Form 10-Q
period 1996-03-31
MRV COMMUNICATIONS INC
filed 1996-05-15
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act.

          For the transition period from _______________ to ______________

          Commission file number  1-11174

                            MRV Communications, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Delaware                                                    06-1340090
- - -------------------------------------------                         ----------------------------------
(State of other jurisdiction                                               (IRS Employer
 of incorporation or organization)                                       identification no.)


8917 Fullbright Ave., Chatsworth, CA                                91311
- - ------------------------------------                        -------------------------
(Address of principal executive offices)                            (Zip Code)


Issuer's telephone number, including area code:  (818) 773-9044


         Check whether the issuer:(1)has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                   No


         As of May 10, 1996 there were 9,588,437 shares of Common Stock, $.0067 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 1996



                                     INDEX



                                                                                                  PAGE NUMBER
                                                                                                  -----------
PART I           FINANCIAL INFORMATION


     Item 1:     Financial Statements:

                 Condensed Consolidated Balance Sheets as of December 31,
                 1995 and March 31, 1996 (unaudited)                                                  3

                 Condensed Consolidated Statements of Income (unaudited)
                 for the three months ended March 31, 1995 and 1996                                   4

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                 for the three months ended March 31, 1995 and 1996                                   5

                 Notes to Condensed Consolidated Financial Statements                                 6


     Item 2:     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                  7 - 8


PART II          OTHER INFORMATION                                                                    9

                            MRV COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                 ---------------------------------------------------------------------------------------------------------------
                                                                                             December 31,           March 31,
                                                                                                 1995                  1996
                 ---------------------------------------------------------------------------------------------------------------
                                                                                                                   (unaudited)
                 ASSETS
                 ------

                 CURRENT ASSETS
                       Cash                                                                   $   1,951             $   1,173
                       Short-term investments                                                     1,000                 1,505
                       Restricted cash                                                            6,272                 5,714
                       Accounts receivable, net of
                          reserves of $825 in 1995 and $807 in 1996                              10,780                12,942
                       Inventories                                                                8,382                 9,882
                       Deferred income taxes                                                        804                   804
                       Other current assets                                                         608                   899
                 ---------------------------------------------------------------------------------------------------------------
                       Total current assets                                                      29,797                32,919

                 Property And Equipment - At cost,
                       net of depreciation and amortization                                       2,060                 2,335

                 Other Assets:
                       Deferred income taxes                                                        925                   925
                       Other                                                                        525                   508
                 ---------------------------------------------------------------------------------------------------------------
                                                                                               $ 33,307             $  36,687

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                 CURRENT LIABILITIES:

                       Accounts payable                                                       $   4,342             $   5,958
                       Accrued liabilities                                                        2,221                 1,631
                       Income taxes payable                                                       1,215                 1,484
                 ---------------------------------------------------------------------------------------------------------------
                       Total current liabilities                                                  7,778                 9,073

                 DEFERRED RENT                                                                       46                    40
                 OTHER LONG TERM DEBT                                                               225                   300

                 COMMITMENTS AND CONTINGENCIES

                 STOCKHOLDERS' EQUITY:
                       Preferred stock, $0.01 par value:
                          1,000,000 shares authorized
                           no shares outstanding                                                     -                     -
                       Common stock, $.0067 par value:
                          20,000,000 shares authorized
                          9,524,293 shares outstanding in
                          1995 and 9,587,714 in 1996                                                 63                    64
                       Additional paid-in capital                                                23,491                23,627
                       Retained earnings                                                          1,704                 3,583
                 ---------------------------------------------------------------------------------------------------------------
                       Total stockholders' equity                                                25,258                27,274
                 ---------------------------------------------------------------------------------------------------------------
                                                                                             $  33,307              $  36,687
                 ---------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                            MRV COMMUNICATIONS, INC.



                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited, in thousands, except share data)

                 ---------------------------------------------------------------------------------------------------------------
                                                                                                      3 Months Ended
                                                                                             -----------------------------------
                                                                                             March 31,             March 31,
                                                                                                1995                  1996
                 ---------------------------------------------------------------------------------------------------------------
                 REVENUES, net                                                                 $  6,737             $  15,529
                 ---------------------------------------------------------------------------------------------------------------

                 COSTS AND EXPENSES:
                     Cost of goods sold                                                           4,260                 8,989
                     Research and development
                        expenses                                                                    702                 1,684
                     Selling, general and
                        administrative expenses                                                     917                 2,136
                 ---------------------------------------------------------------------------------------------------------------
                     Operating income                                                               858                 2,720

                     Other income                                                                   227                    80

                     Provision for income taxes                                                     380                   921
                 ---------------------------------------------------------------------------------------------------------------

                 NET INCOME                                                                    $    705              $  1,879
                 ---------------------------------------------------------------------------------------------------------------

                 EARNINGS PER SHARE                                                            $    .08              $    .18

                 ---------------------------------------------------------------------------------------------------------------

                     Weighted average number of
                        common shares outstanding                                             8,834,375            10,706,357
                 ---------------------------------------------------------------------------------------------------------------



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                 ---------------------------------------------------------------------------------------------------------------
                                                                                                       3 Months Ended
                                                                                                --------------------------------
                                                                                                   March 31,        March 31,
                                                                                                     1995             1996
                 ---------------------------------------------------------------------------------------------------------------
                 CASH FLOWS FROM OPERATING ACTIVITIES:

                 Net income                                                                        $     705        $    1,879

                 Adjustments to reconcile net income
                     to net cash used in operating activities:
                     Depreciation and amortization                                                        41                78
                     (Increase) decrease in:
                        Accounts receivable                                                             (933)           (2,162)
                        Inventories                                                                   (1,421)           (1,500)
                        Deferred income taxes                                                             (7)                -
                        Other assets                                                                     475              (292)
                     Increase (decrease) in:
                        Accounts payable                                                                (164)            1,616
                        Accrued liabilities                                                              (55)             (590)
                        Income taxes payable                                                             (90)              269
                        Deferred rent                                                                      -                (6)
                        Other long term debt                                                               -                75
                 ---------------------------------------------------------------------------------------------------------------
                        Net cash used in
                           operating activities                                                       (1,449)             (633)
                 ---------------------------------------------------------------------------------------------------------------
                 CASH FLOWS FROM INVESTING ACTIVITIES:

                 Purchases of property and equipment                                                    (212)             (335)
                 Restricted Cash                                                                           -               558
                 Purchases of investments                                                            (10,253)             (505)
                 ---------------------------------------------------------------------------------------------------------------
                     Net cash used in
                        investing activities                                                         (10,465)             (282)
                 ---------------------------------------------------------------------------------------------------------------
                 CASH FLOWS FROM FINANCING ACTIVITIES:

                 Net proceeds from issuance of common stock                                            9,555               137
                 ---------------------------------------------------------------------------------------------------------------

                     Net cash provided by (used in)
                        financing activities                                                           9,555               137
                 ---------------------------------------------------------------------------------------------------------------

                     Net decrease in cash                                                             (2,359)             (778)

                 Cash at beginning of period                                                           4,045             1,951
                 ---------------------------------------------------------------------------------------------------------------
                 Cash at end of period                                                             $   1,686        $    1,173
                 ---------------------------------------------------------------------------------------------------------------




                            See accompanying notes.

                            MRV COMMUNICATIONS, INC.



NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report or Form 10-K for the year ended December 31, 1995.

         In the opinion of management, these interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2. NET EARNINGS PER SHARE - Net earnings per share are based upon the weighted average number of shares outstanding during each of the periods. There is no significant difference between primary and fully diluted earnings per share.

3. STOCK SPLIT - On March 5, 1996 Stockholders authorized an additional 10,000,000 shares and a three for two stock split. The date of record for the stock split was March 20, 1996 and the distribution date was April 2, 1996. All outstanding shares, weighted average numbers of shares outstanding, and earnings per share calculations in this document have been adjusted to reflect the three for two stock split.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

                                                                       Quarter Ended March 31
                                                                       ----------------------
                                                                        1995             1996
                                                                        ----             ----
 Revenues, net                                                          100%             100%
 Cost of goods sold                                                      63%              58%
 Gross profit                                                            37%              42%
 Operating expanses:
      Research and development                                           10%              11%
      Selling, general and administrative                                14%              14%
 Operating income                                                        13%              17%
 Other income, net                                                        3%               1%
 Income before taxes                                                     16%              18%


Quarter ended March 31, 1996 as compared to quarter ended March 31, 1995

Revenues

Revenues for the quarter ended March 31, 1996 from product sales were $15,529,000 as compared to $6,737,000 for the quarter ended March 31, 1995, an increase of $8,792,000 or 131 percent. Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 39 percent of revenues for the period ended March 31, 1996 as compared to 25 percent of revenues for the period ended March 31, 1995. International sales grew as a percentage of sales because of greater marketing efforts in overseas markets as well as increased sales and marketing resources put in place by the Company to service overseas markets.

Gross Profit

Gross profit was $6,540,000 for the quarter ended March 31, 1996 as compared to $2,477,000 for the same period in 1995, an increase of 164 percent. Gross profit as a percentage of revenues increased from 37% to 42% primarily as a result of lower cost production techniques and improved discounts obtained from vendors as the Company has increased the volume of its purchases.

Research and Development

Research and development ("R&D") expenses were $1,684,000 and $702,000 and represented 11 percent and 10 percent respectively of revenues for the quarters ended March 31, 1996 and 1995. The 140 percent increase in R&D spending was attributable to the continued development of the Company's fiber optic and networking products, including two-way simultaneous fiber optic transmission modules, Ethernet/Fast Ethernet Switches and ATM products. Additional costs were also associated with the hiring of additional research and development personnel and consultants. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses increased to $2,136,000 for the quarter ended March 31, 1996 from $917,000 for the quarter ended March 31, 1995. The increase was due primarily to increased marketing and personnel costs, as well as other administrative expenses. As a percentage of revenues, SG&A was unchanged at 14 percent.

Net Income

Net income increased to $1,879,000 for the quarter ended March 31, 1996 compared with a net income of $705,000 for the quarter ended March 31, 1995. This increase of 167 percent is primarily due to substantially increased sales and higher gross profit margins.



LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 1996 was $633,000 and $1,449,000 for same period in 1995. The funds were used primarily in increased research and development, marketing expenses, and increased inventories and receivables as a result of increased revenues. Net cash provided by financing activities for the three months ending March 31, 1995 were $9,555,000. The cash provided by financing activities resulted primarily from the issuance of 1,350,000 shares of common stock at $8.00 per share less offering costs. Net cash provided by financing activities for the three months ending March 31, 1996 were $137,000 which resulted primarily from the issuance of shares upon the exercise of employee incentive stock options. Net cash used in investing activities for the three months ended March 31, 1996 was $505,000 and $10,465,000 for the same period in 1995. For the three months ended March 31, 1996 cash was primarily used to purchase short term investments and was provided by the release of a portion of the restricted cash used as security against letters of credit issued by a bank on behalf of the Company. The cash used in investing activity for the three months ended March 31, 1995 was primarily used to purchase U.S. Government securities.


Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results, or on the prices of raw materials.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings as of the date of this report.


Item 2.  Change in Securities

         (a)     Not applicable
         (b)     Not applicable


Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of matters to a vote of Security Holders

         On March 5, 1996 a special meeting of stockholders was held to approve an amendment to the Company's Certificate of Incorporation to effect a three-for-two split of the Company's Common Stock, to increase the number of authorized shares of the Company's Common Stock from 10,000,000 to 20,000,000 shares and to decrease the par value per share of the Company's Common Stock from $0.01 to $0.0067. The results of the voting were as follows:


     Votes           Votes                              Broker
      For           Against          Abstentions       Non Votes
     -----          -------          -----------       ---------
    5,676,297       33,739              6,355            642,318



Item 5.  Other information

         Not applicable


Item 6.  Exhibits and reports on Form 8-K

         (a)     Not applicable

         (b) No reports on Form 8-K were filed during the quarter for which this report on form 10-Q is filed.

SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 1996.

                                       MRV COMMUNICATIONS, INC.



                                       By: /s/ Noam Lotan
                                          ---------------------
                                          Noam Lotan,
                                          President


                                       By: /s/ Edmund Glazer
                                          ---------------------
                                          Edmund Glazer,
                                          Chief Financial Officer