Form 10-K405/A
period 1995-12-31
MRV COMMUNICATIONS INC
filed 1996-06-17
CIK 887969

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-K/A

(Mark One)
[X] Amended Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ______________ to ______________

                         Commission File Number 0-23452

                            MRV COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   06-1340090
  -------------------------------          -------------------------------------
  (State or Other Jurisdiction of          (IRS Employer Identification Number)
  Incorporation or Organization)

  8917 Fullbright Ave., Chatsworth, CA                        91311
- ----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (818) 773-9044
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act:  None


          Securities Registered Pursuant to Section 12(g) of the Act:


                                                      Name of Each Exchange
         Title of Each Class                           on Which Registered
     -----------------------------                    ----------------------
     Common Stock $0.067 par value                    Nasdaq National Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on December 31, 1995 on the Nasdaq National Market was $102,473,000.

   The number of shares of Common Stock outstanding as of December 31, 1995; 9,524,293


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                            MRV COMMUNICATIONS, INC.
                     1995 form 10-K/A AMENDED ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                   Page
                                                                   ----
Item 1   Business                                                  No change

Item 2   Properties                                                No change

Item 3   Legal Proceedings                                         No change

Item 4   Submission of Matters to a Vote of Security Holders       No change

                                    PART II
                                    -------

Item 5   Market for Registrant's Common Equity and Related
           Shareholder Matters                                             12

Item 6   Selected Financial Data                                    No change

Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             14

Item 8   Financial Statements and Supplementary Data                      F-1

Item 9   Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                      No change

                                    PART III
                                    --------

Item 10  Directors and Executive Officers of the Registrant         No change

Item 11  Executive Compensation                                     No change

Item 12  Security Ownership of Certain Beneficial Owners
           and Management                                           No change

Item 13  Certain Relationships and Certain Transactions             No change

                                    PART IV
                                    -------

ITEM 14  Exhibits, Financial Statement Schedules and Report
           on Form 8-K                                              No change

Signatures                                                                 31

PART III

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently traded on the National Association of Securities Dealers Automated Quotation System's National Market under the symbol MRVC. Prior to February 28, 1994, the Company's Common Stock was traded on Nasdaq Small Cap market. The following table sets forth the high and low bid prices quoted on the Common Stock for the periods indicated. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. (The stock prices below are adjusted for the stock split that was effective March 20, 1996)



                                First Year Ended        Fiscal Year Ended
                                December 31, 1995       December 31, 1994
                                -----------------       -----------------

                                High      Low           High       Low
                                ----      ---           ----       ---

First Quarter                   $ 9.83     $ 7.17       $3.46      $2.83

Second Quarter                  $ 8.92     $ 7.25       $4.42      $3.08

Third Quarter                   $14.25     $ 8.50       $6.92      $4.25

Fourth Quarter                  $16.92     $11.00       $8.08      $6.42




     On March 22, 1996, the closing sales price of the Common Stock as reported by the Nasdaq National Market was $33.00. As of December 31, 1995, the Company had 115 registered holders of record and approximately 4200 beneficial owners.


     The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company.



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

         The Company was organized and commenced operations in July 1988. Since its inception, the Company has manufactured and marketed semiconductor laser diodes and LEDs for the fiber optics industry. The Company began volume shipments of discrete lasers and LED devices in 1989. In 1990, the Company introduced lasers and LEDs mounted in industry standard fiber optic receptacles designed and manufactured by the Company. In 1991, the Company introduced a line of transmitting and receiving modules. In 1993, the Company introduced its first stand-alone product, a wavelength converter that allows the connection of certain telephone exchanges or private automatic branch exchanges over single mode fiber optic cable. In 1994, the Company expanded its stand-alone product line to include products incorporating Ethernet switching technology aimed at improving network throughput and distance enhancement in LANS. In 1995 the Company began shipment of its first Fast Ethernet (100Mb) LAN Switches.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

                                                    Year Ended December 31
                                         ---------------------------------------------
                                         1993         1994          1995         1995*
                                         ----         ----          ----         ----
Revenues, net                            100%         100%          100%
Cost of Goods Sold                        53%          59%           58%
Gross Profit                              47%          41%           42%
Operating Expenses:
  Research and Development                15%          12%           10%
  Selling, General & Administrative       17%          15%           17%
  Purchased technology in progress         0%           0%           16%
  Restructuring costs                      0%           0%            4%
Operating income                          15%          14%          (5)%          15%*
Other Income (Expense), net                3%           1%            2%           2%*
Income before Taxes                       18%          15%          (3)%          17%*



* Pro forma information reflects income excluding non recurring charges for purchased technology in progress and restructuring costs.

         The Company terminated its S corporation election effective January 1, 1993 and is currently taxable as a C corporation.

         During the year ended December 31, 1995, the Company acquired assets of Galcom and Ace 400 Communications, Ltd.


YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1994.

REVENUES

         Revenues for the year ended December 31, 1995 from products sales were $39,202,000, as compared to $17,526,000 for the year ended December 31, 1994. The changes represented an increase of $21,676,000 or 124 percent. Revenues increased primarily as a result of greater market acceptance of the Company's products, both domestically and internationally. Additional sales and marketing resources


10K                                                                         14
obtained in the acquisition of assets during the year ended December 31, 1995 also contributed additional revenues. International sales accounted for approximately 45% of revenues for the year ended December 31, 1995 as compared to 19% of revenues for the year ended December 31, 1994. International sales, as a percentage of total revenues increased because of greater marketing efforts in overseas markets and a larger presence of sales resources, obtained in the acquisition of assets, in those markets.

GROSS PROFIT

        Gross profit was $16,594,000 for the year ended December 31, 1995 as compared to $7,198,000 for 1994, due to increased sales. Gross profit as a percentage of revenues increased from 41% in 1994 to 42% in 1995.

RESEARCH AND DEVELOPMENT

        Research and development ("R&D") expenses were $4,044,000 and $2,144,000 and represented 10% and 12% respectively, of revenues for the years ended December 31, 1995 and 1994, respectively. The 89% increase in R&D spending was attributable to the continued development of the Company's fiber optic and networking products, including new stand-alone LAN products as well as to costs associated with the hiring of additional research and development personnel and consultants. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

SELLING, GENERAL & ADMINISTRATIVE

        Selling, General & Administrative ("SG&A") expenses increased to $6,799,000 for the year ended December 31, 1995 from $2,615,000 for the year ended December 31, 1994. As a percentage of revenue, SG&A increased to 17% from 15%. The increase is due primarily to increased marketing and personnel costs, as well as other administrative expenses. In addition the Company increased SG&A expenses with the additional personnel and operations of its newly formed subsidiaries.

PURCHASED TECHNOLOGY IN PROGRESS AND RESTRUCTURING COSTS

        In connection with the Company's acquisition of certain assets of Galcom and ACE Communications, Ltd. the Company acquired incomplete research and development (R&D) projects that will be included in the current R&D activities of the Company. For projects that will have no alternative future use to the Company and where technological feasibility had not yet been established, the company allocated $6,211,000 of the purchase price to technology in progress and recorded the expense during the year ended December 31, 1995.

        Also in connection with the Company's acquisitions, during the year ended December 31, 1995 the Company recorded $1,465,000 as restructuring costs, which primarily related to the closing of several Company facilities, a reduction of its workforce, and the settlement of distribution agreements.


        The total purchase price, including related costs, for ACE 400 Communications assets was approximately $4,812,000 and for Galcom assets was approximately $2,885,000. The value of the ongoing operations with existing sales of Galcom and ACE that were acquired by the Company were believed by management to be inconsequential because their sales were in rapid decline. The decline was the result of the oncoming obsolescence of the older previously-developed products being sold. Of the combined total purchase price, including related costs, of $7,697,000 approximately $6,211,000 was allocated to purchased technology in process. Subsequent to the acquisition of the in process technologies it was determined by the Company that these would not be commercially viable because of the preemptive success of an alternative technology that was also in process at the Company at the time of the acquisition. The effect on operations of the acquisitions of Galcom and ACE was that they initially necessitated a restructuring of the Company's operations so as to integrate all Local Area Network (LAN) product activities throughout the organization. The restructuring, which involved layoffs at all levels as well as office and plant closures, was essentially completed according to plan during the first part of 1996. During 1995 there were no adverse effects on the Company's liquidity or capital resources as a result of the acquisitions and the Company does not anticipate any such effects, as a result of the acquisitions, in future periods.


        Immediately after the acquisition of the businesses, the Company undertook a restructuring plan that called for a merger of the two operations into one and an assumption by the remaining entity of certain international and U.S. operations previously undertaken directly by MRV's LAN products into some of the sale channels developed by MRV prior to the acquisitions. This included, for example, sales by the subsidiary of MRV's LAN products into some of the sales channels developed by MRV prior to the acquisitions. Since the operating plans of the Company did not call for distinctions of these operations from those of the businesses acquired, it is not practicable to quantify their impact. The product lines of the businesses acquired are aimed at computer connecting for the IBM AS400 and mainframe environment. The Company's LAN products are aimed also at the computer connectivity environment although primarily for PCs.


INVENTORIES

        Inventories have increased as a result of increased sales. Inventories as a percentage of assets have increased because a larger portion of the Company's business has come from LAN products which have longer production cycles than the Company's opto-electronic products.

ROYALTIES

        Royalties are payable by both Galcom and Ace to the office of the Chief Scientist of Israel ("OCS") at the rate of 3%, in the case of Galcom and at the rate of 2-3% in the case of Ace on proceeds from the sale of products arising from the research and development activities for which OCS has provided grants for OCS. Ace has paid royalties to date to OCS of $685,000 and Galcom has paid royalties to OCS to date of $23,000. The total amount of royalties may not exceed the amount of grants. The Company does not expect that revenues from royalty bearing products will result in material obligations in the future.

NET INCOME

        Net income decreased from $1,618,000 for the year ended December 31, 1994 to a loss of $1,273,000 for the year ended December 31, 1995. The decrease was primarily due to the write off of non recurring charges of purchased technology in progress and restructuring costs. These charges were incurred in connection with the acquisition of assets from Galcom Networking, Ltd. and Ace Communications, Ltd. and the restructuring of those activities and those of the Company's LAN product operations. Without the non-recurring charges, net of tax effects, net income would have increase to $4,345,000. This increase is primarily due to substantially increase revenues and resulting operating efficiencies.


YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1993.

REVENUES

         Revenues for the year ended December 31, 1994 from products sales were $17,526,000, as compared to $7,426,000 for the year ended December 31, 1993, an increase of 135%. International sales accounted for approximately 19% of revenues for the year ended December 31, 1994 as compared to 18% of revenues for the year ended December 31, 1993. Revenues increased primarily as a result of greater market acceptance of the Company's products, both domestically and internationally.

GROSS PROFIT

         Gross profit was $7,198,000 for the year ended December 31, 1994 as compared to $3,490,000 for 1993, due to increased sales. Gross profit as a percentage of revenues decreased from 47% in 1993 to 41% in 1994. Gross profit as a percentage of revenues declined primarily as a result of a change in the mix of products sold to include more items with lower gross margins.

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") expenses were $2,144,000 and $1,103,000 and represented 12% and 15%, respectively, of revenues for the years ended December 31, 1994 and 1993, respectively. The 94% increase in R&D spending was attributable to the continued development of the Company's fiber optic and networking products, including new stand-alone LAN products as well as to costs associated with the hiring of additional research and development personnel and consultants. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

SELLING, GENERAL & ADMINISTRATIVE

         Selling, General & Administrative ("SG&A") expenses increased to $2,615,000 for the year ended December 31, 1994 from $1,259,000 for the year ended December 31, 1993. As a percentage of revenue, SG&A decreased to 15% from 17%. The increase is primarily due to substantially increased revenues and resulting operating efficiencies.

NET INCOME

         Net income increased to $1,618,000 for the year ended December 31, 1994 compared to $839,000 for the year ended December 31, 1993. The increase is primarily due to substantially increased revenues and resulting operating efficiencies.


LIQUIDITY AND CAPITAL RESOURCES

         In December 1992, the Company completed an initial public offering of 488, 750 units, each unit consisting of four and a half shares of Common Stock and three IPO Warrants. The net proceeds of the initial public offering were $4,529,000.



10K                                                                         16

         The Company used a portion of the net proceeds of its initial public offering to repay certain of its outstanding notes payable. On December 31, 1995, there were no outstanding notes payable. The Company is continuing to utilize the proceeds of its initial public offering to fund working capital, research and development activity, marketing and revenues, and planned capital expenditures. Pending utilization, proceeds have been invested in short-term and long-term interest-bearing government securities.


         In 1994, the Company received proceeds of approximately $5,497,000 form the issuance of 1,463,883 shares of Common Stock, upon exercise of the same number of IPO Warrants.

         Net cash used in operating activities for the year ended December 31, 1995 was $6,198,000 and $2,087,000, for the same period in 1994. For the year ended December 31, 1995, the funds were used for increased inventories and receivables as a result of increased revenues. Net cash provided by financing activities for the years ended December 31, 1995 and 1994 were $9,669,000 and $5,492,000. In 1995, the cash provided by financing activities resulted primarily from the issuance of 1,350,000 shares of common stock at $8.00 per share less offering costs and the issuance of 141,487 shares in connection with the exercise of stock warrants and options. For the year ended December 31, 1994, the cash provided by financing activities were the result of the exercise of IPO Warrants. Net cash used in investing activities for the year ended December 31, 1995 was $5,565,000 which resulted primarily from the restriction of the Company's cash as security against letters of credit issued by a bank on behalf of the Company.


EFFECTS OF INFLATION

         The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or operating results, or on the prices of raw materials.

INCOME TAXES

         Through December 31, 1991, the Company elected treatment as an S corporation under provisions of the Internal Revenue Code of 1986. as amended. While this election was in effect, the Company's income, whether distributed or not, was taxed at the stockholder level. Effective January 1, 1993, the Company terminated the S corporation election and became a C corporation. In February 1992, the Financial Accounting Standards Board issued a new standard with respect to the accounting for income taxes, Statement of Financial Accounting Standards No. 109 (SFAS 109). The Company has adopted this new standard effective January 1, 1992.

POST-RETIREMENT BENEFITS

         The Company does not provide post-retirement benefits affected by SFAS 106.




10K                                                                         17

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                         ----
Report of Independent Public Accountants                                                                  F-2

Consolidated Balance Sheets as of December 31, 1994 and 1995, and March 31, 1996
  (unaudited):
  Assets                                                                                                  F-3
  Liabilities and Stockholders' Equity                                                                    F-4

Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 1995, and the
  unaudited three month periods ended March 31, 1995 and 1996                                             F-5

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995, and
  the unaudited three month period ended March 31, 1996                                                   F-6

Consolidated Statements of Cash Flows for each of the three                                               F-7
  years in the period ended December 31, 1995, and the                                                    and
  unaudited three month periods ended March 31, 1995 and 1996                                             F-8

Notes to Consolidated Financial Statements                                                                F-9



    The consolidated financial statements as of March 31, 1996, and for the three month periods ended March 31, 1995 and 1996, are unaudited.

    The information required by the applicable financial statement schedules has been disclosed in the financial statements and notes thereto and, accordingly, the schedules have been omitted.

- ----------

The assets acquired and liabilities assumed from Ace 400 Communications did not include those of a subsidiary named North Hills Europe on whose financial statements their auditor has issued a disclaimer of opinion. The company is not liable for resolution of liabilities related to North Hills Europe or its liquidation proceedings. North Hills Europe has no effect on an investment decision on the company's securities. Any amounts for the period January 1, 1995 to June 29, 1995, related to North Hills Europe, included in the results of ACE 400 Communications, Ltd., above, are immaterial.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MRV Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MRV COMMUNICATIONS, INC. (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and Subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                    ARTHUR ANDERSEN LLP



Los Angeles, California
February 9, 1996

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                               DECEMBER 31,      DECEMBER 31,
                                                   1994              1995
                                               ------------      ------------

CURRENT ASSETS:
  Cash and cash equivalents                    $  4,045,000      $  1,951,000
  Restricted cash                                       -           6,272,000
  Short-term investments                          2,736,000         1,000,000
  Accounts receivable, net of allowance of
    $300,000 in 1994, $825,000 in 1995 and
    $807,000 in 1996                              4,446,000        10,780,000
  Loans receivable from officers                     42,000            10,000
  Inventories                                     2,666,000         8,382,000
  Deferred income taxes                             372,000           804,000
  Other current assets                              708,000           598,000
                                               ------------      ------------
           Total current assets                  15,015,000        29,797,000
                                               ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                           852,000         1,655,000
  Furniture and fixtures                             12,000            66,000
  Computer hardware and software                        -             795,000
  Leasehold improvements                             27,000           102,000
                                               ------------      ------------
                                                    891,000         2,618,000
  Less--Accumulated depreciation and
    amortization                                   (295,000)         (558,000)
                                               ------------      ------------
                                                    596,000         2,060,000
                                               ------------      ------------

OTHER ASSETS:
  U.S. Treasury note                              1,000,000               -
  Deferred income taxes                                 -             925,000
  Goodwill, net of accumulated
    amortization of $42,000 in 1995
    and $59,000 in 1996                                 -             525,000
  Other                                              56,000               -
                                               ------------      ------------
                                                  1,056,000         1,450,000
                                               ------------      ------------
                                               $ 16,667,000      $ 33,307,000
                                               ============      ============


    The accompanying notes are an integral part of these consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   DECEMBER 31,    DECEMBER 31,
                                                      1994            1995
                                                   -----------     -----------

CURRENT LIABILITIES:
  Current portion of capital lease obligations      $      -       $    33,000
  Accounts payable                                   2,485,000       4,342,000
  Accrued liabilities                                  422,000       2,188,000
  Income taxes payable                                 790,000       1,215,000
  Customer deposits                                     15,000             -
                                                   -----------     -----------
          Total current liabilities                  3,712,000       7,778,000
                                                   -----------     -----------

LONG-TERM LIABILITIES:
  Accrued severance pay                                    -           191,000
  Capital lease obligations, net of
    current portion                                        -            34,000
  Deferred rent                                         49,000          46,000
                                                   -----------     -----------
          Total long-term liabilities                   49,000         271,000
                                                   -----------     -----------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
    Authorized - 1,000,000 shares;
      no shares issued or outstanding                      -               -
  Common stock, $0.0067 par value:
    Authorized - 20,000,000 shares
    Issued and outstanding - 7,605,340
      shares in 1994, 9,524,293 in 1995
      and 9,587,714 in 1996                             51,000          63,000
  Capital in excess of par value                     9,878,000      23,491,000
  Retained earnings                                  2,977,000       1,704,000
                                                   -----------     -----------
                                                    12,906,000      25,258,000
                                                   -----------     -----------
                                                   $16,667,000     $33,307,000
                                                   ===========     ===========


    The accompanying notes are an integral part of these consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                  YEAR ENDED     YEAR ENDED      YEAR ENDED
                                 DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                     1993           1994            1995
                                 ------------   ------------    ------------

REVENUES, net:                    $7,426,000     $17,526,000      $39,202,000
COSTS AND EXPENSES:
  Cost of goods sold               3,936,000      10,328,000       22,608,000
  Research and development
    expenses                       1,103,000       2,144,000        4,044,000
  Selling, general and
    administrative expenses        1,259,000       2,615,000        6,799,000
  Purchased technology in
    progress                             -               -          6,211,000
  Restructuring costs                    -               -          1,465,000
                                  ----------     -----------      -----------
                                   6,298,000      15,087,000       41,127,000
                                  ----------     -----------      -----------
         Operating
           income (loss)           1,128,000       2,439,000       (1,925,000)
                                  ----------     -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                    198,000         210,000          641,000
  Interest expense                       -               -           (102,000)
  Other                                  -           (48,000)         115,000
                                  ----------     -----------      -----------
                                     198,000         162,000          654,000
                                  ----------     -----------      -----------
         Income (loss)
           before provision
           for income taxes        1,326,000       2,601,000       (1,271,000)

PROVISION FOR INCOME TAXES           487,000         983,000            2,000
                                  ----------     -----------      -----------
NET INCOME (LOSS)                 $  839,000     $ 1,618,000      $(1,273,000)
                                  ==========     ===========      ===========

EARNINGS (LOSS) PER COMMON
  SHARE INFORMATION:

    Primary earnings (loss)
      per common share            $      .14     $       .26      $      (.14)
                                  ==========     ===========      ===========

    Fully diluted earnings
      (loss) per common share     $      .14     $       .25      $      (.14)
                                  ==========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

  Primary                          6,025,084       6,284,001        9,188,737
                                  ==========     ===========      ===========

  Fully diluted                    6,025,084       6,357,741        9,188,737
                                  ==========     ===========      ===========


  The accompanying notes are an integral part of these consolidated statements.

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              CAPITAL IN
                                   SHARES        COMMON       EXCESS OF      RETAINED
                                 OUTSTANDING     STOCK        PAR VALUE      EARNINGS           TOTAL
                                  ---------     -------     -----------     -----------      -----------
BALANCE,
  December 31, 1992               5,885,625     $39,000     $ 4,393,000     $   520,000      $ 4,952,000

  Net income                            -           -               -           839,000          839,000
                                  ---------     -------     -----------     -----------      -----------

BALANCE,
  December 31, 1993               5,885,625      39,000       4,393,000       1,359,000        5,791,000

  Issuance of common
    stock, due to
    exercise of stock
    warrants, net of
    related expenses              1,719,715      12,000       5,485,000             -          5,497,000

  Net income                            -           -               -         1,618,000        1,618,000
                                  ---------     -------     -----------     -----------      -----------

BALANCE,
  December 31, 1994               7,605,340      51,000       9,878,000       2,977,000       12,906,000

  Issuance of common
    stock in connection
    with the secondary
    public offering               1,350,000       9,000       9,346,000             -          9,355,000

  Issuance of common
    stock in connection
    with the acquisition
    of ACE 400 Communications       427,465       2,000       3,908,000             -          3,910,000

  Issuance of common
    stock, due to
    exercise of stock
    warrants and options            141,488       1,000         359,000             -            360,000

  Net loss                              -           -               -        (1,273,000)      (1,273,000)
                                  ---------     -------     -----------     -----------      -----------
BALANCE,
  December 31, 1995               9,524,293     $63,000     $23,491,000     $ 1,704,000      $25,258,000
                                  =========     =======     ===========     ===========      ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                  1993             1994             1995
                              ------------     -----------      -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)             $ 839,000      $ 1,618,000      $(1,273,000)
  Adjustments to reconcile
    net income (loss)to net
    cash provided by
    (used in) operating
    activities:
      Depreciation and
        amortization               68,000           97,000          305,000
      Provision for losses
        on accounts
        receivable                 50,000          270,000          525,000
      Gain on sale of
        property
        and equipment                 -                -             (6,000)
      Realized loss on
        investment                    -             48,000              -
      Purchased technology
        in progress                   -                -          5,691,000
      Amortization of
        premium paid for
        U.S. Treasury notes        12,000            8,000            8,000
      Changes in assets
        and liabilities,
        net of effects from
        acquisitions:
        Decrease (increase)
          in:
          Accounts
            receivable           (609,000)      (3,417,000)      (6,859,000)
          Inventories            (439,000)      (2,077,000)      (5,397,000)
          Deferred income
            taxes                 (44,000)        (282,000)      (1,357,000)
          Other assets            (51,000)        (618,000)         166,000
        Increase (decrease)
          in:
          Accounts payable        111,000        1,584,000        1,457,000
          Accrued
            liabilities            38,000          266,000          154,000
          Income taxes
            payable                53,000          421,000          425,000
          Customer deposits       (46,000)         (18,000)         (15,000)
          Accrued severance
            pay                       -                -            (19,000)
          Deferred rent            36,000           13,000           (3,000)
                                ---------      -----------      -----------
          Net cash
            provided by
            (used in)
            operating
            activities             18,000       (2,087,000)      (6,198,000)
                                ---------      -----------      -----------

                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                               DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                   1993             1994             1995
                               -----------      -----------      ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property
    and equipment                 (155,000)        (410,000)       (1,035,000)
  Proceeds from sale of
    property and equipment             -                -              14,000
  Purchases of investments      (2,965,000)      (1,000,000)      (22,013,000)
  Proceeds from sale of
    investments                  2,474,000        1,676,000        24,741,000
  Restricted cash                      -                -          (6,272,000)
  Net cash used in
    acquisitions                       -                -          (1,000,000)
                               -----------      -----------      ------------

          Net cash
            provided by
            (used in)
            investing
            activities            (646,000)         266,000        (5,565,000)
                               -----------      -----------      ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net proceeds from
    issuance of common
    stock                              -          5,497,000         9,715,000
  Principal payments on
    notes payable                  (92,000)         (42,000)              -
  Principal payments on
    capital lease
    obligations                        -                -             (78,000)
  Loans receivable from
    officers                       (79,000)          37,000            32,000
                               -----------      -----------      ------------
          Net cash
            provided by
            (used in)
            financing
            activities            (171,000)       5,492,000         9,669,000
                               -----------      -----------      ------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                     (799,000)       3,671,000        (2,094,000)

CASH AND CASH EQUIVALENTS,
  beginning of period            1,173,000          374,000         4,045,000
                               -----------      -----------      ------------
CASH AND CASH EQUIVALENTS,
  end of period                $   374,000      $ 4,045,000      $  1,951,000
                               ===========      ===========      ============


   The accompanying notes are an integral part of these consolidated financial statements.

                            MRV COMMUNICATIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Background

         MRV Communications, Inc. (the Company) designs, manufactures, markets and sells semiconductor laser diodes, light emitting diodes ("LEDs") and fiber optic transmitting and receiving modules for the transmission of large amounts of information at high speeds over long distances. The Company assembles and integrates these devices into components that are sold primarily to Original Equipment Manufacturers ("OEMs") in the fiber optic market. Products incorporating these devices are used primarily in computer communication networks, voice communications devices, cable TV and fiber optic test instruments. The Company develops and markets three product lines: laser diodes and LED-based components, integrated transmitting and receiving modules, and stand-alone products. The Company markets and sells its products both domestically and internationally.

         In 1995, the Company acquired certain assets and the distribution business of two companies located in Israel (see Note 2). The results of operations of the acquired businesses since the acquisition dates have been included in the accompanying consolidated financial statements. The following summarized unaudited pro forma financial information assumes the acquisitions occurred on January 1, 1994 and 1995:



                                                  Year Ended
                                                  December 31,
                                      ---------------------------------
                                          1994                 1995
                                      -----------           -----------
         Revenues, net                $36,781,000           $47,005,000
         Net income (loss)             (8,627,000)            3,782,000
         Earnings (loss) per
           common share               $     (1.37)          $      0.41
                                      ===========           ===========



         Pro forma net income (loss) and earnings (loss) per share amounts do not include the purchased technology in progress costs included in the accompanying 1995 Statement of Operations.


         The pro forma net loss in 1994 primarily related to a non-recurring write-off of inventories and accounts receivable in the amount of $7.2 million relating to an acquisition of a company by ACE 400 Communications, Ltd., a company acquired by the Company in 1995 (see Note 2).

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, N-Base Communications, Inc. and N-Base Communications Ltd. All significant intercompany transactions and accounts have been eliminated.

         Foreign Currency Translation

         N-Base Communication Ltd.'s (N-Base) financial statements have been prepared in U.S. Dollars as the currency of the primary economic environment in which the operations of N-Base are conducted is the U.S. dollar. Thus, the functional currency of N-Base is the U.S. dollar.

         Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards NO. 52, and are included in determining net income or loss.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

         The Company recognizes revenue upon shipment of products. Customer deposits represent advance payments from customers which are deferred until the related revenue has been earned.

         The Company's three largest customers together accounted for approximately 22 percent, 13 percent and 14 percent of the Company's revenues in 1993, 1994 and 1995, respectively. At December 31, 1994, there was one customer with a significant receivable balance, which was equal to 10 percent of total receivables. There were no significant receivable balances at December 31, 1993 and 1995.

         Sales to foreign countries approximated 18 percent, 19 percent and 45 percent of the Company's revenues in 1993, 1994 and 1995, respectively. There have been no significant sales to any one geographical area through 1995.

         Purchased Technology in Progress and Restructuring Costs

         In connection with the Company's acquisitions (see Note 2), the Company acquired incomplete research and development (R&D) projects that will be included in the current R&D activities of the Company. For projects that will have no alternative future use to the Company and where technological feasibility had not yet been established, the Company allocated $6,211,000 of the purchase price to technology in progress and recorded the expense during the year ended December 31, 1995.

         Also in connection with the Company's acquisitions, during the year ended December 31, 1995, the Company recorded $1,465,000 as restructuring costs, which primarily related to the closing of several Company facilities, a reduction of its workforce, and the settlement of distribution agreements. The reduction of the workforce related to 63 employees, of which six were upper management personnel.

The following summarizes the major restructuring costs:

         Accrued termination benefits                   $  221,000
         Accrued legal and other                           201,000
                                                        ----------
                  Total accrued costs                      422,000
                                                        ----------
         Closing of facilities                             179,000
         Settlement of distribution agreements             205,000
         Termination benefits                              427,000
         Other costs                                       232,000
                                                        ----------
                  Total cash paid                        1,043,000
                                                        ----------
                                                        $1,465,000
                                                        ==========

         Restricted Cash Balances

         Cash balances include restricted deposits with a bank amounting to $6,272,000 at December 31, 1995, which are given as a security against letters of credit issued by the bank on behalf of the Company (see Note 5).

         Investments

         As of December 31, 1994 and 1995, short-term investments consisted of the following, at cost:

                                         1994                1995
                                      ----------          ----------
         Time Deposit                 $   28,000           $     -
         U.S. Treasury notes           2,708,000           1,000,000
                                      ----------          ----------
                                      $2,736,000          $1,000,000
                                      ==========          ==========

         During 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard did not have a material impact on the Company's results of operations in 1994.

         As defined by the new standard, the Company has classified all investments as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 1995. All investments mature in 1996.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of material, labor and overhead.

         Inventories consisted of the following as of December 31, 1994 and 1995:

                                     1994                1995
                                  ----------          ----------
         Raw materials            $  910,000          $4,750,000
         Work-in-process             307,000           2,035,000
         Finished goods            1,449,000           1,597,000
                                  ----------          ----------
                                  $2,666,000          $8,382,000
                                  ==========          ==========

         Property and Equipment

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, while significant replacements and betterments are capitalized.

         Depreciation and amortization are provided using the straight-line method based upon the estimated useful lives of the related assets. Useful lives range from five to fifteen years.

         Goodwill

         The Goodwill resulted from the Company's acquisitions during 1995. It is amortized on a straight-line basis over 8 years.

         Warranty

         The Company warrants its products against defects in materials and workmanship for one to three year periods. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

         Statements of Cash Flows

         For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

         Cash paid for income taxes was $450,000 in 1993, $834,000 in 1994 and $932,000 in 1995. There was no cash paid for interest in 1993 and 1994. Cash paid for interest was $102,000 in 1995.

         During the year ended December 31, 1995, the Company purchased property and equipment with a cost of $100,000 through a capital lease agreement. This non-cash transaction, which has been recorded in the December 31, 1995 Balance Sheet, is excluded from the December 31, 1995 Statement of Cash Flows.

         The 1995 Statement of Cash Flows includes an amount of $5,691,000 that represents the fair value of consideration given and net liabilities assumed for the Company's acquisitions that was allocated to purchased technology in progress. This amount differs from the amount shown on the 1995 Statement of Operations by $520,000, which represents legal, consulting and other costs which were allocated to purchased technology in progress on the Statement of Operations (see Note 2).

         Earnings Per Common Share

         Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock warrants and stock options) outstanding during the related periods (adjusted retroactively for the exchange of shares described in Note 6). The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock warrants and options, less the number of shares assumed purchased with the proceeds available from such exercise. The effect of dilutive common share equivalents is not included in the loss per common share calculation for 1995. Fully diluted earnings per share differs from primary earnings per share in 1994.

         Reclassifications

         Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

2.       ACQUISITIONS AND RESTRUCTURING

         On May 1, 1995, the Company acquired certain assets and the distribution business of Galcom Networking, Ltd. (Galcom), a network equipment company located in Israel. The purchase price paid by the Company was approximately $900,000 in cash and the assumption of approximately $1,800,000 in liabilities and debt.

         On June 29, 1995, the Company acquired certain assets and the distribution business of ACE 400 Communications, Ltd. (ACE), a network equipment company located in Israel. The purchase price paid by the Company was $100,000 in cash, the assumption of $466,667 in liabilities and debt, the issuance of 284,977 shares of the Company's common stock (valued at $3,910,000), and extended a right to ACE to sell to the Company up to $400,000 of ACE's inventory.

         Subsequent to the acquisition dates, the Company consolidated operations in Israel and formed a new subsidiary in Israel named N-Base Communications Ltd. Each of the businesses acquired also owned a subsidiary in the United States. These operations were also consolidated and the Company formed a new subsidiary in the United States named N-Base Communications, Inc.

         Both acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values, as follows:

         Inventory                                     $   319,000
         Property and equipment                            600,000
         Current liabilities and debt                   (2,267,000)
                                                       -----------
                  Net liabilities assumed               (1,348,000)

         Cash paid for legal, consulting and
           other costs                                    (395,000)
         Accrued legal, consulting and others
           costs                                          (125,000)
         Common stock issued to sellers                 (3,910,000)
         Cash paid to sellers                           (1,000,000)
                                                       -----------
                  Paid or accrued                       (6,778,000)

         Allocated to purchased
           technology in progress                        6,211,000
                                                       -----------
         Goodwill                                      $   567,000
                                                       ===========


         In connection with the acquisition of certain assets from Galcom, the Company issued warrants to Galcom to purchase 112,500 shares of common stock at prices ranging from $9.83 to $14.75 per share. The Company also issued warrants to purchase 37,500 common shares to former employees of Galcom at prices ranging from $8.50 to $9.50 per share, warrants to purchase 495,000 common shares at prices ranging from $8.50 to $9.50 per share to existing employees and consultants, warrants to purchase 22,500 common shares at $8.50 per share to an outside consultant, and warrants to purchase 18,000 common shares at $8.50 per share to a company for design services performed. All of these warrants are exercisable over a five year period.

         In connection with the acquisition of certain assets from ACE, the Company issued warrants to the trustee of ACE to purchase 150,000 common shares at $9.15 per share, and issued warrants to purchase 15,000 shares at $9.33 per share to an ACE employee. All of these warrants are exercisable over a five year period.

3.       INCOME TAXES

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), which was adopted by the Company in fiscal 1992.

         Under SFAS 109, deferred income tax assets or liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

         The components of the net deferred income tax asset at December 31, 1994 and 1995 are as follows:

                                                    1994               1995
                                                  --------          ----------
         Allowance for bad debts                  $120,000          $  298,000
         Inventory reserve                         124,000             141,000
         Warranty reserve                           40,000              80,000
         Accrued restructuring costs                   -               213,000
         State income taxes                         79,000              84,000
         Other, net                                  9,000             (12,000)
                                                  --------          ----------
                  Current portion                  372,000             804,000

         Net operating loss carryforward               -             1,350,000
         Valuation reserve                             -              (425,000)
                                                  --------          ----------
                                                       -               925,000
                                                  --------          ----------
                                                  $372,000          $1,729,000
                                                  ========          ==========

         The provision for income taxes for the years ended December 31, 1993, 1994 and 1995 is as follows:

                                         1993          1994           1995
                                       --------     ----------     ----------
         Current  - Federal            $428,000     $1,051,000     $1,112,000
                  - State               103,000        214,000        247,000
                  - Foreign                 -              -              -
                                       --------     ----------     ----------
                                        531,000      1,265,000      1,359,000
                                       --------     ----------     ----------

         Deferred - Federal             (37,000)      (252,000)      (333,000)
                  - State                (7,000)       (30,000)       (99,000)
                  - Foreign                 -              -         (925,000)
                                       --------     ----------     ----------
                                        (44,000)      (282,000)    (1,357,000)
                                       --------     ----------     ----------
         Provision for income taxes    $487,000     $  983,000     $    2,000
                                       ========     ==========     ==========

         In 1995, the Company incurred a consolidated loss before the provision for income taxes of $1,271,000, but recorded pre-tax income from its United States operations in the amount of $2,616,000. The Company's foreign operations recorded a pre-tax loss of $3,887,000.

         Differences between the provision for income taxes and income taxes at the statutory federal income tax rate based on U.S. pre-tax income for the years ended December 31, 1993, 1994 and 1995 are as follows:

                                     1993                    1994                   1995
                             ---------------------   ---------------------   --------------------
                              Amount      Percent     Amount      Percent     Amount     Percent
                             --------    ---------   --------    ---------   --------   ---------
         Income tax
           provision
           (benefit) at
           statutory
           federal rate      $451,000      34.0%     $884,000      34.0%     $889,000     34.0%
         State and
           local income
           taxes, net
           of federal
           income tax
           effect              81,000       6.1       159,000       6.1       160,000      6.1
         Research and
           development
           credit             (94,000)     (7.1)     (138,000)     (5.3)     (173,000)    (6.7)
         Effect of
           foreign net
           operating loss
           carryforwards          -           -           -           -      (925,000)    (35.4)
         Other items,
           net                 49,000       3.7        78,000       3.0        51,000      2.0
                             --------      ----      --------      ----      --------     ----
                             $487,000      36.7%     $983,000      37.8%     $  2,000       - %
                             ========      ====      ========      ====      ========     ====

         The Company's subsidiary in Israel, N-Base Communications Ltd. (N-Base), is subject to the provisions of the Income Tax Law of 1985. During 1995, N-Base incurred a taxable loss of approximately $3.8 million. According to Israeli tax law, this loss may be carried forward for an indefinite period of time. The taxable loss was due to the non-recurring write-off of research and development projects in progress in the amount of approximately $6.1 million in 1995. The Company has recorded a net long-term deferred tax asset relating to the loss carryforward in the amount of $925,000 at December 31, 1995. A full reserve has not been recorded against the asset due to the probability of its recoverability. The reserve that has been recorded reflects the Company's estimate of the amount that may not be realized due to the benefit period described below.

         In 1995, N-Base qualified for a program under which it will be eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. The Company estimates that the benefit period will begin in 1996 or 1997.

         The Company does not provide U.S. federal income taxes on the undistributed earnings of its foreign operations. The Company's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

4.       LOANS RECEIVABLE FROM OFFICERS

         During 1994 and 1995, the Company loaned certain amounts to three of its officers. The total amounts due from the officers as of December 31, 1994 and 1995 was $42,000 and $10,000, respectively.

5.       COMMITMENTS

         Lease Commitments

         In March 1993, the Company entered into an agreement to lease office and manufacturing space. The lease term is for six years, terminating in March 1999, with an average base rent of $64,000 per year. The agreement includes lease incentives, with free rent for several months of the lease term, primarily in 1993. As of December 31, 1995, the Company has recorded a deferred rent liability of $46,000 to properly reflect straight-line rent expense.

         The Company leases all of its facilities and certain equipment under noncancelable capital and operating leases, expiring at various dates through 2003. Minimum future obligations under such agreements at December 31, 1995 are as follows:

                                                     Capital        Operating
                                                     Leases           Leases
                                                     -------        ----------
                 1996                                $35,000        $  353,000
                 1997                                 25,000           314,000
                 1998                                 11,000           316,000
                 1999                                   -              194,000
                 2000                                   -              173,000
                 Thereafter                             -              270,000
                                                     -------        ----------
                                                      71,000        $1,620,000
                                                                    ==========
                 Less--Amount
                   representing interest              (4,000)
                                                     -------
                                                      67,000
                 Less--Current portion               (33,000)
                                                     -------
                                                     $34,000
                                                     =======


         Rent expense under noncancelable operating lease agreements for the years ended December 31, 1993, 1994 and 1995 was $90,000, $115,000 and $405,000,
respectively.

         Employment Agreements

         In March 1992, the Company entered into three-year employment agreements with three key officers of the Company which became effective in December 1992. The agreements specify annual salaries of $100,000 to $110,000 for each of the officers, plus annual bonuses to be determined by the Board of Directors.

         Consulting Agreement

         In March 1993, the Company entered into an agreement with a company which is affiliated with the Company's former Chief Financial Officer, to provide financial and managerial services for a fee of $2,200 per month, plus reimbursement for travel, transportation and other authorized and necessary expenses. The term of the agreement is 29 months. In addition, the consulting company received a four-year warrant to purchase up to 12,500 shares of common stock at 120 percent of the initial public offering price ($4.80 per share) and a cash bonus of $75,000 at the time of the closing of the initial public offering. As of December 31, 1995, all of these common stock warrants had been exercised and none were outstanding.

         Royalty Commitment

         As part of the purchase agreements referred to in Note 2, the selling companies' commitments to pay royalties to the State of Israel were assigned to the Company. The commitments arose in consequence of the participation of the Israeli Government in product development through the payment of grants.

         The royalties are payable at a rate of between 1.5 percent and 3.0 percent of the sales proceeds of the products developed up to 150 percent of the amount of the grants received. The balance of the commitment for royalties at December 31, 1995 amounted to $6,150,000.

         Letter of Credit

         During 1995, the Company, in connection with its acquisitions in Israel (see Note 2), entered into a stand-by letter of credit arrangement with a bank in the amount of $4,935,000. The arrangement expires in 1997.

6.       EQUITY TRANSACTIONS

         Merger/Exchange of Shares


         Effective April 7, 1992, MRV Technologies, Inc. (the predecessor company, which was incorporated in California in July 1988) was merged into MRV Communications, Inc., a new Delaware corporation. All of the 5,240 issued and outstanding shares of the predecessor company were exchanged for an aggregate of 3,686,250 shares of the common stock of the Company. The financial statements for all years presented give retroactive effect to this exchange of shares and merger. In addition, the articles of incorporation for the new Delaware corporation provide for the issuance of up to 1,000,000 shares of Preferred Stock, $0.01 par value.

         Secondary Public Offering

         In January 1995, the Company completed a secondary public offering of its common stock. The Company sold 1,350,000 shares at a price of $8.00 per share. The gross and net proceeds of the offering were $10,800,000 and $9,355,000, respectively.

         In connection with this offering, the Company sold to the representatives of the underwriters three-year warrants to purchase 150,000 shares of common stock at a price of $11.20 per share. The warrants may be exercised beginning in January 1996 and expire in January 1999.

         Initial Public Offering

          In December 1992, the Company completed an initial public offering of its common stock. The Company sold 488,750 units, each unit consisting of four and a half shares of common stock and three redeemable common stock purchase warrants, at a price of $8.00 per unit. The gross proceeds of the initial public offering were $5,865,000. This amount, net of deferred underwriting commissions and other costs totaling $1,336,000, was recorded in common stock and capital in excess of par value in the accompanying financial statements.

          The three common stock purchase warrants included in the units (the IPO warrants) became immediately detachable and separately transferable. Each warrant entitled the registered holder to purchase, at any time over a five-year period, one and a half shares of common stock at a price of $3.33 per share, but were subject to redemption by the Company at $.03 per warrant on 30 days prior written notice. On October 27, 1994, the Company called for the redemption of all of these 1,466,250 outstanding warrants. As of November 25, 1994, the redemption date, 1,463,883 of these outstanding warrants were exercised at $3.33 per share, and the remaining 2,367 warrants were redeemed by the Company.

          In connection with the public offering, the Company issued to the representatives of the underwriters five-year warrants (the Underwriter warrants) to purchase 42,500 additional units (or 318,750 shares) at a price of $10.40 per unit. As of December 31, 1995, 306,750 shares relating to these warrants had been issued and warrants to purchase 12,180 shares were outstanding. These warrants expire in December 1997.



         The gross proceeds from the exercise of the IPO and Underwriter warrants was $5,754,000. This amount, net of underwriting fees and other costs of $257,000, was recorded in common stock and capital in excess of par value in the accompanying financial statements.


          Also, in connection with the public offering, the Company issued bridge loans with a face value of $140,000 and an interest rate equal to the prime rate plus two percent. During fiscal 1992, the Company repaid the bridge loans from the proceeds of the offering. In connection with the issuance of the notes, the Company issued 52,500 stock warrants to the holders of the notes. The amount attributed to the value of the warrants, $42,000, is recorded as capital in excess of par value in the accompanying financial statements. The warrants allow one and a half shares of common stock to be purchased for each $4.00 of notes. The exercise price of the warrants is $.53 per share or 20 percent of the public offering price. The warrants are exercisable for a five-year period, expiring in January 1997. As of December 31, 1995, 7,500 of these warrants were outstanding.


         Common Stock Purchase Warrants

         A summary of warrant activities is as follows:

                                           Number          Exercise
                                         of Shares          Prices
                                        ----------      ---------------
         Balance, December 31, 1992      1,856,250      $ 0.53 to  3.41
           and 1993

           Issued                              -                    -
           Exercised                     1,719,715        3.33 to  3.41
           Redeemed                         (2,367)                3.33
                                        ----------      ---------------
         Balance, December 31, 1994        134,168        0.53 to  3.41

           Issued                        1,050,000        8.50 to 14.75
           Exercised                      (118,237)       0.53 to  3.41
           Redeemed                            -                    -
                                        ----------      ---------------
         Balance, December 31, 1995      1,065,931      $ 0.53 to 14.75
                                        ==========      ===============



         At December 31, 1995, warrants to purchase 1,065,931 shares were outstanding, of which 3,750 were exercisable at $0.53 per share. There were no warrants issued, exercised or redeemed during 1993.

         Stock Option Plan

         In March 1992, the Board of Directors and stockholders of the Company adopted a stock option plan (the Plan) that provides for the granting of options to purchase up to 450,000 shares of common stock, consisting of both incentive stock options and non-qualified options. In June 1995, the Board of Directors and stockholders of the Company authorized options to purchase an additional 450,000 shares. Incentive stock options are issuable only to employees of the Company and may not be granted at an exercise price less than the fair market value of the common stock on the date the option is granted. Non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees, with an exercise price established by the Board of Directors. All incentive stock options granted as of December 31, 1995 have been granted at prices equal to the fair market value of the common stock on the grant date, and all options granted expire five years from the date of grant. All of the incentive stock options granted become exercisable beginning one year from the date of grant in equal installments over a three year period, while the non-qualified options become fully exercisable beginning six months from the date of the grant. There were no options granted prior to December 31, 1993.

         A summary of option activities under the Plan is as follows:


                                         Number            Option
                                        of Shares           Prices
                                        --------      ----------------
         Balance, December 31, 1993          -        $            -

           Granted                       256,050         3.08 to  6.33
           Exercised                         -                     -
           Canceled                      (60,750)        3.08 to  3.83
                                        --------      ----------------
         Balance, December 31, 1994      195,300         3.08 to  6.33

           Granted                       405,750         7.25 to  9.50
           Exercised                     (23,250)        3.08 to  6.33
           Canceled                          -                     -
                                        --------      ----------------
         Balance, December 31, 1995      577,800      $  3.08 to  9.50
                                        ========      ================


         Escrow Agreement

          In 1992, the Company entered into an agreement with certain of its employee/officer stockholders under which 1,312,500 shares of common stock held by the individuals were placed in escrow for a seven-year term. The agreement specifies that a certain number of the escrow shares may be released to the stockholders periodically if the Company achieves certain income goals or if the market price of the Company's common stock reaches certain levels. As of December 31, 1994, the Company had achieved the necessary levels and all of the shares in escrow were released.



7.        FOREIGN OPERATIONS

          The company operates principally in 4 geographic areas: the United States, the European Community, the Pacific Rim and the Middle East. Following is a summary of information by areas as of and for the year ended December 31, 1995.

                                                    United       European      Middle       Pacific     All other
                                                    States       Community      East          Rim         areas       Total
                                                  -----------   ----------   ----------   ----------   ----------   -----------
        Sales to unaffiliated customers           $21,542,000   $9,702,000   $3,750,000   $2,509,000   $1,600,000   $39,202,000
        Loss from operations                      $(1,058,000)  $ (477,000)  $ (184,000)  $ (123,000)  $  (83,000)  $(1,025,000)
        Identifiable assets                       $27,660,000   $      --    $5,647,000   $      --    $      --    $33,307,000


          Intercompany sales between geographic areas, which have been eliminated from sales to unaffiliated customers and which are accounted for as arms length transactions were as follows:


        From the Middle East to the United States               $1,734,000
        From the United States to the Middle East               $  117,000


SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 1996.

                                                        MRV COMMUNICATIONS, INC.



                                                        By: /s/ Noam Lotan
                                                           ---------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name                            Capacity                                        Date
- ----                            --------                                        ----

/s/ Noam Lotan                  President, Chief Executive Officer              June 13, 1996
- -------------------------       (Principal Executive Officer), Director
Noam Lotan


/s/ Edmund Glazer               Chief Financial Officer                         June 13, 1996
- -------------------------       (Principal Financial and Principal
Edmund Glazer                   Accounting Officer)



/s/ Shlomo Margalit             Chairman of the Board                           June 13, 1996
- -------------------------
Shlomo Margalit




/s/ Zeev Rav-Noy                Director                                        June 13, 1996
- -------------------------
Zeev Rav-Noy



                                Director                                        June 13, 1996
- -------------------------
Leonard Mautner



                                Director                                        June 13, 1996
- -------------------------
Milton Rosenberg





10K                                                                          31