Form 10-Q
period 1996-06-30
MRV COMMUNICATIONS INC
filed 1996-08-14
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

[  ]      Transition Report pursuant to section 13 or 15(d) of the Securities
          Exchange Act.

          For the transition period from _______________ to ______________

          Commission file number  1-11174

                            MRV Communications, Inc.
            (Exact name of registrant as specified in its charter)_



                 Delaware                                                    06-1340090
- -------------------------------------------                         ----------------------------------
(State of other jurisdiction                                        (IRS Employer
 of incorporation or organization)                                  identification no.)


8917 Fullbright Ave., Chatsworth, CA                                91311
- ------------------------------------                        -------------------------
(Address of principal executive offices)                            (Zip Code)


Issuer's telephone number, including area code:  (818) 773-9044


         Check whether the issuer:(1)has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                   No


         As of August 12, 1996 there were 19,748,776 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q June 30, 1996



                                     INDEX



                                                                                                  PAGE NUMBER
                                                                                                  -----------
PART I           FINANCIAL INFORMATION


     Item 1:     Financial Statements:

                 Condensed Consolidated Balance Sheets as of December 31,
                 1995 and June 30, 1996 (unaudited)                                                   3

                 Condensed Consolidated Statements of Operations (unaudited)
                 for the three and six months ended June 30, 1995 and 1996                            4

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                 for the six months ended June 30, 1995 and 1996                                      5

                 Notes to Condensed Consolidated Financial Statements                                 6


     Item 2:     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                7 - 8


PART II          OTHER INFORMATION                                                                    9

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                            December 31,            June 30,
                                                                                1995                  1996
- --------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
  ASSETS
  ------

  CURRENT ASSETS
        Cash                                                                    $   1,951            $   3,453
        Short-term investments                                                      1,000                    -
        Restricted cash                                                             6,272                1,778
        Accounts receivable, net of
           reserves of $825 in 1995 and $1,518 in 1996                             10,780               19,541
        Inventories                                                                 8,382               15,856
        Deferred income taxes                                                         804                  946
        Other current assets                                                          608                1,888
- --------------------------------------------------------------------------------------------------------------
        Total current assets                                                       29,797               43,462

  Property And Equipment- At cost,
        net of depreciation and amortization                                        2,060                4,606

  Other Assets:
        Deferred income taxes                                                         925                  850
        Other                                                                         525                  914
- --------------------------------------------------------------------------------------------------------------
                                                                                 $ 33,307            $  49,832
- --------------------------------------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

  CURRENT LIABILITIES:

        Accounts payable                                                        $   4,342           $   12,342
        Accrued liabilities                                                         2,221                2,828
        Income taxes payable                                                        1,215                1,938
- --------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                   7,778               17,108

  DEFERRED RENT                                                                        46                   40
  OTHER LONG TERM DEBT                                                                225                  358
  DEFERRED INCOME TAXES                                                                 -                   85
  CAPITAL LEASE OBLIGATION                                                              -                1,083

  COMMITMENTS AND CONTINGENCIES

  MINORITY INTERESTS                                                                    -                  744

  STOCKHOLDERS' EQUITY:
        Preferred stock, $0.01 par value:
           1,000,000 shares authorized
            no shares outstanding                                                      -                    -
        Common stock, $.0034 par value:
           40,000,000 shares authorized
           19,048,586 shares outstanding in
           1995 and 19,289,774 in 1996                                                 63                   64
        Additional paid-in capital                                                 23,491               24,484
        Retained earnings                                                           1,704                5,866
- --------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                 25,258               30,414
- --------------------------------------------------------------------------------------------------------------
                                                                               $  33,307             $  49,832
- --------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                            MRV COMMUNICATIONS, INC.




CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

                                                     3 Months Ended                    6 Months Ended
                                              ---------------------------       --------------------------
                                              June 30,            June 30,      June 30,          June 30,
                                                1995                1996          1995              1996
REVENUES, net                                $     8,310         $   19,586     $   15,047         $  35,115
- ------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of goods sold                             4,835             11,411          9,095            20,400
    Research and development
         expenses                                    800              1,992          1,502             3,676
    Selling, general and
         administrative expenses                   1,454              2,959          2,371             5,095
    Purchased technology
         in progress                               6,211                  -          6,211                 -
    Restructuring costs                            1,465                  -          1,465                 -
- ------------------------------------------------------------------------------------------------------------
    Operating (loss) income                      (6,455)              3,224        (5,597)             5,944

    Other income                                     181                 84            408               164

    (Credit) Provision for
         income taxes                            (1,567)                962        (1,187)             1,883

    Minority interests                                 -                  -              -                63
- ------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                            $   (4,707)         $    2,346     $  (4,002)         $   4,162
- ------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                           $    (0.25)         $     0.11     $   (0.22)         $    0.19
- ------------------------------------------------------------------------------------------------------------

    Weighted average number of
         common shares outstanding            18,492,078         22,203,980     18,124,080        22,046,738
- ------------------------------------------------------------------------------------------------------------


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
- --------------------------------------------------------------------------

                                                                                   6 Months Ended
                                                                        ----------------------------------
                                                                            June 30,              June 30,
                                                                              1995                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                       $     (4,002)         $      4,162

Adjustments to reconcile net
    income to net cash used in
    operating activities:
    Depreciation and amortization                                                  99                  263
    (Increase) decrease in:
         Accounts receivable                                                  (2,833)              (8,761)
         Inventories                                                          (2,378)              (7,474)
         Deferred income taxes                                                (1,928)                   18
         Other assets                                                             298              (1,297)
    Increase (decrease) in:
         Accounts payable                                                         304                8,000
         Accrued liabilities                                                    3,105                  607
         Income taxes payable                                                   (169)                  723
         Deferred rent                                                            (1)                  (6)
         Minority interest                                                          -                  744
         Other long term debt                                                       -                  133
- ----------------------------------------------------------------------------------------------------------
         Net cash used in
             operating activities                                             (7,505)              (2,888)
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                            (1,012)              (2,774)
Purchases of intangible assets                                                  (567)                (407)
Restricted Cash                                                                     -                4,494
Assumption of capital lease                                                         -                1,083
Purchase of investments                                                      (12,409)                    -
Redemption of short-term
    investments                                                                 6,040                1,000
- ----------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by
             investing activities                                             (7,948)                3,396
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of
    common stock                                                               13,369                  994
- ----------------------------------------------------------------------------------------------------------
    Net cash provided by
         financing activities                                                  13,369                  994
- ----------------------------------------------------------------------------------------------------------
    Net decrease in cash                                                      (2,084)                1,502

Cash at beginning of period                                                     4,045                1,951
- ----------------------------------------------------------------------------------------------------------
Cash at end of period                                                           1,961                3,453
- ----------------------------------------------------------------------------------------------------------



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

3. STOCK SPLIT - On July 11, 1996, Stockholders authorized an additional 20,000,000 shares and a two for one stock split. The date of record for the stock split was July 29, 1996 and the distribution date was July 31, 1996. All outstanding shares, weighted average numbers of shares outstanding, and earnings per share calculations in this document have been adjusted to reflect the two for one stock split.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.


                                                                    3 Months Ended   6 Months Ended
                                                                    --------------   --------------

                                                                      June 30          June 30
                                                                      -------          -------
                                                                    1995    1996    1995     1996
                                                                    ----    ----    ----     ----
 Revenues, net                                                      100%    100%    100%     100%
 Cost of goods sold                                                  58      58      60       58
 Gross profit                                                        42      42      40       42
 Operating expenses:
      Research and development                                       10      10      10       11
      Selling, general and administrative                            17      15      16       15
      Purchased technology in progress                               75      -       41        -
      Restructuring costs                                            17      -       10        -
 Operating income                                                   (77)     17     (37)      17
 Other income, net                                                   2       -        3        1
 Income before taxes                                                (75)     17     (34)      17


Revenues

Revenues for the three and six months ended June 30, 1996 were $19,586,000 and $35,115,000, respectively, as compared to $8,310,000 and $15,047,000 for the three and six months ended June 30, 1995. The changes represented increases of $11,276,000 or 136 percent for the three months ended June 30, 1996 and $20,068,000 or 133 percent for the six months ended June 30, 1996.
Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 51 and 46 percent of revenues for the three and six months ended June 30, 1996 as compared to 39 and 33 percent of revenues for the three and six months ended June 30, 1995. International sales, as a percentage of total revenues, increased because of greater market acceptance for the Company's products overseas.

Gross Profit

Gross Profit for the three and six months ended June 30, 1996 was $8,175,000 and $14,715,000, respectively, as compared to $3,475,000 and $5,952,000 for the three and six months ended June 30, 1995. The changes represented an increase of $4,700,000 or 135 percent for the three months ended June 30, 1996 and an increase of $8,763,000 or 147 percent for the six months ended June 30, 1996. Gross Profit as a percentage of revenues increased from 40 percent for the six months ended June 30, 1995 to 42 percent for the six month period ending June 30, 1996. The increase in gross margin resulted from improvements in costs of production. Gross Profit as a percentage of revenues for the three months ended June 30, 1995 and 1996 was unchanged at 42 percent.

Research and Development

Research and development ("R&D") expenses were $1,992,000 and $800,000, respectively, and represented 10 percent of revenues for each of the quarters ended June 30, 1996 and 1995. For the six months ended June 30, 1996 and 1995, R&D expenses were $3,676,000 and $1,502,000, which represented 11 percent and 10 percent, respectively. The 149 and 145 percent increase in R&D spending for the three and six months ended June 30, 1996, respectively, was attributable to the continued development of the Company's fiber optic and networking products, including new stand-alone LAN products, as well as to costs associated with the hiring of additional research and development personnel and consultants. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses increased to $2,959,000 for the quarter ended June 30, 1996 from $1,454,000 for the quarter ended June 30, 1995. As a percentage of revenues, SG&A decreased from 17 percent to 15 percent for the period. For the six months ended June 30, 1996 and 1995 SG&A increased to $5,095,000 from $2,371,000. As a percentage of sales SG&A decreased from 16 to 15 percent for the six months ended June 30, 1995 and June 30, 1996, respectively. The decrease in SG&A expenses is due primarily to savings obtained in the integration of the Company's computer networking activities in the U.S. with the activities of the subsidiaries acquired in 1995.

Purchased Technology in Progress and Restructuring Costs

Purchased technology in progress for the three and six months ended June 30, 1995 was $6,211,000. The purchased technology is for R&D projects in progress at the time of acquisition of assets from Galcom Networking, Ltd. and Ace-North Hills. No such purchases were made in the comparable periods for 1996. Restructuring costs during the three and six months ended June 30, 1995 were $1,465,000. No such costs were incurred during the three and six months ended June 30, 1996. The restructuring is associated with a plan adopted by the Company on June 30, 1995 calling for the merger of the newly acquired subsidiaries and the Company's LAN products division. The plan also calls for the closure of some facilities, termination of redundant employees and cancellation of representation agreements.

Net Income

Net Income increased from a loss of $4,707,000 for the quarter ended June 30, 1995 to net income of $2,346,000 for the quarter ended June 30, 1996. Net Income increased from a loss of $4,002,000 for the six months ended June 30, 1995 to net income of $4,162,000 for the six months ended June 30, 1996. The increases in net income in 1996 are primarily due to substantially increased sales and the absence of the non- recurring charges incurred in 1995. The non-recurring charges in 1995 were for the costs of purchased technology in progress acquired in the acquisitions of subsidiaries and costs associated with the adoption of a restructuring plan on June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1996 was $2,887,000 and $7,505,000 for same period in 1995. The funds were used primarily in increased research and development, marketing expenses, and increased inventories and receivables as a result of increased revenues. In addition, for the period ended June 30, 1995 funds were used in the purchase of technology in progress and restructuring costs in connection with the acquisition of subsidiaries. Net cash provided by financing activities for the six months ending June 30, 1995 and 1996 were $13,369,000 and $994,000, respectively. In 1995, the cash provided by financing activities resulted primarily from the issuance of 2,700,000 shares of common stock at $12.00 per share less offering costs and the issuance of 819,972 shares in connection with the purchase of assets from Ace-North Hills. Net cash used in investing activities for the six months ended June 30, 1995 was $7,948,000. The majority of cash used in investing activities in 1995 was for the purchase of investments and the majority of cash provided by investing activities in the same period was from the redemption of short-term investments. Net cash provided by investing activities for the six months ended June 30, 1996 was $3,396,000. The majority of cash provided by investing activities in 1996 was from the cancellation of restrictions on cash. The majority of cash used in investing activities during 1996 was for the purchase of property and equipment.

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

         Not applicable


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

                                       MRV COMMUNICATIONS, INC.



                                       By: /s/ Noam Lotan
                                          --------------------------------
                                           Noam Lotan,
                                           President



                                       By: /s/ Edmund Glazer
                                          --------------------------------
                                           Edmund Glazer,
                                           Chief Financial Officer