Form 10-Q
period 1996-09-30
MRV COMMUNICATIONS INC
filed 1996-11-14
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act.

       For the transition period from _______________ to _______________

       Commission file number 0-23452

                            MRV COMMUNICATIONS, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)





                Delaware                                  06-1340090
    ---------------------------------                  -------------------
     (State of other jurisdiction                        (IRS Employer
    of incorporation or organization)                  identification no.)


  8917 Fullbright Ave., Chatsworth, CA                        91311
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number, including area code: (818) 773-9044
                                                --------------


         Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   No
            -----   -----


         As of November 11, 1996 there were 20,646,746 shares of Common Stock, $0.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                          Form 10-Q September 30, 1996

   As used herein, "MRV" or "the Company" refers to MRV Communications, Inc.

                                     INDEX


                                                                                                                          PAGE
                                                                                                                          ------
                                                                                                                         NUMBER
                                                                                                                         -------
PART I   FINANCIAL INFORMATION
         Item 1: Financial Statements:
                 Condensed Consolidated Balance Sheets as of December 31,
                 1995 and September 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Condensed Consolidated Statements of Operations (unaudited)for the Three and Nine Months ended September 30,
                 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Condensed Consolidated Statements of Cash Flows(unaudited)
                 for the Nine Months ended September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . 7

Part II  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                            MRV COMMUNICATIONS, INC.
    CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)



                                                    (unaudited)             (audited)
                                                   -------------           -----------
                                                   September 30,           December 31,
                                                       1996                    1995
                                                   -------------           ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 6,176                 $ 1,951
  Short-term investments                              11,700                   1,000
  Restricted cash                                      5,070                   6,272
  Accounts receivable, net of
    reserves of $1,647 in 1996 and $825 in 1995       23,344                  10,780
  Inventories                                         17,327                   8,382
  Deferred income taxes                                  918                     804
  Other current assets                                 2,523                     608
                                                     -------                 -------
       Total current assets                           67,058                  29,797
                                                     -------                 -------

PROPERTY AND EQUIPMENT - At cost,
  net of depreciation and amortization                 6,399                   2,060

OTHER ASSETS:
  Goodwill                                             2,882                     525
  Deferred income taxes                                8,917                     925
  Other                                                   17                       -
                                                     -------                 -------
                                                     $85,273                 $33,307
                                                     =======                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    10,057                   4,342
  Current maturities of financing lease
    obligations                                          156                      33
  Accrued liabilities                                 10,693                   2,221
  Income taxes payable                                 1,554                   1,215
                                                     -------                 -------
       Total current liabilities                      22,460                   7,778
                                                     -------                 -------

LONG-TERM LIABILITIES:
  Deferred rent                                           38                      46
  Deferred income taxes                                  129                       -
  Other long term liabilities                            306                     191
  Financing lease obligations                          1,068                      34
  Convertible debentures                              30,000                       -
                                                     -------                 -------
       Total long-term liabilities                    31,541                     271
                                                     -------                 -------

  Minority interests                                     805                       -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
      no shares outstanding                                -                       -
  Common stock, $0.0033 par value:
      40,000,000 shares authorized and
      20,013,450 shares outstanding in 1996
      and 18,929,538 shares outstanding in
      1995                                                66                      63

  Additional paid-in capital                          37,762                  23,491
  Retained earnings (Deficit)                         (7,402)                  1,704
  Adjustment for foreign currency translation             41                       -
                                                     -------                 -------
  Total stockholders' equity                          30,467                  25,258
                                                     -------                 -------
                                                     $85,273                 $33,307
                                                     =======                 =======



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)


                                              Three Months Ended                     Nine Months Ended
                                        --------------------------------       -----------------------------------
                                        September 30,      September 30,       September 30,         September 30,
                                            1996               1995                1996                  1995
                                        -------------      -------------       -------------         -------------
REVENUES, net                            $ 22,664            $11,135            $ 57,779               $26,182
                                         --------            -------            --------               -------
COSTS AND EXPENSES:
  Cost of goods sold                       13,282              6,309              33,682                15,404
  Research and development
    expenses                                2,111              1,160               5,787                 2,662
  Selling, general and
    administrative expenses                 3,713              2,021               8,808                 4,392
  Purchased technology
    in progress                            17,795                  0              17,795                 6,211
  Restructuring costs                       6,974                  0               6,974                 1,465
                                         --------            -------            --------               -------
  Operating income (loss)                 (21,211)             1,645             (15,267)               (3,952)
  Other  income, net  of interest             132                118                 296                   526
    expense
  (Credit) Provision for
      income taxes                         (7,865)               608              (5,982)                 (579)
  Minority interests                           54                  -                 117                     -
                                         --------            -------            --------               -------

NET (LOSS) INCOME                        $(13,268)           $ 1,155            $ (9,106)              $(2,847)
                                         --------            -------            --------               -------

EARNINGS (LOSS) PER SHARE:               $  (0.67)           $  0.06            $  (0.47)              $ (0.15)
                                         --------            -------            --------               -------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING:                         19,686,685         20,031,960          19,312,171            18,716,322
                                       ----------         ----------          ----------            ----------

PRO FORMA INFORMATION (prior to non-recurring charges)

NET INCOME PRIOR TO
  NON-RECURRING CHARGES
  NET OF THEIR TAX EFFECTS                  2,584              1,155               6,746                 2,771

EARNINGS PER SHARE PRIOR TO
  NON-RECURRING CHARGES
  NET OF THEIR TAX EFFECTS               $   0.12(a)         $  0.06            $   0.31(a)            $  0.15


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING:                         22,861,611(a)      20,031,960          22,112,731(a)            18,716,322


                             See accompanying notes



(a) The earnings per share prior to non-recurring charges net of their tax effects is based on the weighted average number of common shares outstanding which includes the common stock equivalents of the convertible debentures issued during the three and nine months ended September 30, 1996. Therefore, the interest expense accrued on the debentures for the periods, $153,000 less tax benefits of $55,000 for both periods, has been added to proforma net income in the calculations of proforma earnings per share.

                            MRV COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                        Nine months ended
                                                                         September 30,
                                                                    ---------------------------
                                                                     1996             1995
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            (9,106)          (2,847)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                                        493              154
  Purchased technology in progress                                  17,795            5,691
  Provision for losses on accounts receivable                          822              160
  Minority interest in subsidiary                                      117               11
  Change in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                                             (8,012)          (5,307)
    Inventories                                                     (4,735)          (3,705)
    Deferred income taxes                                           (7,977)          (1,927)
    Other assets                                                    (1,932)              (3)
   Increase (decrease) in:
    Accounts payable                                                 1,257              782
    Accrued liabilities                                              6,546              557
    Income taxes payable                                               339              218
    Deferred rent                                                       (8)              (9)
                                                                   -------          -------
 Net cash used in operating activities                              (4,401)          (6,225)
                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                (2,494)            (504)
 Purchases of investments                                          (21,449)         (12,487)
 Proceeds from sale of investments                                  10,749            9,206
 Restricted cash                                                     1,202                -
 Net cash used in acquisitions                                     (13,282)          (1,000)
                                                                   -------          -------
 Net cash used in
  investing activities                                             (25,274)          (4,785)
                                                                   -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                          3,744            9,506
 Proceeds from issuance of convertible debentures                   30,000                -
 Loans receivable from officers                                          -               42
 Other long-term liabilities                                           115                -
                                                                   -------          -------
 Net cash provided by
  financing activities                                              33,859            9,548
 Effect of exchange rates on cash and cash equivalents              41,000                -
                                                                   -------          -------
NET INCREASE (DECREASE) IN CASH                                      4,225           (1,462)
CASH, beginning of period                                            1,951            4,045
                                                                   -------          -------
CASH, end of period                                                $ 6,176          $ 2,583
                                                                   =======          =======



                             See accompanying notes

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

2. NET (LOSS) EARNINGS PER SHARE - Net (loss) earnings per share are based upon the weighted average number of shares outstanding during each of the periods. There is no significant difference between primary and fully diluted earnings per share.

3. STOCK SPLIT - On July 11, 1996, Stockholders authorized an additional 20,000,000 shares and a two for one stock split. The date of record for the stock split was July 29, 1996 and the distribution date was July 31, 1996. Except where otherwise indicated, all outstanding shares, weighted average numbers of shares outstanding, and earnings per share calculations in this document have been adjusted to reflect the two for one stock split.

4. ACQUISITION - This financial statement reflects the acquisition of Fibronics assets which was completed September 26, 1996. The assets acquired included purchased technology in progress, inventories, property and equipment and goodwill. The non-recurring charges for purchased technology in progress and restructuring resulted from the acquisition and the restructuring plan adopted in connection the integration of those assets.

5. RECLASSIFICATIONS - Certain reclassifications have been made to prior year's amounts to conform to the current year presentation.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

                                                           Three months ended               Nine months ended
                                                              September 30                    September 30
                                                        ----------------------           ----------------------
                                                         1996            1995             1996            1995
                                                        ------          ------           ------          ------
Revenues, net                                           100.0%          100.0%           100.0%          100.0%
Cost of goods sold                                       58.6            56.7             58.3            58.8
                                                        -----           -----            -----           -----
Gross profit                                             41.4            43.3             41.7            41.2
Operating expenses:
  Research and development expenses                       9.3            10.4             10.0            10.2
  Selling, general and
    administrative and expenses                          16.4            18.1             15.2            16.8
                                                        -----           -----            -----           -----
  Operating income before non-
    recurring charges                                    15.7            14.8             16.4            14.2
  Purchased technology in progress                       78.5             -               30.8            23.7
  Restructuring costs                                    30.8             -               12.1             5.6
                                                        -----           -----            -----           -----
Operating income                                        (93.6)           14.8            (26.4)          (15.1)
Other income (expense), net                               0.6             1.1              0.5             2.0
                                                        -----           -----            -----           -----
Income (loss) before taxes                              (93.0)           15.8            (25.9)          (13.1)
Provision (credit) for income taxes                     (34.7)            5.5            (10.4)           (2.2)
Minority interests                                        0.2             0.0              0.2             0.0
                                                        -----           -----            -----           -----
Net income (loss)                                       (58.5)           10.4            (15.8)          (10.9)
                                                        =====           =====            =====           =====

         On September 26, 1996, the Company completed an acquisition (the "Fibronics Acquisition") from Elbit Ltd. ("Elbit") of certain of the assets and selected liabilities of Elbit's wholly-owned subsidiary, Fibronics Ltd. and its subsidiaries (collectively "Fibronics") related to Fibronics' computer networking and telecommunications businesses (the "Fibronics Business") in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired include Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,800,000 approximately $10,500,000 of which was paid by the delivery of Common Stock and the balance in cash.

         Revenues. Revenues for the three months ended September 30, 1996 were $22,664,000 compared to $11,135,000 for the three months ended September 30, 1995, an increase of 104%. Revenues for the nine months ended September 30, 1996 were $57,779,000 compared to $26,182,000 for the nine months ended September 30, 1995, an increase of 121%. Revenues from sales of networking products and optical transmission products were 70% and 30%, respectively, of total revenues during the three months ended September 30, 1996 as compared to 64% and 36%, respectively, of total revenues during the three months ended September 30,1995. The changes represented increases of $8,634,000 or 78% and $2,895,000 or 26% in revenues from networking products and optical transmission products, respectively, for the three months ended September 30, 1996. Revenues from sales of networking products and optical transmission products were 67% and 33%, respectively, of total revenues during the nine months ended September 30, 1996 as compared to 59% and 41%, respectively, of total revenues during the nine months ended September 30,1995. The changes represented increases of $23,333,000 or 151% and $8,284,000 or 77% in revenues from networking products and optical transmission products, respectively, for the nine months ended September 30, 1996. Total revenues increased as a result of strong demand for fiber optic products and LAN connectivity. Revenues from networking products increased primarily due to sales of the MegaSwitch II product line and revenues from optical transmission products increased primarily as a result of volume shipments, beginning in the three months ended September 30, 1996, of a new bidirectional optical transmission and reception module for Fiber-to-the-Curb ("FTTC") applications and sales to the cable TV industry. International sales accounted for approximately 56% and 50% of revenues for the three and nine months ended September 30, 1996, respectively, as compared to approximately 49% and 40% of revenues for the three and nine months ended September 30, 1995, respectively. International sales, as a percentage of total revenues, increased because of increased concentration of sales and marketing efforts overseas. While the Company has achieved significant revenue growth in previous periods, there can be no assurance that the Company will sustain such growth.

         Gross Profit. Gross profit for the three months ended September 30, 1996 was $9,382,000 as compared to $4,826,000 for the three months ended September 30, 1995. The changes represented an increase of $4,556,000 or 94% for the three months ended September 30, 1996. Gross profit as a percentage of revenues decreased to 41.4% for the three months ended September 30, 1996 from 44.3% for the three months ended September 30, 1995, primarily as a result of a larger proportion of sales coming from networking products. Gross profit for the nine months ended September 30, 1996 was $24,097,000 as compared to $10,778,000 for the nine months ended September 30, 1995. The changes represented an increase of $13,319,000 or 124% for the nine months ended September 30, 1996. Gross profit as a percentage of revenues increased from 41.2% for the nine months ended September 30, 1995 to 41.7% for the nine months ended September 30, 1996.

         Research and Development. For the three months ended September 30, 1996 and 1995, research and development expenses ("R&D") expenses were $2,111,000, or 9.3% of net revenues, and $1,160,000 or 10.4% of net revenues, respectively. R&D expenses as a percentage of revenues during the three months ended September 30, 1996 were less than during comparable period in 1995 because revenues grew at a faster rate than R&D expenditures. For the nine months ended September 30, 1996 and 1995, R&D expenses were $5,780,000 and $2,662,000 which represented approximately 10% for both periods. The Company continue to devote significant resources to its R&D efforts. During these periods the Company's R&D activities were focused on expanding its family of networking switching products and extending its fiber optic expertise into new product areas.

         Selling, General and Administrative. For the three months ended September 30, 1996 and 1995, selling, general and administrative ("SG&A") expenses increased to $3,713,000 from $2,021,000. As a percentage of sales, SG&A expenses decreased from 18.1% to 16.4% for the three months ended September 30, 1995 and September 30, 1996, respectively. For the nine months ended September 30, 1996 and 1995, SG&A expenses increased to $8,808,000 from $4,392,000. As a percentage of sales, SG&A expenses decreased from 16.8% to 15.2% for the nine months ended September 30, 1995 and September 30, 1996, respectively. The increase in SG&A expenses is due primarily to increased marketing expenses, including those associated with additions to personnel. SG&A expenses decreased as a percentage of sales in the three and nine months ended September 30, 1996 because increases experienced in the comparable periods of 1995 resulting from the opening of additional offices were not incurred in 1996.

         Purchased Technology in Progress and Restructuring Costs. Purchased technology in progress for the nine months ended September 30,1995 was $6,211,000. The purchased technology is for R&D projects in progress at the time of acquisition of assets from Galcom Networking, Ltd. and Ace 400 Communications Ltd. ("Ace"), both of which occurred in the second quarter of 1995. Purchased technology in progress for the nine months ended September 30,1996 was $17,795,000. The purchased technology in the nine months ended

September 30, 1996 was for R&D projects of Fibronics in progress at the time of the Fibronics Acquisition on September 26, 1996. Restructuring costs during the nine months ended September 30, 1995 were $1,465,000. Restructuring costs during the nine months ended September 30, 1996 were $6,974,000. The restructuring in 1995 was associated with a plan adopted by the Company on June 30, 1995 calling for the merger of new subsidiaries acquired in the Ace and Galcom acquisitions in the second quarter of 1995 and the Company's LAN products division. The plan also called for the closure of some facilities, termination of redundant employees and cancellation of representation agreements. The restructuring in 1996 was associated with a plan adopted by the Company on September 30, 1996 to integrate the Fibronics assets and operations with those of the Company. The plan calls for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines.

         Net Loss (Income). The Company incurred a net loss of $13,268,000 during the three months ended September 30, 1996 compared to net income of $1,155,000 during the three months ended September 30, 1995. Net loss increased from a loss of $2,847,000 during the nine months ended September 30, 1995 to a loss of $9,106,000 for the nine months ended September 30, 1996. The net losses in the three and nine months ended September 30, 1996 were due to the Fibronics Acquisition, which included charges for purchased technology in progress and restructuring costs. Net income for the three and nine months ended September 30, 1996 would have been $2,584,000 and $6,746,000, respectively, excluding $15,852,000 of charges, net of tax effects, for both periods associated with the Fibronics Acquisition. Net income for the nine months ended September 30, 1995 would have been $2,771,000, excluding $5,618,000 of charges, net of tax effects, associated with the acquisitions of Galcom and Ace. Excluding, these non-recurring charges, net income increased by $1,429,000 or 124% for the three months ended September 30, 1996 and $3,375,000 or 144% for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In October 1994, the Company received proceeds of approximately $5,497,000 from the issuance of 3,439,430 shares of Common Stock, upon exercise of the same number of warrants that had been issued in the Company's initial public offering of December 1992. In January 1995, MRV received net proceeds of approximately $9,355,000 from the public offering of 2,700,000 shares of Common Stock.

         Net cash used in operating activities for the nine months ended September 30, 1996 was $4,401,000 and $6,225,000 for same period in 1995. The funds were used primarily for increased inventories and receivables as a result of increased revenues and to purchase technology in progress and for restructuring costs in connection with the acquisition of the Fibronics Business. For the period ended September 30, 1995, funds were used in the purchase of technology in progress and restructuring costs in connection with the acquisition of Ace and Galcom assets. Net cash provided by financing activities for the nine months ended September 30, 1995 and 1996 were $9,548,000 and $33,859,000, respectively. Net cash used in investing activities for the nine months ended September 30, 1995 was $4,963,000. Net cash used in investing activities for the nine months ended September 30, 1996 was $25,274,000. Cash provided by financing activities in 1996 was primarily from the private placement of $30,000,000 principal amount of Debentures and from the cancellation of restrictions on cash. The majority of cash used for investing activities during 1996 was for the purchase of the Fibronics Business and net purchases of investments.

         Accounts receivable were $23,344,000 at September 30, 1996 as compared to $10,780,000 at December 31, 1995. The increase in accounts receivable was primarily attributable to the increase in international sales, which involve longer payment terms from those that are typically applicable to domestic sales. In addition, a significant portion of the international sales were concentrated at the end of the third quarter due to vacation schedules in Europe.

         Inventories were $17,327,00 and $8,382,000 at September 30, 1996 and December 31, 1995, respectively. Inventories during these periods have increased as a result of increased sales. Inventories as a percentage of assets have increased because an increasing portion of the Company's business has come from LAN products which have longer production cycles than the Company's optical transmission products.

         Royalties are payable by Galcom, Ace and Fibronics to the Office of the Chief Scientist of Israel ("OCS") at rates of approximately 2% to 3% on proceeds from the sale of products arising from the research and development activities for which OCS has provided grants. The total amount of royalties may not exceed the amount of the grants. The Company does not expect that revenues from royalty bearing products will result in material royalty payment obligations in the future.

         In September 1996, the Company completed a private placement of $30,000,000 principal amount of Debentures. The Debentures are convertible into Common Stock at a discount from the market price at the time of conversion. As part of the private placement, the Company also issued to the investors three-year warrants to purchase an aggregate of up to 600,000 shares of Common Stock at an exercise price of $26.25 per share.

         In September 1996, the Company completed the Fibronics Acquisition from Elbit. The purchase price for the Fibronics Business was approximately $22,800,000, approximately $10,500,000 of which was paid by the delivery of 458,991 shares of Common Stock and the balance in cash. The cash was provided from a portion of the proceeds of the private placement of Debentures. The Company has guaranteed Elbit that it will realize at least $10,500,000 plus interest thereon at 0.67% per month from January 1, 1997 until such shares are resold and has secured the guarantee with a letter of credit from a major bank in the amount of $4,300,000 and by issuing to a trustee an additional 137,305 shares of Common Stock. After January 14, 1997, Elbit can, under certain circumstances, elect to cause the Company to repurchase up to 274,610 shares for $6,300,000, plus interest thereon at 0.67% per month from January 1, 1997 through the date of purchase.

Effects of Inflation

         The Company believes that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on the Company's sales or operating results or on the prices of raw materials. However, in view of the Company's recent expansion of operations in Israel which has experienced substantial inflation, there can be no assurance that inflation in Israel will not have a materially adverse effect on the Company's operating results in the future.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

         In July 1996, R. Douglas Sherrod, a former employee of the Company who was terminated in August 1994, filed an action in Superior Court of Los Angeles County, California against the Company and three of its executive officers and directors, Mr. Noam Lotan, Dr. Shlomo Margalit and Dr. Zeev Rav-Noy. The complaint seeks compensatory and punitive damages in unspecified amounts, together with attorneys fees and costs of suit, for alleged wrongful termination, breach of contract, negligent misrepresentation and fraud. The bases of the complaint are Mr. Sherrod's claims that he was terminated supposedly in retaliation for having informed the Company of its alleged use of proprietary information of a third party and claimed that he insisted that such information be destroyed; that he was purportedly induced by the defendants to join the Company by the entry into a stock option agreement which the Company allegedly had no intention of performing; and that the Company allegedly breached the stock option agreement. Management believes that the complaint is without merit and intends to vigorously defend the action.

         Item 2.       Changes in Securities

                 (a)      Not applicable

                 (b)      Not applicable

         Item 3. Defaults Upon Senior Securities

                 Not applicable

         Item 4. Submission of matters to a vote of Security Holders

                 On July 11, 1996, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which, among other things, the Company's entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

                                                                                    Number of Votes
                 Name                        Number of Votes For*                 Against or Withheld*
                 ----                        -------------------                  -------------------
  Noam Lotan                                      8,549,130                               9,338
  Shlomo Margalit                                 8,549,130                               9,338
  Zeev Rav-Noy                                    8,549,130                               9,338
  Leonard Mautner                                 8,549,130                               9,338
  Milton Rosenberg                                8,549,130                               9,338

--------------------
* Does not give effect to 2-for-1 stock split that was approved at the Annual Meeting and effected thereafter.

The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, as to each matter were as follows:

                              Proposal                                    For*          Against*        Abstain*
                              --------                                    ----          --------        -------
 To approve an amendment to the Company's Certificate of                 8,529,288          19,765           9,415
 Incorporation to effect a two-for-one split of the Company's
 Common Stock, to increase the number of authorized shares of the
 Company's Common Stock from 20,000,000 to 40,000,000 shares and to decrease the par value per share of Common Stock from $0.0067 to $0.0034.

 To approve amendments to the Company's 1992 Stock Option Plan           8,335,504          90,428          43,307
 (the "Stock Option Plan") to increase by 75,000 shares the
 number of shares of Common Stock that can be optioned and sold under the Stock Option Plan.

 To ratify the appointment of Arthur Andersen LLP as independent         8,524,607          10,375          23,486
 accountants for the year ending December 31, 1996.

 In their discretion, the Proxies are each authorized to vote            8,202,332         286,997          69,139
 upon such other business as may properly come before the
 meeting.

-----------------
* Does not give effect to 2-for-1 stock split that was approved at the Annual Meeting and effected thereafter.

         Item 5. Other information

                 Not applicable

         Item 6. Exhibits and reports on Form 8-K

                 (a)      Not applicable

                 (b)      Not applicable

                                   SIGNATURE


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 1996.




                                       MRV COMMUNICATIONS, INC.



                                       By: /s/ Edmund Glazer
                                               Edmund Glazer
                                       Vice President of Finance and
                                       Administration and Chief (Principal)
                                       Financial (and Accounting) Officer