Form 10-Q/A
period 1996-09-30
MRV COMMUNICATIONS INC
filed 1997-04-15
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A





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

                                     INDEX


                                                                                                                          PAGE
                                                                                                                          ------
                                                                                                                         NUMBER
                                                                                                                         -------
PART I   FINANCIAL INFORMATION
         Item 1: Financial Statements:
                 Condensed Consolidated Balance Sheets as of December 31,
                 1995 and September 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Condensed Consolidated Statements of Operations (unaudited)for the Three and Nine Months ended September 30,
                 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Condensed Consolidated Statements of Cash Flows(unaudited)
                 for the Nine Months ended September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . 7

Part II  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                            MRV COMMUNICATIONS, INC.
    CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)



                                                    (unaudited)             (audited)
                                                   -------------           -----------
                                                   September 30,           December 31,
                                                       1996                    1995
                                                   -------------           ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 6,176                 $ 1,951
  Short-term investments                              11,700                   1,000
  Restricted cash                                      5,070                   6,272
  Accounts receivable, net of
    reserves of $1,647 in 1996 and $825 in 1995       23,344                  10,780
  Inventories                                         17,327                   8,382
  Deferred income taxes                                  918                     804
  Other current assets                                 2,523                     608
                                                     -------                 -------
       Total current assets                           67,058                  29,797
                                                     -------                 -------

PROPERTY AND EQUIPMENT - At cost,
  net of depreciation and amortization                 6,399                   2,060

OTHER ASSETS:
  Goodwill                                             2,882                     525
  Deferred income taxes                                8,917                     925
  Other                                                   17                       -
                                                     -------                 -------
                                                     $85,273                 $33,307
                                                     =======                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    10,057                   4,342
  Current maturities of financing lease
    obligations                                          156                      33
  Accrued liabilities                                 10,693                   2,221
  Income taxes payable                                 1,554                   1,215
                                                     -------                 -------
       Total current liabilities                      22,460                   7,778
                                                     -------                 -------

LONG-TERM LIABILITIES:
  Deferred rent                                           38                      46
  Deferred income taxes                                  129                       -
  Other long term liabilities                            306                     191
  Financing lease obligations                          1,068                      34
  Convertible debentures                              30,000                       -
                                                     -------                 -------
       Total long-term liabilities                    31,541                     271
                                                     -------                 -------

  Minority interests                                     805                       -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
      no shares outstanding                                -                       -
  Common stock, $0.0033 par value:
      40,000,000 shares authorized and
      20,013,450 shares outstanding in 1996
      and 18,929,538 shares outstanding in
      1995                                                66                      63

  Additional paid-in capital                          39,998                  23,491
  Retained earnings (Deficit)                         (9,638)                  1,704
  Adjustment for foreign currency translation             41                       -
                                                     -------                 -------
  Total stockholders' equity                          30,467                  25,258
                                                     -------                 -------
                                                     $85,273                 $33,307
                                                     =======                 =======



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)


                                              Three Months Ended                     Nine Months Ended
                                        --------------------------------       -----------------------------------
                                        September 30,      September 30,       September 30,         September 30,
                                            1996               1995                1996                  1995
                                        -------------      -------------       -------------         -------------
REVENUES, net                            $ 22,664            $11,135            $ 57,779               $26,182
                                         --------            -------            --------               -------
COSTS AND EXPENSES:
  Cost of goods sold                       13,282              6,309              33,682                15,404
  Research and development
    expenses                                2,111              1,160               5,787                 2,662
  Selling, general and
    administrative expenses                 3,713              2,021               8,808                 4,392
  Purchased technology
    in progress                            17,795                  0              17,795                 6,211
  Restructuring costs                       6,974                  0               6,974                 1,465
                                         --------            -------            --------               -------
  Operating income (loss)                 (21,211)             1,645             (15,267)               (3,952)
  Other income, net of interest               132                118                 296                   526
    expense
  Interest expense related to
    convertible debentures and
    acquisition                             2,236                  -               2,236                     -
  (Credit) Provision for
      income taxes                         (7,865)               608              (5,982)                 (579)
  Minority interests                           54                  -                 117                     -
                                         --------            -------            --------               -------

NET (LOSS) INCOME                        $(15,504)           $ 1,155            $(11,342)              $(2,847)
                                         --------            -------            --------               -------

EARNINGS (LOSS) PER SHARE:               $  (0.79)           $  0.06            $  (0.59)              $ (0.15)
                                         --------            -------            --------               -------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING:                         19,686,685         20,031,960          19,312,171            18,716,322
                                       ----------         ----------          ----------            ----------

PRO FORMA INFORMATION (prior to non-recurring charges)

NET INCOME PRIOR TO
  NON-RECURRING CHARGES
  NET OF THEIR TAX EFFECTS                  2,584              1,155               6,746                 2,771

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

                            MRV COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                        Nine months ended
                                                                         September 30,
                                                                    ---------------------------
                                                                     1996             1995
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           (11,342)          (2,847)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                                        493              154
  Purchased technology in progress                                  17,795            5,691
  Interest related to convertible debentures and acquisition         2,236                -
  Provision for losses on accounts receivable                          822              160
  Minority interest in subsidiary                                      117               11
  Change in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                                             (8,012)          (5,307)
    Inventories                                                     (4,735)          (3,705)
    Deferred income taxes                                           (7,977)          (1,927)
    Other assets                                                    (1,932)              (3)
   Increase (decrease) in:
    Accounts payable                                                 1,257              782
    Accrued liabilities                                              6,546              557
    Income taxes payable                                               339              218
    Deferred rent                                                       (8)              (9)
                                                                   -------          -------
 Net cash used in operating activities                              (4,401)          (6,225)
                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                (2,494)            (504)
 Purchases of investments                                          (21,449)         (12,487)
 Proceeds from sale of investments                                  10,749            9,206
 Restricted cash                                                     1,202                -
 Net cash used in acquisitions                                     (13,282)          (1,000)
                                                                   -------          -------
 Net cash used in
  investing activities                                             (25,274)          (4,785)
                                                                   -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                          3,744            9,506
 Proceeds from issuance of convertible debentures                   30,000                -
 Loans receivable from officers                                          -               42
 Other long-term liabilities                                           115                -
                                                                   -------          -------
 Net cash provided by
  financing activities                                              33,859            9,548
 Effect of exchange rates on cash and cash equivalents              41,000                -
                                                                   -------          -------
NET INCREASE (DECREASE) IN CASH                                      4,225           (1,462)
CASH, beginning of period                                            1,951            4,045
                                                                   -------          -------
CASH, end of period                                                $ 6,176          $ 2,583
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

4. ACQUISITION - This financial statement reflects the acquisition of Fibronics assets which was completed September 26, 1996. The assets acquired included purchased technology in progress, inventories, property and equipment and goodwill. The non-recurring charges for purchased technology in progress and restructuring resulted from the acquisition and the restructuring plan adopted in connection the integration of those assets. Charges for interest expense related to convertible debentures and acquisition were connected with the private placement of $30,000,000 principal amount of convertible subordinated debentures in August and September 1996, proceeds from which were used to finance the cash portion of the purchase price for the Fibronics assets.

5. RECLASSIFICATIONS - Certain reclassifications have been made to prior year's amounts to conform to the current year presentation.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

                                                           Three months ended               Nine months ended
                                                              September 30                    September 30
                                                        ----------------------           ----------------------
                                                         1996            1995             1996            1995
                                                        ------          ------           ------          ------
Revenues, net                                           100.0%          100.0%           100.0%          100.0%
Cost of goods sold                                       58.6            56.7             58.3            58.8
                                                        -----           -----            -----           -----
Gross profit                                             41.4            43.3             41.7            41.2
Operating expenses:
  Research and development expenses                       9.3            10.4             10.0            10.2
  Selling, general and
    administrative and expenses                          16.4            18.1             15.2            16.8
                                                        -----           -----            -----           -----
  Operating income before non-
    recurring charges                                    15.7            14.8             16.4            14.2
  Purchased technology in progress                       78.5             -               30.8            23.7
  Restructuring costs                                    30.8             -               12.1             5.6
                                                        -----           -----            -----           -----
Operating income                                        (93.6)           14.8            (26.4)          (15.1)
Other income (expense), net                               0.6             1.1              0.5             2.0
Interest expense related to convertible
  debentures and acquisition                             (9.9)             -              (3.9)             -
                                                        -----           -----            -----           -----
Income (loss) before taxes                             (102.9)           15.8            (29.8)          (13.1)
Provision (credit) for income taxes                     (34.7)            5.5            (10.4)           (2.2)
Minority interests                                        0.2             0.0              0.2             0.0
                                                        -----           -----            -----           -----
Net income (loss)                                       (68.4)           10.4            (19.6)          (10.9)
                                                        =====           =====            =====           =====

         On September 26, 1996, the Company completed an acquisition (the "Fibronics Acquisition") from Elbit Ltd. ("Elbit") of certain of the assets and selected liabilities of Elbit's wholly-owned subsidiary, Fibronics Ltd. and its subsidiaries (collectively "Fibronics") related to Fibronics' computer networking and telecommunications businesses (the "Fibronics Business") in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired include Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,800,000 which was paid using a combination of cash and shares of Common Stock of the Company.

         In September 1996, the Company completed a private placement of an aggregate of $30,000,000 principal amount of 5% convertible subordinated debentures due August 6, 1999 (the "Debentures"). Proceeds from this private placement were used to purchase the Fibronics Business. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that decreased over the life of the Debentures until it reached a floor. At a meeting of the Emerging Issues Task Force held on March 13, 1997, the staff of the Securities Exchange Commission ("SEC") announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with a beneficial conversion feature such as that contained in the Debentures. As announced, the SEC requires that a beneficial conversion feature attached to instruments such as the Debentures that are convertible into equity be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and charging it to interest expense. As a result of this position, the Company added a non-recurring, non-cash charge of $2,236,000 to its results of operations for the three and nine months ended September 30, 1996 related to the issuance of the Debentures and the Fibronics Acquisition.

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

         Net (Loss) Income. The Company incurred a net loss of $(15,504,000) during the three months ended September 30, 1996 compared to net income of $1,155,000 during the three months ended September 30, 1995. Net loss increased from a loss of $(2,847,000) during the nine months ended September 30, 1995 to a loss of $(11,342,000) for the nine months ended September 30, 1996. The net losses in the three and nine months ended September 30, 1996 were due to the Fibronics Acquisition, which included charges for purchased technology in progress, restructuring costs and interest expense related to the Debentures. Net income for the three and nine months ended September 30, 1996 would have been $2,584,000 and $6,746,000, respectively, excluding $18,080,000 of charges, net of tax effects, for both periods associated with the Fibronics Acquisition. Net income for the nine months ended September 30, 1995 would have been $2,771,000, excluding $5,618,000 of charges, net of tax effects, associated with the acquisitions of Galcom and Ace. Excluding, these non-recurring charges, net income increased by $1,429,000 or 124% for the three months ended September 30, 1996 and $3,375,000 or 144% for the nine months ended September 30, 1996.

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

         In September 1996, the Company completed a private placement of $30,000,000 principal amount of Debentures. The Debentures are convertible into Common Stock at a discount from the market price at the time of conversion. As part of the private placement, the Company also issued to the investors three-year warrants to purchase an aggregate of up to 600,000 shares of Common Stock at an exercise price of $26.67 per share.

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

         Item 5. Other information

                 Not applicable

         Item 6. Exhibits and reports on Form 8-K

                 (a)      Not applicable

                 (b)      Not applicable

                                   SIGNATURE


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1997.




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