Form 10-K
period 1996-12-31
MRV COMMUNICATIONS INC
filed 1997-04-15
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [Fee Required]
                                For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]
                                For the transition period from _____________ to
                                __________________

                                Commission file number 0-25678

                            MRV COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        06-1340090
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

 8917 Fullbright Avenue                                     91311
 Chatsworth, California                                   (Zip Code)
(Address of principal executive offices)

Issuer's telephone number: (818) 773-9044; (818) 773-0906 (Fax)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0034 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year: $88,815,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     $363,373,768 based on the closing sale price at March 26, 1997 as reported by The Nasdaq National Market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          22,964,039 at April 4, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

           The Annual Report on Form 10-K contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section under Item 1 - Description of Business - Risk Factors.

           Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                   ------------------------------------------


           As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc., its predecessor and its wholly-owned consolidated subsidiaries, except where the context otherwise indicates. Any Speed to Any Speed Ethernet, GigaHub, JavaMan, NBase, MegaStack, MegaSwitch, MegaSwitch II, MegaVision, MRV Communications and West Hills LAN System are trademarks or trade names of the Company. Trademarks of other companies are also used in this Report and are the property of their respective owners.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

           MRV is a leading manufacturer and marketer of high speed network switching and fiber optic transmission systems which enhance the performance of existing data- and telecommunications networks. The Company designs, manufactures and sells two groups of products: (i) computer networking products, primarily Ethernet LAN switches, hubs and related equipment and (ii) fiber optic components for the transmission of voice, video and data across enterprise, telecommunications and cable TV networks. The Company's advanced networking solutions greatly enhance the functionality of LANs by reducing network congestion while allowing end users to preserve their legacy investments in pre-existing networks and providing cost-effective migration paths to next generation technologies such as Gigabit Ethernet. The Company's fiber optic components incorporate proprietary technology which delivers high performance under demanding environmental conditions.

           The Company offers a family of network, switching and related products that enhance LAN performance and facilitate the migration to next generation technologies such as Fast Ethernet, Gigabit Ethernet and Asynchronous Transfer Mode ("ATM"). MRV's MegaSwitch family of switching products range from complete switching systems to stackable switches which upgrade performance of existing LANs by relieving congestion of overloaded transmission speeds without requiring replacement of existing technologies. In addition, the Company offers GigaHub, a multi-platform switchable hub, and MegaStack, a LAN stackable hub, as well as a network management system and a number of other products that support network connectivity.

           The Company also offers a family of optical transmission components and modules designed for transmission over fiber optic cable. These products enable the transmission of voice, data, and video across fiber and are also used in optical fiber test equipment. The Company's products include discrete components, such as laser diodes and LEDs, and integrated components such as transmitters, receivers and transceivers. The Company's components are used in data networks, telecommunication transmission and access networks.

           To position the Company for growth, management's strategy has been to focus on rapidly developing markets in the communications arena, such as LAN switching and access networks, and to concentrate on improving performance of networks employing Ethernet protocols, thereby addressing the largest installed base of network users. Management's strategy has also been to emphasize development of innovative products that the Company may bring to market early and to capitalize on MRV's manufacturing expertise and ability to combine proprietary fiber optic transmission and advanced switching technologies to create high-speed, cost-effective networking solutions.

           The Company's principal executive offices are located at 8917 Fullbright Avenue, Chatsworth, California 91311 and its telephone and fax numbers are (818) 773-9044 and (818) 773-0906, respectively. The Company maintains Web sites at "http://www.mrv.com" and "http://www.nbase.com." Information contained on the Company's Web sites does not constitute part of this Report.

COMPANY BACKGROUND

           The Company was organized in July 1988 as MRV Technologies, Inc., a California corporation and reincorporated in Delaware in April 1992, at which time it changed its name to MRV Communications, Inc.

           On May 1, 1995, the Company acquired certain assets and the distribution business of Galcom Networking, Ltd. ("Galcom"), a network equipment company located in Israel. The purchase price paid by the Company was approximately $900,000 in cash and the assumption of approximately $1,800,000 in liabilities and debt. In connection with the acquisition of assets from Galcom, the Company issued to Galcom and certain of its employees five-year warrants to purchase an aggregate of 300,000 shares at prices ranging from $4.25 to $7.38 per share.

           On June 29, 1995, the Company acquired certain assets and the distribution business of Ace 400 Communications Ltd. ("Ace"), a network equipment company also located in Israel. The purchase price paid by the Company was approximately $4,316,000 comprised of $100,000 in cash, the assumption of approximately $467,000 in liabilities and debt and the issuance of approximately 855,000 shares of Common Stock valued at approximately $3,910,000 and extended a right to Ace to sell to the Company up to $400,000 of Ace's inventory. In connection with the acquisition of assets from Ace, the Company issued to the trustee and an employee of Ace five-year warrants to purchase an aggregate of 330,000 shares of Common Stock at prices ranging from $4.57 to $4.67 per share.

           The Galcom and Ace acquisitions provided the Company with experienced personnel and technology for the Token Ring LAN, IBM Connectivity and Multi-Platform Network Management IBM NetView and HP OpenView markets. Following the acquisitions, the Company consolidated these operations in Israel with its networking operations in the U.S.

           On September 26, 1996, the Company completed an acquisition (the "Fibronics Acquisition") from Elbit Ltd. ("Elbit") of certain of the assets and selected liabilities of Elbit's wholly-owned subsidiary, Fibronics Ltd. and its subsidiaries (collectively "Fibronics") related to Fibronics' computer networking and telecommunications businesses (the "Fibronics Business") in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired included Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,770,000, which was paid using a combination of cash and shares of Common Stock of the Company. In connection with the 458,991 shares of Common Stock originally delivered to Elbit as partial payment of the purchase price, the Company made certain guarantees to Elbit regarding the minimum proceeds Elbit would receive upon resale of the shares. The Company secured such guarantees by delivering to Elbit (i) a letter of credit from a major bank in the amount of approximately $4,301,000 and (ii) an additional 137,305 shares of its Common Stock (the "Security Shares"). In March 1997, MRV and Elbit agreed to amend their agreement (the "March 1997 Amendment") regarding the Common Stock portion of the purchase price paid to Elbit for the Fibronics Business. First, the Company repurchased 184,381 shares, paying Elbit $4,230,000 (approximately $23.00 per share) (plus accrued interest thereon at 0.67% per month from January 1, 1997 through March 13, 1997). Second, with respect to the remaining 274,610 shares (the "Additional Shares"), the Company guaranteed that the Additional Shares can be resold by Elbit for at least $6,300,000 (approximately $23.00 per share), plus interest thereon at 0.67% per month from January 1, 1997 through the date of Elbit's resale. To secure any shortfall, the Company delivered to Elbit pending resale of the Additional Shares a letter of credit from a major bank, expiring on June 15, 1997, in the amount of approximately $6,536,000. Elbit has agreed to sell the Additional Shares in the open market at no less than the prevailing bid price at the time of sale; provided, however, that in no event shall sales of the Additional Shares be at less than $23.00 per share. Elbit must pay to the Company any difference between the amount received upon resale of the Additional Shares and $6,300,000

(plus the accrued interest) and return any unsold Additional Shares to the Company. As part of the March 1997 Amendment, Elbit also returned the Security Shares to the Company. The Company used proceeds it received from a private placement of $30,000,000 principal amount of Debentures completed in September 1996 to fund the cash portion of the purchase price of the Fibronics Acquisition.

           With the integration of the Fibronics Business, MRV believes it will be able to enhance the development of Fast Ethernet and Gigabit Ethernet functions through the Fibronics GigaHub family of products, to offer a broader range of networking products and to benefit from combined distribution channels and sales in both the United States and Europe and greater product development capability.

RISK FACTORS

           The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to shareholders. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In connection with this "safe harbor" the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

           Risks of Technological Change, Development Delays and Product Defects. The Company is engaged in the design and development of devices for the computer networking, telecommunications and fiber optic communication industries. As with any new technologies, there is a substantial risk that the marketplace may not accept the Company's new products. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate performance and cost advantages and cost-effectiveness of its products over competing products and the success of the sales efforts of the Company and its customers. There can be no assurance that the Company will be able to continue to market its technology successfully or that any of the Company's current or future products will be accepted in the marketplace. Moreover, the computer networking, telecommunications and fiber optic communication industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, any of which could render the Company's existing products obsolete. The Company's success will depend upon its ability to enhance existing products and to introduce new products to meet changing customer requirements and emerging industry standards. The Company will be required to devote continued efforts and financial resources to develop and enhance its existing products and conduct research to develop new products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause customers to return products to the Company.

           Complex products, such as those offered by the Company, may contain undetected software or hardware errors when first introduced or when new versions are released. While the Company has not experienced such errors in the past, the occurrence of such errors in the future could, and the inability to correct such errors would, result in the delay or loss of market acceptance of the Company's products, material warranty expense, diversion of engineering and other resources from the Company's product development efforts and the loss of credibility with the Company's customers, system integrators and end users, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

           Potential Fluctuations in Operating Results. The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from the Company's largest customers, the Company's success in developing, introducing and shipping product enhancements and new products, the product mix sold by the Company, adverse effects to the Company's financial statements resulting from, or necessitated by, possible future acquisitions, new product introductions by the Company's competitors, pricing actions by the Company or its competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions. Although the Company has not had adverse fluctuations in results from continuing operations in the past, there can be no assurance that these factors or others would not cause such fluctuations in the future. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company's expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be materially adversely affected. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth or continue profitable operations.

           Competition. The markets for fiber optic components and network switching products are intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and the continual emergence of new industry standards. The Company competes and will compete with numerous types of companies including companies which have been established for many years and have considerably greater financial, marketing, technical, human and other resources, as well as greater name recognition and a larger installed customer base, than the Company. This may give such competitors certain advantages, including the ability to negotiate lower prices on raw materials and components than those available to the Company. In addition, many of the Company's large competitors offer customers broader product lines which provide more comprehensive solutions than the Company currently offers. The Company expects that other companies will also enter markets in which the Company competes. Increased competition could result in significant price competition, reduced profit margins or loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or future competitors or that competitive pressures faced by the Company will not materially and adversely affect the business, operating results and financial condition of the Company.

           Management of Growth. The Company has grown rapidly in recent years, with revenues increasing from $2,400,000 for the year ended December 31, 1991, to $17,500,000, $39,200,000 and $88,800,000 for the years ended December 31,
1994, 1995 and 1996, respectively. The Company's recent growth, both internally and through the acquisitions it has made since January 1, 1995, has placed a significant strain on the Company's financial and management personnel and information systems and controls, and the Company must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. While the strain placed on the Company's personnel and systems has not had a material adverse effect on the Company to date, there can be no assurance that a delay or failure to implement new and enhance existing systems and controls will not have such an effect in the future. The Company's recent growth through the acquisition of the Fibronics Business discussed in "Risks Associated with Recent Acquisition and Potential Future Acquisitions" below and its intention to continue to pursue its growth strategy through efforts to increase sales of existing and new products can be expected to place even greater pressure on the Company's existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance that the Company will be able to successfully manage expanding operations.

           Risks Associated with Recent Acquisition and Potential Future Acquisitions. On September 26, 1996, the Company completed the Fibronics Acquisition from Elbit, acquiring certain of the assets and selected liabilities related to Fibronics' computer networking and telecommunications businesses in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired include Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,770,000, which was paid using a combination of cash and Common Stock of the Company. During the years ended December 31, 1994 and 1995, and the period from January 1, 1996 through September 25, 1996 (the day the Fibronics Business was acquired by the Company), the Fibronics Business reported net revenues of $33,355,000, $35,003,000 and $19,481,000, respectively, and net income (losses) of ($11,557,000), $79,000 and $(6,143,000), respectively.

In connection with the Fibronics Acquisition, the Company incurred charges of $17,795,000, $6,974,000 and $4,357,000 for purchased technology, restructuring, and interest expenses related to financing, respectively. These charges caused the Company to incur a net loss of $9,654,000 for the year ended December 31, 1996. The Company's ability to operate the Fibronics Business profitably will depend upon its ability to integrate this business successfully, including (i) integration of the products, technologies and personnel of the Fibronics Business into the Company, (ii) management's ability to reduce operating costs of the Fibronics Business and (iii) the continued market acceptance of the products and technology acquired from Fibronics.

           An important element of management's strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. While the Company has no current agreements or negotiations underway with respect to any new acquisitions, the Company may acquire additional businesses, products or technologies in the future. Future acquisitions by the Company could result in charges similar to those incurred in connection with the Fibronics Acquisition, potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition and results of operations and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. Prior to the Fibronics Acquisition, management had only limited experience in assimilating acquired organizations. There can be no assurance as to the ability of the Company to successfully integrate the products, technologies or personnel of any business that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

           International Operations. International sales have become an increasingly important segment of the Company's operations, with the acquisitions of Galcom and Ace in 1995 and the Fibronics Business in 1996. Approximately 19%, 45% and 53% of the Company's net revenues for the years ended December 1994, 1995 and 1996, respectively, were from sales to customers in foreign countries. The Company has offices in, and conducts a significant portion of its operations in and from, Israel. MRV is, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on the Company's operations.

           Sales to foreign customers are subject to government controls and other risks associated with international sales, including difficulties in obtaining export licenses, fluctuations in currency exchange rates, political instability, trade restrictions and changes in duty rates. Although the Company has not experienced any material difficulties in this regard to date, there can be no assurance that it will not experience any such material difficulties in the future. The Company's sales are currently denominated in U.S. dollars and to date its business has not been significantly affected by currency fluctuations or inflation. However, the Company conducts business in several different countries and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase the Company's expenses. To date, the Company has not hedged against currency exchange risks. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations or as a result of inflation in particular countries where material expenses are incurred. Moreover, the Company's operating results could also be adversely affected by seasonality of international sales, which are typically lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

           Manufacturing and Dependence on Suppliers and Third Party Manufacturers . The Company uses internally developed Application Specific Integrated Circuits ("ASICs"), which provide the functionality of multiple integrated circuits in one chip, in the manufacture of its Local Area Network ("LAN") switching products. To develop ASICs successfully, the Company must transfer a code of instructions to a single mask from which low cost duplicates can be made. Each iteration of a mask involves a substantial up-front cost, which costs can adversely affect the Company's result of operations and financial condition if errors or "bugs" occur following multiple duplication of the masks. While the Company has not experienced material expenses to date as a result of errors discovered in ASIC masks, because of the complexity of the duplication process and the difficulty in detecting errors, the Company could suffer a material adverse effect to its operating results and financial condition if errors in developing ASICs were to occur in the future. Moreover, the Company currently relies on a single foundry to fabricate its ASICs and does not have a long-term supply contract with this supplier, any other ASIC vendor or any other of its limited source vendors, purchasing all of such components on a purchase order basis. While the Company believes it would be able to obtain alternative sources of supply for the ASICs or other key components, a change in ASIC or other suppliers of key components could require a significant lead time and, therefore, could result in a delay in product shipments. While the Company has not experienced delays in the receipt of ASICs or other key components, any future difficulty in obtaining any of these key components could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition.

           The Company outsources the assembly, test and quality control of material, components, subassemblies and systems relating to its networking products to third party contract manufacturers. Though there are a large number of contract manufacturers which the Company can use for its outsourcing, it has elected to use a limited number of vendors for a significant portion of board assembly requirements in order to foster consistency in quality of the products. These independent third party manufacturers also provide these services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If the Company's contract manufacturers fail to deliver products in the future on a timely basis, or at all, it could be difficult for the Company to obtain adequate supplies of products from other sources in the near term. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products on a timely basis, or at all. While the Company could outsource with other vendors, a change in vendors may require significant lead time and may result in shipment delays and expenses. The inability to obtain such products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on the Company's business, operating results and financial condition.

           The Company relies exclusively on its own production capability for critical semiconductor lasers and light emitting diodes ("LEDs") used in its products. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, the Company's business, operating results and financial condition could be materially adversely affected.

           Lack of Patent Protection; Dependence on Proprietary
Technology. The Company holds no patents and only recently has filed patent applications with respect to certain aspects of its technology. The Company currently relies on unpatented proprietary know-how, which may be duplicated, and employs various methods, including confidentiality agreements with employees, to protect its proprietary know-how. Such methods may not afford complete protection, however, and there can be no assurance that others will not independently develop such know-how or obtain access to it or independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that any patents will be issued as a result of the pending applications or any future patent applications, or, if issued, would provide the Company with meaningful protection from competition. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented. Since United States patent applications are maintained in secrecy until patents issue and since the publication of inventions in technical or patent literature tends to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications, that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. Litigation may be necessary to enforce the Company's patents, if issued, or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations regardless of the final outcome of such litigation. In the event that any of the Company's products are found to infringe on the intellectual property rights of third parties, the Company would be required to seek a license with respect to such patented technology, or incur substantial costs to redesign the infringing products. There can be no assurance that any such license would be available on terms acceptable to the Company or at all, that any of the Company's products could be redesigned on an economical basis or at all, or that any such redesigned products would be competitive with the products of the Company's competitors.

           Dependence on Key Personnel. The Company is substantially dependent upon a number of key employees, including Dr. Shlomo Margalit, its Chairman of the Board of Directors and Chief Technical Officer, Dr. Zeev Rav-Noy, its Chief Operating Officer, and Noam Lotan, its President and Chief Executive Officer. The loss of the services of any one or more of these officers could have a material adverse effect on the Company. The Company has entered into employment agreements with each officer and owns and is the beneficiary of key man life insurance policies in the amounts of $1,000,000 each on the lives of Drs. Margalit and Rav-Noy and Mr. Lotan. There can be no assurance that the proceeds from these policies will be sufficient to compensate the Company in the event of the death of any of these individuals, and the policies do not cover the Company in the event that any of them becomes disabled or is otherwise unable to render services to the Company.

           Attraction and Retention of Qualified Personnel. The Company's ability to develop, manufacture and market its products and its ability to compete with its current and future competitors depends, and will depend, in large part, on its ability to attract and retain qualified personnel. Competition for qualified personnel in the networking and fiber optics industries is intense, and the Company will be required to compete for such personnel with companies having substantially greater financial and other resources than the Company. If the Company should be unable to attract and retain qualified personnel, the business of the Company could be materially adversely affected. There can be no assurance that the Company will be able to attract and retain qualified personnel.

           Share Prices Have Been and May Continue to Be Highly Volatile. Over the last several months, the market price of the Company's Common Stock has been extremely volatile. The market price of the Common Stock is likely to continue to be highly volatile and could be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcement of technological innovations or new product introductions by the Company or its competitors, changes of estimates of the Company's future operating results by securities analysts, developments with respect to patents, copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, it is possible that in a future fiscal quarter, the Company's results of operations will fail to meet the expectations of securities analysts or investors and, in such event, the market price of the Company's Common Stock would be materially adversely affected.

           Possible Issuance of Preferred Stock; Anti-takeover Provisions. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.01 per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by stockholders. The terms of any such series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding, and the Company has no present plans for the issuance thereof. The Company has agreed not to issue any shares of preferred stock until December 7, 1997, without the prior written consent of H. J. Meyers & Co., Inc. (the successor to Thomas James Associates, Inc. the Company's underwriter in its initial public stock offering). The issuance of any such preferred stock could materially adversely affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, thereby preserving control of the Company by the present owners.

           Forward-looking Statements. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include the Company's plans to develop and offer new and enhanced networking and optical transmission products and its efforts to expand its customer base. Such forward-looking statements may also be deemed to include the Company's expectations concerning factors affecting the markets for its products, the growth in those markets in general, the timing of new product introductions by the Company and anticipated benefits from such product introductions or technological developments. Such forward-looking statements also may include the Company's expectations of benefits from the acquisition of the Fibronics Business or its OEM or other arrangements with certain of its customers. Actual results could differ from those projected in any forward-looking statements for, among other things, the reasons detailed in the other sections of this "Risk Factors" portion of this Report. The forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

INDUSTRY BACKGROUND

           The global communications industry has undergone significant transformation and growth since the mid-1980's as a result of increased demand for communications services and applications, as well as advances in technology and changes in network architectures and public policy. The client server network architecture with its shared information and resources, the increased power of conventional applications as well as the proliferation of graphic intensive applications such as multimedia, Internet and intranets, have resulted in a strong demand for bandwidth. This trend is expected to continue as additional bandwidth intensive applications, such a video conferencing, are used increasingly. Further, as a result of changes in communications regulations and the adoption of common standards, enterprise networks, such as LANs and WANs, and access networks, such as telecommunications and cable TV, are expected to converge. The demand for high bandwidth applications, as well as the convergence of data communications and telecommunications, has significantly increased the requirement for networking and fiber optic equipment that increases the capacity of networks through high speed and more efficient transmission technologies.

           High-speed switching systems enhance the bandwidth of LANs so that a greater number of users can utilize more complex applications without experiencing network congestion. Fiber optic transmission components also enhance the functionality of enterprise and access networks by enabling high-speed transmission of voice, video and data across fiber optic cable. Market research firms forecast strong growth in both of these sectors. In August 1996, an industry analyst estimated that the market for LAN switches will grow from $1.7 billion in 1995 to $10.5 billion in 1999, a compounded annual growth rate of 58%. In February 1996, KMI Corporation estimated that the worldwide fiber optics market, including cables, connectors and transceivers, was $6.1 billion in 1995 and that it will grow to $12.3 billion by 1999, a compounded annual growth rate of 19%. The Company believes that the growth of fiber optic components will outpace that of the overall fiber optics industry.

           LAN ENVIRONMENT

           The most common LAN architecture, "shared-media" networking, cannot effectively accommodate the market's requirements for high-speed networking. Shared-media networks require computers to alternate communication over a single LAN, thereby allowing a computer to send information only when other computers are not doing so. As more computers are added to a single LAN, demand for access to the network increases and, as a result, individual users experience slower network response times and data transfer rates. Most of these networks operate with the Ethernet protocol, which is significantly less expensive than the closest competing technology, Token Ring.

           There are two fundamentally different but complementary approaches to alleviating network congestion. The first approach, referred to as "segmentation," reduces the number of desktops connected to a single LAN segment, which increases the available bandwidth per user. The segmentation of users into smaller LANs alleviates network congestion by allowing fewer users to share a given amount of capacity. The second approach is to increase the capacity of networks through new high-speed transmission technologies and high bandwidth fiber optic applications. LAN switching technology is an innovation that enables both of these solutions. A switch is a device that partitions a network into multiple segments which enables several simultaneous "conversations," thereby reducing the traffic on each segment while allowing access to the entire network. A switch also allows connection with different speeds, thereby facilitating faster backbones and migration to faster technologies.

           Enhanced LAN Performance through Segmentation and Switching. LAN switching systems have emerged as the preferred method for segmenting networks because these systems are implemented more easily, efficiently and cost-effectively than hub architectures which once dominated the networking equipment industry. In contrast to hubs, which indiscriminately forward data to all ports, Ethernet switches only forward network traffic to the designated receiving port or ports. Ethernet switches can also support different data rates on different ports with some ports operating at 10 Mbps and others at substantially higher speeds, thus enabling "Any Speed to Any Speed" Ethernet transmission. A major driver to the growth in Ethernet switching is the large installed base. Between 60% to 70% of all LANs are currently based on Ethernet standards. As a result, Ethernet switching offers fast and cost-effective upgrades without impacting network performance or requiring infrastructure changes to existing cabling and network adapters. Switching also allows LANs based on different architectures, such as Ethernet and Token Ring, to be connected efficiently and allows these systems to access servers and backbones which use a variety of high-speed technologies, such as Fast Ethernet, Gigabit Ethernet, Fiber Distributed Data Interface ("FDDI") and ATM.

           Another important benefit of switches is their ability to combine groups of computers into virtual LANs ("VLANs"). As a result, workgroups can be set up according to business relationships rather than physical proximity. Unlike hub and router systems, which require segment users to be physically grouped together, VLANs simplify network administration as users relocate. VLANs can also be used for controlling bandwidth and directing excess capacity to workgroups and users as needed. Moreover, by confining traffic to desired workgroups, VLANs improve network security.

           Enhanced LAN Performance Through High-speed Transmission Technologies and Switching. While Ethernet switching is being used to increase the efficiency of existing capacity, switching technology also incorporates high-speed transmission technologies that increases a system's capacity. High-speed technologies such as Fast Ethernet, Gigabit Ethernet, FDDI and ATM increase transmission speeds from 10 Mbps to 100 Mbps and from 100 Mbps to 1,000 Mbps (1
Gbp). Higher transmission speeds have helped to increase the demand for LAN switches in two important ways. First, LAN switches create uplinks between slow desktops and high-speed fiber backbones, which are necessary if data transfer is to occur between devices that operate at different speeds. Second, as high-speed file servers or fiber backbones are upgraded, the system's switches must be upgraded as well.

           Two alternative high-speed networking technologies, FDDI and ATM, are used in networking backbones, but because of their high cost for end-users they are rarely used to connect desktop computers within a LAN. Both FDDI and ATM transmit data in unique formats which also make them difficult to incorporate into pre-existing Ethernet LANs.

           Fast Ethernet has emerged as a cost-effective, interoperable technology that enables the integration of ATM and FDDI backbones with Ethernet switches and provides a non-disruptive, tenfold increase in speed from 10 Mbps to 100 Mbps. Furthermore, unlike FDDI and ATM, Fast Ethernet is based on fully defined standards which use the same data format and core communication protocol as Ethernet. This similarity permits easy integration with existing Ethernet networks and allows organizations to retain the benefit of network administrators who have been trained in the management of Ethernet networks. Thus, migration from Ethernet to Fast Ethernet involves a simple change of adapter cards and an upgrade of hubs and switches. In addition, implementation of Fast Ethernet costs end users approximately $150, which is significantly less expensive than FDDI or ATM implementation that generally costs more than $500 per NIC connection. As a result of these factors, in January 1996 an industry analysis reported market estimates that Fast Ethernet revenues increased from $7 million in 1994 to $45 million in 1995 and that the market was expected to approach $300 million during 1996.

           Many industry experts believe that similar benefits will be offered by the next generation of Ethernet technology, Gigabit Ethernet, which is expected to provide raw data bandwidth of 1,000 Mbps while maintaining full compatibility with the installed base of Ethernet nodes. Management believes that demand for Gigabit Ethernet is likely to grow as more LANs move to Fast Ethernet, generating substantial traffic loads on backbone networks. Dataquest has recently forecasted that the Gigabit Ethernet market will reach $2.9 billion by 2000, at which time will become the dominant communications backbone technology.

           To promote the implementation of Gigabit Ethernet, the Gigabit Ethernet Alliance ("GEA") was formed in May 1996. The Company is a member of the GEA which includes Advanced Micro Devices, Inc., Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., Compaq Computer Corporation, Digital Equipment Corporation, Hewlett- Packard Company, Intel Corporation, Lucent Technologies Inc., Sun Microsystems, Incorporated, U B Networks and 3Com Corporation.

           FIBER OPTIC ENVIRONMENT

           Fiber optic transmission can generally carry more information at less expense and with greater signal quality than copper wire. The higher the speed of transmission, the greater the capacity and the larger the span of the network, the more essential is fiber optic transmission. Fiber has long replaced copper as the preferred technology for long distance communications and major backbone telephony and data transmissions. Due to its advantages, fiber optic technology is also increasingly used to enhance performance and capacity within enterprise networks and access networks. As a result, the market for fiber optic products continues to grow both domestically and internationally.

           Demand for fiber optic transmission components is driven by four factors: (i) fiber applications have expanded beyond traditional telephony applications and are being deployed in enterprise network backbones to support high-speed data communications; (ii) within access networks, fiber is rapidly expanding downstream toward end-users as access networks deploy Fiber-in-the-Loop and FTTC architectures to support services such as fast Internet access and interactive video; (iii) the growth of cellular communications and personal communications systems ("PCS") requires fiber to be deployed both within and between cells; and (iv) the usage of fiber in short distances increases the demand for components as more are used per mile of fiber. As the size, number and complexity of these fiber networks increases, management expects that the demand for fiber optic components will grow significantly.

           Fiber Optic Transmission in Data Communications. As higher speed connections are implemented in LAN/WAN systems, fiber optic transmission becomes an essential element in computer networks. From transmission speeds of 100 Mbps and higher, and transmission distances of 100 meters and longer, fiber optic transmission must be deployed. Virtually all high-speed transmission standards, such as FDDI, ATM, Fast Ethernet and Gigabit Ethernet, specify fiber optic media as the most practical technology for transmission. The steady rise in high-speed connections and the growth in the span of networks, including the need to connect remote workgroups, are driving the deployment of fiber optic cable throughout enterprise networks.

           Fiber Optic Transmission in Access Networks. To meet end user's increased demand for content, software and services, network operators must acquire additional bandwidth by either enhancing their existing networks or constructing new ones. Cable TV operators are increasingly seeking to provide general telecommunication services, high-speed Internet access and video-on-demand. As a result, they are now faced with the need to transmit "upstream," from customer premises to the cable TV operator and to send different signals to individual end-users. Similarly, local enterprise carriers ("LECs") are implementing new technological standards, such as Synchronous Optical Network ("SONET") and fiber-intensive architectures such as FTTC to enable High-speed Internet Access and the delivery of cable TV and ATM services to the home. Management believes that deployment of and upgrades to these systems will increase the demand for the Company's fiber optic components which typically are better able to endure environmental factors such as rain, snow, heat and wind cost-effectively. In addition, cellular and PCS communications represent a fast emerging market for fiber optic networks, including their usage in the backbone and landline portion of wireless networks.

PRODUCTS AND TECHNOLOGY

           MRV offers advanced solutions for network connectivity requirements by providing high speed LAN switching and fiber optic transmission products which serve the computer networking and the broadband sections of the communications industry. The Company designs and sells two groups of products:
(i) high-speed networking equipment, including LAN switches and (ii) fiber optic transmission solutions for SONET, ATM, FDDI, Fast Ethernet, cable TV and wireless infrastructure.

           ENTERPRISE NETWORKING SOLUTIONS

           The Company designs network switching systems that increase the productivity and functionality of LANs. MRV offers its customers a family of network, switching and related products that enhance LAN performance and facilitate the migration to next generation technologies such as Fast Ethernet, Gigabit Ethernet and ATM.

           The MegaSwitch Product Family. The Company's MegaSwitch products are a family of Fast Ethernet switches which are marketed under MRV's NBase trade name. The MegaSwitch products range from complete switching systems to stackable switches which upgrade performance of existing LANs by relieving congestion of overloaded network segments, enable full duplex and flow control and provide an easy, cost-effective migration to higher transmission speeds without requiring replacement of existing infrastructure. The MegaSwitch I, which was first introduced in 1995, is a family of three Fast Ethernet switches, which enhance the bandwidth of the corporate backbone to support higher traffic levels. These systems are scalable and are compatible with a wide range of existing network protocols and technologies. The Company's MegaSwitch II products, introduced in 1996, are designed for corporate, campus and metropolitan deployment as a cost-effective method of connecting existing networks with higher-speed backbones and are based on "Any Speed to Any Speed" Ethernet switching, including Gigabit Ethernet with access to ATM. Fast Ethernet, Gigabit and ATM uplink modules incorporate InterSwitch VLAN capabilities. InterSwitch VLANs enable the network administrator to define separate VLANs spanning multiple switches in order to achieve optimal network performance and serve multiple workgroups.


Product Name                     Application and Functionality
------------                     -----------------------------

MegaSwitch II        This cost-effective stackable switch is a 12 port, high
                     performance switch which provides an uplink to ATM and Gigabit Ethernet backbones, supports Ethernet/Fast Ethernet traffic by automatically configuring for 10 Mbps/100 Mbps, provides for zero packet loss even at extended network links of up to 110 km and incorporates VLAN capability.
                     This switch can be used as an upgrade for an existing workgroup or as a fully configured enterprise switch.

MegaSwitch I         These stackable switches, with up to 13 ports provide a
                     migration path to upgrade from a legacy 10 Mbps LAN to a 100 Mbps network. These switches provide segmentation of 10
                     Mbps shared LAN and higher speed server or backbone connections enabling interconnection of workgroups or high-speed workstations.

           Hubs and Network Management. To implement network segments, the Company offers GigaHub, a multi-platform switchable hub, and MegaStack, a stackable hub; and, to enable management and control of its switching products and hub products, MRV has developed and offers MegaVision.

         Product Name                      Application and Functionality
         ------------                      -----------------------------

GigaHub This enterprise network solution for medium to large corporate networks requiring both shared and switched connectivity in a mixed protocol environment, provides a 12 Gbps modular enterprise switching hub, supporting Ethernet, Fast Ethernet, FDDI, ATM and Token Ring, as well as voice and point-to-point protocols, and allowing integration of LAN distribution and switching in a single hub.

MegaStack            This high-speed stackable hub system implements Ethernet
                     and Fast Ethernet LAN segments, provides performance for mission-critical and bandwidth-intensive applications, connects from 12 to 180 users, is stackable with fiber optic connectivity to remote locations and offers plug-and-play convenience and built-in auto-partitioning for instant isolation of network failures.

MegaVision           This full-featured network management system provides
                     affordable and comprehensive management and control of all MegaSwitch and MegaStack products and automatically detects and monitors any SNMP compliant devices. It operates on all major NMS platforms including Windows 3.1, Windows 95,
                     Windows NT Client, Novell NMS, HP/Open View for Windows or
                     UNIX.

           Related Networking Products. The Company also offers a number of other products supporting network connectivity. Examples of such products are summarized in the table below.

           Products                         Description and Functionality
           --------                         -----------------------------

Fiber Optic          These products consist of Ethernet and Fast Ethernet fiber
Transceivers and     optic transceivers that enable campus or metropolitan
Converters           deployment of Ethernet or Fast Ethernet networks through
                     fiber optic interconnection of LANs to a distance of over 100 km, and multimode to single mode fiber converters for FDDI, ATM and SONET that extend the range of FDDI, ATM and SONET via fiber.

Token Ring           These products consist of multimedia Token Ring hubs with
                     fiber, coax, UTP and STP connectivity which extends the distance between segments of Token Ring networks, and fiber optic transceivers with multimode and single mode fiber, which allow flexible implementation of IBM midrange and mainframe terminal connectivity.

Midrange             These products consist of Twinax Star panels, multiplexers
Connectivity         and repeaters which allow  flexible implementation of IBM
                     mid-range and mainframe terminal connectivity.

           The Company's Recent Advance in Gigabit Ethernet. Gigabit Ethernet aims to support the extension of Ethernet and Fast Ethernet standards to higher speeds while insuring full interoperability with existing networks. The Company recently developed an advance in Gigabit technology which it proposed to the IEEE Gigabit Ethernet task force and which proposal was accepted in November 1996. The Company's proposal maximizes bandwidth utilization and doubles the span of the network while also providing for delay sensitive applications such as video. At the core of this technology is the ability to "save" one frame during a collision event. This way, at least one frame transmitted will reach its destination, thereby doubling throughput. The key advantages to the Company's Gigabit Ethernet implementation include guaranteed bandwidth utilization not influenced by collision, multimedia support and superior quality of service.

           Direct IP Switching. "Internet Protocol" ("IP") has become the preferred network protocol for directing information across intranets. Because of the rapid increase in high bandwidth intranet applications, current router based IP rates have been unable to keep pace with network requirements. The Company has developed, and introduced in the first quarter of 1997 as part of its MegaSwitch product line, a series of DirectIP switching products that provide the control and security of traditional routing with the performance of switching. Furthermore, DirectIP switching allows full interoperability with all standard based hubs, switches and NICs, thereby providing a cost-effective solution to intranet router bottlenecks. In addition, management believes that distributing the routing function over a number of DirectIP switches will virtually eliminate the possibility that a single point of failure may occur in any given network, thereby reducing operating costs.

           OPTICAL TRANSMISSION PRODUCTS

           The Company offers a family of optical transmission components and modules designed for transmission over fiber optic cable. These products address transmission of voice, data and video across fiber and are also used in optical fiber test equipment. The Company's products include discrete components, such as laser diodes and LEDs and integrated components such as transmitters, receivers and transceivers. The Company's components are used in data networks, telecommunication transmission and access networks. Management believes that the Company is benefitting from two major demand trends in this area: first, the growth of the market, especially computer networking and the access networks, by both LECs and cable TV providers; and second, as transmission speed and capacity grow, a larger portion of all networks traffic is transmitted via fiber optic versus copper wires.

           Discrete Components. Discrete components include laser diodes and LEDs. Every fiber optic communication system utilizes semiconductor laser diodes or LEDs as its source of optical power. Laser diodes and LEDs are solid state semiconductor devices that efficiently convert electronic signals into pulses of light of high purity and brightness. The Company believes that its lasers and LEDs, which can carry data over distances in excess of 20 km are among the most powerful in their wavelength range in terms of optical power coupled into single mode fiber.

           Integrated Components. The Company's integrated components include an LED and laser based transmitter/receiver product line, designed for computer networking applications and the Company has recently introduced data link products designed for SONET and ATM transmission standards. This product line consists of products compatible with single mode fiber optic cable, which is more suitable for long distance and high-speed transmission than multimode fiber optic cable. As most currently available data link modules are designed for multimode fiber optic cable, the Company has designed its products to be adaptable, providing for easy conversion from a multimode type data link to a single mode optical fiber.

           Products for the Access Network. The Company has recently introduced a line of products that addresses the rapidly growing deployment of the access network. These products include fiber optic transmission by both LECs and cable TV providers to address the increasing demand for telephony, Internet access and interactive cable TV services.
The following is a brief description of these products.

           FTTC: Telephone and High-speed Internet Access. Recently, the Company started volume shipments of a new "Bi-directional" optical transmission and reception module for two-way simultaneous transmission of telephony and data over one fiber instead of the two fibers normally used to transmit and receive information. This product is integrated into the DISC system currently deployed by Bell South in one of the largest FTTC projects in the United States.

           Downstream Cable TV. The Company has recently engaged in new business opportunities for linear lasers and receivers for cable TV and believes its products are well positioned to serve this market. The Company further believes that the upgrade of existing cable networks and the deployment of fiber by the telephone companies to provide cable TV delivery services is expected to increase the demand for the Company's products.

           Return Path Laser Transmitters. The Company's return path laser transmitters send video, voice and data signals from the end user to the cable TV operator. For interactive applications such as cable modems and Fast Internet access, a cable network must have two-way optical transmitters and receivers in place before those services can be offered. Most of today's cable networks still have just a one-way downstream path.

           DFB Laser Module for Cable TV (Narrowcasting). The Company offers DFB laser modules with high power and stable analog transmission which enable cable TV operators to send different signals to individual end users, a capability known as narrowcasting.

PRODUCT DEVELOPMENT

           All of the Company's research and development projects are geared toward technological advances with the goal of enabling the Company to introduce innovative products early to market. New networking and fiber optic components are constantly introduced to the market. This product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer needs. MRV's research and product development strategy emphasizes continuing evaluation of emerging trends and technical challenges in order to identify new markets and product opportunities. The Company believes that its success is due in part to its ability to maintain sophisticated technology research programs while simultaneously focusing on practical applications to its customers' strategic needs.

           In order to meet its customers' price and performance demands, MRV has focused on developing custom ASICs to implement its core switching technologies. The Company spends significant resources to maintain and extend its comprehensive ASIC design and test expertise. All custom ASICs are developed internally using third party state-of-the-art design tools and the Company's proprietary methodologies. The Company's ASIC expertise in conjunction with its innovative product architectures and firmware enable the Company to develop products characterized by high performance, reliability and low cost.

           From its product development programs the Company expects to introduce a number of new products within the next 12 months. One new product is JavaMan, a platform independent, Internet-ready Network Management System ("NMS") which the Company created to expand the reach of MegaVision over the Internet. All necessary software is expected to reside on MegaSwitch II, pre-configured prior to customer delivery. JavaMan's use of existing Web standards provides remote manageability in both Internet and intranet environments

           The Company also has a number of other new networking product development programs underway, including Gigabit Ethernet switching and ATM uplink modules. These products are being developed in response to current technological trends and end user demands for greater bandwidth and product flexibility. The Company is in the process of consolidating Fibronics' research and development projects with its own programs. Among initial projects, the Company is focusing on the integration of the GigaHub with MegaSwitch II technology, including Gigabit Ethernet. The Company has recently announced a GigaFrame product strategy for 1997, the architecture for which will consist of a Gigabit Ethernet Switch, a GigaHub enterprise switch, MegaSwitch II and two new low cost 10 Mbps to 100 Mbps stackable switches.

           New products under development in the area of fiber optics include transmission products for cellular and personal communication systems which allow transmission over fiber optic cable between sites. The Company is also developing fiberoptic components that will improve the system performance for cable TV transmission. MRV also has research and development projects underway seeking to enhance various of its fiber optic transmission products and is participating in Bell South's FTTC project.

            There can be no assurance that the technologies and applications under development by the Company will be successfully developed, or, if they are successfully developed, that they will be successfully marketed and sold to the Company's existing and potential customers.

           At December 31, 1996, the Company had 54 employees dedicated to research and product development. Research and development expenditures totaled approximately $2,100,000, $4,000,000 and $8,201,000 for years ended December 31, 1994, 1995 and 1996, respectively.

CUSTOMERS

           The Company has sold its products worldwide to over 500 diverse customers a wide range of industries, primarily; data communications, telecommunications and cable TV. The Company anticipates that these customers will continue to purchase its products in the foreseeable future. No customer accounted for more than 10% of the Company's revenues in 1994, 1995 or 1996. Current customers include:

                                NETWORK SWITCHING
                                -----------------

  COMPUTERS AND ELECTRONICS                GOVERNMENT AGENCIES
  -------------------------                -------------------
  -    AMP Incorporated                    -    Ealing (Borough of London)
  -    Data General Corporation            -    Federal Bureau of Investigation
  -    Fujitsu Ltd. (Japan)                -    MITI (Japan)
  -    International Business              -    National Security Administration
       Machines Corporation                -    Police Department of
  -    Intel Corporation                        Berlin/Potsdam
  -    Matsushita (Germany)                -    Social Security Administration
  -    U B Networks                        -    US Coast Guard


  BANKING, FINANCE AND INSURANCE           DIVERSIFIED AND OTHER
  ------------------------------           ---------------------
  -    Bankhaus Rinderknecht (Zurich)      -    Bayer AG
  -    GE Capital                          -    The Walt Disney Co.
  -    NationsBank                         -    Eastman Kodak
  -    Trans America Corporation           -    Tele-Communications, Inc.


                             FIBER OPTIC COMPONENTS
                             ----------------------


  DATA  COMMUNICATIONS                     TELECOMMUNICATIONS
  --------------------                     ------------------
  -    Bay Networks, Inc.                  -    Asea Brown Boveri
  -    Canoga Perkins                      -    Broadband Network Inc.
  -    Cisco Systems, Inc.                 -    Crosscom
  -    Connectware                         -    Lucent Technologies Inc.
  -    Network Systems Corporation         -    Photon Technology (China)
  -    Nortel                              -    Reltec
  -    Optical Data Systems                -    Transcom

  VIDEO AND VOICE COMMUNICATIONS           INSTRUMENTATION
  ------------------------------           ---------------
  -    Augat Communication Products Inc.   -    EXFO
  -    C-Cor                               -    GN Nettest
  -    General Instrument                  -    Kingfisher International
  -    Optelecom, Inc.                     -    Noyes Fiber Systems
  -    Tektronix                           -    3M


MARKETING

           The Company markets and sells its products under the NBase Communications, NBase Switch Communications, MRV Communications and West Hills LAN System brand names. Each product line has a dedicated sales and marketing organization. The Company employs various methods, such as public relations, advertising, and trade shows to build awareness of its products. Public relations activities are conducted both internally and through relationships with outside agencies. Major public relation activities are focused around new product introductions, corporate partnerships and other events of interest to the market. The Company supplements its public relations through media advertising programs and attendance at various trade shows throughout the year, both in the United States and internationally.

           The Company also establishes working relationships with trade analysts, testing facilities and high visibility corporate accounts. Since the results obtained by these organizations can often influence customers' purchase decisions, a positive response from these organizations regarding the Company's technology is important to product acceptance and purchase. Other activities include attendance at technology seminars, preparation of competitive analyzes, sales training, publication of technical and educational articles, maintenance of a Web site and direct mailing of company literature. The Company also believes that its participation in high-profile interactive projects such as Bell South's FTTC project significantly enhances its reputation and name recognition among existing and potential customers.

SALES AND DISTRIBUTION

           The Company continually seeks to expand its distribution capability to capitalize on its technological expertise and production capacity and to augment and increase distribution channels to accelerate its growth. Products are sold through VARs, systems integrators, distributors, manufacturer's representatives and OEM customers. The Company's sales and distribution divisions are organized along four primary lines: OEM sales and partnerships; VARs and systems integrators; manufacturer's representatives; and domestic and international distributors.

           Direct Sales. The Company employs a worldwide direct sales force primarily to sell its products to large OEM accounts and to a lesser extent to end users of the Fibronics product line. MRV believes that a direct sales force can best serve large customers by allowing salespeople to develop strong, lasting relationships which can effectively meet the customers' needs. The direct sales staff is located across the United States, Europe and Israel. The integration of the Fibronics Business has more than doubled the Company's sales force immediately preceding the acquisition.

           Each of the Company's OEM partners resells the products under its own name. The Company believes that the OEM partnerships enhance its ability to sell its products in significant quantities to large organizations. Since these OEM partners provide their own technical and sales support to their customers, the Company is able to focus on other sales channels. The Company customarily enters into contracts with OEM customers to establish the terms and conditions of sales made pursuant to orders from OEMs. These OEMs incorporate the Company's product into systems or sub-systems, which are then sold to end users via various distribution channels. The Company has established OEM relationships in connection with its switching equipment with leading communications and networking companies including U B Networks, Fujitsu and Intel. The Company's fiber optic components are sold only to OEMs.

           To complement its direct sales effort the Company utilizes the following indirect sales channels:

           Domestic and International Distributors. The Company works with distributors domestically and internationally and has recently begun selling products through Tech Data. Geographic exclusivity is normally not awarded unless the distributor has exceptional performance. Distributors must successfully complete the Company's training programs and provide system installation, technical support, sales support and follow-on service to local customers. Generally, distributors have agreements with a one year term subject to automatic renewal unless otherwise canceled by either party. In certain cases with major distributors, the agreements are terminable on 30 days' notice. The Company uses stocking distributors, which purchase the Company's product and stock it in their warehouse for immediate delivery, and non-stocking distributors, which purchase the Company's product after the receipt of an order. Internationally, the Company sells through approximately 80 distributors in Asia, Africa, Europe, Australia, the Middle East, Canada and Latin America.

           Value-Added Resellers. MRV uses a select group of VARs in the U.S. which are generally selected for their ability to offer the Company's products in combination with related products and services, such as system design, integration and support. Such specialization allows the Company to penetrate targeted vertical markets such as telecommunications and cable TV. Generally, the Company uses a two-tier distribution system to reach a broader range of customers, however VARs may purchase the product directly from the Company if the volume warrants a direct relationship.

            Manufacturers' Representatives. To supplement the Company's direct sales efforts, manufacturer's representatives are assigned by territory in the U.S. and work exclusively on commission.

           Customer Support and Service. The Company is committed to providing strong technical support to its customers. MRV operates a customer service group, and provides support through its engineering group, sales staff, distributors, OEMs and VARs. Customer support personnel are currently located at the Company's offices in California, Maryland and Israel.

           International Sales. International sales accounted for approximately 19%, 45% and 53% of the Company's net revenues in 1994, 1995 and 1996 respectively.

MANUFACTURING

           The Company has developed proprietary ASICs to implement high level component integration in its networking product development process. To develop ASICs successfully, the Company must transfer a code of instructions to a single mask from which low cost duplicates can be made. Each iteration of a mask involves a substantial up-front cost, which costs can adversely affect the Company's result of operations and financial condition if errors or "bugs" occur following multiple duplication of the masks. While the Company has not experienced material expenses to date as a result of errors discovered in ASIC masks, because of the complexity of the duplication process and the difficulty in detecting errors, the Company could suffer a material adverse effect to its operating results and financial condition if errors in developing ASICs were to occur in the future. Moreover, the Company currently relies on a single foundry to fabricate its ASICs and does not have long-term supply contract with this supplier, any other ASIC vendor or any other of its limited source vendors, purchasing all of such components on a purchase order basis. While the Company believes it would be able to obtain alternative sources of supply for the ASICs or other key components, a change in ASIC or other key suppliers of key components could require a significant lead time and, therefore, could result in a delay in product shipments. While the Company has not experienced delays in the receipt of ASICs or other key components, any future difficulty in obtaining any of these key components could result in delays or reductions in product shipments which, in turn, could have material adverse effect on the Company's business, operating results business and financial condition.

           The Company outsources the assembly, test and quality control of its computer networking products to third party contract manufacturers, thereby allowing it to react quickly to market demand, to avoid the significant capital investment required to establish and maintain manufacturing and assembly facilities and to concentrate its resources on product design and development. Final assembly, burn-in, final testing and pack-out are performed by the Company to maintain quality control. The Company's manufacturing team is experienced in advanced manufacturing and testing, in engineering, in ongoing reliability/quality assurance and in managing third party contract manufacturer's capacity, quality standards and manufacturing process. Although there are a large number of contract manufacturers which the Company can use for its outsourcing, MRV has elected to use one vendor for a significant portion of its board assembly requirements in order to foster consistency in quality of the products. This independent third party manufacturer also provides these services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If the Company's contract manufacturer fails to deliver products in the future on a timely basis, or at all, it would be extremely difficult for the Company to obtain adequate supplies of products from other sources on short notice. There can be no assurance that the Company's third party manufacturer will provide adequate supplies of quality products on a timely basis, or at all. The Company can outsource with another vendor or vendors; however, such a change in vendors may require significant time and result in shipment delays and expenses. The inability to obtain such products on a timely basis, the loss of such vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on the Company's business, operating results and financial condition.

           The Company relies exclusively on its own production capability for critical semiconductor lasers and LEDs used in its products. The Company's optical transmission production process involves (i) a wafer processing facility for semiconductor laser diode and LED chip manufacturing under stringent and accurate procedures using state-of-the-art wafer fabrication technology, (ii) high precision electronic and mechanical assembly, and (iii) final assembly and testing. Relevant assembly processes include die attach, wirebond, substrate attachment and fiber coupling. The Company also conducts tests throughout its manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. The Company performs final product tests on all of its products prior to shipment to customers. Many of the key processes used in the Company's products are proprietary; and, therefore, many of the key components of the Company's products are designed and produced internally. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved resulting in product shipment delays, the Company's business, financial condition and results of operations could be materially adversely affected. The Company believes that it has sufficient manufacturing capacity for growth in the coming years.

           The Company is subject to a variety of federal, state, and local governmental laws and regulations related to the storage, use, emission, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. There can be no assurance that environmental laws and regulations will not result in the need for additional capital equipment or other requirements. Further, such laws and regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control of use of, or adequately restrict the discharge, emission or release of, hazardous substances under present or future laws and regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's operating results. To date such laws and regulations have not had a material adverse effect on the Company's operating results.

COMPETITION

           The communications equipment and component industry is intensely competitive. The Company competes directly with a number of established and emerging computer, communications and networking device companies. Direct competitors in network switching include Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems Inc., Digital Equipment Corporation, FORE Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation and 3Com Corporation. In addition, direct competitors in fiber optic transmission products include AMP Incorporated, Fujitsu, Hewlett-Packard Company, Lucent Technologies Inc., Mitsubishi, NEC Electronics Inc., Ortel Corporation, Phillips Semiconductors and Siemens Components, Inc. Many of the Company's competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than the Company. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which the Company competes offer customers a broader product line which provides a more comprehensive networking solution than the Company's products. The ability to act as a single source vendor and provide a customer with an enterprise-wide networking solution has increasingly become an important competitive factor. In addition, there are a number of early stage companies which are developing Fast Ethernet, Gigabit Ethernet switching and alternative solutions. If developed successfully, these solutions could be higher in performance or more cost-effective than the Company's products.

           Moreover, there are also several alternative network technologies. For example, in the local access market, the Company's products compete with telephone network technology known as "ADSL." In this technology, digital signals are transmitted through existing telephone lines from the central office to the home. The Company also expects that competitive pricing pressures could result in price declines for the Company's and its competitors' products. Such increased competition could result in reduced margins and loss of market share which would materially and adversely affect the Company's business, operating results and financial condition.

           The networking industry has become increasingly concentrated in recent years as a result of consolidation. This consolidation is likely to permit the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors.

PROPRIETARY RIGHTS

           To date, the Company has relied principally upon copyrights and trade secrets to protect its proprietary technology. The Company generally enters into confidentiality agreements with its employees and key suppliers and otherwise seeks to limit access to and distribution of the source code to its software and other proprietary information. There can be no assurance that such steps will be adequate to prevent misappropriation of the Company's technology or that a third party will not independently develop technology similar or superior to the Company's technology. The Company has patent applications pending. There can be no assurance that patents will be issued with respect to the pending applications or that, if issued, such patents will be upheld as valid or will prevent the development of competitive products. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as do the laws of the United States.

           There has been substantial industry litigation regarding intellectual property rights involving technology companies. In the future, litigation may be necessary to protect trade secrets and other intellectual property rights owned by the Company, to enforce any patents issued to the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. An adverse determination in such litigation could further result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company typically has agreed to indemnify its customers and key suppliers for liability incurred in connection with the infringement of a third party's intellectual property rights. While to date the Company has not received any communications alleging that the Company's products infringe on the intellectual property rights of others, there can be no assurance that the Company will not be subject to such claims in the future.

EMPLOYEES

           As of December 31, 1996, the Company had 352 full-time employees, including six executive officers, 153 in production, 105 in marketing and sales, 54 in research and development and 34 in general administration. None of the Company's employees are represented by a union or governed by a collective bargaining agreement, and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

           The Company's principal administrative, sales and marketing, research and development and manufacturing facility is located in Chatsworth, California. The facility covers approximately 17,700 square feet and is leased from an unaffiliated third party at an annual base rent of approximately $106,000 (plus local taxes) for a lease term expiring in March 1999. In addition, the Company leases space in two buildings near its primary facility in Chatsworth, consisting of approximately 5,000 square feet and approximately 12,800 square feet from unaffiliated third parties at annual base rentals of approximately $43,000 and $91,000 (plus local taxes), respectively. Both of these lease terms also expire in March 1999.

           The Company also leases space in German Town, Maryland for its sales office and warehouses. This facility covers approximately 4,800 square feet and is leased from an unaffiliated third party at an annual base rent of approximately $35,000 per year (plus local taxes) for a lease term expiring August 2000.

           The Company's administrative, sales and marketing, research and development and manufacturing operations in Israel are located in Yokneam, Israel in facilities that cover approximately 23,400 square feet, are leased for total annual base rents of approximately $206,000 for a lease term expiring in January 2002.

           The Company leases approximately 5,200 square feet of space from an unaffiliated third party in Basingstoke, England which it uses for sales, marketing and warehousing. The premises are leased for total annual base rents of approximately $75,000 for a lease term expiring in August 1999.

           The Company leases approximately 1,600 square feet of space from an unaffiliated third party in Frankfurt, Germany, which it uses for sales, marketing and warehousing. The premises are leased for total annual base rents of approximately $221,000 for a lease term expiring in August 1999.

           The Company also occupies space under a capital lease with an unaffiliated third party in Milan, Italy which it uses for sales offices and warehousing. Annual payments under the lease are approximately $220,000 and the lease runs through March 2004.

           The Company believes that its present facilities are sufficient to meet its current needs and that adequate additional space will be available for lease when required.

ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded in the over-the-counter market and has been included in the Nasdaq National Market since February 28, 1994 under the symbol "MRVC." The following table sets forth the high and low closing sale prices of the Common Stock for the periods indicated as reported by The Nasdaq National Market (as adjusted for the 3-for-2 stock split effected May 20, 1996 and the 2-for-1 stock split effected July 29, 1996).

      1995:                                             HIGH        LOW
      -----                                             ----        ---

    First Quarter ..................................  $   4.92    $   3.59
    Second Quarter..................................  $   4.46    $   3.63
    Third Quarter...................................  $   7.13    $   4.25
    Fourth Quarter..................................  $   8.46    $   5.50

      1996
      ----

    First Quarter...................................  $  17.67    $   8.42
    Second Quarter..................................  $  37.13    $  15.63
    Third Quarter...................................  $  27.94    $  15.00
    Fourth Quarter .................................  $  24.88    $  17.00

           At April 4, 1997 the Company had 250 stockholders of record, as indicated on the records of the Company's transfer agent who held, management believes, for approximately 13,350 beneficial holders.

           The Company has never declared or paid cash dividends on the Common Stock since its inception. The Company currently intends to retain all of its earnings, if any, for use in the operation and expansion of its business and does not intend to pay any cash dividends to its stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

           During August and September 1996, the Company sold an aggregate of $30 million principal amount 5% convertible subordinated debentures due August 6, 1999 (the "Debentures") and warrants to purchase up to 600,000 shares of Common Stock at a weighted average exercise price of $26.67 per share for three years to a total of 14 investors in a private financing, receiving proceeds aggregating $30 million. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that decreased over the life of the Debentures until it reached a floor. Through December 31, 1996, $12,675,000 principal amount of Debentures and $178,000 of accrued interest had been converted into approximately 812,000 shares of Common Stock.

           On September 26, 1996, as part of the purchase price connection with the acquisition from Elbit of the Fibronics Business, the Company issued 458,991 shares of Common Stock of Elbit.

           On November 26, 1996, the Company completed a private placement of 200,000 shares of Common Stock to Intel Corporation ("Intel") for $4,000,000 ($20.00 per share). As part of the private placement, the Company issued to Intel three-year warrants to purchase up to 500,000 additional shares of Common Stock at $20.00 per share. Of such warrants, warrants to purchase 200,000 shares of Common Stock are exercisable under certain conditions.

           The above-described sales of securities were not effected through any broker-dealer, and no underwriting discounts or commissions were paid in connection with such sales. Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, Regulation D promulgated thereunder or Section 3(a)(9) of the Securities Act. No brokers' commissions or fees were paid in connection with any of the foregoing transactions. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. All recipients had adequate access to information about the Company. No consideration or other remuneration was paid or given, and no solicitation was made, in connection with the conversion of the Debentures.

ITEM 6. SELECTED FINANCIAL DATA

           The following selected statement of operations data for the three years in the period ended December 31, 1996 and the balance sheet data as of December 31, 1995 and 1996 are derived from the financial statements and notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also incorporated by reference herein. The selected statement of operations data for the three years in the period ended December 31, 1993 and the balance sheet data as of December 31, 1992, 1993 and 1994 were derived from audited financial statements of the Company not included herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Report.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                                       Year ended December 31,
                                                                     --------------------------------------------------------------
                                                                        1992         1993          1994         1995          1996
                                                                      -------       -------      -------      -------       -------
                                                                                           (In thousands, except per share amounts)

Revenues, net ..................................................      $ 4,422       $ 7,426      $17,526      $39,202       $88,815
Cost of goods sold .............................................        2,280         3,936       10,328       22,608        51,478
Research and development expenses ..............................          589         1,103        2,144        4,044         8,201
Selling, general and administrative expenses ...................          631         1,259        2,615        6,799        14,025
                                                                      -------       -------      -------      -------       -------
Operating income before non-recurring charges(1)................          922         1,128        2,439        5,751        15,111
Purchased technology in progress(1) ............................          -             -            -          6,211        17,795
Restructuring costs(1) .........................................          -             -            -          1,465         6,974
                                                                      -------       -------      -------      -------       -------
Operating income (loss) ........................................          922         1,128        2,439       (1,925)       (9,658)
Other income (expense) .........................................         (122)          198          162          654           153
Interest expense related to convertibles debentures
   and acquisition .............................................          -             -            -            -          (4,357)
                                                                      -------       -------      -------      -------       -------
Income (loss) before provision for income taxes,
   minority interests and extraordinary items ..................          800         1,326        2,601       (1,271)      (13,862)
Provision (credit) for income taxes ............................          282           487          983            2        (4,404)
Minority interests .............................................          -             -            -            -             196
Extraordinary item-debt restructuring ..........................           42           -            -            -            --
                                                                      -------       -------      -------      -------       -------
Net income (loss) ..............................................      $   560       $   839      $ 1,618      $(1,273)      $(9,654)
                                                                      =======       =======      =======      =======       =======
Net income (loss)  per share ...................................      $  0.08       $  0.07      $  0.13      $(0.07)        $(0.49)
                                                                      =======       =======      =======      =======       =======
Weighted average common and common equivalent shares
   outstanding(2) ..............................................        7,636        12,050       12,567       18,377        19,739

CONSOLIDATED BALANCE SHEET DATA:
                                                                                              At December 31,
                                                                     ---------------------------------------------------------------
                                                                        1992          1993        1994         1995          1996
                                                                      -------       -------      -------      -------       -------
                                                                                              (In thousands)

Working capital ................................................     $  3,773      $  3,514     $ 11,303     $ 22,019      $ 56,973
Total assets ...................................................        6,389         7,328       16,667       33,307        96,943
Total liabilities ..............................................        1,437         1,537        3,761        8,049        43,790
Long-term  debt, net of current portion ........................           34           -            -            271        18,892
Stockholders' equity (deficit) .................................        4,952         5,791       12,906       25,258        52,301

-----------
(1) Non-recurring charges consist of purchased technology in progress and restructuring charges incurred as a result of the Ace and Galcom acquisitions in 1995 and the Fibronics Acquisition in 1996 as well as interest expense related to the Fibronics Acquisition in 1996. Purchased technology in progress for the year ended December 31, 1995 was $6,211,000. The purchased technology is for R&D projects in progress at the time of acquisition of assets from Ace and Galcom. Restructuring costs during the year ended December 31, 1995 were $1,465,000 and are associated with a plan adopted by the Company in 1995 calling for the merger of the newly acquired subsidiaries and the Company's LAN product division. The plan also called for the closure of some facilities, termination of redundant employees and cancellation of representation agreements. Excluding the non-recurring charges, net of their tax effects, net income would have increased to $4,345,000 ($0.22 per share) for the year ended December 31, 1995. Purchased technology in progress for the year ended December 31, 1996 was $17,795,000 and was in conjunction with the acquisition of assets from subsidiaries of Elbit. Restructuring costs during the year ended December 31, 1996 were $6,974,000 and are associated with a plan adopted by the Company on September 30, 1996 calling for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines due to this acquisition. Interest expense related to acquisition for the year ended December 31, 1996 was $4,357,000 and was connected with the private placement of $30,000,000 principal amount of Debentures, proceeds from which the Company used to finance the cash portion of the purchase price for the Fibronics Business. Excluding the non-recurring charges, net of their tax effects, net income would have been $10,555,000 or $0.46 per Share for the year ended December 31, 1996.

(2) Fully diluted earnings per share information differs from primary earnings per share information for the year ended December 31, 1994. The number of shares included 147,480 common share equivalents resulting from outstanding warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following and elsewhere in this Report. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

GENERAL

           Since its inception in 1988, the Company has manufactured and marketed semiconductor optical transmission products for the fiber optics communications industry. In 1993, the Company expanded its product line to include products incorporating Ethernet switching technology that improved network throughput and enhanced efficiency of LANs and introduced its first switch marketed under the NBase trademark in the fourth quarter of 1993. During 1994, the Company expanded commercial shipments of its LAN switching products. In 1995, the Company augmented its networking products with the acquisitions of certain assets of Galcom and Ace, which resulted in charges of $6,211,000 and $1,465,000 for purchased technology in progress and restructuring, respectively. Net revenues from sales of networking products and semiconductor optical transmission products were 60% and 40%, respectively, during the year ended December 31, 1995 and approximately 69% and 31%, respectively, during the year ended December 31, 1996.


           In September 1996, the Company completed the Fibronics Acquisition, acquiring assets related to Fibronics' computer networking and telecommunications businesses in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired included Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. This acquisition also resulted in charges in the amount $17,795,000 and $6,974,000 for purchased technology in progress and restructuring, respectively.

           In September 1996, the Company completed a private placement of an aggregate of $30,000,000 principal amount of 5% convertible subordinated debentures due August 6, 1999 (the "Debentures"). Proceeds from this private placement were used to purchase the Fibronics Business. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that decreased over the life of the Debentures until it reached a floor. At a meeting of the Emerging Issues Task Force held on March 13, 1997, the staff of the Securities and Exchange Commission ("SEC") announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with a beneficial conversion feature such as that contained in the Debentures. As announced, the SEC requires that a beneficial conversion feature attached to instruments such as the Debentures that are convertible into equity be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and charging it to interest expense. As a result of this position, the Company added a non-recurring, non-cash charge to its results of operations for the year ended December 31, 1996 related to the issuance of the Debentures in the amount of $4,357,000. The Company also plans to report additional non-recurring charges over the quarters ending March 31, 1997 and June 30, 1997 totaling approximately $250,000, more than $200,000 of which will be reported in the quarter ending March 31, 1997. The Company will not need to report future charges relating to the issuance of the Debentures beyond the second quarter of 1997 as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

           The Company's international sales are not concentrated in any specific country. The estimated operating profit from international sales for the years ended December 31, 1996, 1995 and 1994 and 1993 were $8,009,000, $2,646,000, and $466,000, respectively. The amounts for the years ended December 31, 1996 and 1995 are before non-recurring charges. At December 31, 1995 and 1996, 16% and 14% of the Company's assets were located in the Middle East and at December 31, 1996, 17% of the Company's assets were located in the European Community. Except for such assets, there were no significant assets located in geographic regions outside of the U.S. at December 31, 1995 or 1996. In years prior to 1995, substantially all the assets were located in the U.S.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, statement of operations data of the Company expressed as a percentage of revenues (except for revenue growth rates).

                                                                                Year ended December 31,
                                                                -------------------------------------------------
                                                                           1994        1995        1996
                                                                          -----        -----       -----
Revenues, net ......................................................      100.0%       100.0%      100.0%
Revenue growth rate from prior period ..............................      136.0        124.0       126.6
Cost of goods sold .................................................       58.9         57.7        58.0
                                                                          -----        -----       -----
Gross profit .......................................................       41.1         42.3        42.0
Operating expenses:
   Research and development expenses ...............................       12.2         10.3         9.2
   Selling, general and administrative expenses ....................       14.9         17.3        15.8
                                                                          -----        -----       -----
Operating income before non-recurring charges ......................       13.9         14.7        17.0
   Purchased technology in progress ................................          -         15.8        20.0
   Restructuring costs .............................................          -          3.7         7.9
                                                                          -----        -----       -----
Operating income ...................................................       13.9         (4.9)      (10.9)
Other income (expense), net ........................................        0.9          1.7          --
Interest expense related to convertible debentures
   and acquisitions ................................................         --           --        (4.9)
                                                                          -----        -----       -----
Income (loss) before taxes .........................................       14.8         (3.2)      (15.8)
                                                                          =====        =====       =====
Pro forma financial data (excluding non-recurring charges):
    Operating income ...............................................          -         14.6        17.0
    Income (loss) before taxes .....................................          -         16.3        17.2

Years ended December 31, 1996 and 1995

           Revenues. Revenues for the year ended December 31, 1996 were $88,815,000 compared to $39,202,000 for the year ended December 31, 1995, an increase of 126%. Revenues from sales of networking products and optical transmission products were 69% and 31%, respectively, of total revenues during the year ended December 31, 1996 as compared to 60% and 40%, respectively, of total revenues during the year ended December 31,1995. The changes represented increases of $38,140,000 or 162% and $11,473,000 or 73% in revenues from networking products and optical transmission products, respectively, for the year ended December 31, 1996. Total revenues increased as a result of strong demand for LAN connectivity and fiber optic products. Revenues from networking products increased primarily due to sales of the MegaSwitch II product line and revenues from optical transmission products increased primarily as a result of volume shipments, beginning in the third quarter of 1996, of a new bidirectional optical transmission and reception module for Fiber-to-the-Curb ("FTTC") applications and sales to the cable TV industry. International sales accounted for approximately 53% of revenues for the year ended December 31, 1996 as compared to approximately 45% of revenues for the year ended December 31, 1995. International sales, as a percentage of total revenues, increased because of increased concentration of sales and marketing efforts overseas and acquisitions. While the Company has achieved significant revenue growth in previous periods, there can be no assurance that the Company will sustain such growth.

           Gross Profit. Gross profit for the year ended December 31, 1996 was $37,337,000 as compared to $16,594,000 for the year ended December 31, 1995. The changes represented an increase of $20,743,000 or 125% for the year ended December 31, 1996. Gross profit as a percentage of revenues was approximately 42% for both the years ended December 31, 1995 and 1996.

           Research and Development. For the years ended December 31, 1996 and 1995, research and development expenses ("R&D") expenses were $8,201,000 and $4,044,000, respectively, which represented approximately 9.2% of revenues for 1996 and 10.3% for 1995. R&D expenses increased primarily due to additions in engineering personnel and the commencement of new R&D projects. Research and development expenses were lower as a percentage of revenues in 1996 primarily because certain of the Company's R&D programs in Israel were partially funded by the Chief Scientist of Israel and R&D expenses were spread over a larger revenue base. The Company continues to devote significant resources to its R&D efforts. During 1995 and 1996, the

Company's R&D activities were focused on expanding its family of networking switching products and extending its fiber optic expertise into new product areas.

           Selling, General and Administrative. For the year ended December 31, 1996, selling, general and administrative ("SG&A") expenses increased to $14,025,000 from $6,799,000 in 1995. The increase in SG&A expenses is due primarily to increased marketing expenses, including those associated with additions to personnel. As a percentage of sales, SG&A expenses decreased from 17.3% to 15.8% for the years ended December 31, 1995 and December 31, 1996, respectively. The decrease as a percentage of sales in the year ended December 31, 1996 resulted because increases experienced in the year ended December 31, 1995 from the opening of additional offices were not incurred in 1996.

           Purchased Technology in Progress and Restructuring Costs. Purchased technology in progress for the year ended December 31, 1996 was $17,795,000. The purchased technology in 1996 was for R&D projects of Fibronics in progress at the time of the Fibronics Acquisition on September 26, 1996. Restructuring costs during the year ended December 31, 1996 were $6,974,000. The restructuring in 1996 was associated with a plan adopted by the Company on September 30, 1996, in conjunction with the Fibronics Acquisition, calling for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines. Purchased technology in progress for the year ended December 31,1995 was $6,211,000. The purchased technology is for R&D projects in progress at the time of acquisition of assets from Galcom and Ace. Restructuring costs during the year ended December 31, 1995 were $1,465,000. The restructuring in 1995 was associated with a plan adopted by the Company on June 30, 1995 calling for the merger of new subsidiaries acquired in the Ace and Galcom acquisitions in 1995 and the Company's LAN products division. The plan also called for the closure of some facilities, termination of redundant employees and cancellation of representation agreements.

           Interest Expense Related to Convertible Debentures and Acquisition. To give effect to the accounting treatment announced by the staff of the SEC at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the 1996 financial statements as additional interest expense and such fixed discount has been accreted through the first possible conversion date of the respective issuance.

           Net Loss. Net loss increased from a loss of $1,273,000 during the year ended December 31, 1995 to a loss of $9,654,000 for the year ended December 31, 1996. The increase in net loss in 1996 was due to the Fibronics Acquisition, which included charges for purchased technology in progress, restructuring costs and interest expense related to the convertible debentures and acquisition. Net income for the year ended December 31 1996 would have been $10,555,000, excluding $20,209,000 of charges, net of tax effects, associated with the Fibronics Acquisition. Net income for the year ended December 31, 1995 would have been $4,345,000, excluding $5,618,000 of charges, net of tax effects, associated with the acquisitions of Galcom and Ace. Excluding, these non-recurring charges, net income increased by $6,210,000 or 143% for the year ended December 31, 1996.

Years Ended December 31, 1995 and 1994

           Revenues. Revenues for the year ended December 31, 1995 were $39,202,000, as compared to $17,526,000 for the year ended December 31, 1994. Revenues from sales of networking products and optical transmission products were 60% and 40%, respectively, of total revenues during the year ended December 31, 1995 as compared to 36% and 64%, respectively, of total revenues during the year ended December 31, 1994. The changes represented an increase of $21,676,000 or 124% of total revenues and $17,144,000 or 271% and $4,532,000 or 40% in revenues from networking products and optical transmission products, respectively, for the year ended December 31, 1995. Total revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. The sales and marketing resources obtained in the acquisition of assets from Ace and Galcom during the year ended December 31, 1995 also contributed additional revenues. Revenues from networking products increased primarily due to the introduction of new products, additional marketing and sales efforts and expansion of the networking industry and revenues from optical transmission products increased primarily as a result of additional sales and marketing efforts. International sales accounted for approximately 45% of revenues for the year ended December 31, 1995 as compared to 19% of revenues for the year ended December 31, 1994. International sales, as a percentage of total revenues, increased because of greater marketing efforts in overseas markets and a larger number of sales personnel in those markets obtained in the acquisition of the Galcom assets.

           Gross Profit. Gross profit for the year ended December 31, 1995 was $16,594,000 as compared to $7,198,000 for the year ended December 31, 1994, an increase of $9,396,000 or 131% for the year ended December 31, 1995. The increase in gross profit was primarily due to increased sales. Gross profit as a percentage of revenues for the years ended 1994 and 1995 was 41% and 42% respectively.

           Research and Development. R&D expenses for the years ended December 31, 1994 and 1995, were $2,144,000 and $4,044,000 which represented 12% and 10%
of revenues, respectively. The percentage decrease in R&D spending was attributable to the increased revenues. The Company intends to continue development of its networking and fiber optic products, and to invest in the research and development of other new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

           Selling, General and Administrative. SG&A expenses for the year ended December 31, 1995 increased to $6,799,000 from $2,615,000. As a percentage of revenues, SG&A increased from 15% to 17% for the year ended December 31, 1994 and December 31, 1995, respectively. The increase in SG&A expenses was due primarily to additional personnel and overhead costs as a result of the acquisitions of the Galcom and Ace assets and increased marketing and personnel costs.

           Purchased Technology in Progress and Restructuring Costs. In connection with the Company's acquisition of certain assets of Galcom and Ace, it acquired incomplete R&D projects that will be included in its ongoing R&D activities. For those projects that will have no alternative future use to the Company and where technological feasibility had not yet been established, the Company allocated $6,211,000 of the purchase price to technology in progress and recorded the expense during the year ended December 31, 1995.

           In connection with the Company's integration of the acquired companies during the year ended December 31, 1995 the Company recorded $1,465,000 as restructuring costs, which primarily related to the closing of several Company facilities, a reduction of its workforce and the settlement of distribution agreements which were terminated early.

           The total purchase price, including related costs, for the Ace and Galcom assets were approximately $4,812,000 and $2,885,000, respectively. The value of the ongoing operations with existing sales of Ace and Galcom that were acquired by the Company were believed by management to be inconsequential because their sales were in rapid decline. The decline was the result of the increasing obsolescence of the older products which were being sold. Of the combined total purchase price, including related costs, of $7,697,000 approximately $6,211,000 was allocated to the purchased technology in process. Subsequent to the acquisition of the technologies in development, it was determined by the Company that these technologies would not be commercially viable because of the preemptive success of an alternative technology that was also in process at the Company at the time of the acquisition. The effect on operations of the acquisitions of Galcom and Ace was that they initially necessitated a restructuring of the Company's operations so as to integrate all LAN product activities throughout the organization. The restructuring, which involved workforce reductions at all levels, as well as office and plant closures, was essentially completed according to plan during the first part of 1996. During 1995, there were no adverse effects on the Company's liquidity or capital resources as a result of the acquisitions and the Company does not anticipate any such effects, as a result of the acquisitions, in future periods.

           Immediately after the acquisition of the businesses, the Company initiated a restructuring plan that called for a merger of the two operations into one subsidiary and an assumption by the surviving entity of certain international and U.S. operations previously managed directly by the Company. This included, for example, sales by the subsidiary of the Company's LAN products into some of the sale channels developed by the Company prior to the acquisitions. Since the operating plans of the Company did not distinguish these operations from those of the businesses acquired, it is not practicable to quantify their impact. The product lines of the businesses acquired are aimed at computer connecting for the IBM AS400 and mainframe environment. The Company's LAN products are aimed at the personal computer connectivity environment.

           Net Income. Net income decreased from $1,618,000 for the year ended December 31, 1994 to a net loss of $1,273,000 for the year ended December 31, 1995. The decrease in net income is principally due to non-recurring charges during the year ended December 31, 1995 of $7,676,000 for the cost of purchased technology in progress acquired in the Ace and Galcom acquisitions and costs associated with the adoption of a restructuring plan. Excluding the non-recurring charges, net of their tax effects, net income would have increased to $4,345,000 for the year ended December 31, 1995. The increase of 169% over the same period in 1994 is primarily due to substantially increased sales.

Selected Quarterly Financial Data

           The following table sets forth certain selected operating data for the quarters indicated. This information has been derived from the unaudited consolidated financial statements of the Company which in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period and results may fluctuate significantly from quarter to quarter in the future.

                                                                     (Amounts in thousands)
                                         1994                                 1995                            1996
                         ----------------------------------  ----------------------------------  ----------------------------------
                           Q1       Q2       Q3       Q4       Q1       Q2        Q3      Q4       Q1       Q2       Q3        Q4
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Revenues, net............ $2,759   $3,846   $4,731   $6,190   $6,737   $8,310  $11,135  $13,020  $15,529  $19,586  $22,664  $31,036
Gross profit.............  1,269    1,570    1,802    2,557    2,477    3,475    4,826    5,816    6,540    8,175    9,382   13,240
Operating income before
 non-recurring charges...    408      499      589      943      858    1,221    1,645    2,027    2,720    3,224    3,558    5,609
Operating income (loss)..    408      499      589      943      858   (6,455)   1,645    2,027    2,720    3,224  (21,211)   5,609
Net income (loss)........    292      349      402      575      705   (4,707)   1,155    1,574    1,879    2,283  (15,504)   1,688

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

           Net cash used in operating activities were $6,198,000 and $2,087,000 for the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1995, the funds were used for increased inventories and receivables as a result of increased revenues. In 1995, the cash provided by financing activities resulted primarily from the issuance of 2,700,000 shares of Common Stock at $4.00 per share less offering costs and the issuance of 819,972 shares in connection with the purchase of assets from Ace-North Hills. The majority of cash used in investing activities in 1995 was for the purchase of investments and the majority of cash provided by investing activities in the same period was from the redemption of short-term investments. For the year ended December 31, 1994, the cash provided by financing activities were the result of the exercise of IPO Warrants. Net cash used in investing activities for the year ended December 31, 1995 was $5,565,000 which resulted primarily from the restriction of the Company's cash as security against letters of credit issued by a bank on behalf of the Company.

           Net cash used in operating activities for the year ended December 31, 1996 was $148,000 and $6,198,000 for same period in 1995. The funds were used primarily for increased inventories and receivables as a result of increased revenues. Net cash provided by financing activities for the years ended December 31, 1995 and 1996 were $9,669,000 and $38,882,000. respectively. In 1995, the cash provided by financing activities resulted primarily from the issuance of 2,700,000 shares of Common Stock at $4.00 per share less offering costs and the issuance of 819,972 shares in connection with the purchase of assets from Ace-North Hills. The majority of cash used in investing activities in 1995 was for the purchase of investments and the majority of cash provided by investing activities in the same period was from the redemption of short-term investments. Net cash used in investing activities for the year ended December 31, 1995 was $5,565,000 which resulted primarily from the restriction of the Company's cash as security against letters of credit issued by a bank on behalf of the Company. Net cash used in investing activities for the year ended December 31, 1996 was $26,047,000. Cash provided by financing activities in 1996 was primarily from the private placement of $30,000,000 principal amount of Debentures relating to the Fibronics Acquisition and proceeds from the issuance of Common Stock. The majority of cash used for investing activities during 1996 was for the purchase of the Fibronics Business and net purchases of investments.

           Accounts receivable were $24,296,000 at December 31, 1996 as compared to $10,780,000 at December 31, 1995. The increase in accounts receivable was primarily attributable to the increase in overall sales.

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

           In September 1996, the Company completed a private placement of $30,000,000 principal amount of Debentures. The Debentures were convertible into Common Stock at a discount from the market price at the time of conversion. At April 4, 1997, principal and accrued interest on the Debentures had been paid in full through their conversion into a total of 1,816,159 shares of Common Stock at an average conversion rate of $16.77 per share. As part of the private placement, the Company also issued to the investors three-year warrants to purchase an aggregate of up to 600,000 shares of Common Stock a weighted average exercise price of $26.67 per share.

           In September 1996, the Company completed the Fibronics Acquisition from Elbit. The purchase price for the Fibronics Business was approximately $22,770,000, which was paid using a combination of cash and shares of Common Stock of the Company. Cash in the amount of $12,240,000 was paid at the time of sale and the balance was paid by the delivery of 458,991 shares of Common Stock of the Company. The cash was provided from a portion of the proceeds of the private placement of Debentures. In connection with the 458,991 shares of Common Stock that were originally delivered to Elbit as partial payment of the purchase price, the Company made certain guarantees to Elbit regarding the minimum proceeds Elbit would receive upon resale of the shares. The Company secured such guarantees by delivering to Elbit (i) a letter of credit from a major bank in the amount of approximately $4,301,000 and (ii) an additional 137,305 shares of its Common Stock (the "Security Shares"). In March 1997, MRV and Elbit agreed to amend their agreement (the "March 1997 Amendment") regarding the Common Stock portion of the purchase price paid to Elbit for the Fibronics Business. First, the Company repurchased 184,381 shares, paying Elbit $4,230,000 (approximately $23.00 per share) (plus accrued interest thereon at 0.67% per month from January 1, 1997 through March 13, 1997). Second, with respect to the remaining 274,610 shares (the "Additional Shares"), the Company guaranteed that the Additional Shares can be resold by Elbit for at least $6,300,000 (approximately $23.00 per share), plus interest thereon at 0.67% per month from January 1, 1997 through the date of Elbit's resale. To secure any shortfall, the Company delivered to Elbit pending resale of the Additional Shares a letter of credit from a major bank, expiring on June 15, 1997, in the amount of approximately $6,536,000. Elbit has agreed to sell the Additional Shares in the open market at no less than the prevailing bid price at the time of sale; provided, however, that in no event shall sales of the Additional Shares be at less than $23.00 per share. Elbit must pay to the Company any difference between the amount received upon resale of the Additional Shares and $6,300,000 (plus the accrued interest) and return any unsold Additional Shares to the Company. As part of the March 1997 Amendment, Elbit also returned the Security Shares to the Company.

           In November 1996, the Company completed a private placement of 200,000 shares of Common Stock to Intel Corporation ("Intel") for $4,000,000 ($20.00 per share). As part of the private placement, the Company issued to Intel three-year warrants to purchase up to an additional 500,000 shares of Common Stock at $20.00 per share. Of such warrants, warrants to purchase 200,000 shares of Common Stock are exercisable under certain conditions.

EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES

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

           The Company's sales are currently denominated in U.S. dollars and to date its business has not been significantly affected by currency fluctuations or inflation. However, the Company conducts business in several different countries and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase the Company's expenses. To date, the Company has not hedged against currency exchange risks. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations or as a result of inflation in particular countries where material expenses are incurred.

POST-RETIREMENT BENEFITS

           The Company does not provide post-retirement benefits affected by SFAS 106.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements filed as part of this Report are the following:

                                                                       Page
Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996
  Assets                                                                F-3
  Liabilities and Stockholders' Equity                                  F-4

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1996                           F-5

Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended December 31, 1996                     F-6

Consolidated Statements of Cash Flows for each of the three             F-7 and
  years in the period ended December 31, 1996                           F-8

Notes to Consolidated Financial Statements                              F-9


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MRV Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MRV COMMUNICATIONS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP



Los Angeles, California
February 7, 1997

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (IN THOUSANDS)


                                                             DECEMBER 31,
                                                        1995             1996
                                                      --------         --------
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,951         $ 14,641
  Restricted cash                                        6,272               --
  Short-term investments                                 1,000           17,659
  Accounts receivable, net of allowance of
    $825 in 1995 and $2,468 in 1996                     10,780           24,296
  Inventories                                            8,382           18,238
  Deferred income tax asset                                804            2,660
  Other current assets                                     608            4,377
                                                      --------         --------
           Total current assets                         29,797           81,871
                                                      --------         --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Building                                                  --            1,464
  Machinery and equipment                                1,655            3,941
  Furniture and fixtures                                    66              286
  Computer hardware and software                           795            1,513
  Leasehold improvements                                   102              533
                                                      --------         --------
                                                         2,618            7,737
  Less--Accumulated depreciation and
    amortization                                          (558)          (1,489)
                                                      --------         --------
                                                         2,060            6,248
                                                      --------         --------
OTHER ASSETS:
  Deferred income tax asset                                925            6,036
  Goodwill, net of accumulated
    amortization of $42 in 1995
    and $210 in 1996                                       525            2,788
                                                      --------         --------
                                                         1,450            8,824
                                                      --------         --------
                                                      $ 33,307         $ 96,943
                                                      ========         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                             DECEMBER 31,
                                                        1995             1996
                                                       -------         --------
CURRENT LIABILITIES:
  Current portion of capital
    lease obligations                                  $    33         $    119
  Accounts payable                                       4,342           11,328
  Accrued liabilities                                    1,766            6,389
  Accrued restructuring costs                              422            3,549
  Customer deposit                                          --            1,500
  Income taxes payable                                   1,215            2,013
                                                       -------         --------
          Total current liabilities                      7,778           24,898
                                                       -------         --------
LONG-TERM LIABILITIES:
  Convertible debentures                                    --           17,325
  Capital lease obligations, net of
    current portion                                         34            1,035
  Other long-term liabilities                              237              532
                                                       -------         --------
          Total long-term liabilities                      271           18,892
                                                       -------         --------
COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST                                           --              852

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
    Authorized - 1,000 shares;
      no shares issued or outstanding                       --               --
  Common stock, $0.0034 par value:
    Authorized - 40,000 shares
    Issued and outstanding - 19,049
      shares in 1995 and 21,745
      in 1996                                               63               72
  Capital in excess of par value                        23,491           60,164
  Retained earnings (deficit)                            1,704           (7,950)
  Cumulative translation adjustments                        --               15
                                                       -------         --------
                                                        25,258           52,301
                                                       -------         --------
                                                       $33,307         $ 96,943
                                                       =======         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                   YEAR ENDED DECEMBER 31,
                                             1994            1995            1996
                                           --------        --------        --------
REVENUES, net:                             $ 17,526        $ 39,202        $ 88,815
                                           --------        --------        --------
COSTS AND EXPENSES:
  Cost of goods sold                         10,328          22,608          51,478
  Research and development expenses           2,144           4,044           8,201
  Selling, general and
    administrative expenses                   2,615           6,799          14,025
  Purchased technology in
    progress                                     --           6,211          17,795
  Restructuring costs                            --           1,465           6,974
                                           --------        --------        --------
                                             15,087          41,127          98,473
                                           --------        --------        --------
    Operating income (loss)                   2,439          (1,925)         (9,658)
                                           --------        --------        --------
OTHER INCOME (EXPENSE):
  Interest expense related to
    convertible debentures
    and acquisition                              --              --          (4,357)
  Minority interest                              --              --            (196)
  Interest income                               210             641             702
  Interest expense                               --            (102)           (743)
  Other                                         (48)            115             194
                                           --------        --------        --------
                                                162             654          (4,400)
                                           --------        --------        --------
    Income (loss) before provision
      (benefit) for income taxes              2,601          (1,271)        (14,058)

PROVISION (BENEFIT) FOR INCOME TAXES            983               2          (4,404)
                                           --------        --------        --------
NET INCOME (LOSS)                          $  1,618        $ (1,273)       $ (9,654)
                                           ========        ========        ========
EARNINGS (LOSS) PER COMMON SHARE
  INFORMATION:

    Primary earnings (loss) per
      common share                         $    .13        $   (.07)       $   (.49)
                                           ========        ========        ========
    Fully diluted earnings (loss)
      per common share                     $    .13        $   (.07)       $   (.49)
                                           ========        ========        ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

    Primary                                  12,567          18,377          19,739
                                           ========        ========        ========
    Fully diluted                            12,714          18,377          19,739
                                           ========        ========        ========

The accompanying notes are an integral part of these consolidated statements.

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                       COMMON STOCK       CAPITAL IN    RETAINED    CUMULATIVE
                                    -----------------     EXCESS OF     EARNINGS    TRANSLATION
                                    SHARES     AMOUNT     PAR VALUE     (DEFICIT)   ADJUSTMENTS     TOTAL
                                    ------     ------     ----------    ---------   -----------   --------
BALANCE,
  December 31, 1993                 11,771       $39       $ 4,393       $ 1,359        $         $  5,791

  Exercise of stock
    warrants                         3,440        12         5,485            --         --          5,497

  Net income                            --        --            --         1,618         --          1,618
                                    ------       ---       -------       -------        ---       --------
BALANCE,
  December 31, 1994                 15,211        51         9,878         2,977         --         12,906

  Issuance of common
    stock in connection
    with the secondary
    public offering                  2,700         9         9,346            --         --          9,355

  Issuance of common
    stock in connection
    with the acquisition
    of ACE 400
    Communications, Ltd.               855         2         3,908            --         --          3,910

  Exercise of stock
    warrants and options               283         1           359            --         --            360

  Net loss                              --        --            --        (1,273)        --         (1,273)
                                    ------       ---       -------       -------        ---       --------
BALANCE,
  December 31, 1995                 19,049        63        23,491         1,704         --         25,258

  Issuance of common
    stock in connection
    with the acquisition
    of Fibronics Ltd.                  459         2        10,528            --         --         10,530

  Shares held by trustee
    relating to Fibronics
    acquisition                        137        --            --            --         --             --

  Conversion of
    debentures                         812         2        12,851            --         --         12,853

  Exercise of stock
    warrants and options             1,088         4         4,938            --         --          4,942

  Issuance of common
    stock for cash                     200         1         3,999            --         --          4,000

  Interest expense related
    to convertible debentures
    and acquisition
    (see Note 4)                        --        --         4,357            --         --          4,357

  Translation adjustments -             --        --            --            --         15             15

  Net loss                              --        --            --        (9,654)        --         (9,654)
                                    ------       ---       -------       -------        ---       --------
BALANCE,
  December 31, 1996                 21,745       $72       $60,164       $(7,950)       $15       $ 52,301
                                    ======       ===       =======       =======        ===       ========

The accompanying notes are an integral part of these consolidated statements.

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                  1994           1995            1996
                                                -------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 1,618        $ (1,273)       $ (9,654)
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Depreciation and amortization                  97             305             943
      Provision for losses on accounts
        receivable                                  270             525           1,643
      (Gain) loss on sale of property and
        equipment                                    --              (6)            192
      Realized (gain) loss on investment             48              --            (180)
      Purchased technology in progress               --           5,691          17,795
      Interest related to convertible
        debentures and acquisition                   --              --           4,357
      Amortization of premium (discount)
        on U.S. Treasury notes                        8               8              --
      Minority interests' share of income            --              --             196
      Changes in assets and
        liabilities, net of effects
        from acquisitions:
        Decrease (increase) in:
          Accounts receivable                    (3,417)         (6,859)        (10,937)
          Inventories                            (2,077)         (5,397)         (5,697)
          Deferred income taxes                    (282)         (1,357)         (6,839)
          Other assets                             (618)            166          (3,031)
        Increase (decrease) in:
          Accounts payable                        1,584           1,457           1,912
          Accrued liabilities and
            restructuring                           266             154           6,623
          Income taxes payable                      421             425             798
          Customer deposits                         (18)            (15)          1,500
          Accrued severance pay                      --             (19)            231
          Deferred rent                              13              (3)             --
                                                -------        --------        --------
          Net cash used in operating
            activities                           (2,087)         (6,198)           (148)
                                                -------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (410)         (1,035)         (2,593)
  Proceeds from the sale of property
    and equipment                                    --              14              --
  Purchases of investments                       (1,000)        (22,013)        (45,612)
  Proceeds from sale of investments               1,676          24,741          29,133
  Restricted cash                                    --          (6,272)          6,272
  Cash used in acquisitions, net of
    cash received                                    --          (1,000)        (13,247)
                                                -------        --------        --------
          Net cash provided by
            (used in) investing
            activities                              266          (5,565)        (26,047)
                                                -------        --------        --------

                                                   YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                              1994           1995           1996
                                            -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
    common stock                              5,497          9,715           8,942
  Proceeds from the issuance of
    debentures                                   --             --          30,000
  Principal payments on notes payable           (42)            --              --
  Principal payments on capital
    lease obligations                            --            (78)            (60)
  Loans receivable from officers                 37             32              --
                                            -------        -------        --------
          Net cash provided by
            financing activities              5,492          9,669          38,882
                                            -------        -------        --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                   --             --               3

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        3,671         (2,094)         12,690

CASH AND CASH EQUIVALENTS,
  beginning of year                             374          4,045           1,951
                                            -------        -------        --------
CASH AND CASH EQUIVALENTS,
  end of year                               $ 4,045        $ 1,951        $ 14,641
                                            =======        =======        ========

The accompanying notes are an integral part of these consolidated statements.

                            MRV COMMUNICATIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.    BACKGROUND

      MRV Communications, Inc. (the Company) designs, manufactures, markets and sells high speed network switching and fiber optic transmission systems which enhance the performance of existing data and telecommunications networks. The Company sells two groups of products: (1) computer networking products, primarily Ethernet local area network (LAN) switches, hubs and related equipment, and (2) fiber optic components for the transmission of voice, video and data across enterprise telecommunications and cable TV networks. The Company's networking solutions enhance the functionality of LAN's by reducing network congestion while allowing end users to preserve their investments in pre-existing networks and providing cost-effective migration paths to next generation technologies such as Gigabit Ethernet. The Company markets and sells its products both domestically and internationally.

      In May 1996, the Company acquired 50 percent of the outstanding stock of a company located in Italy and in September 1996, the Company acquired certain assets and the distribution business of a company located in Israel (see Note
3). The results of operations of the acquired businesses since the acquisition dates have been included in the accompanying consolidated financial statements. The following summarized unaudited pro forma financial information for the year ended December 31, 1996 assumes the acquisitions occurred on January 1, 1996 (in thousands, except for per share data):

      Revenues, net                                 $111,000
      Net income                                       1,294
      Earnings per common share                     $    .07
                                                    ========

      Pro forma net income and earnings per common share amounts do not include the purchased technology in progress costs, net of their tax effects, included in the accompanying 1996 Statement of Operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBase Communications, Inc., NBase Communications, Ltd. (Nbase Ltd.), NBase Europe GmbH (Nbase Europe) and NBase Fibronics, Ltd. (Fibronics), and its 50 percent-owned subsidiary, EDSLAN SRL
(EDS). All significant intercompany transactions and accounts have been eliminated.

      FOREIGN CURRENCY TRANSLATION

      The financial statements of NBase Ltd. and Fibronics have been prepared in U.S. dollars as the currency of the primary economic environment in which the operations of these companies are conducted is the U.S. dollar. Thus, the functional currency of these companies is the U.S. dollar.

      Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards NO. 52, and are included in determining net income or loss.

      The financial statements of NBase Europe and EDS have been prepared in the companies' local currencies and have been translated into U.S. dollars. The functional currency for these companies is their local currency.

      Assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders' equity in the accompanying consolidated December 31, 1996 balance sheet.

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

      STOCK-BASED COMPENSATION PLAN

      The Company accounts for its stock based compensation plan (see Note 8) under the provisions of APB Opinion No. 25. The Company has elected to follow the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning January 1, 1995 for employee awards. See Note 8 for disclosure of pro forma loss and loss per common share amounts for the years ended December 31, 1995 and 1996 as required by SFAS 123. The Company has adopted SFAS 123 for all non-employee awards beginning January 1, 1996.

      REVENUE RECOGNITION

      The Company recognizes revenue upon shipment of products.

      The Company's three largest customers together accounted for approximately 13 percent, 14 percent and 12 percent of the Company's revenues in 1994, 1995 and 1996, respectively. There were no customers with a receivable balance greater than 10 percent of total receivables at December 31, 1995 and 1996.

      Sales to countries outside the United States approximated 19 percent, 45 percent and 53 percent of the Company's revenues in 1994, 1995 and 1996, respectively. See Note 9 for sales by geographic areas.

      PURCHASED TECHNOLOGY IN PROGRESS AND RESTRUCTURING COSTS

      In connection with the Company's acquisitions (see Note 3), the Company acquired incomplete research and development (R&D) projects that will be included in the current R&D activities of the Company. For projects that will have no alternative future use to the Company and where technological feasibility had not yet been established, the Company allocated $6,211,000 and $17,795,000 to technology in progress and recorded the expense during the years ended December 31, 1995 and 1996, respectively.

      Also in connection with the Company's acquisitions, during the years ended December 31, 1995 and 1996, the Company recorded $1,465,000 and $6,974,000 as restructuring costs, respectively, which primarily related to the closing of several Company facilities, a reduction of its workforce, elimination of product lines and the settlement of distribution agreements. The reduction of the workforce in 1995 related to 63 employees, of which six were upper management personnel. The reduction of the workforce in 1996 related to 95 employees, of which seven were upper management personnel.

The following summarizes the major restructuring costs for 1995 and 1996 (in thousands):

                                                      1995         1996
                                                     ------       ------
      Accrued termination benefits                   $  221       $1,574
      Accrued legal and consulting                      201          244
      Accrued for closing of facilities                  --          521
      Accrued for settlement of distribution
        agreements                                       --          394
      Accrued for elimination of product lines           --          268
      Other                                              --          548
                                                     ------       ------
            Total accrued costs                         422        3,549
                                                     ------       ------
      Closing of facilities                             179          278
      Settlement of distribution agreements             205          306
      Termination benefits                              427        1,525
      Legal and consulting                               --          157
      Elimination of product lines                       --          482
      Other costs                                       232          677
                                                     ------       ------
            Total cash paid                           1,043        3,425
                                                     ------       ------
                                                     $1,465       $6,974
                                                     ======       ======

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

      RESTRICTED CASH BALANCES

      At December 31, 1995, cash balances included restricted deposits with a bank amounting to $6,272,000, which were given as a security against letters of credit issued by the bank on behalf of the Company (see Note 7). At December 31, 1996, the letters of credit were secured by a portion of the Company's short-term investments (see below).

      SHORT-TERM INVESTMENTS

      The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

      At December 31, 1995 and 1996, short-term investments consisted of U.S. Treasury notes. As defined by the standard, the Company has classified its investments in these debt securities as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 1996. All investments mature by October 1997.

      As noted above, $6,388,000 of the U.S. Treasury notes have been pledged as security against letters of credit issued by a bank on behalf of the Company (see Note 7).

      INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of material, labor and overhead.

      Inventories consisted of the following as of December 31, 1995 and 1996 (in thousands):

                                      1995       1996
                                     ------    -------
      Raw materials                  $4,750    $ 8,295
      Work-in-process                 2,035      3,975
      Finished goods                  1,597      5,968
                                     ------    -------
                                     $8,382    $18,238
                                     ======    =======

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, while significant replacements and betterments are capitalized.

      Depreciation and amortization are provided using the straight-line method based upon the estimated useful lives of the related assets. Useful lives range from three to thirty-three years.

      GOODWILL

      The Goodwill resulted from the Company's acquisitions during 1995 and 1996. It is amortized on a straight-line basis over 8 years.

      CUSTOMER DEPOSIT

      The customer deposit at December 31, 1996 represents an advance payment from a company. The payment has been deferred until the related revenue is earned in 1997.

      WARRANTY

      The Company warrants its products against defects in materials and workmanship for one to three year periods. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

      STATEMENTS OF CASH FLOWS

      Cash paid for income taxes was $834,000 in 1994, $932,000 in 1995 and $1,620,000 in 1996. There was no cash paid for interest in 1994. Cash paid for interest was $102,000 in 1995 and $150,000 in 1996.

      During 1996, the Company acquired property and equipment with a cost of $1,147,000 through a capital lease agreement. Also in 1996, $12,675,000 principal amount of debentures and $178,000 of accrued interest was converted into approximately 812,000 shares of common stock. During 1995, the Company purchased property and equipment with a cost of $100,000 through a capital lease agreement. These non-cash transactions are excluded from the 1995 and 1996 Statements of Cash Flows.

      The 1995 Statement of Cash Flows includes an amount of $5,691,000 that represents the fair value of consideration given and net liabilities assumed for the Company's acquisitions that was allocated to purchased technology in progress. This amount differs from the amount shown on the 1995 Statement of Operations by $520,000, which represents legal, consulting and other costs which were allocated to purchased technology in progress on the Statement of Operations (see Note 3).

      COMMON STOCK SPLITS

      On May 20, 1996, the Company effected a 3 for 2 stock split of its common stock, and on July 29, 1996, the Company effected a 2 for 1 stock split of its common stock. All share amounts set forth in these consolidated financial statements have been retroactively restated to give effect to these stock splits.

      EARNINGS PER COMMON SHARE

      Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock warrants, stock options and convertible debentures) outstanding during the related periods (adjusted retroactively for the common stock splits described in Note 2). The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock warrants and options, less the number of shares assumed purchased with the proceeds available from such exercise. The effect of dilutive common share equivalents is not included in the loss per common share calculations for 1995 and 1996. Fully diluted earnings per share differs from primary earnings per share in 1994.

      RECLASSIFICATIONS

      Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

3.    ACQUISITIONS AND RESTRUCTURING

      On May 1, 1995, the Company acquired certain assets and the distribution business of Galcom Networking, Ltd. (Galcom), a network equipment company located in Israel. The purchase price paid by the Company was approximately $900,000 in cash and the assumption of approximately $1,800,000 in liabilities and debt.

      On June 29, 1995, the Company acquired certain assets and the distribution business of ACE 400 Communications, Ltd. (ACE), a network equipment company located in Israel. The purchase price paid by the Company was $100,000 in cash, the assumption of approximately $467,000 in liabilities and debt, the issuance of 855,000 shares of the Company's common stock (valued at $3,910,000), and extended a right to ACE to sell to the Company up to $400,000 of ACE's inventory.

      Subsequent to the acquisition dates, the Company consolidated operations in Israel and formed a new subsidiary in Israel named NBase Communications, Ltd. Each of the businesses acquired also owned a subsidiary in the United States. These operations were also consolidated and the Company formed a new subsidiary in the United States named NBase Communications, Inc.

      In May 1996, the Company purchased 50 percent of the outstanding stock of EDSLAN SRL, an Italian networking company. The purchase price paid by the Company was approximately $1,050,000. The purchase agreement calls for the Company to receive 80 percent of EDS' profits or losses from the date of acquisition.

      On September 26, 1996, the Company acquired certain assets and the distribution business of Fibronics, Ltd., a computer networking and telecommunications company located primarily in Israel and Germany. On the date of acquisition, Fibronics, Ltd. was a wholly-owned subsidiary of Elbit, Ltd. (Elbit). The purchase price paid by the Company was $22,770,000, of which $12,240,000 was paid in cash and $10,530,000 was paid through the delivery of approximately 459,000 shares of the Company's common stock.

      The Company has guaranteed Elbit that it will realize at least $10,530,000 from the shares of common stock, plus interest thereon at 0.67% per month from January 1, 1997 until such shares are resold. The Company secured the guarantee with a letter of credit from a major bank in the amount of approximately $4,300,000 (see Note 7) and by issuing to a trustee an additional 137,000 shares of common stock. After January 14, 1997, Elbit can, under certain circumstances, elect to cause the Company to repurchase up to approximately 275,000 shares for $6,300,000, plus interest thereon at 0.67% per month from January 1, 1997 through the date of purchase. In March 1997, the agreement was amended (see Note
10).

      Subsequent to the acquisition date, the Company formed a new subsidiary in Israel named NBase Fibronics, Ltd. and a new subsidiary in Germany named NBase Europe GmbH.

      All acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values, as follows (in thousands):

                                                   1995           1996
                                                 -------        --------
      Inventory                                  $   319        $  3,574
      Accounts receivable                             --           2,686
      Property and equipment                         600           1,793
      Other assets                                    --             315
      Current liabilities and debt                (2,267)         (3,962)
                                                 -------        --------
            Net assets acquired or
              liabilities assumed                 (1,348)          4,406

      Cash paid for legal, consulting and
        other costs                                 (395)           (450)
      Accrued legal, consulting and others
        costs                                       (125)           (365)
      Common stock issued to sellers              (3,910)        (10,530)
      Cash paid to sellers                        (1,000)        (13,287)
                                                 -------        --------
            Paid or accrued                       (5,430)        (24,632)

      Allocated to purchased
        technology in progress                     6,211          17,795
                                                 -------        --------
      Goodwill                                   $   567        $  2,431
                                                 =======        ========

      In connection with the acquisition of certain assets from Galcom, the Company issued warrants to Galcom to purchase 225,000 shares of common stock at prices ranging from $4.92 to $7.38 per share. The Company also issued warrants to purchase 75,000 common shares to former employees of Galcom at prices ranging from $4.25 to $4.75 per share, warrants to purchase 990,000 common shares at prices ranging from $4.25 to $4.75 per share to existing employees and consultants, warrants to purchase 45,000 common shares at $4.25 per share to an outside consultant, and warrants to purchase 36,000 common shares at $4.25 per share to a company for design services performed. All of these warrants are exercisable over a five year period.

      In connection with the acquisition of certain assets from ACE, the Company issued warrants to the trustee of ACE to purchase 300,000 common shares at $4.57 per share, and issued warrants to purchase 30,000 shares at $4.67 per share to an ACE employee. All of these warrants are exercisable over a five year period.

4.    CONVERTIBLE DEBENTURES

      In September 1996, the Company completed a private placement of $30,000,000 principal amount of convertible debentures. The proceeds from the private placement were primarily used to finance the Company's 1996 acquisition of certain assets from Fibronics, Ltd. (see Note 3). The debentures bear interest at 5 percent per annum, payable semi-annually, and are convertible into common stock at any time at the option of the holders. A discount from the market price at the time of conversion applies beginning 90 days after the first issuance of debentures. The Company can force conversion under certain circumstances and after certain dates, and the debentures will automatically convert into common stock at maturity if not previously converted. The conversion price is a specified percentage of the prevailing market price of the Company's common stock on the conversion date, which is defined in the debenture agreement as the average of the closing bid price of a share of the Company's stock for the five trading days immediately preceding the conversion date. The conversion price is 85.5 percent of the applicable market price if the debentures are converted during the 30 days beginning December 6, 1996. The conversion price decreases by an additional one percent each 30 days after January 4, 1997 until it reaches a floor of 77.5 percent.

      To give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission ("SEC") at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's convertible subordinated debenture issuance having "beneficial conversion" features, the value of the fixed discount has been reflected in the 1996 financial statements as additional interest expense and such fixed discount has been accreted through the first possible conversion date of the respective issuance.

      As part of the private placement, the Company also issued to the holders three-year warrants to purchase an aggregate of up to 600,000 shares of common stock at an exercise price of $26.67 per share. The fair value of the warrants ($852,000) has been recorded as an increase to stockholders' equity and will be amortized as additional interest expense over the life of the debentures.

      The financial position and results of operations presented in the financial statements for the unaudited quarter ended September 30, 1996 have been restated to give effect to the additional interest expense.

      As of December 31, 1996, $12,675,000 principal amount of debentures, and $178,000 of accrued interest, had been converted into approximately 812,000 shares of common stock at an average conversion rate of $15.83 per share. At December 31, 1996, there was a $17,325,000 principal amount of debentures outstanding and $297,000 of interest was owed to the holders relating to the debentures. This accrued interest is included in "accrued liabilities" on the accompanying December 31, 1996 consolidated balance sheet. In 1996, $4,357,000 was recorded as additional interest expense and as an increase to Stockholders' Equity relating to the "beneficial conversion" feature and the fair value of the warrants.

5.    EQUITY TRANSACTIONS

      SECONDARY PUBLIC OFFERING

      In January 1995, the Company completed a secondary public offering of its common stock. The Company sold 2,700,000 shares at a price of $4.00 per share. The gross and net proceeds of the offering were $10,800,000 and $9,355,000, respectively. In connection with the offering, the Company sold to the representatives of the underwriters three-year warrants to purchase 300,000 shares of common stock at $5.60 per share. The warrants may be exercised beginning in January 1996 and expire in January 1999.

      SALE OF COMMON STOCK

      In November 1996, the Company completed a private placement of 200,000 shares of common stock with a corporation for $4,000,000 ($20.00 per share). As part of the private placement, the Company issued to the corporation three-year warrants to purchase up to an additional 500,000 shares of common stock at $20.00 per share. Of such warrants, warrants to purchase 200,000 shares of common stock are exercisable only under certain circumstances.

      COMMON STOCK PURCHASE WARRANTS

      A summary of warrant activities for 1994, 1995 and 1996 is as follows (number of shares in thousands):

                                        Number            Exercise
                                      of Shares            Prices
                                     ----------       ---------------
      Balance, December 31, 1993          3,712       $  .27 to  1.71

        Issued                               --                    --
        Exercised                        (3,439)        1.67 to  1.71
        Redeemed                             (5)            1.67
                                     ----------       ---------------
      Balance, December 31, 1994            268          .27 to  1.71

        Issued                            2,100         4.25 to  7.38
        Exercised                          (236)         .27 to  1.67
        Redeemed                             --                    --
                                     ----------       ---------------
      Balance, December 31, 1995          2,132          .27 to  7.38

        Issued                            2,106         8.42 to 26.65
        Exercised                          (776)         .27 to  8.42
        Redeemed                             --                    --
                                     ----------       ---------------
      Balance, December 31, 1996          3,462       $  .27 to 26.65
                                     ==========       ===============

      At December 31, 1996, warrants to purchase approximately 3,462,000 shares were outstanding, of which 500 were exercisable at $.27 per share.

6.    INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109).

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

      The components of the net deferred income tax asset at December 31, 1995 and 1996 are as follows (in thousands):

                                               1995           1996
                                             -------        -------
      Allowance for bad debts                $   298        $   777
      Inventory reserve                          141            280
      Warranty reserve                            80            160
      Accrued restructuring costs                213          1,147
      State income taxes                          84            296
      Other, net                                 (12)            --
                                             -------        -------
            Current portion                      804          2,660

      Purchased technology in progress         1,350          6,998
      Valuation reserve                         (425)          (962)
                                             -------        -------
                                                 925          6,036
                                             -------        -------
                                             $ 1,729        $ 8,696
                                             =======        =======

      A full reserve has not been recorded against the asset due to the probability of its recovery. The reserve that has been recorded reflects the Company's estimate of the amount that may not be realized.

      The provision (benefit) for income taxes for the years ended December 31, 1994, 1995 and 1996 is as follows (in thousands):

                                     1994           1995           1996
                                   -------        -------        -------
      Current  - Federal           $ 1,051        $ 1,112        $ 1,692
               - State                 214            247            324
               - Foreign                --             --            547
                                   -------        -------        -------
                                     1,265          1,359          2,563
                                   -------        -------        -------
      Deferred - Federal              (252)          (333)        (5,694)
               - State                 (30)           (99)        (1,022)
               - Foreign                --           (925)          (251)
                                   -------        -------        -------
                                      (282)        (1,357)        (6,967)
                                   -------        -------        -------
      Provision (benefit)for
        income taxes               $   983        $     2        $(4,404)
                                   =======        =======        =======

      Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate based on U.S. pre-tax income for the years ended December 31, 1994, 1995 and 1996 are as follows (in thousands):

                                  1994                  1995                 1996
                            -----------------    -----------------    -----------------
                            Amount    Percent    Amount    Percent    Amount    Percent
                            ------    -------    ------    -------    ------    -------
      Income tax
        provision
        (benefit)
        at statutory
        federal rate        $  884      34.0%    $  889      34.0%   $(4,780)   (34.0)%
      State and
        local income
        taxes, net
        of federal
        income tax
        effect                 159       6.1        160       6.1        563      4.0
      Non-deductible
        interest expense        --        --         --        --      1,542     11.0
      Research and
        development
        credit                (138)     (5.3)      (173)     (6.7)       (374)    (2.7)
      Effect of
        foreign net
        operating loss
        carryforwards           --        --       (925)    (35.4)        --       --
     Foreign taxes at
        rates less than
        domestic taxes          --        --         --        --     (1,925)   (13.7)
     Change in
        valuation reserve       --        --         --        --        537      3.8
     Other items,
        net                     78       3.0         51       2.0         33       .3
                            ------    ------     ------    ------    -------    -----
                            $  983      37.8%    $    2        --%   $(4,404)   (31.3)%
                            ======    ======     ======    ======    =======    =====

      In 1995, NBase Ltd. qualified for a program under which it will be eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. The Company estimates the benefit period will begin in 1997 or 1998.

      The Company does not provide U.S. federal income taxes on the undistributed earnings of its foreign operations. The Company's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

7.    COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company leases its primary facilities in Chatsworth, California from unaffiliated third parties at an annual combined base rent of approximately $240,000 through March 1999. The Company also leases sales office and warehouse space in Maryland, Israel, England, Germany and Italy at a combined annual base rent of approximately $757,000, with lease terms expiring from August 1999 through March 2004.

      The Company leases all of its facilities and certain equipment under noncancelable capital and operating leases. Minimum future obligations under such agreements at December 31, 1996 are as follows (in thousands):

                                            Capital           Operating
                                            Leases             Leases
                                            -------           ---------
            1997                            $   233           $     994
            1998                                213                 772
            1999                                213                 420
            2000                                213                 299
            2001                                205                 104
            Thereafter                          531                 285
                                            -------           ---------
                                              1,608           $   2,874
                                                              =========
            Less--Amount
              representing interest            (454)
                                            -------
                                              1,154
            Less--Current portion              (119)
                                            -------
                                            $ 1,035
                                            =======

      Rent expense under noncancelable operating lease agreements for the years ended December 31, 1994, 1995 and 1996 was $115,000, $405,000 and $684,000,
respectively.

      EMPLOYMENT AGREEMENTS

      In March 1992, the Company entered into three-year employment agreements with three key officers of the Company, which in November 1994 were extended to March 1998. The agreements specify annual salaries of $100,000 to $110,000 for each of the officers, plus annual bonuses to be determined by the Board of Directors.

      ROYALTY COMMITMENT

      As part of the purchase agreements of the Israeli companies referred to in
Note 3, the selling companies' commitments to pay royalties to the State of Israel were assigned to the Company. The commitments arose in consequence of the participation of the Israeli Government in product development through the payment of grants.

      The royalties are payable at a rate of between 1.5 percent and 5.0 percent of the sales proceeds of the products developed up to 150 percent of the amount of the grants received. The balance of the commitment for royalties at December 31, 1996 amounted to approximately $29,000,000.

      LETTER OF CREDIT

      During 1995, the Company, in connection with its acquisitions in Israel (see Note 3), entered into a stand-by letter of credit (LOC) arrangement with a bank in the amount of $4,935,000. As of December 31, 1996, the amount of the LOC was reduced to $750,000. The arrangement expires in 1997. During 1996, the Company entered into an LOC arrangement with a bank in the amount of approximately $4,300,000 in connection with the Company's acquisition of Fibronics. This LOC arrangement also expires in 1997.

      ACCOUNTS RECEIVABLE

      The Company has agreements with several financial institutions to sell its receivables with recourse. In the event of a customer's default, the Company must repurchase the receivable. At December 31, 1996, the Company is contingently liable in the amount of $4,473,497 relating to such receivables sold with recourse. The following is detail of losses resulting from default for 1996 (in thousands):

      Receivables transferred to financial institutions                $14,037
      Receivables returned uncollected                                   1,981
      Receivables subsequently collected by the Company                  1,963
      Receivables to be collected at December 31, 1996                      18

      LITIGATION

      In July 1996, a former employee of the Company filed an action against the Company and three of its executive officers. The complaint seeks compensatory and punitive damages in unspecified amounts for alleged wrongful termination, breach of contract, negligent misrepresentation and fraud. Management believes that the complaint is without merit and intends to vigorously defend the action. In the opinion of management, the lawsuit will not result in a material loss to the Company.

8.    STOCK-BASED COMPENSATION PLAN

      In March 1992, the Board of Directors and stockholders of the Company adopted a stock option plan (the Plan) that provides for the granting of options to purchase up to 1,950,000 shares of common stock, consisting of both incentive stock options and non-qualified options. Incentive stock options are issuable only to employees of the Company and may not be granted at an exercise price less than the fair market value of the common stock on the date the option is granted. Non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees, with an exercise price established by the Board of Directors. All incentive stock options granted as of December 31, 1996 have been granted at prices equal to the fair market value of the common stock on the grant date, and all options granted expire five or ten years from the date of grant. All of the incentive stock options granted become exercisable beginning one year from the date of grant in equal installments over a three year period, while the non-qualified options become fully exercisable beginning six months from the date of the grant. There were no options granted prior to December 31, 1993.

      The Company accounts for this plan and stock warrants issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan and the stock warrants been determined consistent with SFAS 123, the Company's net loss and loss per common share amounts would have been reduced to the following pro forma amounts (net loss amounts are in thousands):

                                                 1995              1996
                                               -------           -------
Net Loss:            As Reported               $(1,273)          $(9,654)
                     Pro Forma                  (2,066)          (11,254)

Loss Per Common
  Share:             As Reported               $ (0.07)          $ (0.49)
                     Pro Forma                   (0.11)            (0.57)

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      A summary of the status of the Company's outstanding stock options at December 31, 1994, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below (shares are in thousands):

                                         1994                      1995                      1996
                                ---------------------     ---------------------     ---------------------
                                            Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                                Shares      Ex. Price     Shares      Ex. Price     Shares      Ex. Price
                                ------      ---------     ------      ---------     ------      ---------
Outstanding at beginning
  of year                           --        $   --         391        $ 2.10       1,156        $ 3.59
Granted                            512          2.00         812          4.07         672         12.45
Exercised                           --            --         (47)         2.11        (312)         3.28
Forfeited                         (121)         1.57          --            --         (41)         5.72
                                 -----        ------      ------        ------      ------        ------
Outstanding at end of year         391        $ 2.10       1,156        $ 3.59       1,475        $ 6.02
                                 -----        ------      ------        ------      ------        ------
Exercisable at end of year          --        $   --          84        $ 2.10         172        $ 3.05
                                 -----        ------      ------        ------      ------        ------
Weighted average fair value
  of options granted                             n/a                    $ 1.74                    $ 4.28
                                                                        ------                    ------

      The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rates of 6.5 percent; no expected dividend yield; expected lives of 4 to 5 years; no expected volatility.

9.    FOREIGN OPERATIONS

      The Company operates principally in four geographic areas: the United States, the European Community, the Pacific Rim and the Middle East. The following is a summary of information by areas as of and for the year ended December 31, 1996 (in thousands):

                                  United       European        Middle        Pacific     All other
                                  States       Community        East           Rim         Areas          Total
                                  -------      ---------      --------       -------     ---------      --------
      Sales to unaffiliated
        customers                 $41,712       $34,256       $  4,593        $6,401       $1,853       $ 88,815
      Income (loss) from
        operations                  6,396         1,602        (17,656)           --           --         (9,658)
      Identifiable assets          67,014        16,192         13,737            --           --         96,943

      Intercompany sales between geographic areas, which have been eliminated from sales to unaffiliated customers and which are accounted for as arms length transactions were as follows (in thousands):

      From the Middle East to the United States                   $4,050
      From the United States to the Middle East                      981
      From the Middle East to the European Community               2,720
      From the United States to the European Community             1,157

10.   SUBSEQUENT EVENTS

      CONVERTIBLE DEBENTURES

      Subsequent to December 31, 1996, $17,325,000 principal amount of debentures, and approximately $283,000 of accrued interest, were converted into approximately 1,004,000 shares of common stock at an average conversion rate of $17.53 per share. Currently, there are no principal amount of debentures outstanding.

      FIBRONICS ACQUISITION

      In March 1997, the Company and Elbit agreed to amend their agreement regarding the common stock portion of the purchase price paid to Elbit for the distribution business of Fibronics, Ltd. (see Note 3). First, the Company repurchased approximately 184,000 shares, paying Elbit $4,230,000 (approximately $23.00 per share) (plus accrued interest thereon at 0.67% per month from January 1, 1997 through March 13, 1997). Second, with respect to the remaining 275,000 shares (the "Additional Shares"), the Company guaranteed that the Additional Shares can be resold by Elbit for at least $6,300,000 (approximately $23.00 per share), plus interest thereon at 0.67% per month from January 1, 1997 through the date of Elbit's resale. To secure any shortfall, the Company delivered to Elbit pending resale of the Additional Shares a letter of credit from a major bank, expiring on June 15, 1997, in the amount of approximately $6,536,000. Elbit has agreed to sell the Additional Shares in the open market at no less than the prevailing bid price at the time of sale; provided, however, that in no event shall sales of the Additional Shares be at less than $23.00 per share. Elbit must pay to the Company any difference between the amount received upon resale of the Additional Shares and $6,300,000 (plus the accrued interest) and return any unsold Additional Shares to the Company. As part of the amended agreement, Elbit also returned the 137,000 shares to the Company.

      401(K) PLAN

      In February 1997, the Company established a 401(k) savings plan (the
Plan) under which all eligible employees may participate. The Plan calls for the Company to make matching contributions to all eligible employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of the Company are as follows:

           NAME             AGE                                   POSITION
           ----             ---                                   --------
Noam Lotan(1)               45     President, Chief Executive Officer and Director
Shlomo Margalit(1)          55     Chairman of the Board of Directors, Chief Technical Officer and
                                   Secretary
Zeev Rav-Noy(1)             49     Chief Operating Officer, Treasurer and Director
Edmund Glazer               36     Vice President of Finance and Administration and Chief Financial
                                   Officer
Khalid (Ken) Ahmad          44     Vice President of Marketing and Sales
Ofer Iny                    28     Vice President of Engineering
Leonard Mautner(2)(3)       79     Director
Milton Rosenberg(2)(3)      74     Director

------------------
(1)   Member of the Executive Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.

           Noam Lotan has been the President, Chief Executive Officer and a Director of the Company since May 1990 and became Chief Financial Officer of the Company in October 1993, in which position he served until June 1995. From March 1987 to January 1990, Mr. Lotan served as Managing Director of Fibronics (UK) Ltd., the United Kingdom subsidiary of Fibronics International Inc. ("Fibronics"), a manufacturer of fiber optic communication networks. The Company purchased the Fibronics Business in September 1996. From January 1985 to March 1987, Mr. Lotan served as a Director of European Operations for Fibronics. Prior to such time, Mr. Lotan held a variety of sales and marketing positions with Fibronics and Hewlett-Packard. Mr. Lotan holds a Bachelor of Science degree in Electrical Engineering from the Technion, the Israel Institute of Technology, and a Masters degree in Business Administration from INSEAD (the European Institute of Business Administration, Fontainebleau, France).

           Dr. Shlomo Margalit, a co-founder of the Company, has been Chairman of the Board of Directors and Chief Technical Officer since the Company's inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc. ("LaserCom"), a manufacturer of semiconductor lasers. From 1982 to 1985, Dr. Margalit served as a Senior Research Associate at the California Institute of Technology ("Caltech"), and from 1976 to 1982, a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the "Israel Defense" prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Masters degree and a Ph.D. in Electrical Engineering from the Technion.

           Dr. Zeev Rav-Noy, a co-founder of the Company, has been its Chief Operating Officer and a Director of the Company since inception and served as its President until May 1990. From May 1985 to July 1988, Dr. Rav-Noy co-founded and served as Vice President of Operations of LaserCom and, from 1982 to 1985, served as a research fellow at Caltech. From 1979 to 1982 Dr. Rav-Noy served as a consultant to a number of companies, including Tadiran Electronic Industries, Inc., an Israeli telecommunication, military, and consumer electronics conglomerate, and the Yeda Research and Development Co. Ltd., a technology exploitation and application company affiliated with the Weizman Institute in Israel. Dr. Rav-Noy holds a Bachelor of Science degree and a Masters degree in physics from Tel Aviv University and a Ph.D. in Applied Physics from the Weizman Institute in Israel.

           Edmund Glazer was appointed Vice President of Finance and Administration and Chief Financial Officer in June 1995. He has been with the Company since October 1994 serving as Operations Manager. In 1993 and 1994, Mr.

Glazer served as a consultant providing document imaging and information systems to clients. From 1986 to 1993, Mr. Glazer served as Vice President of Finance at Concord Electrical Supply, a distributor of electrical and electronic products. From 1984 to 1986, Mr. Glazer worked as a certified public accountant at the accounting firm of Singer, Lewak Greenbaum & Goldstein. From 1981 to 1984, Mr. Glazer worked as an auditor at the accounting firm of Weber, Lipshie & Co. In 1983, Mr. Glazer qualified as a Certified Public Accountant from the State of California. Mr. Glazer holds a Bachelor of Science Degree in Business Administration from the University of Southern California.

           Khalid (Ken) Ahmad has been employed as Vice President of Marketing and Sales since July 1990 and an Executive Officer since May 1992. From April 1990 to July 1990, Mr. Ahmad served as a consultant to the Company. From January 1990 to March 1990, Mr. Ahmad served as a consultant to Welwyn Microcircuits, a British manufacturer, providing market research information on fiber optic technology. From October 1988 to November 1989, Mr. Ahmad served as marketing manager and regional sales manager for STC Components, a manufacturer of optical transmission components. From 1985 to 1988, he served as marketing operations manager for PCO, Inc. a manufacturer of optical transmission devices and data links. From 1977 to 1985, Mr. Ahmad also held a variety of marketing and sales management positions with Canoga Data Systems, a data communications equipment manufacturer, and Deutsch Company, an aerospace manufacturer. Mr. Ahmad holds a Bachelor of Science degree in Biology from California State University at San Bernardino.

           Ofer Iny has been Vice President of Engineering of the Company since May 1994. From January 1993 to May 1994, he served as a consultant to the Company. From September 1991 to January 1993, Mr. Iny was a researcher at Jet Propulsion Laboratory, Microgravity and Microwave Group. From May 1990 to March 1992, Mr. Iny held the position of Senior Engineer at Whittaker Electronic Systems, a manufacturer. Mr. Iny holds a Bachelor of Science degree in Physics from California State University, Northridge, and a Masters degree in Physics from University of California, Los Angeles ("UCLA").

           Leonard Mautner has served as an advisor to the Company since its inception and was elected a Director in March 1992. Mr. Mautner is President of Leonard Mautner Associates, a management consulting company, which he founded in 1973, and in addition, from 1982 to 1988, served as a visiting lecturer at the Anderson School of Management of UCLA. Mr. Mautner is also a Director of two mutual funds, the First Pacific Advisors Perennial Fund and the First Pacific Advisors Paramount Fund. From 1969 to 1979, Mr. Mautner was a General Partner of Goodman & Mautner, Ltd., a venture capital partnership, and President of Goodman & Mautner, Inc., the partnership's investment manager. Mr. Mautner holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

           Milton Rosenberg has been an advisor to the Company since its inception and was elected a Director in March 1992. He is President of M. R. Associates, an investment and consulting company, which he founded in 1978. For the past 15 years, Mr. Rosenberg has been a director of Bell Industries, a New York Stock Exchange company engaged in the distribution of electronics components. Mr. Rosenberg has been a consultant to high technology companies for over 20 years. Mr. Rosenberg holds a Bachelor of Science degree in Electrical Engineering from Drexel University and did graduate course work in Electrical Engineering at Princeton University.

           Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until the next annual meeting and until his successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors, subject to relevant employment agreements. None of the Directors of the Company are related by blood, marriage or adoption to any of the Company's Directors or executive officers.

           Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

           The Company believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater shareholders was duly and timely filed during the year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

           The members of the Board of Directors who are not employees of the Company receive cash compensation of $800 per month and $500 for each Board of Directors' meeting attended, while serving as Directors.

           The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for each of its other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal year ended December 31, 1996:

                                                                                                                LONG-TERM
                                                                        ANNUAL COMPENSATION                    COMPENSATION
                                                           ---------------------------------------------   ---------------
                                                                                                                SECURITIES
                                                                                                                UNDERLYING
                   NAME AND PRINCIPAL POSITIONS              YEAR          SALARY           BONUS               OPTIONS (#)
           --------------------------------------------    ----------  ---------------- ----------------   ---------------
           Noam Lotan                                        1996         $100,000          $     0             30,000
           President and Chief Executive Officer             1995         $100,000          $     0                  0
                                                             1994         $100,000          $     0                  0

           Shlomo Margalit                                   1996         $110,000          $     0                  0
           Chairman of the Board of Directors,               1995         $110,000          $     0                  0
           Chief Technical Officer and Secretary             1994         $110,000          $     0                  0

           Zeev Rav-Noy                                      1996         $110,000          $60,000
           Chief Operating Officer                           1995         $110,000          $60,000                  0
                                                             1994         $110,000          $60,000                  0

           Ken Ahmad                                         1996         $ 90,000          $32,420                  0
           Vice President of Marketing and Sales             1995         $ 90,000          $24,750            150,000
                                                             1994         $ 90,000          $30,000                  0

           Drs. Margalit and Rav-Noy do not hold any options to purchase Common Stock of the Company and none were granted to any of them during 1996. The following table provides certain information regarding stock option grants made to Messrs. Lotan and Ahmad during 1996:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realizable Value at
                                                                                                    Assumed Annual Rates of
                                                                                                  Stock Price Appreciation for
                                                                                                         Option Term(1)
                                                                                               ----------------------------------
                               Number of      Percent of Total
                              Securities           Options
                              Underlying         Granted to           Exercise
                                Options         Employees in           Price           Expiration
          Name                Granted(#)            1996             ($/Sh) (3)           Date             5%                10%
          ----                ----------            ----             ----------           ----             --                ---
       Noam Lotan               30,000            4.5%                  8.42           1/10/2002        $2,924,576        $3,773,193

-----------
(1) The dollar amounts under these columns are the result of calculations assuming the price of Common Stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Options are exercisable in equal annual increments of 1/3 beginning on the anniversary of the grant date.

(3) The exercise price per share of the options granted represented the fair market value of the underlying shares on the date of grant.

           No options were exercised by Mr. Lotan, Dr. Margalit, Dr. Rav-Noy or Mr. Ahmad during 1996. The following table provides certain information concerning unexercised options at December 31, 1996:

                          FISCAL YEAR-END OPTION VALUES

                                NUMBER OF SHARES UNDERLYING                    VALUE OF UNEXERCISED
                                   UNEXERCISED OPTIONS AT                    IN-THE-MONEY OPTIONS AT
                                     DECEMBER 31, 1996                        DECEMBER 31, 1996 (1)
                                     ------------------                       ---------------------


                              Exercisable          Unexercisable           Exercisable          Unexercisable
Noam Lotan                       10,000               20,000                 $133,300             $266,600
Ken Ahmad                       100,000               50,000               $1,812,000             $906,000

-----------
(1) Based on the difference between $21.75 per share (the last sale price of the Common Stock on December 31, 1996 as reported on The Nasdaq National Market) and the respective per share exercise price.

EMPLOYMENT AGREEMENTS

           In March 1992, the Company entered into three-year employment agreements with Mr. Lotan, Dr. Margalit and Dr. Rav-Noy, which in November 1994 were extended to March 1998. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of the Company, Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary, and Dr. Rav-Noy serves as a Chief Operating Officer, Treasurer and a Director. Mr. Lotan, Dr. Margalit and Dr. Rav-Noy receive base annual salaries of $100,000, $110,000 and $110,000, respectively, and each is entitled to receive a bonus determined and payable at the discretion of the Board of Directors upon the recommendation of the Compensation Committee of the Board. Recommendations with respect to bonus levels are based on achievement of specified goals, such as new product introductions, profitability levels, revenue goals, market expansion and other criteria as established by the Compensation Committee.

           Each officer also receives employee benefits, such as vacation, sick pay and insurance, in accordance with the Company's policies which are applicable to all employees. The Company has obtained, and is the beneficiary of, key man life insurance policies in the amount of $1,000,000 on the lives of each of Drs. Margalit and Rav-Noy and Mr. Lotan. All benefits under these policies will be payable to the Company upon the death of an insured. In November 1994, each of Mr. Lotan and Drs. Margalit and Rav-Noy agreed to extend the terms of their respective employment agreement until March 1998.

STOCK OPTION PLAN

           On March 27, 1992, the Board of Directors and stockholders of the Company adopted the Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to 900,000 shares of Common Stock, consisting of both "incentive stock options" within the meaning of
Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. The Board increased the Plan by 900,000 shares in February 1995, which was approved by stockholders in June 1995 and in May 1996 increased the Plan by 150,000 shares, which was approved by stockholders in July 1996.

           Under the Plan, the Compensation Committee has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

           The exercise price per share of Common Stock subject to incentive stock options may not be less than the fair market value of the Common Stock on the date the option is granted. The exercise price per share of Common Stock subject to non-qualified options will be established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plan unless the exercise price is at least 110% of grant. Non-qualified options are not subject to this limitation.

           No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination or until the expiration of such option, whichever occurs first, to exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, options remain exercisable for one year thereafter or until the expiration of such option, whichever occurs first, to the extent they were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

           Stock options under the Plan must be granted within 10 years from the effective date of the Plan. Incentive stock options granted under the Plan cannot be exercised more than 10 years from the date of grant, except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options without making any additional cash investment.

           Any unexercised options that expire or that terminate upon an employee's ceasing to be employed with the Company become available once again for issuance. At April 4, 1997, options for approximately 1,518,000 shares were outstanding under the Plan and approximately 74,000 were reserved thereunder for options available for future grant.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

           The Company's Certificate of Incorporation includes a provision that eliminates or limits the personal financial liability of the Company's directors, except in situations where there has been a breach of the director's duty of loyalty to the Company or its stockholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, liability under Section 174 of the Delaware General Corporation Law ("Section 174") relative to unlawful payment of dividends, stock purchases or redemptions, or any transaction from which the director derived an improper personal benefit. Furthermore, Section 174 eliminates monetary liability for gross negligence in exercising the duty of due care related to the directors' fiduciary duties under state corporate law, however, such section does not eliminate monetary liability of directors under the federal Securities laws. In addition, the Company's Bylaws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against such persons by reason of serving or having served as officers, directors or in other capacities, except that in relation to matters with respect to which such persons shall be determined to be liable for misconduct or negligence in the performance of their duties, the Company's Bylaws provide for indemnification only to the extent that the Company determines that such person acted in good faith and in a manner not opposed to the best interests of the Company. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against the public policy as expressed in the Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 4, 1997, of (i) each person known by the Company to own beneficially 5% or more of the Common Stock,
(ii) each current director of the Company, (iii) each of the Named Executive Officers , and (iv) all current directors and executive officers as a group.

                                                               COMMON STOCK
                                                    -----------------------------------
       NAME AND ADDRESS(1) OF BENEFICIAL
         OWNER(2) OR IDENTITY OF GROUP                   NUMBER              PERCENT
-----------------------------------------------     -----------------     -------------
Shlomo Margalit                                         2,048,930             9.5%
Zeev Rav-Noy                                            1,976,930             9.1%
Noam Lotan(3)                                             975,937             4.5%
Ken Ahmad (4)                                             294,464             1.4%
Leonard Mautner                                            61,850               *
1434 Sixth Street, Suite 10
Santa Monica, CA 90401
Milton Rosenberg (5)                                       52,710               *
10975 Torreyana Road, Suite 304
San Diego, CA 92121
All executive officers and directors                    5,469,821            25.1%
  as a group (8 persons)(6)

----------
           * Less than 1%
(1) Except as otherwise set forth in the table, the address of each of the person listed is c/o MRV Communications, Inc., 8917 Fullbright Avenue, Chatsworth, CA 91311.

(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes 10,000 shares issuable pursuant to stock options exercisable within 60 days from March 25, 1997.

(4) Includes 100,000 shares issuable pursuant to stock options exercisable within 60 days from March 25, 1997.

(5) Includes 24,000 shares issuable pursuant to stock options exercisable within 60 days from March 25, 1997.

(6) Includes 193,000 shares issuable pursuant to stock options exercisable within 60 days from March 25, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        (1)  The financial statements filed as part of this Report are referred to in Item 8 of this Report.

           (2)  Financial Statement Schedules

                The information required by the applicable financial statement schedules has been disclosed in the consolidated financial statements and notes thereto and, accordingly, the schedules have been omitted.

(b) Reports on Form 8-K.

           The Company filed reports on Form 8-K and 8-K/A with the Commission on October 10, 1996 and December 9, 1996, respectively. The Company's Report on Form 8-K (the "8-K") reported Items 2 and 7 and contained the following financial statements:

     Fibronics Ltd. Group, Combined Financial Statements, as of December 31, 1995, including:

          Independent Auditors' Report

          COMBINED FINANCIAL STATEMENTS
               Balance Sheets as of December 31, 1995 and 1994
               Statements of Operations for the years ended December 31, 1995 and 1994
               Statements of Cash Flows for the years ended December 31, 1995 and 1994 Notes to the Combined Financial Statements

           The Company's Report on Form 8-K/A supplemented the 8-K and contained the following financial statements of Fibronics Ltd Group:

          INDEPENDENT AUDITORS' REPORT

          COMBINED FINANCIAL STATEMENTS

               Balance Sheets as of December 31, 1995, 1994 and 1993

               Statements of Operations for the years ended December 31, 1995,
                    1994 and 1993

               Statements of Cash Flows for the years ended December 31, 1995,
                    1994 and 1993

               Notes to the Combined Financial Statements

               Unaudited Combined Balance Sheet at  September 25, 1996

               Unaudited  Statement of Operations Nine Months ended September
                    30, 1996

               Unaudited Statement of Cash Flows Nine Months ended September
                    30, 1996

               Notes to Unaudited Combined Financial Statements
                    and the following Pro Forma Financial Information

          Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1995

          Unaudited Pro Forma Combined Statements of Operations for the Nine Months ended September 30, 1996(c) Exhibits.

The following exhibits are filed as part of this Report:

(c) Exhibits

Exhibit No.                               Description
-----------                               ------------

2.1           Agreement and Plan of Merger by and between MRV Technologies, Inc.
              (a California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

2.2 Certificate of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3a filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

3.2 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996.

3.3 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996.

3.4 Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.1 Form of Underwriter's Warrant issued to Hampshire Securities (incorporated by reference to Exhibit 4f filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-86516)).

10.2 Lease for premises at 8917 Fullbright Avenue, Chatsworth, CA dated August 5, 1991 (incorporated by reference to Exhibit 10a filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.3 Lease for premises at 8943 Fullbright Avenue, Chatsworth, CA dated March 3, 1993 (incorporated by reference to Exhibit 10a(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.4 Key Employee Agreement between the Company and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.5 Letter amending Key Employee Agreement between the Company and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.6 Letter amending Key Employee Agreement between the Company and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.7 Key Employee Agreement between the Company and Zeev Rav-Noy dated March 23, 1992 (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.8 Letter amending Key Employee Agreement between the Company and Zeev Rav-Noy (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.9 Letter amending Key Employee Agreement between the Company and Zeev Rav-Noy (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.10 Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.11 Letter amending Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.12 Form of Letter amending Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.13 Employment Letter between the Company and Khalid (Ken) Ahmad dated August 8, 1990 (incorporated by reference to Exhibit 10b(4) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.14 Form of Warrant issued in connection with Bridge Financing and to certain consultants (incorporated by reference to Exhibit 10c(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.15 License Agreement between the Company and Laser Precision Corporation dated December 13, 1990 (incorporated by reference to
              Exhibit 101(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.16         Form of Distributor Agreement (incorporated by reference to
              Exhibit 10m filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.17 Form of Sales Representative Agreement (incorporated by reference to Exhibit 10n filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.18 Form of Warrant issued to Managerial Resources, Inc. (incorporated by reference to Exhibit 10o filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003))

10.19 Agreement for Sale and Purchase of Assets of ACE dated June 29, 1995 (incorporated by reference to Exhibit No. 2.1 & 2.1a of Registrant's Report on Form 8-K (0-23452) dated June 29, 1995, with respect to the ACE Acquisition).

10.20 Agreement for Purchase of Galcom Assets dated March 21, 1995 (incorporated by reference to Exhibit No. 2.1 and 2.1a of Registrant's Report on Form 8-K (0-23452) dated May 1, 1995, with respect to the Galcom Acquisition).

10.21 MRV Communications Inc. Incentive Plan for Grant of Warrants to Employees Subsidiaries.

10.22 Asset Purchase Agreement dated September 26, 1996 between the Company, Elbit Ltd and certain of its Fibronics subsidiaries (incorporated by reference to Exhibit No. 2.1 of Registrant's Report on Form 8-K (0-23452), dated October 9, 1996 with respect to the Fibronics Acquisition).

10.22.1 First Amendment to Asset Purchase Agreement dated March 13, 1997 between Elbit Ltd. and Registrant.

10.23 Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between the Company and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California.

10.24 Form of Debenture (aggregating $30,000,000 principal amount) issued in private placement completed in September 1996.

10.25 Form of Warrants (aggregating 600,000) issued in private placement completed in September 1996.

10.26 Form of Registration Rights Agreement entered into with investors in private placement completed in September 1996.

10.27 Common Stock Purchase Agreement dated November 26, 1996 between the Company and Intel Corporation.

10.28 Investor Agreement dated November 26, 1996 between the Company and Intel Corporation.

10.29 Warrant to Purchase 300,000 shares of Common Stock in favor of Intel Corporation.

10.30 Warrant to Purchase 100,000 shares of Common Stock in favor of Intel Corporation.

10.31 Warrant to Purchase 100,000 shares of Common Stock in favor of Intel Corporation.

11 Statement regarding computation of per share earnings (not required due to Registrant's net loss for the year covered by this report).

21            Subsidiaries of the Registrant.

23 Consent of Arthur Andersen LLP to incorporation of Report on Financial Statements into Company's Form S-8 (File No. 33- 96458) and Form S-3 (File No. 333-17537).

25            Power of Attorney (contained on Signature Page).

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on April 14, 1997

                                        MRV COMMUNICATIONS, INC.


                                        By: /s/ NOAM LOTAN
                                            ------------------------------------
                                            Noam Lotan, President and
                                            Chief Executive Officer

                                POWER OF ATTORNEY

           KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes an appoints Noam Lotan, Zeev Rav-Noy and Edmund Glazer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Names                                     Title                                                     Date
             -----                                     -----                                                     ----


        /s/ NOAM LOTAN
---------------------------------         President, Chief Executive Officer (Principal
            Noam Lotan                    Executive Officer), and a Director                                 April 14, 1997

        /s/ ZEEV RAV-NOY
---------------------------------         Chief Operating Officer,
            Zeev Rav-Noy                  Treasurer, and a Director                                          April 14, 1997

      /s/ SHLOMO MARGALIT                 Chairman of the Board, Chief Technical
---------------------------------         Officer, Secretary, and a Director
          Shlomo Margalit                                                                                    April 14, 1997

      /s/  EDMUND GLAZER                  Vice President of Finance  and
---------------------------------         Administration, Chief Financial Officer
           Edmund Glazer                  (Principal Financial and Accounting Officer)                       April 14, 1997

     /s/  LEONARD MAUTNER
---------------------------------
          Leonard Mautner                 Director                                                           April 14, 1997

     /s/  MILTON ROSENBERG
---------------------------------
          Milton Rosenberg                Director                                                           April 14, 1997
