Form 10-Q
period 1997-03-31
MRV COMMUNICATIONS INC
filed 1997-05-15
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q






[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act.

         For the transition period from _______________ to ______________

         Commission file number 0-25678
                                -------

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

         As of May 8, 1997 there were 22,779,138 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 1997



                                      INDEX



                                                                                PAGE NUMBER
                                                                                -----------

PART I       FINANCIAL INFORMATION


    Item 1:  Financial Statements:

             Condensed Consolidated Balance Sheets as of March 31, 1997
             (unaudited) and December 31, 1996 (audited)                             3

             Condensed Consolidated Statements of Income (unaudited)
             for the Three Months ended March 31, 1997 and 1996                      4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Three Months ended March 31, 1997 and 1996                      5

             Notes to Condensed Consolidated Financial Statements                    6


    Item 2:  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     7


PART II      OTHER INFORMATION                                                       9

    Item 2:  Changes in Securities.                                                  9

SIGNATURE                                                                           10


---------------
As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its wholly owned consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                     March 31,       December 31,
                                                                        1997             1996
                                                                     ---------       ------------
                                                                    (unaudited)        (audited)
ASSETS

CURRENT ASSETS
            Cash                                                     $   7,158         $ 14,641
            Short-term investments                                      24,544           17,659
            Accounts receivable, net of
               reserves of $2,219 in 1997 and $2,404 in 1996            28,871           24,296
            Inventories                                                 21,007           18,238
            Deferred income taxes                                        2,622            2,660
            Due from Elbit                                               1,332            2,154
            Other current assets                                         2,532            2,223
                                                                     ---------         --------
            Total current assets                                        88,066           81,871

 Property And Equipment- At cost,
            net of depreciation and amortization                         6,208            6,248

 Other Assets:
            Goodwill                                                     2,696            2,788
            Deferred income taxes                                        6,040            6,036
                                                                     ---------         --------

                                                                     $ 103,010         $ 96,943
                                                                     ---------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
            Current maturities of capital lease obligations          $     104         $    119
            Accounts payable                                            16,857           11,328
            Accrued liabilities                                          5,743            6,389
            Accrued restructuring costs                                  2,761            3,549
            Customer Deposits                                              821            1,500
            Income taxes payable                                         2,151            2,013
                                                                     ---------         --------
            Total current liabilities                                   28,437           24,898

 LONG TERM LIABILITIES
           Convertible debentures                                          300           17,325
           Capital lease obligations, net of current portion               939            1,035
           Other long-term liabilities                                     507              532

                                                                     ---------         --------
    Total long term liabilities                                          1,746           18,892
                                                                     ---------         --------

MINORITY INTERESTS                                                         862              852

STOCKHOLDERS' EQUITY:
            Preferred stock, $0.01 par value:
               1,000,000 shares authorized
               no shares outstanding                                        --               --
            Common stock, $.0034 par value:
               40,000,000 shares authorized
               22,748,343 shares outstanding in 1997
               and 21,745,481 shares outstanding in 1996                    78               72
            Additional paid-in capital                                  75,785           60,164
            Accumulated deficit                                         (3,607)          (7,950)
            Cumulative translation adjustments                            (291)              15
                                                                     ---------         --------
            Total stockholders' equity                                  71,965           52,301
                                                                     ---------         --------

                                                                     $ 103,010         $ 96,943
                                                                     =========         ========

                             See accompanying notes

                            MRV COMMUNICATIONS, INC.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                       3 Months Ended
                                                                                  -------------------------
                                                                                  March 31,        March 31,
                                                                                    1997             1996
                                                                                  ---------        --------
REVENUES, net                                                                     $ 35,564         $15,529
                                                                                  --------         -------

COSTS AND EXPENSES:

          Cost of goods sold                                                        20,176           8,989
          Research and development
             expenses                                                                2,748           1,684
          Selling, general and
             administrative expenses                                                 5,775           2,136
                                                                                  --------         -------

          Operating income                                                           6,865           2,720

          Interest expenses related to convertible debenture & acquisition            (408)             --

          Other (expenses) income, net                                                (166)             80

          Provision for income taxes                                                 1,938             921

Minority interests                                                                      10              --
                                                                                  --------         -------

NET INCOME                                                                        $  4,343         $ 1,879
                                                                                  --------         -------


EARNINGS PER SHARE                                                                $   0.18         $  0.09
                                                                                  --------         -------

          WEIGHTED AVERAGE NUMBER
          OF COMMON SHARES AND COMMON SHARES EQUIVALENT OUTSTANDING                 24,795          21,412
                                                                                  --------         -------




                             See accompanying notes

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
--------------------------------------------------------------------------------

                                                                                   3 Months Ended
                                                                             --------------------------
                                                                             March 31,        March 31,
                                                                               1997             1996
                                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                             $ 4,343         $  1,879

Adjustments to reconcile net income
          to net cash provided by (used in) operating activities:
          Depreciation and amortization                                           132               78
          Interest related to convertible debentures and
             acquisition                                                          408
          Minority interests' share of income                                      10               --
            (Increase) decrease in:
                Accounts receivable                                            (4,575)          (2,162)
                Inventories                                                    (2,769)          (1,500)
                Due from Elbit                                                    822               --
                Deferred income taxes                                              34               --
                Other assets                                                     (309)            (292)
            Increase (decrease) in:
                Accounts payable                                                5,529            1,616
                Accrued liabilities                                              (646)            (590)
                Accrued restructuring costs                                      (788)              --
                Income taxes payable                                              138              269
                Customer deposits                                                (679)              --
                Deferred rent                                                      --               (6)
                Other long term liabilities                                       (25)              75
                                                                              -------         --------
               Net cash (used in)
                    operating activities                                        1,840             (633)
                                                                              -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                              (215)            (335)
Restricted cash                                                                    --              558
Purchases of investments                                                      (13,918)            (505)
Redemption of short-term investments                                            7,033               --
                                                                              -------         --------
          Net cash provided by (used in)
               investing activities                                            (7,100)            (282)
                                                                              -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations                                           (111)              --
Repurchase of common stock                                                     (4,230)              --
Net proceeds from issuance of common stock                                      2,118              137
                                                                              -------         --------
          Net cash (used in) provided by
               financing activities                                            (2,223)             137
                                                                              -------         --------
               Net decrease in cash                                            (7,483)            (778)

Cash at beginning of period                                                    14,641            1,951
                                                                              -------         --------

Cash at end of period                                                         $ 7,158         $  1,173
                                                                              -------         --------




                             See accompanying notes.

                            MRV COMMUNICATIONS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          GENERAL

            Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report or Form 10-K for the year ended December 31, 1996.

            In the opinion of management, these interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.          NET EARNINGS PER SHARE

            Net earnings per share are based upon the weighted average number of shares outstanding during each of the periods, including the dilutive effect of common stock equivalents. Weighted average shares outstanding include the common stock equivalents of the convertible debentures, stock options and warrants outstanding during the period and net income for the purpose of calculating earnings per share is consequently adjusted for the interest payable to debenture holders.

3.          PRO FORMA FINANCIAL DATA

            In September 1996, the Company completed a private placement of an aggregate of $30,000,000 principal amount of 5% convertible subordinated debentures due August 6, 1999 (the "Debentures"). Proceeds from this private placement were used to purchase the Fibronics Business. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that increased over the life of the Debentures until it reached a floor. At a meeting of the Emerging Issues Task Force held on March 13, 1997, the staff of the Securities and Exchange Commission ("SEC") announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with a beneficial conversion feature such as that contained in the Debentures. As announced, the SEC requires that a beneficial conversion feature attached to instruments such as the Debentures that are convertible into equity be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and charging it to interest expense. As a result of this position, the Company added a non-recurring, non-cash charge to its results of operations for the quarter ended March 31, 1997 related to the issuance of the Debentures in the amount of $408,000.

            The following unaudited pro forma summary sets forth results of operations excluding the non recurring charges for interest related to convertible debentures and acquisition.

                    Dollars in Thousands                        Three Months
                    Except Per Share Data                          Ended
                         (Unaudited)                           March 31, 1997
                    ---------------------                      --------------
                    Revenues                                    $35,564,000
                    Income before income taxes                  $ 6,689,000
                    Net income                                  $ 4,751,000
                    Earnings per share                          $      0.19

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

--------------------------------------------------------------------------------

                                                             3 Months Ended
                                                          --------------------
                                                          March 31    March 31
                                                            1997       1996
                                                            ----       -----
Revenues, net ...........................................  100.0%      100.0%
Cost of goods sold ......................................   56.7%       57.9%
Gross profit ............................................   43.3%       42.1%
Operating expenses:
    Research and development ............................    7.7%       10.8%
    Selling, general and administrative .................   16.2%       13.8%
Operating income ........................................   19.3%       17.5%
Interest expenses related to convertible debenture &
  acquisition ...........................................    1.1%          -
Other (expenses) income, net ............................   (0.5%)       0.5%
Income before taxes .....................................   18.8%       18.0%
Provision for income taxes ..............................    5.4%        5.9%
Net Income ..............................................   12.2%       12.1%


Revenues

Revenues for the quarter ended March 31, 1997 and 1996 were $35,564,000 and $15,529,000 respectively. The changes represented an increase of $20,035,000 or 129% percent for the quarter ended March 31, 1997 over the quarter ended March 31, 1996. Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 57% percent of revenues for the quarter ended March 31, 1997 as compared to 39% percent of revenues for the quarter ended March 31, 1996. International sales, as a percentage of total revenues, increased mainly as a result of increased sales, marketing and support resources in place in Europe and increased sales to the Pacific Rim region. Sales of networking products represented approximately 75% of total sales during the quarter ended March 31, 1997 compared to approximately 63% for the quarter ended March 31, 1996. The increase in sales of networking products was due primarily to increased sales of the MegaSwitch family of products.


Gross Profit

Gross profit for the quarter ended March 31, 1997 was $15,389,000 compared to $6,540,000 for the quarter ended March 31, 1996. Gross Profit as a percentage of revenues rose from 42.1% during the quarter ended March 31, 1996 to 43.3% during the quarter ended March 31, 1997 as a result of increased sales of higher margin products such as the MegaSwitch family of products as well as lower cost production techniques.


Research and Development

Research and development ("R&D") expenses were $2,748,000 and $1,684,000 and represented 7.7% percent and 10.8% percent respectively of revenues for the quarters ended March 31, 1997 and 1996. The 63% increase in R&D spending during the quarter ended March 31, 1997 over the comparable period in 1996 was attributable to the continued development of the Company's networking and fiber optic products including Ethernet/Fast Ethernet/Gigabit Ethernet switches, Gigahub modules and three-way simultaneous fiber optic transmission modules. Additional costs were also associated with the hiring of additional research and development personnel and consultants. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $5,775,000 for the quarter ended March 31, 1997 from $2,136,000 for the quarter ended March 31, 1996. As a percentage of revenues, SG&A increased from 13.8 percent for the quarter ended March 31, 1996 to 16.2 percent for the quarter ended March 31, 1997. The increase in SG&A expenses is due primarily to substantially increased marketing efforts as well as additional personnel and overhead costs in additional and expanded locations.

Interest Expense Related to Convertible Debentures and Acquisition

To give effect to the accounting treatment announced by the staff of the SEC at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the Company's financial statements at and for the quarter ended March 31, 1997 as additional interest expense and such fixed discount has been accreted through the first possible conversion date of the respective issuance. Similarly, the Company also plans to report additional non-recurring charges of approximately $40,000 for the quarter ending June 30, 1997. The Company will not need to report future charges relating to the issuance of the Debentures beyond the second quarter of 1997 as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

Net Income

Net income increased from $1,879,000 for the quarter ended March 31, 1996 to $4,343,000 for the quarter ended March 31, 1997. Net income increased primarily due to substantially increased sales.


LIQUIDITY AND CAPITAL RESOURCES

In October 1994, the Company received proceeds of approximately $5,497,000 from the issuance of 3,439,430 shares of Common Stock, upon exercise of the same number of warrants that had been issued in the Company's initial public offering of December 1992. In January 1995, the Company received net proceeds of approximately $9,355,000 from the public offering of 2,700,000 shares of Common Stock.

In September 1996, the Company completed a private placement of $30,000,000 principal amount of Debentures. The Debentures were convertible into Common Stock at a discount from the market price at the time of conversion. At April 4, 1997, principal and accrued interest on the Debentures had been paid in full through their conversion into a total of 1,816,159 shares of Common Stock at an average conversion rate of $16.77 per share. As part of the private placement, the Company also issued to the investors three-year warrants to purchase an aggregate of up to 600,000 shares of Common Stock at a weighted average exercise price of $26.67 per share.

In September 1996, the Company completed the Fibronics Acquisition from Elbit. The purchase price for the Fibronics Business was approximately $22,770,000, which was paid using a combination of cash and shares of Common Stock of the Company. Cash in the amount of $12,240,000 was paid at the time of sale and the balance was paid by the delivery of 458,991 shares of Common Stock of the Company. The cash was provided from a portion of the proceeds of the private placement of Debentures. In connection with the 458,991 shares of Common Stock that were originally delivered to Elbit as partial payment of the purchase price, the Company made certain guarantees to Elbit regarding the minimum proceeds Elbit would receive upon resale of the shares. The Company secured such guarantees by delivering to Elbit (i) a letter of credit from a major bank in the amount of approximately $4,301,00 and (ii) an additional 137,305 shares of its Common Stock ( the "Security Shares" ). In March 1997, MRV and Elbit agreed to amend their agreement (the "March 1997 Amendment") regarding the Common Stock portion of the purchase price paid to Elbit for the Fibronics Business. First, the Company repurchased 184,381 shares, paying Elbit $4,230,000 (approximately $23.00 per share) plus accrued interest thereon at 0.67% per month from January 1, 1997 through the date of Elbit's resale. To secure any shortfall, the Company delivered to Elbit pending resale of the Additional Shares a letter of credit from a major bank, expiring on June 15, 1997, in the amount of approximately $6,536,000. Elbit has agreed to sell the Additional Shares in the open market at no less than the prevailing bid price at the time of sale; provided, however, that in no event shall sales of the Additional Shares be at less than $23.00 per share. Elbit must pay to the Company any difference between the amount received upon resale of the Additional Shares and $6,300,000 (plus accrued interest) and return any unsold Additional Shares to the Company. As part of the March 1997 Amendment, Elbit also returned the Security Shares to the Company.

Net cash provided by operating activities for the three months ended March 31, 1997 was $1,840,000. Net cash used in financing activities for the three months ending March 31, 1997 were $2,223,000. The cash used in financing activities was primarily used for repurchase of the Common Stock from Elbit. Net cash used in investing activities for the three months ended March 31, 1997 was $7,100,000. The cash used in investing activities was primarily used to purchase investments U.S. Government securities.

INFLATION

The company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results, or on the prices of raw materials.

                           PART II - OTHER INFORMATION

Item 2.  Change in Securities

         (a)      Not applicable

         (b)      Not applicable

         (c) During August and September 1996, the Company sold an aggregate of $30 million principal amount 5% convertible subordinated debentures due August 6, 1999 (the "Debentures") and warrants to purchase up to 600,000 shares of Common Stock at a weighted average exercise price of $26.67 per share for three years to a total of 14 investors in a private financing, receiving proceeds aggregating $30 million. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that increased over the life of the Debentures until it reached a floor. During the period from January 1, 1997 through March 31, 1997 $17,025,000 principal amount of Debentures and approximately $407,000 of accrued interest were converted into approximately 986,000 shares of Common Stock.

                  The issuance of shares upon conversion of the Debentures were not effected through any broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuance. Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, Regulation D promulgated thereunder or Section 3(a)(9) of the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. All recipients had adequate access to information about the Company. No consideration or other remuneration was paid or given, and no solicitation was made, in connection with the conversion of the Debentures.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1996.

                                       MRV COMMUNICATIONS, INC.



                                       By: /s/ Edmund Glazer
                                           --------------------------
                                           Edmund Glazer
                                           Chief Financial Officer