Form 10-Q
period 1997-06-30
MRV COMMUNICATIONS INC
filed 1997-08-14
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act.

           For the transition period from _______________ to ______________

           Commission file number 0-25678

                            MRV Communications, Inc.
             (Exact name of registrant as specified in its charter)


         Delaware                                             06-1340090
(State of other jurisdiction                                 (IRS Employer
of incorporation or organization)                         identification no.)

8917 Fullbright Ave., Chatsworth, CA                             91311
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


Yes /X/  No / /

As of July 30, 1997, there were 23,533,498 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                             Form 10-Q June 30, 1997

                                      INDEX



                                                                          PAGE NUMBER
                                                                          -----------
PART I   FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 1997
         (unaudited) and December 31, 1996 (audited)                           3

         Condensed Consolidated Statements of Income (unaudited)
         for the Six and Three Months ended June 30, 1997 and 1996             4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Six Months ended June 30, 1997 and 1996                       5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

PART II  OTHER INFORMATION                                                    10

Item 1.  Legal Proceedings.                                                   10

Item 2:  Changes in Securities.                                               10

SIGNATURE                                                                     11


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its wholly owned consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

------------------------------------------------------------------------------------------
                                                                JUNE 30,      DECEMBER 31,
                                                                  1997           1996
                                                              (unaudited)      (audited)
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
        Cash & Cash Equivalents                                 $  6,856        $14,641
        Short-term investments                                    24,981         17,659
        Accounts receivable, net of
                reserves of $2,518 in 1997 and $2,404 in 1996     32,780         24,296
        Inventories                                               21,264         18,238
        Deferred income taxes                                      2,760          2,660
        Other current assets                                       4,008          4,377
------------------------------------------------------------------------------------------
                Total current assets                              92,649         81,871

PROPERTY AND EQUIPMENT - At cost,
        net of depreciation and amortization                       6,071          6,248

OTHER ASSETS:
        Goodwill                                                   2,603          2,788
        Deferred income taxes                                      5,916          6,036
------------------------------------------------------------------------------------------
                                                                $107,239        $96,943
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Current maturities of financing lease obligations       $     56        $   119
        Accounts payable                                          16,249         11,328
        Accrued liabilities                                        4,525          6,389
        Accrued restructuring costs                                2,487          3,549
        Customer deposits                                            474          1,500
        Income taxes payable                                       2,768          2,013
------------------------------------------------------------------------------------------
                Total current liabilities                         26,559         24,898

LONG-TERM LIABILITIES
        Convertible debentures                                      --           17,325
        Capital lease obligations, net of current portion            926          1,035
        Other long-term liabilities                                  663            532
------------------------------------------------------------------------------------------
                Total long term liabilities                        1,589         18,892

MINORITY INTERESTS                                                   922            852

COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION                  --           10,530

SHAREHOLDERS' EQUITY:
        Preferred stock, $0.01 par value:
                no shares outstanding
        Common stock, $0.0033 par value:
                40,000,000 shares authorized and
                23,226,581 shares outstanding in 1997
                and 21,745,481 shares outstanding in 1996             79             70
        Additional paid-in capital                                76,793         49,636
        Retained earnings (Deficit)                                1,602         (7,950)
        Cumulative translation adjustments                          (305)            15
------------------------------------------------------------------------------------------
        Total stockholders' equity                                78,169         41,771
------------------------------------------------------------------------------------------
                                                                $107,239        $96,943
------------------------------------------------------------------------------------------

See accompanying notes

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                Six Months Ended                     Three Months Ended
                                         ------------------------------        -------------------------------
                                          June 30,           June 30,           June 30,            June 30,
                                            1997                1996              1997                1996
                                         (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
---------------------------------------------------------------------------------------------------------------
REVENUES, net                              $75,092            $35,115            $39,528             $19,586
---------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of goods sold                        43,061             20,400             22,885              11,411
  Research and development expenses          5,789              3,676              3,041               1,992
  Selling, general and administrative
    expenses                                12,007              5,095              6,232               2,959
---------------------------------------------------------------------------------------------------------------

  Operating income                          14,235              5,944              7,370               3,224

  Interest expense related to
    convertible debentures and
    acquisition                               (427)                --                (19)                 --

  Other income, net                            119                164                285                  84

  Provision for income taxes                 4,305              1,883              2,367                 962

  Minority interests                            70                 63                 60                  --

---------------------------------------------------------------------------------------------------------------
NET INCOME                                 $ 9,552            $ 4,162            $ 5,209             $ 2,346
---------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:                        $  0.38            $  0.19            $  0.21             $  0.11
---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING:                  24,892             22,047             25,205              22,204
---------------------------------------------------------------------------------------------------------------

PRO FORMA INFORMATION
        (prior to non-recurring charges)

                                         ------------------------------        -------------------------------
                                                Six Months Ended                       Six Months Ended
                                         ------------------------------        -------------------------------
                                           June 30,           June 30,           June 30,           June 30,
                                            1997                1996              1997                1996
                                         (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
                                         ---------------------------------------------------------------------
NET INCOME PRIOR TO NON-RECURRING
  CHARGES NET OF THEIR TAX EFFECTS        $   9,979         $  4,162           $ 5,228             $  2,346

EARNINGS PER SHARE PRIOR TO
  NON-RECURRING CHARGES NET OF
  THEIR TAX EFFECTS                       $    0.40         $   0.19           $  0.21             $   0.11




                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                   Six months ended
                                                                        June 30
                                                                -----------------------
                                                                  1997           1996
                                                                --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               $  9,552        $ 4,162

Adjustments to reconcile net income
        to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                735            263
        Interest related to convertible
                debentures and acquisition                           427           --
        Minority interests' share of income                           70            744
        (Increase) decrease in:
                Accounts receivable                               (8,484)        (8,761)
                Inventories                                       (3,026)        (7,474)
                Deferred income taxes                                 20             18
                Other assets                                         369         (1,297)
        Increase (decrease) in:
                Accounts payable                                   4,921          8,000
                Accrued liabilities                               (1,864)           607
                Accrued restructuring costs                       (1,062)          --
                Income taxes payable                                 755            723
                Customer deposits                                 (1,026)          --
                Deferred rent                                       --               (6)
                Other long term liabilities                          131            133
---------------------------------------------------------------------------------------
                Net cash (used in)
                        operating activities                       1,518         (2,888)
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                 (373)        (2,774)
Purchases of intangible assets                                      --             (407)
Restricted cash                                                     --            4,494
Assumptions of capital lease                                        --            1,083
Purchases of investments                                         (31,178)          --
Redemption of short-term investments                              23,856          1,000
---------------------------------------------------------------------------------------
        Net cash provided by (used in)
                investing activities                              (7,695)         3,396
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of capital lease obligations                              (172)          --
Repurchase of common stock                                        (4,230)          --
Net proceeds from issuance of common stock                         3,114            994
---------------------------------------------------------------------------------------
        Net cash (used in) provided by
                financing activities                              (1,288)           994
---------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
        ON CASH AND CASH EQUIVALENTS                                (320)          --

Net decrease in cash and cash equivalents                         (7,785)         1,502

Cash and cash equivalents at beginning of period                  14,641          1,951
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         6,856          3,453
---------------------------------------------------------------------------------------

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

3.       PRO FORMA FINANCIAL DATA

               In September 1996, the Company completed a private placement of an aggregate of $30,000,000 principal amount of 5% convertible subordinated debentures due August 6, 1999 (the "Debentures"). Proceeds from this private placement were used to purchase the Fibronics Business. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that increased over the life of the Debentures until it reached a floor. At a meeting of the Emerging Issues Task Force held on March 13, 1997, the staff of the Securities and Exchange Commission ("SEC") announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with a beneficial conversion feature such as that contained in the Debentures. As announced, the SEC requires that a beneficial conversion feature attached to instruments such as the Debentures that are convertible into equity be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and charging it to interest expense. As a result of this position, the Company added a non-recurring, non-cash charge to its results of operations for the three and six months ended June 30, 1997 related to the issuance of the Debentures in the amount of $19,100 and $427,000, respectively.

         The following unaudited pro forma summary sets forth results of operations excluding the non-recurring charges for interest related to convertible debentures and acquisition.

                              Dollars in Thousands
                              Except Per Share Data

                                    Six Months Ended    Three Months ended June
                                       June 30, 1997                   30, 1997
                                         (Unaudited)                (Unaudited)
                                             -------                    -------
Revenues                                     $75,092                    $39,528
Income before income taxes                    14,354                      7,655
Net income                                     9,979                      5,228

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

                                          Six Months Ended             Three Months Ended
                                        --------------------          ---------------------
                                       June 30,       June 30,        June 30,        June 30,
                                         1997           1996            1997            1996
                                      (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------
REVENUES, net                          100.0%         100.0%          100.0%          100.0%
------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Cost of goods sold                    57.3%          58.1%           57.9%           58.3%
  Research and development
    expenses                             7.7%          10.5%            7.7%           10.2%
  Selling, general and
    administrative expenses             16.0%          14.5%           15.8%           15.1%
------------------------------------------------------------------------------------------------
  Operating income                      19.0%          16.9%           18.6%           16.5%
  Interest expense related
    to convertible debentures
    and acquisition                     -0.6%           0.0%            0.0%            0.0%
  Other income, net                      0.2%           0.5%            0.7%            0.4%
  Provision for income taxes             5.7%           5.4%            6.0%            4.9%
  Minority interests                     0.1%           0.2%            0.2%            0.0%
------------------------------------------------------------------------------------------------
NET INCOME                              12.7%          11.9%           13.2%           12.0%
------------------------------------------------------------------------------------------------

Revenues

Revenues for the three and six months ended June 30, 1997 were $39,528,000 and $75,092,000, respectively, as compared to revenues for the three and six months ended June 30, 1996 $19,585,000 and $35,115,000, respectively. The changes represented increases of $19,942,000 or 102% for the quarter ended June 30, 1997 over the quarter ended June 30, 1996 and $39,997,000 or 114% for the six months ended June 30, 1997 over the six months ended June 30, 1996. Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 58% and 57% of revenues for the quarter and six months ended June 30, 1997, respectively, as compared to 51% and 46% of revenues for the quarter and six months ended June 30, 1996, respectively. International sales, as a percentage of total revenues, increased mainly as a result of increased sales, marketing and support resources in place in Europe and increased sales to the Pacific Rim region. Sales of networking products represented approximately 75% of total sales during each of the quarter and six months ended June 30, 1997 compared to approximately 67% and 65% for the quarter and six months ended June 30, 1996. The increase in sales of networking products was due primarily to increased sales of the MegaSwitch family of products.

Gross Profit

Gross profit for the quarter and six months ended June 30, 1997 were $16,643,000 and $32,031,000, respectively compared gross profit for the quarter and six months ended June 30, 1996 of $8,174,000 and $14,715,000 for the quarter and six months ended June 30, 1996, respectively. The changes represented increases of $8,469,000 or 104% for the quarter ended June 30, 1997 over the quarter ended June 30, 1996 and $17,316,000 or 118% for the six months ended June 30, 1997 over the six months ended June 30, 1996. Gross Profit as a percentage of revenues increased from 41.7% and 41.9% during the quarter and six months ended June 30, 1996, respectively, to 42.1% and 42.7% during the quarter and six months ended June 30, 1997 as a result of increased sales of higher margin products such as the MegaSwitch family of products as well as lower cost production techniques.

Research and Development

Research and development ("R&D") expenses were $3,041,000 and $1,992,000 and represented 7.7% and 10.2% of revenues for the quarters ended June 30, 1997 and 1996, respectively. R&D expenses were $5,789,000 and $3,676,000 and represented 7.7% and 10.5% of revenues for the six months ended June 30, 1997 and 1996, respectively. In the case of absolute dollars, the 53% and 57% increases in R&D spending during the quarter and six months ended June 30, 1997 over the comparable periods in 1996 were attributable to the continued development of the Company's networking and fiber optic products including Ethernet/Fast Ethernet/Gigabit Ethernet switches, Gigahub modules and three-way simultaneous fiber optic transmission modules. Additional costs were also associated with the hiring of additional research and development personnel and consultants. R&D expenses as a percentage of revenues declined from 10.2% and 10.6% of revenues during the quarter and six months ended June 30, 1996, respectively, to 7.7% for each the quarter and six months ended June 30, 1997. These decreases were primarily caused because the Company's revenues during the periods increased at a faster rate than R&D expenses. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $6,232,000 for the quarter ended June 30, 1997 from $2,959,000 for the quarter ended June 30, 1996. As a percentage of revenues, SG&A increased from 15.1% for the quarter ended June 30, 1996 to 15.8% for the quarter ended June 30, 1997. SG&A expenses increased to $12,007,000 for the six months ended June 30, 1997 from $5,095,000 for the six months ended June 30, 1996. As a percentage of revenues, SG&A increased from 14.5% for the six months ended June 30, 1996 to 16.0% for the six months ended June 30, 1997. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as additional personnel and overhead costs in additional and expanded locations.

Interest Expense Related to Convertible Debentures and Acquisition

To give effect to the accounting treatment announced by the staff of the SEC at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the Company's financial statements at and for the quarter and six months ended June 30, 1997 as additional interest expense and such fixed discount has been accreted through the first possible conversion date of the respective issuance. The Company will not need to report future charges relating to the issuance of the Debentures beyond the quarter and six months ended June 30, 1997 as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

Net Income

Net income increased from $2,346,000 and $4,162,000 for the quarter and six months ended June 30, 1996, respectively, to $5,209,000 and $9,552,000 for the quarter and six months ended June 30, 1997, respectively. Net income increased primarily due to substantially increased sales.

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

In September 1996, the Company completed the Fibronics Acquisition from Elbit. The purchase price for the Fibronics Business was approximately $22,800,000. The purchase price was paid using a combination of cash and shares of Common Stock of the Company. The cash was provided from a portion of the proceeds of the private placement of Debentures. Elbit subsequently resold the shares of Common Stock it received from the Company in the open market.

Net cash provided by operating activities for the six months ended June 30, 1997 was $1,518,000. Net cash used in financing activities for the six months ended June 30, 1997 were $1,288,000. The cash used in financing activities was primarily used for repurchase of the Common Stock from Elbit. Net cash used in investing activities for the six months ended June 30, 1997 was $7,695,000. The cash used in investing activities was primarily used to purchase investments U.S. Government securities.

INFLATION

The company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results, or on the prices of raw materials.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in July 1996, R. Douglas Sherrod, a former employee of the Company who was terminated in August 1994, filed an action in Superior Court of Los Angeles County, California against the Company and three of its executive officers and directors, Mr. Noam Lotan, Dr. Shlomo Margalit and Dr. Zeev Rav-Noy. In July 1997, the parties agreed to settle the lawsuit for, among other things, Mr. Sherrod's agreement to release his claims and dismiss his lawsuit with prejudice. The terms of the settlement for the Company are considered by management not to be material to the Company's financial condition or results of operations.

On December 27, 1996, Datapoint Corporation ("Datapoint") brought an action against the NBase Communications, Inc., a subsidiary of the Company ("NBase") and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combines additional enhanced capability and/or which provides multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

Item 2.  Change in Securities

(a)      Not applicable

(b)      Not applicable

(c) During August and September 1996, the Company sold an aggregate of $30 million principal amount 5% convertible subordinated debentures due August 6, 1999 (the "Debentures") and warrants to purchase up to 600,000 shares of Common Stock at a weighted average exercise price of $26.67 per share for three years to a total of 14 investors in a private financing, receiving proceeds aggregating $30 million. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that increased over the life of the Debentures until it reached a floor. During the period from April 1 to April 4, 1997 the balance of the outstanding $300,000 of the $30 million principal amount of Debentures and accrued interest thereon were converted into 18,159 shares of Common Stock.

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

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 1997.

                               MRV COMMUNICATIONS, INC.



                               By: /s/ EDMUND GLAZIER
                                  ---------------------------------------------
                                                 Edmund Glazer
                                   Vice President of Finance and Administration
                                           and Chief Financial Officer