Form 10-K/A
period 1996-12-31
MRV COMMUNICATIONS INC
filed 1997-08-25
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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


           On December 27, 1996, Datapoint Corporation brought an action against NBase Communications, Inc., a subsidiary of the Company ("NBase") and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combines additional enhanced capability and/or which provides multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.


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


           On December 27, 1996, Datapoint brought an action against NBase and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combines additional enhanced capability and/or which provides multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.


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

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                                             DECEMBER 31,
                                                        1995             1996
                                                       -------         --------
CURRENT LIABILITIES:
  Current portion of capital
    lease obligations                                  $    33         $    119
  Accounts payable                                       4,342           11,328
  Accrued liabilities                                    1,766            6,389
  Accrued restructuring costs                              422            3,549
  Customer deposit                                          --            1,500
  Income taxes payable                                   1,215            2,013
                                                       -------         --------
          Total current liabilities                      7,778           24,898
                                                       -------         --------
LONG-TERM LIABILITIES:
  Convertible debentures                                    --           17,325
  Capital lease obligations, net of
    current portion                                         34            1,035
  Other long-term liabilities                              237              532
                                                       -------         --------
          Total long-term liabilities                      271           18,892
                                                       -------         --------
COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST                                           --              852

COMMON STOCK ISSUED IN CONNECTION
  WITH ACQUISITION (NOTE 3)                                 --           10,530

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
    Authorized - 1,000 shares;
      no shares issued or outstanding                       --               --
  Common stock, $0.0034 par value:
    Authorized - 40,000 shares
    Issued and outstanding - 19,049
      shares in 1995 and 21,286
      in 1996                                               63               70
  Capital in excess of par value                        23,491           49,636
  Retained earnings (deficit)                            1,704           (7,950)
  Cumulative translation adjustments                        --               15
                                                       -------         --------
                                                        25,258           41,771
                                                       -------         --------
                                                       $33,307         $ 96,943
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

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                       COMMON STOCK       CAPITAL IN    RETAINED    CUMULATIVE
                                    -----------------     EXCESS OF     EARNINGS    TRANSLATION
                                    SHARES     AMOUNT     PAR VALUE     (DEFICIT)   ADJUSTMENTS     TOTAL
                                    ------     ------     ----------    ---------   -----------   --------
BALANCE,
  December 31, 1993                 11,771       $39       $ 4,393       $ 1,359        $         $  5,791

  Exercise of stock
    warrants                         3,440        12         5,485            --         --          5,497

  Net income                            --        --            --         1,618         --          1,618
                                    ------       ---       -------       -------        ---       --------
BALANCE,
  December 31, 1994                 15,211        51         9,878         2,977         --         12,906

  Issuance of common
    stock in connection
    with the secondary
    public offering                  2,700         9         9,346            --         --          9,355

  Issuance of common
    stock in connection
    with the acquisition
    of ACE 400
    Communications, Ltd.               855         2         3,908            --         --          3,910

  Exercise of stock
    warrants and options               283         1           359            --         --            360

  Net loss                              --        --            --        (1,273)        --         (1,273)
                                    ------       ---       -------       -------        ---       --------
BALANCE,
  December 31, 1995                 19,049        63        23,491         1,704         --         25,258

  Shares held by trustee
    relating to Fibronics
    acquisition                        137        --            --            --         --             --

  Conversion of
    debentures                         812         2        12,851            --         --         12,853

  Exercise of stock
    warrants and options             1,088         4         4,938            --         --          4,942

  Issuance of common
    stock for cash                     200         1         3,999            --         --          4,000

  Interest expense related
    to convertible debentures
    and acquisition
    (see Note 4)                        --        --         4,357            --         --          4,357

  Translation adjustments -             --        --            --            --         15             15

  Net loss                              --        --            --        (9,654)        --         (9,654)
                                    ------       ---       -------       -------        ---       --------
BALANCE,
  December 31, 1996                 21,286       $70       $49,636       $(7,950)       $15       $ 41,771
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


      Due to the guarantee relating to the common shares issued to Elbit, the 459,000 shares and the value of the shares ($10,530,000) has been shown on the December 31, 1996 balance sheet outside of stockholder's equity. The shares and the value of the shares will be reclassified outside of stockholder's equity until contingencies relating to the shares have been resolved.


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


        On December 27, 1996, Datapoint Corporation brought an action against the NBase Communications, Inc., a subsidiary of the Company ("NBase") and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combines additional enhanced capability and/or which provides multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptiec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.



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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        (1)  The financial statements filed as part of this Report are referred to in Item 8 of this Report.

           (2)  Financial Statement Schedules


Schedule No.            Description of Schedule                         Page No.
-----------             -----------------------                         -------
    II                  Valuation and Qualifying Accounts                   37
                        Report of Independent Account on Schedule           38

All other schedules are omitted since they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.


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

               Unaudited Statement of Cash Flows Nine Months ended September
                    30, 1996

               Notes to Unaudited Combined Financial Statements
                    and the following Pro Forma Financial Information

          Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1995

          Unaudited Pro Forma Combined Statements of Operations for the Nine Months ended September 30, 1996(c) Exhibits.

                            MRV COMMUNICATIONS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

                                 (IN THOUSANDS)

                           BALANCE
                              AT        ADDITIONS                       BALANCE
                          BEGINNING    CHARGED TO                       AT END
   DESCRIPTION             OF YEAR       INCOME       DEDUCTIONS*       OF YEAR
   -----------            ---------    ----------     -----------       -------
Allowance for
 doubtful receivables

     1996                   823          1,643              -            2,468

     1995                   300            525              -              825

     1994                   100            270            (70)             300


* Represents accounts written off against the allowance, net of recoveries.

                       REPORT OF INDEPENDENT ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of MRV Communications, Inc. and subsidiaries included in this registration statement and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts, is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP



Los Angeles, California
February 7, 1997

The following exhibits are filed as part of this Report:

(c) Exhibits

Exhibit No.                               Description
-----------                               ------------


2.1*          Agreement and Plan of Merger by and between MRV Technologies, Inc.
              (a California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

2.2* Certificate of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

3.1* Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3a filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

3.2* Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996.

3.3* Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996.

3.4* Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.1* Form of Underwriter's Warrant issued to Hampshire Securities (incorporated by reference to Exhibit 4f filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-86516)).

10.2* Lease for premises at 8917 Fullbright Avenue, Chatsworth, CA dated August 5, 1991 (incorporated by reference to Exhibit 10a filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.3* Lease for premises at 8943 Fullbright Avenue, Chatsworth, CA dated March 3, 1993 (incorporated by reference to Exhibit 10a(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.4* Key Employee Agreement between the Company and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.5* Letter amending Key Employee Agreement between the Company and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.6* Letter amending Key Employee Agreement between the Company and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.7* Key Employee Agreement between the Company and Zeev Rav-Noy dated March 23, 1992 (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.8* Letter amending Key Employee Agreement between the Company and Zeev Rav-Noy (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.9* Letter amending Key Employee Agreement between the Company and Zeev Rav-Noy (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.10* Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.11* Letter amending Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.12* Form of Letter amending Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.13* Employment Letter between the Company and Khalid (Ken) Ahmad dated August 8, 1990 (incorporated by reference to Exhibit 10b(4) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.14* Form of Warrant issued in connection with Bridge Financing and to certain consultants (incorporated by reference to Exhibit 10c(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.15* License Agreement between the Company and Laser Precision Corporation dated December 13, 1990 (incorporated by reference to
              Exhibit 101(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.16*        Form of Distributor Agreement (incorporated by reference to
              Exhibit 10m filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.17* Form of Sales Representative Agreement (incorporated by reference to Exhibit 10n filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.18* Form of Warrant issued to Managerial Resources, Inc. (incorporated by reference to Exhibit 10o filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003))

10.19* Agreement for Sale and Purchase of Assets of ACE dated June 29, 1995 (incorporated by reference to Exhibit No. 2.1 & 2.1a of Registrant's Report on Form 8-K (0-23452) dated June 29, 1995, with respect to the ACE Acquisition).

10.20* Agreement for Purchase of Galcom Assets dated March 21, 1995 (incorporated by reference to Exhibit No. 2.1 and 2.1a of Registrant's Report on Form 8-K (0-23452) dated May 1, 1995, with respect to the Galcom Acquisition).

10.21* MRV Communications Inc. Incentive Plan for Grant of Warrants to Employees Subsidiaries.

10.22* Asset Purchase Agreement dated September 26, 1996 between the Company, Elbit Ltd and certain of its Fibronics subsidiaries (incorporated by reference to Exhibit No. 2.1 of Registrant's Report on Form 8-K (0-23452), dated October 9, 1996 with respect to the Fibronics Acquisition).

10.22.1* First Amendment to Asset Purchase Agreement dated March 13, 1997 between Elbit Ltd. and Registrant.

10.23* Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between the Company and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California.

10.24* Form of Debenture (aggregating $30,000,000 principal amount) issued in private placement completed in September 1996.

10.25* Form of Warrants (aggregating 600,000) issued in private placement completed in September 1996.

10.26* Form of Registration Rights Agreement entered into with investors in private placement completed in September 1996.

10.27* Common Stock Purchase Agreement dated November 26, 1996 between the Company and Intel Corporation.

10.28* Investor Agreement dated November 26, 1996 between the Company and Intel Corporation.

10.29* Warrant to Purchase 300,000 shares of Common Stock in favor of Intel Corporation.

10.30* Warrant to Purchase 100,000 shares of Common Stock in favor of Intel Corporation.

10.31* Warrant to Purchase 100,000 shares of Common Stock in favor of Intel Corporation.

11**          Statement regarding computation of per share earnings.

21*           Subsidiaries of the Registrant.

23** Consent of Arthur Andersen LLP to incorporation of Reports on Financial Statements into Company's Registration Statements.

25*           Power of Attorney.
-------------
*  Previously filed
** Filed herewith

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on August 25, 1997


                                    MRV COMMUNICATIONS, INC.



                                    By: /s/ EDMUND GLAZER
                                        ------------------------------------
                                        Edmund Glazer,
                                        Vice President of Finance and
                                        Administration, Chief Financial Officer





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

             Names                                     Title                                                     Date
             -----                                     -----                                                     ----


                *
---------------------------------         President, Chief Executive Officer (Principal
            Noam Lotan                    Executive Officer), and a Director                                 August 25, 1997

                *
---------------------------------         Chief Operating Officer,
            Zeev Rav-Noy                  Treasurer, and a Director                                          August 25, 1997

                *                         Chairman of the Board, Chief Technical
---------------------------------         Officer, Secretary, and a Director
          Shlomo Margalit                                                                                    August 25, 1997

      /s/  EDMUND GLAZER                  Vice President of Finance and
---------------------------------         Administration, Chief Financial Officer
           Edmund Glazer                  (Principal Financial and Accounting Officer)                       August 25, 1997

                *
---------------------------------
          Leonard Mautner                 Director                                                           August 25, 1997

                *
---------------------------------
          Milton Rosenberg                Director                                                           August 25, 1997



---------------------------------         Director                                                           August 25, 1997
          Igal Shidlovsky


*By   /s/ EDMUND GLAZER
   ------------------------------
          Edmund Glazer
        Attorney In Fact
