Form 10-Q/A
period 1997-03-31
MRV COMMUNICATIONS INC
filed 1997-08-25
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (Amendment No. 1)



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

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                     March 31,       December 31,
                                                                        1997             1996
                                                                     ---------       ------------
                                                                    (unaudited)        (audited)
ASSETS

CURRENT ASSETS
            Cash                                                     $   7,158         $ 14,641
            Short-term investments                                      24,544           17,659
            Accounts receivable, net of
               reserves of $2,219 in 1997 and $2,404 in 1996            28,871           24,296
            Inventories                                                 21,007           18,238
            Deferred income taxes                                        2,622            2,660
            Due from Elbit                                               1,332            2,154
            Other current assets                                         2,532            2,223
                                                                     ---------         --------
            Total current assets                                        88,066           81,871

 Property And Equipment- At cost,
            net of depreciation and amortization                         6,208            6,248

 Other Assets:
            Goodwill                                                     2,696            2,788
            Deferred income taxes                                        6,040            6,036
                                                                     ---------         --------

                                                                     $ 103,010         $ 96,943
                                                                     ---------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
            Current maturities of capital lease obligations          $     104         $    119
            Accounts payable                                            16,857           11,328
            Accrued liabilities                                          5,743            6,389
            Accrued restructuring costs                                  2,761            3,549
            Customer Deposits                                              821            1,500
            Income taxes payable                                         2,151            2,013
                                                                     ---------         --------
            Total current liabilities                                   28,437           24,898

 LONG TERM LIABILITIES
           Convertible debentures                                          300           17,325
           Capital lease obligations, net of current portion               939            1,035
           Other long-term liabilities                                     507              532

                                                                     ---------         --------
    Total long term liabilities                                          1,746           18,892
                                                                     ---------         --------

MINORITY INTERESTS                                                         862              852

COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITION                       6,300           10,530

STOCKHOLDERS' EQUITY:
            Preferred stock, $0.01 par value:
               1,000,000 shares authorized
               no shares outstanding                                        --               --
            Common stock, $.0034 par value:
               40,000,000 shares authorized
               22,473,733 shares outstanding in 1997
               and 21,286,490 shares outstanding in 1996                    76               70
            Additional paid-in capital                                  69,487           49,636
            Accumulated deficit                                         (3,607)          (7,950)
            Cumulative translation adjustments                            (291)              15
                                                                     ---------         --------
            Total stockholders' equity                                  65,665           41,771
                                                                     ---------         --------

                                                                     $ 103,010         $ 96,943
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


In September 1996, the Company completed the Fibronics Acquisition from Elbit. The purchase price for the Fibronics Business was approximately $22,770,000, which was paid using a combination of cash and shares of Common Stock of the Company. Cash in the amount of $12,240,000 was paid at the time of sale and the balance was paid by the delivery of 458,991 shares of Common Stock of the Company. The cash was provided from a portion of the proceeds of the private placement of Debentures. In connection with the 458,991 shares of Common Stock that were originally delivered to Elbit as partial payment of the purchase price, the Company made certain guarantees to Elbit regarding the minimum proceeds Elbit would receive upon resale of the shares. The Company secured such guarantees by delivering to Elbit (i) a letter of credit from a major bank in the amount of approximately $4,301,00 and (ii) an additional 137,305 shares of its Common Stock ( the "Security Shares" ). In March 1997, MRV and Elbit agreed to amend their agreement (the "March 1997 Amendment") regarding the Common Stock portion of the purchase price paid to Elbit for the Fibronics Business. First, the Company repurchased 184,381 shares, paying Elbit $4,230,000 (approximately $23.00 per share) plus accrued interest thereon at 0.67% per month from January 1, 1997 through the date of Elbit's resale. To secure any shortfall, the Company delivered to Elbit pending resale of the Additional Shares a letter of credit from a major bank, expiring on June 15, 1997, in the amount of approximately $6,536,000. Elbit has agreed to sell the Additional Shares in the open market at no less than the prevailing bid price at the time of sale; provided, however, that in no event shall sales of the Additional Shares be at less than $23.00 per share. Elbit must pay to the Company any difference between the amount received upon resale of the Additional Shares and $6,300,000 (plus accrued interest) and return any unsold Additional Shares to the Company. As part of the March 1997 Amendment, Elbit also returned the Security Shares to the Company. Due to the contingency relating to the Additional Shares, the remaining 274,610 Additional Shares and the $6,300,000 has been shown on the March 31, 1997 Balance Sheet outside of stockholders' equity (until the contingency is resolved). This accounting treatment is consistent with the accounting relating to these shares as of December 31, 1996.

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

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 25, 1997.


                                       MRV COMMUNICATIONS, INC.



                                       By: /s/ Edmund Glazer
                                           --------------------------
                                           Edmund Glazer
                                           Chief Financial Officer