Form 10-Q
period 1997-09-30
MRV COMMUNICATIONS INC
filed 1997-11-14
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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


Yes [X]  No [ ]

As of October 22, 1997, there were 26,563,802 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                          Form 10-Q September 30, 1997

                                      INDEX

                                                                               PAGE NUMBER
                                                                               -----------
PART I       FINANCIAL INFORMATION

Item 1:      Financial Statements:

             Condensed Consolidated Balance Sheets as of September 30, 1997
             (unaudited) and December 31, 1996 (audited)                             3

             Condensed Consolidated Statements of Operations (unaudited)
             for the Nine and Three Months ended September 30, 1997 and 1996         4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Nine Months ended September 30, 1997 and 1996                   5

             Notes to Condensed Consolidated Financial Statements                    6

Item 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     7

SIGNATURE                                                                           11


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its wholly owned consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

-------------------------------------------------------------------------------------------------
                                                                  September 30,    December 31,
                                                                      1997             1996
                                                                   (unaudited)      (audited)
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
           Cash & Cash Equivalents                                  $  10,109       $ 14,641
           Short-term investments                                      46,767         17,659
           Accounts receivable, net of
                 reserves of $2,534 in 1997 and $2,404 in 1996         35,111         24,296
           Inventories                                                 23,972         18,238
           Deferred income taxes                                        2,832          2,660
           Other current assets                                         3,777          4,377
-------------------------------------------------------------------------------------------------
                Total current assets                                  122,568         81,871

PROPERTY AND EQUIPMENT - At cost,
           net of depreciation and amortization                         6,099          6,248

OTHER ASSETS:
           Goodwill                                                     2,510          2,788
           Investments                                                 73,024           --
           Deferred income taxes                                        4,284          6,036

OTHER                                                                      21           --
-------------------------------------------------------------------------------------------------
                                                                    $ 208,506       $ 96,943
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Current maturities of capital lease obligations          $      36       $    119
           Accounts payable                                            17,058         11,328
           Accrued liabilities                                          6,440          6,389
           Accrued restructuring costs                                    253          3,549
           Customer Deposits                                              176          1,500
           Income taxes payable                                         2,027          2,013
-------------------------------------------------------------------------------------------------

                Total current liabilities                              25,990         24,898


LONG-TERM LIABILITIES
           Convertible debentures                                        --           17,325
           Capital lease obligations, net of current portion              901          1,035
           Other long-term liabilities                                    744            532
-------------------------------------------------------------------------------------------------

                Total long term liabilities                             1,645         18,892

MINORITY INTERESTS                                                        937            852

STOCKHOLDERS' EQUITY:
           Preferred stock, $0.01 par value:
                 no shares outstanding                                   --             --
           Common stock, $0.0033 par value:
                 40,000,000 shares authorized and
                 26,222,109 shares outstanding in 1997
                 and 21,745,481 shares outstanding in 1996                 87             72
           Additional paid-in capital                                 172,579         60,164
           Retained earnings (Deficit)                                  7,524         (7,950)
           Cumulative translation adjustments                            (256)            15
-------------------------------------------------------------------------------------------------
           Total stockholders' equity                                 179,934         52,301
-------------------------------------------------------------------------------------------------
                                                                    $ 208,506       $ 96,943
-------------------------------------------------------------------------------------------------


                             See accompanying notes.

                            MRV COMMUNICATIONS, INC.



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

                                                       Nine Months Ended                  Three Months Ended
                                                  -------------------------------   --------------------------------
                                                 September 30,      September 30,   September 30,     September 30,
                                                     1997             1996              1997              1996
                                                  (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------------------------
REVENUES, net                                     $   117,071      $     57,779       $    41,979      $     22,664
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Cost of goods sold                                66,866            33,682            23,805            13,282
     Research and development
        expenses                                        9,094             5,787             3,305             2,111
     Selling, general and
        administrative expenses                        18,745             8,808             6,738             3,713
     Purchased technology in progress                    --              17,795              --              17,795
     Restructuring costs                                 --               6,974              --               6,974
--------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                           22,366           (15,267)            8,131           (21,211)

     Interest expense related to convertible
        debentures and acquistion                         427             2,236              --               2,236

     Other income, net                                    460               296               341               132

     Provision (credit) for
        income taxes                                    6,840            (5,982)            2,535            (7,865)

     Minority interests                                    85               117                15                54
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $    15,474      $    (11,342)      $     5,922      $    (15,504)
--------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE:                        $      0.62      $      (0.59)      $      0.23      $      (0.79)
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES AND COMMON SHARE
     EQUIVALENTS OUTSTANDING:                      25,049,905        19,312,171        25,901,567        19,686,685
--------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


                                                                 Nine months ended
                                                                   September 30,
                                                             ----------------------------
                                                                1997           1996
                                                             ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                            $  15,474       $(11,342)

Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                             1,167            493
       Purchased technology in progress                           --           17,795
       Interest related to convertible
            debentures and acquisition                             427          2,236
       Provision for losses on accounts receivable                 130            822
       Minority interest in subsidiary                              85            117
       Change in assets and liabilities:
       (Decrease) increase in:
            Accounts receivable                                (10,945)        (8,012)
            Inventories                                         (5,734)        (4,735)
            Deferred income taxes                                1,580         (7,977)
            Other assets                                           579         (1,932)
       Increase (decrease) in:
            Accounts payable                                     5,730          1,257
            Accrued liabilities and restructuring costs         (3,245)         6,546
            Income taxes payable                                    14            339
            Customer deposits                                   (1,324)          --
            Deferred rent                                         --               (8)
----------------------------------------------------------------------------------------
       Net cash provided by (used in)
            operating activities                                 3,938         (4,401)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                               (740)        (2,494)
Purchases of investments                                      (131,044)       (21,449)
Redemption of investments                                       28,912         10,749
Restricted cash                                                   --            1,202
Net cash used in acquisitions                                     --          (13,282)
----------------------------------------------------------------------------------------
       Net cash used in investing activities                  (102,872)       (25,274)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock                      98,908          3,744
Proceeds from issuance of convertible debentures                  --           30,000
Repurchase of common stock                                      (4,230)          --
Repayment of capital lease obligation                             (217)          --
Other long-term liabilities                                        212            115
----------------------------------------------------------------------------------------
       Net cash provided by financing activities                94,673         33,859
----------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
       ON CASH AND CASH EQUIVALENTS                               (271)            41

Net (decrease) increase in cash and cash equivalents            (4,532)         4,225

Cash and cash equivalents at beginning of period                14,641          1,951
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $  10,109       $  6,176
----------------------------------------------------------------------------------------


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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

                                        Nine Months Ended       Three Months Ended
                                      September  September    September   September
                                         30,         30,         30,         30,
                                        1997        1996        1997        1996
                                    (Unaudited)  (Unaudited) (Unaudited) (Unaudited)
REVENUES, net                          100.0%      100.0%       100.0%      100.0%
                                       -----       -----        -----       -----
COSTS AND EXPENSES:
     Cost of goods sold                 57.1        58.3         56.7        58.6
     Research and development
        expenses                         7.8        10.0          7.9         9.3
     Selling, general and
        administrative expenses         16.0        15.2         16.1        16.4
     Purchased technology in
       progress                          0.0        30.8          0.0        78.5
     Restructuring costs                 0.0        12.1          0.0        30.8
     Other income, net                   0.4         0.5          0.8         0.6
     Provision (credit) for
        income taxes                     5.8       (10.4)         6.0       (34.7)
     Minority interests                  0.1         0.2          0.0        (0.2)
                                       -----       -----        -----       -----
NET INCOME                              13.2%      (19.6)%       14.1%      (68.4)%
                                       -----       -----        -----       -----



Revenues

Revenues for the three and nine months ended September 30, 1997 were $41,979,000 and $117,071,000, respectively, as compared to revenues for the three and nine months ended September 30, 1996 of $22,664,000 and $57,779,000, respectively. The changes represented increases of $19,315,000 or 85% for the quarter ended September 30, 1997 over the quarter ended September 30, 1996 and $59,292,000 or 103% for the nine months ended September 30, 1997 over the nine months ended September 30, 1996. Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 58% of revenues for the quarter and nine months ended September 30, 1997, as compared to 56% and 50% of revenues for the quarter and nine months ended September 30, 1996, respectively. International sales, as a percentage of total revenues, increased mainly as a result of increased sales, marketing and support resources in place in Europe and increased sales to the Pacific Rim region. Sales of networking products represented approximately 76% and 75% of total sales during the quarter and nine months ended September 30, 1997, respectively, compared to approximately 70% and 67% for the quarter and nine months ended September 30, 1996.

Gross Profit

Gross profit for the quarter and nine months ended September 30, 1997 were $18,174,000 and $50,205,000, respectively, compared to gross profit for the quarter and nine months ended September 30, 1996 of $9,382,000 and $24,097,000 for the quarter and nine months ended September 30, 1996, respectively. The changes represented increases of $8,792,000 or 93.7% for the quarter ended September 30, 1997 over the quarter ended September 30, 1996 and $26,108,000 or 108% for the nine months ended September 30, 1997 over the nine months ended September 30, 1996. Gross Profit as a percentage of revenues increased from 41.4% and 41.7% during the quarter and nine months ended September 30, 1996, respectively, to 43.3% and 42.9% during the quarter and nine months ended September 30, 1997 as a result of increased sales of higher margin products such as the MegaSwitch family of products as well as lower cost production techniques.

Research and Development

Research and development ("R&D") expenses were $3,305,000 and $2,111,000 and represented 7.9% and 9.3% of revenues for the quarters ended September 30, 1997 and 1996, respectively. R&D expenses were $9,094,000 and $5,787,000 and represented 7.8% and 10.0% of revenues for the nine months ended September 30, 1997 and 1996, respectively. In the case of absolute dollars, the 57% increases in R&D spending during the quarter and nine months ended September 30, 1997 over the comparable periods in 1996 were attributable to the continued development of the Company's networking and fiber optic products including Ethernet/Fast Ethernet/Gigabit Ethernet switches, Gigahub modules and fiber optic components. Additional costs were also associated with the hiring of additional research and development personnel and consultants. R&D expenses as a percentage of revenues declined from 9.3% and 10.0% of revenues during the quarter and nine months ended September 30, 1996, respectively, to 7.9% and 7.8% of revenues for the quarter and nine months ended September 30, 1997. These decreases were primarily caused because the Company's revenues during the periods increased at a faster rate than R&D expenses. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $6,738,000 for the quarter ended September 30, 1997 from $3,713,000 for the quarter ended September 30, 1996. As a percentage of revenues, SG&A decreased from 16.4% for the quarter ended September 30, 1996 to 16.1% for the quarter ended September 30, 1997. SG&A expenses increased to $18,745,000 for the nine months ended September 30, 1997 from $8,808,000 for the nine months ended September 30, 1996. As a percentage of revenues, SG&A increased from 15.2% for the nine months ended September 30, 1996 to 16.0% for the nine months ended September 30, 1997. The increases in SG&A expense, both in dollar amounts and as a percentage of sales during the nine months ended September 30, 1997, were due primarily to substantially increased marketing efforts as well as additional personnel and overhead costs in additional and expanded locations. The decrease in SG&A as a percentage of revenues during the three months ended September 30, 1997 from the three months ended September 30, 1996 was because the Company's revenues during the three months ended September 30, 1997 increased at a faster rate than SG& A expenses during the quarter.

Interest Expense Related to Convertible Debentures and Acquisition

In September 1996, the Company completed a private placement of $30,000,000 principal amount of convertible Debentures. See "Liquidity and Capital Resources," below. To give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the Company's financial statements at and for the quarter and nine months ended September 30, 1996 and the nine months ended September 30, 1997 as additional interest expense and such fixed discount was accreted through the first possible conversion date of the respective issuance. The Company did not need to report charges relating to the issuance of the Debentures in the quarter ended September 30, 1997 as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

Net Income

Net income increased to $5,922,000 and $15,474,000 for the quarter and nine months ended September 30, 1997, respectively, from net losses of $15,504,000 and $11,342,000 for the quarter and nine months ended September 30, 1996, respectively. Net losses during the quarter and nine months ended September 30, 1996 were the result of aggregate charges of $27,005,000 during each of the periods related to the Company's acquisition of Fibronics from Elbit, including charges from purchased technology in progress, restructuring costs and the interest on the Debentures.

LIQUIDITY AND CAPITAL RESOURCES

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

In September 1996, the Company completed an acquisition (the "Fibronics Acquisition") from Elbit Ltd. ("Elbit") of certain of the assets and selected liabilities of Elbit's wholly-owned subsidiary, Fibronics Ltd. and its subsidiaries (collectively "Fibronics") related to Fibronics' computer networking and telecommunications businesses (the "Fibronics Business") in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired included Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,800,000. The purchase price was paid using a combination of cash and shares of Common Stock of the Company. The cash was provided from a portion of the proceeds of the private placement of Debentures. Elbit subsequently resold the shares of Common Stock it received from the Company in the open market.

Net cash provided by operating activities for the nine months ended September 30, 1997 was $3,938,000. Net cash provided by financing activities for the nine months ended September 30, 1997 were $94,673,000. The cash provided by financing activities came principally from the proceeds from the issuance of 2,785,000 shares of Common Stock upon completion of a follow-on public offering which were partially offset by the repurchase of the Common Stock from Elbit. Net cash used in investing activities for the nine months ended September 30, 1997 was $102,872,000. The cash used in investing activities was primarily used to purchase investments in U.S. Government securities.

In November 1996, the Company completed a private placement of 200,000 shares of Common Stock to Intel Corporation ("Intel") for $4,000,000 ($20.00 per share). As part of the private placement, the Company issued to Intel three-year warrants to purchase up to an additional 500,000 shares of Common Stock at $20.00 per share. Of such warrants, warrants to purchase 200,000 shares of Common Stock are currently exercisable under certain conditions.

In December 1996, Datapoint Corporation ("Datapoint") brought an action against NBase Communications, Inc., a subsidiary of the Company ("NBase") and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combines additional enhanced capability and/or which provides multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale or products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

In September 1997, the Company received proceeds of approximately $93,492,000 from the issuance of 2,785,000 shares of Common Stock upon completion of a follow-on public offering.

INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results, or on the prices of raw materials.

                                    SIGNATURE

                 Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 1997.

                                       MRV COMMUNICATIONS, INC.



                                       By:  /s/ Edmund Glazer
                                          --------------------------------
                                          Edmund Glazer
                                          Vice President of Finance and
                                          Administration and Chief Financial
                                          Officer