Form 10-K405
period 1997-12-31
MRV COMMUNICATIONS INC
filed 1998-04-15
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

          For the transition period from _____________ to ___________


                         Commission file number 0-25678


                            MRV COMMUNICATIONS, INC.
                (Name of registrant as specified in its charter)

            Delaware                                      06-1340090
 (State or other jurisdiction of                       (I.R.S. employer
  incorporation or organization)                      identification number)

        8917 Fullbright Avenue                                91311
     Chatsworth, California 91311                           (Zip Code)
(Address of principal executive offices)

Issuer's telephone number: (818) 773-9044; (818) 773-0906 (Fax)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0034 par value

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     $518,865,557 based on the closing sale price of a share of Common Stock at March 31, 1998 as reported by The Nasdaq National Market.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,757,203 shares of Common Stock, $0.0034 par value at March 31, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

     The Annual Report on Form 10-K contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section under Item 1 Description of Business -- Risk Factors.

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

                ------------------------------------------------


     As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc., its predecessor and its wholly-owned consolidated subsidiaries, except where the context otherwise indicates. Any Speed to Any Speed Ethernet, BranchRunner, ControlPoint, Enterprise Hub, FocalPoint, GigaHub, JavaMan, LANBus, MAXserver MegaStack, MegaSwitch, MegaSwitch II, MegaVision, MRV Communications, NBase, Network 9000, RouteRunner, WANscape and West Hills LAN System and Xyplex are trademarks or trade names of the Company. Trademarks of other companies are also used in this Report and are the property of their respective owners.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     MRV is a leading manufacturer and marketer of high speed network switching and fiber optic transmission systems which enhance the performance of existing data- and telecommunications networks. The Company designs, manufactures and sells two groups of products: (i) computer networking products, primarily Ethernet local area network ("LAN") switches, hubs and related equipment and
(ii) fiber optic components for the transmission of voice, video and data across enterprise, telecommunications and cable TV networks. The Company's advanced networking solutions greatly enhance the functionality of LANs by reducing network congestion while allowing end users to preserve their legacy investments in pre-existing networks and providing cost-effective migration paths to next generation technologies such as Gigabit Ethernet. The Company's fiber optic components incorporate proprietary technology which delivers high performance under demanding environmental conditions.

     The Company offers a family of network, switching and related products that enhance LAN performance and facilitate the migration to next generation technologies such as Fast Ethernet, Gigabit Ethernet and Asynchronous Transfer Mode ("ATM"). MRV's MegaSwitch family of switching products range from complete switching systems to stackable switches which upgrade performance of existing LANs by relieving congestion of overloaded transmission speeds without requiring replacement of existing technologies. In addition, the Company offers GigaHub, a multi-platform switchable hub, and MegaStack, a LAN stackable hub supporting shared and switches connectivity in a multiplatform and protocol environment, as well as a network management system and a number of other products that support network connectivity.

     The Company complements its switching products with a family of optical transmission components and modules designed for transmission over fiber optic cable. These products enable the transmission of voice, data, and video across fiber and are also used in optical fiber test equipment. The Company's products include discrete components, such as laser diodes and LEDs, and integrated components such as transmitters, receivers and transceivers. The Company's components are used in data networks, telecommunication transmission and access networks.

     To position the Company for growth, management's strategy has been to focus on rapidly developing markets in the communications arena, such as LAN switching and access networks, and to concentrate on improving performance of networks employing Ethernet protocols, thereby addressing the largest installed base of network users. Management's strategy has also been to emphasize development of innovative products that the Company may bring to market early and to capitalize on MRV's manufacturing expertise and ability to use proprietary fiber optic transmission and advanced switching technologies to create high-speed, cost-effective networking solutions.

     The Company's principal executive offices are located at 8917 Fullbright Avenue, Chatsworth, California 91311 and its telephone and fax numbers are (818) 773-9044 and (818) 773-0906, respectively. The Company maintains Web sites at "http://www.mrv.com," "http://www.nbase.com" and "http://www.xyplex.com." Information contained in the Company's Web sites shall not be deemed part of this Report.

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

     On June 29, 1995, the Company acquired certain assets and the distribution business of Ace 400 Communications Ltd. ("Ace"), a network equipment company also located in Israel. The purchase price paid by the Company was approximately $4,477,000 comprised of $100,000 in cash, the assumption of approximately $467,000 in liabilities and debt and the issuance of approximately 855,000 shares of Common Stock valued at approximately $3,910,000 and extended a right to Ace to sell to the Company up to $400,000 of Ace's inventory. In connection with the acquisition of assets from Ace, the Company issued to the trustee and an employee of Ace five-year warrants to purchase an aggregate of 330,000 shares of Common Stock at prices ranging from $4.57 to $4.67 per share.

     The Galcom and Ace acquisitions provided the Company with experienced personnel and technology for the Token Ring LAN, IBM Connectivity and Multi-Platform, Network Management IBM NetView and HP OpenView markets. Following the acquisitions, the Company consolidated these operations in Israel with its networking operations in the U.S.

     On September 26, 1996, the Company completed an acquisition (the "Fibronics Acquisition") from Elbit Ltd. ("Elbit") of certain of the assets and selected liabilities of Elbit's wholly-owned subsidiary, Fibronics Ltd. and its subsidiaries (collectively "Fibronics") related to Fibronics' computer networking and telecommunications businesses (the "Fibronics Business") in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired included Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,800,000. The purchase price was paid using a combination of cash and shares of Common Stock, all of which Elbit subsequently resold in the open market.

     The Fibronics Business has enabled MRV to enhance the development of Fast Ethernet and Gigabit Ethernet functions through the Fibronics GigaHub family of products, to offer a broader range of networking products and to benefit from combined distribution channels and sales in both the United States and Europe and greater product development capability.

     On January 30, 1998, MRV completed an acquisition from Whittaker Corporation ("Whittaker") of all of the outstanding capital stock of Whittaker Xyplex, Inc. a Delaware corporation (the "Xyplex Acquisition"). Whittaker Xyplex, Inc., (whose name the Company has since changed to NBase Xyplex, Inc.) is a holding corporation owning all of the outstanding capital stock of Xyplex, Inc., a Massachusetts corporation ("Xyplex"). Xyplex is a leading provider of access solutions between enterprise networks and wide area network and/or Internet service providers ("ISPs"). The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $35 per share.

     The Xyplex Acquisition is enabling MRV to expand its product lines with products having wide area network ("WAN") and remote access capabilities, permitting the Company to offer both individual networking products and a complete end-to-end solution from LAN to WAN not only to MRV's own existing base of customers but also to the customer base added by Xyplex. The acquisition of Xyplex has also increased MRV's sales force, distribution channels, customer support and service organization.

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

     Risks of Technological Change, Development Delays and Product Defects. The Company is engaged in the design and development of devices for the computer networking telecommunications and fiber optic communication industries. As with any new technologies, there is a substantial risk that the marketplace may not accept the Company's new products. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate performance and cost advantages and cost-effectiveness of its products over competing products and the success of the sales efforts of the Company and its customers. There can be no assurance that the Company will be able to continue to market its technology successfully or that any of the Company's current or future products will be accepted in the marketplace. Moreover, the computer networking, telecommunications and fiber optic communication industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, any of which could render the Company's existing products obsolete. The Company's success will depend upon its ability to enhance existing products and to introduce new products to meet changing customer requirements and emerging industry standards. The Company will be required to devote continued efforts and financial resources to develop and enhance its existing products and conduct research to develop new products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause customers to return products to the Company.

     Complex products, such as those offered by the Company, may contain undetected software or hardware errors when first introduced or when new versions are released. While the Company has not experienced such errors in the past, the occurrence of such errors in the future could, and the inability to correct such errors could, result in the delay or loss of market acceptance of the Company's products, material warranty expense, diversion of engineering and other resources from the Company's product development efforts and the loss of credibility with the Company's customers, system integrators and end users, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     Potential Fluctuations in Operating Results. The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from the Company's largest customers, the Company's success in developing, introducing and shipping product enhancements and new products, the product mix sold by the Company, adverse effects to the Company's financial statements resulting from, or necessitated by, possible future acquisitions, new product introductions by the Company's competitors, pricing actions by the Company or its competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions. Although the Company has not had adverse fluctuations in results from continuing operations in the past, there can be no assurance that these factors or others, such as those discussed in "International Operations," would not cause such fluctuations in the future. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company's expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be materially adversely affected. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth or continue profitable operations.

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

     Management of Growth. The Company has grown rapidly in recent years, with revenues increasing from $2,400,000 for the year ended December 31, 1991, to $39,200,000, $88,815,000 and $165,471,000 for the years ended December 31, 1995,
1996 and 1997, respectively. The Company's recent growth, both internally and through the acquisitions it has made since January 1, 1995, has placed a significant strain on the Company's financial and management personnel and information systems and controls, and the Company must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. While the strain placed on the Company's personnel and systems has not had a material adverse effect on the Company to date, there can be no assurance that a delay or failure to implement new and enhance existing systems and controls will not have such an effect in the future. The Company's recent growth through the acquisitions of the Fibronics Business and Xyplex discussed in "Risks Associated with Recent Acquisition and Potential Future Acquisitions" below and its intention to continue to pursue its growth strategy through efforts to increase sales of existing and new products can be expected to place even greater pressure on the Company's existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance that the Company will be able to successfully manage expanding operations.

     Risks Associated with Recent Acquisitions and Potential Future Acquisitions. On September 26, 1996, the Company completed the Fibronics Acquisition from Elbit of certain of the assets and selected liabilities of Fibronics related to Fibronics' computer networking and telecommunications businesses in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired included Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,800,000, which was paid using a combination of cash and Common Stock of the Company. During the years ended December 31, 1994 and 1995, and the period from January 1, 1996 through September 25, 1996 (the day the Fibronics Business was acquired by the Company), the Fibronics Business reported net revenues of $33,355,000, $35,003,000 and $19,481,000, respectively, and net income (losses) of $(11,557,000), $79,000 and $(6,143,000), respectively. In connection with the Fibronics Acquisition, the Company incurred charges of $17,795,000, $6,974,000 and $4,357,000 for purchased technology, restructuring and interest expense related to financing, respectively. These charges caused the Company to incur a net loss of $9,654,000 for the year ended December 31, 1996.

     On January 30, 1998, MRV completed the Xyplex Acquisition from Whittaker. Xyplex is a leading provider of access solutions between enterprise networks and wide area network and/or ISPs. The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 500,000 shares of common stock of the Company at an exercise price of $35 per share. During the year ended December 31, 1995, the period from January 1, 1996 through April 9, 1996 (the day Xyplex was acquired by Whittaker), the period from April 10, 1996 through October 31, 1996 and the fiscal year ended October 31, 1997, Xyplex reported net revenues of $107,617,000, $28,100,000, $52,021,000, and
$75,663,000, respectively, and net losses of $37,360,000, $2,269,000,
$13,355,000 and $80,309,000, respectively. While adding 11 months of Xyplex' revenues to those of the Company, the charges resulting from the Xyplex Acquisition are expected to have a material adverse effect on the net operating results the Company expects to report during and for the year ending
December 31, 1998. The Company's ability to operate Xyplex profitably will depend upon its ability to integrate this business successfully, including
(i) the completion of Xyplex' research and development projects in process, especially the EdgeBlaster program, (ii) the integration of the products, technologies and personnel of Xyplex into the Company, (iii) management's ability to reduce Xyplex' operating costs and (iv) the continued market acceptance of Xyplex' products and technology.

     An important element of management's strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. Accordingly, the Company may acquire additional businesses, products or technologies in the future. Future acquisitions by the Company could result in charges similar to those incurred in connection with the Fibronics Acquisition and the Xyplex Acquisition, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition and results of operations and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. Prior to the Fibronics Acquisition, management had only limited experience in assimilating acquired organizations. There can be no assurance as to the ability of the Company to successfully integrate the products, technologies or personnel of any business that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     International Operations. International sales have become an increasingly important segment of the Company's operations, with the acquisitions of Galcom and Ace in 1995, the Fibronics Business in 1996 and Xyplex in 1998. Approximately 45%, 53% and 60% of the Company's net revenues for the years ended December 1995, 1996 and 1997, respectively, were from sales to customers in foreign countries. The Company has offices in, and conducts a significant portion of its operations in and from, Israel. MRV is, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on the Company's operations.

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

     Manufacturing and Dependence on Suppliers and Third Party Manufacturers. The Company uses internally developed Application Specific Integrated Circuits ("ASICs"), which provide the functionality of multiple integrated circuits in one chip, in the manufacture of its Local Area Network ("LAN") switching products. To develop ASICs successfully, the Company must transfer a code of instructions to a single mask from which low cost duplicates can be made. Each iteration of a mask involves a substantial up-front cost, which costs can adversely affect the Company's result of operations and financial condition if errors or "bugs" occur following multiple duplication of the masks. While the Company has not experienced material expenses to date as a result of errors discovered in ASIC masks, because of the complexity of the duplication process and the difficulty in detecting errors, the Company could suffer a material adverse effect to its operating results and financial condition if errors in developing ASICs were to occur in the future. Moreover, the Company currently relies on a single, unaffiliated foundry, Chip Express, to fabricate its ASICs. The Company does not have a long-term supply contract with Chip Express, any other ASIC vendor or any other of its limited source vendors, purchasing all of such components on a purchase order basis under standard terms of sale. While the Company believes it would be able to obtain alternative sources of supply for the ASICs or other key components, a change in ASIC or other suppliers of key components could require a significant lead time and, therefore, could result in a delay in product shipments. While the Company has not experienced delays in the receipt of ASICs or other key components, any future difficulty in obtaining any of these key components could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Present Lack of Patent Protection; Dependence on Proprietary Technology. The Company holds no patents and only recently has filed two patent applications and a provisional patent application in the United States with respect to certain aspects of its technology. With the Xyplex Acquisition, MRV acquired five additional provisional patent applications filed by Xyplex on certain aspects of its technology. The Company currently relies on copyrights, trade secrets and unpatented proprietary know-how, which may be duplicated by others. The Company employs various methods, including confidentiality agreements with employees and suppliers, to protect its proprietary know-how. Such methods may not afford complete protection, however, and there can be no assurance that others will not independently develop such know-how or obtain access to it or independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that any patents will be issued as a result of the pending applications, including the provisional patent application, or any future patent applications, or, if issued, will provide the Company with meaningful protection from competition. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented. The electronics industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the electronics industry have employed intellectual property litigation to gain a competitive advantage. Since United States patent applications are presently maintained in secrecy until patents issue and since the publication of inventions in technical or patent literature tends to lag behind such patent application filings by several months, the Company cannot be certain that it was the first inventor of inventions covered by pending United States patent applications or that the Company is not infringing on the patents of others. Litigation may be necessary to enforce any patents that may be issued to the Company or other intellectual property rights of the Company, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations regardless of the final outcome of such litigation. In the event that any of the Company's products are found to infringe on the intellectual property rights of third parties, the Company would be required to seek a license with respect to such patented technology, or incur substantial costs to redesign the infringing products. There can be no assurance that any such license would be available on terms acceptable to the Company or at all, that any of the Company's products could be redesigned on an economical basis or at all, or that any such redesigned products would be competitive with the products of the Company's competitors.

     By letter to the Company dated March 19, 1997, a party has made a claim against the Company alleging that the Company's DirectIP switching products make use of unspecified information and know-how covered by a pending patent application of such party. This allegation is under review by the Company and the Company believes that the allegation is without merit. However, a complete assessment cannot be made with respect to the merits of the allegation until further details of the information and know-how are provided by such third party. Currently, sales of DirectIP products are not material to the Company, however, if the DirectIP switching products comprise a material part of the Company's revenues in the future and a conclusion in respect of the claim unfavorable to the Company is reached, the claim, if pursued by such party, could materially and adversely affect the business, operating results and financial condition of the Company. In addition, on December 27, 1996 Datapoint Corporation ("Datapoint") brought an action against NBase Communications, Inc., a subsidiary of the Company ("NBase"), and others alleging infringement of two of Datapoint's patents. The other defendants include Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation. Intel and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The Company is cooperating with several of these companies in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially and adversely affect the business, operating results and financial condition of the Company. For further information concerning this litigation, see Item 3. Legal Proceedings.

     Risks from Year 2000 Issues. Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the Company's investigation to date, management does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results or operations and business prospects.

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

     Share Prices Have Been and May Continue to Be Highly Volatile. Historically, the market price of the Company's Common Stock has been extremely volatile. See Item 5. Market for Common Equity and Related Stockholder Matters. The market price of the Common Stock is likely to continue to be highly volatile and could be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcement of technological innovations or new product introductions by the Company or its competitors, changes of estimates of the Company's future operating results by securities analysts, developments with respect to patents, copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, it is possible that in a future fiscal quarter, the Company's results of operations will fail to meet the expectations of securities analysts or investors and, in such event, the market price of the Company's Common Stock would be materially adversely affected.

     Possible Issuance of Preferred Stock; Anti-takeover Provisions. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.01 per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by stockholders. The terms of any such series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any such preferred stock could materially adversely affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, thereby preserving control of the Company by the present owners.

     Forward-looking Statements. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may be deemed to include the Company's plans to develop and offer new and enhanced networking and optical transmission products and its efforts to expand its customer base. Such forward-looking statements may also be deemed to include the Company's expectations concerning factors affecting the markets for its products, the growth in those markets in general, the timing of new product introductions by the Company and anticipated benefits from such product introductions or technological developments. Such forward-looking statements also may include the Company's expectations of benefits from the acquisition of Xyplex or its OEM or other arrangements with certain of its customers. Actual results could differ from those projected in any forward-looking statements for, among other things, the reasons detailed in the other sections of this "Risk Factors" portion of this Report. The forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

INDUSTRY BACKGROUND

     The global communications industry has undergone significant transformation and growth since the mid-1980's as a result of increased demand for communications services and applications, as well as advances in technology and changes in network architectures and public policy. The client server network architecture with its shared information and resources, the increased power of conventional applications as well as the proliferation of graphic intensive applications such as multimedia, the Internet and intranets, have resulted in a strong demand for additional bandwidth. This trend is expected to continue as additional bandwidth intensive applications, such as video conferencing, are increasingly used. Further, as a result of changes in communications regulations and the adoption of common standards, enterprise networks, such as LANs and WANs, and access networks, such as telecommunications and cable TV, are expected to converge. The demand for high bandwidth applications, as well as the convergence of data communications and telecommunications, has significantly increased the requirement for networking and fiber optic equipment that increases the capacity of networks through high speed and more efficient transmission technologies.

     High-speed switching systems enhance the bandwidth of LANs so that a greater number of users can utilize more complex applications without experiencing network congestion. Fiber optic transmission components also enhance the functionality of enterprise and access networks by enabling high-speed transmission of voice, video and data across fiber optic cable. Market research firms forecast strong growth in both of these sectors. In October 1997, an industry analyst estimated that the market for LAN switches will grow from $4 billion in 1996 to $12 billion in 1999, a compounded annual growth rate of 46%. The same analyst estimated that the fiber optics industry was $6.1 billion in 1995 and will grow to $12.3 billion by 1999, a compounded annual growth rate of 19%. The Company believes that the growth of fiber optic components will outpace that of the overall fiber optics market.

     Growth in the use and availability of wide area networks is being stimulated by many factors including the need to share information between centralized repositories and remote enterprise locations, to access and use the Internet for communications and marketing and to electronically access external resources used by the enterprise for outsourcing. Growth is also being fueled by the increasing availability of more cost-effective WAN services such as Frame Relay and Integrated Service Digital Network ("ISDN") making it more affordable for many organizations to set up a WAN or expand an existing one. The growth in the use and availability of wide area networks coupled with increasing use, power, speed and complexity of local area networks has resulted in the increasing need for equipment that permits high speed connections between LANs and WANs and ISPs. As a result of these factors, in March 1997 an industry source estimated the market for products connecting LANs and WANs at $4.5 billion, growing at 34 percent annually, and the market for products connecting LANs and ISPs at $800 million, growing at 40% annually.

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

     Enhanced LAN Performance through Segmentation and Switching. LAN switching systems have emerged as the preferred method for segmenting networks because these systems are implemented more easily, efficiently and cost-effectively than hub architectures which once dominated the networking equipment industry. In contrast to hubs, which indiscriminately forward data to all ports, Ethernet switches only forward network traffic to the designated receiving port or ports. Ethernet switches can also support different data rates on different ports with some ports operating at 10 Mbps and others at substantially higher speeds, thus enabling "Any Speed to Any Speed" Ethernet transmission. A major driver to the growth in Ethernet switching is the large installed base. Ethernet is the dominant LAN/WAN architecture. As a result, Ethernet switching offers fast and cost-effective upgrades without impacting network performance or requiring infrastructure changes to existing cabling and network adapters. Switching also allows LANs based on different architectures, such as Ethernet and Token Ring, to be connected efficiently and allows these systems to access servers and backbones which use a variety of high-speed technologies, such as Fast Ethernet, Gigabit Ethernet, Fiber Distributed Data Interface ("FDDI") and ATM.

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

     Enhanced LAN Performance Through High-speed Transmission Technologies and Switching. While Ethernet switching is being used to increase the efficiency of existing capacity, switching technology also incorporates high-speed transmission technologies that increases a system's capacity. High-speed technologies such as Fast Ethernet, Gigabit Ethernet, FDDI and ATM increase transmission speeds from 10 Mbps to 100 Mbps and from 100 Mbps to 1,000 Mbps (1
Gbps). Higher transmission speeds have helped to increase the demand for LAN switches in two important ways. First, LAN switches create uplinks between slow desktop connections and high-speed fiber backbones, which are necessary if data transfer is to occur between devices that operate at different speeds. Second, as high-speed file servers or fiber backbones are upgraded, the system's switches must be upgraded as well.

     Two alternative high-speed networking technologies, FDDI and ATM, are used in networking backbones, but because of their high cost for end-users they are rarely used to connect desktop computers within a LAN. Both FDDI and ATM transmit data in unique formats which also make them difficult to incorporate into pre-existing Ethernet LANs.

     Fast Ethernet has emerged as a cost-effective, interoperable technology that enables the integration of ATM and FDDI backbones with Ethernet switches and provides a non-disruptive, tenfold increase in speed from 10 Mbps to 100 Mbps. Furthermore, unlike FDDI and ATM, Fast Ethernet is based on fully defined standards which use the same data format and core communication protocol as Ethernet. This similarity permits easy integration with existing Ethernet networks and allows organizations to retain the benefit of network administrators who have been trained in the management of Ethernet networks. Thus, migration from Ethernet to Fast Ethernet involves a simple change of adapter cards and an upgrade of hubs and switches. As a result of these factors, in January 1998 an industry analyst reported market estimates that Fast Ethernet revenues will increase from $513 million in 1996 to $1.8 billion in 1997 and that the market was expected to exceed $3.5 billion during 1998.

     Many industry experts believe that similar benefits will be offered by the next generation of Ethernet technology, Gigabit Ethernet, which is expected to provide raw data bandwidth of 1,000 Mbps while maintaining full compatibility with the installed base of Ethernet nodes. Management believes that demand for Gigabit Ethernet is likely to grow as more LANs move to Fast Ethernet, generating substantial traffic loads on backbone networks. In January 1998 an industry analyst reported that the Gigabit Ethernet market will reach $1.2 billion by 2001.

     To promote the implementation of Gigabit Ethernet, the Gigabit Ethernet Alliance ("GEA") was formed in May 1996. The Company is a member of the GEA which also includes Advanced Micro Devices, Inc., Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., Compaq Computer Corporation, Digital Equipment Corporation, Hewlett-Packard Company, Intel Corporation, Lucent Technologies Inc., Newbridge Networks, Sun Microsystems, Inc. and 3Com Corporation.

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

     The MegaSwitch Product Family. The Company's MegaSwitch products are a family of Fast Ethernet switches which are marketed under MRV's NBase trade name. The MegaSwitch products range from complete switching systems to stackable switches which upgrade performance of existing LANs by relieving congestion of overloaded network segments, enable full duplex and flow control and provide an easy, cost-effective migration to higher transmission speeds without requiring replacement of existing infrastructure. The MegaSwitch I, which was first introduced in 1995, is a family of three Fast Ethernet switches, which enhance the bandwidth of the corporate backbone to support higher traffic levels. These systems are scalable and compatible with a wide range of existing network protocols and technologies. The Company's MegaSwitch II products, introduced in 1996, are designed for corporate, campus and metropolitan deployment as a cost-effective method of connecting existing networks with higher-speed backbones and are based on "Any Speed to Any Speed" Ethernet switching, including Gigabit Ethernet with access to ATM. Fast Ethernet, Gigabit and ATM uplink modules incorporate InterSwitch VLAN capabilities. InterSwitch VLANs enable the network administrator to define separate VLANs spanning multiple switches in order to achieve optimal network performance and serve multiple workgroups.

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

MegaSwitch I       These stackable switches, with up to 13 ports, provide a
                   migration path to upgrade from a legacy 10 Mbps LAN to a 100
                   Mbps network. These switches provide segmentation of 10 Mbps shared LAN and higher speed server or backbone connections enabling interconnection of workgroups or high-speed
                   workstations.

     Hubs and Network Management. To implement network segments, the Company offers GigaHub, a multi-platform switchable hub, and MegaStack, a stackable hub. In addition MRV has developed and offers MegaVision, which enables management and control of its switching products and hub products.

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

Product Name                    Description and Functionality
------------                    -----------------------------
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

     WAN Connectivity Solutions. The Company provides access solutions between LANs and WANs and ISPs. Principal network access and Internetworking products are summarized in the table below.


Product Name                    Application and Functionality
------------                    -----------------------------
Network 9000       This hub enables the integration of routing, switching,
                   access serving and media concentration technologies.
                   Primarily used at the central site of corporate networks and at the edge of ISP networks, the Network 9000 supports any combination of Ethernet, Token Ring, FDDI, ISDN, ATM, local and remote bridge/router connectivity.

Network 3000       This family of branch office routers provides a modular,
                   scalable solution geared toward accessing the corporate
                   network and the Internet from remote offices. Any combination of Ethernet, ISDN, Frame Relay and asynchronous connections is available. RouteRunner is a low-cost ISDN router designed to meet the WAN needs of small office home offices and branch offices such as doctors' offices or sales offices.

MAXserver          This family of low-cost, scalable remote access server
                   solutions enables terminals, PCs, modems, printers and other asynchronous devices to connect to the LAN and/or WAN. Ideal for supporting workgroups, the stackable MAXserver offers
                   8-40 ports (and up to 280 ports in the modular Network 9000 solution) to provide network access locally and remotely via dial-up services. A variety of protocols are supported
                   including TCP/IP, IPX, and Appletalk. Security capabilities such as Kerberos, RADIUS, SecurID, password and dial-back are also offered.

     The Company's Advance in Gigabit Ethernet. Gigabit Ethernet aims to support the extension of Ethernet and Fast Ethernet standards to higher speeds while insuring full interoperability with existing networks. The Company developed an advance in Gigabit technology which it proposed to the GEA and which proposal was accepted in November 1996. The Company's technology maximizes bandwidth utilization and doubles the span of the network while also providing for delay sensitive applications such as video. At the core of this technology is the ability to "save" one frame during a collision event. This way, at least one frame transmitted will reach its destination, thereby doubling throughput. The key advantages to the Company's Gigabit Ethernet implementation include guaranteed bandwidth utilization not influenced by collision, multimedia support and superior quality of service.

     Direct IP Switching. The Company has developed, and recently introduced as part of its MegaSwitch product line, a series of DirectIP switching products which provides the control and security of traditional routing with the performance of switching.

     OPTICAL TRANSMISSION PRODUCTS

     The Company offers a family of optical transmission components and modules designed for transmission over fiber optic cable. These products address transmission of voice, data and video across fiber and are also used in optical fiber test equipment. The Company's products include discrete components, such as laser diodes and LEDs and integrated components such as transmitters, receivers and transceivers. The Company's components are used in data networks, telecommunication transmission and access networks. Management believes that the Company is benefitting from three major demand trends in this area: first, the growth of the market, especially computer networking and the access networks, by both LECs and cable TV providers; second, the convergence of datacom and telecom; and third, as transmission speed and capacity grow, a larger portion of all network traffic is transmitted via fiber optic versus copper wires.

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

     Integrated Components. The Company's integrated components include an LED and laser based transmitter/receiver product line, designed for computer networking applications and data link products designed for SONET and ATM transmission standards. This product line consists of products compatible with single mode fiber optic cable, which is more suitable for long distance and high-speed transmission than multimode fiber optic cable. As most currently available data link modules are designed for multimode fiber optic cable, the Company has designed its products to be adaptable, providing for easy conversion from a multimode type data link to a single mode optical fiber.

     Products for the Access Network. The Company offers a line of products that addresses the rapidly growing deployment of the access network. These products include fiber optic transmission by both LECs and cable TV providers to address the increasing demand for telephony, Internet access and interactive cable TV services. The following is a brief description of these products.

     FTTC: Telephone and High-speed Internet Access. The Company offers a new "Bi-directional" optical transmission and reception module for two-way simultaneous transmission of telephony and data over one fiber instead of the two fibers normally used to transmit and receive information. This product is integrated into the DISC system currently deployed by Bell South in one of the largest FTTC projects in the United States.

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

     From its product development programs the Company expects to introduce a number of new products within the next 12 months. One new product is JavaMan, a platform independent, Internet-ready Network Management System ("NMS") which the Company created to expand the reach of MegaVision over the Internet. All necessary software is expected to reside on MegaSwitch II, pre-configured prior to customer delivery. JavaMan's use of existing Web standards provides remote manageability in both Internet and intranet environments.

     The Company also has a number of other new networking product development programs underway, including Gigabit Ethernet switching, ATM and FDDI uplink modules. These products are being developed in response to current technological trends and end user demands for greater bandwidth and product flexibility. The Company is in the process of consolidating Xyplex' research and development projects with its own programs. As a result of its consolidation of Fibronics' research and development projects with its programs, the Company integrated the MegaSwitch II technology, including Gigabit Ethernet, with the GigaHub architecture. In 1997, the Company recently announced a GigaFrame product strategy, the architecture for which will consist of a Gigabit Ethernet Switch, a GigaHub enterprise switch, MegaSwitch II and two new low cost 10 Mbps to 100 Mbps stackable switches, all of which are now available. The Company shipped its first GigaFrame switch, the 12 port GFS 3012, in the fourth quarter of 1997. This switch, which also provides Gigabit Ethernet transmission over fiber optic cable to a distance of 100 kilometers, won a best switching product award at ComNet '98 and the Editor's choice award by Communications News magazine.

     New products under development in the area of fiber optics include transmission products for cellular and personal communication systems which allow transmission over fiber optic cable between sites and also fiber optic components that will improve cable TV transmission. These products are expected to be available within the next six months. MRV also has research and development projects underway seeking to enhance its various fiber optic transmission products and is participating in Bell South's FTTC project.

     There can be no assurance that the technologies and applications under development by the Company will be successfully developed, or, if they are successfully developed, that they will be successfully marketed and sold to the Company's existing and potential customers.

     At December 31, 1997, the Company had 88 employees dedicated to research and product development. Research and development expenditures totaled approximately $4,000,000, $8,201,000 and $13,089,000 for years ended December 31, 1995, 1996 and 1997, respectively.

CUSTOMERS

     The Company has sold its products worldwide to over 500 diverse customers in a wide range of industries, primarily; data communications, telecommunications and cable TV. The Company anticipates that these customers will continue to purchase its products in the foreseeable future. No customer accounted for more than 10% of the Company's revenues in 1995, 1996 or 1997. Current customers include:

                                NETWORK SWITCHING

--------------------------------------------------------------------------------
COMPUTERS AND ELECTRONICS                          GOVERNMENT AGENCIES
-------------------------                          -------------------
o     AMP Incorporated                             o     Ealing (Borough of London)
o     Data General Corporation                     o     Federal Bureau of Investigation
o     Fujitsu Ltd. (Japan)                         O     MITI (Japan)
o     International Business Machines Corporation  o     National Security Administration
O     Intel Corporation                            o     Police Department of Berlin/Potsdam
o     Matsushita (Germany)                         o     Social Security Administration
o     Newbridge Networks                           o     US Coast Guard
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BANKING, FINANCE AND INSURANCE                     DIVERSIFIED AND OTHER
------------------------------                     ---------------------
o     Bankhaus Rinderknecht (Zurich)               o     Bayer AG
o     GE Capital                                   o     The Walt Disney Co.
o     NationsBank                                  O     Eastman Kodak
o     Trans America Corporation                    O     Tele-Communications, Inc.
--------------------------------------------------------------------------------


FIBER OPTIC COMPONENTS

--------------------------------------------------------------------------------
DATA  COMMUNICATIONS                               TELECOMMUNICATIONS
--------------------                               ------------------
o Bay Networks, Inc.                               o Asea Brown Boveri
o Canoga Perkins                                   o Broadband Network Inc.
o Cisco Systems, Inc.                              o Crosscom
o Connectware                                      o Lucent Technologies Inc.
o Network Systems Corporation                      o Photon Technology (China)
o Nortel                                           o Reltec
o Optical Data Systems                             o Transcom
--------------------------------------------------------------------------------
VIDEO AND VOICE COMMUNICATIONS                     INSTRUMENTATION
------------------------------                     ---------------
o Augat Communication Products Inc.                 o EXFO
o C-Cor                                             o GN Nettest
o General Instrument                                o Kingfisher International
O Optelecom, Inc.                                   o Noyes Fiber Systems
o Tektronix                                         O 3M
--------------------------------------------------------------------------------

MARKETING

     The Company markets and sells its products under the NBase Communications, NBase Switch Communications, MRV Communications, West Hills LAN Systems, Xyplex and Xyplex Networks brand names. Each product line has a dedicated sales and marketing organization. The Company employs various methods, such as public relations, advertising, and trade shows to build awareness of its products. Public relations activities are conducted both internally and through relationships with outside agencies. Major public relation activities are focused around new product introductions, corporate partnerships and other events of interest to the market. The Company supplements its public relations through media advertising programs and attendance at various trade shows throughout the year, both in the United States and internationally.

     The Company also establishes working relationships with trade analysts, testing facilities and high visibility corporate accounts. Since the results obtained by these organizations can often influence customers' purchase decisions, a positive response from these organizations regarding the Company's technology is important to product acceptance and purchase. Other activities include attendance at technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles, maintenance of a Web site and direct mailing of company literature. The Company also believes that its participation in high-profile interactive projects such as Bell South's FTTC project significantly enhances its reputation and name recognition among existing and potential customers.

SALES AND DISTRIBUTION

     The Company continually seeks to expand its distribution capability to capitalize on its technological expertise and production capacity and to augment and increase distribution channels to accelerate its growth. Products are sold through the Company's direct sales force, VARs, systems integrators, distributors, manufacturer's representatives and

OEM customers. The Company's sales and distribution divisions are organized along four primary lines: OEM sales and partnerships; VARs and systems integrators; manufacturer's representatives; and domestic and international distributors.

     Direct Sales. The Company employs a worldwide direct sales force primarily to sell its products to large OEM accounts and to a lesser extent to end users of the Fibronics product line. MRV believes that a direct sales force can best serve large customers by allowing salespeople to develop strong, lasting relationships which can effectively meet the customers' needs. The direct sales staff is located across the United States, Europe and Israel. The acquisition of the Fibronics Business more than doubled the Company's sales force from the period immediately preceding the acquisition and the Xyplex Acquisition has increased the total sales force again by over 70% from the period immediately preceding the acquisition. The largest portion of the increase from the Xyplex Acquisiton was to the Company's domestic sales force which increased over 175% from the level existing immediately preceding the acquisition.

     OEM. Each of the Company's OEM partners resells the products under its own name. The Company believes that the OEM partnerships enhance its ability to sell its products in significant quantities to large organizations. Since these OEM partners provide their own technical and sales support to their customers, the Company is able to focus on other sales channels. The Company customarily enters into contracts with OEM customers to establish the terms and conditions of sales made pursuant to orders from OEMs. These OEMs incorporate the Company's product into systems or subsystems, which are then sold to end users via various distribution channels. The Company has established OEM relationships in connection with its switching equipment with leading communications and networking companies including Newbridge Networks, Fujitsu and Intel. The Company's fiber optic components are sold only to OEMs.

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

     Through the Xyplex Acquisition, the Company has added a network of over 300 VARs to its distribution channel. The Company seeks to build dedication and loyalty from its resellers by offering special programs, the most recent providing its reseller base of companies dedicated marketing resources and an exclusive training and support program to help them grow their business.

     Manufacturers' Representatives. To supplement the Company's direct sales efforts, manufacturer's representatives are assigned by territory in the U.S. and work exclusively on commission.

     Customer Support and Service. The Company is committed to providing strong technical support to its customers. MRV operates a customer service group, and provides support through its engineering group, sales staff, distributors, OEMs and VARs. Customer support personnel are currently located at the Company's offices in California, Massachusetts, Maryland, Germany, England, Italy and Israel.

     International Sales. International sales accounted for approximately 45%, 53% and 60% of the Company's net revenues in 1995, 1996 and 1997, respectively.

MANUFACTURING

     The Company has developed proprietary ASICs to implement high level component integration in its networking product development process. To develop ASICs successfully, the Company must transfer a code of instructions to a single mask from which low cost duplicates can be made. Each iteration of a mask involves a substantial up-front cost, which costs can adversely affect the Company's result of operations and financial condition if errors or "bugs" occur following multiple duplication of the masks. While the Company has not experienced material expenses to date as a result of errors discovered in ASIC masks, because of the complexity of the duplication process and the difficulty in detecting errors, the Company could suffer a material adverse effect to its operating results and financial condition if errors in developing ASICs were to occur in the future. Moreover, the Company currently relies on a single unaffiliated foundry, Chip Express, to fabricate its ASICs. The Company does not have a long-term supply contract with Chip Express, any other ASIC vendor or any other of its limited source vendors, purchasing all of such components on a purchase order basis under standard terms of sale. While the Company believes it would be able to obtain alternative sources of supply for the ASICs or other key components, a change in ASIC or other key suppliers of key components could require a significant lead time and, therefore, could result in a delay in product shipments. While the Company has not experienced delays in the receipt of ASICs or other key components, any future difficulty in obtaining any of these key components could result in delays or reductions in product shipments which, in turn, could have material adverse effect on the Company's business, operating results business and financial condition.

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

     The Company relies exclusively on its own production capability for critical semiconductor lasers and LEDs used in its products. The Company's optical transmission production process involves (i) a wafer processing facility for semiconductor laser diode and LED chip manufacturing under stringent and accurate procedures using state-of-the-art wafer fabrication technology, (ii) high precision electronic and mechanical assembly, and (iii) final assembly and testing. Relevant assembly processes include die attach, wirebond, substrate attachment and fiber coupling. The Company also conducts tests throughout its manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. The Company performs final product tests on all of its products prior to shipment to customers. Many of the key processes used in the Company's products are proprietary; and, therefore, many of the key components of the Company's products are designed and produced internally. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process and performance of the manufacturing equipment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved resulting in product shipment delays, the Company's business, financial condition and results of operations could be materially adversely affected. The Company believes that it has sufficient manufacturing capacity for growth in the coming years. In addition, at various times there have been shortages of parts in the electronics industry, and certain critical components have been subject to limited allocations. Although shortages of parts and allocations have not had a material adverse effect on the Company's results of operations, there can be no assurance that any future shortages or allocations would not have such an effect.

     The Company is subject to a variety of federal, state, and local governmental laws and regulations related to the storage, use, emission, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. There can be no assurance that environmental laws and regulations will not result in the need for additional capital equipment or other requirements. Further, such laws and regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control of use of, or adequately restrict the discharge, emission or release of, hazardous substances under present or future laws and regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's operating results. To date, such laws and regulations have not had a material adverse effect on the Company's operating results.

COMPETITION

     The communications equipment and component industry is intensely competitive. The Company competes directly with a number of established and emerging computer, communications and networking device companies. Direct competitors in network switching include Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems Inc. Digital Equipment Corporation, FORE Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, 3Com Corporation and Xylan. Direct competitors in the network access market include Ascend, Bay Networks, Cisco Systems Inc., Lucent Technologies and Shiva. Direct competitors in fiber optic transmission products include AMP Incorporated, Fujitsu, Hewlett-Packard Company, Lucent Technologies Inc., Mitsubishi, NEC Electronics Inc., Ortel Corporation, Phillips Semiconductors and Siemens Components, Inc. Many of the Company's competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than MRV. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which the Company competes offer customers a broader product line which provides a more comprehensive networking solution than the Company's products. The ability to act as a single source vendor and provide a customer with an enterprise-wide networking solution has increasingly become an important competitive factor. In addition, there are a number of early stage companies which are developing Fast Ethernet, Gigabit Ethernet switching and alternative solutions. If developed successfully, these solutions could be higher in performance or more cost-effective than the Company's products.

     Moreover, there are also several alternative network technologies. For example, in the local access market, the Company's products compete with telephone network technology known as "ADSL." In this technology, digital signals are transmitted through existing telephone lines from the central office to the home. The Company also expects that competitive pricing pressures could result in price declines for the Company's and its competitors' products. Such increased competition, if not accompanied by decreasing costs, could result in reduced margins and loss of market share which would materially and adversely affect the Company's business, operating results and financial condition.

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

PROPRIETARY RIGHTS

     To date, the Company has relied principally upon copyrights and trade secrets to protect its proprietary technology. The Company generally enters into confidentiality agreements with its employees and key suppliers and otherwise seeks to limit access to and distribution of the source code to its software and other proprietary information. There can be no assurance that such steps will be adequate to prevent misappropriation of the Company's technology or that a third party will not independently develop technology similar or superior to the Company's technology. The Company has recently filed two patent applications and a provisional patent application in the United States. With the Xyplex Acquisition, MRV acquired five additional provisional patent applications filed by Xyplex on certain aspects of its technology. There can be no assurance that patents will be issued with respect to the pending applications or that, if issued, such patents will be upheld as valid or will prevent the development of competitive products. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as do the laws of the United States.

     There has been substantial industry litigation regarding intellectual property rights involving technology companies. By letter to the Company dated March 19, 1997, a party has made a claim against the Company alleging that the Company's DirectIP switching products make use of unspecified information and know-how covered by a pending patent application of such party. This allegation is under review by the Company and the Company believes that the allegation is without merit. However, a complete assessment cannot be made with respect to the merits of the allegation until further details of the information and know-how are provided by such third party. Currently, sales of DirectIP products are not material to the Company, however, if the DirectIP switching products comprise a material part of the Company's revenues in the future and a conclusion in respect of the claim unfavorable to the Company is reached, the claim, if pursued by such party, could materially and adversely affect the business, operating results and financial condition of the Company. In addition, on December 27, 1996 Datapoint Corporation ("Datapoint") brought an action against NBase Communications, Inc., a subsidiary of the Company ("NBase"), and others alleging infringement of two of Datapoint's patents. The other defendants include Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation. Intel and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The Company is cooperating with several of these companies in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially and adversely affect the business, operating results and financial condition of the Company. For further information concerning this litigation, see Item 3. Legal Proceedings.

     In the future, additional litigation may be necessary to protect trade secrets and other intellectual property rights owned by the Company, to enforce any patents issued to the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. An adverse determination in such litigation could further result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company typically has agreed to indemnify its customers and key suppliers for liability incurred in connection with the infringement of a third party's intellectual property rights.

EMPLOYEES

     As of December 31, 1997, the Company had 438 full-time employees, including six executive officers, 174 in production, 129 in marketing and sales, 88 in research and development and 41 in general administration. None of the Company's employees are represented by a union or governed by a collective bargaining agreement, and the Company believes its relationship with its employees is good. As of January 30, 1998, the day Xyplex was acquired, Xyplex had 330 employees, including 45 in production, 142 in marketing and sales, 82 in research and development and 61 in general administration.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales and marketing, research and development and manufacturing facility is located in Chatsworth, California. The facility covers approximately 17,700 square feet and is leased from an unaffiliated third party at an annual base rent of approximately $122,256 (plus local taxes) for a lease term expiring in March 1999. In addition, the Company leases space in three buildings near its primary facility in Chatsworth, consisting of approximately 5,000 square feet, approximately 12,800 square feet and approximately 20,950 square feet from unaffiliated third parties at annual base rentals of approximately $43,000, $91,000 and $131,000 respectively. The terms of these leases expire in March 1999, March 1999 and January 31, 2003, respectively.

     Xyplex occupies a facility in Littleton, Massachusetts, consisting of approximately 101,000 square feet under a lease that expires in October 1998. Annual base rent under this lease is approximately $425,000. Xyplex has exercised an option to renew this lease through October 2001 on the same terms. Most of the square footage is used for manufacturing, engineering, and product development, while the remainder is used for sales, marketing, and other general and administrative support.

     The Company also leases space in Germantown, Maryland for its sales office and warehouses. This facility covers approximately 4,800 square feet and is leased from an unaffiliated third party at an annual base rent of approximately $38,000 per year (plus local taxes) for a lease term expiring October 2001.

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

ITEM 3. LEGAL PROCEEDINGS

     On December 27, 1996, Datapoint brought an action against NBase and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combine additional enhanced capability and/or which provide multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The

Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 12, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which, among other things, the Company's entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

                                                Number of Votes
                                     -------------------------------------------
         Name                               For            Against or Withheld
-----------------------------------  ------------------   ----------------------
Noam Lotan                               20,518,439              193,250

Shlomo Margalit                          20,518,639              193,050

Zeev Rav-Noy                             20,518,739              192,950

Igal Shidlovsky                          20,518,639              193,050

Eddie Kawamura                           20,518,739              192,950

     The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, as to each matter were as follows:

               PROPOSAL                       FOR         AGAINST      ABSTAIN
----------------------------------------   ----------    ---------   -------------
To approve the adoption of the Company's
1997 Incentive and Nonstatutory Stock
Option Plan covering options to purchase
up to 500,000 shares of Common Stock of
the Company.                               20,381,847     327,400        2,442

To ratify the selection of Arthur
Andersen LLP as independent auditors for
the Company for the fiscal year ending
December 31, 1997.                         20,707,289       1,700        2,700

To consider and act upon any matters
incidental to the foregoing and any
other matters which may properly come
before the meeting or any adjournment or
adjournments thereof.                      18,408,784   2,207,105       95,800

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and has been included in the Nasdaq National Market since February 28, 1994 under the symbol "MRVC." The following table sets forth the high and low closing sale prices of the Common Stock for the periods indicated as reported by The Nasdaq National Market.

                                                        HIGH        LOW
  1996:                                                ------      ------
  -----
First Quarter* ...........................             $17.67      $ 8.42
Second Quarter* ..........................             $37.13      $15.63
Third Quarter* ...........................             $27.94      $15.00
Fourth Quarter ...........................             $24.88      $17.00
  1997
  ----
First Quarter ............................             $29.88      $18.25
Second Quarter ...........................             $30.75      $18.25
Third Quarter ............................             $38.75      $25.75
Fourth Quarter ...........................             $37.75      $21.13

----------
*As adjusted for the 3-for-2 stock split effected May 20, 1996 and the 2-for-1 stock split effected July 29, 1996.

     At March 31, 1998 the Company had 265 stockholders of record, as indicated on the records of the Company's transfer agent, who held, management believes, for approximately 13,197 beneficial holders.

     The Company has never declared or paid cash dividends on the Common Stock since its inception. The Company currently intends to retain all of its earnings, if any, for use in the operation and expansion of its business and does not intend to pay any cash dividends to its stockholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of operations data for the three years in the period ended December 31, 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from the financial statements and notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also incorporated by reference herein. The selected statement of operations data for the two years in the period ended December 31, 1994 and the balance sheet data as of December 31, 1993, 1994 and 1995 were derived from audited financial statements of the Company not included herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Report.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                                       Year ended December 31,
                                                                          ------------------------------------------------
                                                                           1993       1994      1995      1996      1997
                                                                          ------    -------   -------   --------   -------
                                                                               (In thousands, except per share amounts)
Revenues, net........................................................... $ 7,426    $17,526   $39,202   $ 88,815  $165,471
Cost of goods sold......................................................   3,936     10,328    22,608     51,478    94,709
Research and development expenses.......................................   1,103      2,144     4,044      8,201    13,093
Selling, general and administrative expenses............................   1,259      2,615     6,799     14,025    27,365
                                                                          ------  ---------  --------  ---------  --------
Operating income before non-recurring charges...........................   1,128      2,439     5,751     15,111    30,304
Purchased technology in progress(1).....................................       -          -     6,211     17,795         -
Restructuring costs(1)..................................................       -          -     1,465      6,974         -
                                                                          ------  ---------  --------  ---------  --------
Operating income (loss).................................................   1,128      2,439    (1,925)    (9,658)   30,304
Other income (expense)..................................................     198        162       654        153     2,744
Interest expense related to convertible debentures and
   acquisition(1)                                                              -          -         -     (4,357)     (843)
                                                                          ------  ---------  --------  ---------  --------
Income (loss) before provision for income taxes, minority interests
   and extraordinary items..............................................   1,326      2,601    (1,271)   (13,862)   32,205
Provision (credit) for income taxes.....................................     487        983         2     (4,404)    9,474
Minority interests......................................................       -          -         -        196       146
                                                                          ------  ---------  --------  ---------  --------
Net income (loss)(1)................................................... . $  839   $  1,618   $(1,273)  $ (9,654)  $22,585
                                                                          ======  =========  ========  =========  ========
Net income (loss)  per share - Basic(1).................................  $ 0.07   $   0.13   $ (0.07)  $  (0.49)  $  0.95
                                                                          ======  =========  ========  =========  ========
Net income (loss)  per share - Diluted(1)...............................  $ 0.07   $   0.13   $ (0.07)  $  (0.49)  $  0.88
                                                                          ======  =========  ========  =========  ========
Shares used in per share calculation -- Basic                             11,771     12,335    18,377     19,739    23,670
Shares used in per share calculation -- Diluted                           12,050     12,560    18,377     19,739    25,734


CONSOLIDATED BALANCE SHEET DATA:

                                                            At December 31,
                                          ----------------------------------------------------
                                            1993      1994       1995       1996       1997
                                          --------   --------   --------   --------   --------
                                                             (In thousands)
Working capital .......................   $  3,514   $ 11,303   $ 22,019   $ 56,973   $111,559
Total assets ..........................      7,328     16,667     33,307     96,943    236,236
Total liabilities .....................      1,537      3,761      8,049     43,790     45,610
Long-term  debt, net of current portion         --         --        271     18,892      2,853
Stockholders' equity ..................      5,791     12,906     25,258     41,771    189,969

-----------
(1) The non-recurring charges consist of purchased technology in progress and restructuring charges incurred as a result of acquisitions. Purchased technology in progress for the year ended December 31, 1995 was $6,211,000. The purchased technology was for research and development ("R&D") projects in progress at the time of acquisition of assets from Ace and Galcom. Restructuring costs during the year ended December 31, 1995 were $1,465,000 and are associated with a plan adopted by the Company in 1995 calling for the merger of the newly acquired subsidiaries and the Company's LAN product division. The plan also called for the closure of some facilities, termination of redundant employees and cancellation of representation agreements. Excluding the non-recurring charges, net of their tax effects, net income would have increased to $4,345,000 or $0.24 per share - basic and $0.22 per share - diluted for the year ended December 31, 1995. Purchased technology in progress for the year ended December 31, 1996 was $17,795,000 and was in conjunction with the Fibronics Acquisition. Restructuring costs during the year ended December 31, 1996 were $6,974,000 and were associated with a plan adopted by the Company on September 30, 1996 calling for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines due to this acquisition. Interest expenses related to the acquisition for the years ended December 31, 1996 and 1997 were $4,357,000 and $427,000, respectively, and were connected with the private placement of $30 million principal amount of Debentures, the proceeds from which the Company used to finance the cash portion of the Fibronics Acquisition. Excluding the non-recurring charges, net of their tax effects, net income would have been $10,555,000 or $0.54 per share - basic and $0.46 per share - diluted for the year ended December 31, 1996. Non-recurring charges were not material to net income for the year ended December 31, 1997.

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

GENERAL

     Since its inception in 1988, the Company has manufactured and marketed semiconductor optical transmission products for the fiber optics communications industry. In 1993, the Company expanded its product line to include products incorporating Ethernet switching technology that improved network throughput and enhanced efficiency of LANs and introduced its first switch marketed under the NBase trademark in the fourth quarter of 1993. During 1994, the Company expanded commercial shipments of its LAN switching products. In 1995, the Company augmented its networking products with the acquisitions of certain assets of Galcom and Ace, which resulted in charges of $6,211,000 and $1,465,000 for purchased technology in progress and restructuring, respectively. Net revenues from sales of networking products and semiconductor optical transmission products were 60% and 40%, respectively, during the year ended December 31, 1995, approximately 69% and 31%, respectively, during the year ended December 31, 1996 and approximately 76% and 24%, respectively, during the year ended December 31, 1997.

     In September 1996, the Company completed the Fibronics Acquisition, acquiring assets related to Fibronics' computer networking and telecommunications businesses in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired include Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. This acquisition also resulted in charges in the amount $17,795,000 and $6,974,000 for purchased technology in progress and restructuring, respectively. Through the restructuring of September 30, 1996, the Company expected to improve Fibronics' operations in, among others, the following key areas: (i) the elimination of unprofitable products and operations that appeared detrimental to overall profit margins; (ii) the reduction of payroll by eliminating redundant staff; (iii) the merger and relocation of research and development resources to place qualified individuals on the most appropriate projects; (iv) and the reduction of overhead costs by the closure of redundant facilities. The costs incurred to complete the research and development in process at the time of the Fibronics Acquisition have not had a material effect on MRV's research and development expenses as a percentage of net sales. These projects were completed as of 1997.

     In September 1996, the Company completed a private placement of an aggregate of $30,000,000 principal amount of 5% convertible subordinated debentures due August 6, 1999 (the "Debentures"). Proceeds from this private placement were used to purchase the Fibronics Business. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that decreased over the life of the Debentures until it reached a floor. At a meeting of the Emerging Issues Task Force held on March 13, 1997, the staff of the Securities and Exchange Commission ("SEC") announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with a beneficial conversion feature such as that contained in the Debentures. As announced, the SEC requires that a beneficial conversion feature attached to instruments such as the Debentures that are convertible into equity be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and charging it to interest expense. As a result of the SEC's position, the Company added a non-recurring, non-cash charge to its results of operations for the years ended December 31, 1996 and 1997 related to the issuance of the Debentures in the amounts of $4,357,000 and $843,000, respectively. The Company will not need to report future charges relating to the issuance of the Debentures as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

     On January 30, 1998, MRV completed the Xyplex Acquisition from Whittaker. The purchase price paid to Whittaker consisted of $35,000,000 in cash and 3-year warrants to purchase up to 500,000 shares of common stock of the Company at an exercise price of $35 per share. During the year ended December 31, 1995, the period from January 1, 1996 through April 9, 1996 (the day Xyplex was acquired by Whittaker), the period from April 10, 1996 through October 31, 1996 and the fiscal year ended October 31, 1997, Xyplex reported net revenues of $107,617,000, $28,100,000, $52,021,000, and $75,663,000, respectively, and net losses of $37,360,000, $2,269,000, $13,353,000 and $80,309,000, respectively.
While adding 11 months of Xyplex' revenues to those of the Company, the charges resulting from the Xyplex Acquisition are expected to have a material adverse effect on the net operating results the Company expects to report during and for the year ending December 31, 1998. The Company's ability to operate Xyplex profitably will depend upon its ability to integrate this business successfully, including (i) the completion of Xyplex' research and development projects in process, especially the EdgeBlaster program, (ii) the integration of the products, technologies and personnel of Xyplex into the Company, (iii) management's ability to reduce Xyplex' operating costs, and (iv) the continued market acceptance of Xyplex' products and technology.

     The Company's international sales are not concentrated in any specific country. The estimated operating profit from international sales for the years ended December 31, 1997, 1996 and 1995 were $18,113,000, $8,009,000, $2,646,000, respectively. The amounts for the years ended December 31, 1996 and 1995 are before non-recurring charges. Including non-recurring charges, operating losses from international sales for the years ended December 31, 1995 and 1996 were $2,789,000 and $16,054,000, respectively. At December 31, 1995, 1996 and 1997,
16%, 14% and 17%, respectively, of the Company's assets were located in the Middle East and at December 31, 1996 and 1997, 17% and 14%, respectively, of the Company's assets were located in the European Community. Except for such assets, there were no significant assets located in geographic regions outside of the U.S. at December 31, 1995, 1996 or 1997. In years prior to 1995, substantially all the assets were located in the U.S.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues (except for revenue growth rates).

                                                                        Year ended December 31,
                                                                       -------------------------
                                                                        1995      1996      1997
                                                                       ------    ------    ------
Revenues, net ....................................................     100.0%    100.0%    100.0%
Revenue growth rate from prior period ............................     124.0     126.6      86.3
Cost of goods sold ...............................................      57.7      58.0      57.2
                                                                       -----     -----     -----
Gross profit .....................................................      42.3      42.0      42.8
Operating expenses:
   Research and development expenses .............................      10.3       9.2       7.9
   Selling, general and administrative expenses ..................      17.3      15.8      16.5
                                                                       -----     -----     -----
Operating income before non-recurring charges ....................      14.7      17.0      18.3
   Purchased technology in progress ..............................      15.8      20.0      --
   Restructuring costs ...........................................       3.7       7.9      --
                                                                       -----     -----     -----
Operating income .................................................      (4.9)    (10.9)     18.3
Other income (expense), net ......................................       1.7       0.2       1.6
Interest expense related to convertible debentures and acquisition      --        (4.9)     (0.5)
                                                                       -----     -----     -----
Income (loss) before taxes .......................................      (3.2)%   (15.8)%    19.4%
                                                                       =====     =====     =====
Pro forma financial data (excluding non-recurring charges):
    Operating income .............................................      14.6%     17.0%     18.3%
    Income (loss) before taxes ...................................      16.3      17.2      20.0


Years ended December 31, 1997 and 1996

     Revenues. Revenues for the year ended December 31, 1997 were $165,471,000, compared to $88,815,000 for the year ended December 31, 1996, an increase of 86.3%. Revenues from sales of networking products and optical transmission products were 76% and 24%, respectively, of total revenues during the year ended December 31, 1997 as compared to 69% and 31%, respectively, of total revenues during the year ended December 31, 1996. Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 60% of revenues for year ended December 31, 1997, as compared to 53% of revenues for year ended December 31, 1996. International sales, as a percentage of total revenues, increased mainly as a result of increased sales, marketing and support resources in place in Europe and increased sales to the Pacific Rim region. While the Company has achieved significant revenue growth in previous periods, there can be no assurance that the Company will sustain such growth.

     Gross Profit. Gross profit for the year ended December 31, 1997 was $70,762,000 compared to $37,337,000 for the year ended December 31, 1996. The changes represented an increase of $33,425,000 or 89.5% for the year ended December 31, 1997. Gross Profit as a percentage of revenues increased from 42.0% during the year ended December 31, 1996 to 42.8% for the year ended December
31, 1997 as a result of increased sales of higher margin products such as the MegaSwitch family of products as well as lower cost production techniques.

     Research and Development. For the years ended December 31, 1997 and 1996, research and development expenses ("R&D") expenses were $13,093,000 and $8,201,000, respectively. In the case of absolute dollars, the 59.7% increase in R&D spending during the year ended December 31, 1997 over the year ended December 31, 1996 was attributable to the continued development of the Company's networking and fiber optic products including Ethernet/Fast Ethernet/Gigabit Ethernet switches, GigaHub modules, GigaFrame switch and fiber optic components. Additional costs were also associated with the hiring of new research and development personnel and consultants. R&D expenses as a percentage of revenues declined from 9.2% of revenues during year ended December 31, 1996, to 7.9% of revenues for year ended December 31, 1997. This decrease was primarily caused because the Company's revenues during the periods increased at a faster rate than R&D expenses. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

     Selling, General and Administrative. For the years ended December 31, 1997 and 1996, selling, general and administrative ("SG&A") expenses increased to $27,365,000 from $14,025,000. As a percentage of revenues, SG&A increased from 15.8% for the year ended December 31, 1996 to 16.5% for the year ended December 31, 1997. The increases in SG&A expense, both in dollar amounts and as a percentage of sales were due primarily to substantially increased marketing efforts as well as the addition of personnel and overhead costs in additional and expanded locations.

     Purchased Technology in Progress and Restructuring Costs. Purchased technology in progress for the year ended December 31, 1996 was $17,795,000. The purchased technology in 1996 was for R&D projects of Fibronics in progress at the time of the Fibronics Acquisition on September 26, 1996. Restructuring costs during the year ended December 31, 1996 were $6,974,000. The restructuring in 1996 was associated with a plan adopted by the Company on September 30, 1996, in conjunction with the Fibronics Acquisition, calling for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines. Purchased technology in progress for the year ended December 31, 1995 was $6,211,000. The Company did not incur these charges in 1997.

     Interest Expense Related to Convertible Debentures and Acquisition. In September 1996, the Company completed a private placement of $30,000,000 principal amount of convertible Debentures. See "Liquidity and Capital Resources," below. To give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the Company's consolidated financial statements for the years ended December 31, 1996 and 1997 as additional interest expense and such fixed discount was accreted through the first possible conversion date of the respective issuance. The Company will not need to report future charges relating to the issuance of the Debentures as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

     Net Income. Net income increased to $22,585,000 for the year ended December 31, 1997 from a net loss of $9,654,000 for the year ended December 31, 1996. Net losses during the year ended December 31, 1996 were the result of aggregate charges related to the Company's acquisition of Fibronics from Elbit, including charges from purchased technology in progress, restructuring costs and the interest on the Debentures. Excluding these non-recurring charges, net of tax effects, of $20,209,000, net income for the year ended December 31, 1996 would have been $10,555,000. Excluding non-recurring charges from interest on the Debentures, net income for the year ended December 31, 1997 would have been $23,428,000.

Years ended December 31, 1996 and 1995

     Revenues. Revenues for the year ended December 31, 1996 were $88,815,000 compared to $39,202,000 for the year ended December 31, 1995, an increase of 126%. Revenues from sales of networking products and optical transmission products were 69% and 31%, respectively, of total revenues during the year ended December 31, 1996 as compared to 60% and 40%, respectively, of total revenues during the year ended December 31, 1995. The changes represented increases of $38,140,000 or 162% and $11,473,000 or 73% in revenues from networking products and optical transmission products, respectively, for the year ended December 31, 1996. Total revenues increased as a result of strong demand for LAN connectivity and fiber optic products. Revenues from networking products increased primarily due to sales of the MegaSwitch II product line and revenues from optical transmission products increased primarily as a result of volume shipments, beginning in the third quarter of 1996, of a new bidirectional optical transmission and reception module for Fiber-to-the-Curb ("FTTC") applications and sales to the cable TV industry. International sales accounted for approximately 53% of revenues for the year ended December 31, 1996 as compared to approximately 45% of revenues for the year ended December 31, 1995. International sales, as a percentage of total revenues, increased because of increased concentration of sales and marketing efforts overseas. The Company estimates that most of the growth in international sales resulted from the increased concentration of sales and marketing and that the acquisition of Fibronics accounted for approximately 12% of the growth. The Fibronics Acquisition, which was not completed until September 26, 1996, resulted in only a marginal increase in total revenues for 1996, primarily caused from sales of older Fibronics products that were not eliminated as part of the Company's restructuring of the Fibronics business.

     Gross Profit. Gross profit for the year ended December 31, 1996 was $37,337,000 as compared to $16,594,000 for the year ended December 31, 1995. The changes represented an increase of $20,743,000 or 125% for the year ended December 31, 1996. Gross profit as a percentage of revenues was approximately 42% for both the years ended December 31, 1995 and 1996.

     Research and Development. For the years ended December 31, 1996 and 1995, R&D expenses were $8,201,000 and $4,044,000, respectively, which represented approximately 9.2% of revenues for 1996 and 10.3% for 1995. R&D expenses increased primarily due to additions in engineering personnel and the commencement of new R&D projects. Research and development expenses were lower as a percentage of revenues in 1996 primarily because certain of the Company's R&D programs in Israel were partially funded by the Chief Scientist of Israel and R&D expenses were spread over a larger revenue base. The Company continues to devote significant resources to its R&D efforts. During 1995 and 1996, the Company's R&D activities were focused on expanding its family of networking switching products and extending its fiber optic expertise into new product areas.

     Selling, General and Administrative. For the year ended December 31, 1996, SG&A expenses increased to $14,025,000 from $6,799,000 in 1995. The increase in SG&A expenses is due primarily to increased marketing expenses, including those associated with additions to personnel. As a percentage of sales, SG&A expenses decreased from 17.3% to 15.8% for the years ended December 31, 1995 and December 31, 1996, respectively. The decrease as a percentage of sales in the year ended December 31, 1996 resulted primarily due to increased sales in 1996.

     Purchased Technology in Progress and Restructuring Costs. Purchased technology in progress for the year ended December 31, 1996 was $17,795,000. The purchased technology in 1996 was for R&D projects of Fibronics in progress at the time of the Fibronics Acquisition on September 26, 1996. Restructuring costs during the year ended December 31, 1996 were $6,974,000. The restructuring in 1996 was associated with a plan adopted by the Company on September 30, 1996, in conjunction with the Fibronics Acquisition, calling for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines. Purchased technology in progress for the year ended December 31, 1995 was $6,211,000. The purchased technology was for R&D projects in progress at the time of acquisition of assets from Galcom and Ace. Restructuring costs during the year ended December 31, 1995 were $1,465,000. The restructuring in 1995 was associated with a plan adopted by the Company on June 30, 1995 calling for the merger of new subsidiaries acquired in the Ace and Galcom acquisitions in 1995 and the Company's LAN products division. The plan also called for the closure of some facilities, termination of redundant employees and cancellation of representation agreements.

     Interest Expense Related to Convertible Debentures and Acquisition. To give effect to the accounting treatment announced by the staff of the SEC at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the 1996 financial statements as additional interest expense and such discount has been accreted through the first possible conversion date of the respective issuance.

     Net Loss. Net loss increased from a loss of $1,273,000 during the year ended December 31, 1995 to a loss of $9,654,000 for the year ended December 31, 1996. The increase in net loss in 1996 was due to the Fibronics Acquisition, which included charges for purchased technology in progress and restructuring costs. Net income for the year ended December 31, 1996 would have been $10,555,000, excluding $20,209,000 of charges, net of tax effects, associated with the Fibronics Acquisition. Net income for the year ended December 31, 1995 would have been $4,345,000, excluding $5,618,000 of charges, net of tax effects, associated with the acquisitions of Galcom and Ace. Excluding, these non-recurring charges, net income increased by $6,210,000 or 143% for the year ended December 31, 1996.

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

                                                                      (Amounts in thousands)
                                            1995                               1996                               1997
                               --------------------------------  ----------------------------------  -------------------------------
                                 Q1      Q2      Q3       Q4       Q1       Q2       Q3        Q4      Q1      Q2       Q3      Q4
                               ------  ------  -------  -------  -------  -------  -------  -------  ------- ------- ------- -------
Revenues, net................  $6,737  $8,310  $11,135  $13,020  $15,529  $19,586  $22,664  $31,036  $35,564 $39,528 $41,979 $48,400
Gross profit.................   2,477   3,475    4,826    5,816    6,540    8,175    9,382   13,240   15,388  16,643  18,174  20,557
Operating income before
 non-recurring charges.......     858   1,221    1,645    2,027    2,720    3,224    3,558    5,609    6,865   7,370   8,131   7,938
Operating income (loss)......     858  (6,455)   1,645    2,027    2,720    3,224  (21,211)   5,609    6,865   7,370   8,131   7,938
Net income (loss)............     705  (4,707)   1,155    1,574    1,879    2,283  (15,504)   1,688    4,343   5,209   5,922   7,111


LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company completed a private placement of $30,000,000 principal amount of Debentures. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that increased over the life of the Debentures until it reached a floor. Through June 30, 1997, the entire $30,000,000 principal amount of Debentures and accrued interest had been converted into 1,816,159 shares of Common Stock.

     In September 1996, the Company completed the Fibronics Acquisition from Elbit. The purchase price for the Fibronics Business was approximately $22,800,000, which was paid with Common Stock and cash. The cash was provided from a portion of the proceeds of the private placement of Debentures. Elbit subsequently resold the shares of Common Stock it received from the Company in the open market.

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

     In September 1997, the Company completed a follow-on public offering of 2,785,000 shares of Common Stock raising net proceeds of $93,320,000 (the "1997 Public Offering").

     Net cash used in operating activities for the years ended December 31, 1997 was $2,761,000. The funds were used primarily for increased inventories and receivables as a result of increased revenues. Net cash provided by financing activities for year December 31, 1997 and 1996 were $95,153,000 and $38,882,000, respectively. The cash provided by financing activities in 1997 came principally from the proceeds from 1997 Public Offering, which were partially offset by the repurchase of the Common Stock from Elbit. Net cash used in investing activities for the year ended December 31, 1997 was $87,454,000. The cash used in investing activities was primarily used to purchase investments in U.S. Government securities.

     Net cash used in operating activities for the year ended December 31, 1996 was $148,000. The funds were used primarily for increased inventories and receivables as a result of increased revenues. Net cash used in investing activities for the year ended December 31, 1996 was $26,047,000, which primarily related to the net purchases of investments and net cash used in acquisitions. Cash provided by financing activities in 1996 was primarily from the private placement of $30,000,000 principal amount of Debentures relating to the Fibronics Acquisition and proceeds from the issuance of Common Stock. The majority of cash used for investing activities during 1996 was for the purchase of the Fibronics Business and net purchases of investments.

     Accounts receivable were $47,258,000 at December 31, 1997 as compared to $24,296,000 at December 31, 1996. The increase in accounts receivable was primarily attributable to the increase in overall sales.

     Inventories were $41,689,000 at December 31, 1997 as compared to $18,238,000 at December 31, 1996. The increase in inventories was primarily attributable to the Company's decision to add larger inventories to shorten lead times for customers. Also contributing to the increase were a ramp-up of new products which did not begin shipping until the end of the quarter and a drop in orders anticipated from certain OEMs during the quarter. Management believes that MRV's inventory levels at various points in time may not necessarily be comparable to those of many other companies in its industry. This is because MRV conducts significant in-house manufacturing of various components used in its products and thus carries substantial raw materials and work-in-progress in addition to finished products in its inventories. In contrast, many competitors outsource to turnkey contract manufacturers substantial portions of their production requirements and thus do not include material amounts of raw materials or work in progress in inventories and may not even include finished products in inventory if the contract manufacturer ships directly to the competitors' customers.

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

     On December 27, 1996, Datapoint brought an action against NBase Communications, Inc., a subsidiary of the Company ("NBase") and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combine additional enhanced capability and/or which provide multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

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

YEAR 2000

     Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the Company's investigation to date, management does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results or operations and business prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed as part of this Report:

                                                                                  PAGE
                                                                                  ----
Report of Independent Public Accountants.........................................  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997.....................  F-2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997 .........................................................  F-4

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997 ..............................................  F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997 .........................................................  F-6

Notes to Consolidated Financial Statements ......................................  F-8



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MRV Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MRV COMMUNICATIONS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                               /S/ ARTHUR ANDERSON LLP

                                                   ARTHUR ANDERSEN LLP



Los Angeles, California
February 20, 1998

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (IN THOUSANDS)




                                                           DECEMBER 31,
                                                  --------------------------
                                                    1996               1997
                                                  --------           -------
CURRENT ASSETS:
  Cash and cash equivalents                         $14,641          $ 19,428
  Short-term investments                             17,659            36,413
  Accounts receivable, net of allowance of
    $2,468 in 1996 and $4,252 in 1997                24,296            47,258
  Inventories                                        18,238            41,689
  Deferred income tax asset                           2,660             2,280
  Other current assets                                4,377             7,248
                                                    -------           -------
               Total current assets                  81,871           154,316
                                                    -------           -------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Building                                            1,464             3,127
  Machinery and equipment                             3,941             4,294
  Furniture and fixtures                                286               560
  Computer hardware and software                      1,513             2,134
  Leasehold improvements                                533               710
                                                    -------           -------
                                                      7,737            10,825
  Less--Accumulated depreciation and
    amortization                                     (1,489)           (2,642)
                                                    -------           -------
                                                      6,248             8,183
                                                    -------           -------
OTHER ASSETS:
  Investments                                             -            62,382
  Deferred income tax asset                           6,036             6,231
  Goodwill, net of accumulated
    amortization of $210 in 1996
    and $372 in 1997                                  2,788             5,077
  Other                                                   -                47
                                                    -------           -------
                                                      8,824            73,737
                                                    -------           -------
                                                    $96,943          $236,236
                                                    =======           =======


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                                             DECEMBER 31,
                                                       ------------------------
                                                         1996            1997
                                                       ---------      ---------
CURRENT LIABILITIES:
  Current portion of capital
    lease obligations                                  $     119      $     111
  Accounts payable                                        11,328         30,439
  Accrued liabilities                                      6,389          8,429
  Accrued restructuring costs                              3,549           --
  Customer deposit                                         1,500            293
  Income taxes payable                                     2,013          3,485
                                                       ---------      ---------
               Total current liabilities                  24,898         42,757
                                                       ---------      ---------

LONG-TERM LIABILITIES:
  Convertible debentures                                  17,325           --
  Capital lease obligations, net of
    current portion                                        1,035            788
  Other long-term liabilities                                532          2,065
                                                       ---------      ---------
               Total long-term liabilities                18,892          2,853
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST                                            852            657
COMMON STOCK ISSUED IN CONNECTION WITH
  ACQUISITION (Note 3)                                    10,530           --
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
    Authorized - 1,000 shares;
      no shares issued or outstanding                       --             --
  Common stock, $0.0034 par value:
    Authorized - 40,000 shares
    Issued and outstanding - 21,286
      shares in 1996 and 26,360 in 1997                       70             88
  Capital in excess of par value                          49,636        175,874
  Retained earnings (deficit)                             (7,950)        14,635
  Cumulative translation adjustments                          15           (628)
                                                       ---------      ---------
                                                          41,771        189,969
                                                       ---------      ---------
                                                       $  96,943      $ 236,236
                                                       =========      =========



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            1995           1996          1997
                                          ---------     ---------     ---------
REVENUES, net:                            $  39,202     $  88,815     $ 165,471
                                          ---------     ---------     ---------
COSTS AND EXPENSES:
  Cost of goods sold                         22,608        51,478        94,709
  Research and development expenses           4,044         8,201        13,093
  Selling, general and
    administrative expenses                   6,799        14,025        27,365
  Purchased technology in
    progress                                  6,211        17,795          --
  Restructuring costs                         1,465         6,974          --
                                          ---------     ---------     ---------
                                             41,127        98,473       135,167
                                          ---------     ---------     ---------
      Operating income (loss)                (1,925)       (9,658)       30,304
                                          ---------     ---------     ---------
OTHER INCOME (EXPENSE):
  Interest expense related to
    convertible debentures
    and acquisition                            --          (4,357)         (843)
  Minority interest                            --            (196)         (146)
  Interest income                               641           702         2,841
  Interest expense                             (102)         (743)         (118)
  Other                                         115           194            21
                                          ---------     ---------     ---------
                                                654        (4,400)        1,755
                                          ---------     ---------     ---------
      Income (loss) before provision
        (benefit) for income taxes           (1,271)      (14,058)       32,059

PROVISION (BENEFIT) FOR INCOME TAXES              2        (4,404)        9,474
                                          ---------     ---------     ---------
NET INCOME (LOSS)                         $  (1,273)    $  (9,654)    $  22,585
                                          =========     =========     =========
EARNINGS (LOSS) PER COMMON SHARE
  INFORMATION:

      Basic earnings (loss) per
        common share                      $    (.07)    $    (.49)    $    0.95
                                          =========     =========     =========
      Diluted earnings (loss)
        per common share                  $    (.07)    $    (.49)    $    0.88
                                          =========     =========     =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

      Basic                                  18,377        19,739        23,670
                                          =========     =========     =========
      Diluted                                18,377        19,739        25,734
                                          =========     =========     =========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)




                                          COMMON STOCK           CAPITAL IN      RETAINED     CUMULATIVE
                                     -----------------------      EXCESS OF      EARNINGS     TRANSLATION
                                      SHARES          AMOUNT      PAR VALUE      (DEFICIT)     ADJUSTMENTS          TOTAL
                                      ------          ------      ---------      ---------     -----------          -----
BALANCE,
  December 31, 1995                   19,049              63      $  23,491      $   1,704       $    --        $  25,258

  Shares held by trustee
    relating to Fibronics
    acquisition                          137            --             --             --              --              --

  Conversion of
    debentures                           812               2         12,851           --              --            12,853

  Exercise of stock
    warrants and options               1,088               4          4,938           --              --             4,942

  Issuance of common
    stock for cash                       200               1          3,999           --              --             4,000

  Interest expense related
    to convertible debentures
    and acquisition
    (see Note 4)                        --              --            4,357           --              --             4,357

  Translation adjustments               --              --             --             --                15              15

  Net loss                              --              --             --           (9,654)           --            (9,654)
                                   ---------       ---------      ---------      ---------       ---------       ---------
BALANCE,
  December 31, 1996                   21,286       $      70         49,636         (7,950)             15          41,771
                                   ---------       ---------      ---------      ---------       ---------       ---------

Issuance of common stock
  in connection with
  public offering                      2,785               9         93,311           --              --            93,320

Issuance of common stock
  in connection with
  the acquisition of
  Fibronics Ltd.                         275               1          6,299           --              --             6,300

Return of shares held
  by trustee relating
  to Fibronics acquisition              (137)           --             --             --              --              --

Conversion of debentures               1,013               4         17,737           --              --            17,741

Exercise of stock warrants
  and options, including
  related tax benefit                  1,138               4          8,464           --              --             8,468

Interest expense related
  to convertible debentures
  and acquisition                       --              --              427           --              --               427


Translation adjustment                  --              --             --             --              (643)           (643)

  Net income                            --              --             --           22,585            --            22,585
                                   ---------       ---------      ---------      ---------       ---------       ---------
BALANCE,
  December 31, 1997                   26,360       $      88      $ 175,874      $  14,635       $    (628)      $ 189,969
                                   =========       =========      =========      =========       =========       =========


  The accompanying notes are an integral part of these consolidated statements.

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                          YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                 1995           1996             1997
                                               --------       --------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ (1,273)      $ (9,654)      $22,585
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Depreciation and amortization                 305            943         1,439
      Provision for losses on accounts
        receivable                                  525          1,643         1,951
      (Gain) loss on sale of property and
        equipment                                    (6)           192          --
      Realized (gain) loss on investment           --             (180)         (215)
      Purchased technology in progress            5,691         17,795          --
      Interest related to convertible
        debentures and acquisition                 --            4,357           843
      Amortization of premium
        on U.S. Treasury notes                        8           --              37
      Minority interests' share of income          --              196           146
      Changes in assets and
        liabilities, net of effects
        from acquisitions:
        Decrease (increase) in:
          Accounts receivable                    (6,859)       (10,937)      (22,568)
          Inventories                            (5,397)        (5,697)      (21,867)
          Deferred income taxes                  (1,357)        (6,839)          185
          Other assets                              166         (3,031)       (2,824)
        Increase (decrease) in:
          Accounts payable                        1,457          1,912        17,435
          Accrued liabilities and
            restructuring                           154          6,623        (2,092)
          Income taxes payable                      425            798         3,622
          Customer deposits                         (15)         1,500        (1,207)
          Accrued severance pay                     (19)           231          (231)
          Deferred rent                              (3)          --            --
                                               --------       --------       --------
             Net cash used in operating
               activities                        (6,198)          (148)       (2,761)
                                               --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (1,035)        (2,593)       (1,207)
  Proceeds from the sale of property
    and equipment                                    14           --            --
  Purchases of investments                      (22,013)       (45,612)     (148,948)
  Proceeds from sale of investments              24,741         29,133        67,990
  Restricted cash                                (6,272)         6,272          --
  Cash used in acquisitions, net of
    cash received                                (1,000)       (13,247)       (5,289)
                                               --------       --------       --------
             Net cash used in
               investing activities              (5,565)       (26,047)      (87,454)
                                               --------       --------       --------



                 The accompanying notes are an integral part of
                         these consolidated statements.

                                                   YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                           1995           1996             1997
                                         --------       --------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
    common stock                            9,715          8,942            99,638
  Proceeds from the issuance of
    debentures                                 --         30,000                --
  Principal payments on capital
    lease obligations                         (78)           (60)             (255)
  Loans receivable from officers               32             --                --
  Repurchase of common stock
    issued in connection with
    acquisition                                --             --            (4,230)
                                         --------       --------       -----------
             Net cash provided by
               financing activities         9,669         38,882            95,153
                                         --------       --------       -----------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                 --              3              (151)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     (2,094)        12,690             4,787

CASH AND CASH EQUIVALENTS,
  beginning of year                         4,045          1,951            14,641
                                         --------       --------       -----------
CASH AND CASH EQUIVALENTS,
  end of year                            $  1,951       $ 14,641       $    19,428
                                         ========       ========       ===========




                 The accompanying notes are an integral part of
                         these consolidated statements.

                            MRV COMMUNICATIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBase Communications, Inc., NBase Communications, Ltd. (Nbase Ltd.), NBase Europe GmbH (Nbase Europe), NBase Fibronics, Ltd. (Fibronics), Netsoft Solutions, Ltd. (Netsoft), and its 70 percent-owned subsidiary, EDSLAN SRL (EDS). All significant intercompany transactions and accounts have been eliminated.

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

        The financial statements of NBase Europe, Netsoft and EDS have been prepared in the companies' local currencies and have been translated into U.S. dollars. The functional currency for these companies is their local currency.

        Assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

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

        STOCK-BASED COMPENSATION PLAN

        The Company accounts for its stock based compensation plan (see Note 8) under the provisions of APB Opinion No. 25. The Company has elected to follow the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning January 1, 1995 for employee awards. See Note 8 for disclosure of pro forma income (loss) and income (loss) per common share amounts for the years ended December 31, 1995, 1996 and 1997 as required by SFAS 123. The Company has adopted SFAS 123 for all non-employee awards beginning January 1, 1996.

        REVENUE RECOGNITION

        The Company recognizes revenue and provides for returns and warranty upon shipment of products.

        The Company has no customer that accounted for 10 percent or more of the Company's revenues in 1995, 1996 and 1997. There were no customers with a receivable balance greater than 10 percent of total receivables at December 31, 1996 and 1997.

        Sales to countries outside the United States approximated 45 percent, 53 percent and 60 percent of the Company's revenues in 1995, 1996 and 1997, respectively. See Note 9 for sales by geographic areas.

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

        Also in connection with the Company's acquisitions, during the years ended December 31, 1995 and 1996, the Company recorded $1,465,000 and $6,974,000 as restructuring costs, respectively, which primarily related to the closing of facilities, a reduction of its workforce, elimination of product lines and the settlement of distribution agreements. The reduction of the workforce in 1995 related to 63 employees, of which six were upper management personnel. The reduction of the workforce in 1996 related to 95 employees, of which seven were upper management personnel.

        CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

        RESTRICTED CASH BALANCES

        At December 31, 1996, the Company had letters of credit secured by a portion of the Company's short-term investments. There were no restrictions at December 31, 1997.

        CONCENTRATION OF CREDIT RISK

        The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits.

        INVESTMENTS

        The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        At December 31, 1996 and 1997, short- and long-term investments consisted of U.S. Treasury notes. As defined by the standard, the Company has classified its investments in these debt securities as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 1996 and 1997. All short-term investments mature by December 1998.

        INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of material, labor and overhead.

        Inventories consisted of the following as of December 31, 1996 and 1997 (in thousands):

                                                 1996              1997
                                               -------           -------
        Raw materials                           $8,295           $17,568
        Work-in-process                          3,975            13,436
        Finished goods                           5,968            10,685
                                               -------           -------
                                               $18,238           $41,689
                                               =======           =======

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

        GOODWILL

        The Goodwill resulted from the Company's acquisitions during 1995, 1996 and 1997. It is amortized on a straight-line basis over 8 years. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value will be recovered through future expected operating results.

        CUSTOMER DEPOSIT

        The customer deposit at December 31, 1996 represents an advance payment from a company. The payment was deferred until the related revenue was earned in 1997.

        WARRANTY

        The Company warrants its products against defects in materials and workmanship for one to three year periods. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

        STATEMENTS OF CASH FLOWS

        Cash paid for income taxes was $932,000 in 1995, $1,620,000 in 1996 and $5,473,000 in 1997. Cash paid for interest was $102,000 in 1995, $150,000 in
1996 and $214,000 in 1997.

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

        In 1997, $17,325,000 of convertible debentures and $843,000 of interest were converted into approximately 1,013,000 of shares common stock. Also, the Company received $2,150,000 of tax benefits relating to the sale of non-qualified stock options.

        These non-cash transactions are excluded from the Statements of Cash Flows.

        COMMON STOCK SPLITS

        On May 20, 1996, the Company effected a 3 for 2 stock split of its common stock, and on July 29, 1996, the Company effected a 2 for 1 stock split of its common stock. All share amounts set forth in these consolidated financial statements have been retroactively restated to give effect to these stock splits.

        NET INCOME PER COMMON SHARE

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The statement replaces primary EPS with basic EPS, which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision also requires the calculation of diluted EPS. The Company adopted this statement in 1997 and all prior year earnings per share amounts have been recalculated based on the provisions of SFAS No. 128.

        The following schedule summarizes the information used to compute earnings per common share (in thousands except per share data):


                                                  Years Ended December 31,
                                          ---------------------------------------
                                             1995           1996           1997
                                          ---------      --------      --------

Net income (loss)                          $ (1,273)     $ (9,654)     $ 22,585
                                           ========      ========      ========
Weighted average number of common shares
  used to compute basic net income per
  common share                               18,377        19,739        23,670

Dilutive effect of common share
  equivalents                                    --            --         2,064
                                            -------       -------       -------
Weighted average number of common shares
  used to compute diluted net income
  per common share                           18,377        19,739        25,734
                                            ========      ========      ========
Basic net income (loss) per common
  share                                         .07          (.49)          .95

Diluted net income (loss) per common
  share                                         .07          (.49)          .88

        NEW AUTHORITATIVE PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (FASB) introduced SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires certain disclosures regarding changes in the equity of the Company that result from transactions and other economic events other than transactions with stockholders. SFAS No. 130 will be adopted by the Company in 1998. Management does not expect the adoption of this standard to have a material effect on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The statement requires disclosures for segments determined using the "management approach", which is based on the way the chief operating decision-maker organizes segments within a company. This statement is effective for the year ending December 31, 1998, and it must be applied on a limited basis to interim periods thereafter. The standard will have no effect on the Company's financial position or statement of operations, but may change the presentation of segment information in the financial statements.

        RECLASSIFICATIONS

        Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

3.      ACQUISITIONS AND RESTRUCTURING

        NBase Communications

        On May 1, 1995, the Company acquired certain assets and the distribution business of Galcom Networking, Ltd. (Galcom), a network equipment company located in Israel. The purchase price paid by the Company was approximately $900,000 in cash and the assumption of approximately $1,800,000 in liabilities and debts.

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

        EDSLAN

        In May 1996, the Company purchased 50 percent of the outstanding stock of EDSLAN SRL, an Italian networking company. The purchase price paid by the Company was approximately $1,050,000. The purchase agreement calls for the Company to receive 80 percent of EDS' profits or losses from the date of acquisition. In June and November, 1997, the Company purchased an additional 10 percent of the outstanding stock of EDSLAN SRL, for $500,000, respectively. At December 31, 1997, the Company owns 70 percent of EDSLAN SRL.

        Fibronics

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

        The Company guaranteed Elbit that it would realize at least $10,530,000 from the shares of common stock, plus interest thereon at 0.67% per month from January 1, 1997 until such shares were resold. The Company secured the guarantee with a letter of credit from a major bank in the amount of approximately $4,300,000 and by issuing to a trustee an additional 137,000 shares of common stock. After January 14, 1997, Elbit could, under certain circumstances, elect to cause the Company to repurchase up to approximately 275,000 shares for $6,300,000, plus interest thereon at 0.67% per month from January 1, 1997 through the date of purchase.

        In March 1997, the Company and Elbit agreed to amend their agreement regarding the common stock portion of the purchase price paid to Elbit for the distribution business of Fibronics, Ltd. First, the Company repurchased approximately 184,000 shares, paying Elbit $4,230,000 (approximately $23.00 per share) (plus accrued interest thereon at 0.67% per month from January 1, 1997 through March 13, 1997). Second, with respect to the remaining 275,000 shares (the "Additional Shares"), the Company guaranteed that the Additional Shares could be resold by Elbit for at least $6,300,000 (approximately $23.00 per share), plus interest thereon at 0.67% per month from January 1, 1997 through the date of Elbit's resale. To secure any shortfall, the Company delivered to Elbit pending resale of the Additional Shares a letter of credit from a major bank, expiring on June 15, 1997, in the amount of approximately $6,536,000. Elbit is due to pay to the Company any excess above $23.00 per share, which is an immaterial amount. As part of the amended agreement, Elbit also returned the 137,000 shares to the Company.

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

        All acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values, as follows (in thousands):

                                                                  1995             1996
                                                                --------         --------
        Inventory                                               $   319          $  3,574
        Accounts receivable                                        -                2,686
        Property and equipment                                      600             1,793
        Other assets                                               -                  315
        Current liabilities and debt                             (2,267)           (3,962)
                                                                -------          --------
               Net assets acquired or
                 liabilities assumed                             (1,348)            4,406

        Cash paid for legal, consulting and
          other costs                                              (395)             (450)
        Accrued legal, consulting and others
          costs                                                    (125)             (365)
        Common stock issued to sellers                           (3,910)          (10,530)
        Cash paid to sellers                                     (1,000)          (13,287)
                                                                -------          --------
               Paid or accrued                                   (5,430)          (24,632)

        Allocated to purchased
          technology in progress                                  6,211            17,795
                                                                -------          --------
        Goodwill                                                $   567          $  2,431
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

        The following summarized unaudited pro forma financial information for the years ended December 31, 1996 assumes the acquisitions of NBase Communications, Ltd., EDSLAN, Fibronics and NBase Europe GmbH occurred on January 1, 1995 (in thousands, except for per share data):

                                              1995             1996
                                            --------         --------
Revenues, net                                $82,008         $111,000
Net income                                       762            1,294
Earnings per common share                    $  0.04         $   0.07
                                            ========         ========

        Pro forma net income and earning per common share amounts do not include the purchased technology in progress costs, net of their tax effects, included in the accompanying 1995 and 1996 Statement of Operations.

        Netsoft

        In November 1997, the Company agreed to a small purchase of Netsoft Solutions, Ltd. (Netsoft). Under the agreement, the Company acquired certain assets and the business operations of Netsoft, a French networking company. The purchase price paid by the Company was approximately $4,700,000, of which approximately $2,300,000 was goodwill.

4.      CONVERTIBLE DEBENTURES

        In September 1996, the Company completed a private placement of $30,000,000 principal amount of convertible debentures. The proceeds from the private placement were primarily used to finance the Company's 1996 acquisition of certain assets from Fibronics, Ltd. (see Note 3). The debentures bore interest at 5 percent per annum, payable semi-annually, and were convertible into common stock at any time at the option of the holders. A discount from the market price at the time of conversion applied beginning 90 days after the first issuance of debentures. The Company could force conversion under certain circumstances and after certain dates, and the debentures would automatically convert into common stock at maturity if not previously converted. The conversion price was a specified percentage of the prevailing market price of the Company's common stock on the conversion date, which was defined in the debenture agreement as the average of the closing bid price of a share of the Company's stock for the five trading days immediately preceding the conversion date. The conversion price was 85.5 percent of the applicable market price if the debentures were converted during the 30 days beginning December 6, 1996. The conversion price decreased by an additional one percent each 30 days after January 4, 1997 until it reached a floor of 77.5 percent.

        The value of the fixed discount has been reflected in the accompanying consolidated financial statements as additional interest expense and such fixed discount has been accreted through the first possible conversion date of the respective issuance.

        As part of the private placement, the Company also issued to the holders three-year warrants to purchase an aggregate of up to 600,000 shares of common stock at an exercise price of $26.67 per share. In accordance with SFAS 123, the fair value of the warrants ($852,000) was recorded as an increase to stockholders' equity and amortized as additional interest expense over the life of the debentures.

        As of December 31, 1996, $12,675,000 principal amount of debentures, and $178,000 of accrued interest, had been converted into approximately 812,000 shares of common stock at an average conversion rate of $15.83 per share. At December 31, 1996, there were $17,325,000 principal amount of debentures outstanding and $297,000 of interest was owed to the holders relating to the debentures. This accrued interest is included in "accrued liabilities" on the accompanying December 31, 1996 consolidated balance sheet. In 1996, $4,357,000 was recorded as additional interest expense and as an increase to stockholders' equity relating to the "beneficial conversion" feature and the fair value of the warrants.

        During 1997, $17,325,000 principal amount of debentures, and approximately $843,000 of accrued interest, were converted into approximately 1,013,000 shares of common stock at an average conversion rate of $17.93 per share. At December 31, 1997, there are no debentures outstanding.

5.      WARRANTS

        COMMON STOCK PURCHASE WARRANTS

        In connection with various public and private offerings of common stock and acquisitions the Company has issued warrants to purchase additional shares of common stock.

        A summary of warrant activities for 1995, 1996 and 1997 is as follows (number of shares in thousands):

                                                  Number           Exercise
                                                of Shares           Prices
                                                ---------       ---------------
        Balance, December 31, 1994                 268             .27 to  1.71

          Issued                                 2,100            4.25 to  7.38
          Exercised                               (236)            .27 to  1.67
          Redeemed                                -                     -
                                                 -----          ---------------
        Balance, December 31, 1995               2,132             .27 to  7.38

          Issued                                 2,106            8.42 to 26.65
          Exercised                               (776)            .27 to  8.42
          Redeemed                                -                     -
                                                 -----          ---------------
        Balance, December 31, 1996               3,462          $  .27 to 26.65

          Issued                                    10                    32.50
          Exercised                               (766)           1.67 to 14.25
          Redeemed                                -                     -
          Canceled                                (100)                   20.00
                                                 -----          ---------------
        Balance, December 31, 1997               2,606          $  .27 to 32.50
                                                 =====          ===============

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

        The components of the net deferred income tax asset at December 31, 1996 and 1997 are as follows (in thousands):

                                                             1996           1997
                                                            ------         -------
        Allowance for bad debts                             $  777         $1,071
        Inventory reserve                                      280            466
        Warranty reserve                                       160            320
        Accrued restructuring costs                          1,147           -
        State income taxes                                     296            331
        Other, net                                            -                92
                                                            ------         ------
               Current portion                               2,660          2,280

        Purchased technology in progress                     6,998          6,231
        Valuation reserve                                     (962)          -
                                                            ------         ------
                                                             6,036          6,231
                                                            ------         ------
                                                            $8,696         $8,511
                                                            ======         ======

        The provision (benefit) for income taxes for the years ended December 31, 1995, 1996 and 1997 is as follows (in thousands):

                                              1995           1996          1997
                                             -------        --------      -------
        Current  - Federal                   $ 1,112        $ 1,692        $7,635
                 - State                         247            324           828
                 - Foreign                      -               547         1,356
                                              ------        -------        ------
                                               1,359          2,563         9,819
                                              ------        -------        ------

        Deferred - Federal                      (333)        (5,694)          157
                 - State                         (99)        (1,022)           28
                 - Foreign                      (925)          (251)         (530)
                                              ------        -------        ------
                                              (1,357)        (6,967)         (345)
                                              ------        -------        ------
        Provision (benefit)for
          income taxes                       $     2        $(4,404)       $9,474
                                             =======        =======        ======

        Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate based on U.S. pre-tax income for the years ended December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                            1995                       1995                      1996
                                   ----------------------     --------------------      ---------------------
                                   Amount         Percent     Amount       Percent      Amount        Percent
                                   ------         -------     ------       -------      ------        -------
Income tax
  provision
  (benefit)
  at statutory
  federal rate                    $    889         34.0%     $ (4,780)       (34.0)%    $ 11,222         35.0%
State and
  local income
  taxes, net
  of federal
  income tax
  effect                               160          6.1           563          4.0         1,924          6.0
Non-deductible
  interest expense                    --         --             1,542         11.0           175           .5
Research and
  development
  credit                              (173)        (6.7)         (374)        (2.7)       (1,669)        (5.2)
Effect of
  foreign net
  operating loss
  carryforwards                       (925)       (35.4)         --         --              --         --
Foreign taxes at
  rates less than
  domestic rates,
  other                                 51          2.0        (1,892)       (13.4)       (1,216)        (3.8)
Change in valuation
  reserve                             --         --               537          3.8          (962)        (3.0)
                                  --------       -----       --------        -----      --------         ----
                                  $      2          -- %     $ (4,404)       (31.3)%    $  9,474         29.5%
                                  ========       ======      ========        =====      ========         ====

        In 1995, NBase Ltd. qualified for a program under which it will be eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. The Company estimates the benefit period will begin in 1998.

        The Company does not provide U.S. federal income taxes on the undistributed earnings of its foreign operations. The Company's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

7.            COMMITMENTS AND CONTINGENCIES

              LEASE COMMITMENTS

              The Company leases its primary facilities in Chatsworth, California from unaffiliated third parties at an annual combined base rent of approximately $340,000 with lease terms expiring through 2002. The Company also leases sales office and warehouse space in Maryland, Israel, England, Germany and Italy at a combined annual base rent of approximately $594,000, with lease terms expiring from 1999 through 2006.

        The Company leases all of its facilities and certain equipment under noncancelable capital and operating leases. Minimum future obligations under such agreements at December 31, 1996 are as follows (in thousands):

                                                       Capital            Operating
                                                       Leases              Leases
              1998                                     $   172              $   760
              1999                                         171                  602
              2000                                         171                  550
              2001                                         171                  550
              2002                                         171                  466
              Thereafter                                   279                  238
                                                       -------              -------
                                                         1,135              $ 3,166
                                                                            =======
              Less--Amount
                representing interest                     (236)
                                                       -------
                                                           899
              Less--Current portion                       (111)
                                                       -------
                                                       $   788
                                                       =======

        Rent expense under noncancelable operating lease agreements for the years ended December 31, 1995, 1996 and 1997 was $405,000,$684,000 and $706,000,
respectively.

        ROYALTY COMMITMENT

        As part of the purchase agreements of the Israeli companies referred to in Note 3, the selling companies' commitments to pay royalties to the State of Israel were assigned to the Company. The commitments arose as a consequence of the participation of the Israeli Government in product development through the payment of grants.

        The royalties are payable at a rate of between 1.5 percent and 5.0 percent of the sales proceeds of the products developed up to 150 percent of the amount of the grants received. $276,000 was provided for in 1997 for royalties to be paid under these agreements.

        ACCOUNTS RECEIVABLE

        The Company has agreements with several financial institutions to sell its receivables with recourse; in the event of customer's default, the Company must repurchase the receivable. At December 31, 1997 the Company is contingently liable in the amount of $5,148,916 relating to such receivables sold with recourse.

        LITIGATION

        In December, 1996, Datapoint brought an action against Nbase Communications, Inc., a subsidiary of the Company ("Nbase") and several other defendants in the United States District Court, for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combine additional enhanced capability and/or which provide multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc. Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against Nbase and its codefendants seeks, among other things, an injunction against the manufacture or sale or products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datatpoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes the claim is without merit. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

8.      STOCK-BASED COMPENSATION PLAN

        The Company has a stock option plan (the 1992 Plan) that provides for the granting of options to purchase up to 1,950,000 shares of common stock, consisting of both incentive stock options and non-qualified options. Incentive stock options are issuable only to employees of the Company and may not be granted at an exercise price less than the fair market value of the common stock on the date the option is granted. Non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees, with an exercise price established by the Board of Directors. All incentive stock options granted as of December 31, 1997 have been granted at prices equal to the fair market value of the common stock on the grant date, and all options granted expire five or ten years from the date of grant. All of the incentive stock options granted become exercisable beginning one year from the date of grant in equal installments over a three year period, while the non-qualified options become fully exercisable beginning six months from the date of the grant.

        The Company has an additional stock option plan (the 1997 Plan) that provides for the granting of options to purchase up to 500,000 shares of common stock, consisting of both incentive stock options and non-qualified options. Incentive stock options are issuable only to employees of the Company. Non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. The exercise price of all stock options granted under the 1997 Plan must be at least equal to the fair market value of such shares on the date of grant.

        The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan and the warrants been determined consistent with SFAS 123, the Company's net (loss) income and (loss) income per diluted common share amounts would have been reduced to the following pro forma amounts (net (loss) income amounts are in thousands):

                                             1995           1996             1997
                                           --------       --------           -----
Net Income (Loss):       As Reported       $(1,273)       $ (9,654)        $22,585
                         Pro Forma          (2,066)        (11,254)         20,943

Income (Loss) Per Common
  Share:
  Basic:                 As Reported       $ (0.07)         $(0.49)          $0.95
                         Pro Forma           (0.11)          (0.57)           0.88

  Diluted:               As Reported       $ (0.07)         $(0.49)          $0.88
                         Pro Forma           (0.11)          (0.57)           0.81

        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        A summary of the status of the Company's outstanding stock options at December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below (shares are in thousands):


                                      1995                  1996                    1997
                                -----------------     ------------------    -------------------
                                        Wtd. Avg.               Wtd. Avg.             Wtd. Avg.
                                Shares  Ex. Price     Shares   Ex. Price    Shares    Ex. Price
                                ------  ---------     ------   ----------   ------    ---------
Outstanding at beginning
  of year                         391    $2.10         1,156    $ 3.59      1,475       $ 6.02
Granted                           812     4.07           672     12.45        110        19.45
Exercised                         (47)    2.11          (312)     3.28       (372)        4.86
Forfeited                         -        -             (41)     5.72         (5)        8.19
                                -----     ----         ------   ------      -----       ------

Outstanding at end of year      1,156    $3.59         1,475    $ 6.02      1,208       $ 8.77
                                -----    -----         -----    ------      -----       ------

Exercisable at end of year         84    $2.10           172      3.05        548         5.31
                                -----    -----         -----     -----      -----       ------
Weighted average fair value
  of options granted                     $1.74                  $ 4.28                  $ 5.89
                                         -----                  ------                  ------

        The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: risk-free interest rates of 6.5 percent; no expected dividend yield; expected lives of 4 to 6 years; expected volatility of 16% to 50%.

9.      FOREIGN OPERATIONS

        The Company operates principally in four geographic areas: the United States, the European Community, the Pacific Rim and the Middle East. The following is a summary of information by areas as of and for the year ended December 31, 1997 (in thousands):

                                    United     European    Middle     Pacific     All other
                                    States     Community    East        Rim         Areas       Total
        Sales to unaffiliated
          customers                $ 66,562    $68,719    $ 5,178     $21,607     $3,405        $165,471
        Income from operations       12,191     12,585        947       3,957        624          30,304
        Identifiable assets         163,462     32,584     40,190           -          -         236,236

        Intercompany sales between geographic areas, which have been eliminated from sales to unaffiliated customers and which are accounted for as arms length transactions were as follows (in thousands):

        From the Middle East to the United States                               $10,866
        From the United States to the Middle East                                 8,699
        From the Middle East to the European Community                           13,058
        From the United States to the European Community                          4,387

10.     401(K) PLAN

        In February 1997, the Company established a 401(k) savings plan (the
Plan) under which all eligible employees may participate. The Plan calls for the Company to make matching contributions to all eligible employees. In 1997, approximately $34,000 was charged to operations related to this plan.


11.      SUBSEQUENT EVENTS

        XYPLEX ACQUISITION

        In January 1998, the Company acquired all of the outstanding stock of Xyplex Corporation, a subsidiary of the Whittaker Corporation engaged in the design and manufacture of computer networking products primarily for use in wide area networks (WAN). The purchase price was $35,000,000 in cash and three-year warrants to purchase up to 500,000 shares of the Company's common stock at $35 per share.

        The acquisition will be accounted for as a purchase. The accounting for the acquisition and expected restructuring has not been finalized. The Company expects the accounting to include the recording of goodwill, the write-off of significant amounts of purchased technology in progress and the recording of a restructuring charge related to the closing of facilities, reductions in workforce and settlement of distribution agreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of the Company are as follows:

            NAME             AGE                           POSITION
            ----             ---                           --------
Noam Lotan(1)                 45        President, Chief Executive Officer and Director
Shlomo Margalit(1)            56        Chairman of the Board of Directors, Chief Technical Officer and
                                        Secretary
Zeev Rav-Noy(1)               50        Chief Operating Officer, Treasurer and Director
Edmund Glazer                 37        Vice President of Finance and Administration and Chief Financial
                                        Officer
Khalid (Ken) Ahmad            44        Vice President of Marketing and Sales
Ofer Iny                      29        Vice President of Engineering
Igal Shidlovsky(2)(3)         70        Director
Guenter Jaensch(2)(3)         59        Director

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

     Dr. Zeev Rav-Noy, a co-founder of the Company, has been its Chief Operating Officer and a Director of the Company since inception and served as its President until May 1990. From May 1985 to July 1988, Dr. Rav-Noy co-founded and served as Vice President of Operations of LaserCom and, from 1982 to 1985, served as a research fellow at Caltech. From 1979 to 1982, Dr. Rav-Noy served as a consultant to a number of companies, including Tadiran Electronic Industries, Inc., an Israeli telecommunication, military, and consumer electronics conglomerate, and the Yeda Research and Development Co. Ltd., a technology exploitation and application company affiliated with the Weizman Institute in Israel. Dr. Rav-Noy holds a Bachelor of Science degree and a Masters degree in physics from Tel Aviv University and a Ph.D. in Applied Physics from the Weizman Institute in Israel.

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

     Dr. Igal Shidlovsky became a Director of the Company in May 1997. Dr. Shidlovsky serves as Managing Director of Global Technologies, an investment and consulting organization, which he founded in 1994. He has extensive management and consulting experience with international companies and start up technology companies. Dr. Shidlovsky is a Director of the Omega Point Foundation. From 1982 to 1991, Dr. Shidlovsky was a Director of Sentex Sensing Technologies. Dr. Shidlovsky held several executive positions including Vice President Corporate Development at Siemens Pacesetter, a division of Siemens AG Medical Group, Director of Strategic Planning and Technology Utilization, and Director of the Microelectronics Department at Siemens Corporate Research. From 1969 to 1982 he was with RCA Laboratories, a leading electronic R&D organization. Dr. Shidlovsky holds a Bachelor of Science degree in Chemistry from the Technion and Master and Ph.D. degrees from the Hebrew University in Israel.

     Dr. Guenter Jaensch became a Director of the Company in December 1997, agreeing to serve after Mr. Eddie Kawamura, who had been elected a Director at the Company's annual meeting of shareholders, became too ill to serve. Dr. Jaensch serves as Managing Director of The McKenzie Companies, Inc. and McKenzie Ventures LTD. and as President of Jaensch Enterprises, each firm engaged in management consulting, mergers and acquisitions and investments. For over 20 years, Dr. Jaensch held several executive positions with Siemens or its subsidiaries. Among his executive positions in the United States were service as President of Siemens Communications Systems, Inc.; Chairman of Siemens Corporate Research and Support, Inc.; Chairman and Chief Executive Officer of Pacesetter; and head of the cardiac management division of Siemens AG Medical Group. Dr. Jaensch also served as controller of Siemens Data Processing Group and Director of Siemens Internal Accounting and Budgeting operations. Dr. Jaensch holds a Master degree in Business Administration and Ph.D. degree in Finance from the University of Frankfurt. He also served as an Associate Professor at the University of Frankfurt prior to joining Siemens.

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

     The Company believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater shareholders was duly and timely filed during the year ended December 31, 1997.

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

            The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for each of its other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal year ended December 31, 1996:

                                                                               LONG-TERM
                                                 ANNUAL COMPENSATION          COMPENSATION
                                           ------------------------------     ------------
                                                                               SECURITIES
                                                                               UNDERLYING
NAME AND PRINCIPAL POSITIONS               YEAR        SALARY     BONUS        OPTIONS(#)
--------------------------------------------------------------    ------      ------------
Noam Lotan                                 1997       $100,000    $     0             0
President and Chief Executive Officer      1996       $100,000    $     0        30,000
                                           1995       $100,000    $     0             0

Shlomo Margalit                            1997       $110,000    $     0             0
Chairman of the Board of Directors,        1996       $110,000    $     0             0
Chief Technical Officer and Secretary      1995       $110,000    $     0             0

Zeev Rav-Noy                               1997       $110,000    $60,000             0
Chief Operating Officer                    1996       $110,000    $60,000             0
                                           1995       $110,000    $60,000             0

Ken Ahmad                                  1997       $ 90,000    $45,830             0
Vice President of Marketing and Sales      1996       $ 90,000    $57,170             0
                                           1995       $ 90,000    $43,500       150,000


     None of the Named Executive Officers were granted or exercised any stock options during the year ended December 31, 1997. Neither Drs. Margalit nor Rav-Noy hold any stock options.

                         FISCAL YEAR-END OPTION VALUES

     The following table provides certain information concerning stock options held by the other Named Executive Officers at December 31, 1997:

                           NUMBER OF SHARES
                        UNDERLYING UNEXERCISED                           VALUE OF UNEXERCISED
                             OPTIONS AT                                IN-THE-MONEY OPTIONS AT
                          DECEMBER 31, 1997                             DECEMBER 31, 1997 (1)
                   ----------------------------------           ------------------------------------
                   Exercisable          Unexercisable           Exercisable            Unexercisable
                   -----------          -------------           -----------            -------------
Noam Lotan            10,000               20,000               $  154,550               $  309,100
Ken Ahmad            100,000               50,000               $2,024,500               $1,012,250

-----------
(1) Based on the difference between $23.88 per share (the last sale price per share of Common Stock on December 31, 1997 as reported on The Nasdaq National Market) and the per share exercise price.


EMPLOYMENT AGREEMENTS

     In March 1992, the Company entered into three-year employment agreements with Mr. Lotan, Dr. Margalit and Dr. Rav-Noy. Upon expiration, these agreements automatically renew for one year terms unless either party terminates them by giving the other three months' notice of non-renewal prior to the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of the Company, Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary, and Dr. Rav-Noy serves as a Chief Operating Officer, Treasurer and a Director. Mr. Lotan, Dr. Margalit and Dr. Rav-Noy receive base annual salaries of $100,000, $110,000 and $110,000, respectively, and each is entitled to receive a bonus determined and payable at the discretion of the Board of Directors upon the recommendation of the Compensation Committee of the Board. Recommendations with respect to bonus levels are based on achievement of specified goals, such as new product introductions, profitability levels, revenue goals, market expansion and other criteria as established by the Compensation Committee.

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

STOCK OPTION PLANS

     1992 Plan. On March 27, 1992, the Board of Directors and stockholders of the Company adopted the 1992 Stock Option Plan (the "1992 Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to 900,000 shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. The Board increased the 1992 Plan by 900,000 shares in February 1995, which was approved by stockholders in June 1995 and in May 1996 increased the 1992 Plan by 150,000 shares, which was approved by stockholders in July 1996.

     Under the 1992 Plan, the Compensation Committee has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

     The exercise price per share of Common Stock subject to incentive stock options may not be less than the fair market value of the Common Stock on the date the option is granted. The exercise price per share of Common Stock subject to non-qualified options will be established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the 1992 Plan unless the exercise price is at least 110% of grant. Non-qualified options are not subject to this limitation.

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

     Stock options under the 1992 Plan must be granted within 10 years from the effective date of the 1992 Plan. Incentive stock options granted under the 1992 Plan cannot be exercised more than 10 years from the date of grant, except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the 1992 Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options without making any additional cash investment.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed with the Company become available once again for issuance. At July 30, 1997, options for 1,466,108 shares were outstanding under the 1992 Plan and none were reserved thereunder for options available for future grant.

     1997 Plan. On December 12, 1997, the Board of Directors and stockholders of the Company adopted the 1997 Incentive and Nonstatutory Stock Option Plan (the "1997 Plan"), which provides for the grant of options to purchase up to 500,000 shares of Common Stock. The Company's 1997 Plan provides for the granting of (i) incentive stock options to key employees and (ii) nonstatutory stock options to key employees and non-employee directors of the Company and any person who performs consulting or advisory services for the Company and who is, by the Board of Directors or the Stock Option Committee, determined to be eligible to participate. For information concerning the federal income tax distinctions of incentive and nonstatutory stock options, see "Federal Income Tax Consequences of Incentive Stock Options and Nonstatutory Stock Options," below.

     The maximum number of shares of the Company's Common Stock that may be issued pursuant to the exercise of options granted under the 1997 Plan is 500,000 shares (subject to adjustment in the event of stock dividends, splits, reverse splits, recapitalizations, mergers or other similar changes in the Company's capital structure). No more than 500,000 shares may be optioned and sold to directors or non-director officers under the Stock Option Plan as amended. All options must be granted, if at all, not later than November 10, 2007. The aggregate fair market value (determined as of the date the option is granted) of the shares of Common Stock to which incentive stock options granted under the Stock Option Plan are exercisable for the first time by any employee of the Company during any calendar year may not exceed $100,000. This limitation does not apply with respect to nonstatutory stock options.

     The 1997 Plan is to be administered by the full Board of Directors, which will determine the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under the 1997 Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee. Incentive stock options and nonstatutory stock options may be and typically are granted for exercise for up to ten years from the date granted and typically vest in equal installments over three years from the date of grant.

     Options granted under the 1997 Plan are evidenced by written agreements specifying the number of shares covered thereby and the option price, the exercise period and all other terms, restrictions and conditions of the option. The exercise price of all stock options granted under the 1997 Plan must be at least equal to the fair market value of such shares on the date of grant. With respect to any optionee who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must be not less than 110% of the fair market value on the date of grant.

     Options must be exercised only by written notice from the optionee (or his estate or other legal representative) to the Company accompanied by payment of the option price in full. The option price may be paid in cash, cash equivalents (certified or cashier's check), or with shares of Common Stock of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 1998, of (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each current director of the Company owning Common Stock, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group.

                                                COMMON STOCK
                                          ------------------------
NAME AND ADDRESS(1) OF BENEFICIAL
OWNER(2) OR IDENTITY OF GROUP               NUMBER       PERCENT
----------------------------------        ----------    ---------

Shlomo Margalit                            1,833,930      6.9%
Zeev Rav-Noy                               1,703,915      6.4%
Noam Lotan(3)                                878,437      3.3%
Ken Ahmad (4)                                313,464      1.2%
All executive officers and directors
  as a group (7 persons)(5)                4,828,746     17.9%

----------
*    Less than 1%
(1) The address of each of the person listed is c/o MRV Communications, Inc., 8917 Fullbright Avenue, Chatsworth, CA 91311.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days from March 31, 1998.
(4) Includes 150,000 shares issuable pursuant to stock options exercisable within 60 days from March 31, 1998.
(5) Includes 269,000 shares issuable pursuant to stock options exercisable within 60 days from March 31, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Exhibit
  No.                           Description
-------                         -----------
 2.1    Agreement and Plan of Merger by and between MRV Technologies, Inc.(a
        California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a) filed as part of Registrant's Registration Statement on Form S-1(File No.
        33-48003)).

 2.2    Certificate of Merger by and between MRV Technologies, Inc. (a
        California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant's Registration Statement on Form S-1 (File No.33-48003)).

 3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3a filed as part of Registrant's Registration Statement on Form
        S-1 (File No. 33-48003)).

 3.2 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996 incorporated by reference to
        Exhibit 3.2 filed as part of Annual Report on Form 10-K for the year ended
        December 31, 1996.

 3.3 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996 incorporated by reference to
        Exhibit 3.3 filed as part of Annual Report on Form 10-K for the year ended
        December 31, 1996.

 3.4 Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant's Registration Statement on Form S-1 (File No.33-48003)).

10.1    Form of Underwriter's Warrant issued to Hampshire Securities
        (incorporated by reference to Exhibit 4f filed as part of Registrant's
        Registration Statement on Form S-1 (File No.33-86516)).

10.2    Lease for premises at 8917 Fullbright Avenue, Chatsworth, CA dated
        August 5, 1991 (incorporated by reference to Exhibit 10a filed as part of Registrant's Registration Statement on Form S-1 (File No.33-48003)).

10.3    Lease for premises at 8943 Fullbright Avenue, Chatsworth, CA dated March
        3, 1993 (incorporated by reference to Exhibit 10a(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.4    Key Employee Agreement between the Company and Noam Lotan dated March
        23, 1992 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.5    Letter amending Key Employee Agreement between the Company and Noam
        Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant's Registration Statement on Form S-1 (File No.33-48003)).

10.6    Letter amending Key Employee Agreement between the Company and Noam
        Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant's Registration Statement on Form S-1 (File No.33-48003)).

10.7    Key Employee Agreement between the Company and Zeev Rav-Noy dated March
        23, 1992 (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.8    Letter amending Key Employee Agreement between the Company and Zeev
        Rav-Noy (incorporated by reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No.33-48003)).

Exhibit
  No.                           Description
-------                         -----------
10.9    Letter amending Key Employee Agreement between the Company and Zeev
        Rav-Noy (incorporated by reference to Exhibit 10b(2) filed as part of
        Registrant's Registration Statement on Form S-1 (File No.33-48003)).

10.10   Key Employee Agreement between the Company and Shlomo Margalit
        (incorporated by reference to Exhibit 10b(3) filed as part of Registrant's Registration Statement on Form S-1 (File No.33-48003)).

10.11   Letter amending Key Employee Agreement between the Company and Shlomo
        Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.12   [omitted]

10.13   Employment Letter between the Company and Khalid (Ken) Ahmad dated
        August 8, 1990 (incorporated by reference to Exhibit 10b(4) filed as part of Registrant's Registration Statement on Form S-1 (File No.
        33-48003)).

10.14 Form of Warrant issued in connection with Bridge Financing and to certain consultants (incorporated by reference to Exhibit 10c(2)filed as part of Registrant's Registration Statement on Form S-1(File No.
        33-48003)).

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

10.19   Agreement for Sale and Purchase of Assets of ACE dated June 29,1995
        (incorporated by reference to Exhibit No. 2.1 & 2.1a of Registrant's
        Report on Form 8-K (0-23452) dated June 29, 1995,with respect to the ACE
        Acquisition).

10.20   Agreement for Purchase of Galcom Assets dated March 21, 1995
        (incorporated by reference to Exhibit No. 2.1 and 2.1a of Registrant's
        Report on Form 8-K (0-23452) dated May 1, 1995, with respect to the
        Galcom Acquisition).

10.21   MRV Communications Inc. Incentive Plan for Grant of Warrants to
        Employees Subsidiaries (incorporated by reference to Exhibit No. 10.21 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended
        December 31, 1996 filed April 15, 1997).

10.22   Asset Purchase Agreement dated September 26, 1996 between the Company,
        Elbit Ltd and certain of its Fibronics subsidiaries (incorporated by reference to Exhibit No. 2.1 of Registrant's Report on Form 8-K
        (0-23452), dated October 9, 1996 with respect to the Fibronics
        Acquisition).

10.22.1 First Amendment to Asset Purchase Agreement dated March 13, 1997 between
        Elbit Ltd. and Registrant (incorporated by reference to Exhibit No.
        10.22.1 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

Exhibit
  No.                           Description
-------                         -----------
10.23   Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between the Company and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of Registrant's Annual Report on Form
        10-K (0-23452) for the year ended December 31, 1996 filed April 15,
        1997).

10.24 Form of Debenture (aggregating $30,000,000 principal amount)issued in private placement completed in September 1996 (incorporated by reference to Exhibit No. 10.24 of Registrant's Annual Report on Form 10-K
        (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

10.25 Form of Warrants (aggregating 600,000) issued in private placement completed in September 1996 (incorporated by reference to Exhibit No.
        10.25 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

10.26 Form of Registration Rights Agreement entered into with investors in private placement completed in September 1996 (incorporated by reference to Exhibit No. 10.26 of Registrant's Annual Report on Form 10-K
        (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

10.27   Common Stock Purchase Agreement dated November 26, 1996 between the
        Company and Intel Corporation (incorporated by reference to Exhibit No.
        10.27 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

10.28   Investor Agreement dated November 26, 1996 between the Company and Intel
        Corporation (incorporated by reference to Exhibit No. 10.28 of
        Registrant's Annual Report on Form 10-K (0-23452) for the year ended
        December 31, 1996 filed April 15, 1997).

10.29   Warrant to Purchase 300,000 shares of Common Stock in favor of Intel
        Corporation (incorporated by reference to Exhibit No. 10.29 of
        Registrant's Annual Report on Form 10-K (0-23452) for the year ended
        December 31, 1996 filed April 15, 1997).

10.30   Warrant to Purchase 100,000 shares of Common Stock in favor of Intel
        Corporation (incorporated by reference to Exhibit No. 10.29 of
        Registrant's Annual Report on Form 10-K (0-23452) for the year ended
        December 31, 1996 filed April 15, 1997).

10.31   Warrant to Purchase 100,000 shares of Common Stock in favor of Intel
        Corporation (incorporated by reference to Exhibit No. 10.29 of
        Registrant's Annual Report on Form 10-K (0-23452) for the year ended
        December 31, 1996 filed April 15, 1997).

10.32 Stock Purchase Agreement dated January 19, 1998 by and between Whittaker and Registrant (incorporated by reference to Exhibit No. 2.1(a) of Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex Acquisition).

10.33   Warrant Agreement dated January 30, 1998 by and between Whittaker and
        Registrant (incorporated by reference to Exhibit No. 2.1(b) of
        Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex Acquisition).

10.34   Warrant Certificate No. Whittaker # 1 to purchase 421,402 shares of
        Common Stock of Registrant issued to Whitaker on January 30, 1998
        (incorporated by reference to Exhibit No. 2.1(c) of Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex
        Acquisition).

10.35   American Industrial Real Estate Association, Standard
        Industrial/Commerical Single-Tenant Lease - Net dated November 17, 1997 by and between Ruth G Fisher Living Trust U/D/T dated June 28 1990 and
        Registrant relating to the premises located at 8928 Fullbright Avenue, Chatsworth, California.

10.36   New Lease dated February 22, 1993 by and between 495 Littleton
        Associates and Xyplex, Inc. relating to the premises located at 295
        Foster Street, Littleton, Mass.

Exhibit
  No.                           Description
-------                         -----------
10.37   Underwriting Agreement dated September 18, 1997 by and among Registrant, the Selling Stockholders named on Schedule I thereto and the
        Underwriters named on Schedule II thereto.

21      Subsidiaries of the Registrant.

23      Consent of Arthur Andersen LLP to incorporation of Report on Financial
        Statements into Company's Form S-8 (File No. 33-96458)and Form S-3
        (File No. 333-17537).

25      Power of Attorney (contained on Signature Page).

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on April 14, 1998.


                                        MRV COMMUNICATIONS, INC.


                                        By:  /s/ NOAM LOTAN
                                             -----------------------------------
                                             Noam Lotan, President and
                                             Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noam Lotan, Zeev Rav-Noy and Edmund Glazer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Names                               Title                                      Date
     -----                               -----                                      ----
/s/ NOAM LOTAN            President, Chief Executive Officer (Principal
-----------------------   Executive Officer), and a Director                    April 14, 1998
Noam Lotan

/s/ ZEEV RAV-NOY          Chief Operating Officer,
-----------------------   Treasurer, and a Director                             April 14, 1998
Zeev Rav-Noy

/s/ SHLOMO MARGALIT       Chairman of the Board, Chief Technical
-----------------------   Officer, Secretary, and a Director                    April 14, 1998
Shlomo Margalit
                          Vice President of Finance  and
/s/ EDMUND GLAZER         Administration, Chief Financial Officer
-----------------------   (Principal Financial and Accounting Officer)          April 14, 1998
Edmund Glazer

/s/ IGAL SHIDLOVSKY
-----------------------   Director                                              April 14, 1998
Igal Shidlovsky

/s/ GUENTER JAENSCH
-----------------------   Director                                              April 14, 1998
Guenter Jaensch