Form 10-Q
period 1998-03-31
MRV COMMUNICATIONS INC
filed 1998-05-15
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

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


Yes /X/  No / /

As of March 31, 1998, there were 26,426,355 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 1998

                                      INDEX

                                                                                                 PAGE NUMBER
                                                                                                 -----------
PART I       FINANCIAL INFORMATION

Item 1:      Financial Statements:

             Condensed Consolidated Balance Sheets as of March 31, 1998
             (unaudited) and December 31, 1997 (audited)                                             3

             Condensed Consolidated Statements of Operations (unaudited)
             for the Three Months ended March 31, 1998 and 1997                                      4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Three Months ended March 31, 1998 and 1997                                      5

             Notes to Condensed Consolidated Financial Statements                                    6

Item 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                     7

PART II      OTHER INFORMATION                                                                       10

Item 1.      Legal Proceedings.                                                                      10

Item 2:      Changes in Securities.                                                                  10

Item 6:      Exhibits and Reports on Form 8-K                                                        10

SIGNATURE                                                                                            11


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

---------------------------------------------------------------------------------------------------
                                                                      March 31,        December 31,
                                                                        1998               1997
                                                                     (unaudited)        (audited)
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
             Cash & cash equivalents                                  $  15,077         $  19,428
             Short-term investments                                      24,948            36,413
             Accounts receivable, net of reserves of
               $5,125 in 1998 and $4,252  in 1997                        59,472            47,258
             Inventories                                                 44,604            41,689
             Deferred income taxes                                        7,334             2,280
             Other current assets                                         7,969             7,248
---------------------------------------------------------------------------------------------------
                  Total current assets                                  159,404           154,316

PROPERTY AND EQUIPMENT - At cost, net of depreciation
          and amortization                                               20,480             8,183

OTHER ASSETS:
             Investments                                                 25,130            62,382
             Goodwill                                                    21,038             5,077
             Deferred income taxes                                        6,112             6,231
             Other                                                           83                47
---------------------------------------------------------------------------------------------------

                                                                      $ 232,247         $ 236,236
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Current maturities of financing lease obligations        $     140         $     111
             Accounts payable                                            28,594            30,439
             Accrued liabilities                                         18,431             8,429
             Accrued restructuring costs                                 16,474                --
             Deferred revenue                                             4,320               293
             Income taxes payable                                         1,623             3,485
---------------------------------------------------------------------------------------------------

                  Total current liabilities                              69,582            42,757


LONG-TERM LIABILITIES
             Capital lease obligations, net of current portion              795               788
             Deferred income taxes                                          422                --
             Other long-term liabilities                                  1,715             2,065
---------------------------------------------------------------------------------------------------
                  Total long term liabilities                             2,932             2,853

MINORITY INTERESTS                                                        2,617               657

STOCKHOLDERS' EQUITY:
             Preferred stock, $0.01 par value:
                    1,000 shares authorized no shares
                     outstanding                                             --                --
             Common stock, $0.0034 par value:
                    40,000 shares authorized and 26,426
                     shares outstanding in 1998 and 26,360
                     shares outstanding in 1997                              88                88
             Additional paid-in capital                                 183,122           175,874
             Retained (deficit) earnings                                (25,386)           14,635
             Cumulative translation adjustments                            (708)             (628)
---------------------------------------------------------------------------------------------------
             Total stockholders' equity                                 157,116           189,969
---------------------------------------------------------------------------------------------------

                                                                      $ 232,247         $ 236,236
---------------------------------------------------------------------------------------------------



                             See accompanying notes

                          MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share data)

                                                             Three Months Ended
-------------------------------------------------------------------------------------
                                                         March 31,         March 31,
                                                           1998               1997
                                                        (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------
REVENUES, net                                             $ 60,826         $ 35,564
-------------------------------------------------------------------------------------

COSTS AND EXPENSES:

      Cost of goods sold                                    34,005           20,176

      Research and development expenses                      5,243            2,748
      Selling, general and administrative expenses          11,462            5,775
      Purchased technology in progress                      30,571               --
      Restructuring costs                                   23,194               --
-------------------------------------------------------------------------------------
      Operating (loss) income                              (43,649)           6,865
      Interest expense related to convertible
          debentures and acquistion                             --              408
      Other income (expense), net                              684             (166)
      (Credit) provision for
          income taxes                                      (3,168)           1,938
      Minority interests                                       224               10

-------------------------------------------------------------------------------------
NET (LOSS) INCOME                                         $(40,021)        $  4,343

-------------------------------------------------------------------------------------

NET (LOSS) INCOME PER SHARE - BASIC                       $  (1.52)        $   0.20

NET (LOSS) INCOME PER SHARE - DILUTED                     $  (1.52)        $   0.18

-------------------------------------------------------------------------------------

SHARES USED IN PER - SHARE CALCULATION - BASIC              26,387           22,188

SHARES USED IN PER - SHARE CALCULATION - DILUTED            26,387           24,795
-------------------------------------------------------------------------------------



                            See accompanying notes.

                            MRV COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)

                                                                                Three Months Ended
                                                                             ------------------------
                                                                             March 31,      March 31,
                                                                               1998           1997
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          (40,021)         4,343
  Adjustments to reconcile net income
    (loss) to net cash used in operating activities:
      Depreciation and amortization                                            1,213            347
      Interest related to convertible debentures and acquisition                  --            408
      Purchased technology in progress                                         30,571            --
      Minority interests' share of income                                         224            10
      Changes in assets and liabilities, net
        of effects from acquisitions
      Decrease (increase) in:
        Accounts receivable                                                     8,681        (4,575)
        Inventories                                                             6,124        (2,769)
        Deferred income taxes                                                  (4,406)           34
        Other assets                                                            1,241           513
      Increase (decrease) in:
        Accounts payable                                                      (19,482)        5,529
        Accrued liabilities                                                    (3,842)         (646)
        Accrued restructuring                                                  16,474          (788)
        Income taxes payable                                                   (3,917)          138
        Deferred revenue                                                          382          (679)
        Accrued severance pay                                                    (475)          (25)
                                                                              -------       -------
            Net cash (used in) provided by operating activities                (7,233)        1,840
                                                                              -------       -------
        CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                                    (4,028)         (215)
        Purchases of investments                                                   --       (13,918)
        Proceeds from sale of investments                                      48,717         7,033
        Cash used in acquisitions, net of cash received                       (41,936)           --
                                                                              -------       -------
            Net cash provided by (used in) investing activities                 2,753        (7,100)
                                                                              -------       -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                248         2,118
        Repurchase of common stock                                                 --        (4,230)
        Principal payments on capital lease obligations                           (58)         (111)
                                                                              -------       -------
            Net cash provided by (used in) financing activities                   190        (2,223)
                                                                              -------       -------
        EFFECT OF EXCHANGE RATE CHANGES
            ON CASH AND CASH EQUIVALENTS                                          (61)           --
                                                                              -------       -------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,351)       (7,483)

        CASH AND CASH EQUIVALENTS,
            beginning of period                                                19,428        14,641
                                                                              -------       -------
        CASH AND CASH EQUIVALENTS,
            end of period                                                      15,077         7,158
                                                                              =======       =======

                            MRV COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report or Form 10-K for the year ended December 31, 1997.

In the opinion of management, these interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.       NET EARNINGS (LOSS) PER SHARE

The following schedule summarizes the information used to compute net income per common share for the three months ended March 31, 1998 and 1997
(in thousands):

                                                       Three Months Ended
                                                           March 31,
                                                       -------------------
                                                        1998        1997
                                                       ------      -------
Weighted number of common shares used to compute
  basic earnings (loss) per share                      26,387       22,188
Weighted common share equivalents                          --        2,607
                                                       ------       ------
Weighted number of common shares and common share
  equivalents used to compute diluted earnings
  (loss) per share                                     26,387       24,795
                                                       ======       ======


3.       COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements SFAS 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard encourages companies to display the components of other comprehensive income below the total for net income. The following schedule summarizes comprehensive income for the three months ended March 31, 1998 and 1997 (in thousands):

                                                       Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        1998        1997
                                                      --------     -------
Net (loss) income                                     $(40,021)    $ 4,343
Translation adjustment                                     (80)       (306)
                                                      --------     -------
Comprehensive (loss) income                           $(40,101)    $ 4,037
                                                      ========     =======


4.       PRO FORMA FINANCIAL DATA

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

As a result of the acquisition, the Company adopted a restructuring plan in March 1998. The plan calls for reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company provided $23,194,000 for the costs of the restructuring.

The following unaudited pro forma summary sets forth results of operations excluding the non-recurring charges for purchased technology in progress and restructuring, resulting from the Xyplex Acquisition as if the acquisition took place at the beginning of each period presented:

---------------------------------------------------------------------------------
SELECTED PRO FORMA INFORMATION
   (prior to non-recurring charges)                       Three Months Ended
---------------------------------------------------------------------------------
                                                       March 31,      March 31,
                                                         1998            1997
                                                      (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------
OPERATING INCOME                                        $10,116        $ 6,865

NET INCOME                                              $ 7,477        $ 4,751
                                                        -------        -------

NET INCOME PER SHARE - BASIC                            $  0.28        $  0.21

NET INCOME PER SHARE - DILUTED                          $  0.26        $  0.19
                                                        -------        -------

SHARES USED IN PER - SHARE CALCULATION - BASIC           26,387         22,188

SHARES USED IN PER - SHARE CALCULATION - DILUTED         28,582         24,795
                                                        -------        -------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                        March 31,     March 31,
                                                          1998          1997
                                                      (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------
REVENUES, net                                             100.0 %       100.0 %
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
      Cost of goods sold                                  55.9          56.7
      Research and development expenses                    8.6           7.7
      Selling, general and administrative expenses        18.8          16.2
      Purchased technology in progress                    50.3            --
      Restructuring costs                                 38.1            --
      Operating (loss) income                            (71.8)         19.3
      Interest expense related to convertible
          debentures and acquisition                        --           1.1
      Other income (expense), net                          1.1          (0.5)
      (Credit) provision for
          income taxes                                    (5.2)          5.4
      Minority interests                                   0.4           0.0
--------------------------------------------------------------------------------

NET (LOSS) INCOME                                         (65.8)%       12.2 %

--------------------------------------------------------------------------------

Revenues

Revenues for the three months ended March 31, 1998 were $60,826,000 as compared to revenues for the three months ended March 31, 1997 of $35,564,000. The change represented increases of $25,262,000 or 71% for the quarter ended March 31, 1998 over the quarter ended March 31, 1997. Revenues increased as a result of a larger sales force, greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 63% of revenues for the quarter ended March 31, 1998 as compared to 57% of revenues for the quarter ended March 31, 1997. International sales, as a percentage of total revenues, increased mainly because of increased sales, marketing and support resources in place in Europe. Sales of networking products represented approximately 82% of total sales during the quarter ended March 31, 1998 compared to approximately 75% for the quarter ended March 31, 1997.

Gross Profit

Gross profit for the quarter ended March 31, 1998 was $26,821,000 compared to gross profit of $15,388,000 for the quarter ended March 31, 1997. The changes represented increases of $11,433,000 or 74.3% for the quarter ended March 31, 1998 over the quarter ended March 31, 1997. Gross Profit as a percentage of revenues increased from 43.3% during the quarter ended March 31, 1997 to 44.1% during the quarter ended March 31, 1998 as a result of increased sales of higher margin products.

Research and Development

Research and development ("R&D") expenses were $5,243,000 and represented 8.6% of revenues for the quarter ended March 31, 1998. R&D expenses were $2,748,000 and represented 7.7% of revenues for the three months ended March 31, 1997. The 90.8% increase in R&D spending during the quarter ended March 31, 1998 over the comparable period in 1997 was attributable to the continued development as well as for new projects of the Company's networking and fiber optic products. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased to $11,462,000 for the quarter ended March 31, 1998 from $5,775,000 for the quarter ended March 31, 1997. As a percentage of revenues, SG&A increased from 16.2% for the quarter ended March 31, 1997 to 18.8% for the quarter ended March 31, 1998. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs.

Purchased technology in progress for the quarter ended March 31, 1998 was $30,571,000 and related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998. Restructuring costs during the quarter ended March 31, 1998 were $23,194,000. The restructuring costs in the first quarter of 1998 were associated with a plan adopted by the Company in March, 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company did not incur these charges in the comparable period of 1997.

Net Loss (Income).

The Company incurred a net loss of $40,021,000 during the three months ended March 31, 1998 compared to net income of $4,343,000 during the three months ended March 31, 1997. Net income for the three months ended March 31, 1998 would have been $7,477,000, excluding $53,765,000 of charges, associated with the Xyplex Acquisition, as compared to net income of $4,751,000, excluding non-recurring charges of $408,000 relating to interest expenses attributable to financing the Firbronics Acquisition for the three months ended March 31, 1997. Excluding these non-recurring charges, net income increased by $2,726,000, or 57.4% for the three months ended March 31, 1998 over the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company completed a follow-on public offering of 2,785,000 shares of Common Stock raising net proceeds of $93,320,000 (the "1997 Public Offering").

Net cash used in operating activities for the quarter ended March 31, 1998 was $7,233,000. The funds were used primarily to purchase technology in progress and for restructuring costs in connection with the Xyplex Acquisition. Net cash provided by investing activities for the three months ended March 31, 1998 was $2,753,000. The cash provided by investing activities primarily resulted from the sale of investments in U.S. Government securities to finance the Xyplex Acquisition.

Accounts receivable were $59,472,000 at March 31, 1998 as compared to $47,258,000 at December 31, 1997. The increase in accounts receivable was primarily attributable to the increase in overall sales in Europe where terms of sale are traditionally longer than in the U.S.

Inventories were $44,604,000 at March 31, 1998 as compared to $41,689,000 at December 31, 1997. The increase in inventories was primarily attributable to the Company's decision to add larger inventories to shorten lead times for customers and the Xyplex Acquisition. Management believes that MRV's inventory levels at various points in time may not necessarily be comparable to those of many other companies in its industry. This is because MRV conducts significant in-house manufacturing of various components used in its products and thus carries substantial raw materials and work-in-progress in addition to finished products in its inventories. In contrast, many competitors outsource to turnkey contract manufacturers substantial portions of their production requirements and thus do not include material amounts of raw materials or work in progress in inventories and may in some circumstances not even include finished products in inventory if the contract manufacturer ships directly to the competitors' customers.

EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES

The Company believes that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on the Company's sales or operating results or on the prices of raw materials. However, in view of the Company's expansion of operations in Israel which has experienced substantial inflation, there can be no assurance that inflation in Israel will not have a materially adverse effect on the Company's operating results in the future.

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

YEAR 2000

Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the Company's investigation to date, management does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, on December 27, 1996, Datapoint Corporation ("Datapoint") brought an action against NBase Communications, Inc., a subsidiary of the Company ("NBase") and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combines additional enhanced capability and/or which provides multiple different operational capabilities. In the same lawsuit, Datapoint alleged that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

Item 2.  Change in Securities

(a)      Not applicable

(b)      Not applicable

(c) On January 30, 1998, as part of the consideration for the Xyplex Acquisition, the Company issued to Whittaker three-year warrants (the "Warrants") to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $35 per share.

The issuance of the Warrants was not effected through a broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuance. Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. Whittaker represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transaction. Whittaker had adequate access to information about the Company.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27. Financial Data Schedule

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated February 13, 1998 reporting on Items 2 and 7.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1998.



                            MRV COMMUNICATIONS, INC.



                         By:  /s/ EDMUND GLAZER
                             ---------------------------------------------------
                                  Edmund Glazer
                             Vice President of Finance and Administration and Chief Financial Officer