Form 10-Q
period 1998-06-30
MRV COMMUNICATIONS INC
filed 1998-08-14
CIK 887969

                       *SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act.

           For the transition period from _______________ to ______________

           Commission file number 0-25678
           ------------------------------

                            MRV Communications, Inc.
             (Exact name of registrant as specified in its charter)


         Delaware                                            06-1340090
(State of other jurisdiction                                (IRS Employer
of incorporation or organization)                         identification no.)

8943 Fullbright Ave., Chatsworth, CA                            91311
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, including area code: (818) 773-9044
--------------------------------------------------------------

Check whether the issuer:(1)has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of June 30, 1998, there were 26,519,721 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                             Form 10-Q June 30, 1998

                                      INDEX

                                                                                            PAGE NUMBER
                                                                                            -----------

PART I          FINANCIAL INFORMATION
Item 1:         Financial Statements:

                Condensed Consolidated Balance Sheets as of June 30, 1998
                (unaudited) and December 31, 1997 (audited)                                   3

                Condensed Consolidated Statements of Income (unaudited)
                for the Six Months and Three Months ended June 30, 1998 and 1997              4

                Condensed Consolidated Statements of Cash Flows (unaudited)
                for the Six Months ended June 30, 1998 and 1997                               5

                Notes to Condensed Consolidated Financial Statements                          6

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                           8

PART II         OTHER INFORMATION                                                             11

Item 2:         Changes in Securities.                                                        11

Item 6:         Exhibits and Reports on Form 8-K                                              12

SIGNATURE                                                                                     14


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.


MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                        (unaudited)            (audited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
             Cash & cash equivalents                                               $         116,971       $        19,428
             Short-term investments                                                           21,651                36,413
             Accounts receivable, net of
                    reserves of $6,337  in 1998 and $4,252  in 1997                           60,636                47,258
             Inventories                                                                      45,389                41,689
             Deferred income taxes                                                             8,567                 2,280
             Other current assets                                                              7,570                 7,248
------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                       260,784               154,316

PROPERTY AND EQUIPMENT - At cost,
             net of depreciation and amortization                                             19,470                 8,183

OTHER ASSETS:
             Goodwill                                                                         21,533                 5,077
             Investments                                                                      16,971                62,382
             Deferred income taxes                                                             6,112                 6,231
             Loan acquisition costs and other                                                  4,409                    47
------------------------------------------------------------------------------------------------------------------------------

                                                                                   $         329,279       $       236,236
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Current maturities of financing lease obligations                     $             141       $           111
             Accounts payable                                                                 27,406                30,439
             Accrued liabilities                                                              11,700                 8,429
             Accrued restructuring costs                                                       8,713                     -
             Deferred revenue                                                                  4,876                   293
             Income taxes payable                                                              4,723                 3,485
------------------------------------------------------------------------------------------------------------------------------

                  Total current liabilities                                                   57,559                42,757


LONG-TERM LIABILITIES
             Convertible debentures                                                          100,000                    --
             Capital lease obligations, net of current portion                                   882                   788
             Deferred income taxes                                                               425                    --
             Other long-term liabilities                                                       1,579                 2,065
------------------------------------------------------------------------------------------------------------------------------

                  Total long term liabilities                                                102,886                 2,853

MINORITY INTERESTS                                                                             2,633                   657

STOCKHOLDERS' EQUITY:
             Preferred stock, $0.01 par value:
                    1,000 shares authorized no shares outstanding                                 --                    --
             Common stock, $0.0034 par value:
                    40,000,000 shares authorized and
                    26,520 shares outstanding in 1998
                    and 26,360 shares outstanding in 1997                                         90                    88
             Additional paid-in capital                                                      183,324               175,874
             Retained earnings (deficit)                                                     (16,651)               14,635
             Cumulative translation adjustments                                                 (562)                 (628)
------------------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                      166,201               189,969
------------------------------------------------------------------------------------------------------------------------------

                                                                                   $         329,279       $       236,236
------------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes

MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                            Six Months Ended                             Three Months Ended
                                            ---------------------------------------------    ---------------------------------------
                                                   June 30,              June 30,                  June 30,              June 30,
                                                     1998                  1997                      1998                  1997
                                                 (Unaudited)            (Unaudited)              (Unaudited)           (Unaudited)
-----------------------------------------------------------------------------------------    ---------------------------------------
REVENUES, net                                 $        126,568       $        75,092           $       65,742        $       39,528

-----------------------------------------------------------------------------------------    ---------------------------------------

COSTS AND EXPENSES:
      Cost of goods sold                                70,754                43,061                   36,749                22,885
      Research and development
          expenses                                      10,525                 5,789                    5,282                 3,041
      Selling, general and
          administrative expenses                       23,581                12,007                   12,119                 6,232

      Purchased technology
          in progress                                   30,571                    --                       --                    --

      Restructuring costs                               23,194                    --                       --                    --
-----------------------------------------------------------------------------------------    ---------------------------------------

      Operating (loss) income                          (32,057)               14,235                   11,592                 7,370

      Interest expense related to
          convertible debentures
          and acquisition                                   --                   427                       --                    19

      Other income (expense), net                        1,374                   119                      690                   285

      Provision for income taxes                           363                 4,305                    3,531                 2,367

      Minority interests                                   240                    70                       16                    60

-----------------------------------------------------------------------------------------    ---------------------------------------

NET INCOME (LOSS)                             $        (31,286)      $         9,552           $        8,735        $        5,209

-----------------------------------------------------------------------------------------    ---------------------------------------

NET INCOME (LOSS) PER SHARE

      Basic                                   $         (1.18)       $         0.42            $         0.33        $         0.23

      Diluted                                 $         (1.18)       $         0.38            $         0.31        $         0.21

-----------------------------------------------------------------------------------------    ---------------------------------------

SHARES USED IN PER - SHARE CALCULATION

      Basic                                             26,440                22,501                   26,492                22,812

      Diluted                                           26,440                24,892                   28,536                25,206

-----------------------------------------------------------------------------------------    ---------------------------------------


                             See accompanying notes

                         MRV COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                           ---------------------------------------------------
                                                                                    1998                        1997
                                                                           ----------------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                     (31,286)                       9,552
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities:
       Depreciation and amortization                                                       2,556                          735
       Interest related to convertible debentures and acquisition                             --                          427
       Purchased technology in progress                                                   30,571                           --
       Minority interests' share of income                                                   240                           70
       Decrease (increase) in:
         Accounts receivable                                                               6,779                       (8,484)
         Inventories                                                                       5,339                       (3,026)
         Deferred income taxes                                                            (5,636)                          20
         Other assets                                                                        891                          369
       Increase (decrease) in:
         Accounts payable                                                                (20,670)                       4,921
         Accrued liabilities                                                             (10,559)                      (1,864)
         Accrued restructuring                                                             8,713                       (1,062)
         Income taxes payable                                                               (818)                         755
         Deferred revenue                                                                    938                       (1,026)
         Accrued severance pay                                                              (611)                         131
                                                                           ----------------------      -----------------------

                   Net cash (used in) provided by operating activities                   (13,553)                       1,518
                                                                           ----------------------      -----------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                                              (4,117)                        (373)
         Purchases of investments                                                         (4,058)                     (31,178)
         Proceeds from sale of investments                                                64,231                       23,856
         Cash used in acquisitions, net of cash received                                 (41,936)                          --
                                                                           ----------------------      -----------------------

                     Net cash provided by (used in) investing activities                  14,120                       (7,695)
                                                                           ----------------------      -----------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock                                          451                        3,114
         Repurchase of common stock                                                           --                       (4,230)
         Proceeds from issuance of convertible debentures,
            net of loan acquisition costs                                                 96,423                           --
         Principal payments on capital lease obligations                                      30                         (172)
                                                                           ----------------------      -----------------------

                    Net cash provided by (used in) financing activities                   96,904                       (1,288)
                                                                           ----------------------      -----------------------

         EFFECT OF EXCHANGE RATE CHANGES
                 ON CASH AND CASH EQUIVALENTS                                                 72                         (320)

         NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS                                                     97,543                       (7,785)

         CASH AND CASH EQUIVALENTS,
                beginning of period                                                       19,428                       14,641
                                                                           ----------------------      -----------------------

         CASH AND CASH EQUIVALENTS,
               end of period                                                             116,971                        6,856
                                                                           ----------------------      -----------------------

                             See accompanying notes

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

2.       NET EARNINGS (LOSS) PER SHARE

The following schedule summarizes the information used to compute net income per common share for the six months and three months ended June 30, 1998 and 1997 (in thousands):

                                                                Six Months Ended                    Three Months Ended
                                                        --------------------------------       ----------------------------
                                                           June 30,           June 30,          June 30,          June 30,
                                                             1998               1997              1998              1997
                                                          (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                                        -------------      -------------       -----------       ----------
Weighted number of common shares used to compute            26,440             22,501           26,492              22,812
basic earnings (loss) per share

Weighted common share equivalents                               --              2,391            2,044               2,394
                                                            ------             ------           ------              ------

Weighted number of common shares used to compute
 diluted earnings (loss) per share                          26,440             24,892           28,536              25,206
                                                            ======             ======           ======              ======


3.        COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS 130 requires the display of comprehensive income, which is the total of net income and all other non-owner changes in equity, in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard encourages companies to display the components of other comprehensive income below the total for net income. The following schedule summarizes comprehensive income for the six months and three months ended June 30, 1998 and 1997 (in thousands):

                                                                Six Months Ended                           Three Months Ended
                                                         -------------------------------            -------------------------------
                                                         June 30,              June 30,              June 30,             June 30,
                                                           1998                  1997                  1998                  1997
                                                        (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)
                                                          --------              --------              --------             --------
Net (loss) income                                         $(31,286)             $  9,552              $  8,735             $  5,209
Translation adjustment                                          66                  (230)                  146                  (14)
                                                          --------              --------              --------             --------
Comprehensive (loss) income                               $(31,220)             $  9,232              $  8,881                5,195
                                                          ========              ========              ========             ========

The cumulative translation adjustment at June 30, 1998 was $(562,000).

4.       PRO FORMA FINANCIAL DATA

On January 30, 1998, MRV completed an acquisition from Whittaker Corporation ("Whittaker") of all of the outstanding capital stock of Whittaker Xyplex, Inc. a Delaware corporation (the "Xyplex Acquisition"). Whittaker Xyplex, Inc., (whose name the Company has since changed to NBase Xyplex, Inc.) is a holding corporation owning all of the outstanding capital stock of Xyplex, Inc., a Massachusetts corporation ("Xyplex"). Xyplex is a leading provider of access solutions between enterprise networks and wide area network and/or Internet service providers ("ISPs"). The purchase price paid to Whittaker consisted of
$35,000,000 in cash and three-year warrants to purchase up to       shares
of Common Stock of the Company at an exercise price of $35 per share.

As a result of the acquisition, the Company adopted a restructuring plan in March 1998. The plan calls for reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company provided $23,194,000 for the costs of the restructuring.

The following unaudited pro forma summary sets forth results of operations of excluding the non-recurring charges for purchased technology in progress and restructuring resulting from the Xyplex Acquisition as if the acquisition took place at the beginning of each period presented (in thousands, expect per share information):

                                              Six Months Ended                             Three Months Ended
                               --------------------------------------------    ------------------------------------------
                                      June 30,              June 30,                 June 30,              June 30,
                                       1998                  1997                     1998                  1997
                                    (Unaudited)           (Unaudited)              (Unaudited)            (Unaudited)
                               --------------------------------------------    ------------------------------------------

OPERATING INCOME                 $        21,708       $        14,235          $        11,592        $       7,370

NET INCOME                       $        16,213       $         9,552          $         8,735        $       4,801


---------------------------------------------------------------------------    ------------------------------------------

NET INCOME PER SHARE

      Basic                      $          0.61       $          0.42          $          0.33        $        0.21

      Diluted                    $          0.57       $          0.38          $          0.31        $        0.19

---------------------------------------------------------------------------    ------------------------------------------

SHARES USED IN PER SHARE CALCULATION

      Basic                               26,440                22,501                   26,492               22,812

      Diluted                             28,493                24,892                   28,536               25,206

---------------------------------------------------------------------------    ------------------------------------------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

                                                  Six Months Ended                             Three Months Ended
                                       ------------------------------------------   --------------------------------------
                                          June 30,               June 30,                 June 30,              June 30,
                                            1998                   1997                     1998                  1997
                                        (Unaudited)            (Unaudited)               (Unaudited)           (Unaudited)
---------------------------------------------------------------------------------   --------------------------------------
REVENUES, net                             100.0%                100.0%                    100.0%                100.0%
      Cost of goods sold                   55.9                  57.3                      55.9                  57.9
      Research and develop-
          ment expenses                     8.3                   7.7                       8.0                   7.7
      Selling, general and
          administrative expenses          18.6                  16.0                      18.4                  15.8

      Purchased technology
          in progress                      24.2                   --                        --                    --

      Restructuring costs                  18.3                   --                        --                    --
---------------------------------------------------------------------------------   --------------------------------------

      Operating (loss) income             (25.3)                 19.0                      17.6                  18.6

      Interest expense related to
          convertible debentures
          and acquisition                    --                   0.6                        --                   0.0

      Other income (expense), net           1.1                   0.2                       1.0                   0.7

      Provision for income taxes            0.3                   5.7                       5.4                   6.0

      Minority interests                    0.2                   0.1                       0.0                   0.2


---------------------------------------------------------------------------------   --------------------------------------

NET INCOME (LOSS)                         (24.7)%                12.7%                     13.3%                 13.2%

---------------------------------------------------------------------------------   --------------------------------------

Revenues

Revenues for the three and six months ended June 30, 1998 were $65,742,000 and $126,568,000, respectively, as compared to revenues for the three and six months ended June 30, 1997 of $39,528,000 and $75,092,000, respectively. The changes represented increases of $26,214,000 or 66.3% for the quarter ended June 30, 1998 over the quarter ended June 30, 1997 and $51,476,000 or 68.6% for the six months ended June 30, 1998 over the six months ended June 30, 1997. Revenues increased as a result of a larger sales force, greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 60% and 62% of revenues for the quarter and six months ended June 30, 1998, respectively, as compared to 58% and 57% of revenues for the quarter and six months ended June 30, 1997, respectively. International sales, as a percentage of total revenues, increased mainly because of increased sales, marketing and support resources in place in Europe. Sales of networking products represented approximately 82%
of total sales for both the quarter and six months ended June 30, 1998 compared to approximately 75% of total sales during each of the quarter and six months ended June 30, 1997.

Gross Profit

Gross profit for the quarter and six months ended June 30, 1998 were $28,993,000 and $55,814,000, respectively, compared to a gross profit of $16,643,000 and $32,031,000 for the quarter and six months ended June 30, 1997, respectively. The changes represented increases of $12,350,000 and $23,783,000 for the quarter and six months ended June 30, 1998, respectively, or 74.2% for both the quarter and six months ended June 30, 1998 over the quarter and six months ended June 30, 1997. Gross Profit as a percentage of revenues increased from 42.1% and 42.7% during the quarter and six months ended June 30, 1997, respectively, to 44.1% during each of the quarter and six months ended June 30, 1998 as a result of increased sales of higher margin products.

Research and Development

Research and development ("R&D") expenses were $5,282,000 and $10,525,000, and represented 8.0% and 8.3% of revenues, for the quarter and six months ended June 30, 1998, respectively. R&D expenses were $3,041,000 and $5,789,000 for the three months and six months ended June 30, 1997, respectively, and represented 7.7% of revenues for both periods. The increases of 73.7% and 81.8% in R&D spending during the quarter and six months ended June 30, 1998 over the comparable periods in 1997 were attributable to the continued development of, as well as for new projects involving, the Company's networking and fiber optic products. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is an important competitive factor.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $12,119,000 and $23,581,000 for the quarter ended and six months ended June 30, 1998 from $6,232,000 and $12,007,000 for the quarter ended June 30, 1997. As a percentage of revenues, SG&A increased from 15.8% and 16.0% for the quarter and six months ended June 30, 1997, respectively, to 18.4% and 18.6% for the quarter and six months ended June 30, 1998, respectively. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs; Interest Expense

Purchased technology in progress for the six months ended June 30, 1998 of $30,571,000 was related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998. Restructuring costs during the six months ended June 30, 1998 were $23,194,000. The restructuring costs in the first six months of 1998 were associated with a plan adopted by the Company in March, 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company did not incur these charges in the quarter ended June 30, 1998 or quarter and six months ended June 30, 1997. The Company did, however, incur charges of $19,000 and $427,000 during the quarter and six months ended June 30, 1997, respectively, as additional interest expense related to the issuance in 1996 of convertible subordinated debentures (the "Debentures"), proceeds from which were used to finance the Company's acquisition of the Fibronics business in 1996. The Company did not report charges relating to the issuance of the Debentures for periods after June 30, 1997 as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock.

Net Income (Loss)

The Company reported net income (loss) of $8,735,000 and ($31,286,000) during the three and six months ended June 30, 1998, respectively, compared to net income of $5,209,000 and $9,552,000 during the three and six months ended June 30, 1997. Net income increased by $3,526,000 or 67.7% for the three months ended June 30, 1998 over the three months ended June 30, 1997. Net income for the six months ended June 30, 1998 would have been $16,213,000, excluding $53,765,000 of charges, associated with the Xyplex Acquisition, as compared to net income of $9,979,000, excluding non-recurring charges of $427,000 relating to interest expenses attributable to financing the acquisition of the Fibronics business. Excluding these non-recurring, net income increased by $6,234,000 or 63% for the six months ended June 30, 1998 over the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company completed a follow-on public offering of 2,785,000 shares of Common Stock raising net proceeds of approximately $93,320,000. In June 1998, the Company sold an aggregate $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a private placement raising net proceeds of $96,423,000 (the "1998 Private Placement"). The Notes are convertible into Common Stock of the Company at a conversion price of $27.0475 per share (equivalent to a conversion rate of approximately 36.97 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24 percent, for a total of approximately 3.7 million shares of common stock of the Company. The Notes have a five-year term and are not callable for the first three years. Interest on the Notes, at 5 percent per annum, is payable semi-annually on June 15 and December 15, commencing on December 15, 1998.

Cash and cash equivalents and short-term investments totaled approximately $138,622,000 at June 30, 1998. Such cash and cash equivalents and short-term investments, as well as cash flow from operations, are the Company's principal sources of liquidity.

Net cash used in operating activities for the six months ended June 30, 1998 was $13,553,000. The funds were used primarily to purchase technology in progress and for restructuring costs in connection with the Xyplex Acquisition. Net cash provided by investing activities for the six months ended June 30, 1998 was $14,120,000. Cash provided by the sale of investments to finance the Xyplex acquisition accounted for most of the cash provided by investing activities for the six months ended June 30, 1998 and cash used in the Xyplex acquisition accounted for most of the cash used in investing activities for the same period. The sale of the Notes in the 1998 Private Placement accounted for substantially all of the $96,904,000 of cash provided by financing activities during the six months ended June 30, 1998.

Accounts receivable were $60,636,000 at June 30, 1998 as compared to $47,258,000 at December 31, 1997. The increase in accounts receivable was primarily attributable to the increase in overall sales in Europe where terms of sale are traditionally longer than in the U.S.

Inventories were $45,389,000 at June 30, 1998 as compared to $41,689,000 at December 31, 1997. The increase in inventories was primarily attributable to the Company's decision to add larger inventories to shorten lead times for customers and the Xyplex Acquisition. Management believes that MRV's inventory levels at various points in time may not necessarily be comparable to those of many other companies in its industry. This is because MRV conducts significant in-house manufacturing of various components used in its products and thus carries substantial raw materials and work-in-progress in addition to finished products in its inventories. In contrast, many competitors outsource to turnkey contract manufacturers substantial portions of their production requirements and thus do not include material amounts of raw materials or work in progress in inventories and may in some circumstances not even include finished products in inventory if the contract manufacturer ships directly to the competitors' customers.

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

PART II - OTHER INFORMATION

Item 2.  Change in Securities

(a)   Not applicable

(b)   Not applicable

(c)   On June 26, 1998, the Company sold $100,000,000 principal amount of
5 percent convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors (the "Initial Purchasers") at 100% of their principal amount, less a selling discount to the Initial Purchasers of 3 percent of the principal amount.

         Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The Initial Purchasers had adequate access to information about the Company and represented to the Company that they were qualified institutional investors within the meaning of Rule 144A under the Securities Act and that they offered the Notes, and will offer and sell the Notes, only: (i) inside the United

States to persons whom they reasonably believe are "qualified institutional buyers" in accordance with Rule 144A or (ii) to non-U.S. persons pursuant to offers and sales that occur outside the United States in accordance with Regulation S under the Securities Act. Appropriate legends were affixed to the certificates evidencing the Notes in such transaction.

         The notes have a five-year term and are not callable for the first three years. At any time prior to maturity or redemption, the Notes are convertible into common stock of the Company at a conversion price of $27.0475 per share (equivalent to a conversion rate of approximately 36.97 shares per $1,000 principal amount of Notes), representing an initial conversion premium of 24 percent, for a total of approximately 3.7 million shares of common stock of the Company.

Item 6. Exhibits and Reports of Form 8-K.

         (a) The following exhibits are filed as part of this Report:

Exhibit No.                            Exhibit
-----------                            -------

4.1     Purchase Agreement, dated June 23, 1998, between the Company and
        Prudential Securities Incorporated and Bear, Stearns & Co. Inc. relating to the Notes.

4.2     Indenture, dated as of June 26, 1998, between the Company and American
        Stock Transfer & Trust Company, as Trustee, relating to the Notes.

4.3     Specimen of Restricted Global Security

4.4 Registration Rights Agreement dated June 26, 1998 between the Company and Prudential Securities Incorporated and Bear, Stearns & Co. Inc.
        relating to the shares of Common Stock issuable upon conversion of the Notes.

27      Financial Data Schedule

         (b) The following Reports on Form 8-K were filed during the quarter for which this report was filed:

        o Form 8-K/A dated April 17, 1998 supplementing and completing registrant's Form 8-K filed February 13, 1998 by filing the following financial statements of Xyplex, Inc. and pro forma financial per Item 7 of Form 8-K:

                    FINANCIAL STATEMENTS

                    Audited Financial Statements At October 31, 1997 And 1996 And For The Year Ended October 31, 1997 And The Period April 10, 1996 To October 31, 1996

                    Report of Independent Auditors (Ernst & Young LLP

                    Balance Sheets at October 31, 1997 and 1996

                    Statements of Operations for the year ended October 31, 1997 and the period April 10, 1996 to October 31, 1996

                    Statements of Changes in Stockholders Equity for the year ended October 31, 1997 and the period April 10, 1996 to October 31, 1996

                    Statements of Cash Flows for the year ended October 31, 1997 and the period April 10, 1996 to October 31, 1996

                    Notes to Financial Statements

                    Audited Financial Statements At April 9, 1996 And For The Period January 1, 1996 To April 9, 1996

                    Report of Independent Auditors (Coopers & Lybrand L.L.P)

                    Balance Sheet at April 9, 1996

                    Statement of Loss for the period January 1, 1996 to April 9, 1996

                    Statement of Parent Company Investment

                    Statement of Cash Flows for the period January 1, 1996 to April 9, 1996

                    Notes to Financial Statements

                    PRO FORMA FINANCIAL INFORMATION

                    Unaudited Pro Forma Consolidated Financial Statements

                    Unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1997

                    Unaudited Pro Forma Statement of Operations for the year ended December 31, 1997

                    Notes and Assumptions to Unaudited Pro Forma Consolidated Financial Statements


        o       Form 8-K dated June 29, 1998 reporting information under Item 5.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1998.

                            MRV COMMUNICATIONS, INC.



                            By:   /s/ EDMUND GLAZER
                               ----------------------------------------------
                                      Edmund Glazer
                                 Vice President of Finance and Administration
                                 and Chief Financial Officer