Form 10-Q
period 1998-09-30
MRV COMMUNICATIONS INC
filed 1998-11-13
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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


Yes /X/  No / /

As of September 30, 1998, there were 26,646,121 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                          Form 10-Q September 30, 1998

                                      INDEX

                                                                                  PAGE NUMBER
                                                                                  -----------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements:

                Condensed Consolidated Balance Sheets as of September 30, 1998
                (unaudited) and December 31, 1997 (audited)                             3

                Condensed Consolidated Statements of Operations (unaudited)
                for the Nine Months and Three Months ended September 30,
                1998 and 1997                                                           4

                Condensed Consolidated Statements of Cash Flows (unaudited) for
                the Nine Months ended September 30, 1998 and 1997                       5

                Notes to Condensed Consolidated Financial Statements                    6

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     8

PART II         OTHER INFORMATION                                                       11

Item 6:         Exhibits and Reports on Form 8-K                                        11

SIGNATURE                                                                               12


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

-------------------------------------------------------------------------------------------------------
                                                                        September 30,      December 31,
                                                                            1998              1997
                                                                         (unaudited)        (audited)
-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
              Cash & cash equivalents                                     $  24,104         $  19,428
              Short-term investments                                         32,008            36,413
              Accounts receivable, net of
                     reserves of $7,016 in 1998 and $4,252 in 1997           57,232            47,258
              Inventories                                                    49,711            41,689
              Deferred income taxes                                           8,315             2,280
              Other current assets                                            5,320             7,248
-------------------------------------------------------------------------------------------------------
                   Total current assets                                     176,690           154,316

PROPERTY AND EQUIPMENT - At cost,
              net of depreciation and amortization                           20,903             8,183

OTHER ASSETS:
              Goodwill                                                       21,139             5,077
              Investments                                                   101,105            62,382
              Deferred income taxes                                           6,112             6,231
              Loan acquisition costs and other                                4,736                47
-------------------------------------------------------------------------------------------------------
                                                                          $ 330,685         $ 236,236
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Current maturities of financing lease obligations           $     214         $     111
              Accounts payable                                               31,165            30,439
              Accrued liabilities                                            12,665             8,429
              Accrued restructuring costs                                     8,253                --
              Deferred revenue                                                4,024               293
              Income taxes payable                                            1,213             3,485
-------------------------------------------------------------------------------------------------------

                   Total current liabilities                                 57,534            42,757


LONG-TERM LIABILITIES
              Convertible debentures                                        100,000                --
              Capital lease obligations, net of current portion                 982               788
              Deferred income taxes                                             378                --
              Other long-term liabilities                                     3,571             2,065
-------------------------------------------------------------------------------------------------------

                   Total long term liabilities                              104,931             2,853

MINORITY INTERESTS                                                            2,762               657

STOCKHOLDERS' EQUITY:
              Preferred stock, $0.01 par value:
                     1,000 shares authorized no shares outstanding               --                --
              Common stock, $0.0034 par value:
                     40,000 shares authorized and
                     26,646 shares outstanding in 1998
                     and 26,360 shares outstanding in 1997                       91                88
              Additional paid-in capital                                    180,994           175,874
              Treasury stock                                                    (60)               --
              Retained earnings (deficit)                                   (15,096)           14,635
              Cumulative translation adjustments                               (471)             (628)
-------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                    165,458           189,969
-------------------------------------------------------------------------------------------------------
                                                                          $ 330,685         $ 236,236
-------------------------------------------------------------------------------------------------------



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                 Nine Months Ended                   Three Months Ended
-------------------------------------------------------------------------     ------------------------------
                                           September 30,     September 30,    September 30,    September 30,
                                               1998              1997             1998              1997
                                            (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
-------------------------------------------------------------------------     ------------------------------
REVENUES, net                                $ 189,192         $ 117,071        $  62,624        $  41,979
-------------------------------------------------------------------------     ------------------------------

COSTS AND EXPENSES:
     Cost of goods sold                        109,098            66,866           38,344           23,805
     Research and development
       expenses                                 17,337             9,094            6,812            3,305
     Selling, general and
       administrative expenses                  39,223            18,745           15,642            6,738

     Purchased technology in progress           30,571                --               --               --

     Restructuring costs                        23,194                --               --               --
-------------------------------------------------------------------------     ------------------------------

     Operating (loss) income                   (30,231)           22,366            1,826            8,131

     Interest expense related to                 1,370               427            1,370               --
       convertible debt

     Other income (expense), net                 3,282               460            1,908              341

     Provision for income taxes                 1,042             6,840              679            2,535

     Minority interests                            370                85              130               15
-------------------------------------------------------------------------     ------------------------------
NET (LOSS) INCOME                            $ (29,731)        $  15,474        $   1,555        $   5,922
-------------------------------------------------------------------------     ------------------------------
NET (LOSS) EARNINGS PER SHARE

     BASIC                                   $   (1.12)        $    0.68        $    0.06        $    0.25

     DILUTED                                 $   (1.12)        $    0.61        $    0.06        $    0.23
-------------------------------------------------------------------------     ------------------------------
SHARES USED IN PER
  SHARE CALCULATION

     BASIC                                      26,497            22,779           26,609           23,321

     DILUTION                                   26,497            25,576           27,390           26,119
-------------------------------------------------------------------------     ------------------------------


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)

                                                                         Nine Months Ended
--------------------------------------------------------------------------------------------------
                                                                   September 30,     September 30,
                                                                       1998               1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    (29,731)            15,474
 Adjustments to reconcile net income
   (loss) to net cash used in operating activities:
       Depreciation and amortization                                    3,489              1,167
       Interest related to convertible debentures and acquisition          --                427
       Purchased technology in progress                                30,571                 --
       Minority interests' share of income                                370                 85
       Changes in assets and liabilities, net
         of effects from acquisitions
       Decrease (increase) in:
           Accounts receivable                                         12,193            (10,815)
           Inventories                                                  1,209             (5,734)
           Deferred income taxes                                       (5,431)             1,580
           Other assets                                                   381                579
       Increase (decrease) in:
           Accounts payable                                           (18,417)             5,730
           Accrued liabilities                                         (9,702)            (3,245)
           Accrued restructuring                                        8,253                 --
           Income taxes payable                                        (4,328)                14
           Deferred revenue                                                86             (1,324)
           Accrued severance pay                                        1,381                 --
---------------------------------------------------------------------------------------------------
               Net cash (used in) provided by operating activities     (9,676)             3,938
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                             (5,277)              (740)
       Purchases of investments                                      (132,574)          (131,044)
       Proceeds from sale of investments                               98,255             28,912
       Cash used in acquisitions, net of cash received                (44,007)                --
---------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities    (83,603)          (102,872)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                       1,226             98,908
       Repurchase of common stock                                         (60)            (4,230)
       Proceeds from issuance of convertible debentures,
         net of loan acquisition costs                                 96,423                 --
       Principal payments on capital lease obligations                    203               (217)
       Other                                                              (13)               212
---------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities     97,779             94,673
---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                            176               (271)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  4,676             (4,532)

CASH AND CASH EQUIVALENTS,
       beginning of period                                             19,428             14,641
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
       end of period                                                   24,104             10,109
---------------------------------------------------------------------------------------------------


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

2. NET (LOSS) EARNINGS PER SHARE

The following schedule summarizes the information used to compute net income per common share for the nine months and three months ended September 30, 1998 and 1997 (in thousands):

                                                               Nine Months Ended            Three Months Ended
                                                       -----------------------------   -----------------------------
                                                       September 30,   September 30,   September 30,   September 30,
                                                           1998           1997             1998           1997
                                                        (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
                                                        -----------    -----------      -----------     ----------
Weighted number of common shares used to compute
  basic earnings (loss) per share                         26,497          22,779          26,609          23,321

Weighted common share equivalents                             --           2,797             781           2,798
                                                          ------          ------          ------          ------

Weighted number of common shares used to compute
  diluted earnings (loss) per share                       26,497          25,576          27,390          26,119
                                                          ======          ======          ======          ======

The effect of the convertible subordinated debentures issued on June 26, 1998, for the nine months and three months ended September 30, 1998 would be anti-dilutive and is therefore excluded.

3. COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS 130 requires the display of comprehensive income, which is the total of net income and all other non-owner changes in equity, in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard encourages companies to display the components of other comprehensive income below the total for net income. The following schedule summarizes comprehensive income for the nine months and three months ended September 30, 1998 and 1997 (in thousands):

                                          Nine Months Ended                 Three Months Ended
                                   -------------------------------    -----------------------------
                                   September 30,     September 30,    September 30,   September 30,
                                       1998              1997              1998            1997
                                   (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
                                   -------------     -------------    -------------   -------------
Net (loss) income                   $(29,731)          $15,474           $ 1,555          $ 5,922
Translation adjustment                   157              (271)               91              (95)
                                    --------           -------           -------          -------
Comprehensive (loss) income         $(29,574)          $15,203           $ 1,646          $ 5,887
                                    ========           =======           =======          =======

The cumulative translation adjustment at September 30, 1998 was $(471,000).

4. PRO FORMA FINANCIAL DATA

On January 30, 1998, MRV completed an acquisition from Whittaker Corporation ("Whittaker") of all of the outstanding capital stock of Whittaker Xyplex, Inc. a Delaware corporation (the "Xyplex Acquisition"). Whittaker Xyplex, Inc., (whose name the Company has since changed to NBase Xyplex, Inc.) is a holding corporation owning all of the outstanding capital stock of Xyplex, Inc., a Massachusetts corporation ("Xyplex"). Xyplex is a leading provider of access solutions between enterprise networks and wide area networks and/or Internet service providers ("ISPs"). The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 500,000 shares of Common Stock of the Company at an exercise price of $35 per share.

As a result of the acquisition, the Company adopted a restructuring plan in March 1998. The plan calls for reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company provided $23,194,000 for the costs of the restructuring.

Management estimates that $30,571,000 of the purchase price represents purchased technology in process that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the Consolidated Statement of Operations upon consummation of the acquisition.

The following unaudited pro forma summary sets forth results of operations of excluding the non-recurring charges for purchased technology in progress and restructuring resulting from the Xyplex Acquisition as if the acquisition took place at the beginning of each period presented (in thousands, except per share information):



SELECTED PRO FORMA INFORMATION   (prior to non-recurring charges)

                                                   Nine Months Ended                Three Months Ended
                                              ------------------------------    -----------------------------
                                              September 30,    September 30,    September 30,   September 30,
                                                  1998             1997             1998            1997
                                               (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
----------------------------------------------------------------------------    -----------------------------
OPERATING INCOME                                $23,534          $22,366          $ 1,826          $ 8,131

NET INCOME                                      $17,768          $15,474          $ 1,555          $ 5,922

NET INCOME PER SHARE - BASIC                    $  0.67          $  0.68          $  0.06          $  0.25

NET INCOME PER SHARE - DILUTED                  $  0.64          $  0.61          $  0.06          $  0.23
----------------------------------------------------------------------------    -----------------------------

SHARES USED IN PER SHARE CALCULATION

      BASIC                                      26,497           22,779           26,609           23,321

      DILUTED                                    27,771           25,576           27,390           26,119
----------------------------------------------------------------------------    -----------------------------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

                                                  Nine Months Ended                Three Months Ended
                                             -----------------------------   ------------------------------
                                             September 30,   September 30,   September 30,    September 30,
                                                 1998            1997            1998             1997
                                              (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                             -----------------------------   ------------------------------
REVENUES, net                                   100.0%           100.0%          100.0%          100.0%
--------------------------------------------------------------------------   ------------------------------
COSTS AND EXPENSES:
      Cost of goods sold                         57.7             57.1            61.2            56.7
      Research and development
        expenses                                  9.2              7.8            10.9             7.9
      Selling, general and
        administrative expenses                  20.7             16.0            25.0            16.1

      Purchased technology in progress           16.2               --              --              --

      Restructuring costs                        12.3               --              --              --
--------------------------------------------------------------------------   ------------------------------

      Operating (loss) income                   (16.0)            19.1             2.9            19.4

      Interest expense related to
        convertible debt                          0.7              0.4             2.2              --

      Other income (expense), net                 1.7              0.4             3.0             0.8

      Provision for income taxes                  0.6              5.8             1.1             6.0

      Minority interests                          0.2              0.1             0.2             0.0
--------------------------------------------------------------------------   ------------------------------

NET (LOSS) INCOME                               (15.7)%           13.2%            2.5%           14.1%
==========================================================================   ==============================


Revenues

Revenues for the three and nine months ended September 30, 1998 were $62,624,000 and $189,192,000, respectively, as compared to revenues for the three and nine months ended September 30, 1997 of $41,979,000 and $117,071,000, respectively. The changes represented increases of $20,645,000 or 49.2% for the quarter ended September 30, 1998 over the quarter ended September 30, 1997 and $72,121,000 or 61.6% for the nine months ended September 30, 1998 over the nine months ended September 30, 1997. Revenues increased as a result of a larger sales force, greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 58% and 60% of revenues for the quarter and nine months ended September 30, 1998, respectively, as compared to 58% of revenues for both the quarter and nine months ended September 30, 1997. Sales of networking products represented approximately 81% and 82% of total sales during the quarter and nine months ended September 30, 1998 compared to approximately 76% and 75% of total sales during the quarter and nine months ended September 30, 1997, respectively. The increase in sales of networking products during the quarter and nine months ended September 30, 1998 over the comparable periods in 1997 was the result of an increased number of networking products available for sale and a larger sales, marketing and customer support organization to support such sales.

Gross Profit

Gross profit for the quarter and nine months ended September 30, 1998 were $24,280,000 and $80,094,000, respectively, compared to a gross profit of $18,174,000 and $50,205,000 for the quarter and nine months ended September 30, 1997, respectively. The changes represented increases of $6,106,000 or 33.6% and $29,889,000 or 59.5% for the quarter and nine months ended September 30, 1998, respectively, over the quarter and nine months ended September 30, 1997. Gross profit as a percentage of revenues decreased from 43.3% and 42.9% during the quarter and nine months ended September 30, 1997, respectively, to 38.8% and 42.3% during the quarter and nine months ended September 30, 1998 as a result of intense price competition from competitors. The Company had planned to compensate for such price competition by introducing new lower cost products during the quarter; however, it was unable to complete those products in time.

Research and Development

Research and development ("R&D") expenses were $6,812,000 and $17,337,000, and represented 10.9% and 9.2% of revenues, for the quarter and nine months ended September 30, 1998, respectively. R&D expenses were $3,305,000 and $9,094,000, and represented 7.9% and 7.8% of revenues for the quarter and nine months ended September 30, 1997, respectively. The increases of $3,507,000 or 106.1% and $8,243,000 or 90.6% in R&D spending during the quarter and nine months ended September 30, 1998 over the comparable periods in 1997 were attributable to the continued development of, as well as for new projects involving, the Company's networking and fiber optic products. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is an important competitive factor.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $15,642,000 and $39,223,000 for the quarter ended and nine months ended September 30, 1998 from $6,738,000 and $18,745,000 for the quarter and nine months ended September 30, 1997. As a percentage of revenues, SG&A increased from 16.1% and 16.0% for the quarter and nine months ended September 30, 1997, respectively, to 25.0% and 20.7% for the quarter and nine months ended September 30, 1998, respectively. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs

Purchased technology in progress for the nine months ended September 30, 1998 of $30,571,000 was related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998, which had not yet reached technological feasibility and for which the Company had no alternative future use. Restructuring costs during the nine months ended September 30, 1998 were $23,194,000. The restructuring costs in the first nine months of 1998 were associated with a plan adopted by the Company in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company did not incur these charges in the quarter ended September 30, 1998 or quarter and nine months ended September 30, 1997.

Interest Expense Related to Convertible Debt

On June 26, 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. This resulted in interest expense of $1,370,000 for both the three and nine months ended September 30, 1998. The Company incurred a charge of $427,000 during the nine months ended September 30, 1997 as additional interest expense related to the issuance in 1996 of convertible subordinated debentures (the "Debentures"), proceeds from which were used to finance the Company's acquisition of the Fibronics business in 1996. The Company did not report charges relating to the issuance of the Debentures for the quarter ended September 30, 1997 as the outstanding principal and accrued interest were paid in full at April 4, 1997 through their conversion into Common Stock.

Net Income (Loss)

The Company reported net income (loss) of $1,555,000 and ($29,731,000) during the three and nine months ended September 30, 1998, respectively, compared to net income of $5,922,000 and $15,474,000 during the three and nine months ended September 30, 1997. Net income decreased by $4,367,000 for the three months ended September 30, 1998 over the three months ended September 30, 1997. Net income for the nine months ended September 30, 1998 would have been $17,768,000, excluding $53,765,000 of charges, associated with the Xyplex Acquisition, as compared to net income of $15,474,000.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company completed a follow-on public offering of 2,785,000 shares of Common Stock raising net proceeds of approximately $93,320,000. In June 1998, the Company sold an aggregate $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a private placement raising net proceeds of $96,423,000 (the "1998 Private Placement"). The Notes are convertible into Common Stock of the Company at a conversion price of $27.0475 per share (equivalent to a conversion rate of approximately 36.97 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 3.7 million shares of Common Stock of the Company. The Notes have a five-year term and are not callable for the first three years. Interest on the Notes is at 5% per annum and is payable semi-annually on June 15 and December 15, commencing on December 15, 1998.

Cash and cash equivalents and short-term investments totaled approximately $56,112,000 at September 30, 1998. Such cash and cash equivalents and short-term investments, as well as cash flow from operations, are the Company's principal sources of liquidity.

Net cash used in operating activities for the nine months ended September 30, 1998 was $9,676,000. The funds were used primarily to purchase technology in progress and for restructuring costs in connection with the Xyplex Acquisition. Net cash used in investing activities for the nine months ended September 30, 1998 was $83,603,000. Cash used in the Xyplex Acquisition accounted for most of the cash used in investing activities for the nine months ended September 30, 1998 and cash provided by the sale of investments to finance the Xyplex Acquistion accounted for most of the cash provided by investing activities for the same period. The sale of the Notes in the 1998 Private Placement accounted for substantially all of the $97,779,000 of cash provided by financing activities during the nine months ended September 30, 1998.

Accounts receivable were $ 57,232,000 at September 30, 1998 as compared to $47,258,000 at December 31, 1997. The increase in accounts receivable was primarily attributable to the increase in overall sales in Europe where terms of sale are traditionally longer than in the United States.

Inventories were $49,711,000 at September 30, 1998 as compared to $41,689,000 at December 31, 1997. The increase in inventories was primarily attributable to the Company's decision to add larger inventories to shorten lead times for customers and the Xyplex Acquisition. Management believes that the Company's inventory levels at various points in time may not necessarily be comparable to those of many other companies in its industry. This is because MRV conducts significant in-house manufacturing of various components used in its products and thus carries substantial raw materials and work-in-progress in addition to finished products in its inventories. In contrast, many competitors outsource to turnkey contract manufacturers substantial portions of their production requirements and thus do not include material amounts of raw materials or work in progress in inventories and may in some circumstances not even include finished products in inventory if the contract manufacturer ships directly to the competitors' customers.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K.

(b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 1998.

                                       MRV COMMUNICATIONS, INC.



                                       By:      /s/ EDMUND GLAZER
                                          -----------------------------------
                                                    Edmund Glazer
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer