Form 10-Q/A
period 1998-03-31
MRV COMMUNICATIONS INC
filed 1999-03-09
CIK 887969

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

                            MRV COMMUNICATIONS, INC.
                           Form 10-Q/A March 31, 1998

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

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

---------------------------------------------------------------------------------------------------
                                                                      March 31,        December 31,
                                                                        1998               1997
                                                                     (unaudited)        (audited)
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
             Cash & cash equivalents                                  $  15,077         $  19,428
             Short-term investments                                      24,948            36,413
             Accounts receivable, net of reserves of
               $5,125 in 1998 and $4,252  in 1997                        59,472            47,258
             Inventories                                                 44,604            41,689
             Deferred income taxes                                        7,334             2,280
             Other current assets                                         7,969             7,248
---------------------------------------------------------------------------------------------------
                  Total current assets                                  159,404           154,316

PROPERTY AND EQUIPMENT - At cost, net of depreciation
          and amortization                                               20,480             8,183

OTHER ASSETS:
             Investments                                                 25,130            62,382
             Intangible assets, including goodwill                       30,838             5,077
             Deferred income taxes                                        6,112             6,231
             Other                                                           83                47
---------------------------------------------------------------------------------------------------

                                                                      $ 242,047         $ 236,236
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Current maturities of financing lease obligations        $     140         $     111
             Accounts payable                                            28,594            30,439
             Accrued liabilities                                         18,431             8,429
             Accrued restructuring costs                                 16,474                --
             Deferred revenue                                             4,320               293
             Income taxes payable                                         1,623             3,485
---------------------------------------------------------------------------------------------------

                  Total current liabilities                              69,582            42,757


LONG-TERM LIABILITIES
             Capital lease obligations, net of current portion              795               788
             Deferred income taxes                                          422                --
             Other long-term liabilities                                  1,715             2,065
---------------------------------------------------------------------------------------------------
                  Total long term liabilities                             2,932             2,853

MINORITY INTERESTS                                                        2,617               657

STOCKHOLDERS' EQUITY:
             Preferred stock, $0.01 par value:
                    1,000 shares authorized no shares
                     outstanding                                             --                --
             Common stock, $0.0034 par value:
                    40,000 shares authorized and 26,426
                     shares outstanding in 1998 and 26,360
                     shares outstanding in 1997                              88                88
             Additional paid-in capital                                 183,122           175,874
             Retained (deficit) earnings                                (15,586)           14,635
             Cumulative translation adjustments                            (708)             (628)
---------------------------------------------------------------------------------------------------
             Total stockholders' equity                                 166,916           189,969
---------------------------------------------------------------------------------------------------

                                                                      $ 242,047         $ 236,236
---------------------------------------------------------------------------------------------------



                             See accompanying notes

                          MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share data)

                                                             Three Months Ended
-------------------------------------------------------------------------------------
                                                         March 31,         March 31,
                                                           1998               1997
                                                        (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------
REVENUES, net                                             $ 60,826         $ 35,564
-------------------------------------------------------------------------------------

COSTS AND EXPENSES:

      Cost of goods sold                                    34,005           20,176

      Research and development expenses                      5,243            2,748
      Selling, general and administrative expenses          11,600            5,775
      Purchased technology in progress                      20,633               --
      Restructuring costs                                   23,194               --
-------------------------------------------------------------------------------------
      Operating (loss) income                              (33,849)           6,865
      Interest expense related to convertible
          debentures and acquistion                             --              408
      Other income (expense), net                              684             (166)
      (Credit) provision for
          income taxes                                      (3,168)           1,938
      Minority interests                                       224               10

-------------------------------------------------------------------------------------
NET (LOSS) INCOME                                         $(30,221)        $  4,343

-------------------------------------------------------------------------------------

NET (LOSS) INCOME PER SHARE - BASIC                       $  (1.15)        $   0.20

NET (LOSS) INCOME PER SHARE - DILUTED                     $  (1.15)        $   0.18

-------------------------------------------------------------------------------------

SHARES USED IN PER - SHARE CALCULATION - BASIC              26,387           22,188

SHARES USED IN PER - SHARE CALCULATION - DILUTED            26,387           24,795
-------------------------------------------------------------------------------------



                            See accompanying notes.

                            MRV COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)

                                                                                Three Months Ended
                                                                             ------------------------
                                                                             March 31,      March 31,
                                                                               1998           1997
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $   (30,221)      $  4,343
  Adjustments to reconcile net income
    (loss) to net cash used in operating activities:
      Depreciation and amortization                                            1,351            347
      Interest related to convertible debentures and acquisition                  --            408
      Purchased technology in progress                                         20,633            --
      Minority interests' share of income                                         224            10
      Changes in assets and liabilities, net
        of effects from acquisitions
      Decrease (increase) in:
        Accounts receivable                                                     8,681        (4,575)
        Inventories                                                             6,124        (2,769)
        Deferred income taxes                                                  (4,406)           34
        Other assets                                                            1,241           513
      Increase (decrease) in:
        Accounts payable                                                      (19,482)        5,529
        Accrued liabilities                                                    (3,842)         (646)
        Accrued restructuring                                                  16,474          (788)
        Income taxes payable                                                   (3,917)          138
        Deferred revenue                                                          382          (679)
        Accrued severance pay                                                    (475)          (25)
                                                                              -------       -------
            Net cash (used in) provided by operating activities                (7,233)        1,840
                                                                              -------       -------
        CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                                    (4,028)         (215)
        Purchases of investments                                                   --       (13,918)
        Proceeds from sale of investments                                      48,717         7,033
        Cash used in acquisitions, net of cash received                       (41,936)           --
                                                                              -------       -------
            Net cash provided by (used in) investing activities                 2,753        (7,100)
                                                                              -------       -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                248         2,118
        Repurchase of common stock                                                 --        (4,230)
        Principal payments on capital lease obligations                           (58)         (111)
                                                                              -------       -------
            Net cash provided by (used in) financing activities                   190        (2,223)
                                                                              -------       -------
        EFFECT OF EXCHANGE RATE CHANGES
            ON CASH AND CASH EQUIVALENTS                                          (61)           --
                                                                              -------       -------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,351)       (7,483)

        CASH AND CASH EQUIVALENTS,
            beginning of period                                                19,428        14,641
                                                                              -------       -------
        CASH AND CASH EQUIVALENTS,
            end of period                                                   $  15,077      $  7,158
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

2.       PURCHASED TECHNOLOGY IN PROGRESS

Although MRV Communications, Inc. reported its first, second and third quarter results of 1998 in accordance with established accounting practice and valuations of purchased technology in progress provided by independent valuators, these valuations have been reconsidered in light of very recent Securities and Exchange Commission guidance regarding valuation methodology.

Based on this new valuation methodology, the value of the purchased technology in progress related to the Xyplex acquisition has been reduced to $20,633,000 and the amount of goodwill has been increased by $9,938,000.

3.       NET EARNINGS (LOSS) PER SHARE

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


4.       COMPREHENSIVE INCOME

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

                                                       Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        1998        1997
                                                      --------     -------
Net (loss) income                                     $(30,221)    $ 4,343
Translation adjustment                                     (80)       (306)
                                                      --------     -------
Comprehensive (loss) income                           $(30,301)    $ 4,037
                                                      ========     =======


5.       PRO FORMA FINANCIAL DATA

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

Management estimates that $20,633,000 of the purchase price represents purchased technology in process that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the Consolidated Statement of Operations upon consummation of the acquisition.

The following unaudited pro forma summary sets forth results of operations excluding the non-recurring charges for purchased technology in progress and restructuring, resulting from the Xyplex Acquisition as if the acquisition took place at the beginning of each period presented:

---------------------------------------------------------------------------------
SELECTED PRO FORMA INFORMATION
   (prior to non-recurring charges)                       Three Months Ended
---------------------------------------------------------------------------------
                                                       March 31,      March 31,
                                                         1998            1997
                                                      (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------
OPERATING INCOME                                        $ 9,978        $ 6,865

NET INCOME                                              $ 7,339        $ 4,751
                                                        -------        -------

NET INCOME PER SHARE - BASIC                            $  0.28        $  0.21

NET INCOME PER SHARE - DILUTED                          $  0.26        $  0.19
                                                        -------        -------

SHARES USED IN PER - SHARE CALCULATION - BASIC           26,387         22,188

SHARES USED IN PER - SHARE CALCULATION - DILUTED         28,582         24,795
                                                        -------        -------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                        March 31,     March 31,
                                                          1998          1997
                                                      (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------
REVENUES, net                                             100.0 %       100.0 %
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
      Cost of goods sold                                  55.9          56.7
      Research and development expenses                    8.6           7.7
      Selling, general and administrative expenses        19.1          16.2
      Purchased technology in progress                    33.9            --
      Restructuring costs                                 38.1            --
      Operating (loss) income                            (55.6)         19.3
      Interest expense related to convertible
          debentures and acquisition                        --           1.1
      Other income (expense), net                          1.1          (0.5)
      (Credit) provision for
          income taxes                                    (5.2)          5.4
      Minority interests                                   0.4           0.0
--------------------------------------------------------------------------------

NET (LOSS) INCOME                                        (49.7)%        12.2 %

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased to $11,600,000 for the quarter ended March 31, 1998 from $5,775,000 for the quarter ended March 31, 1997. As a percentage of revenues, SG&A increased from 16.2% for the quarter ended March 31, 1997 to 19.1% for the quarter ended March 31, 1998. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs.

Purchased technology in progress for the quarter ended March 31, 1998 was $20,633,000 and related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998. Restructuring costs during the quarter ended March 31, 1998 were $23,194,000. The restructuring costs in the first quarter of 1998 were associated with a plan adopted by the Company in March, 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company did not incur these charges in the comparable period of 1997.

Net Loss (Income).

The Company incurred a net loss of $30,221,000 during the three months ended March 31, 1998 compared to net income of $4,343,000 during the three months ended March 31, 1997. Net income for the three months ended March 31, 1998 would have been $7,339,000, excluding $43,827,000 of charges, associated with the Xyplex Acquisition, as compared to net income of $4,751,000, excluding unusual charges relating to interest expenses attributable to financing the Fibronics Acquisition for the three months ended March 31, 1997. Excluding these non-recurring charges, net income increased by $2,588,000, or 54.5% for the three months ended March 31, 1998 over the three months ended March 31, 1997.

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

(a)      Exhibits:

         27. Financial Data Schedule

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated February 13, 1998 reporting on Items 2 and 7.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 1999.



                            MRV COMMUNICATIONS, INC.



                         By:  /s/ EDMUND GLAZER
                             ---------------------------------------------------
                                  Edmund Glazer
                             Vice President of Finance and Administration and Chief Financial Officer