Form 10-Q/A
period 1998-06-30
MRV COMMUNICATIONS INC
filed 1999-03-09
CIK 887969

                       *SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                            MRV COMMUNICATIONS, INC.
                           Form 10-Q/A June 30, 1998

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


MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                        (unaudited)            (audited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
             Cash & cash equivalents                                               $         116,971       $        19,428
             Short-term investments                                                           21,651                36,413
             Accounts receivable, net of
                    reserves of $6,337  in 1998 and $4,252  in 1997                           60,636                47,258
             Inventories                                                                      45,389                41,689
             Deferred income taxes                                                             8,567                 2,280
             Other current assets                                                              7,570                 7,248
------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                       260,784               154,316

PROPERTY AND EQUIPMENT - At cost,
             net of depreciation and amortization                                             19,470                 8,183

OTHER ASSETS:
             Intangible assets, including goodwill                                            31,126                 5,077
             Investments                                                                      16,971                62,382
             Deferred income taxes                                                             6,112                 6,231
             Loan acquisition costs and other                                                  4,409                    47
------------------------------------------------------------------------------------------------------------------------------

                                                                                   $         338,872       $       236,236
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Current maturities of financing lease obligations                     $             141       $           111
             Accounts payable                                                                 27,406                30,439
             Accrued liabilities                                                              11,700                 8,429
             Accrued restructuring costs                                                       8,713                     -
             Deferred revenue                                                                  4,876                   293
             Income taxes payable                                                              4,723                 3,485
------------------------------------------------------------------------------------------------------------------------------

                  Total current liabilities                                                   57,559                42,757


LONG-TERM LIABILITIES
             Convertible debentures                                                          100,000                    --
             Capital lease obligations, net of current portion                                   882                   788
             Deferred income taxes                                                               425                    --
             Other long-term liabilities                                                       1,579                 2,065
------------------------------------------------------------------------------------------------------------------------------

                  Total long term liabilities                                                102,886                 2,853

MINORITY INTERESTS                                                                             2,633                   657

STOCKHOLDERS' EQUITY:
             Preferred stock, $0.01 par value:
                    1,000 shares authorized no shares outstanding                                 --                    --
             Common stock, $0.0034 par value:
                    40,000,000 shares authorized and
                    26,520 shares outstanding in 1998
                    and 26,360 shares outstanding in 1997                                         90                    88
             Additional paid-in capital                                                      183,324               175,874
             Retained earnings (deficit)                                                      (7,058)               14,635
             Cumulative translation adjustments                                                 (562)                 (628)
------------------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                      175,794               189,969
------------------------------------------------------------------------------------------------------------------------------

                                                                                   $         338,872       $       236,236
------------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes

MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                            Six Months Ended                             Three Months Ended
                                            ---------------------------------------------    ---------------------------------------
                                                   June 30,              June 30,                  June 30,              June 30,
                                                     1998                  1997                      1998                  1997
                                                 (Unaudited)            (Unaudited)              (Unaudited)           (Unaudited)
-----------------------------------------------------------------------------------------    ---------------------------------------
REVENUES, net                                 $        126,568       $        75,092           $       65,742        $       39,528

-----------------------------------------------------------------------------------------    ---------------------------------------

COSTS AND EXPENSES:
      Cost of goods sold                                70,754                43,061                   36,749                22,885
      Research and development
          expenses                                      10,525                 5,789                    5,282                 3,041
      Selling, general and
          administrative expenses                       23,926                12,007                   12,326                 6,232

      Purchased technology
          in progress                                   20,633                    --                       --                    --

      Restructuring costs                               23,194                    --                       --                    --
-----------------------------------------------------------------------------------------    ---------------------------------------

      Operating (loss) income                          (22,464)               14,235                   11,385                 7,370

      Interest expense related to
          convertible debentures
          and acquisition                                   --                   427                       --                    19

      Other income (expense), net                        1,374                   119                      690                   285

      Provision for income taxes                           363                 4,305                    3,531                 2,367

      Minority interests                                   240                    70                       16                    60

-----------------------------------------------------------------------------------------    ---------------------------------------

NET INCOME (LOSS)                             $        (21,693)      $         9,552           $        8,528        $        5,209

-----------------------------------------------------------------------------------------    ---------------------------------------

NET INCOME (LOSS) PER SHARE

      Basic                                   $         (0.82)       $         0.42            $         0.32        $         0.23

      Diluted                                 $         (0.82)       $         0.38            $         0.30        $         0.21

-----------------------------------------------------------------------------------------    ---------------------------------------

SHARES USED IN PER - SHARE CALCULATION

      Basic                                             26,440                22,501                   26,492                22,812

      Diluted                                           26,440                24,892                   28,536                25,206

-----------------------------------------------------------------------------------------    ---------------------------------------


                             See accompanying notes

                         MRV COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                           ---------------------------------------------------
                                                                                    1998                        1997
                                                                           ----------------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $  (21,693)                  $    9,552
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities:
       Depreciation and amortization                                                       2,901                          735
       Interest related to convertible debentures and acquisition                             --                          427
       Purchased technology in progress                                                   20,633                           --
       Minority interests' share of income                                                   240                           70
       Decrease (increase) in:
         Accounts receivable                                                               6,779                       (8,484)
         Inventories                                                                       5,339                       (3,026)
         Deferred income taxes                                                            (5,636)                          20
         Other assets                                                                        891                          369
       Increase (decrease) in:
         Accounts payable                                                                (20,670)                       4,921
         Accrued liabilities                                                             (10,559)                      (1,864)
         Accrued restructuring                                                             8,713                       (1,062)
         Income taxes payable                                                               (818)                         755
         Deferred revenue                                                                    938                       (1,026)
         Accrued severance pay                                                              (611)                         131
                                                                           ----------------------      -----------------------

                   Net cash (used in) provided by operating activities                   (13,553)                       1,518
                                                                           ----------------------      -----------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                                              (4,117)                        (373)
         Purchases of investments                                                         (4,058)                     (31,178)
         Proceeds from sale of investments                                                64,231                       23,856
         Cash used in acquisitions, net of cash received                                 (41,936)                          --
                                                                           ----------------------      -----------------------

                     Net cash provided by (used in) investing activities                  14,120                       (7,695)
                                                                           ----------------------      -----------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock                                          451                        3,114
         Repurchase of common stock                                                           --                       (4,230)
         Proceeds from issuance of convertible debentures,
            net of loan acquisition costs                                                 96,423                           --
         Principal payments on capital lease obligations                                      30                         (172)
                                                                           ----------------------      -----------------------

                    Net cash provided by (used in) financing activities                   96,904                       (1,288)
                                                                           ----------------------      -----------------------

         EFFECT OF EXCHANGE RATE CHANGES
                 ON CASH AND CASH EQUIVALENTS                                                 72                         (320)

         NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS                                                     97,543                       (7,785)

         CASH AND CASH EQUIVALENTS,
                beginning of period                                                       19,428                       14,641
                                                                           ----------------------      -----------------------

         CASH AND CASH EQUIVALENTS,
               end of period                                                          $  116,971                   $    6,856
                                                                           ----------------------      -----------------------

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

                                                                Six Months Ended                           Three Months Ended
                                                         -------------------------------            -------------------------------
                                                         June 30,              June 30,              June 30,             June 30,
                                                           1998                  1997                  1998                  1997
                                                        (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)
                                                          --------              --------              --------             --------
Net (loss) income                                         $(21,693)             $  9,552              $  8,528             $  5,209
Translation adjustment                                          66                  (230)                  146                  (14)
                                                          --------              --------              --------             --------
Comprehensive (loss) income                               $(21,627)             $  9,232              $  8,674                5,195
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

The following unaudited pro forma summary sets forth results of operations of excluding the non-recurring charges for purchased technology in progress and restructuring resulting from the Xyplex Acquisition as if the acquisition took place at the beginning of each period presented (in thousands, expect per share information):

                                              Six Months Ended                             Three Months Ended
                               --------------------------------------------    ------------------------------------------
                                      June 30,              June 30,                 June 30,              June 30,
                                       1998                  1997                     1998                  1997
                                    (Unaudited)           (Unaudited)              (Unaudited)            (Unaudited)
                               --------------------------------------------    ------------------------------------------

OPERATING INCOME                 $        21,363       $        14,235          $        11,385        $       7,370

NET INCOME                       $        15,868       $         9,552          $         8,528        $       4,801


---------------------------------------------------------------------------    ------------------------------------------

NET INCOME PER SHARE

      Basic                      $          0.60       $          0.42          $          0.32        $        0.21

      Diluted                    $          0.56       $          0.38          $          0.30        $        0.19

---------------------------------------------------------------------------    ------------------------------------------

SHARES USED IN PER SHARE CALCULATION

      Basic                               26,440                22,501                   26,492               22,812

      Diluted                             28,493                24,892                   28,536               25,206

---------------------------------------------------------------------------    ------------------------------------------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

                                                  Six Months Ended                             Three Months Ended
                                       ------------------------------------------   --------------------------------------
                                          June 30,               June 30,                 June 30,              June 30,
                                            1998                   1997                     1998                  1997
                                        (Unaudited)            (Unaudited)               (Unaudited)           (Unaudited)
---------------------------------------------------------------------------------   --------------------------------------
REVENUES, net                             100.0%                100.0%                    100.0%                100.0%
      Cost of goods sold                   55.9                  57.3                      55.9                  57.9
      Research and develop-
          ment expenses                     8.3                   7.7                       8.0                   7.7
      Selling, general and
          administrative expenses          18.9                  16.0                      18.7                  15.8

      Purchased technology
          in progress                      16.3                   --                        --                    --

      Restructuring costs                  18.3                   --                        --                    --
---------------------------------------------------------------------------------   --------------------------------------

      Operating (loss) income             (17.7)                 19.0                      17.4                  18.6

      Interest expense related to
          convertible debentures
          and acquisition                    --                   0.6                        --                   0.0

      Other income (expense), net           1.1                   0.2                       1.0                   0.7

      Provision for income taxes            0.3                   5.7                       5.4                   6.0

      Minority interests                    0.2                   0.1                       0.0                   0.2


---------------------------------------------------------------------------------   --------------------------------------

NET INCOME (LOSS)                         (17.1)%                12.7%                     13.0%                 13.2%

---------------------------------------------------------------------------------   --------------------------------------

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $12,326,000 and $23,926,000 for the quarter ended and six months ended June 30, 1998 from $6,232,000 and $12,007,000 for the quarter ended June 30, 1997. As a percentage of revenues, SG&A increased from 15.8% and 16.0% for the quarter and six months ended June 30, 1997, respectively, to 18.7% and 18.9% for the quarter and six months ended June 30, 1998, respectively. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs; Interest Expense

Purchased technology in progress for the six months ended June 30, 1998 of $20,633,000 was related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998. Restructuring costs during the six months ended June 30, 1998 were $23,194,000. The restructuring costs in the first six months of 1998 were associated with a plan adopted by the Company in March, 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company did not incur these charges in the quarter ended June 30, 1998 or quarter and six months ended June 30, 1997. The Company did, however, incur charges of $19,000 and $427,000 during the quarter and six months ended June 30, 1997, respectively, as additional interest expense related to the issuance in 1996 of convertible subordinated debentures (the "Debentures"), proceeds from which were used to finance the Company's acquisition of the Fibronics business in 1996. The Company did not report charges relating to the issuance of the Debentures for periods after June 30, 1997 as the outstanding principal and accrued interest were paid in full at April 4, 1997 through conversion into Common Stock.

Net Income (Loss)

The Company reported net income (loss) of $8,528,000 and ($21,693,000) during the three and six months ended June 30, 1998, respectively, compared to net income of $5,209,000 and $9,552,000 during the three and six months ended June 30, 1997. Net income increased by $3,319,000 or 63.7% for the three months ended June 30, 1998 over the three months ended June 30, 1997. Net income for the six months ended June 30, 1998 would have been $15,868,000, excluding $43,827,000 of charges, associated with the Xyplex Acquisition, as compared to net income of $9,979,000, excluding non-recurring charges of $427,000 relating to interest expenses attributable to financing the acquisition of the Fibronics business. Excluding these non-recurring, net income increased by $6,316,000 or 66.1% for the six months ended June 30, 1998 over the six months ended June 30, 1997.

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

Item 6. Exhibits and Reports of Form 8-K.

         (a) The following exhibits are filed as part of this Report:

Exhibit No.                            Exhibit
-----------                            -------

4.1     Purchase Agreement, dated June 23, 1998, between the Company and
        Prudential Securities Incorporated and Bear, Stearns & Co. Inc. relating to the Notes.*

4.2     Indenture, dated as of June 26, 1998, between the Company and American
        Stock Transfer & Trust Company, as Trustee, relating to the Notes.*

4.3     Specimen of Restricted Global Security*

4.4 Registration Rights Agreement dated June 26, 1998 between the Company and Prudential Securities Incorporated and Bear, Stearns & Co. Inc.
        relating to the shares of Common Stock issuable upon conversion of the Notes.*

27      Financial Data Schedule

-----------------
* Previously filed.

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