Form 10-Q/A
period 1998-09-30
MRV COMMUNICATIONS INC
filed 1999-03-09
CIK 887969

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

                            MRV COMMUNICATIONS, INC.
                         Form 10-Q/A September 30, 1998

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

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

-------------------------------------------------------------------------------------------------------
                                                                        September 30,      December 31,
                                                                            1998              1997
                                                                         (unaudited)        (audited)
-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
              Cash & cash equivalents                                     $  24,104         $  19,428
              Short-term investments                                         32,008            36,413
              Accounts receivable, net of
                     reserves of $7,016 in 1998 and $4,252 in 1997           57,232            47,258
              Inventories                                                    49,711            41,689
              Deferred income taxes                                           8,315             2,280
              Other current assets                                            5,320             7,248
-------------------------------------------------------------------------------------------------------
                   Total current assets                                     176,690           154,316

PROPERTY AND EQUIPMENT - At cost,
              net of depreciation and amortization                           20,903             8,183

OTHER ASSETS:
              Intangible Assets, including goodwill                          30,525             5,077
              Investments                                                   101,105            62,382
              Deferred income taxes                                           6,112             6,231
              Loan acquisition costs and other                                4,736                47
-------------------------------------------------------------------------------------------------------
                                                                          $ 340,071         $ 236,236
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Current maturities of financing lease obligations           $     214         $     111
              Accounts payable                                               31,165            30,439
              Accrued liabilities                                            12,665             8,429
              Accrued restructuring costs                                     8,253                --
              Deferred revenue                                                4,024               293
              Income taxes payable                                            1,213             3,485
-------------------------------------------------------------------------------------------------------

                   Total current liabilities                                 57,534            42,757


LONG-TERM LIABILITIES
              Convertible debentures                                        100,000                --
              Capital lease obligations, net of current portion                 982               788
              Deferred income taxes                                             378                --
              Other long-term liabilities                                     3,571             2,065
-------------------------------------------------------------------------------------------------------

                   Total long term liabilities                              104,931             2,853

MINORITY INTERESTS                                                            2,762               657

STOCKHOLDERS' EQUITY:
              Preferred stock, $0.01 par value:
                     1,000 shares authorized no shares outstanding               --                --
              Common stock, $0.0034 par value:
                     40,000 shares authorized and
                     26,646 shares outstanding in 1998
                     and 26,360 shares outstanding in 1997                       91                88
              Additional paid-in capital                                    180,994           175,874
              Treasury stock                                                    (60)               --
              Retained earnings (deficit)                                    (5,710)           14,635
              Cumulative translation adjustments                               (471)             (628)
-------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                    174,844           189,969
-------------------------------------------------------------------------------------------------------
                                                                          $ 340,071         $ 236,236
-------------------------------------------------------------------------------------------------------



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                 Nine Months Ended                   Three Months Ended
-------------------------------------------------------------------------     ------------------------------
                                           September 30,     September 30,    September 30,    September 30,
                                               1998              1997             1998              1997
                                            (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
-------------------------------------------------------------------------     ------------------------------
REVENUES, net                                $ 189,192         $ 117,071        $  62,624        $  41,979
-------------------------------------------------------------------------     ------------------------------

COSTS AND EXPENSES:
     Cost of goods sold                        109,098            66,866           38,344           23,805
     Research and development
       expenses                                 17,337             9,094            6,812            3,305
     Selling, general and
       administrative expenses                  39,775            18,745           15,849            6,738

     Purchased technology in progress           20,633                --               --               --

     Restructuring costs                        23,194                --               --               --
-------------------------------------------------------------------------     ------------------------------

     Operating (loss) income                   (20,845)           22,366            1,619            8,131

     Interest expense related to                 1,370               427            1,370               --
       convertible debt

     Other income (expense), net                 3,282               460            1,908              341

     Provision for income taxes                  1,042             6,840              679            2,535

     Minority interests                            370                85              130               15
-------------------------------------------------------------------------     ------------------------------
NET (LOSS) INCOME                            $ (20,345)        $  15,474        $   1,348        $   5,922
-------------------------------------------------------------------------     ------------------------------
NET (LOSS) EARNINGS PER SHARE

     BASIC                                   $   (0.77)        $    0.68        $    0.05        $    0.25

     DILUTED                                 $   (0.77)        $    0.61        $    0.05        $    0.23
-------------------------------------------------------------------------     ------------------------------
SHARES USED IN PER
  SHARE CALCULATION

     BASIC                                      26,497            22,779           26,609           23,321

     DILUTION                                   26,497            25,576           27,390           26,119
-------------------------------------------------------------------------     ------------------------------


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)

                                                                         Nine Months Ended
--------------------------------------------------------------------------------------------------
                                                                   September 30,     September 30,
                                                                       1998               1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  $ (20,345)          $ 15,474
 Adjustments to reconcile net income
   (loss) to net cash used in operating activities:
       Depreciation and amortization                                    4,041              1,167
       Interest related to convertible debentures and acquisition          --                427
       Purchased technology in progress                                20,633                 --
       Minority interests' share of income                                370                 85
       Changes in assets and liabilities, net
         of effects from acquisitions
       Decrease (increase) in:
           Accounts receivable                                         12,193            (10,815)
           Inventories                                                  1,209             (5,734)
           Deferred income taxes                                       (5,431)             1,580
           Other assets                                                   381                579
       Increase (decrease) in:
           Accounts payable                                           (18,417)             5,730
           Accrued liabilities                                         (9,702)            (3,245)
           Accrued restructuring                                        8,253                 --
           Income taxes payable                                        (4,328)                14
           Deferred revenue                                                86             (1,324)
           Accrued severance pay                                        1,381                 --
---------------------------------------------------------------------------------------------------
               Net cash (used in) provided by operating activities     (9,676)             3,938
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                             (5,277)              (740)
       Purchases of investments                                      (132,574)          (131,044)
       Proceeds from sale of investments                               98,255             28,912
       Cash used in acquisitions, net of cash received                (44,007)                --
---------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities    (83,603)          (102,872)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                       1,226             98,908
       Repurchase of common stock                                         (60)            (4,230)
       Proceeds from issuance of convertible debentures,
         net of loan acquisition costs                                 96,423                 --
       Principal payments on capital lease obligations                    203               (217)
       Other                                                              (13)               212
---------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities     97,779             94,673
---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                            176               (271)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  4,676             (4,532)

CASH AND CASH EQUIVALENTS,
       beginning of period                                             19,428             14,641
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
       end of period                                                $  24,104          $  10,109
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

                                          Nine Months Ended                 Three Months Ended
                                   -------------------------------    -----------------------------
                                   September 30,     September 30,    September 30,   September 30,
                                       1998              1997              1998            1997
                                   (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
                                   -------------     -------------    -------------   -------------
Net (loss) income                   $(20,345)          $15,474           $ 1,348          $ 5,922
Translation adjustment                   157              (271)               91              (95)
                                    --------           -------           -------          -------
Comprehensive (loss) income         $(20,188)          $15,203           $ 1,439          $ 5,827
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

The following unaudited pro forma summary sets forth results of operations of excluding the non-recurring charges for purchased technology in progress and restructuring resulting from the Xyplex Acquisition as if the acquisition took place at the beginning of each period presented (in thousands, except per share information):



SELECTED PRO FORMA INFORMATION   (prior to non-recurring charges)

                                                   Nine Months Ended                Three Months Ended
                                              ------------------------------    -----------------------------
                                              September 30,    September 30,    September 30,   September 30,
                                                  1998             1997             1998            1997
                                               (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
----------------------------------------------------------------------------    -----------------------------
OPERATING INCOME                                $22,982          $22,366          $ 1,619          $ 8,131

NET INCOME                                      $17,216          $15,474          $ 1,348          $ 5,922

NET INCOME PER SHARE - BASIC                    $  0.65          $  0.68          $  0.05          $  0.25

NET INCOME PER SHARE - DILUTED                  $  0.62          $  0.61          $  0.05          $  0.23
----------------------------------------------------------------------------    -----------------------------

SHARES USED IN PER SHARE CALCULATION

      BASIC                                      26,497           22,779           26,609           23,321

      DILUTED                                    27,771           25,576           27,390           26,119
----------------------------------------------------------------------------    -----------------------------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

                                                  Nine Months Ended                Three Months Ended
                                             -----------------------------   ------------------------------
                                             September 30,   September 30,   September 30,    September 30,
                                                 1998            1997            1998             1997
                                              (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                             -----------------------------   ------------------------------
REVENUES, net                                   100.0%           100.0%          100.0%          100.0%
--------------------------------------------------------------------------   ------------------------------
COSTS AND EXPENSES:
      Cost of goods sold                         57.7             57.1            61.2            56.7
      Research and development
        expenses                                  9.2              7.8            10.9             7.9
      Selling, general and
        administrative expenses                  21.0             16.0            25.3            16.1

      Purchased technology in progress           10.9               --              --              --

      Restructuring costs                        12.2               --              --              --
--------------------------------------------------------------------------   ------------------------------

      Operating (loss) income                   (11.0)            19.1             2.6            19.4

      Interest expense related to
        convertible debt                          0.7              0.4             2.1              --

      Other income (expense), net                 1.7              0.4             3.0             0.8

      Provision for income taxes                  0.6              5.8             1.1             6.0

      Minority interests                          0.2              0.1             0.2             0.0
--------------------------------------------------------------------------   ------------------------------

NET (LOSS) INCOME                               (10.8)%           13.2%            2.2%           14.1%
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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $15,849,000 and $39,775,000 for the quarter ended and nine months ended September 30, 1998 from $6,738,000 and $18,745,000 for the quarter and nine months ended September 30, 1997. As a percentage of revenues, SG&A increased from 16.1% and 16.0% for the quarter and nine months ended September 30, 1997, respectively, to 25.3% and 21.0% for the quarter and nine months ended September 30, 1998, respectively. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs

Purchased technology in progress for the nine months ended September 30, 1998 of $20,633,000 was related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998, which had not yet reached technological feasibility and for which the Company had no alternative future use. Restructuring costs during the nine months ended September 30, 1998 were $23,194,000. The restructuring costs in the first nine months of 1998 were associated with a plan adopted by the Company in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The Company did not incur these charges in the quarter ended September 30, 1998 or quarter and nine months ended September 30, 1997.

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

Net Income (Loss)

The Company reported net income (loss) of $1,348,000 and ($20,345,000) during the three and nine months ended September 30, 1998, respectively, compared to net income of $5,922,000 and $15,474,000 during the three and nine months ended September 30, 1997. Net income decreased by $4,574,000 for the three months ended September 30, 1998 over the three months ended September 30, 1997. Net income for the nine months ended September 30, 1998 would have been $17,216,000, excluding $43,827,000 of charges, associated with the Xyplex Acquisition, as compared to net income of $15,474,000.

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

(a) Exhibits:

          22.    Financial Data Schedule

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