Form 10-K405
period 1998-12-31
MRV COMMUNICATIONS INC
filed 1999-03-31
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $139,436,000 based on the closing sale price of a share of Common Stock at March 19, 1999 as reported by The Nasdaq National Market.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,671,831 shares of Common Stock, $0.0034 par value at March 19, 1999.

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

        As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc., its predecessor and its wholly-owned consolidated subsidiaries, except where the context otherwise indicates. AccelerRouter, Any Speed to Any Speed Ethernet, EdgeBlaster, EdgeGuardian, Fiber Driver, GigaHub, MAXserver, MegaStack, MegaSwitch, MegaSwitch II, MegaVision, MRV Communications, NBase, Network 3000, Network 9000, RouteRunner, West Hills LAN System and Xyplex are trademarks or trade names of the Company. Trademarks of other companies are also used in this Report and are the property of their respective owners.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        MRV is a leading manufacturer and marketer of optical high speed networks that integrate switching, routing, remote access and fiber optic transmission systems. The Company designs, manufactures and sells two groups of products: (i) computer networking products, primarily Ethernet LAN routing switches, WAN and remote access devices and (ii) fiber optic components for the transmission of voice, video and data across enterprise, telecommunications and cable TV networks. The Company's advanced networking solutions greatly enhance the functionality of local area network ("LANs") and wide area networks ("WANs") by reducing network congestion while allowing end users to preserve their legacy investments in pre-existing networks and providing cost-effective migration paths to next generation technologies such as Gigabit Ethernet. The Company's fiber optic components incorporate proprietary technology which delivers high performance under demanding environmental conditions.

        The Company offers a family of network, switching and related products that enhance LAN performance and facilitate the migration to next generation technologies such as Fast Ethernet, Gigabit Ethernet and Asynchronous Transfer Mode ("ATM"). MRV's MegaSwitch and GigaFrame families of switching products range from complete switching systems to stackable switches which upgrade performance of existing LANs by relieving network congestion without requiring replacement of existing technologies. In addition, the Company offers EdgeBlaster, a multi-functional remote access router that connects enterprise LANs to remote offices and telecommuters securely through the Internet using virtual private network ("VPN") technology.

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


        The Company's principal executive offices are located at 8943 Fullbright Avenue, Chatsworth, California 91311 and its telephone and fax numbers are (818) 773-9044 and (818) 773-0906, respectively. The Company maintains Web sites at "http://www.mrv.com" and "http://www.nbase-xyplex.com." Information contained in the Company's Web sites shall not be deemed part of this Report.

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

        On January 30, 1998, MRV completed an acquisition from Whittaker Corporation ("Whittaker") of all of the outstanding capital stock of Whittaker Xyplex, Inc. a Delaware corporation (the "Xyplex Acquisition"). Whittaker Xyplex, Inc. (whose name the Company has since changed to NBase Xyplex, Inc.), is a holding corporation owning all of the outstanding capital stock of Xyplex, Inc., a Massachusetts corporation ("Xyplex"). Xyplex is a leading provider of access solutions between enterprise networks and wide area network and/or Internet service providers ("ISPs"). The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 421,402 shares of Common Stock of the Company at an exercise price of $35 per share.

        The Xyplex Acquisition is enabling MRV to expand its product lines with products that have WAN and remote access capabilities, permitting the Company to offer both discrete networking products and complete LAN/WAN end-to-end solutions not only to MRV's own existing base of customers, but also to the customer base added by Xyplex. The acquisition of Xyplex has also increased MRV's sales force, distribution channels and customer support and service capabilities.

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

        Risks of Technological Change; Development Delays. The Company is engaged in the design and development of devices for the computer networking, telecommunications and fiber optic communication industries. As with any new technologies, there are substantial risks that the marketplace may not accept the Company's new products. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate performance and cost advantages and cost-effectiveness of its products over competing products and the success of the sales efforts of the Company and its customers. There can be no assurance that the Company will be able to continue to market its technology successfully or that any of the Company's current or future products will be accepted in the marketplace. Moreover, the computer networking, telecommunications and fiber optic communication industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, any of which could render the Company's existing products obsolete. The Company's success will depend upon its ability to enhance existing products and to introduce new products to meet changing customer requirements and emerging industry standards. The Company will be required to devote continued efforts and financial resources to develop and enhance its existing products and conduct research to develop new products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause customers to return products to the Company.

        Complexity of Product and Product Defects. Complex products, such as those offered by the Company, may contain undetected software or hardware errors when first introduced or when new versions are released. While the Company has not experienced such errors in the past, the occurrence of such errors in the future, and the inability to correct such errors, could result in the delay or loss of market acceptance of the Company's products, material warranty expense, diversion of engineering and other resources from the Company's product development efforts and the loss of credibility with the Company's customers, system integrators and end users, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

        Potential Fluctuations in Operating Results. The Company expects that in the future it revenues may grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in revenue may be significantly lower than its historical quarterly growth rates. As a consequence, operating results for a particular quarter are extremely difficult to predict. The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from the Company's largest customers, the Company's success in developing, introducing and shipping product enhancements and new products, the product mix sold by the Company, adverse effects to the Company's financial statements resulting from, or necessitated by, past and possible future acquisitions, new product introductions by the Company's competitors, pricing actions by the Company or its competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions. Moreover, the volume and timing of orders received during a quarter are difficult to forecast. From time to time, the Company's customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company's expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be materially adversely affected. Moreover, in certain instances, sales cycles are becoming longer and more uncertain as MRV bids on larger projects. As a result, MRV is finding it more difficult to predict the timing of the awards of contracts and the actual placement of orders stemming from awards. There can be no assurance that these factors or others, such as those discussed in "International Operations" or those discussed immediately below would not cause future fluctuations in operating results. Further, there can be no assurance that the Company will be able to continue profitable operations.

        Share Prices Have Been and May Continue to Be Highly Volatile. Historically, the market price of the Company's Common Stock has been extremely volatile. The market price of the Common Stock is likely to continue to be highly volatile and could be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcement of technological innovations or new product introductions by the Company or its competitors, changes of estimates of the Company's future operating results by securities analysts, developments with respect to patents, copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, it is possible that in a future fiscal quarter, the Company's results of operations will fail to meet the expectations of securities analysts or investors and, in such event, the market price of the Company's Common Stock would be materially adversely affected. For example, as a result of some of the factors discussed in "-- Potential Fluctuations in Operating Results" above, specifically, weaker than anticipated demand for its networking products, especially in Europe, and delays in its transitions to next generation, higher margin, networking products, in August 1998, MRV announced that it expected operating results in the third quarter of 1998 to be adversely affected. Following that announcement, the market price of the Company's Common Stock dropped substantially. Similarly, in February 1999 following its release of fourth quarter and 1998 financial results, the Company announced it did not expect revenues in the first quarter of 1999 to be as strong as revenues reported for the fourth quarter of 1998 and the market price of the Company's Common Stock again dropped significantly. See
Item 5. Market for Common Equity and Related Stockholder Matters.

        Competition and Industry Consolidation. The markets for fiber optic components and network products are intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and the continual emergence of new industry standards. The Company competes and will compete with numerous types of companies including companies which have been established for many years and have considerably greater financial, marketing, technical, human and other resources, as well as greater name recognition and a larger installed customer base, than the Company. This may give such competitors certain advantages, including the ability to negotiate lower prices on raw materials and components than those available to the Company. In addition, many of the Company's large competitors offer customers broader product lines which provide more comprehensive solutions than the Company currently offers. The Company expects that other companies will also enter markets in which the Company competes. Increased competition could result in significant price competition, reduced profit margins or loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or future competitors or that competitive pressures faced by the Company will not materially and adversely affect the business, operating results and financial condition of the Company. In particular, the Company expects that prices on many of its products will continue to decrease in the future and that the pace and magnitude of such price decreases may have an adverse impact on the results of operations or financial condition of the Company.

        There has been a trend toward industry consolidation for several years. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry.

The Company believes that industry consolidation may provide stronger competitors that are better able to compete. This could have a material adverse effect on the Company's business, operating results and financial condition.

        Management of Growth. The Company has grown rapidly in recent years, with revenues increasing from $17,526,000 for the year ended December 31, 1994, to $39,202,000 for the year ended December 31, 1995, $88,815,000 for the year ended December 31, 1996, $165,471,000 for the years ended December 31, 1997 and $264,075,000 for the year ended December 31, 1998. The Company's recent growth, both internally and through the acquisitions it has made since January 1, 1995, has placed a significant strain on the Company's financial and management personnel and information systems and controls, and the Company must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. While the strain placed on the Company's personnel and systems has not had a material adverse effect on the Company to date, there can be no assurance that a delay or failure to implement new and enhance existing systems and controls will not have such an effect in the future. The Company's recent growth through the acquisitions of the Fibronics Business and Xyplex discussed in "Risks Associated with Recent Acquisitions" below and its intention to continue to pursue its growth strategy through efforts to increase sales of existing and new products can be expected to place even greater pressure on the Company's existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance that the Company will be able to successfully manage expanding operations.

        Risks Associated With Recent Acquisitions. On September 26, 1996, the Company completed the Fibronics Acquisition from Elbit of certain of the assets and selected liabilities of Fibronics related to Fibronics' computer networking and telecommunications businesses in Germany, the United States, the United Kingdom, the Netherlands and Israel. The assets acquired included Fibronics' technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights. The purchase price for the Fibronics Business was approximately $22,800,000, which was paid using a combination of cash and Common Stock of the Company. During the years ended December 31, 1994 and 1995, and the period from January 1, 1996 through September 25, 1996 (the day the Fibronics Business was acquired by the Company), the Fibronics Business reported net revenues of $33,355,000, $35,003,000 and $19,481,000, respectively, and net income (losses) of $(11,557,000), $79,000 and
$(6,143,000), respectively. In connection with the Fibronics Acquisition, the Company incurred charges of $17,795,000, $6,974,000 and $5,200,000 for purchased technology, restructuring and interest expense related to financing, respectively. These charges caused the Company to incur a net loss of $9,654,000 for the year ended December 31, 1996.

        On January 30, 1998, MRV completed the Xyplex Acquisition from Whittaker. Xyplex is a leading provider of access solutions between enterprise networks and WAN and/or Internet service providers ("ISPs"). The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 421,402 shares of common stock of the Company at an exercise price of $35 per share. During the year ended December 31, 1995, the period from January 1, 1996 through April 9, 1996 (the day Xyplex was acquired by Whittaker), the period from April 10, 1996 through October 31, 1996 and the fiscal year ended October 31, 1997, Xyplex reported net revenues of $107,617,000, $28,100,000, $52,021,000, and $75,663,000, respectively, and net losses of $37,360,000, $2,269,000, $13,353,000 and $80,309,000, respectively. In connection with the Xyplex Acquisition, the Company incurred charges of $20,633,000 and $15,671,000 for purchased technology and restructuring during the year ended December 31, 1998. While the Xyplex Acquisition added 11 months of Xyplex' revenues to those of the Company, the charges resulting from the Xyplex Acquisition resulted in MRV incurring a net loss of $20,106,000 or $0.86 per share during the year ended December 31, 1998.

        MRV originally recorded charges of $30,571,000 related to research and development projects in progress at the time of the Xyplex Acquisition. Although MRV reported these charges and its first, second and third quarter results of 1998 in accordance with established accounting practice and valuations of Xyplex' purchased technology in progress provided by independent valuators, these valuations have been reconsidered in light of very recent Securities and Exchange Commission guidance regarding valuation methodology. Based on this new valuation methodology, MRV has reduced the value of the purchased technology in progress related to the Xyplex Acquisition to $20,633,000 and has increased the amount of goodwill by $9,938,000. This has resulted in additional charges during 1998 of $759,000 for amortization of intangibles, including goodwill, resulting from the Xyplex Acquisition and will result in charges of approximately $828,000 annually as these intangibles are amortized through January 2010.

        Recent actions and comments from the Securities and Exchange Commission have indicated that the Commission is reviewing the current valuation methodology of purchased in-process research and development related to business combinations. Unlike the case of many other companies, the Commission has not notified MRV of any plans to review MRV's methodology for valuing purchased in-process research and development. The Company's action to reconsider that valuation of in process research and development related to the Xyplex Acquisition has been voluntary. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not review MRV's accounting for the Xyplex Acquisition and seek to apply retroactively new guidance and further reduce the amount of purchased in-process research and development expensed by the Company. This would result in an additional restatement of previously filed financial statements of the Company and could have a material adverse impact on financial results for periods subsequent to the acquisition.

        International Operations. International sales have become an increasingly important segment of the Company's operations, with the acquisitions of Galcom and Ace in 1995, the Fibronics Business in 1996 and Xyplex in 1998. Approximately 53%, 60% and 59%, respectively, of the Company's net revenues for the years ended December 1996, 1997 and 1998, respectively, were from sales to customers in foreign countries. The Company has offices in, and conducts a significant portion of its operations in and from, Israel. MRV is, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on the Company's operations. Sales to foreign customers are subject to government controls and other risks associated with international sales, including difficulties in obtaining export licenses, fluctuations in currency exchange rates, inflation, political instability, trade restrictions and changes in duty rates. Although the Company has not experienced any material difficulties in this regard to date, there can be no assurance that it will not experience any such material difficulties in the future. The Company's sales are currently denominated in U.S. dollars and to date its business has not been significantly affected by currency fluctuations or inflation. However, the Company conducts business in several different countries and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in such countries could increase the Company's expenses. The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company has made and expects to continue to make changes to its internal systems in order to accommodate doing business in the Euro. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's results of operations or financial condition. To date, the Company has not hedged against currency exchange risks. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations or as a result of inflation in particular countries where material expenses are incurred. Moreover, the Company's operating results could also be adversely affected by seasonality of international sales, which are typically lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

        Slowdown in Industry Growth Rates. The Company's success is dependent, in part, on the overall growth rate of the networking industry. In 1997 and 1998, industry growth was below historical rates according to industry reports. There can be no assurance that the networking industry will continue to grow or that it will achieve higher growth rates. The Company's business, operating results or financial condition may be adversely affected by any further decrease in industry growth rates. In addition, there can be no assurance that the Company's results in any particular period will fall within the ranges for growth forecast by market researchers.

        Manufacturing And Dependence on Suppliers And Third Party Manufacturers. The Company uses internally developed Application Specific Integrated Circuits ("ASICs"), which provide the functionality of multiple integrated circuits in one chip, in the manufacture of its LAN switching products. To develop ASICs successfully, the Company must transfer a code of instructions to a single mask from which low cost duplicates can be made. Each iteration of a mask involves a substantial upfront cost, which costs can adversely affect the Company's result of operations and financial condition if errors or "bugs" occur following multiple duplication of the masks. While the Company has not experienced material expenses to date as a result of errors discovered in ASIC masks, because of the complexity of the duplication process and the difficulty in detecting errors, the Company could suffer a material adverse effect to its operating results and financial condition if errors in developing ASICs were to occur in the future. Moreover, the Company currently relies on a single, unaffiliated foundry, Chip Express, to fabricate its ASICs. The Company does not have a long-term supply contract with Chip Express, any other ASIC vendor or any other of its limited source vendors, purchasing all of such components on a purchase order basis under standard terms of sale. While the Company believes it would be able to obtain alternative sources of supply for the ASICs or other key components, a change in ASIC or other suppliers of key components could require a significant lead time and, therefore, could result in a delay in product shipments. While the Company has not experienced delays in the receipt of ASICs or other key components, any future difficulty in obtaining any of these key components could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company outsources the board-level assembly, test and quality control of material, components, subassemblies and systems relating to its networking products to third party contract manufacturers. Though there are a large number of contract manufacturers which the Company can use for its outsourcing, it has elected to use a limited number of vendors for a significant portion of board assembly requirements in order to foster consistency in quality of the products. These independent third party manufacturers also provide these services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If the Company's contract manufacturers fail to deliver products in the future on a timely basis, or at all, it could be difficult for the Company to obtain adequate supplies of products from other sources in the near term. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products on a timely basis, or at all. While the Company could outsource with other vendors, a change in vendors may require significant lead time and may result in shipment delays and expenses. The inability to obtain such products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on the Company's business, operating results and financial condition.

        The Company relies almost exclusively on its own production capability for critical semiconductor lasers and light emitting diodes ("LEDs") used in its products. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, the Company's business, operating results and financial condition could be materially adversely affected.

        Risks Associated with Potential Future Acquisitions. An important element of management's strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. Accordingly, the Company may acquire additional businesses, products or technologies in the future. Future acquisitions by the Company could result in charges similar to those incurred in connection with the Fibronics Acquisition and the Xyplex Acquisition, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition and results of operations. Acquisitions entail numerous risks, including the assimilation of the acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience, the potential loss of key employees of acquired organizations and difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition. Prior to the Fibronics Acquisition, management had only limited experience in assimilating acquired organizations. There can be no assurance as to the ability of the Company to successfully integrate the products, technologies or personnel of any business that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        For a discussion of the intellectual property claims and litigation in which the Company is currently involved, see Item 3. Legal Proceedings.

        Risks From Year 2000 Issues. Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the Company's investigation to date, management believes that Year 2000 readiness compliance will occur before January 1, 2000 and does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. See Item 7. Management `s Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues. The dates on which the Company believes the Year 2000 Compliance Program ("Y2K Program") will be completed are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that all Year 2000 issues have been identified and would be addressed by the Y2K Program, that the estimates of the Y2K Program will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers of their Year 2000 issues and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

        Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking or fiber optic solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

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

        Possible Issuance of Preferred Stock; Anti-takeover Provisions. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by stockholders. The terms of any such series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any such preferred stock could materially adversely affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, thereby preserving control of the Company by the present owners.

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

INDUSTRY BACKGROUND

        The global communications industry has undergone significant transformation and growth as a result of increased demand for communications services and applications, as well as advances in technology and changes in network architectures and public policy. The client server network architecture with its shared information and resources, the increased power of conventional applications as well as the proliferation of graphic intensive applications such as multimedia, the Internet and intranets, have resulted in a strong demand for additional bandwidth. This trend is expected to continue as additional bandwidth intensive applications, such as video conferencing, are increasingly used. Further, as a result of changes in communications regulations and the adoption of common standards, enterprise networks, such as LANs and WANs, and access networks, such as telecommunications and cable TV, are expected to converge. The demand for high bandwidth applications, as well as the convergence of data communications and telecommunications, has significantly increased the requirement for networking and fiber optic equipment that increases the capacity of networks through high speed and more efficient transmission technologies.

        High-speed switching systems enhance the bandwidth of LANs so that a greater number of users can utilize more complex applications without experiencing network congestion. Fiber optic transmission components also enhance the functionality of enterprise and access networks by enabling high-speed transmission of voice, video and data across fiber optic cable. Market research firms forecast growth in both of these sectors. In 1997 and 1998, however, networking industry growth was below historical rates according to industry reports. There can be no assurance that the networking industry will continue to grow or that it will achieve higher growth rates. The Company's business, operating results or financial condition may be adversely affected by any further decrease in industry growth rates.

        Growth in the use and availability of wide area networks is being stimulated by many factors including the need to share information between centralized repositories and remote enterprise locations, to access and use the Internet for communications and marketing and to electronically access external resources used by the enterprise. Growth is also being fueled by the increasing availability of more cost-effective WAN services such as Frame Relay and Integrated Service Digital Network ("ISDN") making it more affordable for many organizations to set up a WAN or expand an existing one. The growth in the use and availability of wide area networks coupled with increasing use, power, speed and complexity of local area networks has resulted in the increasing need for equipment that permits high speed connections between LANs, WANs and ISPs.

NETWORKING ENVIRONMENT

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

        Enhanced LAN Performance through Segmentation and Switching. LAN switching systems have emerged as the preferred method for segmenting networks because these systems are implemented more easily, efficiently and cost-effectively than hub architectures which once dominated the networking equipment industry. In contrast to hubs, which indiscriminately forward data to all ports, Ethernet switches only forward network traffic to the designated receiving port or ports. Ethernet switches can also support different data rates on different ports with some ports operating at 10 Mbps and others at substantially higher speeds, thus enabling Any Speed to Any Speed Ethernet transmission. A major driver to the growth in Ethernet switching is the large installed base. Ethernet is the dominant LAN architecture. As a result, Ethernet switching offers fast and cost-effective upgrades without impacting network performance or requiring infrastructure changes to existing cabling and network adapters. Switching also allows LANs based on different architectures, such as Ethernet and Token Ring, to be connected efficiently and allows these systems to access servers and backbones which use a variety of high-speed technologies, such as Fast Ethernet, Gigabit Ethernet, Fiber Distributed Data Interface ("FDDI") and ATM.

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

        Similar benefits are being offered by the next generation of Ethernet technology, Gigabit Ethernet, which provides raw data bandwidth of 1,000 Mbps while maintaining full compatibility with the installed base of Ethernet nodes. Management believes that demand for Gigabit Ethernet is likely to grow as more LANs move to Fast Ethernet, generating substantial traffic loads on backbone networks.

FIBER OPTIC ENVIRONMENT

        Fiber optic cable can generally carry more information at less expense and with greater signal quality than copper wire. The higher the speed of transmission, the greater the capacity and the larger the span of the network, the more essential is fiber optic transmission. Fiber has long replaced copper as the preferred technology for long distance communications and major backbone telephony and data transmissions. Due to its advantages, fiber optic technology is also increasingly used to enhance performance and capacity within enterprise networks and access networks. As a result, the market for fiber optic products continues to grow both domestically and internationally.

        Demand for fiber optic transmission components is driven by four factors: (i) fiber applications have expanded beyond traditional telephony applications and are being deployed in enterprise network backbones to support high-speed data communications; (ii) within access networks, fiber is rapidly expanding downstream toward end-users as access networks deploy Fiber-in-the-Loop and FTTC architectures to support services such as fast Internet access and interactive video; (iii) the growth of cellular communications and PCS requires fiber to be deployed both within and between cells; and (iv) the usage of fiber in short distances increases the demand for components as more are used per mile of fiber. As the size, number and complexity of these fiber networks increases, management expects that the demand for fiber optic components will grow significantly.

        Fiber Optic Transmission in Data Communications. As higher speed connections are implemented in LAN/WAN systems, fiber optic transmission becomes an essential element in computer networks. For transmission speeds of 100 Mbps and higher, and transmission distances of 100 meters and longer, fiber optic transmission must be deployed. Virtually all high-speed transmission standards, such as FDDI, ATM, Fast Ethernet and Gigabit Ethernet, specify fiber optic media as the most practical technology for transmission. The steady rise in high-speed connections and the growth in the span of networks, including the need to connect remote workgroups, are driving the deployment of fiber optic cable throughout enterprise networks.

        Fiber Optic Transmission in Access Networks. To meet end users' increased demand for content, software and services, network operators must acquire additional bandwidth by either enhancing their existing networks or constructing new ones. Cable TV operators are increasingly seeking to provide general telecommunication services, high-speed Internet access and video-on-demand. As a result, they are now faced with the need to transmit "upstream," from customer premises to the cable TV operator and to send different signals to individual end-users. Similarly, local exchange carriers ("LECs") are implementing new technological standards, such as Synchronous Optical Network ("SONET") and fiber-intensive architectures such as FTTC to enable high-speed Internet access and the delivery of cable TV and Internet services to the home. Management believes that deployment of and upgrades to these systems will increase the demand for the Company's fiber optic components which typically are better able to endure environmental factors, such as rain, snow, heat and wind, cost-effectively. In addition, cellular and PCS communications represent a fast emerging market for fiber optic networks, including their usage in the backbone and landline portion of wireless networks.

PRODUCTS AND TECHNOLOGY

        MRV offers advanced solutions for network connectivity requirements by providing high speed LAN switching and fiber optic transmission products which serve the computer networking and the broadband sections of the communications industry. The Company designs and sells two groups of products: (i) high-speed networking equipment, including LAN switches and WAN connectivity solutions, and
(ii) fiber optic transmission solutions for SONET, ATM, FDDI, Fast Ethernet, cable TV and wireless infrastructure.

ENTERPRISE NETWORKING SOLUTIONS

        The Company designs network switching systems that increase the productivity and functionality of LANs. MRV offers its customers a family of network, switching and related products that enhance LAN performance and facilitate the migration to next generation technologies such as Fast Ethernet, Gigabit Ethernet and ATM.

        The GigaFrame Product Family. In 1997, the Company announced a GigaFrame product strategy, the architecture for which consists of a Gigabit Ethernet Switch, a GigaHub enterprise switch, MegaSwitch and two new low cost 10 Mbps to 100 Mbps stackable switches, all of which are now available. The Company shipped its first GigaFrame switch, the 12 port GFS 3012, in the fourth quarter of 1997. This switch, which also provides Gigabit Ethernet transmission over fiber optic cable to a distance of 100 kilometers, won a best switching product award at ComNet '98 and the Editor's choice award by Communications News magazine. In the first quarter of 1999,the Company began shipping a new router switch in the GigaFrame family of products, a Gigabit routing switch supporting IP routing, Ethernet, Fast Ethernet, Gigabit Ethernet, and long distance fiber connections for use in building metropolitan area networks ("MANs"), LANs and campus networks. This router switch also includes several available modules, including a wave division multiplexing ("WDM") module that combines four Gigabit Ethernet data streams onto one fiber for transmission of data up to 50 kilometers.

        The GigaFrame family of products is a group of routing switches providing a wide range of choices that fit current enterprise networking requirements. With layer 3 routing, long distance fiber optic connections, differentiated quality and class of services and the ability to handle video and voice traffic the GigaFrame line is well positioned for the convergence of voice, video and data on today's networks. MRV's GigaFrame products are designed for corporate, campus and metropolitan deployment.

        The MegaSwitch Product Family. The Company's MegaSwitch products are a family of Fast Ethernet and Gigabit Ethernet switches which are marketed under MRV's NBase and Xyplex trade names. The MegaSwitch products range from complete switching systems to stackable switches which upgrade performance of existing LANs by relieving congestion of overloaded network segments, enable full duplex and flow control and provide an easy, cost-effective migration to higher transmission speeds without requiring replacement of existing infrastructure. The Company's MegaSwitch products are a family of workgroup switches designed for deployment as a cost-effective method of connecting existing networks with higher-speed backbones and are based on Any Speed to Any Speed Ethernet switching, including Gigabit Ethernet with access to ATM, FDDI and ISDN. Fast Ethernet, Gigabit and ATM uplink modules incorporate InterSwitch VLAN capabilities. InterSwitch VLANs enable the network administrator to define separate VLANs spanning multiple switches in order to achieve optimal network performance and serve multiple workgroups.

        WAN Connectivity Solutions. The Company provides access solutions between LANs and WANs and ISPs. Principal network access and Internetworking products are summarized in the table below.

PRODUCT NAME                         APPLICATION AND FUNCTIONALITY
------------                         -----------------------------
EdgeBlaster                EdgeBlaster is a multi-function WAN access router
                           that combines industry-standard routing protocols
                           with state-of-the-art access technologies to allow
                           branch and enterprise offices to connect users,
                           employees and remote offices using the latest digital
                           techniques. EdgeBlaster advances WAN access
                           convergence technology by integrating a full range of
                           WAN protocols for Internet and intranet, digital
                           modems, voice technologies and VPNs in a single unit,
                           replacing multi-device solutions such as routers and
                           Remote Access Services

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

Network 3000               This family of branch office routers provides a
                           modular, scalable solution geared toward accessing
                           the corporate network and the Internet from remote
                           offices. Any combination of Ethernet, ISDN, Frame
                           Relay and asynchronous connections is available.
                           RouteRunner is a low-cost ISDN router designed to
                           meet the WAN needs of small offices, home offices and
                           branch offices such as doctors' offices or sales
                           offices.

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

        Hubs and Network Management. To implement network segments, the Company offers GigaHub, a multi-platform switchable hub, and MegaStack, a stackable hub. In addition, MRV has developed and offers MegaVision, which enables management and control of its switching products and hub products.

PRODUCT NAME                         APPLICATION AND FUNCTIONALITY
------------                         -----------------------------
GigaHub                    This enterprise network solution for medium to large
                           corporate networks requiring both shared and switched
                           connectivity in a mixed protocol environment,
                           provides a 12 Gbps modular enterprise switching
                           supporting Ethernet, Fast Ethernet, Gigabit Ethernet,
                           FDDI, ATM and Token Ring, and allowing integration of
                           LAN distribution and switching in a single hub.

MegaStack                  This high-speed auto-sensing stackable hub system
                           implements Ethernet/Fast Ethernet LAN segments,
                           provides performance for mission-critical and
                           bandwidth-intensive networks. It connects from 24
                           to 196 users, is stackable with fiber optic
                           connectivity to remote locations and offers
                           plug-and-play convenience and built-in
                           auto-partitioning for instant isolation of network
                           failures.

MegaVision                 This full-featured network management system provides
                           affordable and comprehensive management and control
                           of all MegaSwitch and MegaStack products and
                           automatically detects and monitors any SNMP compliant
                           devices. It operates on all major NMS including
                           Windows 3.1, Windows 95, Windows 98, Windows NT
                           Client, Novell NMS, HP/Open View for Windows or UNIX.

        Related Networking Products. The Company also offers a number of other products supporting network connectivity. Examples of such products are summarized in the table below.

PRODUCT NAME                         APPLICATION AND FUNCTIONALITY
------------                         -----------------------------
Fiber Drivers              This line of products consists of high density,
                           multi-media, multi-protocol, optical media converters
                           and switches. The Fiber Driver family provides the
                           interfaces between switches, hubs, routers and the
                           fiber or copper plan to allow existing fiber to be
                           used more efficiently, while providing network
                           management across the entire LAN, WAN or metropolitan
                           area network infrastructure. The Fiber Driver family
                           maximizes the use of existing fiber by combining
                           transmit and receive signals onto a single fiber
                           strand freeing up the second strand in a fiber paid
                           for additional data. Fiber Driver does this for all
                           speeds of Ethernet as well as ATM, SONET, SDH and
                           FDDI. In addition, the Fiber Driver family increases
                           efficiency through a WDM module.

Fiber Optic Transceivers   These products consist of Ethernet and Fast Ethernet
and converters             fiber optic transceivers that enable campus or
                           metropolitan deployment of Ethernet or Fast Ethernet
                           networks through fiber optic interconnection of LANs
                           to a distance of over 100 km, and multimode to single
                           mode fiber for FDDI, ATM and SONET that extend the
                           range of FDDI, ATM and SONET via fiber.

Token Ring                 These products consist of multimedia Token Ring hubs
                           with fiber, coax, UTP and STP connectivity which
                           extends the distance between segments of Token Ring
                           networks, and fiber optic transceivers with multimode
                           and single mode fiber, which allow flexible
                           implementation of IBM mid-range and mainframe
                           terminal connectivity.

Mid-range Connectivity     These products consist of Twinax Star panels,
                           multiplexers and repeaters which allow flexible
                           implementation of IBM mid-range and mainframe
                           terminal connectivity.

        DirectIP Switching. The Company has developed, and recently introduced as part of its MegaSwitch product line a series of DirectIP switching products which provides the control and security of traditional routing with the performance of switching. The Company has also incorporated its DirectIP switching technology into its GigaFrame switch.

        AccelerRouter. In the first quarter of 1999, the Company introduced AccelerRouter, the first in a Open Switch Router family that the Company plans to introduce. A router accelerator, AccelerRouter provides existing routers with performance improvements of up to 100-fold without requiring any network configuration changes. The AccelerRouter is protocol-independent, permitting it to work with routers from any vendor, and automatically configures itself to work with existing network architectures.

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

        Discrete Components. Discrete components include laser diodes and LEDs. Every fiber optic communication system utilizes semiconductor laser diodes or LEDs as its source of optical power. Laser diodes and LEDs are solid state semiconductor devices that efficiently convert electronic signals into pulses of light of high purity and brightness. The Company believes that its lasers and LEDs, which can carry data over distances in excess of 20 kilometers are among the most powerful in their wavelength range in terms of optical power coupled into single mode fiber.

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

        The Company recently began shipping a transmitter/receiver product incorporating WDM and two-way transmission over single fiber, thus increasing bandwidth and facilitating the deployment of FTTC in residential networks.

        Products for the Access Network. The Company offers a line of products that addresses the rapidly growing deployment of the access network. These products include fiber optic transmission by both LECs and cable TV providers to address the increasing demand for telephony, Internet access and interactive cable TV services. The following is a brief description of these products.

        FTTC: Telephone and High-speed Internet Access and Cable TV. The Company offers a bidirectional optical transmission and reception module for two-way simultaneous transmission of telephony and data over one fiber instead of the two fibers normally used to transmit and receive information. This product is integrated into a system currently deployed by Bell South and other LECs.

        The Company believes it is one of the few companies that offers subsystems for an FTTC solution that can be deployed economically within 500 feet of the subscriber. Because the final drop is within 500 feet of the subscriber, the physical characteristics of the drop cable (the "baseband" characteristics) permit signal transmission at rates up to 155 Mbps without requiring the addition of passband modulation electronics such as ISDN or xDSL. In addition, the Company's fiber solution requires only a single fiber (as opposed to separate upstream and downstream fibers). As a result, the Company believes that its fiber solution, in certain new network buildouts, such as in apartment complexes, can be currently deployed at a cost comparable to the cost of deploying a copper-based system. In addition, the Company believes that the lifetime cost of its fiber solution system will be significantly lower than copper-based systems due to the inherently lower maintenance requirements of fiber-based systems.

        The Company has developed WDM technology for its fiber solution that allows users to deliver simultaneous high-speed Internet access, analog and digital broadcast and interactive video services. This technology allows the delivery of high-speed Internet access using an Ethernet connection. Individual users connect to the Internet using broadly available traditional LAN connection devices such as an Ethernet network interface card. Access via the Company's fiber solution provides a reliable "always on" connection to the Internet with lower power requirements than other FTTC alternatives.

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

        In order to meet its customers' price and performance demands, MRV has focused on developing custom ASICs to implement its core switching technologies. The Company spends significant resources to maintain and extend its comprehensive ASIC design and test expertise. All custom ASICs are developed internally using third party state of the art design tools and the Company's proprietary methodologies. The Company's ASIC expertise in conjunction with its innovative product architectures and firmware enable the Company to develop products characterized by high performance, reliability and low cost.

        The Company has successfully integrated Fibronics' research and development projects with its own programs and has integrated its MegaSwitch technology, including Gigabit Ethernet, with Fibronics' GigaHub architecture. The Company has completed the consolidation of Xyplex' research and development projects with its own and to date has integrated certain aspects of MegaSwitch with Xyplex' networking products, including its Network 9000 and has also introduced EdgeBlaster.

        The Company has a number of new networking product development programs underway, including new multi-Gigabit Ethernet switching, ATM and FDDI uplink modules. These products are being developed in response to current technological trends and end user demands for greater bandwidth and product flexibility. In addition, the Company is developing new networking products, which incorporate new operating systems and additional protocols. These product development efforts target enterprise customers as well as LECs and competitive local exchange carriers and aim at providing backbone connectivity for IP networks.

        New products under development in the area of fiber optics include transmission products for cellular and personal communication systems which allow transmission over fiber optic cable between sites and also fiber optic components that will improve cable TV transmission and technologies that add intelligence and manageability to optical layers.

        There can be no assurance that the technologies and applications under development by the Company will be successfully developed, or, if they are successfully developed, that they will be successfully marketed and sold to the Company's existing and potential customers.

        At December 31, 1998, the Company had 190 employees dedicated to research and product development. Research and development expenditures totaled approximately $8,201,000, $13,093,000 and $25,817,000 for years ended December 31, 1996, 1997 and 1998, respectively.

CUSTOMERS

        The Company has sold its products worldwide to over 500 diverse customers in a wide range of industries, primarily; data communications, telecommunications and cable TV. The Company anticipates that these customers will continue to purchase its products in the foreseeable future. No customer accounted for more than 10% of the Company's revenues in 1996, 1997 or 1998. Current customers include:

                                NETWORK SWITCHING

COMPUTERS AND ELECTRONICS                    GOVERNMENT AGENCIES
  - AMP Incorporated                           - General Services Administration
  - Black Box Corporation                      - Ministry of Agriculture, Germany
  - Engel GmbH & Co.                           - Ministry of Justice, Netherlands
  - Fujitsu Ltd. (Japan)                       - Ministry of Social Security (Belgium)
  - Intel Corporation                          - MITI (Japan)
  - International Business Machines Corp.      - South African Police
  - Newbridge Networks                         - US Coast Guard

BANKING, FINANCE AND INSURANCE               DIVERSIFIED AND OTHER
  - Bankgarot Sweden                           - ADP
  - Chase Manhattan Bank                       - Bayer AG
  - GE Capital                                 - Eastman Kodak
  - HBOC                                       - Tele-Communications, Inc.
  - Nationsbank                                - The Walt Disney Co.

                             FIBER OPTIC COMPONENTS

DATA COMMUNICATIONS                          TELECOMMUNICATIONS
  - Cabletron                                  - Broadband Network Inc.
  - Cisco Systems, Inc.                        - Ciena
  - Packet Engines                             - Reltec
  - Nortel Networks                            - Tellabs
  - Xylan                                      - Transcom

VIDEO AND VOICE COMMUNICATIONS               INSTRUMENTATION
  - Augat Communication Products Inc.          - EXFO
  - C-COR                                      - GN Nettest
  - General Instrument                         - Noyes Fiber Systems
  - Kathrein Werke                             - 3M
  - Texscan                                    - Wandel & Goltermann

MARKETING

        The Company markets and sells its products under the NBase Communications, MRV Communications, West Hills LAN Systems, Xyplex and Xyplex Networks brand names. Each product line has a dedicated sales and marketing organization. At December 31, 1998, the Company had 325 employees engaged in marketing and sales. The Company employs various methods, such as public relations, advertising, and trade shows to build awareness of its products. Public relations activities are conducted both internally and through relationships with outside agencies. Major public relation activities are focused around new product introductions, corporate partnerships and other events of interest to the market. The Company supplements its public relations through media advertising programs and attendance at various trade shows throughout the year, both in the United States and internationally.

        The Company also establishes working relationships with trade analysts, testing facilities and high visibility corporate and government accounts. Since the results obtained by these organizations can often influence customers' purchase decisions, a positive response from these organizations regarding the Company's technology is important to product acceptance and purchase. Other activities include attendance at technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles, maintenance of a Web site and direct mailing of Company literature. The Company also believes that its participation in high-profile interactive projects such as Bell South's FTTC project significantly enhances its reputation and name recognition among existing and potential customers.

SALES, SUPPORT AND DISTRIBUTION

        The Company continually seeks to augment and increase its distribution channels and sales force to accelerate its growth. Products are sold through the Company's direct sales force, VARs, systems integrators, distributors, manufacturer's representatives and OEM customers. The Company's sales and distribution divisions are organized along five primary lines: direct sales, OEM, domestic and international distributors, VARs and systems integrators and manufacturer's representatives; and domestic and international distributors.

        Direct Sales. The Company employs a worldwide direct sales force primarily to sell its products to large OEM accounts and to a lesser extent to end users of the Fibronics product line. MRV believes that a direct sales force can best serve large customers by allowing salespeople to develop strong, lasting relationships which can effectively meet the customers' needs. The direct sales staff is located across the United States, Europe and Israel. The acquisition of the Fibronics Business more than doubled the Company's sales force from the period immediately preceding the acquisition and the Xyplex Acquisition increased the total sales force again by over 70% from the period immediately preceding the acquisition. The largest portion of the increase from the Xyplex Acquisition was to the Company's domestic sales force which increased over 175% from the level existing immediately preceding the acquisition.

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

        Domestic and International Distributors. The Company works with both domestic and international distributors. Geographic exclusivity is normally not awarded unless the distributor has exceptional performance. Distributors must successfully complete the Company's training programs and provide system installation, technical support, sales support and follow-on service to local customers. Generally, distributors have agreements with a one year term subject to automatic renewal unless otherwise canceled by either party. In certain cases with major distributors, the agreements are terminable on 30 days' notice. The Company uses stocking distributors, which purchase the Company's product and stock it in their warehouse for immediate delivery, and non-stocking distributors, which purchase the Company's product after the receipt of an order. Internationally, the Company sells through approximately 80 distributors in Asia, Africa, Europe, Australia, the Middle East, Canada and Latin America.

        Value-Added Resellers and Systems Integrators. MRV uses a select group of VARs and system integrators in the U.S. which are generally selected for their ability to offer the Company's products in combination with related products and services, such as system design, integration and support. Such specialization allows the Company to penetrate targeted vertical markets such as telecommunications and cable TV. Generally, the Company uses a two-tier distribution system to reach a broader range of customers, however VARs may purchase the product directly from the Company if the volume warrants a direct relationship.

        Through the Xyplex Acquisition, the Company has added a network of over 300 VARs to its distribution channel. The Company seeks to build dedication and loyalty from its resellers by offering special programs, the most recent providing its reseller base of companies dedicated marketing resources and an exclusive training and support program to help them grow their business.

        Manufacturers' Representatives. To supplement the Company's direct sales efforts, manufacturer's representatives are assigned by territory in the United States and work exclusively on commission.

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

        International Sales. International sales accounted for approximately 53%, 60% and 59% of the Company's net revenues in 1996, 1997 and 1998, respectively.

MANUFACTURING

        The Company has developed proprietary ASICs to implement high level component integration in its networking product development and manufacturing processes. To develop ASICs successfully, the Company must transfer a code of instructions to a single mask from which low cost duplicates can be made. Each iteration of a mask involves a substantial up-front cost which can adversely affect the Company's result of operations and financial condition if errors or "bugs" occur following multiple duplication of the masks. While the Company has not experienced material expenses to date as a result of errors discovered in ASIC masks, because of the complexity of the duplication process and the difficulty in detecting errors, the Company could suffer a material adverse effect to its operating results and financial condition if errors in developing ASICs were to occur in the future. The Company does not have a long-term supply contract with any ASIC vendor or any other of its limited source vendors, purchasing all of such components on a purchase order basis under standard terms of sale. While the Company believes it would be able to obtain alternative sources of supply for the ASICs or other key components, a change in ASIC or other key suppliers of key components could require a significant lead time and, therefore, could result in a delay in product shipments. While the Company has not experienced delays in the receipt of ASICs or other key components, any future difficulty in obtaining any of these key components could result in delays or reductions in product shipments which, in turn, could have material adverse effect on the Company's business, operating results and financial condition.

        The Company outsources the board-level assembly, test and quality control of its computer networking products to third party contract manufacturers, thereby allowing it to react quickly to market demand, to avoid the significant capital investment required to establish and maintain manufacturing and assembly facilities and to concentrate its resources on product design and development. Final assembly, burn-in, final testing and pack-out are performed by the Company and selected third-party contract manufacturers to maintain quality control. The Company's manufacturing team is experienced in advanced manufacturing and testing, in engineering, in ongoing reliability/quality assurance and in managing third party contract manufacturer's capacity, quality standards and manufacturing process. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If the Company's contract manufacturers fail to deliver products in the future on a timely basis, or at all, it would be extremely difficult for the Company to obtain adequate supplies of products from other sources on short notice. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products on a timely basis, or at all. The Company could outsource with other vendors; however, such a change in vendors may require significant time and result in shipment delays and expenses. The inability to obtain such products on a timely basis, the loss of a particular vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on the Company's business, operating results and financial condition.

        The Company relies almost exclusively on its own production capability for critical semiconductor lasers and LEDs used in its products. The Company's optical transmission production process involves (i) a wafer processing facility for semiconductor laser diode and LED chip manufacturing under stringent and accurate procedures using state-of-the-art wafer fabrication technology, (ii) high precision electronic and mechanical assembly, and (iii) final assembly and testing. Relevant assembly processes include die attach, wirebond, substrate attachment and fiber coupling. The Company also conducts tests throughout its manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. The Company performs final product tests on all of its products prior to shipment to customers. Many of the key processes used in the Company's products are proprietary; and, therefore, many of the key components of the Company's products are designed and produced internally. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process and performance of the manufacturing equipment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved resulting in product shipment delays, the Company's business, operating results and financial condition could be materially adversely affected. The Company believes that it has sufficient manufacturing capacity for growth in the coming years. In addition, at various times there have been shortages of parts in the electronics industry, and certain critical components have been subject to limited allocations. Although shortages of parts and allocations have not had a material adverse effect on the Company's results of operations, there can be no assurance that any future shortages or allocations would not have such an effect.

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

COMPETITION

        The communications equipment and component industry is intensely competitive. The Company competes directly with a number of established and emerging computer, communications and networking device companies. Direct competitors in network switching include Cabletron Systems, Inc., Cisco Systems Inc., FORE Systems, Inc., Lucent Technologies, Nortel Networks, 3Com Corporation and Xylan. Direct competitors in the network access market include Ascend, Cisco Systems, Inc., Lucent Technologies, Nortel Networks, Shiva and 3Com. Direct competitors in fiber optic transmission products include AMP Incorporated, Fujitsu, Hewlett-Packard Company, Lucent Technologies Inc., Mitsubishi, NEC Electronics Inc., Ortel Corporation and Siemens Components, Inc. Many of the Company's competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than MRV. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which the Company competes offer customers a broader product line which provides a more comprehensive networking solution than the Company's products. The ability to act as a single source vendor and provide a customer with an enterprise-wide networking solution has increasingly become an important competitive factor. In addition, there are a number of early stage companies which are developing Fast Ethernet, Gigabit Ethernet switching and alternative solutions. If developed successfully, these solutions could be higher in performance or more cost-effective than the Company's products.

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

EMPLOYEES

        As of December 31, 1998, the Company had 824 full-time employees, including six executive officers, 227 in production, 325 in marketing and sales, 190 in research and development and 76 in general administration. None of the Company's employees are represented by a union or governed by a collective bargaining agreement, and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

        The Company's principal administrative, sales and marketing, research and development and manufacturing facility is located in Chatsworth, California. The facility covers approximately 17,700 square feet and is leased from an unaffiliated third party at an annual base rent of approximately $122,260 through March 31, 1999 and approximately $150,000 through the end of the lease term in February 2004. In addition, the Company leases space in buildings near its primary facility in Chatsworth. One of these facilities, consisting of approximately 20,950 square feet, is leased from an unaffiliated third party at an annual base rental of approximately $131,000 with a term expiring in January 2003. Another facility covers approximately 12,800 square feet and is leased fom an unaffiliated party at an annual base rent of approximately $98,000 through March 1999. The Company is in the process of negotiating an extension to this lease.


        Xyplex occupies a facility in Littleton, Massachusetts, consisting of approximately 101,000 square feet under a lease that expires in September 2003. Annual base rent under this lease is approximately $1,061,00 through September 2001 and $1,086,000 thereafter through expiration of the lease. Most of the square footage is used for manufacturing, engineering, and product development, while the remainder is used for sales, marketing, and other general and administrative support.

        The Company's administrative, sales and marketing, research and development and manufacturing operations in Israel are located in Yokneam, Israel in facilities that cover approximately 23,400 square feet, are leased for a total annual base rent of approximately $206,000 for a lease term expiring in January 2002.

        The Company leases approximately 1,600 square feet of space from an unaffiliated third party in Frankfurt, Germany, which it uses for sales, marketing and warehousing. The premises are leased for total annual base rents of approximately $221,000 for a lease term expiring in August 1999.

        The Company also occupies space under a capital lease with an unaffiliated third party in Milan, Italy which it uses for sales offices and warehousing. Annual payments under the lease are approximately $220,000 and the lease expires in March 2004.

        The Company believes that its present facilities are sufficient to meet its current needs and that adequate additional space will be available for lease when required.

ITEM 3. LEGAL PROCEEDINGS

        On December 27, 1996, Datapoint brought an action against NBase and several other defendants in the United States District Court for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs. More particularly Datapoint claims relate to allegedly improved LANs which interoperatively combine additional enhanced capability and/or which provide multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against NBase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. In February 1999, the court entered judgment in favor of the defendants and plaintiff filed a notice of appeal. The Company is cooperating with several of the defendants in pursuit of common defenses and believes it has meritorious defenses to this action. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 30, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which, among other things, the Company's entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

                                 Number of Votes

      Name                                  For           Against or Withheld
      ----                                  ---           -------------------
Noam Lotan                              24,596,324              354,796

Shlomo Margalit                         24,596,774              354,346

Zeev Rav-Noy                            24,596,774              354,346

Igal Shidlovsky                         24,596,774              354,346

Guenter Jaensch                         24,596,774              354,346

        The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, as to each matter were as follows:

                 PROPOSAL                                        FOR        AGAINST         ABSTAIN
                 --------                                        ---        -------         -------
To approve an amendment to the Company's
Certificate of Incorporation to increase the number
of authorized shares of the Company's Common Stock
from 40,000,000 to 80,000,000 shares.                        23,805,393    1,073,563        72,164

To approve amendments to the Company's 1997
Incentive and Nonstatutory Stock Option Plan to
increase by 500,000 shares the number of shares
of Common Stock that can be optioned and sold under
such Stock Option Plan.                                      23,812,024    1,016,011      123,085

To ratify the selection of Arthur
Andersen LLP as independent auditors for
the Company for the fiscal year ending
December 31, 1998.                                           24,688,763      192,734      69,623

To consider and act upon any matters
incidental to the foregoing and any
other matters which may properly come
before the meeting or any adjournment or
adjournments thereof.                                        23,131,572    1,478,081     341,467

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


                                                               HIGH      LOW
                                                              ------    ------
1997:
  First Quarter............................................. $ 29.88   $ 18.25
  Second Quarter............................................   30.75     18.25
  Third Quarter.............................................   38.75     25.75
  Fourth Quarter............................................   37.75     21.13

1998:
  First Quarter............................................. $ 29.00   $ 21.13
  Second Quarter............................................   28.38     19.38
  Third Quarter.............................................   24.00      5.06
  Fourth Quarter............................................    9.06      5.13

        At March 19, 1999, the Company had 290 stockholders of record, as indicated on the records of the Company's transfer agent, who held, management believes, for approximately 19,523 beneficial holders.

        The Company has never declared or paid cash dividends on the Common Stock since its inception. The Company currently intends to retain all of its earnings, if any, for use in the operation and expansion of its business and does not intend to pay any cash dividends to its stockholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected statement of operations data for the three years in the period ended December 31, 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from the financial statements and notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included elsewhere herein. The selected statement of operations data for the two years in the period ended December 31, 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 were derived from audited financial statements of the Company not included herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Report.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
                                                                              Year ended December 31,
                                                            ------------------------------------------------------------
                                                               1994        1995         1996         1997         1998
                                                            ---------   ---------    ---------    ---------    ---------
                                                                     (In thousands, except per share amounts)
Revenues, net ...........................................   $  17,526   $  39,202    $  88,815    $ 165,471    $ 264,075
Cost of goods sold ......................................      10,328      22,608       51,478       94,709      162,284
Write-down of discontinued products .....................        --          --           --           --          3,101
Research and development expenses .......................       2,144       4,044        8,201       13,093       25,817
Selling, general and administrative expenses ............       2,615       6,799       14,025       27,365       56,753
                                                            ---------   ---------    ---------    ---------    ---------
Operating income before purchased technology in progress
and restructuring costs..................................       2,439       5,751       15,111       30,304       16,120
Purchased technology in progress(1) .....................        --         6,211       17,795         --         20,633
Restructuring costs(1) ..................................        --         1,465        6,974         --         15,671
                                                            ---------   ---------    ---------    ---------    ---------
Operating income (loss) .................................       2,439      (1,925)      (9,658)      30,304      (20,184)
Other income (expense), net .............................         162         654          153        2,744        6,819
Interest expense related to convertible
debentures/notes(2)......................................        --          --         (4,357)        (843)      (2,480)
                                                            ---------   ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes, minority
interests and extraordinary item.........................       2,601      (1,271)     (13,862)      32,205      (15,845)
Provision (credit) for income taxes .....................         983           2       (4,404)       9,474        5,707
Minority interests ......................................        --          --            196          146        1,345
Gain on repurchase of convertible notes, net of tax .....        --          --           --           --          2,791
                                                            ---------   ---------    ---------    ---------    ---------
Net income (loss)(1) ....................................   $   1,618   $  (1,273)   $  (9,654)   $  22,585    $ (20,106)
                                                            =========   =========    =========    =========    =========
Net income (loss)  per share - Basic(1) .................   $    0.13   $   (0.07)   $   (0.49)   $    0.95    $   (0.76)
                                                            =========   =========    =========    =========    =========
Net income (loss)  per share - Diluted(1) ...............   $    0.13   $   (0.07)   $   (0.49)   $    0.88    $   (0.76)
                                                            =========   =========    =========    =========    =========
Shares used in per share calculation - Basic ............      12,335      18,377       19,739       23,670       26,532
Shares used in per share calculation - Diluted ..........      12,560      18,377       19,739       25,734       26,532

CONSOLIDATED BALANCE SHEET DATA:
                                                                                 At December 31,
                                                            ------------------------------------------------------------
                                                               1994        1995         1996         1997         1998
                                                            ---------   ---------    ---------    ---------    ---------
                                                                                  (In thousands)
Working capital .........................................   $  11,303   $  22,019    $  56,973    $ 111,559    $ 115,318
Total assets ............................................      16,667      33,307       96,943      236,236      320,192
Long-term  debt, net of current portion .................        --           271       18,892        2,853       94,317
Stockholders' equity ....................................      12,906      25,258       41,771      189,969      174,429

-----------------
    (1) Purchased technology in progress and restructuring charges were incurred as a result of acquisitions. Purchased technology in progress for the year ended December 31, 1995 was for research and development ("R&D") projects in progress at the time of acquisition of assets from Ace and Galcom. Restructuring costs during the year ended December 31, 1995 were associated with a plan adopted by the Company in 1995 calling for the merger of the newly acquired subsidiaries and the Company's LAN product division. The plan also called for the closure of some facilities, termination of redundant employees and cancellation of representation agreements. Purchased technology in progress for the year ended December

    31, 1996 was in conjunction with the Fibronics Acquisition. Restructuring costs during the year ended December 31, 1996 were associated with a plan adopted by the Company on September 30, 1996 calling for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines due to this acquisition. Purchased technology in progress for the year ended December 31, 1998 was in conjunction with the Xyplex Acquisition. Restructuring costs during the year ended December 31, 1998 were associated with a plan adopted by the Company in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs.

    (2) Interest expenses for the years ended December 31, 1996 and 1997 were in connection with the private placement of $30 million principal amount of Debentures, the proceeds from which the Company used to finance the cash portion of the Fibronics Acquisition. Interest expenses for the year ended December 31, 1998 were connected with the private placement of $100 million principal amount of 5% Convertible Subordinated Notes.

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

GENERAL

        Since its inception in 1988, the Company has manufactured and marketed semiconductor optical transmission products for the fiber optics communications industry. In 1993, the Company expanded its product line to include products incorporating Ethernet switching technology that improved network throughput and enhanced efficiency of LANs and introduced its first switch marketed under the NBase trademark in the fourth quarter of 1993. During 1994, the Company expanded commercial shipments of its LAN switching products. In 1995, the Company augmented its networking products with the acquisitions of certain assets of Galcom and Ace, which resulted in charges of $6,211,000 and $1,465,000 for purchased technology in progress and restructuring, respectively. Net revenues from sales of networking products and semiconductor optical transmission products were approximately 69.4% and 30.6%, respectively, during the year ended December 31, 1996, approximately 76.1% and 23.9%, respectively, during the year ended December 31, 1997 and approximately 81.5% and 18.5%, respectively, during the year ended December 31, 1998.

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

        In September 1996, the Company completed a private placement of an aggregate of $30,000,000 principal amount of 5% convertible subordinated debentures due August 6, 1999 (the "Debentures"). Proceeds from this private placement were used to purchase the Fibronics Business. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that decreased over the life of the Debentures until it reached a floor. At a meeting of the Emerging Issues Task Force held on March 13,

1997, the staff of the Securities and Exchange Commission ("SEC") announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with a beneficial conversion feature such as that contained in the Debentures. As announced, the SEC requires that a beneficial conversion feature attached to instruments such as the Debentures that are convertible into equity be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and charging it to interest expense. As a result of the SEC's position, the Company added a non-recurring, non-cash charge to its results of operations for the years ended December 31, 1996 and 1997 related to the issuance of the Debentures in the amounts of $4,357,000 and $843,000, respectively. The outstanding principal and accrued interest on the Debentures were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

        On January 30, 1998, MRV completed the Xyplex Acquisition from Whittaker. The purchase price paid to Whittaker consisted of $35,000,000 in cash and 3-year warrants to purchase up to 421,402 shares of common stock of the Company at an exercise price of $35 per share. During the year ended December 31, 1995, the period from January 1, 1996 through April 9, 1996 (the day Xyplex was acquired by Whittaker), the period from April 10, 1996 through October 31, 1996 and the fiscal year ended October 31, 1997, Xyplex reported net revenues of $107,617,000, $28,100,000, $52,021,000, and $75,663,000, respectively, and net losses of $37,360,000, $2,269,000, $13,353,000 and $80,309,000, respectively. In connection with the Xyplex Acquisition, the Company incurred charges of $20,633,000 and $15,671,000 for purchased technology and restructuring.

        MRV originally recorded charges of $30,571,000 related to research and development projects in progress at the time of the Xyplex Acquisition. Although MRV reported these charges and its first, second and third quarter results of 1998 in accordance with established accounting practice and valuations of Xyplex' purchased technology in progress provided by independent valuators, these valuations have been reconsidered in light of very recent Securities and Exchange Commission guidance regarding valuation methodology. Based on this new valuation methodology, MRV has reduced the value of the purchased technology in progress related to the Xyplex Acquisition to $20,633,000 and increased the amount of goodwill by $9,938,000. This has resulted in additional charges during 1998 of $759,000 for intangibles, including goodwill, resulting from the Xyplex Acquisition and will result in charges of approximately $828,000 annually as these intangibles are amortized through January 2010.

        Recent actions and comments from the Securities and Exchange Commission have indicated that the Commission is reviewing the current valuation methodology of purchased in-process research and development related to business combinations. Unlike the case of many other companies, the Commission has not notified MRV of any plans to review MRV's methodology for valuing purchased in-process research and development. The Company's action to reconsider that valuaton of in process research and development related to the Xyplex Acquisition has been voluntary. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not review MRV's accounting for the Xyplex Acquisition and seek to apply retroactively new guidance and further reduce the amount of purchased in-process research and development expensed by the Company. This would result in an additional restatement of previously filed financial statements of the Company and could have a material adverse impact on financial results for periods subsequent to the acquisition.

        The Company's international sales are not concentrated in any specific country. The estimated operating profit from international sales for the years ended December 31, 1996, 1997 and 1998 were $8,009,000, $18,113,000 and
$11,733,000, respectively. The amount for the year ended December 31, 1996 is before non-recurring charges. Including non-recurring charges, operating loss from international sales for the year ended December 31, 1996 was $16,054,000. At December 31, 1996 and 1997, 14.2% and 17.1%, respectively, of the Company's assets were located in the Middle East. At December 31, 1998, the Company's assets in the Middle East were not material. At December 31, 1997 and 1998, 14.4% and 20.7%, respectively, of the Company's assets were located in the European Community. Except for such assets, there were no significant assets located in geographic regions outside of the U.S. at December 31, 1996, 1997 or 1998.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of revenues.

                                                                            Year ended December 31,
                                                                         ----------------------------
                                                                          1996       1997       1998
                                                                         ------     ------     ------
          Revenues, net ...........................................      100.0%     100.0%     100.0%
          Cost of goods sold ......................................       58.0       57.2       61.5
          Write-down of discontinued products .....................         --         --        1.2
          Research and development expenses .......................        9.2        7.9        9.8
          Selling, general and administrative expenses ............       15.8       16.5       21.5
                                                                         ------     ------     ------
          Operating income before purchased technology in
            progress and restructuring costs ......................       17.0       18.3        6.1
          Purchased technology in progress ........................       20.0         --        7.8
          Restructuring costs .....................................        7.9         --        5.9
                                                                         ------     ------     ------
          Operating income (loss) .................................      (10.9)      18.3       (7.6)
          Other income (expense), net .............................        0.2        1.7        2.6
          Interest expense related to convertible debentures/notes        (4.9)      (0.5)      (0.9)
                                                                         ------     ------     ------
          Income (loss) before provision for income taxes, minority
            interests and extraordinary item ......................      (15.6)      19.5       (6.0)
          Provision (credit) for income taxes .....................       (5.0)       5.7        2.2
          Minority interests ......................................        0.2        0.1        0.5
          Gain on repurchase of convertible notes, net of tax .....         --         --        1.1
                                                                         ------     ------     ------
          Net income (loss) .......................................      (10.9)%     13.6%      (7.6)%
                                                                         ======     ======     ======

Years ended December 31, 1998 and 1997

        Revenues. Revenues for the year ended December 31, 1998 were $264,075,000, compared to $165,471,000 for the year ended December 31, 1997, an increase of 59.6%. Revenues from sales of networking products and optical transmission products were 81.5% and 18.5%, respectively, of total revenues during the year ended December 31, 1998 as compared to 76.1% and 23.9%, respectively, of total revenues during the year ended December 31, 1997. Revenues increased as a result of a larger sales force, greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. The increase in sales of networking products during the year ended December 31, 1998 over 1997 was the result of an increased number of networking products available for sale and a larger sales, marketing and customer support organization to support such sales. International sales accounted for approximately 59.3% of revenues for year ended December 31, 1998, as compared to 59.8% of revenues for year ended December 31, 1997.

        Gross Profit; Write-down of Discontinued Products. Gross profit for the year ended December 31, 1998 was $101,791,000 compared to $70,762,000 for the year ended December 31, 1997. The changes represented an increase of $31,029,000 or 43.8% for the year ended December 31, 1997. Gross Profit as a percentage of revenues decreased from 42.8% during the year ended December 31, 1997 to 38.5% for the year ended December 31, 1998 as a result of intense price competition from competitors. The Company had planned to compensate for such price competition by introducing new lower cost products during the latter half of 1998. However, while the Company did begin shipping such products during the last quarter of 1998, they were introduced too late in the year to make meaningful contributions to revenue.

        During the last quarter of 1998, the Company determined to discontinue some of its low-end networking products that were not sufficiently profitable and this resulted in a one time write-down of $3,101,000.

        Research and Development. For the years ended December 31, 1998 and 1997, research and development expenses ("R&D") expenses were $25,817,000 and $13,093,000, respectively. R&D expenses as a percentage of revenues increased from 7.9% of revenues during year ended December 31, 1997, to 9.8% of revenues for year ended December 31, 1998. This increase was primarily caused by additional developed projects commenced during the year and associated personnel costs as well as increased expenses resulting from personnel added to existing projects.. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

        Selling, General and Administrative. For the years ended December 31, 1998 and 1997, selling, general and administrative ("SG&A") expenses increased to $56,753,000 rom $27,365,000. As a percentage of revenues, SG&A increased from 16.5% for the year ended December 31, 1997 to 21.5% for the year ended December 31, 1998. The increases in SG&A expense, both in dollar amounts and as a percentage of sales were due primarily to substantially increased marketing efforts as well as the addition of personnel and overhead costs in additional and expanded locations.

        Purchased Technology in Progress and Restructuring Costs. Purchased technology in progress for the year ended December 31, 1998 was $20,633,000. The purchased technology in 1998 was related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998, which had not yet reached technological feasibility and for which the Company had no alternative future use. Restructuring costs during the year ended December 31, 1998 were $15,671,000. The restructuring costs in 1998 were associated with a plan adopted by the Company in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The restructuring costs incurred in first quarter of 1998 as a result of the Xyplex Acquisition was offset by a restructuring credit of $7,523,000 booked during the last quarter of 1998 in connection with Company's decision to consolidate the Xyplex and NBase organizations. This credit principally resulted from the renegotiation of Xyplex' lease in Littletown, Massachusetts and a reevaluation reducing the anticipated cost of discontinuing some of Xyplex' legacy products. The Company did not incur these charges or receive a similar credit in 1997.

        Interest Expense Related to Convertible Debt. In September 1996, the Company completed a private placement of $30,000,000 principal amount of convertible Debentures. See "Liquidity and Capital Resources," below. To give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the Company's consolidated financial statements for the years ended December 31, 1996 and 1997 as additional interest expense and such fixed discount was accreted through the first possible conversion date of the respective issuance. These interest charges amounted to $843,000 from January 1 to April 4, 1997, when the Company paid the outstanding principal and accrued interest of the Debentures in full through conversion into Common Stock.

        On June 26, 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. This resulted in interest expense of $2,480,000 for the year ended December 31, 1998.

        Gain on Repurchase of Notes. The Company recorded a gain of $2,791,000, net of tax, when it repurchased at a discount from par during the last quarter of 1998 $10,000,000 principal amount of the Notes.

        Net Income (Loss). The Company reported a net loss of $20,106,000 during the year ended December 31, 1998. Net income for the year ended December 31, 1998 would have been $14,869,000, excluding charges associated with the Xyplex Acquisition of $20,633,000 for purchased technology in progress and $15,671,000 for restructuring and the $3,101,000 write-down of discontinued products and a $4,430,000 gain on the repurchase of the Notes during the fourth quarter of 1998. This compares to net income of $22,585,000 the Company reported for the year ended December 31, 1997.

Years ended December 31, 1997 and 1996

        Revenues. Revenues for the year ended December 31, 1997 were $165,471,000, compared to $88,815,000 for the year ended December 31, 1996, an increase of 86.3%. Revenues from sales of networking products and optical transmission products were 76.1% and 23.9%, respectively, of total revenues during the year ended December 31, 1997 as compared to 69.4% and 30.6%, respectively, of total revenues during the year ended December 31, 1996. Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 59.8% of revenues for year ended December 31, 1997, as compared to 53.0% of revenues for year ended December 31, 1996. International sales, as a percentage of total revenues, increased mainly as a result of increased sales, marketing and support resources in place in Europe and increased sales to the Pacific Rim region. While the Company has achieved significant revenue growth in previous periods, there can be no assurance that the Company will sustain such growth.

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

        Research and Development. For the years ended December 31, 1997 and 1996, R&D expenses were $13,093,000 and $8,201,000, respectively. In the case of absolute dollars, the 59.7% increase in R&D spending during the year ended December 31, 1997 over the year ended December 31, 1996 was attributable to the continued development of the Company's networking and fiber optic products including Ethernet/Fast Ethernet/Gigabit Ethernet switches, GigaHub modules, GigaFrame switch and fiber optic components. Additional costs were also associated with the hiring of new research and development personnel and consultants. R&D expenses as a percentage of revenues declined from 9.2% of revenues during year ended December 31, 1996, to 7.9% of revenues for year ended December 31, 1997. This decrease was primarily caused because the Company's revenues during the periods increased at a faster rate than R&D expenses. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

        Selling, General and Administrative. For the years ended December 31, 1997 and 1996, SG&A expenses increased to $27,365,000 from $14,025,000. As a percentage of revenues, SG&A increased from 15.8% for the year ended December 31, 1996 to 16.5% for the year ended December 31, 1997. The increases in SG&A expense, both in dollar amounts and as a percentage of sales were due primarily to substantially increased marketing efforts as well as the addition of personnel and overhead costs in additional and expanded locations.

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

        Interest Expense Related to Convertible Debentures and Acquisition. In September 1996, the Company completed a private placement of $30,000,000 principal amount of convertible Debentures. See "Liquidity and Capital Resources," below. To give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of the Debentures having "beneficial conversion" features, the value of the fixed discount has been reflected in the Company's consolidated financial statements for the years ended December 31, 1996 and 1997 as additional interest expense and such fixed discount was accreted through the first possible conversion date of the respective issuance. The Company paid the outstanding principal and accrued interest of the Debentures in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

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

                                                                       (Amounts in thousands)
                                                  1996                           1997                            1998
                                    ------------------------------- ------------------------------- -------------------------------
                                       Q1      Q2      Q3      Q4      Q1      Q2      Q3     Q4       Q1      Q2      Q3      Q4
                                    ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Revenues, net.....................  $15,529 $19,586 $22,664 $31,036 $35,564 $39,528 $41,979 $48,400 $60,826 $65,742 $62,624 $74,883
Gross profit......................    6,540   8,175   9,382  13,240  15,388  16,643  18,174  20,557  26,821  28,993  24,280  21,697

Operating income (loss) before
  purchased technology in progress
  and restructuring costs.........    2,720   3,224   3,558   5,609   6,865   7,370   8,131   7,938   9,978  11,385   1,619  (6,862)
Operating income (loss)...........    2,720   3,224 (21,211)  5,609   6,865   7,370   8,131   7,938 (33,849) 11,385   1,619     661
Net income (loss).................    1,879   2,283 (15,504)  1,688   4,343   5,209   5,922   7,111 (30,221)  8,528   1,348     239

LIQUIDITY AND CAPITAL RESOURCES

        In September 1997, the Company completed a follow-on public offering of 2,785,000 shares of Common Stock raising net proceeds of approximately $93,320,000 (the "1997 Public Offering"). In June 1998, the Company sold an aggregate $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a private placement raising net proceeds of $96,423,000 (the "1998 Private Placement"). The Notes are convertible into Common Stock of the Company at a conversion price of $27.0475 per share (equivalent to a conversion rate of approximately 36.97 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 3.7 million shares of Common Stock of the Company. The Notes have a five-year term and are not callable for the first three years. Interest on the Notes is at 5% per annum and is payable semi-annually on June 15 and December 15, commencing on December 15, 1998.

        Net cash used in operating activities for the year ended December 31, 1998 was $6,946,000. The funds were used primarily to pay down accounts payable and accrued expenses and for restructuring costs in connection with the Xyplex Acquisition. Net cash used in investing activities for the year ended December 31, 1998 was $84,164,000. Cash used in the Xyplex Acquisition and net purchases of United States treasury securities accounted for the majority of the cash used in investing activities for the year ended December 31, 1998 and cash provided by the sale of investments to finance the Xyplex Acquisition accounted for most of the cash provided by investing activities for the same period. The sale of the Notes in the 1998 Private Placement accounted for substantially all of the $92,438,000 of cash provided by financing activities during the year ended December 31, 1998.

        Net cash used in operating activities for the years ended December 31, 1997 was $2,761,000. The funds were used primarily for increased inventories and receivables as a result of increased revenues. Net cash provided by financing activities for the years ended December 31, 1997 and 1996 were $95,153,000 and $38,882,000, respectively. The cash provided by financing activities in 1997 came principally from the proceeds from the 1997 Public Offering, which were partially offset by the repurchase of the Common Stock from Elbit. Net cash used in investing activities for the year ended December 31, 1997 was $87,454,000. The cash used in investing activities was primarily used to purchase investments in U.S. Government securities.

        Accounts receivable were $54,596,000 at December 31, 1998 as compared to $47,258,000 at December 31, 1997. The increase in accounts receivable was primarily attributable to the increase in overall sales.

        Inventories were $47,467,000 at December 31, 1998 as compared to $41,689,000 at December 31, 1997. The increase in inventories was primarily attributable to the Company's decision to add larger inventories to shorten lead times for customers and the Xyplex Acquisition. Management believes that the Company's inventory levels at various points in time may not necessarily be comparable to those of many other companies in its industry. This is because MRV conducts significant in-house manufacturing of various components used in its products and thus carries substantial raw materials and work-in-progress in addition to finished products in its inventories. In contrast, many competitors outsource to turnkey contract manufacturers substantial portions of their production requirements and thus do not include material amounts of raw materials or work in progress in inventories and may in some circumstances not even include finished products in inventory if the contract manufacturer ships directly to the competitors' customers.

        Royalties are payable by the Company, as the successor to Galcom, Ace and Fibronics, to the Office of the Chief Scientist of Israel ("OCS") at rates of approximately 2% to 3% on proceeds from the sale of products arising from the research and development activities for which OCS has provided grants. The total amount of royalties may not exceed the amount of the grants. The Company does not expect that revenues from royalty bearing products will result in material royalty payment obligations in the future.

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

        The Company's sales are currently denominated in U.S. dollars and to date its business has not been significantly affected by currency fluctuations or inflation. However, the Company conducts business in several different countries and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in such countries could increase the Company's expenses. To date, the Company has not hedged against currency exchange risks. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations or as a result of inflation in particular countries where material expenses are incurred.

POST-RETIREMENT BENEFITS

        The Company does not provide post-retirement benefits affected by SFAS 106.

YEAR 2000

        Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. The Company is currently conducting a company-wide Year 2000 compliance program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by September 1999.

         The Company's Y2K Program is divided into four major sections: Company manufactured products, internal information systems, non-information technology systems, and third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

          The Company has completed the review of all its products for Year 2000 compliance purposes. The Company believes that its products are either Year 2000 compliant or at the election of the customer can be upgraded to be Year 2000 compliant.

        The Company is currently evaluating and addressing Year 2000 issues associated with its internal information systems. Most of the Company's information computer systems are already Year 2000 compliant. The Company expects to finish the evaluation by April 1999. Other internal information systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant by September 1999.

          The Company is currently evaluating and addressing Year 2000 issues associated with its non-information technology systems. Most of these systems are already Year 2000 compliant. The Company expects to finish the evaluation by April 1999. Those non-information technology systems that are not Year 2000 compliant will be repaired or replaced September 1999.

          The Company is currently assessing the possible effects on the Company's operations of the Year 2000 compliance of its key suppliers and contract manufacturers. The Company expects this assessment will be completed by April 1999. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

        Through December 31, 1998 the Company spent approximately $200,000 to implement the Year 2000 compliance program. That amount has been expensed as incurred. The Company estimates that it may spend up to an additional $500,000 for other replacements or upgrades and for communicating with key suppliers and customers. That amount will also be expensed as incurred.

          The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company does not have a contingency plan to address the Y2000 problem.

        Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking or fiber optic solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Report:

                                                                                  PAGE
                                                                                  ----
Report of Independent Public Accountants.........................................  F-1

Consolidated Balance Sheets as of December 31, 1997 and 1998.....................  F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)
for each of the three years in the period ended December 31, 1998................  F-4

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998......................................  F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998...............................................  F-8

Notes to Consolidated Financial Statements.......................................  F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MRV Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MRV COMMUNICATIONS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                            /s/ Arthur Andersen LLP

                                            ARTHUR ANDERSEN LLP




Los Angeles, California
February 15, 1999

                            MRV COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In Thousands)




                                                           December 31,
                                                    -------------------------
                                                      1997            1998
                                                    ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                         $  19,428       $  20,692
  Short-term investments                               36,413          30,493
  Accounts receivable, net of allowance of
    $4,252 in 1997 and $8,487 in 1998                  47,258          54,596
  Inventories                                          41,689          47,467
  Deferred income tax asset                             2,280           5,035
  Other current assets                                  7,248           5,508
                                                    ---------       ---------
               Total current assets                   154,316         163,791
                                                    ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Building                                              3,127           3,814
  Machinery and equipment                               4,294          10,141
  Furniture and fixtures                                  560           3,906
  Computer hardware and software                        2,134           9,169
  Leasehold improvements                                  710           1,528
                                                    ---------       ---------
                                                       10,825          28,558
  Less--Accumulated depreciation and
    amortization                                       (2,642)         (9,201)
                                                    ---------       ---------
                                                        8,183          19,357
                                                    ---------       ---------
OTHER ASSETS:
  Investments                                          62,382         100,138
  Deferred income tax asset                             6,231           5,661
  Intangibles and goodwill, net of accumulated
    amortization of $372 in 1997
    and $3,405 in 1998                                  5,077          26,666
  Other                                                    47           4,579
                                                    ---------       ---------
                                                       73,737         137,044
                                                    ---------       ---------
TOTAL ASSETS                                        $ 236,236       $ 320,192
                                                    =========       =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (In Thousands)




                                                       December 31,
                                                -------------------------
                                                  1997             1998
                                                ---------       ---------
CURRENT LIABILITIES:
  Current portion of capital
    lease obligations                           $     111       $     185
  Accounts payable                                 30,439          29,757
  Accrued liabilities                               8,429          13,606
  Accrued restructuring cost                           --              82
  Customer deposit                                    293              --
  Income taxes payable                              3,485             445
  Deferred revenue                                     --           4,398
                                                ---------       ---------
               Total current liabilities           42,757          48,473
                                                ---------       ---------

LONG-TERM LIABILITIES:
  Convertible notes                                    --          90,000
  Capital lease obligations, net of
    current portion                                   788           1,400
  Other long-term liabilities                       2,065           2,917
                                                ---------       ---------
               Total long-term liabilities          2,853          94,317
                                                ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST                                     657           2,973

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
    Authorized - 1,000 shares;
      no shares issued or outstanding                  --              --
  Common stock, $0.0034 par value:
    Authorized - 80,000 shares
    Issued and outstanding - 26,360
      shares in 1997; 26,663 and
      26,639 in 1998, respectively                     88              88
  Capital in excess of par value                  175,874         180,656
  Retained earnings (deficit)                      14,635          (5,471)
  Treasury stock                                       --            (133)
  Accumulated other comprehensive
    income (loss)                                    (628)           (711)
                                                ---------       ---------
                                                  189,969         174,429
                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 236,236       $ 320,192
                                                =========       =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                    (In Thousands, except for per share data)


                                                      Year Ended December 31,
                                             -----------------------------------------
                                                1996            1997            1998
                                             ---------       ---------       ---------
REVENUES, net:                               $  88,815       $ 165,471       $ 264,075
                                             ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of goods sold                            51,478          94,709         165,385
  Research and development expenses              8,201          13,093          25,817
  Selling, general and
    administrative expenses                     14,025          27,365          56,753
  Purchased technology in
    progress                                    17,795              --          20,633
  Restructuring costs                            6,974              --          15,671
                                             ---------       ---------       ---------
                                                98,473         135,167         284,259
                                             ---------       ---------       ---------
      Operating income (loss)                   (9,658)         30,304         (20,184)
                                             ---------       ---------       ---------
OTHER INCOME (EXPENSE):
  Interest expense related to
    convertible debentures
    and acquisition                             (4,357)           (843)             --
  Interest expense related to
    convertible notes                               --              --          (2,480)
  Minority interest                               (196)           (146)         (1,345)
  Interest income                                  702           2,841           4,661
  Interest expense                                (743)           (118)           (700)
  Other                                            194              21           2,858
                                             ---------       ---------       ---------
                                                (4,400)          1,755           2,994
                                             ---------       ---------       ---------
      Income (loss) before provision
        (benefit) for income taxes
        and extraordinary item                 (14,058)         32,059         (17,190)

PROVISION (BENEFIT) FOR INCOME TAXES            (4,404)          9,474           5,707
                                             ---------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         (9,654)         22,585         (22,897)
                                             ---------       ---------       ---------

EXTRAORDINARY ITEM--
  Gain on repurchase of convertible
  notes, net of tax of $1,639                       --              --           2,791
                                             ---------       ---------       ---------

NET INCOME (LOSS)                               (9,654)         22,585         (20,106)
                                             ---------       ---------       ---------
OTHER COMPREHENSIVE INCOME
  (LOSS), net of tax:
  Foreign currency translation
    adjustment                                      15            (643)            (83)
                                             ---------       ---------       ---------
COMPREHENSIVE LOSS                           $  (9,639)      $  21,942       $ (20,189)
                                             =========       =========       =========

                            MRV COMMUNICATIONS, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                    (In Thousands, except for per share data)



                                             Year Ended December 31,
                                     -------------------------------------
                                      1996          1997           1998
                                     -------      --------      ----------
EARNINGS (LOSS) PER COMMON SHARE
  INFORMATION:

      Basic earnings (loss) per
        common share                 $ (0.49)     $   0.95      $    (0.76)
                                     =======      ========      ==========
      Diluted earnings (loss)
        per common share             $ (0.49)     $   0.88      $    (0.76)
                                     =======      ========      ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

      Basic                           19,739        23,670          26,532
                                     =======      ========      ==========
      Diluted                         19,739        25,734          26,532
                                     =======      ========      ==========



              The accompanying notes are an integral part of these
                            consolidated statements.

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In Thousands)



                                       Common Stock           Capital in    Retained                   Other
                                 -----------------------      Excess of     Earnings     Treasury  Comprehensive
                                  Shares         Amount       Par Value     (Deficit)      Stock   Income (loss)      Total
                                 --------       --------      --------      --------       ----    -------------     --------
BALANCE,
  December 31, 1995                19,049       $     63      $ 23,491       $ 1,704         --            --        $25,258

Shares held by trustee
  relating to Fibronics
  acquisition                         137             --            --            --         --            --             --

Conversion of debentures              812              2        12,851            --         --            --         12,853

Exercise of stock warrants
  and options                       1,088              4         4,938            --         --            --          4,942

Issuance of common stock
  for cash                            200              1         3,999            --         --            --          4,000

Interest expense related to
  convertible debentures
  and acquisitions
  (see Note 4)                         --             --         4,357            --         --            --          4,357

Translation adjustments                --             --            --            --         --            15             15

Net loss                               --             --            --        (9,654)        --            --         (9,654)
                                 --------       --------      --------      --------       ----      --------       --------

BALANCE,
  December 31, 1996                21,286             70        49,636        (7,950)        --            15         41,771
                                 --------       --------      --------      --------       ----      --------       --------

Issuance of common stock
  in connection with
  public offering                   2,785              9        93,311            --         --            --         93,320

Issuance of common stock
  in connection with
  the acquisition of
  Fibronics Ltd.                      275              1         6,299            --         --            --          6,300

Return of shares held
  by trustee relating
  to Fibronics acquisition           (137)            --            --            --         --            --             --

Conversion of debentures            1,013              4        17,737            --         --            --         17,741

Exercise of stock warrants
  and options                       1,138              4         8,464            --         --            --          8,468

Interest expense related
  to convertible debentures
  and acquisition                      --             --           427            --         --            --            427

Translation adjustments                --             --            --            --         --          (643)          (643)

Net income                             --             --            --        22,585         --            --         22,585
                                 --------       --------      --------      --------       ----      --------       --------
BALANCE,
  December 31, 1997                26,360             88       175,874        14,635         --          (628)       189,969
                                 --------       --------      --------      --------       ----      --------       --------

                            MRV COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In Thousands)



                                 Common Stock            Capital in     Retained                         Other
                          -------------------------      Excess of      Earnings        Treasury      Comprehensive
                            Shares          Amount       Par Value      (Deficit)         Stock       Income (loss)       Total
                          ---------       ---------      ---------      ---------       ---------     -------------     ---------
Exercise of stock
  warrants and options          303              --          1,510             --              --              --           1,510

Issuance of warrants
  in connection with
  the acquisition of
  Xyplex                         --              --          3,272             --              --              --           3,272

Purchase of treasury
  stock                         (24)             --             --             --            (133)             --            (133)

Translation adjustments          --              --             --             --              --             (83)            (83)

Net loss                         --              --             --        (20,106)             --              --         (20,106)
                          ---------       ---------      ---------      ---------       ---------       ---------       ---------
BALANCE,
  December 31, 1998          26,639       $      88      $ 180,656      $  (5,471)      $    (133)      $    (711)      $ 174,429
                          =========       =========      =========      =========       =========       =========       =========



              The accompanying notes are an integral part of these
                            consolidated statements.

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)




                                                       Year Ended December 31,
                                               -----------------------------------------
                                                 1996            1997            1998
                                               ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $  (9,654)      $  22,585       $ (20,106)
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Depreciation and amortization                  943           1,439           7,902
      Provision for losses on accounts
        receivable                                 1,643           1,951           2,591
      Loss on sale of property and
        equipment                                    192              --              --
      Realized gain on investment                   (180)           (215)         (2,535)
      Purchased technology in progress            17,795              --          20,633
      Extraordinary gain on repurchase
        of convertible notes                          --              --          (2,791)
      Interest related to convertible
        debentures and acquisition                 4,357             843              --
      Other                                           --              37             324
      Minority interests' share of income            196             146           1,345
      Changes in assets and
        liabilities, net of effects
        from acquisitions:
        Decrease (increase) in:
          Accounts receivable                    (10,937)        (22,568)         12,263
          Inventories                             (5,697)        (21,867)          3,453
          Deferred income taxes                   (6,839)            185           1,408
          Other assets                            (3,031)         (2,824)          2,008
        Increase (decrease) in:
          Accounts payable                         1,912          17,435         (19,505)
          Accrued liabilities and
            restructuring                          6,623          (2,092)         (7,438)
          Income taxes payable                       798           3,622          (7,006)
          Customer deposits                        1,500          (1,207)             --
          Accrued severance pay                      231            (231)             --
          Deferred revenue                            --              --             508
                                               ---------       ---------       ---------
             Net cash used in operating
               activities                           (148)         (2,761)         (6,946)
                                               ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (2,593)         (1,207)         (6,337)
  Purchases of investments                       (45,612)       (148,948)       (206,846)
  Proceeds from sale of investments               29,133          67,990         173,714
  Restricted cash                                  6,272              --              --
  Cash used in acquisitions, net of
    cash received                                (13,247)         (5,289)        (44,695)
                                               ---------       ---------       ---------
             Net cash used in
               investing activities              (26,047)        (87,454)        (84,164)
                                               ---------       ---------       ---------

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)




                                                   Year Ended December 31,
                                            --------------------------------------
                                              1996           1997           1998
                                            --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
    common stock                               8,942         99,638          1,510
  Proceeds from the issuance of
    debentures                                30,000             --             --
  Repurchase of common stock issued in
    connection with acquisition                   --         (4,230)            --
  Proceeds from issuance of
    convertible notes                             --             --         96,423
  Principal payments on capital
    lease obligations                            (60)          (255)           (62)
  Repurchase of convertible notes                 --             --         (5,300)
  Purchase of treasury stock                      --             --           (133)
                                            --------       --------       --------
             Net cash provided by
               financing activities           38,882         95,153         92,438
                                            --------       --------       --------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                     3           (151)           (64)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                        12,690          4,787          1,264

CASH AND CASH EQUIVALENTS,
  beginning of year                            1,951         14,641         19,428
                                            --------       --------       --------
CASH AND CASH EQUIVALENTS,
  end of year                               $ 14,641       $ 19,428       $ 20,692
                                            ========       ========       ========



              The accompanying notes are an integral part of these
                            consolidated statements.

                            MRV COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1. BACKGROUND

   MRV Communications, Inc. (the Company) designs, manufactures, markets and sells high speed network switching and fiber optic transmission systems which enhance the performance of existing data and telecommunications networks. The Company sells two groups of products: (1) computer networking products, primarily Ethernet local area network (LAN) switches, wide area network (WAN) and remote access devices, and (2) fiber optic components for the transmission of voice, video and data across enterprise telecommunications and cable TV networks. The Company's networking solutions enhance the functionality of LAN's and WAN's by reducing network congestion while allowing end users to preserve their investments in pre-existing networks and providing cost-effective migration paths to next generation technologies such as Gigabit Ethernet. The Company markets and sells its products both domestically and internationally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBase Communications, Inc., NBase Communications, Ltd. (Nbase Ltd.), NBase Europe GmbH (Nbase Europe), NBase Fibronics, Ltd. (Fibronics), Netsoft Solutions, Ltd. (Netsoft), Turnkey, Kempton Communications, Nbase Xyplex, its 70 percent-owned subsidiary, EDSLAN SRL (EDS) and its 50 percent-owned subsidiary, RDS. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation

   The financial statements of NBase Ltd. and Fibronics have been prepared in U.S. dollars as the currency of the primary economic environment in which the operations of these companies are conducted is the U.S. dollar. Thus, the functional currency of these companies is the U.S. dollar.

   Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, and are included in determining net income or loss.

   The financial statements of NBase Europe, Netsoft, Turnkey, Kempton Communications, EDS and RDS have been prepared in the companies' local currencies and have been translated into U.S. dollars. The functional currency for these companies is their local currency.

   Assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income(loss).

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

Stock-Based Compensation Plan

   The Company accounts for its stock based compensation plans under the provisions of APB Opinion No. 25. The Company has elected to follow the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning January 1, 1995 for employee awards. See Note 10 for disclosure of pro forma income (loss) and income (loss) per common share amounts for the years ended December 31, 1996, 1997 and 1998 as required by SFAS 123.

Revenue Recognition

     The Company realizes revenue from sales of hardware products, from the sale of related software and from maintenance contracts. Revenue on product sales is recognized at the time of shipment. Revenue related to software and software maintenance contracts is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, "Software Revenue Recognition." Maintenance revenues for customer support are deferred and recognized ratably over the term of the maintenance period (generally one to three years).

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

   At December 31, 1997 and 1998, short- and long-term investments consisted principally of U.S. Treasury notes. As defined by the standard, the Company has classified its investments in these debt securities as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 1997 and 1998. All short-term investments mature by December 1999.

Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of material, labor and overhead.

   Inventories consisted of the following as of December 31, 1997 and 1998 (in thousands):

                                               1997       1998
                                               ----       ----
Raw materials............................    $17,568    $17,409
Work-in-process..........................     13,436     10,118
Finished goods...........................     10,685     19,940
                                             -------    -------
                                             $41,689    $47,467
                                             =======    =======

Software Development Costs

   In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in the Company's circumstances occurs when a working model is completed. After technological feasibility is established, additional costs would be capitalized. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.

Property and Equipment

   Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, while significant replacements and betterments are capitalized.

   Depreciation and amortization are provided using the straight-line method based upon the estimated useful lives of the related assets. Useful lives range from three to thirty-three years.

Intangibles and Goodwill

   The intangibles and goodwill resulted from the Company's acquisitions between 1995 and 1998. It is amortized on a straight-line basis over 8 to 12 years. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value will be recovered through future expected operating results.

Warranty

   The Company warrants its products against defects in materials and workmanship for one to five year periods. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

Statements of Cash Flows

   Cash paid for income taxes was $1,620,000 in 1996, $5,473,000 in 1997 and $9,945,000 in 1998. Cash paid for interest was $150,000 in 1996, $214,000 in
1997 and $2,569,000 in 1998.

   During 1996, the Company acquired property and equipment with a cost of $1,147,000 through a capital lease agreement. Also in 1996, $12,675,000 principal amount of debentures and $178,000 of accrued interest was converted into approximately 812,000 shares of common stock.

     In 1997, $17,325,000 of convertible debentures and $843,000 of interest were converted into approximately 1,013,000 of shares common stock. Also, the Company received $2,150,000 of tax benefits relating to the exercise of non-qualified stock options.

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

Net Income (loss) per Common Share

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

   The following schedule summarizes the information used to compute earnings per common share (in thousands except per share data):

                                                            YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                       1996           1997           1998
                                                    ----------       -------      ----------
Income (loss) before extraordinary item ......      $   (9,654)      $22,585      $  (22,897)

Extraordinary item-gain on repurchase
of convertible notes, net of the tax (see
Note 5).......................................              --            --           2,791
                                                    ----------       -------      ----------

Net income (loss) ............................      $   (9,654)      $22,585      $  (20,106)
                                                    ==========       =======      ==========
Weighted average number of common
shares used to compute basic net income
per common share  ............................          19,739        23,670          26,532

Dilutive effect of common share equivalents ..              --         2,064              --
                                                    ----------       -------      ----------

Weighted average number of common
shares used to compute diluted net income
per common share .............................          19,739        25,734          26,532
                                                    ==========       =======      ==========

Basic income (loss) per common share
before extraordinary item ....................            (.49)          .95            (.86)

Diluted  income (loss) per common
share before extraordinary item ..............            (.49)          .88            (.86)

Effect of extraordinary item per basic
common share .................................              --            --             .10

Effect of extraordinary item per
diluted common share .........................              --            --             .10

Basic net income (loss) per common share .....            (.49)          .95            (.76)

Diluted net income (loss) per common share ...            (.49)          .88            (.76)


Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year end financial statements SFAS 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in the consolidated financial statement with the same prominence as other consolidated financial statements.

3. ACQUISITIONS

EDSLAN

   In May 1996, the Company purchased 50 percent of the outstanding stock of EDSLAN SRL, an Italian networking company. The purchase price paid by the Company was approximately $1,050,000. The purchase agreement calls for the Company to receive 80 percent of EDS' profits or losses from the date of acquisition. In June and November 1997, the Company purchased an additional 10 percent of the outstanding stock of EDSLAN SRL, for $500,000, respectively.

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

Netsoft

   In November 1997, the Company agreed to purchase Netsoft Solutions, Ltd. (Netsoft). Under the agreement, the Company acquired certain assets and the business operations of Netsoft, a French networking company. The purchase price paid by the Company was approximately $4,700,000, of which approximately $2,300,000 was goodwill.

Xyplex

   On January 30, 1998, the Company acquired all of the outstanding stock of Whittaker Xyplex, Inc. (whose name the Company subsequently changed to Nbase Xyplex), a subsidiary of the Whittaker Corporation engaged in the design and manufacture of computer networking products primarily for use in wide area networks (WAN). The purchase price was $35,000,000 in cash and three-year warrants to purchase up to 421,402 shares of the Company's common stock at $35 per share.

RDS

   In January 1998, the Company acquired 50 percent of the outstanding stock of RDS, a Swedish networking company. The purchase price was $8,000,000 in cash.

   All acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values, as follows (in thousands):

                                                            1996           1998
                                                          --------       --------
Inventory ..........................................      $  3,574       $  9,231
Accounts receivable ................................         2,686         23,528
Property and equipment .............................         1,793          9,274
Other assets .......................................           315          1,223
Current liabilities and debt .......................        (3,962)       (38,026)
                                                          --------       --------
          Net assets acquired or liabilities assumed         4,406          5,230

Cash paid for legal, consulting and other costs ....          (450)        (1,426)
Accrued legal, consulting and others costs .........          (365)          (574)
Common stock issued to sellers .....................       (10,530)        (3,271)
Cash paid to sellers ...............................       (13,287)       (44,695)
                                                          --------       --------
          Paid or accrued ..........................       (24,632)       (49,966)
Allocated to purchased technology in progress ......        17,795         20,633
                                                          --------       --------
Goodwill ...........................................      $  2,431       $ 24,103
                                                          ========       ========

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

   As of December 31, 1997, all debentures had been converted to common stock.

5. CONVERTIBLE NOTES

   In June 1998, the Company completed a private placement of $100,000,000 principal amount five year, convertible subordinated notes. The notes bear interest at five percent per year, payable semi-annually, and are convertible into common stock at any time after September 1998, at the option of the holders. The conversion rate is 36.972 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of $27.0475 per share, an initial premium above market price. The conversion rate is subject to adjustment in certain circumstances, including dividends payable in common stock, issuance of stock rights to all holders of common stock or stock splits or distributions to common stockholders in connection with a tender offer. If a change in control, as defined, occurs, the holders of the notes have the right to require the Company to repurchase the notes at face value together with interest accrued. The Company has the right, after June 2001, to redeem the notes at 102 percent of face value, and after June 2002 for 101 percent of face value. The notes are not entitled to the benefits of any sinking fund.

In connection with the private placement, the Company incurred costs of $3,577,000. These costs are being amortized over five years, the life of the notes. Amortization expense for the year ended December 31, 1998 was $360,000.

In November 1998, the Company repurchased $10,000,000 of the notes for $5,300,000. The Company has recorded an extraordinary gain of $2,791,000, net of tax, related to the repurchase of the notes. Included in this amount is the portion of the amortization of expense of the costs attributable to the repurchased notes.

6. WARRANTS

Common Stock Purchase Warrants

   In connection with various public and private offerings of common stock and acquisitions the Company has issued warrants to purchase additional shares of common stock.

   A summary of warrant activities for 1996, 1997 and 1998 is as follows (number of shares in thousands):

                                  NUMBER         EXERCISE
                                OF SHARES         PRICES
                                -------       --------------
Balance, December 31, 1995        2,132       $  .27 to  7.38
  Issued .................        2,106         8.42 to 26.65
  Exercised ..............         (776)         .27 to  8.42
  Redeemed ...............           --                    --
                                -------       ---------------
Balance, December 31, 1996        3,462       $  .27 to 26.65
  Issued .................           10                 32.50
  Exercised ..............         (766)        1.67 to 14.25
  Redeemed ...............           --                    --
  Canceled ...............         (100)                20.00
                                -------       ---------------
Balance, December 31, 1997        2,606       $  .27 to 32.50
  Issued .................          421                 35.00
  Exercised ..............           66         4.25 to  5.60
  Redeemed ...............           --                    --
  Canceled ...............          (76)                 8.42
                                -------       ---------------
Balance, December 31, 1998        3,017       $  .27 to 35.00
                                =======       ===============


7. PURCHASED TECHNOLOGY IN PROGRESS AND RESTRUCTURING COSTS

   In connection with the Company's acquisitions (see Note 3), the Company acquired incomplete research and development (R&D) projects that will be included in the current R&D activities of the Company. For projects that will have no alternative future use to the Company and where technological feasibility had not yet been established, the Company allocated $17,795,000 and $20,633,000 to technology in progress and recorded the expense during the years ended December 31, 1996 and 1998, respectively.

   The value of technology in progress acquired as part of the Fibronics transaction was determined by estimating the costs to the Company to achieve the same level of completion in such technology had it undertaken to develop the technology on its own. These estimates were based on the Company's known costs to employ and support engineers required for such projects at the time of the acquisition. These products have been substantially completed since the acquisition. The technologies acquired included systems designed to enhance enterprise networks with advanced functionality such as support for large numbers of protocols and high port densities. The technology in progress was approximately 60 percent complete at the time of acquisition.

   The technology in progress acquired as part of the Xyplex transaction in 1998 was valued according to the "milestone" or percentage complete method. This method established a total estimated cost to complete the projects that constituted the purchased technology in progress. An estimate was then made as to the percentage of completion that had been achieved in these projects at the date of acquisition and this was applied to the overall estimated cost. The large majority of the value was assigned to the "Edgeblaster", a multifunction WAN access router designed to combine routing protocols with access technologies to allow branch and enterprise offices to connect users, employees and remote offices using digital techniques. The Edgeblaster was approximately 70 percent complete at the time of the acquisition and its completion depended upon successful development of digital signal processing technology required to enable it to compete with similar products in development by other companies. The development of the Edgeblaster has been substantially completed since the acquisition.

   Also in connection with the Company's acquisitions, during the years ended December 31, 1996 and 1998, the Company recorded $6,974,000 and $15,671,000 as restructuring costs, respectively, which primarily related to the closing of facilities, a reduction of its workforce, elimination of product lines and the settlement of distribution agreements. The reduction of the workforce in 1996 related to 95 employees, of which seven were upper management personnel. The reduction of the workforce in 1998 related to 183 employees, of which eight were upper management personnel.

8. INCOME TAXES

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

   The components of the net deferred income tax asset at December 31, 1997 and 1998 are as follows (in thousands):

                                        1997         1998
                                      --------      --------
Allowance for bad debts ........      $  1,071      $  2,203
Inventory reserve ..............           466         1,512
Warranty reserve ...............           320           992
State income taxes .............           331           400
Other, net .....................            92           (72)
                                      --------      --------
  Current portion ..............         2,280         5,035
Purchased technology in progress         6,231         5,778
Depreciation ...................            --          (117)
                                      --------      --------
                                         6,231         5,661
                                      --------      --------
                                      $  8,511      $ 10,696
                                      ========      ========

   The provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998 (including provision of $1,639 related to the extraordinary gain) is as follows (in thousands):

                                          1996          1997          1998
                                         -------       -------       -------
Current
  Federal .........................      $ 1,692       $ 7,635       $ 3,306
  State ...........................          324           828         1,093
  Foreign .........................          547         1,356         3,324
                                         -------       -------       -------
                                           2,563         9,819         7,723
                                         -------       -------       -------
Deferred
  Federal .........................       (5,694)          157          (176)
  State ...........................       (1,022)           28           (31)
  Foreign .........................         (251)         (530)         (170)
                                         -------       -------       -------
                                          (6,967)         (345)         (377)
                                         -------       -------       -------
Provision (benefit)for income taxes      $(4,404)      $ 9,474       $ 7,346
                                         =======       =======       =======

   Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate based on U.S. pre-tax income for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                   1996                         1997                      1998
                                          ---------------------       ---------------------       ---------------------
                                           AMOUNT        PERCENT       AMOUNT        PERCENT       AMOUNT      PERCENT
                                          --------        -----       --------        -----       --------      ----
Income tax provision (benefit) at
  statutory federal rate ...........      $ (4,780)      (34.0)%       $ 11,222        35.0%       $  6,017      35.0%
State and local income taxes, net of
  federal income tax effect ........           563         4.0           1,924         6.0           1,031       6.0
Non-deductible interest expense ....         1,542        11.0             175          .5              --        --
Research and development credit ....          (374)       (2.7)         (1,669)       (5.2)         (1,024)     (6.0)
Income tax on extraordinary gain ...            --          --              --          --           1,639       9.5
Foreign taxes at rates different
than domestic rates, other .........        (1,892)       (13.4)        (1,216)       (3.8)           (317)     (1.8)

Change in valuation reserve ........           537         3.8            (962)       (3.0)             --        --
                                          --------        -----       --------        -----       --------      ----
                                          $ (4,404)       (31.3)%     $  9,474         29.5%      $  7,346      42.7%
                                          ========        =====       ========        =====       ========      ====


   In 1995, NBase Ltd. qualified for a program under which it will be eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. NBase Ltd. received a tax benefit of approximately $1,600,000 in 1998.

   The Company does not provide U.S. federal income taxes on the undistributed earnings of its foreign operations. The Company's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

   The Company leases its primary facilities in Chatsworth, California from unaffiliated third parties at an annual combined base rent of approximately $425,000 with lease terms expiring through 2002. The Company also leases office and warehouse space in Boston, Israel, England, Switzerland, Germany, Sweden and Italy at a combined annual base rent of approximately $2,375,000, with lease terms expiring from 1999 through 2006.

   The Company leases all of its facilities and certain equipment under noncancelable capital and operating leases. Minimum future obligations under such agreements at December 31, 1998 are as follows (in thousands):

                               CAPITAL        OPERATING
                                LEASES         LEASES
                               --------       --------
1999 .....................     $    202       $  2,724
2000 .....................          284          2,385
2001 .....................          258          2,235
2002 .....................          251          1,874
2003 .....................          250          1,492
Thereafter ...............          625            354
                               --------       --------
                                  1,870       $ 11,064
                                              ========
Less -- Amount
representing interest ....         (285)
                               --------

                                  1,585
Less -- Current portion ..         (185)
                               --------
                               $  1,400
                               ========

   Rent expense under noncancelable operating lease agreements for the years ended December 31, 1996, 1997 and 1998 was $684,000, $706,000, and $2,759,000,
respectively.

Royalty Commitment

   As part of the purchase agreements of the Israeli companies referred to in
Note 3, the selling companies' commitments to pay royalties to the State of Israel were assigned to the Company. The commitments arose as a consequence of the participation of the Israeli Government in product development through the payment of grants.

   The royalties are payable at a rate of between 1.5 percent and 5.0 percent of the sales proceeds of the products developed up to 150 percent of the amount of the grants received. $276,000 was provided for in 1998 for royalties to be paid under these agreements.

Accounts Receivable

   The Company (through foreign subsidiaries) has agreements with several financial institutions to sell its receivables with recourse; in the event of customer's default, the Company must repurchase the receivables. At December 31, 1998 the Company is contingently liable in the amount of $16,041,000 relating to such receivables sold with recourse. The Company believes that adequate provision has been made for losses on receivables with recourse.

Litigation

   In December, 1996, Datapoint brought an action against Nbase Communications, Inc., a subsidiary of the Company ("Nbase") and several other defendants in the United States District Court, for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combine additional enhanced capability and/or which provide multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc. Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc. have also had actions brought against them by Datapoint with respect to the same two patents. The action against Nbase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. In February 1999, the court entered judgement in favor of the defendants and Datapoint filed a notice of appeal. The Company is cooperating with several of the defendants in pursuit of common defenses and believes the claim is without merit. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

10. STOCK-BASED COMPENSATION PLANS

     The Company's stock option plans (a 1992 and 1997 Plan) provide for the granting of options to purchase up to 2,950,000 shares of common stock, consisting of both incentive stock options and non-qualified options. Incentive stock options are issuable only to employees of the Company. Non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. The exercise price of all stock options granted under the Plans have been at least equal to the fair market value of such shares on the date of grant. The options generally vest over three years and expire ten years from the grant date.

     The Company has two other outstanding option and warrant programs: (1) its 1998 Non-statutory Stock Option Plan provides for the granting of options to purchase up to 1,421,500 shares of common stock to non-employees who perform consulting or advisory services, as well as to employees of the Company. The exercise price of all stock options granted must be at least equal to the fair market value of the common stock on the date of grant. The options vest over a two year period and expire five years from the grant date, and (2) its German Employees Warrant Program which provides for the granting of warrants to purchase up to 100,000 shares of common stock to employees of its German subsidiary, at fair market value. The warrants vest over a five year period and expire six years from the grant date. Directors and officers of the Company are not eligible to participate in either of these plans.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans and the warrants (see Note 6) been determined consistent with SFAS 123, the Company's net (loss) income and (loss) income per diluted common share amounts would have been reduced to the following pro forma (amounts are in thousands, except per share data):

                                                              1996     1997     1998
                                                            -------  --------  ------
 Net Income (Loss):            As Reported................  $(9,654) $22,585  $(20,106)
                               Pro Forma..................  (11,254) $20,943   (21,317)
 Income (Loss) Per Common
 Share:
   Basic:                      As Reported................  $ (0.49)  $ 0.95  $  (0.76)
                               Pro Forma..................    (0.57)  $ 0.88     (0.80)
   Diluted:                    As Reported................  $ (0.49)  $ 0.88  $  (0.76)
                               Pro Forma..................    (0.57)  $ 0.81     (0.80)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: risk-free interest rates of
5.5 percent to 6.6 percent; no expected dividend yield; expected lives of 4 to 6 years; expected volatility of 22 percent to 65 percent.

   A summary of the status of the Company's outstanding stock options at December 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table below (shares are in thousands):

                                       1996                     1997                    1998
                                -------------------      -------------------      -------------------
                                            WTD. AVG.                WTD. AVG.                WTD. AVG.
                                SHARES      EX.PRICE     SHARES      EX.PRICE     SHARES      EX.PRICE
                                ------       ------      ------       ------      ------       ------
Outstanding at beginning
of year ..................       1,156       $ 3.59       1,475       $ 6.02       1,208       $ 8.77
Granted ..................         672        12.45         110        19.45       1,000        18.47
Exercised ................        (312)        3.28        (372)        4.86        (118)        4.51
Forfeited ................        (312)        3.28        (372)        4.86         (49)       11.09
Cancelled in repricing ...          --           --          --           --       1,498        17.86
Granted in repricing .....          --           --          --           --       1,498         5.25
Outstanding at end of year       1,475       $ 6.02       1,208       $ 8.77       2,041       $ 4.98
                                ------       ------      ------       ------      ------       ------
Exercisable at end of year         172       $ 3.05         548         5.31         516         3.73
                                ------       ------      ------       ------      ------       ------
Weighted average fair
value of options granted .                   $ 4.28                   $ 5.89                   $ 6.21
                                             ------                   ------                   ------

11. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

   The Company designs, manufactures and sells computer networking products and fiber optic components and modules. Each of these is a business segment with its respective financial performance detailed in this report.

   Computer networking consists of Ethernet LAN routing switches and WAN and remote access devices. These products are sold to end user customers, distributors and value added resellers.

   Fiber optic components and modules include discrete components such as lazer diodes and light emitting diodes and integrated components such as transmitters, receivers and transceivers. These products are sold primarily to original-equipment manufactures and through distributors.

BUSINESS SEGMENT NET REVENUES (in thousands):


                                        ------------------------------------
                                          1996          1997          1998
                                        --------      --------      --------
Computer Networking                     $ 61,614      $125,968      $215,230

Fiber Optic Components and Modules        27,201        39,503        48,845
                                        --------      --------      --------
Total revenues                          $ 88,815      $165,471      $264,075
                                        ========      ========      ========

Intersegment Sales from Fiber Optic Components and Modules to Computer Networking were $2,984,000, $4,561,000 and $6,152,000 in 1996, 1997 and 1998,
respectively.

BUSINESS SEGMENT PROFIT (LOSS) (in thousands):


                                               -----------------------------------------
                                                  1996            1997            1998
                                               ---------       ---------       ---------
Operating income (loss):
  Computer Networking                          $ (14,286)      $  23,070       $ (23,739)
  Fiber Optic Components and Modules               4,628           7,234           3,555

Other income (expense):
  Interest expense related to convertible
  debentures and acquisition                      (4,357)           (843)             --

  Interest expense related to convertible
  Notes                                               --              --          (2,480)

  Interest income                                    702           2,841           4,661

  Interest expense                                  (743)           (118)           (700)

  Other                                               (2)           (125)          1,513

Extraordinary item, gross                             --              --           4,430
                                               ---------       ---------       ---------
Income (loss) before taxes and
  other comprehensive income (loss)            $ (14,058)      $  32,059       $ (12,760)
                                               =========       =========       =========

BUSINESS SEGMENT ASSETS (in thousands):


                                     -------------------------------------
                                       1996           1997           1998
                                     -------        --------       -------
Computer Networking                  $56,856        $113,638       $170,758

Fiber Optic Components and Modules    13,075          17,229         16,871

Other                                 27,012         105,369        132,563
                                     -------        --------       --------
Total                                $96,943        $236,236       $320,192
                                     =======        ========       ========

BUSINESS SEGMENT ASSETS (in thousands):


                                     -------------------------------------
                                       1996          1997          1998
                                     -------        -------        -------
     Depreciation

Computer Networking                  $   722        $   928        $ 3,994

Fiber Optic Components and Modules       209            225            443
                                     -------        -------        -------
Total                                $   931        $ 1,153        $ 4,437
                                     =======        =======        =======


                                     -------------------------------------
                                       1996          1997          1998
                                     -------        -------        -------
      Additions

Computer Networking                  $ 1,997        $   623        $ 5,481

Fiber Optic Components and Modules       596            584            856
                                     -------        -------        -------
Total                                $ 2,593        $ 1,207        $ 6,337
                                     =======        =======        =======

GEOGRAPHIC AREA NET TRADE REVENUE (attributed to regions based on location of customer), (in thousands):


                        ------------------------------------
                          1996          1997          1998
                        --------      --------      --------
United States           $ 41,712      $ 66,562      $107,376

European Community        34,256        68,719       118,881

Middle East                4,593         5,178         5,634

Pacific Rim                6,401        21,607        24,892

All Other Areas            1,853         3,405         7,292
                        --------      --------      --------
Total                   $ 88,815      $165,471      $264,075
                        ========      ========      ========

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (in thousands):


                        ---------------------------------
                         1996         1997         1998
                        -------      -------      -------
United States           $ 2,047      $ 2,437      $11,035

European Community        2,093        3,869        5,930

Middle East               2,108        1,877        2,392
                        -------      -------      -------
Total                   $ 6,248      $ 8,183      $19,357
                        =======      =======      =======

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE), PROVISION (BENEFIT) FOR INCOME TAXES AND EXTRAORDINARY ITEM (in thousands):


          --------------------------------------
            U. S.         Non-U.S.        Total
          --------       --------       --------
1996      $  2,524       $(12,182)      $ (9,658)

1997      $ 21,915       $  8,389       $ 30,304

1998      $(28,280)      $  8,096       $(20,184)

No customer accounted for more than ten percent of revenues in 1996, 1997 or 1998.

12. 401(k) PLANS

   In February 1997, the Company established a 401(k) savings plan (the Plan) under which all eligible employees may participate. The Plan calls for the Company to make matching contributions to all eligible employees. In 1997 and 1998, approximately $34,000 and $60,000, respectively was charged to operations related to this plan.

   Xyplex also sponsors a 401(k) plan covering a majority of its domestic employees. The Plan includes a matching contribution. From the date of the acquisition through December 31, 1998, the Company charged $194,000 to operations related to this plan.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of the Company are as follows:

          NAME            AGE                        POSITION
          ----            ---                        --------
Noam Lotan(1)             48        President, Chief Executive Officer and Director
Shlomo Margalit(1)        58        Chairman of the Board of Directors, Chief Technical Officer
                                       and Secretary
Zeev Rav-Noy(1)           51        Chief Operating Officer, Treasurer and Director
Edmund Glazer             39        Vice President of Finance and Administration and Chief
                                       Financial Officer
Khalid (Ken) Ahmad        47        Vice President of Marketing and Sales
Ofer Iny                  32        Vice President of Engineering
Igal Shidlovsky(2)(3)     63        Director
Guenter Jaensch(2)(3)     60        Director

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

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for the four other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the year ended December 31, 1998:

                                                                                LONG-TERM
                                                   ANNUAL COMPENSATION        COMPENSATION
                                               --------------------------     ------------
                                                                               SECURITIES
                                                                               UNDERLYING
        NAME AND PRINCIPAL POSITIONS           YEAR    SALARY      BONUS       OPTIONS (#)
---------------------------------------------  ----   --------    -------      -----------
Noam Lotan                                     1998   $100,000    $     0        30,000(1)
President and Chief Executive Officer          1997   $100,000    $     0             0
                                               1996   $100,000    $     0        30,000

Shlomo Margalit                                1998   $110,000    $     0             0
Chairman of the Board of Directors,            1997   $110,000    $     0             0
Chief Technical Officer and Secretary          1996   $110,000    $     0             0

Zeev Rav-Noy                                   1998   $110,000    $60,000             0
Chief Operating Officer and Treasurer          1997   $110,000    $60,000             0
                                               1996   $110,000    $60,000             0

Ken Ahmad                                      1998   $ 90,000    $89,000             0
Vice President of Marketing and Sales          1997   $ 90,000    $45,000             0
                                               1996   $ 90,000    $57,170             0

Edmund Glazer                                  1998   $107,000    $     0        89,000(1)(2)
Vice President of Finance and Administration   1997   $ 71,000    $     0        15,000
and Chief Financial Officer                    1996   $ 56,000    $     0        24,000

--------------------

(1) Consists of repriced options granted under the Company's Stock Option Plans that were issued in replacement of all earlier options granted to the Named Executive Officers under the Stock Option Plans. The Options vest at their original vesting schedules except that no options (including vested options) were exercisable earlier than nine months from the date of the grant of the repriced options.

(2) Excludes options to purchase 50,000 shares of Common Stock granted in January 1998 that were replaced with an equivalent number of repriced options granted later in the year.

        Neither Drs. Margalit nor Rav-Noy were granted any stock options during 1998. The following table provides certain information regarding stock option grants made to the other Named Executive Officers during 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                  POTENTIAL REALIZABLE
                                           PERCENT OF                                VALUE AT ASSUMED
                               NUMBER OF      TOTAL                               ANNUAL RATES OF STOCK
                              SECURITIES     OPTIONS                               PRICE APPRECIATION
                              UNDERLYING     GRANTED TO  EXERCISE                  FOR OPTION TERM(1)
                                OPTIONS     EMPLOYEES      PRICE    EXPIRATION   ---------------------
               NAME          GRANTED(#)(2)   1998(2)      ($/SH)       DATE         %5           10%
               ----          -------------  ---------     -------   ----------   --------     --------
          Noam Lotan             30,000      1.2%           5.25      7/7/2000   $171,243     $184,987

          Edmund Glazer           9,000                               1/9/2002    $54,939      $62,629
                                 15,000      3.5%           5.25     7/15/2002    $93,583     $108,416
                                 15,000                              3/18/2003    $96,237     $113,724
                                 50,000                               1/9/2004   $331,469     $400,438

---------------
(1) The dollar amounts under these columns are the result of calculations assuming the price of Common Stock on the date of the grant of the option ($5.25) increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission for the term of the option. Neither the amounts reflected nor the rates applied are intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Consists of repriced options granted under the Company's Stock Option Plans that were issued in replacement of all earlier options granted to the Named Executive Officers under the Stock Option Plans. The Options vest at their original vesting schedules except that no options (including vested options) were exercisable earlier than nine months from the date of the grant of the repriced options.

(3) The exercise price per share of the options granted represented the fair market value of the underlying shares on the date of grant of the repriced options.

                          FISCAL YEAR-END OPTION VALUES

        Neither Drs. Margalit nor Rav-Noy or any of the other Named Executive Officers exercised any stock options during 1998. nor held any stock options at December 31, 1998. The following table provides certain information concerning stock options held by the other Named Executive Officers at December 31, 1998:

                             Number of Shares Underlying     Value of Unexercised
                               Unexercised Options at       In-the-Money Options at
                                  December 31, 1998           December 31, 1998(1)
                              --------------------------  --------------------------
               Name           Exercisable  Unexercisable  Exercisable  Unexercisable
               ----           -----------  -------------  -----------  -------------
          Noam Lotan               0          30,000           0          $28,125
          Edmund Glazer            0          89,000           0          $83,438

----------

(1) Based on the difference between $6.1875 per share (the closing price per share of Common Stock on December 31, 1998 as reported on The Nasdaq National Market) and the per share exercise price.

Report on Repricing of Stock Options

        In October 1998, the board of directors authorized the reduction of the exercise price of outstanding options (other than outstanding options having an exercise price lower than then market price) granted to employees, including executive officers, and directors, pursuant to the Company's Stock Option Plans. The only Named Executive Officers affected were Noam Lotan and Edmund Glazer. The Company accomplished this repricing (the "Repricing") by an exchanging each option held by an optionee at the time of the Repricing (the "Surrendered Options") for an option with a lower exercise price (the "Repriced Options"). The board concluded that the Repricing would effectively serve the board's intended purpose and the purposes of the stock option plan to promote the growth and general prosperity of the Company and to help the Company attract it and retain the best available persons for positions of substantial responsibility and provide key employees with an additional incentive to contribute to the success of the Company. In making this conclusion, the board took into account the following factors, among others:

        - The services rendered or to be rendered by the optionees bore a reasonable relationship to the compensation awarded to such employees;

        - The Repricing was necessary in order to retain employees, particularly in light of competitive pressures for the Company's remaining employees;

        - No greater dilution would be caused by the Repricing;

        - Substantial premiums would have to be paid to new key employees or executives in order to replace key personnel who could not be retained without the Repricing; and

        - That without the Repricing competitors' compensation programs would be substantially more generous than the Company's and more likely to lure talented personnel.

        Even though the board felt that the above factors, among others, justified repricing, the board believed it would be appropriate to delay the vesting of the Repriced Options for some period of time so that the Company would receive new and valuable consideration from the optionee in return for the Repricing. In the case of Repriced Options to members of the board, the board noted that the Repricing appeared appropriate for many of the same factors considered by the board in the case of employees. Accordingly, while the Repriced Options had a lower exercise price than the Surrendered Options, the board determined that all Repriced Options were granted subject to a new vesting period beginning on the date of Repricing. Generally, the vesting schedule of the Repriced Options continued the vesting scheduled of the Surrendered Options with respect to unvested shares (except for unvested shares that were to vest within nine months of the date of grant of the Repriced Options, which were extended until nine months of the date of grant of the Repriced Options). Shares of the Surrendered Options that had vested as of the Repricing, became unvested in the Repriced Options until one year of the date of grant of the Repriced Options.

                                       /s/ Igal Shidlovsky
                                       Igal Shidlovsky

                                       /s/ Guenter Jaensch
                                       Guenter Jaensch

                                       Members of the Compensation Committee

        The following table provides certain information regarding all repricings of stock options held by any executive officer undertaking by the Company since January 1, 1989:

                         TEN-YEAR OPTION/SAR REPRICINGS

                                                                                                Length of
                                             Securities                                          original
                                             underlying   Market price    Exercise              option term
                                              number of     of stock        price              remaining at
                                            options/SARs   at time of    at time of     New      at date of
                                             repriced or  repricing or  repricing or  exercise  repricing or
         Name                      Date       amended(#)  amendment($)  amendment($)    price    amendment
         ----                      ----      -----------  ------------  ------------  ---------  -----------
Noam Lotan, President and        10/8/98        30,000      $5.25           $8.42       $5.25     1/9/2000
Chief Executive Officer

Edmund Glazer, Vice              10/8/98         9,000      $5.25           $8.42       $5.25     1/9/2002
President of Finance and                        15,000                     $12.00                7/15/2002
Administration and                              15,000                     $18.25                3/18/2003
Chief Financial Officer                         50,000                     $20.25                 1/9/2004




Ofer Iny, Vice President of      10/8/98        15,000      $5.25           $8.42       $5.25     1/9/2002
Engineering                                     80,000                     $14.75                 4/7/2002
                                                60,000                     $20.25                 1/9/2004


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

COMPENSATION OF OUTSIDE DIRECTORS

        Outside directors, i.e., directors who are not employees of the Company, receive cash compensation of $800 per month and $500 for each Board of Directors' meeting attended, while serving as Directors. All Outside Directors received Repriced Options in exchange for options granted to them before the Repricing on the same terms as were provided to all other optionees in the Repricing. The following table provides information concerning the repriced options granted to the Outside Directors:

                                      Securities
                                      underlying
                                      number of
                        Date of        options      Exercise   Expiration
     Name                Grant        repriced(#)   price($)     Date
     ----               -------       ----------    --------   ---------
Igal Shidlovsky         10/8/98          15,000       $5.25     4/21/2003
                                         65,000                 1/9/2004
Guenter Jaensch         10/8/98          65,000       $5.25     1/9/2004

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

        The exercise price per share of Common Stock subject to incentive stock options may not be less than the fair market value of the Common Stock on the date the option is granted. The exercise price per share of Common Stock subject to non-qualified options will be established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the 1992 Plan unless the exercise price is at least 110% of grant. Nonqualified options are not subject to this limitation.

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

        Any unexercised options that expire or that terminate upon an employee's ceasing to be employed with the Company become available once again for issuance. At December 31 1998, options for 828,120 shares were outstanding under the 1992 Plan and 30,700 were reserved thereunder for options available for future grant.

        1997 Plan. On November 11, 1997 and December 12, 1997, respectively, the Board of Directors and stockholders of the Company adopted the 1997 Incentive and Nonstatutory Stock Option Plan (the "1997 Plan"), which provides for the grant of options to purchase up to 500,000 shares of Common Stock. On October 30, 1998 stockholders approved the board's proposal to increase by 500,000 shares the number of shares of Company Stock that may be optioned and sold under the 1997 Plan. The Company's 1997 Plan provides for the granting of (i) incentive stock options to key employees and (ii) nonstatutory stock options to key employees and non-employee directors of the Company and any person who performs consulting or advisory services for the Company and who is, by the Board of Directors or the Stock Option Committee, determined to be eligible to participate. For information concerning the federal income tax distinctions of incentive and nonstatutory stock options, see "Federal Income Tax Consequences of Incentive Stock Options and Nonstatutory Stock Options," below.

        The maximum number of shares of the Company's Common Stock that may be issued pursuant to the exercise of options granted under the 1997 Plan is 1,000,000 shares (subject to adjustment in the event of stock dividends, splits, reverse splits, recapitalizations, mergers or other similar changes in the Company's capital structure). No more than 1,000,000 shares may be optioned and sold to directors or non-director officers under the Stock Option Plan as amended. All options must be granted, if at all, not later than November 10, 2007. The aggregate fair market value (determined as of the date the option is granted) of the shares of Common Stock to which incentive stock options granted under the Stock Option Plan are exercisable for the first time by any employee of the Company during any calendar year may not exceed $100,000. This limitation does not apply with respect to nonstatutory stock options.

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

        As of December 31, 1998, options to purchase an aggregate of 1,000,000 shares of Common Stock were outstanding, no options granted under the 1997 Plan had been exercised and none were available for future grant.

        Other Option Plans. The Company also has two other outstanding option programs: (1) its 1998 Nonstatutory Stock Option Plan, under which the Company may grant nonstatutory stock options to purchase up to 1,421,500 shares of Common Stock to employees the Company and any person who performs consulting or advisory services for the Company and who is, by the Board of Directors or the Stock Option Committee, determined to be eligible to participate, and (2) its German Employees Warrant Program under which the Company may grant warrants to purchase up to 100,000 shares of Common Stock to employees of its German subsidiaries. Directors and officers of the Company are not eligible to participate in either of these plans. At December 31, 1998 options for 1,421,500 shares were outstanding under the 1998 Nonstatutory Stock Option Plan and none were reserved thereunder for options available for future grant. At December 31, 1998, warrants for 100,000 shares were outstanding under the German Employees Warrant Program and none were reserved thereunder for warrants available for future grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 19, 1999, of (i) each person known by the Company to own beneficially 5% or more of the Common Stock,
(ii) each current director of the Company owning Common Stock, (iii) each of the Named Executive Officers owning Common Stock, and (iv) all current directors and executive officers as a group.

                                                   Number of Shares
                   Name and Address(1)               Beneficially     Percentage of
                   of Beneficial Owner                 Owned(2)           Class
                   -------------------             ----------------   -------------
          Shlomo Margalit ....................        1,843,930           6.9%
          Zeev Rav-Noy .......................        1,713,915           6.4%
          Noam Lotan .........................          863,437           3.2%
          Ken Ahmad (3) ......................          313,464           1.2%
          All Directors and Executive Officers
            as a Group (8 persons) (3) .......        4,734,746          17.7%

----------

(1) Except as noted below, the address of each of the persons listed is c/o MRV Communications, Inc., 8943 Fullbright Avenue, Chatsworth, CA 91311.

(2) Pursuant to the rules of the Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes 150,000 shares issuable pursuant to stock options exercisable within 60 days from March 19, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 1998, the Company and New Access Communications, Inc. ("New Access") entered into a Securities Purchase Agreement, under which the Company purchased for $950,000 shares of the capital stock of New Access equal to approximately 19% of the capital stock of New Access then outstanding and warrants to purchase additional capital stock of New Access, which, if fully exercised for an aggregate of $2,050,000, the Company would own an aggregate of approximately 60% of New Access's capital stock (when the shares purchased upon exercise of the warrants are added to the Company's existing stake in New Access). The warrants are exercisable in two installments (provided the first installment is exercised) by July 1, 1999 and January 4, 2000, respectively. New Access is engaged in the development of new products based on wave division multiplexing technology. Dr. Margalit is the Chairman of the Board and Chief Executive Officer of New Access and a principal shareholder of it. Dr. Near Margalit is the son of Dr. Shlomo Margalit, a principal shareholder of the Company and the Company's Chairman of the Board of Directors and Chief Technical Officer.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     (1) The financial statements filed as a part of this Report consist of the financial statements listed under Item 8.

        (2) The financial statement schedules filed as a part of this Report consist of the following:

                  Schedule II Valuation and Qualifying Accounts
                  Report of Independent Public Accountants on Financial Statement Schedule.

        (3) The following exhibits are filed as part of this Report:

Exhibit No.                           Description
-----------                           -----------
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

    3.2 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996
              (incorporated by reference to Exhibit 3.2 of the Company's Form
              10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

    3.3 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996
              (incorporated by reference to Exhibit 3.3 of the Company's Form
              10-Q for the quarter ended June 30, 1998 filed August 14, 1998)

    3.4 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 19, 1998.

    3.5 Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant's Registration Statement on Form S-1 (File
              No. 33-48003)).

    4.1 Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant's Registration Statement on Form S-3 (File No. 333-64017).

    4.2 Specimen of Restricted Global Security (incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q for the quarter ended
              June 30, 998 filed August 14, 1998).

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

   10.12 Form of Letter amending Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit
              10b(3) 2 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

   10.13      Employment Letter between the Company and Khalid (Ken) Ahmad dated
              August 8, 1990 (incorporated by reference to Exhibit 10b(4) filed as part of Registrant's Registration Statement on Form S-1 (File
              No. 33-48003)).

   10.14      Agreement for Purchase of Galcom Assets dated March 21, 1995
              (incorporated by reference to Exhibit No. 2.1 and 2.1a of Registrant's Report on Form 8-K (0-23452) dated May 1, 1995, with respect to the Galcom Acquisition).

   10.15      MRV Communications Inc. Incentive Plan for Grant of Warrants to
              Employees Subsidiaries (incorporated by reference to Exhibit No.
              10.21 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

   10.16      Asset Purchase Agreement dated September 26, 1996 between the
              Company, Elbit Ltd and certain of its Fibronics subsidiaries
              (incorporated by reference to Exhibit No. 2.1 of Registrant's
              Report on Form 8-K (0-23452), dated October 9, 1996 with respect to the Fibronics Acquisition).

   10.17      First Amendment to Asset Purchase Agreement dated March 13,
              1997 between Elbit Ltd. and Registrant (incorporated by reference to Exhibit No. 10.22.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 filed April 15, 1997).

   10.18      Standard Industrial/Commercial Single-Tenant Lease dated October
              8, 1996 between the Company and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996 filed April 15, 1997).

   10.19 Form of Debenture (aggregating $30,000,000 principal amount)issued in private placement completed in September 1996 (incorporated by reference to Exhibit No. 10.24 of Registrant's Annual Report on
              Form 10-K (0-23452) for the year ended December 31, 1996 filed
              April 15, 1997).

   10.20 Form of Warrants (aggregating 600,000) issued in private placement completed in September 1996 (incorporated by reference to Exhibit
              No. 10.25 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

   10.21 Form of Registration Rights Agreement entered into with investors in private placement completed in September 1996 (incorporated by reference to Exhibit No. 10.26 of Registrant's Annual Report on
              Form 10-K (0-23452) for the year ended December 31, 1996 filed
              April 15, 1997).

   10.22 Common Stock Purchase Agreement dated November 26, 1996 between the Company and Intel Corporation (incorporated by reference to Exhibit No. 10.27 of Registrant's Annual Report on Form 10-K
              (0-23452) for the year ended December 31, 1996 filed April 15,
              1997).

   10.23 Investor Agreement dated November 26, 1996 between the Company and Intel Corporation (incorporated by reference to Exhibit
              No. 10.28 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

   10.24 Warrant to Purchase 300,000 shares of Common Stock in favor of Intel Corporation (incorporated by reference to Exhibit No. 10.29 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

   10.25 Warrant to Purchase 100,000 shares of Common Stock in favor of Intel Corporation (incorporated by reference to Exhibit No. 10.29 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

   10.26      Stock Purchase Agreement dated January 19, 1998 by and between
              Whittaker and Registrant (incorporated by reference to Exhibit No.
              2.1(a) of Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex Acquisition).

   10.27 Warrant Agreement dated January 30, 1998 by and between Whittaker and Registrant (incorporated by reference to Exhibit No. 2.1(b) of Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex Acquisition).

   10.28 Warrant Certificate No. Whittaker # 1 to purchase 421,402 shares of Common Stock of Registrant issued to Whitaker on January 30,
              1998 (incorporated by reference to Exhibit No. 2.1(c) of
              Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex Acquisition).

   10.29      American Industrial Real Estate Association, Standard
              Industrial/Commercial Single-Tenant Lease - Net dated November 17,
              1997 by and between Ruth G Fisher Living Trust U/D/T dated June 28
              1990 and Registrant relating to the premises located at 8928
              Fullbright Avenue, Chatsworth, California (incorporated by reference to Exhibit No. 10.35 of Registrant's Report on Form 10-K for the year ended December 31, 1997 filed April 15, 1998).

   10.30      New Lease dated February 22, 1993 by and between 495 Littleton
              Associates and Xyplex, Inc. relating to the premises located at 295 Foster Street, Littleton, Mass, Amendments Nos. 1 through 4 thereto (incorporated by reference to Exhibit No. 10.36 of Registrant's Report on Form 10-K for the year ended December 31,
              1997 filed April 15, 1998).

   10.31      Fifth Amendment to Lease relating to the premises located at 295
              Foster Street, Littleton, Mass. with attached Lease Guaranty of
              Registrant.

   10.32      Underwriting Agreement dated September 18, 1997 by and among
              Registrant, the Selling Stockholders named on Schedule I thereto and the Underwriters named on Schedule II thereto (incorporated by reference to Exhibit No. 10.37 of Registrant's Report on Form 10-K for the year ended December 31, 1997 filed April 15, 1998).

   10.33 Indenture, dated as of June 26, 1998, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to the Company's 5% Convertible Subordinated Notes Due 2003 (the
              "Notes") (incorporated by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarter ended June 30, 1998, filed
              August 14, 1998).

   10.34      Purchase Agreement, dated June 23, 1998, between the Company and
              Prudential Securities Incorporated and Bear, Stearns & Co. Inc.
              relating to the Notes (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed
              August 14, 1998).

   10.35 Indenture, dated as of June 26, 1998, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to the Notes (incorporated by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarter ended June 30, 1998, filed
              August 14, 1998).

   10.36      Registration Rights Agreement dated June 26, 1998 between the
              Company and Prudential Securities Incorporated and Bear, Stearns &
              Co. Inc. relating to the shares of Common Stock issuable upon conversion of the Notes (incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

   10.37      Underlease dated September 16, 1998 between Lowe Azure Limited,
              NBase Europe Gmbh and the Company relating to property at Unit 16, Campbell Court, Campbell Road, Bramley Basingstoke Hampshire,
              England.

   10.38      Standard Industrial/Commercial Single-Tenant Lease - Net dated
              December 1, 1998 by and between Radar Investments, Inc. and
              Registrant relating to the premises located at 8943 Fullbright
              Avenue, Chatsworth, California.

   21         Subsidiaries of the Registrant.

   23         Consent of Arthur Andersen LLP to incorporation of Report on
              Financial Statements into Company's Registration Statements on
              Form S-8 (File No. 33- 96458), Form S-3 (File No. 333-17537) and
              Form S-3 (File No.333-64017) .

   25         Power of Attorney (contained on Signature Page).

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on March 30, 1999

                                        MRV COMMUNICATIONS, INC.



                                        By:  /s/  Noam Lotan
                                            -----------------------------------
                                            Noam Lotan, President and
                                            Chief Executive Officer

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

              Names                                 Title                         Date
              -----                                 -----                         ----
        /s/ Noam Lotan              President, Chief Executive Officer
-------------------------------     (Principal Executive Officer), and a     March 30, 1999
        Noam Lotan                  Director


        /s/ Zeev Rav-Noy            Chief Operating Officer,                 March 30, 1999
-------------------------------     Treasurer, and a Director
        Zeev Rav-Noy


        /s/ Shlomo Margalit         Chairman of the Board, Chief             March 30, 1999
-------------------------------     Technical Officer, Secretary,
        Shlomo Margalit             and a Director


        /s/ Edmund Glazer           Vice President of Finance  and           March 30, 1999
-------------------------------     Administration, Chief Financial
        Edmund Glazer               Officer (Principal Financial and
                                    Accounting Officer)


        /s/ Igal Shidlovsky         Director                                 March 30, 1999
-------------------------------
        Igal Shidlovsky


        /s/ Guenter Jaensch        Director
-------------------------------                                              March 30, 1999
        Guenter Jaensch

                                                                     SCHEDULE II




   VALUATION AND QUALIFYING ACCOUNTS

                           Balance at   Charged to     Charged to                     Balance
                           beginning    costs and       other                        at end of
Description                of period     expenses      accounts       Deductions      period
-----------                ---------     --------      --------       ----------      ------
Accounts receivable
  reserve                   $ 4,252      $ 2,591      $ 2,647(3)      $ 1,003(1)      $ 8,487

Accrued restructuring       $    --       23,194           --          23,112(2)           82

------------------
(1)     Uncollectible accounts receivable written off agains and mergers.

(2)     Computed as follows:

        Termination benefits for 183 employees             $6,721
        Closure of facilities                               1,190
        Relocation of employees                               154
        Settlement of distribution agreements               5,033
        Elimination of product lines                        2,831
        Reversal of accrual primarily related to
          renegotiation of lease for principal facility in
          Littleton, Massachusetts                          6,748
        Other                                                 435

(3) Addition to reserve booked as part of Xyplex acquisition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts, Schedule II, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                  /s/ ARTHUR ANDERSEN LLP

                                                  ARTHUR ANDERSEN LLP


Los Angeles, California
February 15th, 1999