Form 10-Q
period 1999-03-31
MRV COMMUNICATIONS INC
filed 1999-05-17
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

Yes [X]   No [ ]


As of March 31, 1999, there were 26,671,831 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 1999

                                      INDEX

                                                                                          PAGE NUMBER
                                                                                          -----------

PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements:

                Condensed Consolidated Balance Sheets as of March 31, 1999
                (unaudited) and December 31, 1998 (audited)                                    3

                Condensed Consolidated Statements of Operations and
                Comprehensive Income (Loss) (unaudited) for the Three Months
                ended March 31, 1999 and 1998                                                  4

                Condensed Consolidated Statements of Cash Flows (unaudited) for
                the Three Months ended March 31, 1999 and 1998                                 5

                Notes to Condensed Consolidated Financial Statements                           6

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                            9

PART II         OTHER INFORMATION                                                             20

Item 6.         Exhibits and Reports on Form 8-K.                                             20

SIGNATURE                                                                                     21


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

------------------------------------------------------------------------------------------------------
                                                                       March 31,          December 31,
                                                                         1999                1998
                                                                      (unaudited)          (audited)
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
        Cash & cash equivalents                                       $     21,742        $     20,692
        Short-term investments                                              26,395              30,493
        Accounts receivable, net of
               reserves of $8,561 in 1999 and $8,489 in 1998                57,975              54,596
        Inventories                                                         48,007              47,467
        Other current assets                                                 9,713              10,543
------------------------------------------------------------------------------------------------------
             Total current assets                                          163,832             163,791
PROPERTY AND EQUIPMENT - At cost,
        net of depreciation and amortization                                19,496              19,357
OTHER ASSETS:
        Goodwill                                                            25,955              26,666
        Investments, principally U.S. Treasuries                           100,905             100,138
        Other                                                               10,544              10,240
------------------------------------------------------------------------------------------------------
                                                                      $    320,732        $    320,192
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Current maturities of financing lease obligations             $        127        $        185
        Accounts payable                                                    35,503              29,757
        Accrued liabilities                                                 12,484              13,688
        Deferred revenue                                                     3,022               4,398
        Income taxes payable                                                    91                 445
------------------------------------------------------------------------------------------------------
             Total current liabilities                                      51,227              48,473
LONG-TERM LIABILITIES
        Convertible notes                                                   90,000              90,000
        Other long-term liabilities                                          3,392               4,317
------------------------------------------------------------------------------------------------------
             Total long term liabilities                                    93,392              94,317
MINORITY INTERESTS                                                           2,976               2,973
STOCKHOLDERS' EQUITY:
        Preferred stock, $0.01 par value:
               1,000 shares authorized no shares outstanding                    --                  --
        Common stock, $0.0034 par value:
               80,000 shares authorized;
               26,672 shares outstanding in 1999
               and 26,639 shares outstanding in 1998                            88                  88
        Additional paid-in capital                                         180,834             180,656
        Treasury stock                                                        (133)               (133)
        Retained earnings (deficit)                                         (6,380)             (5,471)
        Accumulated other comprehensive income (loss)                       (1,272)               (711)
------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                    173,137             174,429
------------------------------------------------------------------------------------------------------
                                                                      $    320,732        $    320,192
------------------------------------------------------------------------------------------------------


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)


                                                                    Three Months Ended
---------------------------------------------------------------------------------------------
                                                                March 31,          March 31,
                                                                  1999               1998
                                                               (Unaudited)        (Unaudited)
---------------------------------------------------------------------------------------------
REVENUES, net                                                 $     70,116       $     60,826
---------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
       Cost of goods sold                                           46,366             34,005
       Research and development
              expenses                                               8,465              5,243
       Selling, general and
             administrative expenses                                15,845             11,600
       Purchased technology in progress                                 --             20,633
       Restructuring costs                                              --             23,194
---------------------------------------------------------------------------------------------
       Operating (loss) income                                        (560)           (33,849)
       Interest expense related to convertible notes                 1,125                 --
       Other income (expense), net                                   1,403                684
       Provision (credit) for income taxes                             627             (3,168)
       Minority interests                                               --                224
---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                     (909)           (30,221)
---------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS):
       Foreign currency translation adjustment                        (561)               (80)
---------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                            $     (1,470)      $    (30,301)
---------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE - BASIC                           $      (0.03)      $      (1.15)
NET INCOME (LOSS) PER SHARE - DILUTED                         $      (0.03)      $      (1.15)
---------------------------------------------------------------------------------------------
SHARES USED IN PER - SHARE CALCULATION - BASIC                      26,650             26,387
SHARES USED IN PER - SHARE CALCULATION - DILUTED                    26,650             26,387
---------------------------------------------------------------------------------------------


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                            -------------------------------
                                                                              March 31,          March 31,
                                                                                1999               1998
                                                                             (unaudited)        (unaudited)
                                                                            ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         $        253       $     (7,233)
                                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (1,801)            (4,028)
     Purchases of investments                                                       (767)                --
     Proceeds from sale or maturity of investments                                 4,101             48,717
     Cash used in acquisitions, net of cash received                                  --            (41,936)
                                                                            ------------       ------------
               Net cash provided by (used in) investing activities                 1,533              2,753
                                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock                                  178                248
         Principal payments on capital lease obligations                            (353)               (58)
                                                                            ------------       ------------
               Net cash provided by (used in) financing activities                  (175)               190
                                                                            ------------       ------------
EFFECT OF EXCHANGE RATE CHANGES
        ON CASH AND CASH EQUIVALENTS                                                (561)               (61)
                                                                            ------------       ------------
NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                       1,050             (4,351)
CASH AND CASH EQUIVALENTS,
            beginning of period                                                   20,692             19,428
                                                                            ------------       ------------
CASH AND CASH EQUIVALENTS,
           end of period                                                    $     21,742       $     15,077
                                                                            ============       ============


                            See accompanying notes

                            MRV COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report or Form 10-K for the year ended December 31, 1998.

In the opinion of management, these interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.      NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common Stock equivalents were not considered in the calculation as their effect would be antidilutive.


3.      INVENTORIES

Inventories consist of the following as of March 31, 1999 and December 31, 1998 (in thousands):


                         March 31,      December 31,
                           1999            1998
                         --------      -------------
Raw materials            $ 18,506        $ 17,409
Work-in-process            11,945          10,118
Finished goods             17,556          19,940
                         --------        --------
                         $ 48,007        $ 47,467
                         ========        ========

4.      SEGMENT REPORTING

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

BUSINESS SEGMENT NET REVENUES for the three months ended March 31, 1999 and 1998(in thousands):

                                               Three months ended
                                                    March 31,
                                            ----------------------
                                              1999          1998
                                            --------      --------
Computer networking                         $ 55,839      $ 49,865
Fiber optic components and modules            14,277        10,961
                                            --------      --------
                                            $ 70,116      $ 60,826
                                            ========      ========

Intersegment sales from fiber optic components and modules to computer networking were $1,368,000 and $576,000 in the three months ended March 31, 1999 and 1998, respectively.

BUSINESS SEGMENT PROFIT (LOSS) for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                                Three months ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                 1999          1998
                                                                              ----------    ----------
Operating income (loss):
    Computer networking                                                       $ (2,657)     $ (36,203)
    Fiber optic components and modules                                           2,097          2,354
Other income (expense):
    Interest expense related to convertible notes                                1,125            837
    Interest income                                                              1,601            153
    Interest expense                                                               198            824
    Other                                                                           --             --
                                                                              --------      ---------
Income (loss) before taxes and other comprehensive income (loss)              $   (282)     $ (33,389)
                                                                              =========     ==========

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

The following unaudited pro forma summary sets forth results of operations excluding the non-recurring charges for purchased technology in progress and restructuring resulting from the Xyplex Acquisition:


PRO FORMA STATEMENTS OF OPERATIONS (excluding non-recurring items) (In thousands, except per share data)

                                                                      Three Months Ended
-----------------------------------------------------------------------------------------------
                                                                  March 31,          March 31,
                                                                     1999              1998
                                                                 (Unaudited)        (Unaudited)
-----------------------------------------------------------------------------------------------
REVENUES, net                                                   $     70,116       $     60,826
-----------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
       Cost of goods sold                                             46,366             34,005
       Research and development
              expenses                                                 8,465              5,243
       Selling, general and
              administrative expenses                                 15,845             11,600
-----------------------------------------------------------------------------------------------
       Operating (loss) income                                          (560)             9,978
       Interest expense related to convertible notes                   1,125                 --
       Other income (expense), net                                     1,403                684
       Provision (credit) for income taxes                               627              3,099
       Minority interests                                                 --                224
-----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                               $       (909)      $      7,339
-----------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE - BASIC                             $      (0.03)      $       0.28
NET INCOME (LOSS) PER SHARE - DILUTED                           $      (0.03)      $       0.26
-----------------------------------------------------------------------------------------------
SHARES USED IN PER - SHARE CALCULATION - BASIC                        26,650             26,387
SHARES USED IN PER - SHARE CALCULATION - DILUTED                      26,650             28,582
-----------------------------------------------------------------------------------------------
NOTE: PRO FORMA STATEMENTS ABOVE EXCLUDE THE FOLLOWING

       Purchased technology in progress                                   --             20,633

       Restructuring costs                                                --             23,194

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.


                                                                  Three Months Ended
                                                              ----------------------------
                                                                March 31,        March 31,
                                                                  1999             1998
                                                              (Unaudited)      (Unaudited)
                                                              ----------       ----------
REVENUES, net                                                      100.0%           100.0%
COSTS AND EXPENSES:
       Cost of goods sold                                           66.1             55.9
       Research and development
              expenses                                              12.1              8.6
       Selling, general and
             administrative expenses                                22.6             19.1
       Purchased technology in progress                               --             33.9
       Restructuring costs                                            --             38.1
                                                              ----------       ----------
       Operating (loss) income                                      (0.8)           (55.6)
       Interest expense related to convertible notes                 1.6               --
       Other income (expense), net                                   2.0              1.1
       Provision (credit) for income taxes                           0.9             (5.2)
       Minority interests                                             --              0.4
                                                              ----------       ----------
NET INCOME (LOSS)                                                   (1.3)%          (49.7)%
                                                              ==========       ==========


Revenues

Revenues for the three months ended March 31, 1999 were $70,116,000 as compared to revenues for the three ended March 31, 1998 of $60,826,000. The change represented increases of $9,290,000 or 15.3% for the quarter ended March 31, 1999 over the quarter ended March 31, 1998. Revenues increased as a result of a larger sales force, greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 59.1% of revenues for the quarter ended March 31, 1999 as compared to 63.2% of revenues for the quarter ended March 31, 1998. Sales of networking products represented approximately 79.6% of total sales during the quarter ended March 31, 1999 compared to approximately 82.0% or the quarter ended March 31, 1998.

Gross Profit

Gross profit for the quarter ended March 31, 1999 was $23,750,000 compared to gross profit of $26,821,000 for the quarter ended March 31, 1998. The changes represented decreases of $3,071,000 or 11.5% for the quarter ended March 31, 1999 over the quarter ended March 31, 1998. Gross Profit as a percentage of revenues decreased from 44.1% during the quarter ended March 31, 1998 to 33.9% during the quarter ended March 31, 1999. The decreases in gross profit margin resulted from continuing intense price competition for networking products. While elements of its suite of enterprise products that were expected to improve margins did begin shipping in the latter part of 1998 and the first quarter of 1999, the Company has not yet seen meaningful contributions to revenue and gross margins from them. Moreover, the Company's inability to ship a growing volume of orders for light wave components also adversely affected margins.

Research and Development

Research and development ("R&D") expenses were $8,465,000 and represented 12.1% of revenues for the quarter ended March 31, 1999. R&D expenses were $5,243,000 and represented 8.6% of revenues for the three months ended March 31, 1998. The increases of $3,222,000 or 61.5% in R&D spending during the quarter ended March 31, 1999 over the comparable period in 1998 was attributable to the continued development of new products, as well as to new projects involving the Company's networking and fiber optic products. The Company intends to continue to invest in the research and development of new products and expects that R&D expenses will increase, both in absolute dollars and as a percentage of revenues, for at least the next two quarters. Management believes that the ability of the Company to develop and commercialize new products is an important competitive factor.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $15,845,000 for the quarter ended March 31, 1999 from $11,600,000 for the quarter ended March 31, 1998. As a percentage of revenues, SG&A increased from 19.1% for the quarter ended March 31, 1998 to 22.6% for the quarter ended March 31, 1999. The increases in SG&A expense, both in dollar amounts and as a percentage of sales were due primarily to substantially increased marketing efforts as well as the addition of personnel and overhead costs in additional and expanded locations.

Purchased Technology in Progress and Restructuring Costs.

Purchased technology in progress for the quarter ended March 31, 1998 was $20,633,000 and related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998 for which there was no alternative future use. Restructuring costs during the quarter ended March 31, 1998 were $23,194,000. The restructuring costs in the first quarter of 1998 were associated with a plan adopted by the Company in March, 1998 calling for the reduction of workforce, closing of certain facilities, settlement of distribution agreements and other costs. The Company did not incur these charges in first quarter of 1999.

Interest expense related to convertible notes.

In June 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. The principal amount of the Notes was reduced to $90,000,000 when the Company repurchased $10,000,000 principal amount of the Notes at a discount from par during the last quarter of 1998. The outstanding Notes resulted in interest expense of $1,125,000 for the three months ended March 31, 1999.

Net Loss (Income).

The Company incurred a net loss of $909,000 during the three months ended March 31, 1999 compared to a net loss of $30,221,000 during the three months ended March 31, 1998. Net income for the three months ended March 31, 1998 would have been $7,339,000, excluding $43,827,000 of charges, associated with the Xyplex Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

In June 1998, the Company sold an aggregate $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a private placement raising net proceeds of $96,423,000. The Notes are convertible into Common Stock of the Company at a conversion price of $27.0475 per share (equivalent to a conversion rate of approximately 36.97 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 3.7 million shares of Common Stock of the Company. The Notes have a five-year term and are not callable for the first three years. Interest on the Notes is at 5% per annum and is payable semi-annually on June 15 and December 15, commencing on December 15, 1998.

Cash and cash equivalents were $21,742,000 at March 31, 1999 as compared to $20,692,000 at December 31, 1998. Net cash provided by investing activities for the year three months ended March 31, 1999 was $1,533,000. Net proceeds from the sale of United States treasury securities accounted for the cash provided by investing activities offset by cash used in the purchase of plant and capital equipment.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on the Company's sales or operating results or on the prices of raw materials. However, in view of the Company's recent expansion of operations in Israel, which has experienced substantial inflation, there can be no assurance that inflation in Israel will not have a materially adverse effect on the Company's operating results in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. Thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in such countries could increase the Company's expenses. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company's financial results.

Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally Italian lire, Swedish krona and French francs. Additionally, certain of the Company's current and long-term liabilities are denominated principally in Italian lire, German deutschmarks and Swedish krona, which are also sensitive to foreign currency exchange rate fluctuations.

To date, the Company has not hedged against currency exchange risks. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company does not have a contingency plan to address the Year 2000 problem.

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

CERTAIN RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

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

Competition and Industry Consolidation.

The markets for fiber optic components and network products are intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and the continual emergence of new industry standards. The Company competes and will compete with numerous types of companies including companies which have been established for many years and have considerably greater financial, marketing, technical, human and other resources, as well as greater name recognition and a larger installed customer base, than the Company. This may give such competitors certain advantages, including the ability to negotiate lower prices on raw materials and components than those available to the Company. In addition, many of the Company's large competitors offer customers broader product lines, which provide more comprehensive solutions than the Company currently offers. The Company expects that other companies will also enter markets in which the Company competes. Increased competition could result in significant price competition, reduced profit margins or loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or future competitors or that competitive pressures faced by the Company will not materially and adversely affect the business, operating results and financial condition of the Company. In particular, the Company expects that prices on many of its products will continue to decrease in the future and that the pace and magnitude of such price decreases may have an adverse impact on the results of operations or financial condition of the Company.

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

Management of Growth.

The Company has grown rapidly in recent years, with revenues increasing from $17,526,000 for the year ended December 31, 1994, to $39,202,000 for the year ended December 31, 1995, $88,815,000 for the year ended December 31, 1996, $165,471,000 for the years ended December 31, 1997 and $264,075,000 for the year ended December 31, 1998. The Company's recent growth, both internally and through the acquisitions it has made since January 1, 1995, has placed a significant strain on the Company's financial and management personnel and information systems and controls, and the Company must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. While the strain placed on the Company's personnel and systems has not had a material adverse effect on the Company to date, there can be no assurance that a delay or failure to implement new and enhance existing systems and controls will not have such an effect in the future. The Company's recent growth through acquisitions and its intention to continue to pursue its growth strategy through efforts to increase sales of existing and new products can be expected to place even greater pressure on the Company's existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance that the Company will be able to successfully manage expanding operations.

Risks Associated With Recent Acquisition.

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

Risks Associated with International Operations.

International sales have become an increasingly important segment of the Company's operations. Approximately 53%, 60% and 59%, respectively, of the Company's net revenues for the years ended December 1996, 1997 and 1998, respectively, were from sales to customers in foreign countries. The Company has offices in, and conducts a significant portion of its operations in and from, Israel. MRV is, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on the Company's operations. Sales to foreign customers are subject to government controls and other risks associated with international sales, including difficulties in obtaining export licenses, fluctuations in currency exchange rates, inflation, political instability, trade restrictions and changes in duty rates. Although the Company has not experienced any material difficulties in this regard to date, there can be no assurance that it will not experience any such material difficulties in the future.

As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. Thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in such countries could increase the Company's expenses. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company's financial results.

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

Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally Italian lire, Swedish krona and French francs. Additionally, certain of the Company's current and long-term liabilities are denominated principally in Italian lire, German deutschmarks and Swedish krona, which are also sensitive to foreign currency exchange rate fluctuations.

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

Manufacturing and Dependence on Suppliers and Third Party Manufacturers.

The Company uses internally developed Application Specific Integrated Circuits ("ASICs"), which provide the functionality of multiple integrated circuits in one chip, in the manufacture of its LAN switching products. To develop ASICs successfully, the Company must transfer a code of instructions to a single mask from which low cost duplicates can be made. Each iteration of a mask involves a substantial up-front cost, which costs can adversely affect the Company's result of operations and financial condition if errors or "bugs" occur following multiple duplication of the masks. While the Company has not experienced material expenses to date as a result of errors discovered in ASIC masks, because of the complexity of the duplication process and the difficulty in detecting errors, the Company could suffer a material adverse effect to its operating results and financial condition if errors in developing ASICs were to occur in the future. Moreover, the Company currently relies on a single, unaffiliated foundry, Chip Express, to fabricate its ASICs. The Company does not have a long-term supply contract with Chip Express, any other ASIC vendor or any other of its limited source vendors, purchasing all of such components on a purchase order basis under standard terms of sale. While the Company believes it would be able to obtain alternative sources of supply for the ASICs or other key components, a change in ASIC or other suppliers of key components could require a significant lead time and, therefore, could result in a delay in product shipments. Although the Company has not experienced delays in the receipt of ASICs or other key components, any future difficulty in obtaining any of these key components could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition.

The Company outsources the board-level assembly, test and quality control of material, components, subassemblies and systems relating to its networking products to third party contract manufacturers. Though there are a large number of contract manufacturers which the Company can use for its outsourcing, it has elected to use a limited number of vendors for a significant portion of board assembly requirements in order to foster consistency in quality of the products. These independent third party manufacturers also provide these services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If the Company's contract manufacturers fail to deliver products in the future on a timely basis, or at all, it could be difficult for the Company to obtain adequate supplies of products from other sources in the near term. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products timely or at all. While the Company could outsource with other vendors, a change in vendors may require significant lead-time and may result in shipment delays and expenses. MRV's inability to obtain such products timely, its loss of a vendor or a change in the terms and conditions of its outsourcing arrangements could have a material adverse effect on the Company's business, operating results and financial condition.

The Company relies almost exclusively on its own production capability for critical semiconductor lasers and light-emitting diodes ("LEDs") used in its products. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, the Company's business, operating results and financial condition could be materially adversely affected.

Risks Associated with Potential Future Acquisitions.

An important element of management's strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. Accordingly, the Company may acquire additional businesses, products or technologies in the future. Future acquisitions by the Company could result in charges similar to those incurred in connection with the Xyplex Acquisition, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition and results of operations. Acquisitions entail numerous risks, including the assimilation of the acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience, the potential loss of key employees of acquired organizations and difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition. There can be no assurance as to the ability of the Company to successfully integrate the products, technologies or personnel of any business that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Present Lack of Patent Protection; Dependence on Proprietary Technology.

The Company holds no patents and only recently has filed two patent applications and a provisional patent application in the United States with respect to certain aspects of its technology. With the Xyplex Acquisition, MRV acquired five additional provisional patent applications filed by Xyplex on certain aspects of its technology. The Company currently relies on copyrights, trade secrets and unpatented proprietary know-how, which may be duplicated by others. The Company employs various methods, including confidentiality agreements with employees and suppliers, to protect its proprietary know-how. Such methods may not afford complete protection, however. For example, others could independently develop such know-how or obtain access to it or independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that any patents will be issued as a result of the pending applications, including the provisional patent application, or any future patent applications, or, if issued, will provide the Company with meaningful protection from competition. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented. The electronics industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the electronics industry have employed intellectual property litigation to gain a competitive advantage. Since United States patent applications are presently maintained in secrecy until patents issue and since the publication of inventions in technical or patent literature tends to lag behind such patent application filings by several months, the Company cannot be certain that it was the first inventor of inventions covered by pending United States patent applications or that the Company is not infringing on the patents of others. Litigation may be necessary to enforce any patents that may be issued to the Company or other intellectual property rights of the Company, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations regardless of the final outcome of such litigation. In the event that any of the Company's products are found to infringe on the intellectual property rights of third parties, the Company would be required to seek a license with respect to such patented technology, or incur substantial costs to redesign the infringing products. There can be no assurance that any such license would be available on terms acceptable to the Company or at all, that any of the Company's products could be redesigned on an economical basis or at all, or that any such redesigned products would be competitive with the products of the Company's competitors.

Risks From Year 2000 Issues.

Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the Company's investigation to date, management believes that Year 2000 readiness compliance will occur before January 1, 2000 and does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. See Year 2000 Issues above. The dates on which the Company believes the Year 2000 Compliance Program ("Y2K Program") will be completed are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that all Year 2000 issues have been identified and would be addressed by the Y2K Program, that the estimates of the Y2K Program will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers of their Year 2000 issues and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

Exhibit 27  Financial Data Schedule

(b)     Reports on Form 8-K

        One report on Form 8-K was filed during the quarter covered by this Report. This report, reporting events occurring on February 16, 1999, reported matters under Item 5.

        Two amended reports on Form 8-K were filed during the quarter covered by this Report. Both were filed on March 9, 1999.

                One of the amended reports amended the Report referred to in the first paragraph of this Item.

                The other amended a Report on Form 8-K filed on February 13, 1998, as amended on April 17, 1998 reporting information on the Xyplex Acquisition. Specifically, the amended Report on Form 8-K filed an amended Unaudited Pro Forma Consolidated Financial Statements.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1999.

                                MRV COMMUNICATIONS, INC.



                                By:        /s/ EDMUND GLAZER
                                   ---------------------------------------------
                                               Edmund Glazer
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer