Form 10-Q
period 1999-06-30
MRV COMMUNICATIONS INC
filed 1999-08-13
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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


Yes [X]  No [ ]

As of June 30, 1999, there were 26,771,890 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                             Form 10-Q June 30, 1999

                                      INDEX

                                                                                         PAGE NUMBER
                                                                                         -----------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements:

                Condensed Consolidated Balance Sheets as of June 30, 1999
                (unaudited) and December 31, 1998 (audited)                                   3

                Condensed Consolidated Statements of Operations (unaudited)
                for the Six Months and Three Months ended June 30, 1999 and 1998              4

                Consolidated Statements of Cash Flows (unaudited)
                for the Six Months ended June 30, 1999 and 1998                               5

                Notes to Condensed Consolidated Financial Statements                          6

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                           9

PART II         OTHER INFORMATION                                                             20

Item 6:         Exhibits and Reports on Form 8-K                                              20

SIGNATURE                                                                                     21


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)


------------------------------------------------------------------------------------------------------------------
                                                                             June 30,                 December 31,
                                                                               1999                      1998
                                                                            (unaudited)                (audited)
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
        Cash & cash equivalents                                       $            26,061         $        20,692
        Short-term investments                                                     16,509                  30,493
        Accounts receivable, net of
               reserves of $8,322 in 1999 and $8,489 in 1998                       57,073                  54,596
        Inventories                                                                49,489                  47,467
        Deferred income taxes                                                       4,867                   5,035
        Other current assets                                                        6,037                   5,508
------------------------------------------------------------------------------------------------------------------

             Total current assets                                                 160,036                 163,791

PROPERTY AND EQUIPMENT - At cost,
        net of depreciation and amortization                                       19,285                  19,357

OTHER ASSETS:
        Goodwill                                                                   29,484                  26,666
        Investments, principally U.S. Treasuries                                  101,649                 100,138
        Deferred income taxes                                                       5,853                   5,661
        Loan financing costs and other                                              3,616                   4,579
------------------------------------------------------------------------------------------------------------------

                                                                      $           319,923         $       320,192
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Current maturities of financing lease obligations             $                87         $           185
        Accounts payable                                                           33,096                  29,757
        Accrued liabilities                                                        13,475                  13,606
        Accrued restructuring costs                                                     -                      82
        Deferred revenue                                                            2,002                   4,398
        Income taxes payable                                                          451                     445
------------------------------------------------------------------------------------------------------------------

             Total current liabilities                                             49,111                  48,473


LONG-TERM LIABILITIES
        Convertible debentures                                                     90,000                  90,000
        Capital lease obligations, net of current portion                           1,056                   1,400
        Deferred income taxes                                                         353                      48
        Other long-term liabilities                                                 3,168                   2,869
------------------------------------------------------------------------------------------------------------------

             Total long term liabilities                                           94,577                  94,317


MINORITY INTERESTS                                                                  2,988                   2,973

STOCKHOLDERS' EQUITY:
        Preferred stock, $0.01 par value:
               1,000 shares authorized no shares outstanding                            -                       -
        Common Stock, $0.0034 par value:
               80,000 shares authorized
               26,772 shares outstanding in 1999
               and 26,639 shares outstanding in 1998                                   89                      88
        Additional paid-in capital                                                181,344                 180,656
        Treasury Stock                                                               (133)                   (133)
        Retained earnings (deficit)                                                (5,852)                 (5,471)
        Accumulated other comprehensive income (loss)                              (2,201)                   (711)
------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                173,247                 174,429
------------------------------------------------------------------------------------------------------------------

                                                                      $           319,923         $       320,192
------------------------------------------------------------------------------------------------------------------


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                    Six Months Ended                Three Months Ended
                                               --------------------------      ---------------------------
                                                 June 30,        June 30,        June 30,        June 30,
                                                   1999            1998            1999            1998
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------------------
REVENUE:
       Revenues, net                            $ 143,367       $ 126,568       $  73,251      $  65,742
----------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
       Cost of goods sold                          93,961          70,754          47,595         36,749

       Research and development
              expenses                             17,037          10,525           8,572          5,282
       Selling, general and
              administrative expenses              31,737          23,926          15,892         12,326

       Purchased technology in progress              --            20,633            --             --

       Restructuring costs                           --            23,194            --             --
----------------------------------------------------------------------------------------------------------

       Operating income (loss)                        632         (22,464)          1,192         11,385

       Interest expense related to
              convertible notes                     2,250            --             1,125           --

       Other income (expense), net                  2,660           1,374           1,257            690

       Provision (credit) for income taxes          1,409             363             782          3,531

       Minority interests                              17             240              17             16
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                               $    (384)      $ (21,693)      $     525      $   8,528
==========================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS):

       Foreign currency translation adjustment     (1,490)             66            (929)           146
----------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                     $  (1,874)      $ (21,627)      $    (404)     $   8,674
==========================================================================================================

NET INCOME (LOSS) PER SHARE - BASIC             $   (0.01)      $   (0.82)      $    0.02      $    0.32

NET INCOME (LOSS) PER SHARE - DILUTED           $   (0.01)      $   (0.82)      $    0.02      $    0.30
----------------------------------------------------------------------------------------------------------

SHARES USED IN PER - SHARE
       CALCULATION - BASIC                         26,679          26,440          26,736         26,492

SHARES USED IN PER - SHARE
       CALCULATION - DILUTED                       26,679          26,440          29,163         28,536


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ----------------------
                                                                             1999           1998
                                                                            -------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         $ 3,059       $(13,553)
                                                                            -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (3,325)        (4,117)
Purchases of investments                                                     (1,511)        (4,058)
Proceeds from sale or maturity of investments                                13,984         64,231
Cash used in acquisitions and equity purchases, net of cash received         (5,595)       (41,936)
                                                                            -------       --------

Net cash provided by investing activities                                     3,553         14,120
                                                                            -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                      689            451
Proceeds from issuance of convertible notes, net of loan
     acquisition costs                                                         --           96,423
Principal payments on capital lease obligations                                (442)            30
                                                                            =======       ========

Net cash provided by financing activities                                       247         96,904
                                                                            =======       ========

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                        (1,490)            72
                                                                            =======       ========


NET INCREASE IN CASH AND CASH EQUIVALENTS                                     5,369         97,543
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               20,692         19,428
                                                                            -------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $26,061       $116,971
                                                                            =======       ========

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

2.       NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common Stock equivalents were not considered in the calculation for the six-month periods ended June 30, 1999 or June 30, 1998, as their effect would be anti-dilutive. The following schedule summarizes the information used to compute net income per common share for the three months ended June 30, 1999 and 1998 (in thousands):

                                                          Six months ended                        Three months ended
                                                    ---------------------------------      ---------------------------------
                                                        June 30,         June 30,              June 30,         June 30,
                                                         1999              1998                 1999              1998
                                                      (Unaudited)       (Unaudited)          (Unaudited)       (Unaudited)
                                                    ----------------  ---------------      ----------------  ---------------
Weighted number of common shares used to
     compute basic earnings (loss) per share              26,679           26,440                26,736            26,492

Weighted common share equivalents                            --               --                  2,427             2,044
                                                    ----------------  ---------------      ----------------  ---------------

Weighted number of common shares used to
     compute diluted earnings (loss) per share            26,679           26,440                29,163            28,536
                                                    ================  ===============       ===============  ===============


3.       INVENTORIES

Inventories consist of the following as of June 30, 1999 and December 31, 1998 (in thousands):

                                           June 30,          December 31,
                                             1999                1998
                                       -----------------   -----------------
                                          (Unaudited)
Raw materials                                  $ 19,777            $ 17,409
Work-in-process                                  12,531              10,118
Finished goods                                   17,181              19,940
                                       -----------------   -----------------
                                               $ 49,489            $ 47,467
                                       =================   =================

4.       SEGMENT REPORTING

The Company designs, manufactures and sells data networking products and fiber optic components and modules. Each of these is a business segment with its respective financial performance detailed in this report.

Data networking consists of Ethernet LAN routing switches and WAN and remote access devices. These products are sold to end user customers, distributors and value added resellers.

Fiber optic components and modules ("Optical Access" products) include discrete components such as laser diodes and light emitting diodes and integrated components such as transmitters, receivers and transceivers. These products are sold primarily to original-equipment manufactures and through distributors.

BUSINESS SEGMENT NET REVENUES for the six months and three months ended June 30, 1999 and 1998 (in thousands):

                                                                Six Months Ended                     Three Months Ended
                                                      -------------------------------------   ---------------------------------
                                                            June 30,           June 30,          June 30,         June 30,
                                                             1999               1998               1999             1998
                                                          (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)
                                                        ----------------  ------------------  ---------------  ----------------
     Data networking                                       $  113,333        $  103,942          $  57,494         $  54,077
     Optical Access products                                   30,034            22,626             15,757            11,665
                                                        ----------------   -----------------   --------------  ----------------
                                                           $  143,367        $  126,568          $  73,251         $  65,742
                                                        ================   =================   ==============  ================

Intersegment sales from Optical Access products to data networking were $2,718,000 and $1,235,000 in the six months ended June 30, 1999 and 1998, respectively, and $1,351,000 and $659,000 in the three months ended June 30, 1999 and 1998, respectively.

BUSINESS SEGMENT PROFIT (LOSS) for the six months and three months ended June 30, 1999 and 1998 (in thousands):

                                                                Six Months Ended                     Three Months Ended
                                                      -------------------------------------   ---------------------------------
                                                            June 30,           June 30,          June 30,         June 30,
                                                             1999               1998               1999             1998
                                                          (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)
                                                        ----------------  ------------------  ---------------  ----------------

Operating income (loss):
     Data networking                                      $ (3,770)          $ (26,746)            $ (1,113)       $  9,457
     Optical Access                                          4,402               4,282                2,305           1,928
Other income (expense)
     Interest expense related to
       convertible notes                                     2,250                  --                1,125             --
     Interest income                                         2,898               1,672                1,297             835
     Interest expense                                          238                 298                   40             145
     Other
                                                        ----------------  ------------------  ---------------  ----------------
Income (loss) before taxes, minority interest
and other comprehensive income (loss)                     $  1,042           $ (21,090)            $  1,324        $ 12,075
                                                        ================  ==================  ===============  ================


5.       PRO FORMA FINANCIAL DATA

On January 30, 1998, MRV completed an acquisition from Whittaker Corporation ("Whittaker") of all of the outstanding capital stock of Whittaker Xyplex, Inc. a Delaware corporation (the "Xyplex Acquisition"). Whittaker Xyplex, Inc., (whose name the Company has since changed to NBase Xyplex, Inc.) is a holding corporation owning all of the outstanding capital stock of Xyplex, Inc., a Massachusetts corporation ("Xyplex"). Xyplex is a leading provider of access solutions between enterprise networks and wide area network and/or Internet service providers. The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 421,402 shares of Common Stock of the Company at an exercise price of $35 per share.

The following unaudited pro forma summary sets forth results of operations excluding the non-recurring charges for purchased technology in progress and restructuring resulting from the Xyplex Acquisition:

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (excluding non-recurring items) (In thousands, except per share data)



                                                                   Six Months Ended,           Three Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                             June 30,        June 30,        June 30,       June 30,
                                                              1999            1998            1999           1998
                                                           (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
---------------------------------------------------------------------------------------------------------------------
REVENUES, net                                               $ 143,367       $ 126,568      $  73,251      $  65,742
---------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
       Cost of goods sold                                      93,961          70,754         47,595         36,749
       Research and development
              expenses                                         17,037          10,525          8,572          5,282
       Selling, general and
             administrative expenses                           31,737          23,926         15,892         12,326
---------------------------------------------------------------------------------------------------------------------

       Operating (loss) income                                    632          21,363          1,192         11,385

       Interest expense related to convertible notes            2,250            --            1,125           --

       Other income (expense), net                              2,660           1,374          1,257            690

       Provision (credit) for income taxes                      1,409           6,629            782          3,531

       Minority interests                                          17             240             17             16

---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $    (384)      $  15,868      $     525      $   8,528
---------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE - BASIC                         $   (0.01)      $    0.60      $    0.02      $    0.32

NET INCOME (LOSS) PER SHARE - DILUTED                       $   (0.01)      $    0.56      $    0.02      $    0.30
=====================================================================================================================

SHARES USED IN PER - SHARE CALCULATION - BASIC                 26,679          26,440         26,736         26,492

SHARES USED IN PER - SHARE CALCULATION - DILUTED               26,679          28,493         29,163         28,536
---------------------------------------------------------------------------------------------------------------------


NOTE: PRO FORMA STATEMENTS ABOVE EXCLUDE THE FOLLOWING

       Purchased technology in progress                          --            20,633           --             --
       Restructuring costs                                       --            23,194           --             --

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                                                         Six Months Ended,               Three Months Ended
                                                   -----------------------------    ----------------------------
                                                     June 30,         June 30,        June 30,         June 30,
                                                      1999             1998            1999             1998
                                                   (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
----------------------------------------------------------------------------------------------------------------
REVENUE:
      Data Networking                                 79.1%            82.1%            78.5%           82.3%
      Optical Access                                  20.9             17.9             21.5            17.7
----------------------------------------------------------------------------------------------------------------
            Total Revenues                           100.0%           100.0%           100.0%          100.0%
================================================================================================================

COSTS AND EXPENSES:
      Cost of goods sold                              65.5             55.9             65.0            55.9

      Research and development
             expenses                                 11.9              8.3             11.7             8.0
      Selling, general and
             administrative expenses                  22.1             18.9             21.7            18.7

      Purchased technology in progress                 --              16.3              --              --

      Restructuring costs                              --              18.3              --              --
----------------------------------------------------------------------------------------------------------------

      Operating (loss) income                          0.4            (17.7)             1.6            17.3

      Interest expense related to
             convertible notes                         1.6              --               1.5             --

      Other income (expense), net                      1.9              1.1              1.7             1.0

      Provision (credit) for income taxes              1.0              0.3              1.1             5.4

      Minority interests                               0.0              0.2              0.0             0.0
----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                     (0.3)%          (17.1)%            0.7%           13.0%
================================================================================================================


The following table sets forth for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

Revenues

Total revenues for the three and six months ended June 30, 1999 were $73,251,000 and $143,367,000, respectively, as compared to total revenues for the three and six months ended June 30, 1998 of $65,742,000 and $126,568,000, respectively. The changes represented increases of $7,509,000 or 11.4% for the quarter ended June 30, 1999 over the quarter ended June 30, 1998 and $16,799,000 or 13.3% for the six months ended June 30, 1999 over the six months ended June 30, 1998.

o Data networking revenues for the three and six months ended June 30, 1999 were $57,494,000 or 78.5% of total revenues and $113,333,000 or 79.1% of total revenues, respectively, as compared to data networking revenues for the three and six months ended June 30, 1998 of $54,077,000 or 82.3% of total revenues and $103,942,000 or 82.1% of total revenues, respectively. The changes represented increases of $3,417,000 or 6.3% for the quarter ended June 30, 1999 over the quarter ended June 30, 1998 and $9,391,000 or 9.0% for the six months ended June 30, 1999 over the six months ended June 30, 1998. Data networking revenues increased as a result of a larger sales force, greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally.

o Optical Access revenues for the three and six months ended June 30, 1999 were $15,757,000 or 21.5% of total revenues and $30,034,000 or 20.9% of total revenues, respectively, as compared to Optical Access revenues for the three and six months ended June 30, 1998 of $11,665,000 or 17.7% of total revenues and $22,626,000 and 17.9% of total revenues, respectively. The changes represented increases of $4,092,000 or 35.1% for the quarter ended June 30, 1999 over the quarter ended June 30, 1998 and $7,408,000 or 32.7% for the six months ended June 30, 1999 over the six months ended June 30, 1998. Optical Access revenues increased as a result greater demand by customers for components used in the deployment of broadband technologies such as DSL and cable modems to consumers and for components that drive data at high speed and long distance over single-mode cable.

International sales accounted for approximately 57.3% and 58.2% of revenues for the quarter and six months ended June 30, 1999, respectively, as compared to 59.9% and 61.5% of revenues for the quarter and six months ended June 30, 1998, respectively. International sales declined as a percentage of total sales because of the strength of the U.S. dollar in Europe during the second quarter of 1999 resulting in the Company's products becoming relatively more expensive oversees. Also contributing to the reduction in international sales were increases in domestic sales of Optical Access products.

Gross Profit

Gross profit for the quarter and six months ended June 30, 1999 were $25,656,000 and $49,406,000, respectively, compared to a gross profit of $28,993,000 and $55,814,000 for the quarter and six months ended June 30, 1998, respectively. The changes represented decreases of $3,337,000 and $6,408,000 for the quarter and six months ended June 30, 1999, respectively, or a decrease of 11.5% for both the quarter and six months ended June 30, 1999 over the quarter and six months ended June 30, 1998. Gross Profit as a percentage of revenues decreased from 44.1% during each the quarter and six months ended June 30, 1998 to 35.0% and 34.5% during the quarter and six months ended June 30, 1999, respectively. The decreases in gross profit margin resulted from continuing intense price competition for networking products offset by increased sales of lightwave components by Optical Access and the introduction of newer switching products with lower cost structures than the models they were designed to replace.

Research and Development

Research and development ("R&D") expenses were $8,572,000 and $17,037,000, and represented of 11.7% and 11.9% of revenues, for the quarter and six months ended June 30, 1999, respectively. R&D expenses were $5,282,000 and $10,525,000 and represented of 8.0% and 8.3% of revenues for the three months and six months ended June 30, 1998, respectively. The increases of 62.3% and 61.9% in R&D spending during the quarter and six months ended June 30, 1999 over the comparable periods in 1998 were attributable to the continued development of new networking and fiber optic products. Management believes that the ability of the Company to develop and commercialize new products is an important competitive factor, and the Company intends to continue to invest in the research and development of new products.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $15,892,000 and $31,737,000, respectively, for the quarter ended and six months ended June 30, 1999 from $12,326,000 and $23,926,000, respectively, for the quarter and six months ended June 30, 1998. As a percentage of revenues, SG&A increased from 18.7% and 18.9% for the quarter and six months ended June 30, 1998, respectively, to 21.7% and 22.1% for the quarter and six months ended June 30, 1999, respectively. The increases in SG&A expense, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs.

Purchased technology in progress during the six months ended June 30, 1998 of $20,633,000 and related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998 for which there was no alternative future use. Restructuring costs during the six months ended June 30, 1998 were $23,194,000. The restructuring costs in the first half of 1998 were associated with a plan adopted by the Company in March, 1998 calling for the reduction of workforce, closing of certain facilities, settlement of distribution agreements and other costs. The Company did not incur these charges in first half of 1999.

Interest expense related to convertible notes.

In June 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. The principal amount of the Notes was reduced to $90,000,000 when the Company repurchased $10,000,000 principal amount of the Notes at a discount from par during the last quarter of 1998. The outstanding Notes resulted in interest expense of $1,125,000 and $2,250,000 for the three and six months ended June 30, 1999.

Net Income (Loss)

The Company reported net income (loss) of $525,000 and ($384,000) during the three and six months ended June 30, 1999, respectively, compared net income
(loss) of $8,528,000 and ($21,693,000) during the three and six months ended June 30, 1998, respectively. Net income for the six months ended June 30, 1998 would have been $15,868,000, excluding $43,827,000 of charges, associated with the Xyplex Acquisition.

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

Cash and cash equivalents were $26,061,000 at June 30, 1999 as compared to $20,692,000 at December 31, 1998. Net cash provided by investing activities for the six months ended June 30, 1999 was $3,553,000. Net proceeds from the sale of United States treasury securities accounted for the cash provided by investing activities offset by cash used in the purchase of plant and capital equipment.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on the Company's sales or operating results or on the prices of raw materials. However, in view of the Company's recent expansion of operations in Israel, which has experienced substantial inflation, there can be no assurance that inflation in Israel will not have a material adverse effect on the Company's operating results in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. Thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. For example, management believes that the strength of the U.S. dollar to European currencies contributed to the decline in international sales during the second quarter of 1999. In addition, inflation or fluctuations in currency exchange rates in such countries could increase the Company's expenses. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company's financial results.

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

YEAR 2000

Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. The Company is currently conducting a company-wide Year 2000 compliance program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by September 1999. [Update].

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

The Company is currently evaluating and addressing Year 2000 issues associated with its internal information systems. Most of the Company's information computer systems are already Year 2000 compliant. The Company expects to finish the evaluation by August 1999. Other internal information systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant by September 1999.

The Company is currently evaluating and addressing Year 2000 issues associated with its non-information technology systems. Most of these systems are already Year 2000 compliant. The Company finished the evaluation in July 1999. Those non-information technology systems that are not Year 2000 compliant will be repaired or replaced September 1999.

The Company is currently assessing the possible effects on the Company's operations of the Year 2000 compliance of its key suppliers and contract manufacturers. The Company expects this assessment will be completed by September 1999. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

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

Potential Fluctuations in Operating Results.

The Company expects that in the future its revenues may grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in revenue may be significantly lower than its historical quarterly growth rates. As a consequence, operating results for a particular quarter are extremely difficult to predict. The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from the Company's largest customers, the Company's success in developing, introducing and shipping product enhancements and new products, the product mix sold by the Company, adverse effects to the Company's financial statements resulting from, or necessitated by, past and possible future acquisitions, new product introductions by the Company's competitors, pricing actions by the Company or its competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions. Moreover, the volume and timing of orders received during a quarter are difficult to forecast. From time to time, the Company's customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company's expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be materially adversely affected. Moreover, in certain instances, sales cycles are becoming longer and more uncertain as MRV bids on larger projects. As a result, MRV is finding it more difficult to predict the timing of the awards of contracts and the actual placement of orders stemming from awards. There can be no assurance that these factors or others, such as those discussed in "International Operations" or those discussed immediately below would not cause future fluctuations in operating results. Further, there can be no assurance that the Company will be able to continue profitable operations.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K.

         (a)      The following exhibits are filed as part of this Report:

Exhibit No.        Exhibit
-----------        -------
10.1               Standard Industrial Lease dated as of July 13, 1999 between
                   Nordhoff Industrial Complex and MRV Communications, Inc.
                   related to the real property located at 20550 Nordhoff
                   Street, Chatsworth, CA

10.2 Indemnity Agreement dated July __ ,1999 between NetCom Systems, Inc. and MRV Communications, Inc.

10.3               Letter Agreement dated July 13, 1999 of NetCom Systems, Inc.
                   in favor of MRV Communications, Inc. transferring to MRV Communications, Inc. certain equipment and services.

27                 Financial Data Schedule

         (b) No Reports on Form 8-K was filed during the quarter for which this report was filed.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 1999.

                                                MRV COMMUNICATIONS, INC.



                                                By:  /s/ EDMUND GLAZER
                                                     --------------------------
                                                              Edmund Glazer
                                                     Vice President of Finance
                                                     and Administration and
                                                     Chief Financial Officer