Form 10-Q
period 1999-09-30
MRV COMMUNICATIONS INC
filed 1999-11-15
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

[ ] Report pursuant to section 13 or 15(d) of the Securities Exchange Act. For the transition period from _______________ to ______________

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

Yes [X]  No [ ]

As of September 30, 1999, there were 27,152,046 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                          Form 10-Q September 30, 1999

                                      INDEX


                                                                                         PAGE NUMBER
                                                                                         -----------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements:

                Condensed Consolidated Balance Sheets as of  September 30, 1999
                (unaudited) and December 31, 1998 (audited)                                    3

                Condensed Consolidated Statements of Operations (unaudited)
                for the Nine Months and Three Months ended September 30, 1999 and 1998         4

                Condensed Consolidated Statements of Cash Flows (unaudited)
                for the Nine Months ended September 30, 1999 and 1998                          5

                Notes to Condensed Consolidated Financial Statements                           6

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                           10

PART II         OTHER INFORMATION                                                             24

Item 6:         Exhibits and Reports on Form 8-K                                              24

SIGNATURE                                                                                     25


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

-------------------------------------------------------------------------------------------------------
                                                                      September 30,      December 31,
                                                                          1999              1998
                                                                      (Unaudited)         (Audited)
-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
          Cash & cash equivalents                                      $  30,128         $  20,692
          Short-term investments                                          16,103            30,493
          Accounts receivable, net of
                 reserves of $8,303 in 1999 and $8,489 in 1998            57,678            54,596
          Inventories                                                     49,966            47,467
          Deferred income taxes                                            4,876             5,035
          Other current assets                                             6,303             5,508
-------------------------------------------------------------------------------------------------------
               Total current assets                                      165,054           163,971

PROPERTY AND EQUIPMENT - At cost,
          net of depreciation and amortization                            19,962            19,357

OTHER ASSETS:
          Goodwill                                                        28,388            26,666
          Investments, principally U.S. Treasuries                        97,604           100,138
          Deferred income taxes                                            5,886             5,661
          Loan financing costs and other                                   3,457             4,579
-------------------------------------------------------------------------------------------------------
                                                                       $ 320,351         $ 320.192
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Current maturities of financing lease obligations            $      51         $     185
          Accounts payable                                                31,389            29,757
          Accrued liabilities                                             13,683            13,606
          Accrued restructuring costs                                       --                  82
          Deferred revenue                                                 1,646             4,398
          Income taxes payable                                             1,130               445
-------------------------------------------------------------------------------------------------------
               Total current liabilities                                  47,899            48,473

LONG-TERM LIABILITIES:
          Convertible debentures                                          90,000            90,000
          Capital lease obligations, net of current portion                1,938             1,400
          Deferred income taxes                                              365                48
          Other long-term liabilities                                      2,659             2,869
-------------------------------------------------------------------------------------------------------
               Total long term liabilities                                94,962            94,317

MINORITY INTERESTS                                                         2,425             2,973

STOCKHOLDERS' EQUITY:
          Preferred stock, $0.01 par value:
                 1,000 shares authorized no shares outstanding              --                --
          Common stock, $0.0034 par value:
                 80,000 shares authorized and
                 27,152 shares outstanding in 1999
                 and 26,639 shares outstanding in 1998                        95                88
          Additional paid-in capital                                     182,537           180,656
          Retained earnings (deficit)                                     (5,285)           (5,471)
          Treasury stock                                                    (133)             (133)
          Other comprehensive income (loss)                               (2,149)             (711)
-------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                     175,065           174,429
-------------------------------------------------------------------------------------------------------
                                                                       $ 320,351         $ 320,192
-------------------------------------------------------------------------------------------------------


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data)

                                                   Nine Months Ended,                Three Months Ended
---------------------------------------------------------------------------     ------------------------------
                                           September 30,      September 30,     September 30,    September 30,
                                               1999               1998              1999             1998
                                           (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
---------------------------------------------------------------------------     ------------------------------
REVENUES:
       Revenues, net                        $ 214,621         $ 189,192         $  71,254        $  62,624
---------------------------------------------------------------------------     ------------------------------
COSTS AND EXPENSES:
       Cost of goods sold                     138,614           109,098            44,653           38,344

       Research and development
              expenses                         25,513            17,337             8,476            6,812

       Selling, general and
             administrative expenses           48,269            39,775            16,532           15,849

       Purchased technology
             in progress                         --              20,633              --               --

       Restructuring costs                       --              23,194              --               --
---------------------------------------------------------------------------     ------------------------------
       Operating income (loss)                  2,225           (20,845)            1,593            1,619

       Interest expense related
             to convertible notes               3,375             1,370             1,125            1,370

       Other income (expense), net              3,950             3,282             1,290            1,908

       Provision for income taxes               2,578             1,042             1,169              679

       Minority interests                          39               370                22              130
---------------------------------------------------------------------------     ------------------------------
NET INCOME (LOSS)                           $     183         $ (20,345)        $     567        $   1,348
---------------------------------------------------------------------------     ------------------------------
OTHER COMPREHENSIVE
       INCOME (LOSS):

       Foreign currency
             translation adjustment            (1,438)              157                52               91
---------------------------------------------------------------------------     ------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)           $  (1,255)        $ (20,188)        $     619        $   1,439
---------------------------------------------------------------------------     ------------------------------

NET INCOME (LOSS) PER SHARE-

       BASIC                                $    0.01         $   (0.77)        $    0.02        $    0.05

       DILUTED                              $    0.01         $   (0.77)        $    0.02        $    0.05
---------------------------------------------------------------------------     ------------------------------

SHARES USED IN PER-SHARE
       CALCULATION-BASIC                       26,765            26,497            26,934           26,609

SHARES USED IN PER-SHARE
       CALCULATION-DILUTED                     29,293            26,497            30,077           27,390
---------------------------------------------------------------------------     ------------------------------

                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                          1999          1998
                                                                       ---------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    $   2,960    $  (9,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (5,707)      (5,277)
Purchases of investments                                                  (7,519)    (132,574)
Proceeds from sale or maturity of investments                             24,443       98,255
Cash used in acquisitions and equity purchases, net of cash received      (5,595)     (44,007)
                                                                       ---------    ---------
Net cash provided by (used in) investing activities                        5,622      (83,603)
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                 1,888        1,226
Repurchase of common stock                                                  --            (60)
Proceeds from issuance of convertible debentures, net of loan
acquisition costs                                                           --         96,423
Capital lease obligations undertaken, net of principal repayments            404          203
Other                                                                       --            (13)
                                                                       ---------    ---------
Net cash provided by financing activities                                  2,292       97,779
                                                                       ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              (1,438)         176
                                                                       ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  9,436        4,676
CASH AND CASH EQUIVALENTS, beginning of period                            20,692       19,428
                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS,
end of period                                                          $  30,128    $  24,104
                                                                       =========    =========

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

2.       NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. The following schedule summarizes the information used to compute net income (loss) per common share for the nine and three months ended September 30, 1999 and 1998 (in thousands):

                                                        Nine months ended              Three months ended
                                                          September 30,                   September 30,
                                                          --------------                  -------------
                                                       1999            1998            1999            1998
                                                      ------          ------          ------          ------
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Weighted number of common shares used to
   compute basic earnings (loss) per share            26,765          26,497          26,934          26,609
                                                      ------          ------          ------          ------
Weighted common share equivalents                      2,528            --             3,143             781
                                                      ------          ------          ------          ------
Weighted number of common shares used to
   compute diluted earnings (loss) per share          29,293          26,497          30,077          27,390
                                                      ======          ======          ======          ======

3.       INVENTORIES

Inventories consist of the following as of September 30, 1999 and December 31, 1998 (in thousands):

                                         September 30             December 31
                                            1999                      1998
                                            ----                      ----
                                         (Unaudited)                (Audited)
Raw materials                               $19,340                 $17,409
Work-in-process                              14,022                  10,118
Finished goods                               16,604                  19,940
                                            -------                 -------
                                            $49,966                 $47,467
                                            =======                 =======

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

BUSINESS SEGMENT NET REVENUES for the nine months and three months ended September 30, 1999 and 1998 (in thousands):

                                                       Nine months ended                          Three months ended
                                                         September 30,                              September 30,
                                                         --------------                             -------------
                                                   1999                  1998                   1999                 1998
                                                   ----                  ----                   ----                 ----
                                               (Unaudited)           (Unaudited)            (Unaudited)           (Unaudited)
Data networking                                  $167,128              $154,753                $53,795               $50,811
Optical Access products                            47,493                34,439                 17,459                11,813
                                                 --------              --------                -------               -------
                                                 $214,621              $189,192                $71,254               $62,624
                                                 ========              ========                =======               =======

Intersegment sales from Optical Access products to data networking were $3,551,000 and $1,819,000 in the nine months ended September 30, 1999 and 1998, respectively, and $833,000 and $584,000 in the three months ended September 30, 1999 and 1998, respectively.

BUSINESS SEGMENT PROFIT (LOSS) for the nine months and three months ended September 30, 1999 and 1998 (in thousands):


                                                     Nine months ended                           Three months ended
                                                       September 30                                 September 30
                                                       ------------                                 ------------
                                                1999                 1998                    1999                  1998
                                                ----                 ----                    ----                  ----
                                             (Unaudited)           (Unaudited)             (Unaudited)          (Unaudited)
Operating income (loss):
  Data networking                              $(4,356)             $(26,760)               $ (586)                 $  (14)
  Optical Access                                 6,581                 5,915                 2,179                   1,633
Other income (expense)
  Interest expense
    related to
    convertible notes                            3,375                 1,370                 1,125                   1,370
  Interest income                                4,301                 3,749                 1,403                   2,077
  Interest expense                                 351                   467                   113                     169
                                               -------              --------                ------                  ------
Income (loss) before
    taxes, minority
    interest and other
    comprehensive
    income (loss)                              $ 2,800              $(18,933)               $1,758                  $2,157
                                               =======              ========                ======                  ======

5.       PRO FORMA FINANCIAL DATA

On January 30, 1998, MRV completed an acquisition from Whittaker Corporation ("Whittaker") of all of the outstanding capital stock of Whittaker Xyplex, Inc., a Delaware corporation (the "Xyplex Acquisition"). Whittaker Xyplex, Inc., (whose name the Company has since changed to NBase Xyplex, Inc.) is a holding corporation owning all of the outstanding capital stock of Xyplex, Inc., a Massachusetts corporation ("Xyplex"). Xyplex is a leading provider of access solutions between enterprise networks and wide area network and/or Internet service providers. The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 421,402 shares of Common Stock of the Company at an exercise price of $35 per share.

The following unaudited pro forma summary sets forth results of operations excluding the non-recurring charges for purchased technology in progress and restructuring resulting from the Xyplex Acquisition:

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (excluding non-recurring items) (In thousands, except per share data)

MRV COMMUNICATIONS, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (excluding non-recurring items) (In thousands, except per share data)

                                               Nine Months Ended,           Three Months Ended
----------------------------------------------------------------------  -----------------------------
                                        September 30,   September 30,   September 30,  September 30,
                                            1999             1998            1999           1998
                                         (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
----------------------------------------------------------------------  -----------------------------
REVENUES:
       Revenues, net                      $ 214,621      $ 189,192       $  71,254      $  62,624
----------------------------------------------------------------------  -----------------------------
COSTS AND EXPENSES:
       Cost of goods sold                   138,614        109,098          44,653         38,344

       Research and development
              expenses                       25,513         17,337           8,476          6,812

       Selling, general and
             administrative expenses         48,269         39,775          16,532         15,849
----------------------------------------------------------------------  -----------------------------

       Operating income (loss)                2,225        (20,845)          1,593          1,619

       Interest expense related
             to convertible notes             3,375          1,370           1,125          1,370

       Other income (expense), net            3,950          3,282           1,290          1,908

       Provision for income taxes             2,578          1,042           1,169            679

       Minority interests                        39            370              22            130
----------------------------------------------------------------------  -----------------------------

NET INCOME (LOSS)                         $     183      $ (20,345)      $     567      $   1,348
----------------------------------------------------------------------  -----------------------------

NET INCOME (LOSS) PER SHARE-

       BASIC                              $    0.01      $   (0.77)      $    0.02      $    0.05

       DILUTED                            $    0.01      $   (0.77)      $    0.02      $    0.05
----------------------------------------------------------------------  -----------------------------

SHARES USED IN PER-SHARE
       CALCULATION-BASIC                     26,765         26,497          26,934         26,609

SHARES USED IN PER-SHARE
       CALCULATION-DILUTED                   29,293         26,497          30,077         27,390
----------------------------------------------------------------------  -----------------------------

NOTE: PRO FORMA STATEMENTS ABOVE EXCLUDE THE FOLLOWING

       Purchased technology
              in progress                       --          20,633             --             --

Restructuring costs                             --          23,194             --             --

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.


                                                    Nine Months Ended,              Three Months Ended
---------------------------------------------------------------------------    ------------------------------
                                             September 30,   September 30,     September 30,   September 30,
                                                 1999            1998             1999            1998
                                             (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
---------------------------------------------------------------------------    ------------------------------
REVENUES:
       Data Networking                           77.9%           81.8%            75.5%           81.1%
       Optical Access                            22.1            18.2             24.5            18.9
             Total Revenues                     100.0%          100.0%           100.0%          100.0%
---------------------------------------------------------------------------    ------------------------------

COSTS AND EXPENSES:
       Cost of goods sold                        64.6            57.7             62.7            61.2

       Research and development
              expenses                           11.9             9.2             11.9            10.9

       Selling, general and
             administrative expenses             22.5            21.0             23.2            25.3

       Purchased technology
             in progress                         --              10.9             --              --

       Restructuring costs                       --              12.3             --              --
---------------------------------------------------------------------------    ------------------------------

       Operating income (loss)                    1.0           (11.0)             2.2             2.6

       Interest expense related
             to convertible notes                 1.6             0.7              1.6             2.2

       Other income (expense), net                1.8             1.7              1.8             3.0

       Provision for income taxes                 1.2             0.6              1.6             1.1

       Minority interests                        --               0.2             --               0.2
---------------------------------------------------------------------------    ------------------------------

NET INCOME (LOSS)                                 0.1%          (10.8)%            0.8%            2.2%
---------------------------------------------------------------------------    ------------------------------

Revenues

Total revenues for the three and nine months ended September 30, 1999 were $71,254,000 and $214,621,000, respectively, as compared to total revenues for the three and nine months ended September 30, 1998 of $62,624,000 and $189,192,000, respectively. The changes represented increases of $8,630,000 or 13.8% for the quarter ended September 30, 1999 over the quarter ended September 30, 1998 and $25,429,000 or 13.4% for the nine months ended September 30, 1999 over the nine months ended September 30, 1998.

     o Data networking revenues for the three and nine months ended September 30, 1999 were $53,795,000 or 75.5% of total revenues and $167,128,000 or 77.9% of total revenues, respectively, as compared to data networking revenues for the three and nine months ended September 30, 1998 of $50,811,000 or 81.1% of total revenues and $154,753,000 or
         81.8% of total revenues, respectively. The changes represented increases of $2,984,000 or 5.9% for the quarter ended September 30, 1999 over the quarter ended September 30, 1998 and $12,375,000 or 8.0% for the nine months ended September 30, 1999 over the nine months ended September 30, 1998. Data networking revenues increased as a result of a larger sales force, greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally.

     o Optical Access revenues for the three and nine months ended September 30, 1999 were $17,459,000 or 24.5% of total revenues and $47,493,000 or
         22.1% of total revenues, respectively, as compared to Optical Access revenues for the three and nine months ended September 30, 1998 of $11,813,000 or 18.9% of total revenues and $34,439,000 and 18.2% of total revenues, respectively. The changes represented increases of $5,646,000 or 47.8% for the quarter ended September 30, 1999 over the quarter ended September 30, 1998 and $13,054,000 or 37.9% for the nine months ended September 30, 1999 over the nine months ended September 30, 1998. Optical Access revenues increased as a result greater demand by customers for components used in the deployment of broadband technologies such as DSL and cable modems to consumers and for components that drive data at high speed and long distance over single-mode fiber.

International sales accounted for approximately 53.6% and 56.7% of revenues for the quarter and nine months ended September 30, 1999, respectively, as compared to 58.5% and 60.5% of revenues for the quarter and nine months ended September 30, 1998, respectively. International sales declined as a percentage of total sales because of the traditionally slow period in Europe during the third quarter of 1999. Also contributing to the reduction in international sales were increases in domestic sales of Optical Access products.

Gross Profit

Gross profit for the quarter and nine months ended September 30, 1999 were $26,601,000 and $76,007,000, respectively, compared to a gross profit of $24,280,000 and $80,094,000 for the quarter and nine months ended September 30, 1998, respectively. The changes represented an increase of $2,321,000 or 9.6% for the quarter and a decrease of $4,087,000 or 5.1% for the nine months ended September 30, 1999. Gross Profit as a percentage of revenues decreased from 38.8% and 42.3% during the quarter and nine months ended September 30, 1998 to 37.3% and 35.4% during the quarter and nine months ended September 30, 1999, respectively. The decreases in gross profit margin resulted from continuing intense price competition for networking products offset by increased sales of light wave components by Optical Access and the introduction of newer switching products with lower cost structures than the models they were designed to replace.

Research and Development

Research and development ("R&D") expenses were $8,476,000 and $25,513,000 for the quarter and nine months ended September 30, 1999, respectively, and represented 11.9% revenues during each period. R&D expenses were $6,812,000 and $17,337,000 and represented of 10.9% and 9.2% of revenues for the three months and nine months ended September 30, 1998, respectively. The increases of 24.4% and 47.2% in R&D spending during the quarter and nine months ended September 30, 1999 over the comparable periods in 1998 were attributable to the continued development of new networking and fiber optic products. Management believes that the ability of the Company to develop and commercialize new products is an important competitive factor, and the Company intends to continue to invest in the research and development of new products.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $16,532,000 and $48,269,000, respectively, for the quarter ended and nine months ended September 30, 1999 from $15,849,000 and $39,775,000, respectively, for the quarter and nine months ended September 30, 1998. As a percentage of revenues, SG&A decreased from 25.3% to 23.2% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 but increased from 21.0% for the nine months ended September 30, 1998 to 22.5% for the nine months ended September 30, 1999. The decrease in SG&A expense during the three months ended September 30, 1999 as a percentage of sales is due primarily to consistency in sales on a sequential basis compared to the unusual decline in sales during the three months ended September 30, 1998 that resulted primarily from delayed introductions of new products. The increases in SG&A expense during the nine months ended September 30, 1999, both in dollar amounts and as a percentage of sales, are due primarily to substantially increased marketing efforts as well as increased personnel and overhead costs in expanded locations.

Purchased Technology in Progress and Restructuring Costs.

Purchased technology in progress during the nine months ended September 30, 1998 of $20,633,000 related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998 for which there was no alternative future use. Restructuring costs during the nine months ended September 30, 1998 were $23,194,000. The restructuring costs in the first nine months of 1998 were associated with a plan adopted by the Company in March 1998 calling for the reduction of workforce, closing of certain facilities, settlement of distribution agreements and other costs. The Company did not incur these charges in 1999.

Interest expense related to convertible notes.

In June 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. The principal amount of the Notes was reduced to $90,000,000 when the Company repurchased $10,000,000 principal amount of the Notes at a discount from par during the last quarter of 1998. The outstanding Notes resulted in interest expense of $1,125,000 and $3,375,000 for the three and nine months ended September 30, 1999.

Net Income (Loss)

The Company reported net income of $567,000 and $183,000 during the three and nine months ended September 30, 1999, respectively, compared net income (loss) of $1,348,000 and ($20,345,000) during the three and nine months ended September 30, 1998, respectively. Net income for the nine months ended September 30, 1998 would have been $17,216,000, excluding $43,827,000 of charges, associated with the Xyplex Acquisition.

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

Cash and cash equivalents were $30,128,000 at September 30, 1999 as compared to $20,692,000 at December 31, 1998. Net cash provided by investing activities for the nine months ended September 30, 1999 was $5,622,000. Net proceeds from the sale of United States treasury securities accounted for the cash provided by investing activities offset by cash used in the purchase of plant and capital equipment and additional equity interests in partially owned subsidiaries.

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

Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in non-dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The denominated-denominated currencies are principally Italian lire, Swedish krona and French francs. Additionally, certain of the Company's current and long-term liabilities are denominated principally in Italian lire, German deutschmarks and Swedish krona, which are also sensitive to foreign currency exchange rate fluctuations.

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

YEAR 2000

Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. The Company has conducted a company-wide Year 2000 compliance program ("Y2K Program"). The Y2K Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Accordingly, some computer hardware and software had to be modified prior to the Year 2000 in order to remain functional. The Company believes that Year 2000 compliance is substantially complete.

The Company's Y2K Program was divided into four major sections: Company manufactured products, internal information systems, non-information technology systems, and third-party suppliers and customers. The general phases common to all sections were: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that were determined not to be Year 2000 compliant.

The Company has completed the review of all its products for Year 2000 compliance purposes. The Company believes that its products are either Year 2000 compliant or at the election of the customer can be upgraded to be Year 2000 compliant. The Company has evaluated and addressed Year 2000 issues associated with its internal information systems. Most of the Company's information computer systems were already Year 2000 compliant. The Company has finished the evaluation. Other internal information systems that have been identified as non-compliant have been upgraded to be Year 2000 compliant.

The Company has evaluated and addressed Year 2000 issues associated with its non-information technology systems. Most of these systems were already Year

2000 compliant. Those non-information technology systems that are not Year 2000 compliant have been repaired or replaced.

The Company has assessed the possible effects on the Company's operations of the Year 2000 compliance of its key suppliers and contract manufacturers.. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

Through September 30, 1999 the Company spent approximately $250,000 to implement the Year 2000 compliance program. That amount has been expensed as incurred.

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

Potential Fluctuations in Operating Results.

The Company expects that in the future its revenues may grow at a slower rate than was experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth in revenue may be significantly lower than its historical quarterly growth rates. As a consequence, operating results for a particular quarter are extremely difficult to predict. The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from the Company's largest customers, the Company's success in developing, introducing and shipping product enhancements and new products, the product mix sold by the Company, adverse effects to the Company's financial statements resulting from, or necessitated by, past and possible future acquisitions, new product introductions by the Company's competitors, pricing actions by the Company or its competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions. Moreover, the volume and timing of orders received during a quarter are difficult to forecast. From time to time, the Company's customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company's expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Moreover, in certain instances, sales cycles are becoming longer and more uncertain as MRV bids on larger projects. As a result, MRV is finding it more difficult to predict the timing of the awards of contracts and the actual placement of orders stemming from awards. There can be no assurance that these factors or others, such as those discussed in "International Operations" or those discussed immediately below would not cause future fluctuations in operating results. Further, there can be no assurance that the Company will be able to continue profitable operations.

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

Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in non-dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-dollar-denominated currencies are principally Italian lire, Swedish krona and French francs. Additionally, certain of the Company's current and long-term liabilities are denominated principally in Italian lire, German deutschmarks and Swedish krona, which are also sensitive to foreign currency exchange rate fluctuations.

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

Risks From Year 2000 Issues.

Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the

Company's investigation to date, management believes that Year 2000 readiness compliance has occurred and does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. However, there can be no assurance that all Year 2000 issues have been identified or addressed by the Y2K Program. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

Dependence on Key Personnel.

The Company is substantially dependent upon a number of key employees, including Dr. Shlomo Margalit, its Chairman of the Board of Directors and Chief Technical Officer, and Mr. Noam Lotan, its President and Chief Executive Officer. The loss of the services of any either of these officers could have a material adverse effect on the Company. The Company has entered into employment agreements with each officer and owns and is the beneficiary of key man life insurance policies in the amounts of $1,000,000 each on the lives of Dr. Margalit and Mr. Lotan. There can be no assurance that the proceeds from these policies will be sufficient to compensate the Company in the event of the death of either of these individuals, and the policies do not cover the Company in the event that any of them becomes disabled or is otherwise unable to render services to the Company.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K.

         (a)   The following exhibits are filed as part of this Report:

Exhibit No.                Exhibit
-----------                -------

27                         Financial Data Schedule



         (b) One Report on Form 8-K, dated September 14, 1999 and reporting under Item 5, was filed during the quarter for which this report was filed.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 1999.

                                               MRV COMMUNICATIONS, INC.



                                               By: /s/ EDMUND GLAZER
                                                  ------------------------------
                                                        Edmund Glazer
                                                  Vice President of Finance
                                                  and Administration and
                                                  Chief Financial Officer