Form 10-K405
period 1999-12-31
MRV COMMUNICATIONS INC
filed 2000-03-30
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________ TO ___________

                         COMMISSION FILE NUMBER 0-25678

                            MRV COMMUNICATIONS, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                   06-1340090
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

            8943 FULLBRIGHT AVENUE                               91311
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,983,799,000 based on the closing sale price of a share of Common Stock at March 20, 2000 as reported by The Nasdaq National Market.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,659,291 shares of Common Stock, $0.0034 par value at March 20, 2000.

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

        As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc., and its consolidated subsidiaries, except where the context otherwise indicates. EdgeGuardian, Fiber Driver, GigaHub, MAXserver, MRV Communications, NBase, Network 3000, Network 9000, RouteRunner, West Hills LAN Systems, and Xyplex are trademarks or trade names of the Company. Trademarks of other companies are also used in this Report and are the property of their respective owners.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        MRV is in the business of creating and managing growth companies in optical technology and Internet infrastructure. The Company has created several start-up companies and formed independent business units in the optical technology and Internet infrastructure area. The Company's core operations include the design, manufacture and sale of two groups of products: (i) optical networking and internet infrastructure products, primarily subscribers' management, Network Element Management, and physical layer, switching and routing management systems in fiber optic metropolitan networks and (ii) fiber optic components for the transmission of voice, video and data across enterprise, telecommunications and cable TV networks. The Company's advanced optical networking and Internet infrastructure solutions greatly enhance the functionality of carrier and network service provider networks. The Company's fiber optic components incorporate proprietary technology, which delivers high performance under demanding environmental conditions.

        The Company's business units offer active optical components, optical networking and Internet infrastructure products, including network element management and physical layer management in fiber optic metropolitan networks. MRV's In-Reach product line manages Internet elements through secure remote monitoring of large service providers' sites. MRV's Optical Networks family of products consist of multi-layer traffic management: at Layer 1 with the Fiber Driver, at Layer 2 with the OptiSwitch and at Layer 3 and above, with the OSR8000, Linux Router. The Company complements its optical networking and Internet infrastructure products with a family of optical transmission components and modules designed for transmission over fiber optic cable. These products enable the transmission of voice, data, and video across fiber and are also used in optical fiber test equipment. The Company's products include discrete components, such as laser diodes and LEDs, and integrated components such as transmitters, receivers and transceivers. The Company's components are used in data networks, telecommunication transmission and access networks. Upon completion of the Company's pending acquisition of Fiber Optic Communications, Inc., MRV will offer passive optical components.

        MRV has also initiated and funded start-up companies including Zaffire, Inc (formerly known as New Access Communications), Charlotte's Networks, Hyperchannel and Zuma Networks.

        The Company's principal executive offices are located at 8943 Fullbright Avenue, Chatsworth, California 91311 and its telephone and fax numbers are (818) 773-9044 and (818) 773-0906, respectively. The Company maintains Web sites at "http://www.mrv.com" and "http://www.nbase-xyplex.com. Information contained in the Company's Web sites shall not be deemed part of this Report.

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

        The Fibronics Business enabled MRV to enhance the development of Fast Ethernet and Gigabit Ethernet functions through the Fibronics GigaHub family of products, to offer a broader range of networking products and to benefit from combined distribution channels and sales in both the United States and Europe and greater product development capability.

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

        The Xyplex Acquisition enabled MRV to expand its product lines with products that have wide area network ("WAN") and remote access capabilities, permitting the Company to offer these solutions not only to MRV's own existing base of customers, but also to the customer base added by Xyplex. The acquisition of Xyplex also increased MRV's sales force, distribution channels and customer support and service capabilities.

        On February 22, 2000, MRV announced plans to acquire Fiber Optic Communications Inc. ("FOCI"), headquartered in Science-Based Industrial Park, Hsinchu, Taiwan. FOCI designs, develops, manufactures and markets fiber optic components, subsystems and systems, and installations of fiber optic related products including fiber optic passive components, fiber optic testing systems, fiber optic instruments, fiber optic network installations and fiber optic sensing systems that serve to manage and increase the capacity, or bandwidth of fiber optic telecommunications and data communications networks. The purchase price to be paid to acquire FOCI will consist of $50,000,000 in cash and 2.4 million shares of MRV Common Stock.

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

        Risks of Technological Change; Development Delays. The Company is engaged in the design and development of devices for data networking, telecommunications and fiber optic communication industries. As with any new technologies, there are substantial risks that the marketplace may not accept the Company's new products. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate performance and cost advantages and cost-effectiveness of its products over competing products and the success of the sales efforts of the Company and its customers. There can be no assurance that the Company will be able to continue to market its technology successfully or that any of the Company's current or future products will be accepted in the marketplace. Moreover, the data networking, telecommunications and fiber optic communication industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, any of which could render the Company's existing products obsolete. The Company's success will depend upon its ability to enhance existing products and to introduce new products to meet changing customer requirements and emerging industry standards. The Company will be required to devote continued efforts and financial resources to develop and enhance its existing products and conduct research to develop new products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis, that new Company products will gain market acceptance or that the Company will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings and that may cause customers to defer purchasing existing Company products or cause customers to return products to the Company.

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

        Share Prices Have Been and May Continue to Be Highly Volatile. Historically, the market price of the Company's Common Stock has been extremely volatile. The market price of the Common Stock is likely to continue to be highly volatile and could be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcement of technological innovations or new product introductions by the Company or its competitors, changes of estimates of the Company's future operating results by securities analysts, developments with respect to patents, copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, it is possible that in a future fiscal quarter, the Company's results of operations will fail to meet the expectations of securities analysts or investors and, in such event, the market price of the Company's Common Stock would be materially adversely affected. For example, as a result of some of the factors discussed in "Potential Fluctuations in Operating Results" above, specifically, weaker than anticipated demand for its networking products, especially in Europe, and delays in its transitions to next generation, higher margin, networking products, in August 1998, MRV announced that it expected operating results in the third quarter of 1998 to be adversely affected. Following that announcement, the market price of the Company's Common Stock dropped substantially. Similarly, in February 1999 following its release of fourth quarter and 1998 financial results, the Company announced it did not expect revenues in the first quarter of 1999 to be as strong as revenues reported for the fourth quarter of 1998 and the market price of the Company's Common Stock again dropped significantly. See
Item 5. Market for Common Equity and Related Stockholder Matters.

        Competition and Industry Consolidation. The markets for fiber optic components, and telecommunication and data networking products are intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and the continual emergence of new industry standards. The Company competes and will continue to compete with numerous types of companies including companies which have been established for many years and have considerably greater financial, marketing, technical, human and other resources, as well as greater name recognition and a larger installed customer base, than the Company. This may give such competitors certain advantages, including the ability to negotiate lower prices on raw materials and components than those available to the Company. In addition, many of the Company's large competitors offer customers broader product lines which provide more comprehensive solutions than the Company currently offers. The Company expects that other companies will also enter markets in which the Company competes. Increased competition could result in significant price competition, reduced profit margins or loss of market share. There can be no assurance that the Company will be able to compete successfully with existing or future competitors or that competitive pressures faced by the Company will not materially and adversely affect the business, operating results and financial condition of the Company. In particular, the Company expects that prices on many of its products will continue to decrease in the future and that the pace and magnitude of such price decreases may have an adverse impact on the results of operations or financial condition of the Company.

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

        Management of Growth. The Company has grown rapidly in recent years, with revenues increasing from $39,202,000 for the year ended December 31, 1995, to $88,815,000 for the year ended December 31, 1996, $165,471,000 for the year ended December 31, 1997, $264,075,000 for the year ended December 31, 1998, and $288,524,000 for the year ended December 31, 1999. The Company's recent growth, both internally and through the acquisitions it has made since January 1, 1995, has placed a significant strain on the Company's financial and management personnel and information systems and controls, and the Company must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. While the strain placed on the Company's personnel and systems has not had a material adverse effect on the Company to date, there can be no assurance that a delay or failure to implement new and enhance existing systems and controls will not have such an effect in the future. The Company's recent growth through the acquisitions of the Fibronics Business and Xyplex discussed in "Risks Associated with Recent Acquisitions" below and its intention to continue to pursue its growth strategy through efforts to increase sales of existing and new products can be expected to place even greater pressure on the Company's existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance that the Company will be able to successfully manage expanding operations.

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

        MRV originally recorded charges of $30,571,000 related to research and development projects in progress at the time of the Xyplex Acquisition. Although MRV reported these charges and its first, second and third quarter results of 1998 in accordance with established accounting practice and valuations of Xyplex' purchased technology in progress provided by independent valuators, these valuations were reconsidered in light of more recent Securities and

Exchange Commission guidance regarding valuation methodology. Based on the new valuation methodology, MRV reduced the value of the purchased technology in progress related to the Xyplex Acquisition to $20,633,000 and increased the amount of goodwill by $9,938,000. This has resulted in additional charges during 1998 of $759,000 for amortization of intangibles, including goodwill, resulting from the Xyplex Acquisition and will result in additional charges of approximately $828,000 annually as these intangibles are amortized through January 2010.

     Recent actions and comments from the Securities and Exchange Commission (the Commission) have indicated that the Commission continues to review the current valuation methodology of purchased in-process research and development related to business combinations. The Commission has not notified MRV of any plans to review MRV's methodology for valuing purchased in-process research and development. The Company's action to reconsider that valuation of in process research and development related to the Xyplex Acquisition was voluntary. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission, in the future, will not review MRV's accounting for the Xyplex Acquisition and seek to apply retroactively new guidance and change the amount of purchased in-process research and development expensed by the Company. This would result in an additional restatement of previously filed financial statements of the Company and could have a material adverse impact on financial results for periods subsequent to the acquisition.

        International Operations. International sales have become an increasingly important segment of the Company's operations, with the acquisitions of Galcom and Ace in 1995, the Fibronics Business in 1996 and Xyplex in 1998. Approximately 60%, 59% and 58%, respectively, of the Company's net revenues for the years ended December 1997, 1998 and 1999, respectively, were from sales to customers in foreign countries. The Company has offices in, and conducts a significant portion of its operations in and from Israel. MRV is, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on the Company's operations. Sales to foreign customers are subject to government controls and other risks associated with international sales, including difficulties in obtaining export licenses, fluctuations in currency exchange rates, inflation, political instability, trade restrictions and changes in duty rates. Although the Company has not experienced any material difficulties in this regard to date, there can be no assurance that it will not experience any such material difficulties in the future. The Company's sales are currently denominated in U.S. dollars and to date its business has not been significantly affected by currency fluctuations or inflation. However, the Company conducts business in several different countries and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in such countries could increase the Company's expenses. The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company has made and expects to continue to make changes to its internal systems in order to accommodate doing business in the Euro. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's results of operations or financial condition. To date, the Company has not hedged against currency exchange risks. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations or as a result of inflation in particular countries where material expenses are incurred. Moreover, the Company's operating results could also be adversely affected by seasonality of international sales, which are typically lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, the Company's business, operating results and financial condition.

        Slowdown in Industry Growth Rates. The Company's success is dependent, in part, on the overall growth rate of the data networking and fiber optic industries and the growth of the Internet. In 1997 and 1998, industry growth was below historical rates according to industry reports. There can be no assurance that the data networking and fiber optic industries will continue to grow or that they will achieve higher growth rates. The Company's business, operating results or financial condition may be adversely affected by any decrease in industry growth rates. In addition, there can be no assurance that the Company's results in any particular period will fall within the ranges for growth forecast by market researchers.

        Dependence on Third Party Contract Manufacturers and Risks from Internal Manufacturing. The Company outsources the board-level assembly, test and quality control of material, components, subassemblies and systems relating to its data networking products to third party contract manufacturers. Though there are a large number of contract manufacturers which the Company can use for its outsourcing, it has elected to use a limited number of vendors for a significant portion of board assembly requirements in order to foster consistency in quality of the products. These independent third party manufacturers also provide these services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If the Company's contract manufacturers fail to deliver products in the future on a timely basis, or at all, it could be difficult for the Company to obtain adequate supplies of products from other sources in the near term. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products on a timely basis, or at all. While the Company could outsource with other vendors, a change in vendors may require significant lead time and may result in shipment delays and expenses. The inability to obtain such products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on the Company's business, operating results and financial condition.

        The Company relies heavily on its own production capability for critical semiconductor lasers and light emitting diodes ("LEDs") used in its products. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, the Company's business, operating results and financial condition could be materially adversely affected.

        Risks Associated with Potential Future Acquisitions. An important element of management's strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. For example, in February 2000, MRV announced plans to acquire FOCI for total consideration of approximately $263 million in cash and stock and the Company may acquire additional businesses, products or technologies in the future. The FOCI acquisition and future acquisitions by the Company could result in charges similar to those incurred in connection with the Fibronics Acquisition and the Xyplex Acquisition, dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition and results of operations. Acquisitions entail numerous risks, including the assimilation of the acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience, the potential loss of key employees of acquired organizations and difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition. Prior to the Fibronics Acquisition, management had only limited experience in assimilating acquired organizations. There can be no assurance as to the ability of the Company to successfully integrate the products, technologies or personnel of any business that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

        Investments in Affiliates. The Company has investments in affiliates which are accounted for according to the equity or cost methods as required by accounting principles generally accepted in the United States. The market value of these investments may vary materially from the amounts shown as a result of business events specific to these entities or their competitors or market conditions. Actual or perceived changes in the market value of these investments could have a material impact on the share price of the Company and in addition could contribute significantly to volatility in the Company's share price.

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

        Dependence on Key Personnel. The Company is substantially dependent upon a number of key employees, including Dr. Shlomo Margalit, its Chairman of the Board of Directors and Chief Technical Officer and Noam Lotan, its President and Chief Executive Officer. The loss of the services of any one or more of these officers could have a material adverse effect on the Company. The Company has entered into employment agreements with each officer and is the beneficiary of key man life insurance policies in the amounts of $1,000,000 on the lives of both Dr. Margalit and Mr. Lotan. There can be no assurance that the proceeds from these policies will be sufficient to compensate the Company in the event of the death of any of these individuals, and the policies do not cover the Company in the event that any of them becomes disabled or is otherwise unable to render services to the Company.

        Attraction and Retention of Qualified Personnel. The Company's ability to develop, manufacture and market its products and its ability to compete with its current and future competitors depends, and will depend, in large part, on its ability to attract and retain qualified personnel. Competition for qualified personnel in the data networking and fiber optics industries is intense, and the Company will be required to compete for such personnel with companies having substantially greater financial and other resources than the Company. If the Company should be unable to attract and retain qualified personnel, the business of the Company could be materially adversely affected. There can be no assurance that the Company will be able to attract and retain qualified personnel.

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

INDUSTRY BACKGROUND

        As e-commerce and the Internet continue to proliferate, business enterprises are increasingly reliant on communications networks and software applications as critical strategic assets. Communications networks are being expanded to deliver new services and distribute mission critical computing applications such as customer network management, transaction processing, enterprise resource planning, large enterprise databases, and sophisticated on-line connections with vendors, and the increased use of traditional applications, such as e-mail, video conferencing, to suppliers, customers and employees. Bandwidth intensive applications that contain voice, video and graphics through intranets and extranets, and growth in business-to-business e-commerce and other on-line transactions are encumbering the optical networking and internet infrastructure. Due to the significant growth of network users who increasingly rely on secure access for higher speed and quality of communications networks, even small network delays can result in lost revenue, decreased employee productivity and customer dissatisfaction. As a result, businesses and network service providers are realizing the critical nature of network and application performance and the requirement for optical networking and fiber optic equipment that increases the capacity through high speed and more efficient transmission technologies.

        Optical networking and internet infrastructure systems enhance the carrier and network service provider networks by handling bandwidth and providing enhanced services. Fiber optic transmission components enhance the functionality of enterprise and residential access networks by enabling high-speed transmission of voice, video and data across fiber optic cable. Network service providers and carriers are reliant on higher value data centric network services and are accordingly rapidly deploying next generation solutions to accommodate the data service requirements

        Growth in the use and availability of wide area networks is being stimulated by many factors including the need to share information between centralized repositories and remote enterprise locations, to access and use the Internet for communications and marketing and to electronically access external resources used by the enterprise. Growth is also being fueled by the increasing availability of more cost-effective WAN services such as Frame Relay and Integrated Service Digital Network ("ISDN") making it more affordable for many organizations to set up a WAN or expand an existing one. The growth in the use and availability of the Internet coupled with increasing use, power, speed and complexity of metropolitan area networks ("MANs") and WANs has resulted in the increasing need for equipment that permits high speed connections throughout the infrastructure of the Internet.

OPTICAL NETWORKING AND INTERNET INFRASTRUCTURE ENVIRONMENT

        The Internet has evolved into a network of hundreds of public and private networks interconnected using Internet Protocol ("IP"). International Data Corporation, an industry research firm, forecasts continued dramatic growth worldwide in the Internet and Internet traffic. As the Internet and e-commerce continue to explode, business enterprises are increasingly reliant on communications networks and software applications as strategic assets that are critical to business success. Communications networks are being expanded to deliver new services and distribute computing applications such as customer networks management, e-mail, video, conferencing, and Voice Over Internet Protocol ("VoIP") to suppliers, customers and employees.

        While consumers use the Internet for education and communication, business and service providers are realizing the critical nature of network and application performance.

        According to San Francisco-based market research firm RHK, network bandwidth will have to increase by more than 2000% between 1998 and 2002 to satisfy expected Internet and data traffic requirements.

        To meet the growth in the demand for high-speed data services, service providers are investing heavily to construct and upgrade the transmission foundation of the public network infrastructure worldwide. The public network infrastructure, which was originally built for voice traffic, is inadequate to handle data and must be rapidly upgraded. Current expenditures are spread across fiber deployment, dense wavelength division multiplexing ("DWDM") products, Synchronous Optical Network ("SONET") transmission equipment and more recently, intelligent optical networking solutions.

        Advances in emerging intelligent optical networking market should fundamentally change the architecture of the public network and create a host of new opportunities in infrastructure development, service delivery and applications. Intelligent optical networking offers a solution to public network scaling and high-speed service delivery.

        Intelligent optical networking will eventually deliver high speed data services provisioned over wavelengths and intelligent optical light paths. The flexibility and scalability of wave service is expected to offer service providers the ability to satisfy this demand for increased bandwidth while creating competitive differentiation in their service portfolio with "just-in-time" provisioning capability.

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

        Demand for fiber optic transmission components is driven by four factors: (i) fiber applications have expanded beyond traditional telephony applications and are being deployed in enterprise network backbones to support high-speed data communications; (ii) within access networks, fiber is rapidly expanding downstream toward end-users as access networks deploy "Fiber-in-the-Loop" and fiber to the curb ("FTTC") architectures to support services such as fast Internet access and interactive video; (iii) the growth of cellular communications and PCs requires fiber to be deployed both within and between cells; and (iv) the usage of fiber in short distances increases the demand for components as more are used per mile of fiber. As the size, number and complexity of these fiber networks increases, management expects that the demand for fiber optic components will grow significantly.

        Fiber Optic Transmission in Data Communications. As higher speed connections are implemented in LAN/WAN systems, fiber optic transmission becomes an essential element in computer networks. For transmission speeds of 100 Mbps and higher, and transmission distances of 100 meters and longer, fiber optic transmission must be deployed. Virtually all high-speed transmission standards, such as Fiber Distributed Data Interface ("FDDI"), Asynchronous

Transfer Mode ("ATM"), Fast Ethernet and Gigabit Ethernet, specify fiber optic media as the most practical technology for transmission. The steady rise in high-speed connections and the growth in the span of networks, including the need to connect remote workgroups, are driving the deployment of fiber optic cable throughout enterprise networks.

        Fiber Optic Transmission in Access Networks. To meet end users' increased demand for content, software and services, network operators must acquire additional bandwidth by either enhancing their existing networks or constructing new ones. Cable TV operators are increasingly seeking to provide general telecommunication services, high-speed Internet access and video-on-demand. As a result, they are now faced with the need to transmit "upstream," from customer premises to the cable TV operator and to send different signals to individual end-users. Similarly, local exchange carriers ("LECs") are implementing new technological standards, such as SONET and fiber-intensive architectures such as FTTC to enable high-speed Internet access and the delivery of cable TV and Internet services to the home. Management believes that deployment of and upgrades to these systems will increase the demand for the Company's fiber optic components that typically are better able to endure environmental factors, such as rain, snow, heat and wind, cost-effectively. In addition, cellular and PCS communications represent a fast emerging market for fiber optic networks, including their usage in the backbone and landline portion of wireless networks.

PRODUCTS AND TECHNOLOGY

        The Company's products fall into two groups (i) optical networking and internet infrastructure products, primarily subscribers' management, network element management, and physical layer, switching and routing management systems in fiber optic metropolitan networks and (ii) fiber optic components for the transmission of voice, video and data across enterprise, telecommunications and cable TV networks. The Company's advanced optical networking and Internet infrastructure solutions greatly enhance the functionality of of carrier and network service provider networks. The Company's fiber optic components incorporate proprietary technology, which delivers high performance under demanding environmental conditions.

OPTICAL NETWORKING AND INTERNET INFRASTRUCTURE PRODUCTS

        The Optical Networks family of products consist of multi-layer traffic management: at Layer 1 primarily with the Fiber Driver, at Layer 2 primarily with the OptiSwitch and at Layer 3 and above, with the OSR8000, Linux Router. The Company complements its optical networking and Internet infrastructure products with a family of optical transmission components and modules designed for transmission over fiber optic cable. These products enable the transmission of voice, data, and video across fiber and are also used in optical fiber test equipment.

        In-Reach. This product line manages Internet elements through secure remote monitoring of large service provider's sites.

        Fiber Driver. This line of products consists of high density, multi-media, multi-protocol, optical media converters and switches. The Fiber Driver family provides the interfaces between switches, hubs, routers and the fiber or copper plan to allow existing fiber to be used more efficiently, while providing network management across the entire LAN, WAN or metropolitan area network infrastructure. The Fiber Driver family maximizes the use of existing fiber by combining transmit and receive signals onto a single fiber strand freeing up the second strand in a fiber paid for additional data. Fiber Driver does this for all speeds of Ethernet as well as ATM, SONET, SDH ("Synchronous Digital Hierarchy"), a standard for synchronous data transmission on optical media and the international equivalent of SONET, and FDDI. In addition, the Fiber Driver family increases efficiency through a wave division multiplexing ("WDM") module.

        Fiber Optic Transceivers. These products consist of Ethernet and Fast Ethernet and converters fiber optic transceivers that enable campus or metropolitan deployment of Ethernet or Fast Ethernet networks through fiber optic interconnection of LANs to a distance of over 100 km, and multimode to single mode fiber for FDDI, ATM and SONET that extend the range of FDDI, ATM and SONET via fiber.

        Token Ring. These products consist of multimedia Token Ring hubs with fiber, coax, UTP and STP connectivity which extends the distance between segments of Token Ring networks, and fiber optic transceivers with multimode and single mode fiber, which allow flexible implementation of IBM mid-range and mainframe terminal connectivity.

        Mid-range Connectivity. These products consist of Twinax Star panels, multiplexers and repeaters which allow flexible implementation of IBM mid-range and mainframe terminal connectivity.

        WAN Connectivity Solutions.

        The Company provides access solutions between LANs and WANs and ISPs. Principal network access and Internetworking products are summarized below.

        EdgeBlaster. EdgeBlaster is a multi-function WAN access router that combines industry-standard routing protocols with state-of-the-art access technologies to allow branch and enterprise offices to connect users, employees and remote offices using the latest digital techniques. EdgeBlaster advances WAN access convergence technology by integrating a full range of WAN protocols for Internet and intranet, digital modems, voice technologies and VPNs in a single unit, replacing multi-device solutions such as routers and Remote Access Services.

        Network 9000. Network 9000 enables the integration of routing, switching, access serving and media concentration technologies. Primarily used at the central site of corporate networks and at the edge of ISP networks, the Network 9000 supports any combination of Ethernet, Token Ring, FDDI, ISDN, ATM, local and remote bridge/router connectivity.

        Network 3000. The Network 3000 family of branch office routers provides a modular, scalable solution geared toward accessing the corporate network and the Internet from remote offices. Any combination of Ethernet, ISDN, Frame Relay and asynchronous connections is available. RouteRunner is a low-cost ISDN router designed to meet the WAN needs of small offices, home offices and branch offices such as doctors' offices or sales offices.

        MAXserver. The MAXserver family of low-cost, scalable remote access server solutions enables terminals, PCs, modems, printers and other asynchronous devices to connect to the LAN and/or WAN. Ideal for supporting workgroups, the stackable MAXserver offers 8-40 ports (and up to 280 ports in the modular Network 9000 solution) to provide network access locally and remotely via dial-up services. A variety of protocols are supported including TCP/IP, IPX, and Appletalk. Security capabilities such as Kerberos, RADIUS, SecurID, password and dial-back are also offered.

FIBER OPTIC COMPONENTS

        The Company offers a family of optical transmission components and modules designed for transmission over fiber optic cable. These products address transmission of voice, data and video across fiber and are also used in optical fiber test equipment. The Company's products include discrete components, such as laser diodes and LEDs and integrated components such as transmitters, receivers and transceivers. The Company's components are used in data networks, telecommunication transmission and access networks. Management believes that the Company is benefiting from three major demand trends in this area: first, the growth of the market, especially computer networking and the access networks, by both LECs and cable TV providers; second, the convergence of datacom and telecom; and third, as transmission speed and capacity grow, a larger portion of all network traffic is transmitted via fiber optic versus copper wires.

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

PRODUCT DEVELOPMENT

        All of the Company's research and development projects are geared toward technological advances with the goal of enabling the Company to introduce innovative products early to market. New networking and fiber optic components are constantly introduced to the market. This product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer needs. MRV's research and product development strategy emphasizes continuing evaluation of emerging trends and technical challenges in order to identify new markets and product opportunities. The Company believes that its success is due in part to its ability to maintain sophisticated technology research programs while simultaneously focusing on practical applications to its customers' strategic needs. The following is a brief description of products under development.

        Red Sea product line. A growing number of Internet and application service providers as well as cable companies are rolling out new Internet network elements to provide lucrative services to a rapidly expanding subscriber base. Reliable, scaleable and customized subscriber management is therefore imperative for service provider customers. Recognizing this, MRV's Xyplex subsidiary is developing the Open Subscriber Management System. The Red Sea platform incorporates and integrates a number of technologies (IP Routing, ATM, RAS) and interfaces (DS1/DS3, OC-3, Digital Modems, Ethernet) that have been core competencies of Xyplex for many years. Feature sets of the Red Sea series encompass the termination of broadband traffic flowing from cable modem termination systems ("CMTS"), Digital Subscriber Line Aggregation Multiplexers ("DSLAM"), FTTC and Fiber to the Home Systems ("FTTH") and wireless systems.

        In Reach product line. In recent years, carrier central office facilities ("CO's") that were historically occupied by a single service provider are being occupied by an ever-expanding group of new service providers as a result of co-location agreements. Often such service providers demand new installations with many proprietary network elements and create a need for a solution that offers simple remote access, monitoring and control. Similar trends of expansion and consolidation are occurring with Cable TV and wireless providers. Each of these networks must have secure monitoring and management capabilities and these must be available to a large and diverse support force using different access methods. The Xyplex, NEBS compliant, In-Reach product line provides a customizable universal management platform, offering secure remote management for console access, alarm scan and distributions as well as environmental and power monitoring and control. Xyplex's comprehensive solutions offered in this product line are unmatched by the mostly smaller competitors who tend to focus in specific areas because of limited capabilities.

        OptiSwitch product line. A new generation of switching technology designed to provide fiber-rich solutions for service providers and carriers in large campus and metropolitan access networks, the OptiSwitch is designed to support applications such as FTTC, FTTH and even Fiber to the Desk. This product line consists of flexible chassis based layer 2 switches, plus a wide variety of high-performance fiber optic modules, with a relatively high port density. The OptiSwitch family of products include about 30 modules supporting Ethernet, fast Ethernet and Gigabit Ethernet, with a variety of fiber optic connectors. Advanced features include powerful optical transmission to support long distance transmission of over 100 km, wire speed performance to support a fully loaded configuration without degradation of speed, full network management and redundancy.

        Zuma Products. The Zuma Switch Router platform combines a high performing switch router engine with supercomputer processing power. The switch router engine provides 256 Gbps of wire speed bandwidth to support configurations of up to 126 Gigabit or 504 10/100Mb Ethernet ports. Zuma introduces a concept of network survivability with its intelligent fault tolerance and built-in redundancy. It is designed to meet customer requirements for traffic prioritization and bandwidth allocation with its ATM-like Quality of Service ("QoS") implementation and fine granularity of policy-based flow control. The supercomputing component consists of up to 64 high speed CPUs. A 256 Gbps system bus provides the necessary data transfer rates required for maximizing the multi-CPU performance. This processing power can be used to implement a wide range of standard and customized applications such as network-wide probing, subscriber and traffic management and high-end access device services.

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

        At December 31, 1999, the Company had 208 employees dedicated to research and product development. Research and development expenditures totaled approximately $13,093,000, $25,817,000, and $35,319,000 for years ended December 31, 1997, 1998 and 1999, respectively.

CUSTOMERS

        The Company has sold its products worldwide to over 500 diverse customers in a wide range of industries; primarily, data communications, telecommunications and cable. The Company anticipates that these customers will continue to purchase its products in the foreseeable future. No customer accounted for more than 10% of the Company's revenues in 1997, 1998 or 1999 Current customers include:

                  OPTICAL NETWORKING & INTERNET INFRASTRUCTURE

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

BANKING, FINANCE AND INSURANCE               ISP, ASP & OTHER
  - Bankgarot Sweden                          - ADP
  - Chase Manhattan Bank                      - America OnLine
  - GE Capital                                - Eastman Kodak
  - HBOC                                      - Sprint North Supply
  - Nationsbank                               - The Walt Disney Co.

                             FIBER OPTIC COMPONENTS

DATA COMMUNICATIONS                          TELECOMMUNICATIONS
  - Cabletron                                  - Broadband Network Inc.
  - Cisco Systems, Inc.                        - Ciena
  - Alcatel                                    - Marconi North America
  - Nortel Networks                            - Tellabs
  - Extreme Networks                           - Transcom

VIDEO AND VOICE COMMUNICATIONS               INSTRUMENTATION
  - Augat Communication Products Inc.          - EXFO
  - C-COR                                      - GN Nettest
  - General Instrument                         - Noyes Fiber Systems
  - Kathrein Werke                             - 3M
  - Texscan                                    - Wandel & Goltermann

MARKETING

        The Company markets and sells its products under the NBase Communications, MRV Communications, West Hills LAN Systems, Xyplex and Xyplex Networks brand names. Each product line has a dedicated sales and marketing organization. At December 31, 1999, the Company had 329 employees engaged in marketing and sales. The Company employs various methods, such as public relations, advertising, and trade shows to build awareness of its products. Public relations activities are conducted both internally and through relationships with outside agencies. Major public relation activities are focused around new product introductions, corporate partnerships and other events of interest to the market. The Company supplements its public relations through media advertising programs and attendance at various trade shows throughout the year, both in the United States and internationally.

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

        Through the Xyplex Acquisition, the Company added a network of over 300 VARs to its distribution channel. The Company seeks to build dedication and loyalty from its resellers by offering special programs, the most recent providing its reseller base of companies dedicated marketing resources and an exclusive training and support program to help them grow their business.

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

        International Sales. International sales accounted for approximately 60%, 59% and 58% of the Company's net revenues in 1997, 1998 and 1999, respectively.

MANUFACTURING

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

        The Company relies extensively on its own production capability for critical semiconductor lasers and LEDs used in its products. The Company's optical transmission production process involves (i) a wafer processing facility for semiconductor laser diode and LED chip manufacturing under stringent and accurate procedures using state-of-the-art wafer fabrication technology, (ii) high precision electronic and mechanical assembly, and (iii) final assembly and testing. Relevant assembly processes include die attach, wirebond, substrate attachment and fiber coupling. The Company also conducts tests throughout its manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. The Company performs final product tests on all of its products prior to shipment to customers. Many of the key processes used in the Company's products are proprietary; and, therefore, many of the key components of the Company's products are designed and produced internally. Because the Company manufactures these and other key components of its products at its own facility and such components are not readily available from other sources, any interruption of the Company's manufacturing process could have a material adverse effect on the Company's operations. Furthermore, the Company has a limited number of employees dedicated to the operation and maintenance of its wafer fabrication equipment, the loss of any of whom could result in the Company's inability to effectively operate and service such equipment. Wafer fabrication is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process and performance of the manufacturing equipment. There can be no assurance that the Company will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved resulting in product shipment delays, the Company's business, operating results and financial condition could be materially adversely affected. The Company believes that it has sufficient manufacturing capacity for growth in the coming years. In addition, at various times there have been shortages of parts in the electronics industry, and certain critical components have been subject to limited allocations. Although shortages of parts and allocations have not had a material adverse effect on the Company's results of operations, there can be no assurance that any future shortages or allocations would not have such an effect.

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

COMPETITION

        The communications equipment and component industry is intensely competitive. The Company competes directly with a number of established and emerging computer, communications and networking device companies. Direct competitors in optical networking and Internet infrastructure, Cisco Systems Inc., Lucent Technologies, Nortel Networks, and 3Com Corporation. Direct competitors in fiber optic components include AMP Incorporated, Fujitsu, Hewlett-Packard Company, Lucent Technologies Inc., Mitsubishi, NEC Electronics Inc., Ortel Corporation and Siemens Components, Inc. Many of the Company's competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than MRV. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which the Company competes offer customers a broader product line which provides a more comprehensive networking solution than the Company's products.

        In addition to competitors competing with products that perform similar functions there are also several alternative network technologies. For example, in the local access market, the Company's products compete with telephone network technology known as "ADSL." In this technology, digital signals are transmitted through existing telephone lines from the central office to the home. The Company also expects that competitive pricing pressures could result in price declines for the Company's and its competitors' products. Such increased competition, if not accompanied by decreasing costs, could result in reduced margins and loss of market share which would materially and adversely affect the Company's business, operating results and financial condition.

        The communications industry has become increasingly concentrated in recent years as a result of consolidation. This consolidation is likely to permit the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors.

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

        The Company has received notices from third party alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the senders in an effort to demonstrate that the Company's products and/or processes do not violate any patents. The Company is currently involved in such discussions with Lucent, Ortel, Rockwell and the Lemelson Foundation. The Company does not believe that any of its products or processes violates any of the patents asserted by these parties and the Company further believes that it has meritorious defenses if any legal action is taken by any of these parties. However if one or more of these parties was to assert a claim and gain a conclusion unfavorable to the Company such claims could materially and adversely affect the business, operating results and financial condition of the Company.

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

EMPLOYEES

        As of December 31, 1999, the Company had 996 full-time employees, including 5 executive officers, 368 in production, 329 in marketing and sales, 208 in research and development and 86 in general administration. None of the Company's employees are represented by a union or governed by a collective bargaining agreement, and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

        The Company's principal administrative, sales and marketing, research and development and manufacturing facility is located in Chatsworth, California. The facility covers approximately 17,700 square feet and is leased from an unaffiliated third party at an annual base rent of approximately $150,000 through the end of the lease term in February 2004. In addition, the Company leases space in buildings near its primary facility in Chatsworth. One of these facilities, consisting of approximately 49,900 square feet is leased from an unaffiliated third party at an annual base rent of approximately $455,000 with a term expiring in July 2004. A second facility, consisting of approximately 20,950 square feet, is leased from an unaffiliated third party at an annual base rental of approximately $131,000 with a term expiring in January 2003. A third facility covers approximately 12,800 square feet and is leased from an unaffiliated third party at an annual base rent of approximately $102,500 through March 2002.

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

        The Company has received notices from third party alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the senders in an effort to demonstrate that the Company's products and/or processes do not violate any patents. The Company is currently involved in such discussions with Lucent, Ortel, Rockwell and the Lemelson Foundation. The Company does not believe that any of its products or processes violates any of the patents asserted by these parties and the Company further believes that it has meritorious defenses if any legal action is taken by any of these parties. However if one or more of these parties was to assert a claim and gain a conclusion unfavorable to the Company such claims could materially and adversely affect the business, operating results and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 3, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which, among other things, the Company's entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

                                 Number of Votes


          Name                           For               Against or Withheld
          ----                           ---               -------------------
        Noam Lotan                    21,309,155                   27,960

        Shlomo Margalit               21,309,155                   27,960

        Igal Shidlovsky               21,309,155                   27,960

        Guenter Jaensch               21,309,155                   27,960

        Baruch Fischer                21,309,155                   27,960

        Daniel Tsui:                  21,309,155                   27,960

        The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, as to each matter were as follows:

               PROPOSAL                                                                FOR             AGAINST            ABSTAIN
               --------                                                             ----------        ---------           ------
        To approve amendments to the Company's 1997 Incentive and
        Nonstatutory Stock Option Plan To increase by 600,000 shares the number of shares of Common Stock that can be optioned and sold
        under such Stock Option Plan                                                18,615,185        2,629,203           92,727

        To ratify the selection of Arthur Andersen LLP as independent
        auditors for the Company for the fiscal year ending December 31, 1999       21,260,711           39,930           36,474

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


                                                   HIGH                  LOW
                                                 ---------            ---------
        1998:
          First Quarter ..........               $   29.00            $   21.13
          Second Quarter .........                   28.38                19.38
          Third Quarter ..........                   24.00                 5.06
          Fourth Quarter .........                    9.06                 5.13

        1999:
          First Quarter ..........               $    9.88            $    5.94
          Second Quarter .........                   14.06                 5.93
          Third Quarter ..........                   24.81                12.63
          Fourth Quarter .........                   65.63                19.44

     At March 20, 2000, the Company had 211 stockholders of record, as indicated on the records of the Company's transfer agent, who held, management believes, for approximately 14,010 beneficial holders.

        The Company has never declared or paid cash dividends on the Common Stock since its inception. The Company currently intends to retain all of its earnings, if any, for use in the operation and expansion of its business and does not intend to pay any cash dividends to its stockholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected statement of operations data for the three years in the period ended December 31, 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from the financial statements and notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included elsewhere herein. The selected statement of operations data for the two years in the period ended December 31, 1996 and the balance sheet data as of December 31, 1994, 1995 and 1996 were derived from audited financial statements of the Company not included herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Report.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                                   Year ended December 31,
                                                             -----------------------------------------------------------------
                                                               1995           1996         1997          1998          1999
                                                             ---------     ---------     ---------     ---------     ---------
                                                                     (In thousands, except per share amounts)
Revenues, net ...........................................    $  39,202     $  88,815     $ 165,471     $ 264,075     $ 288,524
Cost of goods sold ......................................       22,608        51,478        94,709       162,284       197,442
Write-down of discontinued products .....................           --            --            --         3,101        13,761
Research and development expenses .......................        4,044         8,201        13,093        25,817        35,319
Selling, general and administrative expenses ............        6,799        14,025        27,365        56,753        71,757
                                                             ---------     ---------     ---------     ---------     ---------
Operating income (loss) before purchased technology in
progress and restructuring costs ........................        5,751        15,111        30,304        16,120       (29,755)
Purchased technology in progress(1) .....................        6,211        17,795            --        20,633            --
Restructuring costs(1) ..................................        1,465         6,974            --        15,671            --
                                                             ---------     ---------     ---------     ---------     ---------
Operating income (loss) .................................       (1,925)       (9,658)       30,304       (20,184)      (29,755)
Other income (expense), net .............................          654           153         2,744         6,819         4,822
Interest expense(2) .....................................           --        (4,357)         (843)       (2,480)       (4,500)
                                                             ---------     ---------     ---------     ---------     ---------
Income (loss) before provision for income taxes, minority
interests and extraordinary item ........................       (1,271)      (13,862)       32,205       (15,845)      (15,672)
Provision (credit) for income taxes .....................            2        (4,404)        9,474         5,707        (2,153)
Minority interests ......................................           --           196           146         1,345          (610)
Gain on repurchase of convertible notes, net of tax .....           --            --            --         2,791            --
                                                             ---------     ---------     ---------     ---------     ---------
Net income (loss)(1) ....................................    $  (1,273)    $  (9,654)    $  22,585     $ (20,106)      (12,909)
                                                             =========     =========     =========     =========     =========
Net income (loss)  per share - Basic(1) .................    $   (0.07)    $   (0.49)    $    0.95     $   (0.76)        (0.48)
                                                             =========     =========     =========     =========     =========
Net income (loss)  per share - Diluted(1) ...............    $   (0.07)    $   (0.49)    $    0.88     $   (0.76)        (0.48)
                                                             =========     =========     =========     =========     =========
Shares used in per share calculation - Basic ............       18,377        19,739        23,670        26,532        26,960
Shares used in per share calculation - Diluted ..........       18,377        19,739        25,734        26,532        26,960

CONSOLIDATED BALANCE SHEET DATA:

                                                                                        At December 31,
                                                             -----------------------------------------------------------------
                                                                1995          1996          1997          1998          1999
                                                             ---------     ---------     ---------     ---------     ---------
                                                                                  (In thousands)
Working capital .........................................    $  22,019     $  56,973     $ 111,559     $ 115,318     $ 106,425
Total assets ............................................       33,307        96,943       236,236       320,192       314,533
Long-term  debt, net of current portion .................          271        18,892         2,853        94,317        94,409
Stockholders' equity ....................................       25,258        41,771       189,969       174,429       166,815


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

(2) Interest expenses for the years ended December 31, 1996 and 1997 were in connection with the private placement of $30 million principal amount of Debentures, the proceeds from which the Company used to finance the cash portion of the Fibronics Acquisition. Interest expenses for the year ended December 31, 1998 and 1999 were connected with the private placement of $100 million principal amount of 5% Convertible Subordinated Notes.

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

GENERAL

        Since its inception in 1988, the Company has manufactured and marketed semiconductor optical transmission products for the fiber optics communications industry. In 1993, the Company expanded its product line to include products incorporating Ethernet switching technology that improved network throughput and enhanced efficiency of LANs and introduced its first switch marketed under the NBase trademark in the fourth quarter of 1993. During 1994, the Company expanded commercial shipments of its LAN switching products. In 1995, the Company augmented its networking products with the acquisitions of certain assets of Galcom and Ace, which resulted in charges of $6,211,000 and $1,465,000 for purchased technology in progress and restructuring, respectively. Net revenues from sales of networking products and semiconductor optical transmission products were approximately 76.1% and 23.9%, respectively, during the year ended December 31, 1997,approximately 81.5% and 18.5%, respectively, during the year ended December 31, 1998 and approximately 77.1% and 22.9%, respectively, during the year ended December 31, 1999.

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

     In September 1996, the Company completed a private placement of an aggregate of $30,000,000 principal amount of 5% convertible subordinated debentures due August 6, 1999 (the "Debentures"). Proceeds from this private placement were used to purchase the Fibronics Business. The Debentures were convertible into Common Stock of the Company at any time at the option of the holders at a discount from the market price of the Common Stock at the time of conversion that decreased over the life of the Debentures until it reached a floor. The Company recorded a non-recurring, non-cash charge to its results of operations for the years ended December 31, 1996 and 1997 related to the issuance of the Debentures in the amounts of $4,357,000 and $843,000, respectively. The outstanding principal and accrued interest on the Debentures were paid in full at April 4, 1997 through conversion into Common Stock. See "Liquidity and Capital Resources" below.

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

        The Company's international sales are not concentrated in any specific country. The estimated operating profit from international sales for the years ended December 31, 1997, 1998 and 1999 were $18,113,000, $11,733,000 and $[ ]
respectively. At December 31, 1997, 17.1% of the Company's assets were located in the Middle East. At December 31, 1998, and 1999, the Company's assets in the Middle East were not material. At December 31, 1997, 1998 and 1999 14.4%, 20.7% and [ ]%, respectively, of the Company's assets were located in the European Community. Except for such assets, there were no significant assets located in geographic regions outside of the U.S. at December 31, 1997, 1998 or 1999.


RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of net revenues.


                                                               Year ended December 31,
                                                             ---------------------------
                                                             1997        1998       1999
                                                             -----      -----      -----
Revenues, net ...........................................    100.0%     100.0%     100.0%
Cost of goods sold ......................................     57.2       62.6       68.4
Research and development expenses .......................      7.9        9.8       12.2
Selling, general and administrative expenses ............     16.5       21.5       24.9
                                                             -----      -----      -----

Operating income (loss) before purchased technology in
  progress and restructuring costs ......................     18.3        6.1       (5.4)
Purchased technology in progress ........................       --        7.8         --
Restructuring costs .....................................       --        5.9         --
                                                             -----      -----      -----
Operating income (loss) .................................     18.3       (7.6)      (5.5)
Other income, net .......................................      1.7        2.6        0.3
Interest expense related to convertible debentures/notes      (0.5)      (0.9)      (1.6)
                                                             -----      -----      -----
Income (loss) before provision for income taxes, minority
  interests and extraordinary item ......................     19.5       (6.0)      (3.5)
Provision (credit) for income taxes .....................      5.7        2.2       (0.7)
Minority interests ......................................     (0.1)      (0.5)      (0.2)
Gain on repurchase of convertible notes, net of tax .....       --        1.1         --
                                                             -----      -----      -----
Net income (loss) .......................................     13.6%      (7.6)%     (4.5)%
                                                             =====      =====      =====


YEARS ENDED DECEMBER 31, 1999 AND 1998

        Revenues. Revenues for the year ended December 31, 1999 were $288,524,000, compared to $264,075,000 for the year ended December 31, 1998, an increase of 9.3%. Revenues from sales of networking products and optical transmission products were 77.1% and 22.9%, respectively, of total revenues during the year ended December 31, 1999 as compared to 81.5% and 18.5%, respectively, of total revenues during the year ended December 31, 1998. Revenues increased as a result of greater marketing efforts and greater market acceptance of the Company's products, both domestically and internationally. International sales accounted for approximately 57.7% of revenues for year ended December 31, 1999, as compared to 59.3% of revenues for year ended December 31, 1998.

        Gross Profit. Gross profit for the year ended December 31, 1999 was $91,082,000 compared to $98,690,000 for the year ended December 31, 1998. Gross Profit as a percentage of revenues decreased from 37.4% during the year ended December 31, 1998 to 31.6% for the year ended December 31, 1999 as a result of the Company's decision to exit the LAN switching business. During the last two years the Company endured intense price competition from large competitors. The Company had planned to compensate for such price competition by introducing new lower cost products during 1998. The Company did begin shipping such products during the last quarter of 1998 however the commoditization of these products and the volume manufacturing advantages of larger competitors were too difficult for the Company to overcome. Therefore the Company decided to exit the LAN switching business and in connection with this decision recorded a charge of $13,761,000 primarily to write off inventory in connection with this decision.

        Research and Development. For the years ended December 31, 1999 and 1998, research and development expenses ("R&D") expenses were $35,319,000 and $25,817,000, respectively. R&D expenses as a percentage of revenues increased from 9.8% of revenues during year ended December 31, 1998, to 12.2% of revenues for year ended December 31, 1999. This increase was primarily caused by additional development projects commenced during the year and associated personnel costs as well as increased expenses resulting from personnel added to existing projects. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

        Selling, General and Administrative. For the years ended December 31, 1999 and 1998, selling, general and administrative ("SG&A") expenses increased to $71,757,000 from $56,753,000. As a percentage of revenues, SG&A increased from 21.5% for the year ended December 31, 1998 to 24.9% for the year ended December 31, 1999. The increases in SG&A expense, both in dollar amounts and as a percentage of sales were due primarily to substantially increased marketing efforts as well as the addition of personnel and overhead costs in additional and expanded locations.

        Purchased Technology in Progress and Restructuring Costs. Purchased technology in progress for the year ended December 31, 1998 was $20,633,000. The purchased technology in 1998 was related to R&D projects of Xyplex in progress at the time of the Xyplex Acquisition on January 30, 1998, which had not yet reached technological feasibility and for which the Company had no alternative future use. Restructuring costs during the year ended December 31, 1998 were $15,671,000. The restructuring costs in 1998 were associated with a plan adopted by the Company in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The restructuring costs incurred in first quarter of 1998 as a result of the Xyplex Acquisition was offset by a restructuring credit of $7,523,000 booked during the last quarter of 1998 in connection with Company's decision to consolidate the Xyplex and NBase organizations. This credit principally resulted from the renegotiation of Xyplex' lease in Littletown, Massachusetts and a reevaluation reducing the anticipated cost of discontinuing some of Xyplex' legacy products. The Company did not incur these charges or receive a similar credit in 1999.

        On June 26, 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. In November 1998 the Company repurchased $10,000,000 face amount of these notes. The Company recorded a gain of $2,791,000, net of tax, when it repurchased the notes at a discount from par during the last quarter of 1998. The outstanding notes resulted in interest expense of $2,480,000 for the year ended December 31, 1998 and $4,500,000 for the year ended December 31, 1999.

        Net Loss. The Company reported a net loss of $12,909,000 for the year ended December 31, 1999. This compares to a net loss of $20,106,000 for the year ended December 31, 1998. Net income for the year ended December 31, 1999 would have been $852,000, excluding charges of $13,761,000 associated with the decision to exit the LAN switching business compared to net income $14,869,000 for the year ended December 31, 1998 excluding charges related to the Xyplex Acquisition of $20,633,000 for purchased technology in progress and $15,671,000 for restructuring and the $3,101,000 write-down of discontinued products and a $4,430,000 gain on the repurchase of the Notes during the fourth quarter of 1998.

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

     Gross Profit; Gross profit for the year ended December 31, 1998 was $98,690,000 compared to $70,762,000 for the year ended December 31, 1997. The changes represented an increase of $27,928,000 or 39.5% for the year ended December 31, 1997. Gross Profit as a percentage of revenues decreased from 42.8% during the year ended December 31, 1997 to 37.4% for the year ended December 31, 1998 as a result of intense price competition from competitors. The Company had planned to compensate for such price competition by introducing new lower cost products during the latter half of 1998. However, while the Company did begin shipping such products during the last quarter of 1998, they were introduced too late in the year to make meaningful contributions to revenue.

        During the last quarter of 1998, the Company determined to discontinue some of its low-end networking products that were not sufficiently profitable and this resulted in a write-down of $3,101,000.

        Research and Development. For the years ended December 31, 1998 and 1997, R&D expenses were $25,817,000 and $13,093,000, respectively. R&D expenses as a percentage of revenues increased from 7.9% of revenues during year ended

December 31, 1997, to 9.8% of revenues for year ended December 31, 1998. This increase was primarily caused by additional developed projects commenced during the year and associated personnel costs as well as increased expenses resulting from personnel added to existing projects.. The Company intends to continue to invest in the research and development of new products. Management believes that the ability of the Company to develop and commercialize new products is a key competitive factor.

        Selling, General and Administrative. For the years ended December 31, 1998 and 1997, SG&A expenses increased to $56,753,000 from $27,365,000. As a percentage of revenues, SG&A increased from 16.5% for the year ended December 31, 1997 to 21.5% for the year ended December 31, 1998. The increases in SG&A expense, both in dollar amounts and as a percentage of sales were due primarily to substantially increased marketing efforts as well as the addition of personnel and overhead costs in additional and expanded locations.

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



                                                      (Amounts in thousands)
                                                                1997                                          1998
                                         -----------------------------------------------------       ------------------------
                                            Q1             Q2             Q3             Q4             Q1             Q2
                                         --------       --------       --------       --------       --------        --------
Revenues, net ....................       $ 35,564       $ 39,528       $ 41,979       $ 48,400       $ 60,826        $ 65,742
Gross profit .....................         15,388         16,643         18,174         20,557         26,821          28,993

Operating income (loss) before
  purchased technology in progress
  and restructuring costs ........          6,865          7,370          8,131          7,938          9,978          11,385
Operating income (loss) ..........          6,865          7,370          8,131          7,938        (33,849)         11,385
Net income (loss) ................          4,343          5,209          5,922          7,111        (30,221)          8,528


                                         (Amounts in thousands)
                                                  1998                                            1999
                                        ------------------------        ------------------------------------------------------
                                            Q3             Q4              Q1               Q2             Q3            Q4
                                         --------       --------        --------        --------       --------       --------
Revenues, net ....................       $ 62,624       $ 74,883        $ 70,116        $ 73,251       $ 71,254       $ 73,903
Gross profit .....................         24,280         18,596          23,750          25,656         26,601         15,075

Operating income (loss) before
  purchased technology in progress
  and restructuring costs ........          1,619         (6,862)           (560)          1,192          1,593        (18,219)
Operating income (loss) ..........          1,619            661            (560)          1,192          1,593        (18,219)
Net income (loss) ................          1,348            239            (909)            525            567        (13,092)


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

        Net cash provided by operating activities for the year ended December 31, 1999 was $2,027,000. Net cash provided by investing activities for the year ended December 31, 1999 was $6,225,000. The net cash provided by investing activities came primarily from the maturity or sale of U.S. Treasuries offset by purchases of U.S. Treasuries and property and equipment. Net cash provided by financing activities was $10,914,000 out of which $8,000,000 came from the exercise of warrants to purchase stock by Intel Corporation.

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

        Net cash used in operating activities for the years ended December 31, 1997 was $54,596,000. The funds were used primarily for increased inventories and receivables as a result of increased revenues. Net cash provided by financing activities for the years ended December 31, 1997 and 1996 were $95,153,000 and $38,882,000, respectively. The cash provided by financing activities in 1997 came principally from the proceeds from the 1997 Public Offering, which were partially offset by the repurchase of the Common Stock from Elbit. Net cash used in investing activities for the year ended December 31, 1997 was $87,454,000. The cash used in investing activities was primarily used to purchase investments in U.S. Government securities.

        Accounts receivable were $60,637,000 at December 31, 1999 as compared to $54,596,000 at December 31, 1998. The increase in accounts receivable was primarily attributable to the increase in overall sales.

     Inventories were $35,392,000 at December 31, 1999 as compared to $47,467,000 at December 31, 1998. The decrease in inventories was primarily attributable to the writedown of LAN switching inventories as a result of the Company's decision to exit this business.

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

POST-RETIREMENT BENEFITS

        The Company does not provide post-retirement benefits affected by SFAS 106 "Employers' Accounting For Post-retirement Benefits Other Than pensions."

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company will adopt the statement in January 2001 and does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

YEAR 2000

        Many computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the change in the century. Prior to December 31, 1999 the Company completed a company-wide Year 2000 compliance program ("Y2K Program"). The Y2K Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The Company incurred approximately $500,000 to implement its Y2K Program and believes that the Y2K Program was responsible for a successful transition without interruption in, or a failure of, normal business activities or operations at the turn of the century.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Report:


                                                                                     PAGE
                                                                                     ----
Report of Independent Public Accountants ......................................       F-1

Consolidated Balance Sheets as of December 31, 1998 and 1999 ..................       F-2

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1999 .............................       F-5

Consolidated Statements of Stockholders' Equity and Compensation Income
for each of the three years in the period ended December 31, 1999 .............       F-7

Consolidated Statements of Cash Flows for each of the three years in
the period ended December 31, 1999 ............................................       F-8

Notes to Consolidated Financial Statements ....................................       F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MRV Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MRV COMMUNICATIONS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States


ARTHUR ANDERSEN LLP




Los Angeles, California
February 22, 2000

MRV COMMUNICATIONS, INC.

Consolidated Balance Sheets - December 31, 1998 and 1999

                                     Assets
                                 (in thousands)
                                                                      1998                1999
                                                                  ------------       ------------
Current Assets:
  Cash and cash equivalents                                          $  20,692          $   34,330
  Short-term investments                                                30,493              10,141
  Accounts receivable, net of allowance of
    $8,487 in 1998 and $8,451 in 1999                                   54,596              60,637
  Inventories                                                           47,467              35,392
  Refundable income taxes                                                   -                3,216
  Deferred income tax asset                                              5,035               6,907
  Other current assets                                                   5,508               6,336
                                                                --------------      --------------
          Total current assets                                         163,791             156,959
                                                                --------------      --------------

Property and Equipment, at cost:
  Building                                                               3,814               3,814
  Machinery and equipment                                               10,141              12,598
  Furniture and fixtures                                                 3,906               4,233
  Computer hardware and software                                         9,169              12,913
  Leasehold improvements                                                 1,528               3,053
                                                                --------------      --------------
                                                                        28,558              36,611
  Less - Accumulated depreciation and amortization                      (9,201)            (17,011)
                                                                --------------      --------------
                                                                        19,357              19,600
                                                                --------------      --------------
Other Assets:
  Investments                                                          100,138             101,936
  Deferred income tax asset                                              5,661               5,324
  Intangibles and goodwill, net of accumulated
    amortization of $3,405 in 1998
    and $7,380 in 1999                                                  26,666              27,214
  Other                                                                  4,579               3,500
                                                                --------------      --------------
                                                                       137,044             137,974
                                                                --------------      --------------
                                                                     $ 320,192          $  314,533
                                                                ==============      ==============

The accompanying notes are an integral part of these consolidated balance sheets.

MRV COMMUNICATIONS, INC.

Consolidated Balance Sheets - December 31, 1998 and 1999

                      Liabilities and Stockholders' Equity
                                 (in thousands)
                                                                       1998                1999
                                                                   ------------       ------------
Current Liabilities:
  Current portion of capital
    lease obligations                                                $     185          $      198
  Accounts payable                                                      29,757              33,455
  Accrued liabilities                                                   13,606              15,403
  Accrued restructuring cost                                                82                  -
  Income taxes payable                                                     445                  -
  Deferred revenue                                                       4,398               1,478
                                                                 -------------       -------------
          Total current liabilities                                     48,473              50,534

Long-Term Liabilities:
  Convertible notes                                                     90,000              90,000
  Capital lease obligations, net of
    current portion                                                      1,400               1,481
  Other long-term liabilities                                            2,917               2,928
                                                                 -------------       -------------
          Total long-term liabilities                                   94,317              94,409
                                                                 -------------       -------------
Commitments and Contingencies (Note 9)

Minority Interest                                                        2,973               2,775

Stockholders' Equity:
  Preferred stock, $0.01 par value:
    Authorized - 1,000 shares;
      no shares issued or outstanding                                       -                   -
  Common stock, $0.0034 par value:
    Authorized - 80,000 shares
    Issued and outstanding - 26,639
      shares in 1998 and 28,117 in 1999, respectively                       88                 124
Additional paid-in capital                                             180,656             191,440
  Retained deficit                                                      (5,471)            (18,377)
  Treasury stock, at cost                                                 (133)               (133)
  Accumulated other comprehensive loss                                    (711)             (6,239)
                                                                 -------------       -------------
          Total stockholders' equity                                   174,429             166,815
                                                                 -------------       -------------
                                                                     $ 320,192           $ 314,533
                                                                 =============       =============


The accompanying notes are an integral part of these consolidated balance sheets.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Operations
For the Three Years Ended December 31, 1999
(in thousands, except for per share data)



                                                        1997                 1998               1999
                                                    ------------         ------------       ------------
Revenues, net:                                        $  165,471           $  264,075         $  288,524
                                                   -------------        -------------     --------------
Costs and Expenses:
  Cost of goods sold                                      94,709              165,385            197,442
  Research and development expenses                       13,093               25,817             35,319
  Selling, general and
    administrative expenses                               27,365               56,753             71,757
  Purchased technology in progress                            -                20,633                 -
  Restructuring costs                                         -                15,671                 -
                                                   -------------        -------------     --------------
                                                         135,167              284,259            304,518
                                                   -------------        -------------     --------------
          Operating income (loss)                         30,304              (20,184)           (15,994)
                                                   -------------        -------------     --------------
Other Income (Expense):
  Interest expense related to convertible
     debentures and acquisition                             (843)                  -                  -
  Interest expense related to convertible notes               -                (2,480)            (4,500)
  Minority interest                                         (146)              (1,345)               610
  Interest income, net                                     2,744                6,819              4,822
                                                   -------------        -------------     --------------
                                                           1,755                2,994                932
                                                   -------------        -------------     --------------
          Income (loss) before provision
            (benefit) for income taxes
            and extraordinary item                        32,059              (17,190)           (15,062)
Provision (Benefit) for Income Taxes                       9,474                5,707             (2,153)
                                                   -------------        -------------     --------------
Income (Loss) before Extraordinary Item                   22,585              (22,897)           (12,909)
                                                   -------------        -------------     --------------
Extraordinary Item--
  Gain on repurchase of convertible
  notes, net of tax of $1,639                                 -                 2,791                 -
                                                   -------------        -------------     --------------
Net Income (Loss)                                     $   22,585          $   (20,106)       $   (12,909)
                                                   =============        =============     ==============

Earnings (Loss) per Common Share Information:
   Basic earnings (loss) per common share             $     0.95          $     (0.76)       $     (0.48)
   Diluted earnings (loss) per common share           $     0.88          $     (0.76)       $     (0.48)
                                                   =============        =============     ==============
Weighted Average Number of Common
  Shares Outstanding:
    Basic                                                 23,670               26,532             26,960
    Diluted                                               25,734               26,532             26,960
                                                   =============        =============     ==============

MRV COMMUNICATIONS, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Loss) For the Three Years Ended December 31, 1999

                                            Common Stock       Additional   Retained                  Other
                                        ---------------------    Paid-In    Earnings    Treasury   Comprehensive
                                          Shares      Amount     Capital    (Deficit)     Stock    Income (loss)     Total
                                        ---------   ---------  ----------   ---------   --------   -------------   ---------
Balance, December 31, 1996                21,286    $      70   $  49,636   $  (7,950)   $    --      $      15    $  41,771

  Issuance of common stock in
     connection with public offering       2,785            9      93,311        --           --           --         93,320
  Issuance of common stock in
     connection with the acquisition
     of Fibronics Ltd.                       275            1       6,299        --           --           --          6,300
  Return of shares held relating
     to Fibronics Ltd.                      (137)        --          --          --           --           --           --
  Conversion of debentures                 1,013            4      17,737        --           --           --         17,741
  Exercise of stock warrants
     and options                           1,138            4       8,464        --           --           --          8,468
  Interest expense related to
     convertible debentures and
    acquisition                             --           --           427        --           --           --            427
Comprehensive Income:
  Translation adjustments                   --           --          --          --           --           (643)        (643)
  Net income                                --           --          --        22,585         --           --         22,585
                                                                                                                   ---------
Comprehensive Income                        --           --          --          --           --           --         21,942
                                       ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1997                26,360           88     175,874      14,635         --           (628)     189,969

  Exercise of stock warrants
     and options                             303         --         1,510        --           --           --          1,510
  Issuance of warrants in connection
     with the acquisition of Xyplex         --           --         3,272        --           --           --          3,272
  Purchase of treasury stock                 (24)        --          --          --           (133)        --           (133)
Comprehensive Income:
  Translation adjustments                   --           --          --          --           --            (83)         (83)
  Net loss                                  --           --          --       (20,106)        --           --        (20,106)
                                                                                                                   ---------
Comprehensive loss                          --           --          --          --           --           --        (20,189)
                                       ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1998                26,639           88     180,656      (5,471)        (133)        (711)     174,429

  Exercise of stock warrants
     and options                           1,078           10       2,810        --           --           --          2,820
  Exercise of stock warrants
     by Intel Corporation                    400           26       7,974        --           --           --          8,000
  Other                                     --           --          --             3         --           --              3
Comprehensive Income:
  Translation adjustments                   --           --          --          --           --         (5,528)      (5,528)
  Net loss                                  --           --          --       (12,909)        --           --        (12,909)
                                                                                                                   ---------
Comprehensive loss                          --           --          --          --           --           --        (18,437)
                                       ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1999                28,117    $     124   $ 191,440   $ (18,377)   $    (133)   $  (6,239)   $ 166,815
                                       =========    =========   =========   =========    =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows
For the Three Years Ended December 31, 1999
(in thousands)


                                                                       1997                 1998               1999
                                                                   ------------         ------------       ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                $   22,585           $  (20,106)         $ (12,909)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization                                     1,439                7,902             12,501
      Provision for losses on accounts receivable                       1,951                2,591              1,414
      Deferred income taxes                                               185                1,408             (1,302)
      Realized gain on investment                                        (215)              (2,535)                -
      Purchased technology in progress                                     -                20,633                 -
      Extraordinary gain on repurchase
        of convertible notes                                               -                (2,791)                -
      Interest related to convertible
        debentures and acquisition                                        843                   -                  -
      Other                                                                37                  324                 -
      Minority interests' share of income (loss)                          146                1,345               (610)
Changes in assets and liabilities, net of effects
  from acquisitions:
    Accounts receivable                                               (22,568)              12,263             (7,455)
    Inventories                                                       (21,867)               3,453             12,075
    Other assets                                                       (2,824)               2,008               (519)
    Accounts payable                                                   17,435              (19,505)             3,698
    Accrued liabilities and
      restructuring                                                    (2,092)              (7,438)             1,715
    Income taxes payable                                                3,622               (7,006)            (3,661)
    Customer deposits                                                  (1,207)                  -                  -
    Accrued severance pay                                                (231)                  -                  -
    Deferred revenue                                                 -                         508             (2,920)
                                                                -------------        -------------       ------------
          Net cash used in (provided by) operating activities          (2,761)              (6,946)             2,027
                                                                -------------        -------------       ------------


                                                                      1997                 1998               1999
                                                                  ------------         ------------       ------------
Cash Flows from Investing Activities:
  Purchases of property and equipment                             $   (1,207)          $   (6,337)        $   (8,053)
  Purchases of investments                                          (148,948)            (206,846)           (19,242)
  Proceeds from sale of investments                                   67,990              173,714             38,293
  Cash used in acquisitions, net of cash received                     (5,289)             (44,695)            (4,773)
                                                               -------------        -------------       ------------
          Net cash (used in) provided by investing activities        (87,454)             (84,164)             6,225
                                                               -------------        -------------       ------------
Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                          99,638                1,510             10,820
  Repurchase of common stock issued in
    connection with acquisition                                       (4,230)                 -                   -
  Proceeds from issuance of
    convertible debentures                                                -                96,423                 -
  Principal payments on capital lease obligations                       (255)                 (62)                94
  Repurchase of convertible notes                                         -                (5,300)                -
  Purchase of treasury stock                                              -                  (133)                -
                                                               -------------        -------------       ------------
          Net cash provided by financing activities                   95,153               92,438             10,914
                                                               -------------        -------------       ------------
Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                                             (151)                 (64)            (5,528)

Net Increase In Cash and Cash Equivalents                              4,787                1,264             13,638

Cash and Cash Equivalents, beginning of year                          14,641               19,428             20,692
                                                               -------------        -------------       ------------
Cash and Cash Equivalents, end of year                            $   19,428           $   20,692          $  34,330
                                                               =============        =============       ============








The accompanying notes are an integral part of these consolidated financial statements.

MRV COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements
December 31, 1999


1.   Business

MRV Communications, Inc. (the Company) is in the business of investing and managing growth companies in optical technology and Internet infrastructure.
The Company's core operations design, manufacture, market and sell high speed network switching and fiber optic transmission systems which enhance the performance of existing data and telecommunications networks. The Company sells two groups of products: (1) computer networking products, primarily Ethernet local area network (LAN) switches, wide area network (WAN) and remote access devices, and (2) fiber optic components for the transmission of voice, video and data across enterprise telecommunications and cable TV networks. The Company's networking solutions enhance the functionality of LAN's and WAN's by reducing network congestion while allowing end users to preserve their investments in pre-existing networks and providing cost-effective migration paths to next generation technologies such as Gigabit Ethernet. The Company markets and sells its products both domestically and internationally.

2.   Summary Of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBase Communications, Inc., NBase Communications, Ltd. (Nbase Ltd.), NBase Europe GmbH (Nbase Europe), NBase Fibronics, Ltd. (Fibronics), Netsoft Solutions, Ltd. (Netsoft), Turnkey, Kempton Communications, Nbase-Xyplex, its 80 percent-owned subsidiary, EDSLAN SRL (EDS), its 60 percent-owned subsidiary, Tecnonet and its 62.5 percent-owned subsidiary, RDS. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation

The financial statements of NBase Ltd. and Fibronics have been prepared in U.S. dollars as the currency of the primary economic environment in which the operations of these companies are conducted is the U.S. dollar. Thus, the functional currency of these companies is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     The Company realizes revenue from sales of hardware products, from the sale of related software and from maintenance contracts. Revenue on product sales is recognized at the time of shipment. Revenue related to software and software maintenance contracts is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, "Software Revenue Recognition." Maintenance revenues for customer support are deferred and recognized ratably over the term of the maintenance period, generally one to three years.

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

     Investments

     The Company accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     At December 31, 1998 and 1999, short and long-term investments consisted principally of U.S. Treasury notes. As defined by SFAS No. 115, the Company has classified its investments in these debt securities as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 1998 and 1999. All short-term investments mature by December 2000.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of material, labor and overhead.

     Inventories consisted of the following as of December 31, 1998 and 1999 (in thousands):


                                                                  1998          1999
                                                              ------------ ------------

         Raw materials                                           $17,409     $  8,475
         Work-in-process                                          10,118        8,083
         Finished goods                                           19,940       18,834
                                                                --------     --------
                                                                 $47,467      $35,392
                                                                ========     ========

     Software Development Costs

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in the Company's circumstances occurs when a working model is completed. After technological feasibility is established, additional costs would be capitalized.

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

     Intangibles and Goodwill

     The intangibles and goodwill resulted from the Company's acquisitions between 1995 through 1999. It is amortized on a straight-line basis over 8 to 12 years. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value will be recovered through future expected operating results.

     Statements of Cash Flows

     Cash paid for income taxes was $5,473,000 in 1997, $9,945,000 in 1998 and $1,652,000 in 1999. Cash paid for interest was $214,000 in 1997, $2,569,000 in 1998 and $4,887,000 in 1999.

     In 1997, $17,325,000 of convertible debentures and $843,000 of interest were converted into approximately 1,013,000 shares of common stock. Also, the Company received $2,150,000 of tax benefits relating to the exercise of non-qualified stock options.

     These non-cash transactions are excluded from the accompanying consolidated statements of cash flows.

     Common Stock Splits

     On March 3, 2000, the Company announced a 2 for 1 stock split of its common stock to be effected on or around May 10, 2000. Share amounts set forth in these consolidated financial statements have not been retroactively restated to give effect to the stock split.

     Net Income (loss) per Common Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share."

     The following schedule summarizes the information used to compute earnings per common share (in thousands except per share data) for the three years ended December 31, 1999:

                                                                1997            1998              1999
                                                            ------------    ------------      ------------
         Income (loss) before extraordinary item            $   22,585      $  (22,897)       $  (12,909)

         Extraordinary item-gain on repurchase
           of convertible notes, net of the tax (see
           Note 5)                                                 -             2,791               -
                                                            ----------      ----------        ----------
         Net income (loss)                                  $   22,585     $   (20,106)      $   (12,909)
                                                            ==========     ===========       ===========
         Weighted average number of common
           shares used to compute basic net income
           per common share                                     23,670          26,532            26,960

         Dilutive effect of common share equivalents             2,064              -                -
                                                            ----------      ----------        ----------
         Weighted average number of common
           shares used to compute diluted net income
           per common share                                     25,734          26,532            26,960
                                                             =========      ==========        ==========

         Basic income (loss) per common share
           before extraordinary item                             0.95            (0.86)           (0.48)

         Diluted  income (loss) per common
           share before extraordinary item                       0.88            (0.86)           (0.48)

         Effect of extraordinary item per basic
           common share                                          -                0.11             -

         Effect of extraordinary item per
           diluted common share                                  -                0.11             -

         Basic net income (loss) per common share                0.95            (0.76)           (0.48)

         Diluted net income (loss) per common share              0.88            (0.76)           (0.48)

     Recently Issued Accounting Standards

     In June 1998 and June 1999 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company will adopt the statement in January 2001 and does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with current year's presentation.

3.   Acquisitions

     EDSLAN

     In May 1996, the Company purchased 50 percent of the outstanding stock of EDSLAN SRL, an Italian networking company. The purchase price paid by the Company was approximately $1,050,000. The purchase agreement provides for the Company to receive 80 percent of EDS' profits or losses from the date of acquisition. In June and November 1997, the Company purchased an additional 10 percent of the outstanding stock of EDSLAN SRL for approximately $500,000. In April 1999, the Company purchased an additional 10 percent of the stock of EDSLAN SRL for approximately $1,500,000.

     As of December 31, 1999, the Company receives 92% of EDS' profits or losses from the date of these investments.

     Tecnonet

     In January 1998, the Company purchased 50 percent of the outstanding stock of Tecnonet SRL, an Italian networking company. The purchase price paid by the Company was approximately $3,139,000. The agreement provides for the Company to receive 80 percent of Tecnonet's profits or losses from the date of acquisition. During 1999, the Company purchased an additional 10 percent of the outstanding stock of Tecnonet SRL for approximately $600,000.

     As of December 31, 1999, the Company receives 84% of Tecnonet's profits or losses from the date of these investments.

     Xyplex

     On January 30, 1998, the Company acquired all of the outstanding stock of Whittaker Xyplex, Inc. (whose name the Company subsequently changed to Nbase-Xyplex), a subsidiary of the Whittaker Corporation engaged in the design and manufacture of computer networking products primarily for use in WAN. The purchase price was $35,000,000 in cash and three-year warrants to purchase up to 421,402 shares of the Company's common stock at $35 per share.

     RDS

     In January 1998, the Company acquired 50 percent of the outstanding stock of RDS, a Swedish networking company. The purchase price was $8,000,000 in cash. In April 1999, the Company purchased an additional 12.5 percent of the outstanding stock of RDS for approximately $2,428,000.

     All acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values, as follows (in thousands):

                                                                   1998
                                                               ----------

         Inventory                                               $ 9,231
         Accounts receivable                                      23,528
         Property and equipment                                    9,274
         Other assets                                              1,223
         Current liabilities and debt                            (38,026)
                                                               ---------
               Net assets acquired or liabilities assumed          5,230

         Cash paid for legal, consulting and other costs          (1,426)
         Accrued legal, consulting and others costs                 (574)
         Common stock issued to sellers                           (3,271)
         Cash paid to sellers                                    (44,695)
                                                               ---------
                   Paid or accrued                               (49,966)

         Allocated to purchased technology in progress            20,633
                                                               ---------
         Goodwill                                              $  24,103
                                                               =========

4.   Convertible Debentures

In September 1996, the Company completed a private placement of $30,000,000 principal amount of convertible debentures, which bore interest at 5 percent per annum. The proceeds from the private placement were primarily used to finance the Company's 1996 acquisition of certain assets from Fibronics, Ltd. As of December 31, 1997, all debentures had been converted to common stock based on the conversion price at the date of conversion, as defined.

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

5.   Convertible Notes

In June 1998, the Company completed a private placement of $100,000,000 principal amount five-year, convertible subordinated notes. The notes bear interest at five percent per year, payable semi-annually, and are convertible into common stock at any time after September 1998, at the option of the holders. The conversion rate is 36.972 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of $27.0475 per share, an initial premium above market price. The conversion rate is subject to adjustment in certain circumstances, including dividends payable in common stock, issuance of stock rights to all holders of common stock or stock splits or distributions to common stockholders in connection with a tender offer. If a change in control, as defined, occurs, the holders of the notes have the right to require the Company to repurchase the notes at face value together with interest accrued. The Company has the right, after June 2001, to redeem the notes at 102 percent of face value, and after June 2002 for 101 percent of face value. The notes are not entitled to the benefits of any sinking fund.

In connection with the private placement, the Company incurred costs of $4,004,000. These costs are being amortized over five years, the life of the notes. Amortization expense for the years ended December 31, 1998 and 1999 was $360,000 and $681,000, respectively.

In November 1998, the Company repurchased $10,000,000 of the notes for $5,300,000. The Company recorded an extraordinary gain of $2,791,000, net of tax, related to the repurchase of the notes. Included in this amount is the portion of the amortization of expense of the costs attributable to the repurchased notes.

6.   Common Stock Purchase Warrants

In connection with various public and private offerings of common stock and acquisitions the Company has issued warrants to purchase additional shares of common stock.

A summary of warrant activities for 1997, 1998 and 1999 is as follows (number of shares in thousands):

                                                             Number                 Exercise
                                                            Of Shares                Prices
                                                            ---------      ----------------------

         Balance, December 31, 1996                           3,462                $0.27 to 26.65
           Issued                                                10                         32.50
           Exercised                                           (766)                1.67 to 14.25
           Canceled                                            (100)                        20.00
                                                           --------        ----------------------
         Balance, December 31, 1997                           2,606                 0.27 to 32.50
           Issued                                               421                         35.00
           Exercised                                             66                  4.25 to 5.60
           Canceled                                             (76)                         8.42
                                                           --------        ----------------------
         Balance, December 31, 1998                           3,017                 0.27 to 35.00
           Issued                                                -                        -
           Exercised                                            437                 4.80 to 20.00
           Canceled                                             778                 0.27 to 26.75
                                                           --------        ----------------------
         Balance, December 31, 1999                           1,802                $4.25 to 35.00
                                                           ========        ======================

7.   Purchased Technology in Progress and Restructuring Costs

In connection with the Company's acquisitions (see Note 3), the Company acquired incomplete research and development (R&D) projects that will be included in the current R&D activities of the Company. For projects that will have no alternative future use to the Company and where technological feasibility had not yet been established, the Company allocated $20,633,000 to technology in progress and recorded the expense during the year ended December 31, 1998.

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

Also in connection with the Company's acquisitions, during the year ended December 31, 1998, the Company recorded $15,671,000 as restructuring costs, which primarily related to the closing of facilities, a reduction of its workforce, elimination of product lines and the settlement of distribution agreements. The reduction of the workforce in 1998 related to 183 employees, of which eight were upper management personnel.

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

The components of the net deferred income tax asset at December 31, 1998 and 1999 are as follows (in thousands):

                                                                  1998          1999
                                                              ----------      -------
         Allowance for bad debts                              $    2,203      $ 2,548
         Inventory reserve                                         1,512        3,811
         Warranty reserve                                            992        1,072
         State income taxes                                          400          -
         Other, net                                                  (72)        (524)
                                                              -----------     --------
         Current portion                                           5,035        6,907
         Purchased technology in progress                          5,778        5,724
         Depreciation                                               (117)        (490)
                                                              -----------     --------
                                                                   5,661        5,234
                                                              -----------     --------
                                                              $   10,696      $12,141
                                                              ==========      ========

The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 (including provision of $1,639,000 related to the extraordinary gain in 1998) is as follows (in thousands):

                                                              1997            1998              1999
                                                          ------------    ------------      ------------
         Current
           Federal                                          $    7,635       $   3,306        $   (2,139)
           State                                                   828           1,093              (413)
           Foreign                                               1,356           3,324             1,701
                                                        --------------    ------------     -------------
                                                                 9,819           7,723              (851)
                                                        --------------    ------------     -------------
         Deferred
           Federal                                                 157            (176)           (1,487)
           State                                                    28             (31)               45
           Foreign                                                (530)           (170)              140
                                                        --------------    ------------     -------------
                                                                  (345)           (377)           (1,302)
                                                        --------------    ------------     -------------
         Provision (benefit) for income taxes               $    9,474       $   7,346        $   (2,153)
                                                        ==============    ============     =============

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate based on U.S. pre-tax income for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                           1997                     1998                     1999
                                   --------------------     -------------------      -------------------
                                   Amount       Percent     Amount      Percent      Amount      Percent

Income tax provision (benefit) at
  statutory federal rate           $11,222      35.0%       $ 6,017     35.0%        $ (5,121)    34.0%
State and local income taxes,
  net of federal income tax effect   1,924        6.0         1,031      6.0             (904)     6.0
Permanent differences                  175        0.5            -         -            2,222     14.8
Research and development credit     (1,669)      (5.2)       (1,024)    (6.0)            (900)    (6.0)
Income tax on extraordinary gain        -          -          1,639      9.5               -        -
Foreign taxes at rates different
  than domestic rates, other        (1,216)      (3.8)         (317)    (1.8)           2,550     16.9
Change in valuation reserve           (962)      (3.0)     -             -                 -        -
                                ----------    -------    ----------   ------       ----------    -------
                                   $ 9,474       29.6%      $ 7,346     42.7%        $ (2,153)  (14.3)%
                                ==========    =======    ==========   ======       ==========    =======

In 1995, NBase Ltd. qualified for a program under which it will be eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. NBase Ltd. received a tax benefit of approximately $300,000 in 1999.

The Company does not provide United States federal income taxes on the undistributed earnings of its foreign operations. The Company's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

9.   Commitments and Contingencies

     Lease Commitments

     The Company leases all of its facilities and certain equipment under noncancelable capital and operating lease agreements expiring in various years through 2000. The aggregate minimum annual lease payments under leases in effect on December 31, 1999 were as follows (in thousands):

                                                                Capital      Operating
                                                                 Leases        Leases
                                                              ----------    -----------

                  2000                                        $     241     $     3,793
                  2001                                              218           3,190
                  2002                                              212           2,725
                  2003                                              212           2,105
                  2004                                              163             502
                  Thereafter                                        156             -
                                                              ----------    -----------
                                                              $   1,202     $    12,315
                                                                            ===========
                  Less - Amount representing interest              (166)
                                                              ----------
                                                                  1,036
                  Less - Current portion                            221
                                                              ----------
                                                              $     815
                                                              ==========

     Rent expense under noncancelable operating lease agreements for the years ended December 31, 1997, 1998 and 1999 was $706,000, $2,759,000, and
     $4,734,000, respectively.

     Royalty Commitment

     As part of the purchase agreements of the Israeli companies in 1996, the selling companies' commitments to pay royalties to the State of Israel were assigned to the Company. The commitments arose as a consequence of the participation of the Israeli Government in product development through the payment of grants.

     The royalties are payable at a rate of between 1.5 percent and 5.0 percent of the sales proceeds of the products developed up to 150 percent of the amount of the grants received. $314,000 was provided for in 1999 for royalties to be paid under these agreements.

     Accounts Receivable

     The Company (through foreign subsidiaries) has agreements with several financial institutions to sell its receivables with recourse; in the event of customer's default, the Company must repurchase the receivables. At December 31, 1999 the Company is contingently liable in the amount of $10,500,000 relating to such receivables sold with recourse. The Company believes that adequate provision has been made for losses on receivables with recourse.

     Litigation

     In December, 1996, Datapoint brought an action against Nbase Communications, Inc., a subsidiary of the Company ("Nbase") and several other defendants in the United States District Court, for the Eastern District of New York alleging infringement of two of Datapoint's patents related to LANs, more particularly to claimed improved LANs which interoperatively combine additional enhanced capability and/or which provide multiple different operational capabilities. In the same lawsuit, Datapoint alleges that other defendants including Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc., International Business Machines Corporation, Lantronix and SVEC America Computer Corporation have infringed the same two patents. The Company has been advised that several other companies, including Intel Corporation and Cisco Systems, Inc., have also had actions brought against them by Datapoint with respect to the same two patents. The action against Nbase and its codefendants seeks, among other things, an injunction against the manufacture or sale of products which embody the inventions set forth in the two patents and single and treble damages for the alleged infringement. Datapoint's complaint also seeks to have the court determine that the named defendants shall serve as representatives of a defendant class of manufacturers, vendors and users of products allegedly infringing on Datapoint's claimed patents from which defendant class Datapoint seeks the same relief as from the individual defendants. In February 1999, the court entered judgement in favor of the defendants and Datapoint filed a notice of appeal. The Company is cooperating with several of the defendants in pursuit of common defenses and believes the claim is without merit. If a conclusion unfavorable to the Company is reached, however, Datapoint's claim could materially affect the business, operating results and financial condition of the Company.

     The Company has received notices from third party alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the senders in an effort to demonstrate that the Company's products and/or processes do not violate any patents. The Company is currently involved in such discussions with Lucent, Ortel, Rockwell and the Lemelson Foundation. The Company does not believe that any of its products or processes violates any of the patents asserted by these parties and the Company further believes that it has meritorious defenses if any legal action is taken by any of these parties. However if one or more of these parties was to assert a claim and gain a conclusion unfavorable to the Company such claims could materially and adversely affect the business, operating results and financial condition of the Company.

10.  Stock-Based Compensation Plans

The Company's stock option plans (a 1992 and 1997 Plan) provide for the granting of options to purchase up to 2,950,000 shares of common stock, consisting of both incentive stock options and non-qualified options. Incentive stock options are issuable only to employees of the Company. Non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. The exercise price of all stock options granted under the Plans have been at least equal to the fair market value of such shares on the date of grant. The options generally vest over three to five years and expire ten years from the grant date.

The Company has two other outstanding option and warrant programs: (1) its 1998 Non-statutory Stock Option Plan provides for the granting of options to purchase up to 1,500,000 shares of common stock to non-employees who perform consulting or advisory services, as well as to employees of the Company. The exercise price of all stock options granted must be at least equal to the fair market value of the common stock on the date of grant. The options vest over a two year period and expire five years from the grant date, and (2) its Foreign Employee Warrant Programs which provide for the granting of warrants to purchase up to 2,000,000 shares of common stock to employees of its foreign subsidiaries, at fair market value. The warrants vest over a five year period and expire six years from the grant date. Directors and officers of the Company are not eligible to participate in either of these plans.

Stock option information with respect to the Company's stock option and warrant plans is as follows:

                                           1997                     1998                     1999
                                 -----------------------   ---------------------    ---------------------
                                               Wtd. Avg.               Wtd. Avg.                Wtd. Avg.
                                 Shares        Ex. Price   Shares      Ex. Price    Shares      Ex. Price
                                 ------        ---------   ------      ---------    ------      ---------

     Outstanding at beginning
       of year                    1,475        $  6.02     1,208       $  8.77      2,041         $ 4.98
     Granted                        110          19.45     1,000         18.47        561          18.42
     Exercised                     (372)          4.86      (118)         4.51       (372)          4.62
     Forfeited                       (5)          4.86       (49)        11.09       (240)          5.25
     Cancelled in repricing          -              -     (1,498)        17.86         -              -
     Granted in repricing            -              -      1,498          5.25         -              -
     Outstanding at end of year   1,208        $  8.77     2,041       $  4.98      1,990         $ 8.71

     Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                   Number             Weighted Average             Number
                                 Outstanding              Remaining              Exercisable at
     Exercise Price                  1999                Contract Life                1999
     ---------------            -------------         -----------------         ---------------
     $  3.63 - $5.25                 1,932                7.29 Years                 1,880
     $  5.50 - $5.88                   571                9.09 Years                   159
     $     35.25                       240                9.95 Years                    -
                                  --------                                         -------
                                     2,743                                           2,039
                                  ========                                        ========

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," under which no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value at the date of grant for awards in 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, net income (loss) and net income
(loss) per share would have been reduced to the following pro forma amounts (amounts are in thousands, except per share data):

                                            1997               1998              1999
                                           ------             ------            ------

Additional compensation expense           $  2,488         $   1,835           $   2,888
Pro forma net income (loss)               $ 20,943         $ (21,317)          $ (14,642)
Pro forma basic net income (loss)
  per share                               $   0.88         $   (0.80)          $   (0.54)
Pro forma diluted net income (loss)
  per share                               $   0.81         $   (0.80)          $   (0.54)

The pro forma effect on net income (loss) for fiscal years 1997, 1998 and 1999 may not be representative of the pro forma effect on net income (loss) in future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to December 31, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility ranging from 22 percent to 162 percent, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 4.23 percent to 6.73 percent for all years.

Because the Company's employee stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

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

Business Segment Net Revenues (in thousands):

                                                     1997            1998              1999
                                                ------------    ------------      ------------

         Computer Networking                        $125,968        $215,230          $222,415
         Fiber Optic Components and Modules           39,503          48,845            66,109
                                                ------------    ------------      ------------
                   Total revenues                   $165,471        $264,075          $288,524
                                                ============    ============      ============

Intersegment Sales from Fiber Optic Components and Modules to Computer Networking were $4,561,000, $6,152,000 and $4,161,000 in 1997, 1998 and 1999,
respectively.

Business segment profit (loss) (in thousands):

                                                               1997              1998            1999
                                                             --------         ----------      ----------

         Operating income (loss):
           Computer Networking                               $ 23,070         $ (23,739)      $ (24,998)
           Fiber Optic Components and Modules                   7,234             3,555           9,004

         Other income (expense):
           Interest expense related to convertible
           debentures and acquisition                            (843)              -
           Interest expense related to convertible
             notes                                                 -             (2,480)         (4,500)
           Interest income, net                                 2,744             6,819           4,822
           Other                                                 (146)           (1,345)            610

         Extraordinary item, gross                                 -              4,430              -
                                                             --------         ---------       ---------
         Income (loss) before income taxes                   $ 32,059         $ (12,760)      $ (15,062)
                                                             ========         =========       =========

Business segment assets (in thousands):

                                                               1997              1998            1999
                                                             --------         ----------      ----------
Computer Networking                                          $113,638         $ 170,758       $ 173,871
Fiber Optic Components and Modules                             17,229            16,871          25,526
Other                                                         105,369           132,563         115,136
                                                             --------         ---------       ---------
          Total                                              $236,236         $ 320,192       $ 314,533
                                                             ========         =========       =========
Business segment assets (in thousands):


                                                               1997              1998            1999
                                                             --------         ----------      ----------
         Depreciation

         Computer Networking                                 $     928        $   3,994       $   6,719
         Fiber Optic Components and Modules                        225              443           1,091
                                                             ---------        ---------       ---------
                   Total                                     $   1,153        $   4,437       $   7,810
                                                             =========        =========       =========


                                                                1997            1998              1999
                                                            ------------    ------------      ------------
         Additions

         Computer Networking                                $      623      $    5,481        $    5,815
         Fiber Optic Components and Modules                        584             856             2,238
                                                            ----------      ----------        ----------
         Total                                              $    1,207      $    6,337        $    8,053
                                                            ==========      ==========        ==========

Geographic Area Net Trade Revenue (attributed to regions based on location of customer), (in thousands):

                                                                1997            1998              1999
                                                            ------------    ------------      ------------
         United States                                      $   66,562      $  107,376        $  122,054
         European Community                                     68,719         118,881           129,994
         Middle East                                             5,178           5,634             4,166
         Pacific Rim                                            21,607          24,892            28,921
         All Other Areas                                         3,405           7,292             3,389
                                                            ----------      ----------        ----------
                   Total                                    $  165,471      $  264,075        $  288,524
                                                            ==========      ==========        ==========

Geographic Area Property, Plant and Equipment (in thousands):

                                                                1997            1998              1999
                                                            ------------    ------------      ------------
         United States                                      $    2,437      $   11,035        $   10,756
         European Community                                      3,869           5,930             5,470
         Middle East                                             1,877           2,392             3,374
                                                            ----------      ----------         ---------
          Total                                             $    8,183      $   19,357         $  19,600
                                                            ==========      ==========         =========

Operating Income (Loss) from Continuing Operations before Other Income
(Expense), Provision (Benefit) for Income Taxes and Extraordinary Item (in
thousands):
                                                               U. S.          Non-U.S.            Total
                                                          ---------------   ------------     -------------
         1997                                               $    21,915     $     8,389        $  30,304
         1998                                               $   (28,280)    $     8,096        $ (20,184)
         1999                                               $    (5,781)    $   (10,213)       $ (15,994)

No customer accounted for more than ten percent of revenues in 1997, 1998 or 1999.

12.  401(k) Plans

The Company has 401(k) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans call for the Company to make matching contributions to all eligible employees. In 1998 and 1999, approximately $154,000 and $679,000, respectively, was charged to operations related to these plans.

13.  Subsequent Event

On February 22, 2000, the Company announced that it will no longer support products in their LAN business. In connection with this decision, the Company recorded one-time charges of approximately $13,761,000 primarily related to the write-down of inventories which are included in cost of sales in the accompanying consolidated statement of operations.

On February 21, 2000, the Company entered into a definitive agreement to acquire the outstanding stock of Fiber Optic Communications Inc. (FOCI), Headquartered in Hsinchu, Taiwan. FOCI designs, develops, manufactures, and markets Fiber Optic components and related products. The purchase price to be paid to acquire FOCI will consist of approximately $50,000,000 in cash and approximately 2.4 million shares of the Company's common stock.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of the Company are as follows:



     NAME                    AGE                                       POSITION
     ----                    ---                                       --------
Noam Lotan(1)                 48         President, Chief Executive Officer and Director
Shlomo Margalit(1)            58         Chairman of the Board of Directors, Chief Technical Officer and Secretary
Edmund Glazer                 40         Vice President of Finance and Administration and Chief Financial Officer
Khalid (Ken) Ahmad            47         Vice President of Marketing and Sales
Ofer Iny                      32         Vice President of Engineering
Igal Shidlovsky(2)(3)         63         Director
Guenter Jaensch(2)(3)         60         Director
Daniel Tsui                   60         Director
Baruch Fischer                49         Director


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

        Dr. Shlomo Margalit, a co-founder of the Company, has been Chairman of the Board of Directors and Chief Technical Officer since the Company's inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc. ("LaserCom"), a manufacturer of semiconductor lasers. From 1982 to 1985, Dr. Margalit served as a Senior Research Associate at the California Institute of Technology ("Caltech"), and from 1976 to 1982, as a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the "Israel Defense" prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Masters degree and a Ph.D. in Electrical Engineering from the Technion.

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

        Khalid (Ken) Ahmad has been employed as Vice President of Marketing and Sales since July 1990 and an Executive Officer since May 1992. From April 1990 to July 1990, Mr. Ahmad served as a consultant to the Company. From January 1990 to March 1990, Mr. Ahmad served as a consultant to Welwyn Microcircuits, a British manufacturer, providing market research information on fiber optic technology. From October 1988 to November 1989, Mr. Ahmad served as marketing manager and regional sales manager for STC Components, a manufacturer of optical transmission components. From 1985 to 1988, he served as marketing operations manager for PCO, Inc., a manufacturer of optical transmission devices and data links. From 1977 to 1985, Mr. Ahmad also held a variety of marketing and sales management positions with Canoga Data Systems, a data communications equipment manufacturer, and Deutsch Company, an aerospace manufacturer. Mr. Ahmad holds a Bachelor of Science degree in Biology from California State University at San Bernardino.

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

        Professor Daniel Tsui became a director of the Company in September 1999. He is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University and was awarded the 1998 Nobel prize in Physics for the discovery and explanation of the fractional quantum hall effect. Professor Tsui was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences. He is a fellow of the American Physical Society and the American Association for the Advancement of Science. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid state physics. He received his Ph.D. in physics from the University of Chicago in 1967 and for 13 years was with Bell Laboratories before joining Princeton University, where he spent the last 16 years.

        Professor Baruch Fischer became a director of the Company in September 1999. He currently serves as Dean of the

Electrical Engineering Faculty at the Technion, Israel Institute of Technology. Professor Fischer's current Research Activities include solid state devices, lasers and optical amplifiers; WDM technology; fiber gratings; "all optical" networks; non-linear effect in fiber, wave mixing; and optical computing, optical data storage and optical image processing. He has authored or co-authored approximately 180 papers and holds several patents in the field of optics and opto-electronics. He received his Ph.D. from Bar-Ilan University, Israel in 1980. He subsequently became a Post-Doctorate Fellow at Caltech and joined the faculty of the Technion in 1983.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        The Company believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater shareholders was duly and timely filed during the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for the four other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the year ended December 31, 1999:





                                                                                                    LONG-TERM
                                                            ANNUAL COMPENSATION                   COMPENSATION
                                                     --------------------------------------       -------------
                                                                                                    SECURITIES
                                                                                                    UNDERLYING
      NAME AND PRINCIPAL POSITIONS                   YEAR          SALARY           BONUS           OPTIONS (#)
--------------------------------------------         ----         --------         --------       -------------
Noam Lotan                                           1999         $100,000         $      0                0
President and Chief Executive Officer                1998         $100,000         $      0           30,000(1)
                                                     1997         $100,000         $      0                0

Shlomo Margalit                                      1999         $110,000         $      0                0
Chairman of the Board of Directors,                  1998         $110,000         $      0                0
Chief Technical Officer and Secretary                1997         $110,000         $      0                0

Ken Ahmad                                            1999         $ 90,000         $118,807           30,000
Vice President of Marketing and Sales                1998         $ 90,000         $ 89,000                0
                                                     1997         $ 90,000         $ 45,000                0

Edmund Glazer                                        1999         $140,000         $      0           30,000
Vice President of Finance and Administration         1998         $107,000         $      0           89,000(2)
and Chief Financial Officer                          1997         $ 71,000         $      0           15,000

Zeev Rav-Noy(3)                                      1999         $ 89,654         $ 30,000                0
Chief Operating Officer and Treasurer                1998         $110,000         $ 60,000                0
                                                     1997         $110,000         $ 60,000                0


------------------

(1) Consists of repriced options granted under the Company's Stock Option Plans that were issued in replacement of earlier options granted to the Named Executive Officers under the Stock Option Plans. The Options vest at their original vesting schedules.

(2) Includes 39,000 repriced options granted under the Company's Stock Option Plans that were issued in replacement of earlier options granted to the Named Executive Officers under the Stock Option Plans. The Options vest at their original vesting schedules.

(3) Dr. Rav-Noy resigned in September 1999.

        Dr. Margalit, Dr. Rav-Noy or Mr. Lotan were not granted any stock options during 1999. The following table provides certain information regarding stock option grants made to the other Named Executive Officers during 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                                                                            POTENTIAL REALIZABLE
                                                     PERCENT OF                                               VALUE AT ASSUMED
                                 NUMBER OF             TOTAL                                                ANNUAL RATES OF STOCK
                                SECURITIES            OPTIONS                                                PRICE APPRECIATION
                                UNDERLYING           GRANTED TO       EXERCISE                               FOR OPTION TERM(1)
                                  OPTIONS             EMPLOYEES        PRICE            EXPIRATION          ---------------------
           NAME                   GRANTED               1999           ($/SH)              DATE              %5             10%
         ---------              ----------           ----------       --------          ----------          -----         ------
         Ken Ahmad                30,000               2.9 %           $  5.875            03/26/99         $  201,000  $   438,000
         Edmund Glazer            30,000               2.9 %           $ 35.250            12/09/99         $1,208,000  $ 2,630,000

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

                          FISCAL YEAR-END OPTION VALUES

        Neither Dr. Margalit nor Mr. Lotan received or exercised any stock options during 1999. The following table provides certain information concerning stock options held by the other Named Executive Officers at December 31, 1999:



                                            Number of Shares Underlying                  Value of Unexercised
                                              Unexercised Options at                    In-the-Money Options at
                                                 December 31, 1999                       December 31, 1999(1)
                                         ---------------------------------         ---------------------------------
            Name                         Exercisable         Unexercisable         Exercisable         Unexercisable
            ----                         -----------         -------------         -----------         -------------
         Noam Lotan                        30,000                     0            $1,698,750            $        0
         Edmund Glazer                     20,000                79,000            $1,152,500            $3,652,375
         Ken Ahmad                        150,000                30,000            $8,886,750            $        0


(1) Based on the difference between $62.875 per share (the closing price per share of Common Stock on December 31, 1999 as reported on The Nasdaq National Market) and the per share exercise price.

EMPLOYMENT AGREEMENTS

        In March 1992, the Company entered into three-year employment agreements with Mr. Lotan and Dr. Margalit. Upon expiration, these agreements automatically renew for one year terms unless either party terminates them by giving the other three months' notice of non-renewal prior to the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of the Company and Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. Mr. Lotan and Dr. Margalit receive base annual salaries of $100,000 and $110,000, respectively, and each is entitled to receive a bonus determined and payable at the discretion of the Board of Directors upon the recommendation of the Compensation Committee of the Board. Recommendations with respect to bonus levels are based on achievement of specified goals, such as new product introductions, profitability levels, revenue goals, market expansion and other criteria as established by the Compensation Committee.

        Each officer also receives employee benefits, such as vacation, sick pay and insurance, in accordance with the Company's policies which are applicable to all employees. The Company has obtained, and is the beneficiary of, key man life insurance policies in the amount of $1,000,000 on the lives of each of Drs. Margalit and Mr. Lotan. All benefits under these policies will be payable to the Company upon the death of an insured.

COMPENSATION OF OUTSIDE DIRECTORS

        Outside directors, i.e., directors who are not employees of the Company, receive cash compensation of $800 per month and $500 for each Board of Directors' meeting attended, while serving as Directors. The following table provides information concerning repriced options granted to outside directors during 1999:

                                                  Securities
                                                   underlying
                                                   number of
                              Date of               options               Exercise           Expiration
    Name                       Grant               repriced(#)            price($)              Date
    ----                      -------             ------------            --------           ----------
Igal Shidlovsky               12/9/99                15,000               $ 35.25             12/9/2005

Guenter Jaensch               12/9/99                15,000               $ 35.25             12/9/2005

Daniel Tsui                   12/9/99                15,000               $ 35.25             12/9/2005

Baruch Fischer                12/9/99                15,000               $ 35.25             12/9/2005


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

        Any unexercised options that expire or that terminate upon an employee's ceasing to be employed with the Company become available once again for issuance. At December 31 1999, options for 831,480 shares were outstanding under the 1992 Plan and none were reserved thereunder for options available for future grant.

     1997 Plan. On November 11, 1997 and December 12, 1997, respectively, the Board of Directors and stockholders of the Company adopted the 1997 Incentive and Nonstatutory Stock Option Plan (the "1997 Plan"), which provides for the grant of options to purchase up to 500,000 shares of Common Stock. On October 30, 1998 and December 3, 1999 stockholders approved the board's proposals to increase by 500,000 and 600,000 shares, respectively, the number of shares of Company Stock that may be optioned and sold under the 1997 Plan. The Company's 1997 Plan provides for the granting of (i) incentive stock options to key employees and (ii) nonstatutory stock options to key employees and non-employee directors of the Company and any person who performs consulting or advisory services for the Company and who is, by the Board of Directors or the Stock Option Committee, determined to be eligible to participate. For information concerning the federal income tax distinctions of incentive and nonstatutory stock options, see "Federal Income Tax Consequences of Incentive Stock Options and Nonstatutory Stock Options," below.

        The maximum number of shares of the Company's Common Stock that may be issued pursuant to the exercise of options granted under the 1997 Plan is 1,600,000 shares (subject to adjustment in the event of stock dividends, splits, reverse splits, recapitalizations, mergers or other similar changes in the Company's capital structure). No more than 1,000,000 shares may be optioned and sold to directors or non-director officers under the Stock Option Plan as amended. All options must be granted, if at all, not later than November 10, 2007. The aggregate fair market value (determined as of the date the option is granted) of the shares of Common Stock to which incentive stock options granted under the Stock Option Plan are exercisable for the first time by any employee of the Company during any calendar year may not exceed $100,000. This limitation does not apply with respect to nonstatutory stock options.

        The 1997 Plan is to be administered by Board of Directors, which will determine the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under the 1997 Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee. Incentive stock options and nonstatutory stock options may be and typically are granted for exercise for up to ten years from the date granted and typically vest in equal installments over three years from the date of grant.

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

     As of December 31, 1999, options to purchase an aggregate of 1,158,900 shares of Common Stock were outstanding and 360,000 were available for future grant.

     Other Option Plans. The Company also has two other types of option/warrant programs for employees: (1) its 1998 Nonstatutory Stock Option Plan, under which the Company may grant nonstatutory stock options to purchase up to 1,500,000 shares of Common Stock to employees the Company and any person who performs consulting or advisory services for the Company and who is, by the Board of Directors or the Stock Option Committee, determined to be eligible to participate, and (2) its Foreign Employee Warrant Programs under which the Company may grant warrants to purchase up to 2,000,000 shares of Common Stock to employees of its foreign subsidiaries. Directors and officers of the Company are not eligible to participate in either of these plans. At December 31, 1999 options for 758,475 shares were outstanding under the 1998 Nonstatutory Stock Option Plan and 509,165 were reserved thereunder for options available for future grant. At December 31, 1999, warrants for 1,015,461 shares were outstanding under the Foreign Employee Warrant Programs and 261,000 were reserved thereunder for warrants available for future grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 2000, of (i) each person known by the Company to own beneficially 5% or more of the Common Stock,
(ii) each current director of the Company owning Common Stock, (iii) each of the current Named Executive Officers owning Common Stock, and (iv) all current directors and executive officers as a group.


                                                 Number of Shares
          Name and Address(1)                      Beneficially          Percentage of
         of Beneficial Owner                         Owned(2)                Class
         --------------------                    ----------------        -------------
Shlomo Margalit ........................            1,668,530                 5.8%
Noam Lotan(3) ..........................              763,437                 2.6%
Ken Ahmad(4) ...........................              294,464                 1.0%
Edmund Glazer ..........................               20,000                  *
All Directors and Executive Officers
  as a Group (8 persons)(5) ............            2,870,431                10.0%

----------------------

* Less than 1%.

(1) Except as noted below, the address of each of the persons listed is c/o MRV Communications, Inc., 8943 Fullbright Avenue, Chatsworth, CA 91311.

(2) Pursuant to the rules of the Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes 30,000 shares issuable pursuant to stock options exercisable within 60 days from March 20, 2000.

(4) Includes 156,000 shares issuable pursuant to stock options exercisable within 60 days from March 20, 2000.

(5) Includes 279,000 shares issuable pursuant to stock options exercisable within 60 days from March 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In July 1998, the Company and Zaffire, Inc. (Formerly New Access Communications, Inc.) ("Zaffire")entered into a Securities Purchase Agreement, under which the Company purchased for $950,000 shares of the capital stock of Zaffire equal to approximately 19% of the capital stock of Zaffire then outstanding and warrants to purchase additional capital stock of Zaffire, which, if fully exercised for an aggregate of $2,050,000, the Company would own an aggregate of approximately 60% of Zaffire's capital stock (when the shares purchased upon exercise of the warrants were added to the Company's existing stake in Zaffire). The warrants were exercisable in two installments (provided the first installment was exercised) by July 1, 1999 and January 4, 1999, respectively. Both warrants were exercised. Subsequent financings have diluted MRV's ownership interest in Zaffire to below 50% at December 31, 1999. Zaffire is engaged in the development of new products based on wave division multiplexing technology. Dr. Near Margalit is the Chairman of the Board and Chief Executive Officer of Zaffire and a principal shareholder of it. Dr. Near Margalit is the son of Dr. Shlomo Margalit, a principal shareholder of the Company and the Company's Chairman of the Board of Directors and Chief Technical Officer.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     (1) The financial statements filed as a part of this Report consist of the financial statements listed under Item 8.

        (2) The financial statements schedules filed as part of this report consist of the following:
              Schedule II Valuation and Qualifying Accounts
              Report of Independent Public Accountants on Financial Statement
                Schedule

        (3) The following exhibits are filed as part of this Report:



 Exhibit No.                       Description
 ----------                        -----------
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

    3.4 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 19, 1998
                (incorporated by reference to Exhibit 3.4 of the Company's Form
                10-K for the year ended December 31, 1998 filed March 31, 1999.

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

    10.14       MRV Communications Inc. Incentive Plan for Grant of Warrants to
                Employees Subsidiaries (incorporated by reference to Exhibit No.
                10.21 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

    10.15       Standard Industrial/Commercial Single-Tenant Lease dated October
                8, 1996 between the Company and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996 filed April 15, 1997).

    10.16 Common Stock Purchase Agreement dated November 26, 1996 between the Company and Intel Corporation (incorporated by reference to Exhibit No. 10.27 of Registrant's Annual Report on Form 10-K
                (0-23452) for the year ended December 31, 1996 filed April 15,
                1997).

    10.17 Investor Agreement dated November 26, 1996 between the Company and Intel Corporation (incorporated by reference to Exhibit No.
                10.28 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

    10.18 Warrant to Purchase 300,000 shares of Common Stock in favor of Intel Corporation (incorporated by reference to Exhibit No.
                10.29 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

    10.19 Warrant to Purchase 100,000 shares of Common Stock in favor of Intel Corporation (incorporated by reference to Exhibit No.
                10.29 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

    10.20       Stock Purchase Agreement dated January 19, 1998 by and between
                Whittaker and Registrant (incorporated by reference to Exhibit
                No. 2.1(a) of Registrant's Report on Form 8-K filed February 13,
                1998 with respect to the Xyplex Acquisition).

    10.21       Warrant Agreement dated January 30, 1998 by and between
                Whittaker and Registrant (incorporated by reference to Exhibit
                No. 2.1(b) of Registrant's Report on Form 8-K filed February 13,
                1998 with respect to the Xyplex Acquisition).

    10.22 Warrant Certificate No. Whittaker # 1 to purchase 421,402 shares of Common Stock of Registrant issued to Whitaker on January 30,
                1998 (incorporated by reference to Exhibit No. 2.1(c) of
                Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex Acquisition).

    10.23       American Industrial Real Estate Association, Standard
                Industrial/Commercial Single-Tenant Lease - Net dated November
                17, 1997 by and between Ruth G Fisher Living Trust U/D/T dated
                June 28 1990 and Registrant relating to the premises located at 8928 Fullbright Avenue, Chatsworth, California (incorporated by reference to Exhibit No. 10.35 of Registrant's Report on Form
                10-K for the year ended December 31, 1997 filed April 15, 1998).

    10.24       New Lease dated February 22, 1993 by and between 495 Littleton
                Associates and Xyplex, Inc. relating to the premises located at 295 Foster Street, Littleton, Mass, Amendments Nos. 1 through 4 thereto (incorporated by reference to Exhibit No. 10.36 of Registrant's Report on Form 10-K for the year ended December 31,
                1997 filed April 15, 1998).

    10.25       Fifth Amendment to Lease relating to the premises located at 295
                Foster Street, Littleton, Mass. with attached Lease Guaranty of
                Registrant (incorporated by reference to Exhibit 10.31 of the Company's Form 10-K for the year ended December 31, 1998 filed
                March 31, 1999).

    10.26       Underwriting Agreement dated September 18, 1997 by and among
                Registrant, the Selling Stockholders named on Schedule I thereto and the Underwriters named on Schedule II thereto (incorporated by reference to Exhibit No. 10.37 of Registrant's Report on Form
                10-K for the year ended December 31, 1997 filed April 15, 1998).

    10.27 Indenture, dated as of June 26, 1998, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to the Company's 5% Convertible Subordinated Notes Due 2003 (the
                "Notes") (incorporated by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarter ended June 30, 1998, filed
                August 14, 1998).

    10.28       Purchase Agreement, dated June 23, 1998, between the Company and
                Prudential Securities Incorporated and Bear, Stearns & Co. Inc.

                relating to the Notes (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

    10.29 Indenture, dated as of June 26, 1998, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to the Notes (incorporated by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarter ended June 30, 1998, filed
                August 14, 1998).

    10.30       Registration Rights Agreement dated June 26, 1998 between the
                Company and Prudential Securities Incorporated and Bear, Stearns
                & Co. Inc. relating to the shares of Common Stock issuable upon conversion of the Notes (incorporated by reference to Exhibit
                4.4 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

    10.31       Underlease dated September 16, 1998 between Lowe Azure Limited,
                NBase Europe Gmbh and the Company relating to property at Unit
                16, Campbell Court, Campbell Road, Bramley Basingstoke
                Hampshire, England (incorporated by reference to Exhibit 10.37 of the Company's Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

    10.32       Standard Industrial/Commercial Single-Tenant Lease - Net dated
                December 1, 1998 by and between Radar Investments, Inc. and
                Registrant relating to the premises located at 8943 Fullbright
                Avenue, Chatsworth, California (incorporated by reference to
                Exhibit 10.38 of the Company's Form 10-K for the year ended
                December 31, 1998 filed March 31, 1999).

    10.33       Stock Purchase Agreement Dated February 21, 2000 Relating To The
                Sale And Purchase Of Up To One Hundred Percent (100%) Of The
                Ordinary Shares In The Capital Of Fiber Optic Communications,
                Inc. And The Sale And Purchase Of Two Million Four Hundred
                Thousand Of Ordinary Shares In The Capital Of MRV
                Communications, Inc.

    21          Subsidiaries of the Registrant.

    23          Consent of Arthur Andersen LLP to incorporation of Report on
                Financial Statements into Company's Registration Statements on
                Form S-8 (File No. 33-96458), Form S-3 (File No. 333-17537) and
                Form S-3 (File No. 333-64017).

    25          Power of Attorney (contained on Signature Page).

    27          Financial Data Schedule.


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed by registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES



        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on March 30, 2000.



                                               MRV COMMUNICATIONS, INC.

                                               By:  /s/  Noam Lotan

                                               Noam Lotan, President and
                                               Chief Executive Officer



                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes an appoints Noam Lotan, Shlomo Margalit and Edmund Glazer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


              Names                                 Title                          Date
              -----                                 -----                          ----
        /s/ Noam Lotan              President, Chief Executive Officer          March 30, 2000
-------------------------------     (Principal Executive Officer),
        Noam Lotan                  and a Director


        /s/ Shlomo Margalit         Chairman of the Board of Directors,         March 30, 2000
-------------------------------     Chief Technical Officer,
        Shlomo Margalit             Secretary, and a Director


        /s/ Edmund Glazer           Vice President of Finance  and              March 30, 2000
-------------------------------     Administration,
        Edmund Glazer               Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)


        /s/ Igal Shidlovsky         Director                                    March 30, 2000
-------------------------------
        Igal Shidlovsky


        /s/ Guenter Jaensch         Director                                    March 30, 2000
-------------------------------
        Guenter Jaensch

        /s/ Daniel Tsui            Director                                   March 30, 2000
-------------------------------
        Daniel Tsui


        /s/ Baruch Fischer         Director                                   March 30, 2000
-------------------------------
        Baruch Fischer

                            MRV COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                   Balance at                Charged to             Balance at
                                    Beginning                Costs and                  End
                                     of Year       Other      Expenses   Deductions    of Year
                                  ------------    --------   ----------  ----------  ----------
Year Ended December 31, 1997
----------------------------

  Allowance for doubtful accounts      $2,468         --       $1,872        (88)       $4,252

Year Ended December 31, 1998
----------------------------

  Allowance for doubtful accounts      $4,252      $2,647      $2,591      (1,003)      $8,487

Year Ended December 31, 1999
----------------------------

  Allowance for doubtful accounts      $8,487          --      $1,416      (1,452)      $8,451

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MRV Communications, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of MRV Communications, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 22, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements takes as a whole. The Schedule of Valuation and Qualifying Accounts,
Schedule II, for the years ended December 31, 1997, 1998 and 1999 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Los Angeles, California
February 22, 2000