Form 10-Q
period 2000-03-31
MRV COMMUNICATIONS INC
filed 2000-05-15
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   [X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange
            Act of 1934 for the quarterly period ended March 31, 2000

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

Yes [X] No [ ]


As of March 31, 2000, there were 28,668,193 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 2000

                                      INDEX



                                                                                          PAGE NUMBER
                                                                                          -----------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements:

                Condensed Consolidated Balance Sheets as of March 31, 2000
                (unaudited) and December 31, 1999 (audited)                                    3

                Condensed Consolidated Statements of Operations
                for the Three Months ended March 31, 2000 and 1999                             4

                Condensed Consolidated Statements of Cash Flows (unaudited) for
                the Three Months ended March 31, 2000 and 1999                                 5

                Notes to Condensed Consolidated Financial Statements                         6-9

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        10-19

PART II         OTHER INFORMATION                                                             20

Item 6.         Exhibits and Reports on Form 8-K.                                             20

SIGNATURE                                                                                     20


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)




                                                                                          March 31,             December 31,
                                                                                            2000                   1999
                                                                                         (unaudited)             (audited)
                                                                                         -----------           ------------
ASSETS

CURRENT ASSETS:
                      Cash & cash equivalents                                             $  19,467             $  34,330
                      Short-term investments                                                 10,344                10,141
                      Accounts receivable                                                    54,374                60,637
                      Inventories                                                            37,569                35,392
                      Refundable income taxes                                                 3,789                 3,216
                      Deferred income taxes                                                   6,800                 6,907
                      Other current assets                                                    6,211                 6,336
                                                                                          ---------             ---------
                           Total current assets                                             138,554               156,959

PROPERTY AND EQUIPMENT - At cost,
                      net of depreciation and amortization                                   17,226                19,600

OTHER ASSETS:
                      Goodwill                                                               26,201                27,214
                      U.S. Treasury notes                                                    96,253                97,704
                      Investments in partner companies                                       24,258                 4,232
                      Deferred income taxes                                                   5,479                 5,324
                      Loan financing costs and other                                          3,143                 3,500
                                                                                          ---------             ---------
                                                                                          $ 311,114             $ 314,533
                                                                                          ---------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                      Current maturities of capital lease obligations                     $     122             $     198
                      Accounts payable                                                       23,789                33,455
                      Accrued liabilities                                                    15,690                15,403
                      Deferred revenue                                                        1,041                 1,478
                                                                                          ---------             ---------

                           Total current liabilities                                         40,642                50,534


LONG-TERM LIABILITIES
                      Convertible debentures                                                 90,000                90,000
                      Capital lease obligations, net of current portion                       1,268                 1,481
                      Deferred income taxes                                                     281                   281
                      Other long-term liabilities                                             1,942                 2,647
                                                                                          ---------             ---------

                           Total long term liabilities                                       93,491                94,409

MINORITY INTERESTS                                                                            2,394                 2,775

STOCKHOLDERS' EQUITY:
                      Preferred stock, $0.01 par value:
                                 1,000 shares authorized no shares outstanding                   --                    --
                      Common stock, $0.0034 par value:
                                 80,000 shares authorized and
                                 28,668 shares outstanding in 2000
                                 and 28,117 shares outstanding in 1999                          126                   124
                      Additional paid-in capital                                            204,841               191,440
                      Treasury Stock                                                           (133)                 (133)
                      Retained earnings (deficit)                                           (24,241)              (18,377)
                      Accumulated other comprehensive loss                                   (6,006)               (6,239)
                                                                                          ---------             ---------
                      Total stockholders' equity                                            174,587               166,815
                                                                                          ---------             ---------
                                                                                          $ 311,114             $ 314,533
                                                                                          ---------             ---------



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                                  Three Months Ended
                                                                            --------------------------------
                                                                             March 31,            March 31,
                                                                               2000                 1999
                                                                            (Unaudited)          (Unaudited)
                                                                            -----------          -----------
REVENUES, net                                                                 $ 65,072             $ 70,116
                                                                              --------             --------
COSTS AND EXPENSES:
               Cost of goods sold                                               42,736               46,366
               Research and development expenses                                 6,060                7,256
               Research and development expenses of consolidated
                     development stage enterprises                               5,831                2,336
               Selling, general and administrative expenses                     16,028               14,718
                                                                              --------             --------
               Operating (loss)                                                 (5,583)                (560)

               Interest expense related to convertible notes                     1,125                1,125

               Other income, net (1)                                               637                1,403

               Provision (credit) for income taxes                                (494)                 627

               Minority interests                                                  287                   --
                                                                              --------             --------

NET (LOSS)                                                                    $ (5,864)            $   (909)
                                                                              --------             --------

NET (LOSS) PER SHARE - BASIC                                                  $  (0.21)            $  (0.03)

NET (LOSS) PER SHARE - DILUTED                                                $  (0.21)            $  (0.03)
                                                                              --------             --------

SHARES USED IN PER - SHARE CALCULATION - BASIC                                  28,425               26,650

SHARES USED IN PER - SHARE CALCULATION - DILUTED                                28,425               26,650
                                                                              --------             --------


*(1) INCLUDES COST OF UNCONSOLIDATED DEVELOPMENT STAGE ENTERPRISES OF $486 IN
     2000


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)



                                                                                              Three Months Ended
                                                                                           ------------------------
                                                                                           March 31,       March 31,
                                                                                             2000            1999
                                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      $ (9,354)       $    253
                                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
             Investments in partner companies                                                (9,680)             --
             Purchases of property and equipment, net of sales                                  590          (1,801)
             Purchases of investments                                                        (7,266)           (767)
             Proceeds from sale or maturity of investments                                    9,000           4,101
                                                                                           --------        --------

                                 Net cash provided by (used in) investing activities         (7,356)          1,533
                                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from issuance of common stock                                       1,903             178
             Principal payments on capital lease obligations                                   (289)           (353)
                                                                                           --------        --------

                                Net cash provided by (used in) financing activities           1,614            (175)
                                                                                           --------        --------

EFFECT OF EXCHANGE RATE CHANGES
        ON CASH AND CASH EQUIVALENTS                                                            233            (561)
                                                                                           --------        --------

NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                                (14,863)          1,050

CASH AND CASH EQUIVALENTS,
             beginning of period                                                             34,330          20,692
                                                                                           --------        --------

CASH AND CASH EQUIVALENTS,
             end of period                                                                 $ 19,467        $ 21,742
                                                                                           ========        ========



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented if such financial statements were prepared in accordance with accounting principles generally accepted in the United States. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, these interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2. NET (LOSS) PER SHARE

Net (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common Stock equivalents were not considered in the calculation as their effect would be antidilutive.

3. COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS No. 130 requires that net income (loss) and all other non-owner changes in equity be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard requires companies to display the components of comprehensive income.


                                                      Three Months Ended
                                                   ---------------------------
                                                   March 31,         March 31,
                                                     2000              1999
                                                   ---------         ---------
               Net (loss)                          $(5,864)          $  (909)
               Change in foreign currency
                   translation                         233              (561)
                                                   -------           -------
               Comprehensive loss                  $ 5,631           $ 1,470
                                                   =======           =======

4. INVENTORIES

Inventories consist of the following as of March 31, 2000 and December 31, 1999 (in thousands):


                                        March 31,      December 31,
                                          2000             1999
                                        ---------      ------------
               Raw materials            $13,758          $ 8,475
               Work-in-process            8,288            8,083
               Finished goods            15,523           18,834
                                        -------          -------
                                        $37,569          $35,392
                                        =======          =======

5. STATEMENT OF CASH FLOWS

In March 2000, the Company issued 75,000 shares of common stock with a value of approximately $11,500,000, along with $5,000,000 in cash, to establish its equity interest in a partner company.

6. STOCK DISTRIBUTION

On March 16, 2000, the Company announced a two-for-one stock split, which is to be distributed on May 26, 2000 to stockholders of record on May 11, 2000. The effect of this stock split has not been reflected in the accompanying condensed consolidated financial statements.

7. SEGMENT REPORTING

The Company has adopted a business model of creating and managing several start-up companies and forming independent business units in order to take them public. These companies fall into two segments, operating entities or development stage enterprises. Segment information is therefore being provided on this basis which differs from prior presentations of portions of the operating entities as segments.

Development stage enterprises that the Company has created or invested in, are developing optical components, subsystems and networks and products for the infrastructure of the Internet.

Operating entities of the Company design, manufacture and distribute optical components, optical subsystems, optical networking solutions, Internet infrastructure products and provide IT system integration services.

BUSINESS SEGMENT NET REVENUES for the three months ended March 31, 2000 and 1999 (in thousands):


                                                                Three months ended
                                                                     March 31,
                                                             ------------------------
                                                              2000             1999
                                                             -------          -------
               Operating entities                            $65,072          $70,116
               Development stage enterprises                       -                -
                                                             -------          -------
                                     Total revenues          $65,072          $70,116
                                                             =======          =======

There were no inter-segment sales in the three months ended March 31, 2000 and 1999.

BUSINESS SEGMENT PROFIT (LOSS) for the three months ended March 31, 2000 and 1999 (in thousands):


                                                                                             Three months ended
                                                                                                 March 31,
                                                                                         -------------------------
                                                                                          2000               1999
                                                                                         -------           -------
               Operating income (loss):
                   Operating entities                                                    $   248           $ 1,776
                   Development stage enterprises                                          (5,831)           (2,336)
               Other income (expense):
                   Interest expense related to convertible notes                          (1,125)           (1,125)
                   Interest income                                                         1,347             1,601
                   Interest expense                                                         (224)             (198)
                   Development stage enterprises                                            (486)               --
                                                                                         -------           -------
               Income (loss) before taxes and minority interest                          $(6,071)          $  (282)
                                                                                         =======           =======

8. SUBSEQUENT EVENTS

On April 24, 2000, the Company completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. (FOCI), a Republic of China corporation. The acquisition was accounted for under the purchase method in accordance with Accounting Principles Board Opinion No. 16 (APB No. 16) and related Securities and Exchange Commission (SEC) pronouncements. Under the terms of the purchase agreement, FOCI shareholders received approximately $48.6 million in cash and approximately 2.33 million shares of common stock. FOCI is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing.

On April 27, 2000, the Company entered into definitive purchase agreements with Optronics International Corporation (OIC) and Quantum Optech, Inc. (QOI). The agreements provide for the exchange of approximately 2.0 million and 570,000 share of common stock and warrants to purchase shares of common stock of the Company for all of the outstanding shares of OIC and QOI, respectively. The agreements also provide for a guaranteed portion of the purchase price through the issuance of additional shares of common stock. These acquisitions will be accounted for under the purchase method in accordance with APB No. 16 and related SEC pronouncements, and are expected to be completed during the second quarter of fiscal year 2000. OIC, a Republic of China corporation, is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. QOI, a Republic of China corporation, is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing.

On May 1, 2000, the Company completed the acquisition of Jolt Ltd., based in Jerusalem, Israel. The acquisition was accounted for under the purchase method in accordance with APB No. 16 and related Securities and Exchange Commission
(SEC) pronouncements. Under the terms of the purchase agreement, Jolt Ltd. shareholders received in total approximately 830,000 shares common stock and warrants to purchase shares common stock for all outstanding shares of Jolt Ltd. stock. Jolt is a pioneer in cost effective and reliable multi-point wireless optics communication.

9. SUPPLEMENT PRO FORMA FINANCIAL DATA

PRO FORMA STATEMENTS OF OPERATIONS (excluding non-recurring items) (In thousands, except per share data)


                                                                      Three Months Ended
                                                                 ---------------------------------
                                                                   March 31,            March 31,
                                                                     2000                 1999
                                                                 (Unaudited)           (Unaudited)
                                                                 -----------           -----------
               AMORTIZATION OF INTANGIBLES
                FROM ACQUISITIONS, net of tax effects               $1,014               $  791

               DEVELOPMENT STAGE ENTERPRISES,
                net of tax effects                                   5,640                2,014

               NET INCOME BEFORE AMORTIZATION
                OF ACQUISITION INTANGIBLES AND
                RECOGNIZED DEVELOPMENT
                STAGE ENTERPRISE COSTS                                 790                1,896

               EARNINGS PER SHARE BEFORE
                AMORTIZATION OF ACQUISITION
                INTANGIBLES AND RECOGNIZED
                DEVELOPMENT STAGE ENTERPRISE
                COSTS - BASIC                                       $ 0.03               $ 0.07

               EARNINGS PER SHARE BEFORE
                AMORTIZATION OF ACQUISITION
                INTANGIBLES AND RECOGNIZED
                DEVELOPMENT STAGE ENTERPRISE
                COSTS - DILUTED                                     $ 0.03               $ 0.06

               SHARES USED IN PER -
                SHARE CALCULATION - BASIC                           28,425               26,650

               SHARES USED IN PER -
                SHARE CALCULATION - DILUTED                         31,581               30,207

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

                                                                Three Months Ended
                                                         -------------------------------
                                                         March 31,             March 31,
                                                           2000                  1999
                                                         ---------             ---------
                                                                   (Unaudited)
     REVENUES, net                                        100.0%                100.0%

     COSTS AND EXPENSES:
      Cost of goods sold                                   65.7                  66.1
      Research and development
       expenses                                             9.3                  10.3
      Research and development
       expenses of consolidated
       development stage enterprises                        9.0                   3.3
      Selling, general and
       administrative expenses                             24.6                  21.0

      Operating (loss)                                     (8.6)                 (0.8)

      Interest expense related
       to convertible notes                                 1.7                   1.6

      Other income (expense), net(a)                        1.0                   2.0

      Provision (credit) for income taxes                  (0.8)                  0.9

      Minority interests                                    0.4                   0.0

     NET (LOSS)                                            (9.0)%                (1.3)%

Revenues

Revenues for the three months ended March 31, 2000 were $65,072,000 as compared to revenues for the three months ended March 31, 1999 of $70,116,000. The change represented decreases of $5,044,000 or 7.2% for the quarter ended March 31, 2000 over the quarter ended March 31, 1999. Revenues decreased principally as result of the Company's decision to exit the LAN switching business. International sales accounted for approximately 58.6% of revenues for the quarter ended March 31, 2000 as compared to 59.1% of revenues for the quarter ended March 31, 1999.

Gross Profit

Gross profit for the quarter ended March 31, 2000 was $22,336,000 compared to gross profit of $23,750,000 for the quarter ended March 31, 1999. The changes represented decreases of $1,414,000 or approximately 6.0% for the quarter ended March 31, 2000 over the quarter ended March 31, 1999. Gross Profit as a percentage of revenues increased from 33.9% during the quarter ended March 31, 1999 to 34.3% during the quarter ended March 31, 2000.

Research and Development

Research and development ("R&D") expenses were $6,060,000 and represented 9.3% of revenues for the quarter ended March 31, 2000. R&D expenses were $7,256,000 and represented 10.3% of revenues for the three months ended March 31, 1999. The decreases of $1,196,000 or 16.5% in R&D spending during the quarter ended March 31, 2000 over the comparable period in 1999 was attributable to the Company's decision to end further development of LAN switching products.

R&D expenses of consolidated development stage enterprises reflects the costs incurred by consolidated development stage enterprises. These expenses were $5,831,000 or 9.0% of revenues for the three months ended March 31, 2000 as compared to $2,336,000 or 3.3% of revenue for the three months ended March 31, 1999. The increase of $3,495,000 or 150% in R&D expenses of consolidated development stage enterprises is the result of increased development activities at existing enterprises and new ones initiated during the current quarter.

The Company intends to continue to invest in the research and development of new products both in its operating entities and in new and existing development stage enterprises. Management believes that the ability of the Company to foster such development and commercialize new products is an important competitive factor.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $16,028,000 for the quarter ended March 31, 2000 from $14,718,000 for the quarter ended March 31, 1999. As a percentage of revenues, SG&A increased from 21.0% for the quarter ended March 31, 1999 to 24.6% for the quarter ended March 31, 2000. The increases in SG&A expenses both in dollar amounts and as a percentage of revenues were due primarily to substantially increased marketing efforts as well as the addition of personnel

Interest expense related to convertible notes.

In June 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. The principal amount of the Notes was reduced to $90,000,000 when the Company repurchased $10,000,000 principal amount of the Notes at a discount from par during the last quarter of 1998. The outstanding Notes resulted in interest expenses of $1,125,000 for each of the three months ended March 31, 2000 and 1999.

Other Income

Other income (expense), net decreased from $1,403,000 during the first quarter of 1999 to $637,000 during the first quarter of 2000. As a percentage of revenues, other income decreased from 2.0% for the quarter ended March 31, 1999 to 1.0% for the quarter ended March 31, 2000. The decrease in other income resulted primarily from the Company's equity in the costs of development stage enterprises which it does not consolidate.

Income Taxes

The Company recorded a credit of $494,000 for income taxes during the quarter ended March 31, 2000 as compared to a provision for income taxes of $627,000 during the quarter ended March 31, 1999. The differences between tax amounts in 2000 and 1999 have to do with the variance in the amount of income at loss realized by the Company in the various countries in which it operates and the varying tax rates that are applicable in those countries.

Minority Interests

Minority interests represent ownership by third parties in some of the Company's partner companies that are consolidated.

Net Loss

The Company incurred a net loss of $5,864,000 during the three months ended March 31, 2000 compared to a net loss of $909,000 during the three months ended March 31, 1999. Net income for the three months ended March 31, 2000 and 1999 would have been $790,000 and $1,896,000, respectively, before the amortization of intangibles principally resulting from the Company's acquisition of Xyplex in 1998 and costs recognized in connection with the Company's investments in consolidated and unconsolidated development state enterprises.

In April 2000, the Company completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. a Republic of China corporation ("FOCI"). The purchase price paid to the shareholders of FOCI, which was arrived at as the result of arms' length negotiations, consisted of approximately $48.6 million in cash and approximately 2.33 million shares of the Company's common stock having a value of approximately $248 million based on the average closing price of the Company's common stock during the five days before and five days after the announcement of this acquisition. The Company expects that this acquisition will add approximately $6,500,000 of goodwill amortization per quarter.

In April 2000, the Company also signed definitive agreements to acquire Jolt Ltd., a company engaged in optical wireless communications, Optronics International Corp., a manufacturer of laser diodes and transceivers and Quantum Optech Inc., a manufacturer of optical thin film coating and filters for DWDM, an industry acronym for dense wavelength division multiplexing. If all of these acquisitions are successfully completed, the Company expects to add an estimated additional $6,500,000 of goodwill amortization per quarter.

LIQUIDITY AND CAPITAL RESOURCES

In June 1998, the Company sold an aggregate $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a private placement raising net proceeds of $96,423,000. The Notes are convertible into Common Stock of the Company at a conversion price of $27.0475 per share (equivalent to a conversion rate of approximately 36.97 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 3.7 million shares of Common Stock of the Company. Interest on the Notes is at 5% per annum and is payable semi-annually on June 15 and December 15 of each year. The Notes have a five-year term and are not callable until June 15, 2001. The premiums payable to call the Notes will be 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest to the date of redemption.

Cash and cash equivalents were $19,467,000 at March 31, 2000 as compared to $34,330,000 at December 31, 1999. Net cash used in investing activities for the three months ended March 31, 2000 was $7,356,000. The cash was primarily used to establish or increase ownership in partner companies and to help fund their capital needs. Net cash provided by financing activities for the three months ended March 31, 2000 was $1,614,000. The cash was provided primarily by the issuance of common stock in connection with investments in partner companies and the exercise of warrants and options.


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

Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in non-dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-dollar-denominated currencies are principally Italian lire, Swedish krona and French francs. Additionally, certain of the Company's current and long-term liabilities are denominated principally in Italian lire, German deutsch marks and Swedish krona, which are also sensitive to foreign currency exchange rate fluctuations.

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

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. The Company does not believe that the Year 2000 problem had or will have a material adverse effect on the Company's business or results of operations.

CERTAIN RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

OUR PERFORMANCE MAY BE MATERIALLY ADVERSELY AFFECTED BY TECHNOLOGICAL CHANGES AND PRODUCT DEVELOPMENT DELAYS.

We are engaged in the design and development of devices for the computer networking, telecommunications and fiber optic communication industries. As with any new technologies, there are substantial risks that the marketplace may not accept our new products. Market acceptance of our products will depend, in large part, upon our ability to demonstrate performance and cost advantages and cost-effectiveness of our products over competing products and the success of our and our customers' sales efforts. We can give no assurance that we will be able to continue to market our technology successfully, or that any of our current products will continue to, or that our future products will, be accepted in the marketplace. Moreover, the computer networking, telecommunications and fiber optic communication industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, any of which could render our existing products obsolete. Our success will depend upon our ability to enhance existing products and to introduce new products to meet changing customer requirements and emerging industry standards. We are and will be required to devote continued efforts and financial resources to develop and enhance our existing products and con-duct research to develop new products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation. It also requires the accurate anticipation of technological and market trends. We can give no assurance that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis. Nor can we give assurances that new products we introduce will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Furthermore, from time to time, we may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing product offerings. This may cause customers to defer purchasing our existing products or cause customers to return products to us.

DEFECTS IN OUR PRODUCT RESULTING FROM THEIR COMPLEXITY OR OTHERWISE COULD HURT OUR FINANCIAL PERFORMANCE.

Complex products, such as those we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of such errors in the future, and our inability to correct such errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with our customers, system integrators and end users. Any of these or other eventualities resulting from defects in our products could have a material adverse effect on our business, operating results and financial condition.

OUR GROWTH RATE MAY BE LOWER THAN HISTORICAL LEVELS AND OUR RESULTS COULD FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our revenues may grow at a slower rate in the future than we have experienced in previous periods and, that, on a quarter-to-quarter basis, our growth in revenue may be significantly lower than our historical quarterly growth rates. Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as

-       the cancellation or postponement of orders,

-       the timing and amount of significant orders from our largest customers,

- our success in developing, introducing and shipping product enhancements and new products,

-       the mix of products we sell,

- adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions,

-       new product introductions by our competitors,

-       pricing actions by us or our competitors,

-       the timing of delivery and availability of components from suppliers,

-       changes in material costs, and

-       general economic conditions.

Moreover, the volume and timing of orders we receive during a quarter are difficult to forecast. From time to time, our customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, our operating results could be materially adversely affected. Furthermore, in certain instances, sales cycles are becoming longer and more uncertain as we bid on larger projects. As a result, we are finding it more difficult to predict the timing of the awards of contracts and the actual placement of orders stemming from awards. We can give no assurance that these factors or others, such as those discussed below regarding the risks we face from our international operations or the risks discussed immediately below, would not cause future fluctuations in operating results. Further, there can be no assurance that we will be able to continue profitable operations.

THE PRICES OF OUR SHARES HAVE BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

        Historically, the market price of our shares has been extremely volatile. The market price of our common sock is likely to continue to be highly volatile and could be significantly affected by factors such as

-       actual or anticipated fluctuations in our operating results,

- announcements of technological innovations or new product introductions by us or our competitors,

- changes of estimates of our future operating results by securities analysts,

- developments with respect to patents, copyrights or proprietary rights, and

-       general market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, during the period of less than 30 days from March 7, 2000 to April 4, 2000, our stock price ranged from a high of $193.88 to a low of $60. In addition, it is possible that in a future fiscal quarter, our results of operations will fail to meet the expectations of securities analysts or investors and, in such event, the market price of our common stock would be materially adversely affected. For example, as a result of weaker than anticipated demand for our networking products, especially in Europe, and delays in transitions to next generation, higher margin, networking products, in August 1998, we announced that we expected operating results in the third quarter of 1998 to be adversely affected. Following that announcement, the market price of our common stock dropped substantially. Similarly, in February 1999, following our re-lease of fourth quarter and 1998 financial results, we announced that we did not expect revenues in the first quarter of 1999 to be as strong as revenues reported for the fourth quarter of 1998. Following that announcement, the market price of our stock again dropped significantly. See the section of this prospectus captioned "Price Range of Common Stock" below.

OUR STOCK PRICE MIGHT SUFFER AS A CONSEQUENCE OF OUR INVESTMENTS IN PARTNER COMPANIES.

We have created several start-up companies and formed independent business units in the optical technology and Internet infrastructure areas. We account for these investments in affiliates according to the equity or cost methods as required by accounting principles generally accepted in the United States. The market value of these investments may vary materially from the amounts shown as a result of business events specific to these entities or their competitors or market conditions. Actual or perceived changes in the market value of these investments could have a material impact on our share price and in addition could contribute significantly to volatility of our share price.

OUR BUSINESS IS INTENSELY COMPETITIVE AND THE EVIDENT TREND OF CONSOLIDATIONS IN OUR INDUSTRY COULD MAKE IT MORE SO.

The markets for fiber optic components and networking products are intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and the continual emergence of new industry standards. We compete and will compete with numerous types of companies including companies that have been established for many years and have considerably greater financial, marketing, technical, human and other resources, as well as greater name recognition and a larger installed customer base, than we do. This may give such competitors certain advantages, including the ability to negotiate lower prices on raw materials and components than those available to us. In addition, many of our large competitors offer customers broader product lines, which provide more comprehensive solutions than our current offerings. We expect that other companies will also enter markets in which we compete. Increased competition could result in significant price competition, reduced profit margins or loss of market share. We can give no assurance that we will be able to compete successfully with existing or future competitors or that the competitive pressures we face will not materially and adversely affect our business, operating results and financial condition. In particular, we expect that prices on many of our products will continue to decrease in the future and that the pace and magnitude of such price decreases may have an ad-verse impact on our results of operations or financial condition.

There has been a trend toward industry consolidation for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete. This could have a material adverse effect on our business, operating results and financial condition.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

We have grown rapidly in recent years, with revenues increasing from $39,202,000 for the year ended December 31, 1995, to $288,524,000 for the year ended December 31, 1999. Our recent growth, both internally and through the acquisitions we have made since January 1, 1995, has placed a significant strain on our financial and management personnel and information systems and controls. As a consequence, we must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. Our delay or failure to implement new and enhance existing systems and controls as needed could have a material adverse effect on our results of operations and financial condition in the future. Our intention to continue to pursue a growth strategy can be expected to place even greater pressure on our existing personnel and to compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. We can give no assurance that we will be able to successfully manage operations if they continue to expand.

WE HAVE SUFFERED ADVERSE FINANCIAL CONSEQUENCES AS A RESULT OF A RECENT ACQUISITION.

On January 30, 1998, we completed the Xyplex acquisition from Whittaker Corporation. Xyplex is a leading provider of access solutions between enterprise networks and WAN and/or Internet service providers. The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 421,402 shares of our common stock at an exercise price of $35 per share. In connection with the Xyplex acquisition, we incurred charges of $20,633,000 and $15,671,000 for purchased technology and restructuring during the year ended December 31, 1998. While the Xyplex acquisition added 11 months of Xyplex' revenues to our revenues, the charges resulting from the Xyplex acquisition resulted in our incurring a net loss of $20,106,000 or $0.86 per share during the year ended December 31, 1998.

We originally recorded charges of $30,571,000 related to research and development projects in progress at the time of the Xyplex acquisition. Although we reported these charges in our first, second and third quarter results of 1998 in accordance with established accounting practice and valuations of Xyplex' purchased technology in progress provided by independent valuators, we reconsidered these valuations in light of subsequent SEC guidance regarding valuation methodology. Based on this newer valuation methodology, we reduced the value of the purchased technology in progress related to the Xyplex acquisition to $20,633,000 and increased the amount of goodwill by $9,938,000. This has resulted in additional charges during 1998 of $759,000 and charges during 1999 of approximately $828,000 for amortization of intangibles, including goodwill, resulting from the Xyplex acquisition charges and will continue to result in annual charges of approximately $828,000 after 1999 as these intangibles are amortized through January 2010.

Recent actions and comments from the SEC have indicated that the SEC is reviewing the current valuation methodology of purchased in-process research and development related to business combinations. Unlike the case of many other companies, the SEC has not notified us of any plans to review our methodology for valuing purchased in-process research and development. Our action in 1998 to reconsider that valuation of in process research and development related to the Xyplex acquisition was voluntary. We believe we are in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the SEC will not review our accounting for the Xyplex acquisition and seek to apply retroactively new guidance and further reduce the amount of purchased in-process research and development we have expensed. This would result in an additional restatement of our previously filed financial statements and could have a material adverse impact on our financial results for periods subsequent to the acquisition.

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

        International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the last three years:

                 Year ended                  Percent of total revenue
                 December 31,                  from foreign sales
                 ------------                  ------------------
                     1997                             60%
                     1998                             59
                     1999                             58

We have offices in, and conduct a significant portion of our operations in and from, Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. Sales to foreign customers are subject to government controls and other risks associated with international sales, including difficulties in obtaining export licenses, fluctuations in currency exchange rates, inflation, political instability, trade restrictions and changes in duty rates. Although we have not experienced any material difficulties in this regard to date, we can give no assurance that we will not experience material difficulties in the future.

Our sales are currently denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations or inflation. However, as we conduct business in several different countries, fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in such countries could increase our expenses. The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. We have made and expect to continue to make changes to our internal systems in order to accommodate doing business in the Euro. Any delays in our ability to be Euro-compliant could have an adverse impact on our results of operations or financial condition. Due to numerous uncertainties, we cannot reasonably estimate at this time the effects a common currency will have on pricing within the European Union and the resulting impact, if any, on our financial condition or results of operations.

To date, we have not hedged against currency exchange risks. In the future, we may en-gage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations or as a result of inflation in particular countries where material expenses are incurred. Moreover, our operating results could also be adversely affected by seasonality of international sales, which are typically lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. These international factors could have a material adverse effect on future sales of our products to international end users and, consequently, our business, operating results and financial condition.

THE SLOWDOWN IN GROWTH RATES IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR GROWTH.

Our success is dependent, in part, on the overall growth rate of the Internet and the industries that serve it. We can give no assurance that the Internet or the industries that serve it will continue to grow or that the Company will achieve higher growth rates. Our business, operating results or financial condition may be adversely affected by any further decrease in industry growth rates. In addition, we can give no assurance that our results in any particular period will fall within the ranges for growth forecast by market researchers.

WE FACE RISKS INVOLVED IN THE MANUFACTURE AND SUPPLY OF CRITICAL COMPONENTS FOR OUR PRODUCTS.

We outsource the board-level assembly, test and quality control of material, components, subassemblies and systems relating to our networking products to third-party contract manufacturers. Though there are a large number of contract manufacturers that we can use for outsourcing, we have elected to use a limited number of vendors for a significant portion of our board assembly requirements in order to foster consistency in quality of the products. These in-dependent third-party manufacturers also provide the same services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If our contract manufacturers failed to deliver needed components timely, we could face difficulty in obtaining adequate supplies of products from other sources in the near term. We can give no assurance that our third party manufacturers will provide us with adequate supplies of quality products on a timely basis, or at all. While we could outsource with other vendors, a change in vendors may require significant lead-time and may result in shipment de-lays and expenses. Our inability to obtain such products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on our business, operating results and financial condition.

We rely heavily on our own production capability for critical semiconductor lasers and light emitting diodes used in our products. Because we manufacture these and other key components at our own facility and such components are not readily available from other sources, any interruption of our manufacturing process could have a material adverse effect on our operations. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our wafer fabrication equipment, the loss of any of whom could result in our inability to effectively operate and service such equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. We can give no assurance that we will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, our business, operating results and financial condition could be materially adversely affected.

FUTURE HARM COULD RESULT FROM ADDITIONAL ACQUISITIONS.

An important element of our strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability or enhance our technological capabilities. For example, in April 2000 we completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. a Republic of China corporation ("FOCI"). The purchase price we paid to the shareholders of FOCI consisted of approximately $48.6 million in cash and approximately 2.33 million shares of our common stock having a value of approximately $248 million based on the average closing price of the common stock during the five days before and five days after the announcement of this acquisition. We expect that this acquisition will add approximately $6,500,000 of goodwill amortization charges per quarter. In April 2000, we also signed definitive agreements to acquire Jolt Ltd., a company engaged in optical wireless communications, Optronics International Corp., a manufacturer of laser diodes and transceivers and Quantum Optech Inc., a manufacturer of optical thin film coating and filters for DWDM, an industry acronym for dense wavelength division multiplexing. If all of these acquisitions are successfully completed, we expect to add an estimated additional $6,500,000 of goodwill amortization charges per quarter.

In addition to the amortization of expenses related to goodwill and other intangible assets, these acquisitions and future acquisitions could have a material adverse effect on our business, financial condition and results of operations because of the

- possible charges to operations similar to those incurred in connection with the Xyplex acquisition,

-       potentially dilutive issuances of equity securities,

-       incurrence of debt and contingent liabilities,

- difficulties assimilating the acquired operations, technologies and products,

-       diversion of management's attention to other business concerns,

- risks of entering markets in which we have no or limited prior experience,

-       potential loss of key employees of acquired organizations, and

- difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition.

We can give no assurance as to whether we can successfully integrate the products, technologies or personnel of any business that we might acquire in the future.

WE PRESENTLY HAVE NO PATENTS AND ARE DEPENDENT ON PROPRIETARY TECHNOLOGY.

We currently hold no patents. We have filed two patent applications and a provisional patent application in the United States with respect to certain aspects of our technology. With the Xyplex acquisition, we acquired five additional provisional patent applications filed by Xyplex on certain aspects of its technology. We currently rely on copyrights, trade secrets and unpatented proprietary know-how, which may be duplicated by others. We employ various methods, including confidentiality agreements with employees and suppliers, to protect our proprietary know-how. Such methods may not afford complete protection, however, and others could independently develop such know-how or obtain access to it or independently develop technologies that are substantially equivalent or superior to our technology. In the event that protective measures are not successful, our business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. We can give no assurance that any patents will be issued as a result of the pending applications, including the provisional patent application, or any future patent applications, or, if issued, will provide us with meaningful protection from competition. In addition, we can give no assurance that any patents issued to us or Xyplex will not be challenged, invalidated or circumvented.

The electronics industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the electronics industry have employed intellectual property litigation to gain a competitive advantage. United States patent applications are presently maintained in secrecy until the patents issue and the publication of inventions in technical or patent literature tends to lag behind such patent application filings by several months. Accordingly, we cannot be certain that we were the first inventor of inventions covered by pending United States patent applications or that we are not infringing on the patents of others. Litigation may be necessary to enforce any patents that may be issued to us or to enforce our other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations regardless of the final outcome of such litigation. In the event that any of our products are found to infringe on the intellectual property rights of third parties, we would be required to seek a license with respect to such patented technology, or incur substantial costs to redesign the infringing products. We can give no assurance that any such license would be available on acceptable terms or at all, that any of our products could be redesigned on an economical basis or at all, or that any such redesigned products would be competitive with the products of our competitors.

WE ARE DEPENDENT ON CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT.

We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors and Chief Technical Officer, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of key man life insurance policies in the amounts of $1,000,000 each on their lives. However, we can give no assurance that the proceeds from these policies will be sufficient to compensate us in the event of the death of any of these individuals, and the policies are not applicable in the event that any of them becomes disabled or is otherwise unable to render services to us.

PART II - OTHER INFORMATION

Item 2. Change in Securities

(a)     Not applicable

(b)     Not applicable

(c) During the three months ended March 31, 2000, in connection with its investment in one of its partner companies, Registrant issued an aggregate of 75,000 shares of its Common Stock.

        The issuance of the shares was not effected through a broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuance. Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchaser represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transaction. The purchaser had adequate access to information about the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

27      Financial Data Schedule

(b)     Reports on Form 8-K

One report on Form 8-K was filed during the quarter covered by this Report. This report, reporting an events occurring on February 22, 2000, reported matters under Item 5.

                                   SIGNATURES



        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1999.



                                MRV COMMUNICATIONS, INC.



                                By: /s/ EDMUND GLAZER
                                   --------------------------------------------
                                   Edmund Glazer
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer