Form 10-K405/A
period 1999-12-31
MRV COMMUNICATIONS INC
filed 2000-07-19
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,318,582 shares of Common Stock, $0.0034 par value at March 20, 2000 (after give effect to the Registrant's two-for-one stock split on May 11, 2000).

DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

        The purpose of this Amendment is to retroactively reflect share and per share information to give effect to MRV's two-for-one stock split of May 11, 2000. All share and per share information in this report has been retroactively adjusted to reflect such two-for-one stock split.

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

        On February 22, 2000, MRV announced plans to acquire Fiber Optic Communications Inc. ("FOCI"), headquartered in Science-Based Industrial Park, Hsinchu, Taiwan. FOCI designs, develops, manufactures and markets fiber optic components, subsystems and systems, and installations of fiber optic related products including fiber optic passive components, fiber optic testing systems, fiber optic instruments, fiber optic network installations and fiber optic sensing systems that serve to manage and increase the capacity, or bandwidth of fiber optic telecommunications and data communications networks. The purchase price to be paid to acquire FOCI will consist of $50,000,000 in cash and 4.8 million shares of MRV Common Stock.

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

        On January 30, 1998, MRV completed the Xyplex Acquisition from Whittaker. Xyplex is a leading provider of access solutions between enterprise networks and WAN and/or Internet service providers ("ISPs"). The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 842,804 shares of Common Stock of the Company at an exercise price of $17.50 per share. During the year ended December 31, 1995, the period from January 1, 1996 through April 9, 1996 (the day Xyplex was acquired by Whittaker), the period from April 10, 1996 through October 31, 1996 and the fiscal year ended October 31, 1997, Xyplex reported net revenues of $107,617,000, $28,100,000, $52,021,000, and $75,663,000, respectively, and net losses of $37,360,000, $2,269,000, $13,353,000 and $80,309,000, respectively. In connection with the Xyplex Acquisition, the Company incurred charges of $20,633,000 and $15,671,000 for purchased technology and restructuring during the year ended December 31, 1998. While the Xyplex Acquisition added 11 months of Xyplex' revenues to those of the Company, the charges resulting from the Xyplex Acquisition resulted in MRV incurring a net loss of $20,106,000 or $0.86 per share during the year ended December 31, 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 3, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") at which, among other things, the Company's entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

                                 Number of Votes


          Name                           For               Against or Withheld
          ----                           ---               -------------------
        Noam Lotan                    42,618,310                   55,920

        Shlomo Margalit               42,618,310                   55,920

        Igal Shidlovsky               42,618,310                   55,920

        Guenter Jaensch               42,618,310                   55,920

        Baruch Fischer                42,618,310                   55,920

        Daniel Tsui:                  42,618,310                   55,920

        The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, as to each matter were as follows:

               PROPOSAL                                                                FOR             AGAINST            ABSTAIN
               --------                                                             ----------        ---------           ------
        To approve amendments to the Company's 1997 Incentive and
        Nonstatutory Stock Option Plan To increase by 1,200,000 shares the number of shares of Common Stock that can be optioned and sold
        under such Stock Option Plan                                                37,230,370        5,258,406           185,454

        To ratify the selection of Arthur Andersen LLP as independent
        auditors for the Company for the fiscal year ending December 31, 1999       42,521,422           79,860            72,948

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


                                                   HIGH                  LOW
                                                 ---------            ---------
        1998:
          First Quarter ..........               $   14.50            $   10.57
          Second Quarter .........                   14.19                 9.69
          Third Quarter ..........                   12.00                 2.53
          Fourth Quarter .........                    4.53                 2.57

        1999:
          First Quarter ..........               $    4.94            $    2.97
          Second Quarter .........                    7.03                 2.97
          Third Quarter ..........                   12.41                 6.32
          Fourth Quarter .........                   32.82                 9.72

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                                   Year ended December 31,
                                                             -----------------------------------------------------------------
                                                               1995           1996         1997          1998          1999
                                                             ---------     ---------     ---------     ---------     ---------
                                                                     (In thousands, except per share amounts)
Revenues, net ...........................................    $  39,202     $  88,815     $ 165,471     $ 264,075     $ 288,524
Cost of goods sold ......................................       22,608        51,478        94,709       162,284       197,442
Write-down of discontinued products .....................           --            --            --         3,101        13,761
Research and development expenses .......................        4,044         8,201        13,093        25,817        35,319
Selling, general and administrative expenses ............        6,799        14,025        27,365        56,753        71,757
                                                             ---------     ---------     ---------     ---------     ---------
Operating income (loss) before purchased technology in
progress and restructuring costs ........................        5,751        15,111        30,304        16,120       (15,994)
Purchased technology in progress(1) .....................        6,211        17,795            --        20,633            --
Restructuring costs(1) ..................................        1,465         6,974            --        15,671            --
                                                             ---------     ---------     ---------     ---------     ---------
Operating income (loss) .................................       (1,925)       (9,658)       30,304       (20,184)      (15,994)
Other income (expense), net .............................          654           153         2,744         6,819         4,822
Interest expense(2) .....................................           --        (4,357)         (843)       (2,480)       (4,500)
                                                             ---------     ---------     ---------     ---------     ---------
Income (loss) before provision for income taxes, minority
interests and extraordinary item ........................       (1,271)      (13,862)       32,205       (15,845)      (15,672)
Provision (credit) for income taxes .....................            2        (4,404)        9,474         5,707        (2,153)
Minority interests ......................................           --           196           146         1,345          (610)
Gain on repurchase of convertible notes, net of tax .....           --            --            --         2,791            --
                                                             ---------     ---------     ---------     ---------     ---------
Net income (loss)(1) ....................................    $  (1,273)    $  (9,654)    $  22,585     $ (20,106)      (12,909)
                                                             =========     =========     =========     =========     =========
Net income (loss)  per share - Basic(1) .................    $   (0.03)    $   (0.24)    $    0.48     $   (0.38)        (0.24)
                                                             =========     =========     =========     =========     =========
Net income (loss)  per share - Diluted(1) ...............    $   (0.03)    $   (0.24)    $    0.44     $   (0.38)        (0.24)
                                                             =========     =========     =========     =========     =========
Shares used in per share calculation - Basic ............       36,754        39,478        47,350        53,064        53,920
Shares used in per share calculation - Diluted ..........       36,754        39,478        51,468        53,064        53,920

CONSOLIDATED BALANCE SHEET DATA:

                                                                                        At December 31,
                                                             -----------------------------------------------------------------
                                                                1995          1996          1997          1998          1999
                                                             ---------     ---------     ---------     ---------     ---------
                                                                                  (In thousands)
Working capital .........................................    $  22,019     $  56,973     $ 111,559     $ 115,318     $ 106,425
Total assets ............................................       33,307        96,943       236,236       320,192       314,533
Long-term  debt, net of current portion .................          271        18,892         2,853        94,317        94,409
Stockholders' equity ....................................       25,258        41,771       189,969       174,429       166,815


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

        On January 30, 1998, MRV completed the Xyplex Acquisition from Whittaker. The purchase price paid to Whittaker consisted of $35,000,000 in cash and 3-year warrants to purchase up to 842,804 shares of common stock of the Company at an exercise price of $17.50 per share. During the year ended December 31, 1995, the period from January 1,

1996 through April 9, 1996 (the day Xyplex was acquired by Whittaker), the period from April 10, 1996 through October 31, 1996 and the fiscal year ended October 31, 1997, Xyplex reported net revenues of $107,617,000, $28,100,000, $52,021,000, and $75,663,000, respectively, and net losses of $37,360,000,
$2,269,000, $13,353,000 and $80,309,000, respectively. In connection with the
Xyplex Acquisition, the Company incurred charges of $20,633,000 and $15,671,000 for purchased technology and restructuring.

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


RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, statements of operations data of the Company expressed as a percentage of net revenues.


                                                               Year ended December 31,
                                                             ---------------------------
                                                             1997        1998       1999
                                                             -----      -----      -----
Revenues, net ...........................................    100.0%     100.0%     100.0%
Cost of goods sold ......................................     57.2       62.6       68.4
Research and development expenses .......................      7.9        9.8       12.2
Selling, general and administrative expenses ............     16.5       21.5       24.9
                                                             -----      -----      -----

Operating income (loss) before purchased technology in
  progress and restructuring costs ......................     18.3        6.1       (5.5)
Purchased technology in progress ........................       --        7.8         --
Restructuring costs .....................................       --        5.9         --
                                                             -----      -----      -----
Operating income (loss) .................................     18.3       (7.6)      (5.5)
Other income, net .......................................      1.7        2.6        0.3
Interest expense related to convertible debentures/notes      (0.5)      (0.9)      (1.6)
                                                             -----      -----      -----
Income (loss) before provision for income taxes, minority
  interests and extraordinary item ......................     19.5       (6.0)      (5.4)
Provision (credit) for income taxes .....................      5.7        2.2       (0.7)
Minority interests ......................................     (0.1)      (0.5)      (0.2)
Gain on repurchase of convertible notes, net of tax .....       --        1.1         --
                                                             -----      -----      -----
Net income (loss) .......................................     13.6%      (7.6)%     (4.5)%
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


LIQUIDITY AND CAPITAL RESOURCES

        In September 1997, the Company completed a follow-on public offering of 5,570,000 shares of Common Stock raising net proceeds of approximately $93,320,000 (the "1997 Public Offering"). In June 1998, the Company sold an aggregate $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a private placement raising net proceeds of $96,423,000 (the "1998 Private Placement"). The Notes are convertible into Common Stock of the Company at a conversion price of $13.52375 per share (equivalent to a conversion rate of approximately 73.94 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 7.4 million shares of Common Stock of the Company. The Notes have a five-year term and are not callable for the first three years. Interest on the Notes is at 5% per annum and is payable semi-annually on June 15 and December 15, commencing on December 15, 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Report:


                                                                                     PAGE
                                                                                     ----
Report of Independent Public Accountants ......................................       F-1

Consolidated Balance Sheets as of December 31, 1998 and 1999 ..................       F-2

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1999 .............................       F-4

Consolidated Statements of Stockholders' Equity and Compensation Income
for each of the three years in the period ended December 31, 1999 .............       F-5

Consolidated Statements of Cash Flows for each of the three years in
the period ended December 31, 1999 ............................................       F-6

Notes to Consolidated Financial Statements ....................................       F-8

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States



/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP


Los Angeles, California
February 22, 2000
(Except with respect to the matters
discussed in Note 14, as to
which the date is July 18, 2000)

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

MRV COMMUNICATIONS, INC.

Consolidated Balance Sheets - December 31, 1998 and 1999

                      Liabilities and Stockholders' Equity
                                 (in thousands)
                                                                       1998                1999
                                                                   ------------       ------------
Current Liabilities:
  Current portion of capital
    lease obligations                                                $     185          $      198
  Accounts payable                                                      29,757              33,455
  Accrued liabilities                                                   13,606              15,403
  Accrued restructuring cost                                                82                  -
  Income taxes payable                                                     445                  -
  Deferred revenue                                                       4,398               1,478
                                                                 -------------       -------------
          Total current liabilities                                     48,473              50,534

Long-Term Liabilities:
  Convertible notes                                                     90,000              90,000
  Capital lease obligations, net of
    current portion                                                      1,400               1,481
  Other long-term liabilities                                            2,917               2,928
                                                                 -------------       -------------
          Total long-term liabilities                                   94,317              94,409
                                                                 -------------       -------------
Commitments and Contingencies (Note 9)

Minority Interest                                                        2,973               2,775

Stockholders' Equity:
  Preferred stock, $0.01 par value:
    Authorized - 1,000 shares;
      no shares issued or outstanding                                       -                   -
  Common stock, $0.0034 par value:
    Authorized - 80,000 shares
    Issued and outstanding - 53,278
      shares in 1998 and 56,234 in 1999, respectively                      181                 191
Additional paid-in capital                                             180,563             191,373
  Retained deficit                                                      (5,471)            (18,377)
  Treasury stock, at cost                                                 (133)               (133)
  Accumulated other comprehensive loss                                    (711)             (6,239)
                                                                 -------------       -------------
          Total stockholders' equity                                   174,429             166,815
                                                                 -------------       -------------
                                                                     $ 320,192           $ 314,533
                                                                 =============       =============


The accompanying notes are an integral part of these consolidated balance sheets.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Operations
For the Three Years Ended December 31, 1999
(in thousands, except for per share data)



                                                        1997                 1998               1999
                                                    ------------         ------------       ------------
Revenues, net:                                        $  165,471           $  264,075         $  288,524
                                                   -------------        -------------     --------------
Costs and Expenses:
  Cost of goods sold                                      94,709              165,385            197,442
  Research and development expenses                       13,093               25,817             35,319
  Selling, general and
    administrative expenses                               27,365               56,753             71,757
  Purchased technology in progress                            -                20,633                 -
  Restructuring costs                                         -                15,671                 -
                                                   -------------        -------------     --------------
                                                         135,167              284,259            304,518
                                                   -------------        -------------     --------------
          Operating income (loss)                         30,304              (20,184)           (15,994)
                                                   -------------        -------------     --------------
Other Income (Expense):
  Interest expense related to convertible
     debentures and acquisition                             (843)                  -                  -
  Interest expense related to convertible notes               -                (2,480)            (4,500)
  Minority interest                                         (146)              (1,345)               610
  Interest income, net                                     2,744                6,819              4,822
                                                   -------------        -------------     --------------
                                                           1,755                2,994                932
                                                   -------------        -------------     --------------
          Income (loss) before provision
            (benefit) for income taxes
            and extraordinary item                        32,059              (17,190)           (15,062)
Provision (Benefit) for Income Taxes                       9,474                5,707             (2,153)
                                                   -------------        -------------     --------------
Income (Loss) before Extraordinary Item                   22,585              (22,897)           (12,909)
                                                   -------------        -------------     --------------
Extraordinary Item--
  Gain on repurchase of convertible
  notes, net of tax of $1,639                                 -                 2,791                 -
                                                   -------------        -------------     --------------
Net Income (Loss)                                     $   22,585          $   (20,106)       $   (12,909)
                                                   =============        =============     ==============

Earnings (Loss) per Common Share Information:
   Basic earnings (loss) per common share             $     0.48          $     (0.38)       $     (0.24)
   Diluted earnings (loss) per common share           $     0.44          $     (0.38)       $     (0.24)
                                                   =============        =============     ==============
Weighted Average Number of Common
  Shares Outstanding:
    Basic                                                 47,340               53,064             53,920
    Diluted                                               51,468               53,064             53,920
                                                   =============        =============     ==============

MRV COMMUNICATIONS, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Loss) For the Three Years Ended December 31, 1999

                                            Common Stock       Additional   Retained                  Other
                                        ---------------------    Paid-In    Earnings    Treasury   Comprehensive
                                          Shares      Amount     Capital    (Deficit)     Stock    Income (loss)     Total
                                        ---------   ---------  ----------   ---------   --------   -------------   ---------
Balance, December 31, 1996                42,572    $     145   $  49,561   $  (7,950)   $    --      $      15    $  41,771

  Issuance of common stock in
     connection with public offering       5,570           19      93,301        --           --           --         93,320
  Issuance of common stock in
     connection with the acquisition
     of Fibronics Ltd.                       550          --        6,300        --           --           --          6,300
  Return of shares held relating
     to Fibronics Ltd.                      (274)        --          --          --           --           --           --
  Conversion of debentures                 2,026            7      17,734        --           --           --         17,741
  Exercise of stock warrants
     and options                           2,276            8       8,460        --           --           --          8,468
  Interest expense related to
     convertible debentures and
    acquisition                             --           --           427        --           --           --            427
Comprehensive Income:
  Translation adjustments                   --           --          --          --           --           (643)        (643)
  Net income                                --           --          --        22,585         --           --         22,585
                                                                                                                   ---------
Comprehensive Income                        --           --          --          --           --           --         21,942
                                       ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1997                52,720          179     175,783      14,635         --           (628)     189,969

  Exercise of stock warrants
     and options                             606            2       1,508        --           --           --          1,510
  Issuance of warrants in connection
     with the acquisition of Xyplex         --           --         3,272        --           --           --          3,272
  Purchase of treasury stock                 (48)        --          --          --           (133)        --           (133)
Comprehensive Income:
  Translation adjustments                   --           --          --          --           --            (83)         (83)
  Net loss                                  --           --          --       (20,106)        --           --        (20,106)
                                                                                                                   ---------
Comprehensive loss                          --           --          --          --           --           --        (20,189)
                                       ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1998                53,278          181     180,563      (5,471)        (133)        (711)     174,429

  Exercise of stock warrants
     and options                           2,156            7       2,813        --           --           --          2,820
  Exercise of stock warrants
     by Intel Corporation                    800            3       7,997        --           --           --          8,000
  Other                                     --           --          --             3         --           --              3
Comprehensive Income:
  Translation adjustments                   --           --          --          --           --         (5,528)      (5,528)
  Net loss                                  --           --          --       (12,909)        --           --        (12,909)
                                                                                                                   ---------
Comprehensive loss                          --           --          --          --           --           --        (18,437)
                                       ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1999                56,234    $     191   $ 191,373   $ (18,377)   $    (133)   $  (6,239)   $ 166,815
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

     In 1997, $17,325,000 of convertible debentures and $843,000 of interest were converted into approximately 2,026,000 shares of common stock. Also, the Company received $2,150,000 of tax benefits relating to the exercise of non-qualified stock options.

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

     Net Income (loss) per Common Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share."

     The following schedule summarizes the information used to compute earnings per common share (in thousands except per share data) for the three years ended December 31, 1999:

                                                                1997            1998              1999
                                                            ------------    ------------      ------------
         Income (loss) before extraordinary item            $   22,585      $  (22,897)       $  (12,909)

         Extraordinary item-gain on repurchase
           of convertible notes, net of the tax (see
           Note 5)                                                 -             2,791               -
                                                            ----------      ----------        ----------
         Net income (loss)                                  $   22,585     $   (20,106)      $   (12,909)
                                                            ==========     ===========       ===========
         Weighted average number of common
           shares used to compute basic net income
           per common share                                     47,340          53,064            53,920

         Dilutive effect of common share equivalents             4,128              -                -
                                                            ----------      ----------        ----------
         Weighted average number of common
           shares used to compute diluted net income
           per common share                                     51,468          53,064            53,920
                                                             =========      ==========        ==========

         Basic income (loss) per common share
           before extraordinary item                             0.48            (0.43)           (0.24)

         Diluted  income (loss) per common
           share before extraordinary item                       0.44            (0.43)           (0.24)

         Effect of extraordinary item per basic
           common share                                          -                0.05             -

         Effect of extraordinary item per
           diluted common share                                  -                0.05             -

         Basic net income (loss) per common share                0.48            (0.38)           (0.24)

         Diluted net income (loss) per common share              0.44            (0.38)           (0.24)

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

     Xyplex

     On January 30, 1998, the Company acquired all of the outstanding stock of Whittaker Xyplex, Inc. (whose name the Company subsequently changed to Nbase-Xyplex), a subsidiary of the Whittaker Corporation engaged in the design and manufacture of computer networking products primarily for use in WAN. The purchase price was $35,000,000 in cash and three-year warrants to purchase up to 842,804 shares of the Company's common stock at $17.5 per share.

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

As part of the private placement, the Company also issued to the holders three-year warrants to purchase an aggregate of up to 1,200,000 shares of common stock at an exercise price of $13.34 per share. In accordance with SFAS 123, the fair value of the warrants ($852,000) was recorded as an increase to stockholders' equity and amortized as additional interest expense over the life of the debentures.

5.   Convertible Notes

In June 1998, the Company completed a private placement of $100,000,000 principal amount five-year, convertible subordinated notes. The notes bear interest at five percent per year, payable semi-annually, and are convertible into common stock at any time after September 1998, at the option of the holders. The conversion rate is 73.94 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of $13.52 per share, an initial premium above market price. The conversion rate is subject to adjustment in certain circumstances, including dividends payable in common stock, issuance of stock rights to all holders of common stock or stock splits or distributions to common stockholders in connection with a tender offer. If a change in control, as defined, occurs, the holders of the notes have the right to require the Company to repurchase the notes at face value together with interest accrued. The Company has the right, after June 2001, to redeem the notes at 102 percent of face value, and after June 2002 for 101 percent of face value. The notes are not entitled to the benefits of any sinking fund.

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

A summary of warrant activities for 1997, 1998 and 1999 is as follows (number of shares in thousands):

                                                             Number                 Exercise
                                                            Of Shares                Prices
                                                            ---------      ----------------------

         Balance, December 31, 1996                           6,924                $0.14 to 13.33
           Issued                                                20                         16.25
           Exercised                                         (1,532)                 0.84 to 7.13
           Canceled                                            (200)                        10.00
                                                           --------        ----------------------
         Balance, December 31, 1997                           5,212                 0.14 to 16.25
           Issued                                               842                         17.50
           Exercised                                           (132)                 2.13 to 2.80
           Canceled                                            (152)                         4.21
                                                           --------        ----------------------
         Balance, December 31, 1998                           5,770                 0.14 to 17.50
           Issued                                                -                        -
           Exercised                                           (874)                2.40 to 10.00
           Canceled                                          (1,556)                0.14 to 13.38
                                                           --------        ----------------------
         Balance, December 31, 1999                           3,340                $2.13 to 17.50
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

9.   Commitments and Contingencies

     Lease Commitments

     The Company leases all of its facilities and certain equipment under noncancelable capital and operating lease agreements expiring in various years through 2005. The aggregate minimum annual lease payments under leases in effect on December 31, 1999 were as follows (in thousands):

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

10.  Stock-Based Compensation Plans

The Company's stock option plans (a 1992 and 1997 Plan) provide for the granting of options to purchase up to 5,900,000 shares of common stock, consisting of both incentive stock options and non-qualified options. Incentive stock options are issuable only to employees of the Company. Non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. The exercise price of all stock options granted under the Plans have been at least equal to the fair market value of such shares on the date of grant. The options generally vest over three to five years and expire ten years from the grant date.

The Company has two other outstanding option and warrant programs: (1) its 1998 Non-statutory Stock Option Plan provides for the granting of options to purchase up to 3,000,000 shares of common stock to non-employees who perform consulting or advisory services, as well as to employees of the Company. The exercise price of all stock options granted must be at least equal to the fair market value of the common stock on the date of grant. The options vest over a two year period and expire five years from the grant date, and (2) its Foreign Employee Warrant Programs which provide for the granting of warrants to purchase up to 4,000,000 shares of common stock to employees of its foreign subsidiaries, at fair market value. The warrants vest over a five year period and expire six years from the grant date. Directors and officers of the Company are not eligible to participate in either of these plans.

Stock option information with respect to the Company's stock option and warrant plans is as follows:

                                           1997                     1998                     1999
                                 -----------------------   ---------------------    ---------------------
                                               Wtd. Avg.               Wtd. Avg.                Wtd. Avg.
                                 Shares        Ex. Price   Shares      Ex. Price    Shares      Ex. Price
                                 ------        ---------   ------      ---------    ------      ---------

     Outstanding at beginning
       of year                    2,950        $  3.01     2,416       $  4.39      4,082         $ 2.49
     Granted                        220           9.73     2,000          9.24      1,122           9.21
     Exercised                     (744)          2.43      (236)         2.26        744           2.31
     Forfeited                      (10)          2.43       (98)         5.55       (480)          2.63
     Cancelled in repricing          -              -     (2,996)         8.93         -              -
     Granted in repricing            -              -      2,996          2.63         -              -
     Outstanding at end of year   2,416        $  4.39     4,082       $  2.49      3,980         $ 4.36

     Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                   Number             Weighted Average             Number
                                 Outstanding              Remaining              Exercisable at
     Exercise Price                  1999                Contract Life                1999
     ---------------            -------------         -----------------         ---------------
     $  1.82 - $2.63                 3,864                7.29 Years                 3,760
     $  2.75 - $2.94                 1,142                9.09 Years                   318
     $     17.63                       480                9.95 Years                    -
                                  --------                                         -------
                                     5,486                                           4,078
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

                                            1997               1998              1999
                                           ------             ------            ------

Additional compensation expense           $  2,488         $   1,835           $   2,888
Pro forma net income (loss)               $ 20,943         $ (21,317)          $ (14,642)
Pro forma basic net income (loss)
  per share                               $   0.44         $   (0.40)          $   (0.27)
Pro forma diluted net income (loss)
  per share                               $   0.41         $   (0.40)          $   (0.27)

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

12.  401(k) Plans

The Company has 401(k) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans call for the Company to make matching contributions to all eligible employees. In 1998 and 1999, approximately $254,000 and $679,000, respectively, was charged to operations related to these plans.

13.  Subsequent Event

On February 22, 2000, the Company announced that it will no longer support products in their LAN business. In connection with this decision, the Company recorded one-time charges of approximately $13,761,000 primarily related to the write-down of inventories which are included in cost of sales in the accompanying consolidated statement of operations.

14.  Events Subsequent to Date of Auditors' Report

On May 26, 2000, the Company completed a two-for-one stock split. The effect of this stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

On April 24, 2000, the Company completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. (FOCI), a Republic of China corporation. The acquisition was accounted for using the purchase method. Under the terms of the purchase agreement, FOCI shareholders received approximately $48.6 million in cash and approximately 4.8 million shares of common stock and warrants. FOCI is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing.

On April 27, 2000, the Company entered into a definitive agreement with Optronics International Corporation (OIC), a Republic of China corporation. The agreement provides for the exchange of approximately 4.0 million shares of common stock and warrants of the Company for all of the outstanding shares of OIC. The agreement also provides for a guarantee portion of the purchase price through the issuance of additional shares of the Company's common stock. This acquisition will be accounted for using the purchase method, and is expected to be completed during the third quarter of fiscal year 2000. OIC is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks.

On May 1, the Company completed the acquisition of Jolt Ltd., based in Jerusalem, Israel. The acquisition was accounted for using the purchase method. Under the terms of the purchase agreement, Jolt Ltd. shareholders received in total approximately 1.7 million shares of common stock and warrants to purchase shares of common stock for all the outstanding shares of Jolt Ltd. stock. Jolt is a pioneer in cost effective and reliable multi-port wireless optics communications.

On July 12, 2000, the Company completed the acquisition of all of the outstanding capital stock of Quantum Optech, Inc. (QOI), a Republic of China corporation. The acquisition was accounted for using the purchase method. Under the terms of the agreement, QOI shareholders received approximately 1.1 million shares of common stock and warrants. QOI is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing.

On July 12, 2000, the Company completed the acquisition of a United States of America Company in the optical business. The acquisition was accounted for using the purchase method. Under the terms of the agreement, the acquired company shareholders received approximately 2.4 million shares of common stock and warrants. The acquired company develops and manufactures free-space optical laser communication systems for data and telecommunication networks.

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

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for the four other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the year ended December 31, 1999:





                                                                                                    LONG-TERM
                                                            ANNUAL COMPENSATION                   COMPENSATION
                                                     --------------------------------------       -------------
                                                                                                    SECURITIES
                                                                                                    UNDERLYING
      NAME AND PRINCIPAL POSITIONS                   YEAR          SALARY           BONUS           OPTIONS (#)
--------------------------------------------         ----         --------         --------       -------------
Noam Lotan                                           1999         $100,000         $      0                0
President and Chief Executive Officer                1998         $100,000         $      0           60,000(1)
                                                     1997         $100,000         $      0                0

Shlomo Margalit                                      1999         $110,000         $      0                0
Chairman of the Board of Directors,                  1998         $110,000         $      0                0
Chief Technical Officer and Secretary                1997         $110,000         $      0                0

Ken Ahmad                                            1999         $ 90,000         $118,807           60,000
Vice President of Marketing and Sales                1998         $ 90,000         $ 89,000                0
                                                     1997         $ 90,000         $ 45,000                0

Edmund Glazer                                        1999         $140,000         $      0           60,000
Vice President of Finance and Administration         1998         $107,000         $      0          178,000(2)
and Chief Financial Officer                          1997         $ 71,000         $      0           30,000

Zeev Rav-Noy(3)                                      1999         $ 89,654         $ 30,000                0
Chief Operating Officer and Treasurer                1998         $110,000         $ 60,000                0
                                                     1997         $110,000         $ 60,000                0


------------------

(1) Consists of repriced options granted under the Company's Stock Option Plans that were issued in replacement of earlier options granted to the Named Executive Officers under the Stock Option Plans. The Options vest at their original vesting schedules.

(2) Includes 78,000 repriced options granted under the Company's Stock Option Plans that were issued in replacement of earlier options granted to the Named Executive Officers under the Stock Option Plans. The Options vest at their original vesting schedules.

(3) Dr. Rav-Noy resigned in September 1999.

        Dr. Margalit, Dr. Rav-Noy or Mr. Lotan were not granted any stock options during 1999. The following table provides certain information regarding stock option grants made to the other Named Executive Officers during 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                                                                            POTENTIAL REALIZABLE
                                                     PERCENT OF                                               VALUE AT ASSUMED
                                 NUMBER OF             TOTAL                                                ANNUAL RATES OF STOCK
                                SECURITIES            OPTIONS                                                PRICE APPRECIATION
                                UNDERLYING           GRANTED TO       EXERCISE                               FOR OPTION TERM(1)
                                  OPTIONS             EMPLOYEES        PRICE            EXPIRATION          ---------------------
           NAME                   GRANTED               1999           ($/SH)              DATE              %5             10%
         ---------              ----------           ----------       --------          ----------          -----         ------
         Ken Ahmad                60,000               2.9 %           $ 2.9375            03/26/09          $ 110,843  $   280,897
         Edmund Glazer            60,000               2.9 %           $17.625             12/09/09          $ 665,056  $ 1,685,383

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

                          FISCAL YEAR-END OPTION VALUES

        Neither Dr. Margalit nor Mr. Lotan received or exercised any stock options during 1999. The following table provides certain information concerning stock options held by the other Named Executive Officers at December 31, 1999:



                                            Number of Shares Underlying                  Value of Unexercised
                                              Unexercised Options at                    In-the-Money Options at
                                                 December 31, 1999                       December 31, 1999(1)
                                         ---------------------------------         ---------------------------------
            Name                         Exercisable         Unexercisable         Exercisable         Unexercisable
            ----                         -----------         -------------         -----------         -------------
         Noam Lotan                        60,000                     0            $1,698,750            $        0
         Edmund Glazer                     40,000               158,000            $1,152,500            $3,652,375
         Ken Ahmad                        300,000                60,000            $8,886,750            $        0


(1) Based on the difference between $31.4375 per share (the closing price per share of Common Stock on December 31, 1999 as reported on The Nasdaq National Market) and the per share exercise price.

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

COMPENSATION OF OUTSIDE DIRECTORS

        Outside directors, i.e., directors who are not employees of the Company, receive cash compensation of $800 per month and $500 for each Board of Directors' meeting attended, while serving as Directors. The following table provides information concerning repriced options granted to outside directors during 1999:

                                                  Securities
                                                   underlying
                                                   number of
                              Date of               options               Exercise           Expiration
    Name                       Grant               repriced(#)            price($)              Date
    ----                      -------             ------------            --------           ----------
Igal Shidlovsky               12/9/99                30,000               $17.625             12/9/2005

Guenter Jaensch               12/9/99                30,000               $17.625             12/9/2005

Daniel Tsui                   12/9/99                30,000               $17.625             12/9/2005

Baruch Fischer                12/9/99                30,000               $17.625             12/9/2005


STOCK OPTION PLANS

        1992 Plan. On March 27, 1992, the Board of Directors and stockholders of the Company adopted the 1992 Stock Option Plan (the "1992 Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to 1,800,000 shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. The Board increased the 1992 Plan by 1,800,000 shares in February 1995, which was approved by stockholders in June 1995 and in May 1996 increased the 1992 Plan by 300,000 shares, which was approved by stockholders in July 1996.

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

        Any unexercised options that expire or that terminate upon an employee's ceasing to be employed with the Company become available once again for issuance. At December 31 1999, options for 1,662,960 shares were outstanding under the 1992 Plan and none were reserved thereunder for options available for future grant.

     1997 Plan. On November 11, 1997 and December 12, 1997, respectively, the Board of Directors and stockholders of the Company adopted the 1997 Incentive and Nonstatutory Stock Option Plan (the "1997 Plan"), which provides for the grant of options to purchase up to 1,000,000 shares of Common Stock. On October 30, 1998 and December 3, 1999 stockholders approved the board's proposals to increase by 1,000,000 and 1,200,000 shares, respectively, the number of shares of Company Stock that may be optioned and sold under the 1997 Plan. The Company's 1997 Plan provides for the granting of (i) incentive stock options to key employees and (ii) nonstatutory stock options to key employees and non-employee directors of the Company and any person who performs consulting or advisory services for the Company and who is, by the Board of Directors or the Stock Option Committee, determined to be eligible to participate. For information concerning the federal income tax distinctions of incentive and nonstatutory stock options, see "Federal Income Tax Consequences of Incentive Stock Options and Nonstatutory Stock Options," below.

        The maximum number of shares of the Company's Common Stock that may be issued pursuant to the exercise of options granted under the 1997 Plan is 3,200,000 shares (subject to adjustment in the event of stock dividends, splits, reverse splits, recapitalizations, mergers or other similar changes in the Company's capital structure). No more than 2,000,000 shares may be optioned and sold to directors or non-director officers under the Stock Option Plan as amended. All options must be granted, if at all, not later than November 10, 2007. The aggregate fair market value (determined as of the date the option is granted) of the shares of Common Stock to which incentive stock options granted under the Stock Option Plan are exercisable for the first time by any employee of the Company during any calendar year may not exceed $100,000. This limitation does not apply with respect to nonstatutory stock options.

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

     As of December 31, 1999, options to purchase an aggregate of 2,317,800 shares of Common Stock were outstanding and 720,000 were available for future grant.

     Other Option Plans. The Company also has two other types of option/warrant programs for employees: (1) its 1998 Nonstatutory Stock Option Plan, under which the Company may grant nonstatutory stock options to purchase up to 3,000,000 shares of Common Stock to employees the Company and any person who performs consulting or advisory services for the Company and who is, by the Board of Directors or the Stock Option Committee, determined to be eligible to participate, and (2) its Foreign Employee Warrant Programs under which the Company may grant warrants to purchase up to 4,000,000 shares of Common Stock to employees of its foreign subsidiaries. Directors and officers of the Company are not eligible to participate in either of these plans. At December 31, 1999 options for 1,516,950 shares were outstanding under the 1998 Nonstatutory Stock Option Plan and 1,018,330 were reserved thereunder for options available for future grant. At December 31, 1999, warrants for 2,030,922 shares were outstanding under the Foreign Employee Warrant Programs and 522,000 were reserved thereunder for warrants available for future grant.

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


                                                 Number of Shares
          Name and Address(1)                      Beneficially          Percentage of
         of Beneficial Owner                         Owned(2)                Class
         --------------------                    ----------------        -------------
Shlomo Margalit ........................            3,337,060                 5.8%
Noam Lotan(3) ..........................            1,526,874                 2.6%
Ken Ahmad(4) ...........................              588,928                 1.0%
Edmund Glazer ..........................               40,000                  *
All Directors and Executive Officers
  as a Group (8 persons)(5) ............            5,740,862                10.0%

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

(3) Includes 60,000 shares issuable pursuant to stock options exercisable within 60 days from March 20, 2000.

(4) Includes 312,000 shares issuable pursuant to stock options exercisable within 60 days from March 20, 2000.

(5) Includes 558,000 shares issuable pursuant to stock options exercisable within 60 days from March 20, 2000.

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

    10.33       Stock Purchase Agreement Dated February 21, 2000 Relating To The
                Sale And Purchase Of Up To One Hundred Percent (100%) Of The
                Ordinary Shares In The Capital Of Fiber Optic Communications,
                Inc. And The Sale And Purchase Of Two Million Four Hundred
                Thousand Of Ordinary Shares In The Capital Of MRV
                Communications, Inc.*

    21          Subsidiaries of the Registrant.*

    23          Consent of Arthur Andersen LLP to incorporation of Report on
                Financial Statements into Company's Registration Statements on
                Form S-8 (File No. 33-96458), Form S-3 (File No. 333-17537) and
                Form S-3 (File No. 333-64017).

    25          Power of Attorney.*

    27          Financial Data Schedule.*

*     Previously filed.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed by registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on July 19, 2000.



                                               MRV COMMUNICATIONS, INC.

                                               By: /s/ Noam Lotan
                                               ------------------------
                                               Noam Lotan, President and
                                               Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


              Names                                 Title                          Date
              -----                                 -----                          ----
        /s/ Noam Lotan              President, Chief Executive Officer          July 18, 2000
-------------------------------     (Principal Executive Officer),
        Noam Lotan                  and a Director


        /s/ Shlomo Margalit*        Chairman of the Board of Directors,         July 18, 2000
-------------------------------     Chief Technical Officer,
        Shlomo Margalit             Secretary, and a Director


        /s/ Edmund Glazer           Vice President of Finance  and              July 18, 2000
-------------------------------     Administration,
        Edmund Glazer               Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)


        /s/ Igal Shidlovsky*        Director                                    July 18, 2000
-------------------------------
        Igal Shidlovsky


        /s/ Guenter Jaensch*        Director                                    July 18, 2000
-------------------------------
        Guenter Jaensch

        /s/ Daniel Tsui*           Director                                   July 18, 2000
-------------------------------
        Daniel Tsui


        /s/ Baruch Fischer*        Director                                   July 18, 2000
-------------------------------
        Baruch Fischer

*By     /s/ Edmund Glazer
  -----------------------------
  Edmund Glazer
  Attorney-In-Fact