Form 10-Q/A
period 2000-03-31
MRV COMMUNICATIONS INC
filed 2000-07-19
CIK 887969

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

Yes [X] No [ ]


As of March 31, 2000, there were 57,336,386 shares of Common Stock, $.0034 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 2000

                                      INDEX



                                                                                          PAGE NUMBER
                                                                                          -----------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements:

                Condensed Consolidated Balance Sheets as of March 31, 2000
                (unaudited) and December 31, 1999 (audited)                                    3

                Condensed Consolidated Statements of Operations (unaudited)
                for the Three Months ended March 31, 2000 and 1999                             4

                Condensed Consolidated Statements of Cash Flows (unaudited) for
                the Three Months ended March 31, 2000 and 1999                                 5

                Notes to Condensed Consolidated Financial Statements (unaudited)             6-9

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        10-19

PART II         OTHER INFORMATION                                                             20

Item 6.         Exhibits and Reports on Form 8-K.                                             20

SIGNATURE                                                                                     21


As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries. The purpose of this amendment is to reflect retroactively share and per share data to give effect to MRV's two-for-one stock split of May 11, 2000.

                            MRV COMMUNICATIONS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)




                                                                                          March 31,             December 31,
                                                                                            2000                   1999
                                                                                         (unaudited)             (audited)
                                                                                         -----------           ------------
ASSETS

CURRENT ASSETS:
                      Cash & cash equivalents                                             $  19,467             $  34,330
                      Short-term investments                                                 10,344                10,141
                      Accounts receivable                                                    54,374                60,637
                      Inventories                                                            37,569                35,392
                      Refundable income taxes                                                 3,789                 3,216
                      Deferred income taxes                                                   6,800                 6,907
                      Other current assets                                                    6,211                 6,336
                                                                                          ---------             ---------
                           Total current assets                                             138,554               156,959

PROPERTY AND EQUIPMENT - At cost,
                      net of depreciation and amortization                                   17,226                19,600

OTHER ASSETS:
                      Goodwill                                                               26,201                27,214
                      U.S. Treasury notes                                                    96,253                97,704
                      Investments in partner companies                                       24,258                 4,232
                      Deferred income taxes                                                   5,479                 5,324
                      Loan financing costs and other                                          3,143                 3,500
                                                                                          ---------             ---------
                                                                                          $ 311,114             $ 314,533
                                                                                          ---------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                      Current maturities of capital lease obligations                     $     122             $     198
                      Accounts payable                                                       23,789                33,455
                      Accrued liabilities                                                    15,690                15,403
                      Deferred revenue                                                        1,041                 1,478
                                                                                          ---------             ---------

                           Total current liabilities                                         40,642                50,534


LONG-TERM LIABILITIES
                      Convertible debentures                                                 90,000                90,000
                      Capital lease obligations, net of current portion                       1,268                 1,481
                      Deferred income taxes                                                     281                   281
                      Other long-term liabilities                                             1,942                 2,647
                                                                                          ---------             ---------

                           Total long term liabilities                                       93,491                94,409

MINORITY INTERESTS                                                                            2,394                 2,775

STOCKHOLDERS' EQUITY:
                      Preferred stock, $0.01 par value:
                                 1,000 shares authorized no shares outstanding                   --                    --
                      Common stock, $0.0034 par value:
                                 80,000 shares authorized and
                                 57,336 shares outstanding in 2000
                                 and 56,234 shares outstanding in 1999                          195                   191
                      Additional paid-in capital                                            204,772               191,373
                      Treasury Stock                                                           (133)                 (133)
                      Retained earnings (deficit)                                           (24,241)              (18,377)
                      Accumulated other comprehensive loss                                   (6,006)               (6,239)
                                                                                          ---------             ---------
                      Total stockholders' equity                                            174,587               166,815
                                                                                          ---------             ---------
                                                                                          $ 311,114             $ 314,533
                                                                                          ---------             ---------



                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                                  Three Months Ended
                                                                            --------------------------------
                                                                             March 31,            March 31,
                                                                               2000                 1999
                                                                            (Unaudited)          (Unaudited)
                                                                            -----------          -----------
REVENUES, net                                                                 $ 65,072             $ 70,116
                                                                              --------             --------
COSTS AND EXPENSES:
               Cost of goods sold                                               42,736               46,366
               Research and development expenses                                 6,060                7,256
               Research and development expenses of consolidated
                     development stage enterprises                               5,831                2,336
               Selling, general and administrative expenses                     16,028               14,718
                                                                              --------             --------
               Operating (loss)                                                 (5,583)                (560)

               Interest expense related to convertible notes                    (1,125)              (1,125)

               Other income, net (1)                                               637                1,403

               (Provision) credit for income taxes                                 494                 (627)

               Minority interests                                                 (287)                  --
                                                                              --------             --------

NET (LOSS)                                                                    $ (5,864)            $   (909)
                                                                              --------             --------

NET (LOSS) PER SHARE - BASIC                                                  $  (0.10)            $  (0.02)

NET (LOSS) PER SHARE - DILUTED                                                $  (0.10)            $  (0.02)
                                                                              --------             --------

SHARES USED IN PER - SHARE CALCULATION - BASIC                                  56,850               53,300

SHARES USED IN PER - SHARE CALCULATION - DILUTED                                56,850               53,300
                                                                              --------             --------


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
                                        =======          =======

5. STATEMENT OF CASH FLOWS

In March 2000, the Company issued 150,000 shares of common stock with a value of approximately $11,500,000, along with $5,000,000 in cash, to establish its equity interest in a partner company.

6. STOCK DISTRIBUTION

On March 16, 2000, the Company announced a two-for-one stock split, which is to be distributed on May 26, 2000 to stockholders of record on May 11, 2000. The effect of this stock split has been reflected in the accompanying condensed consolidated financial statements.

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
                                                                                         =======           =======

8. SUBSEQUENT EVENTS

Subsequent to period end, the Company entered into and completed several acquisitions. See Footnote 14, Events Subsequent to Date of Auditors' Report, in the Notes to Consolidated Financial Statements as of December 31, 1999 in the Company's Form 10-K/A.

9. SUPPLEMENT PRO FORMA FINANCIAL DATA

PRO FORMA STATEMENTS OF OPERATIONS (excluding non-recurring items) (In thousands, except per share data)


                                                                      Three Months Ended
                                                                 ---------------------------------
                                                                   March 31,            March 31,
                                                                     2000                 1999
                                                                 (Unaudited)           (Unaudited)
                                                                 -----------           -----------
               AMORTIZATION OF INTANGIBLES
                FROM ACQUISITIONS, net of tax effects               $1,014               $  791

               DEVELOPMENT STAGE ENTERPRISES,
                net of tax effects                                   5,640                2,014

               NET INCOME BEFORE AMORTIZATION
                OF ACQUISITION INTANGIBLES AND
                RECOGNIZED DEVELOPMENT
                STAGE ENTERPRISE COSTS                                 790                1,896

               EARNINGS PER SHARE BEFORE
                AMORTIZATION OF ACQUISITION
                INTANGIBLES AND RECOGNIZED
                DEVELOPMENT STAGE ENTERPRISE
                COSTS - BASIC                                       $ 0.01               $ 0.04

               EARNINGS PER SHARE BEFORE
                AMORTIZATION OF ACQUISITION
                INTANGIBLES AND RECOGNIZED
                DEVELOPMENT STAGE ENTERPRISE
                COSTS - DILUTED                                     $ 0.01               $ 0.03

               SHARES USED IN PER -
                SHARE CALCULATION - BASIC                           56,850               53,300

               SHARES USED IN PER -
                SHARE CALCULATION - DILUTED                         63,162               60,414

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

                                                                Three Months Ended
                                                         -------------------------------
                                                         March 31,             March 31,
                                                           2000                  1999
                                                         ---------             ---------
                                                                   (Unaudited)
     REVENUES, net                                        100.0%                100.0%

     COSTS AND EXPENSES:
      Cost of goods sold                                   65.7                  66.1
      Research and development
       expenses                                             9.3                  10.3
      Research and development
       expenses of consolidated
       development stage enterprises                        9.0                   3.3
      Selling, general and
       administrative expenses                             24.6                  21.0

      Operating (loss)                                     (8.6)                 (0.8)

      Interest expense related
       to convertible notes                                (1.7)                 (1.6)

      Other income, net(a)                                  1.0                   2.0

      (Provision) credit for income taxes                   0.8                  (0.9)

      Minority interests                                   (0.4)                  0.0

     NET (LOSS)                                            (9.0)%                (1.3)%

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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $16,028,000 for the quarter ended March 31, 2000 from $14,718,000 for the quarter ended March 31, 1999. As a percentage of revenues, SG&A increased from 21.0% for the quarter ended March 31, 1999 to 24.6% for the quarter ended March 31, 2000. The increases in SG&A expenses both in dollar amounts and as a percentage of revenues were due primarily to substantially increased marketing efforts as well as the addition of personnel

Interest expense related to convertible notes

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

Provision for Income Taxes

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

In April 2000, the Company completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. a Republic of China corporation ("FOCI"). The purchase price paid to the shareholders of FOCI, which was arrived at as the result of arms' length negotiations, consisted of approximately $48.6 million in cash and approximately 4.66 million shares of the Company's common stock having a value of approximately $248 million based on the average closing price of the Company's common stock during the five days before and five days after the announcement of this acquisition. The Company expects that this acquisition will add approximately $6,500,000 of goodwill amortization per quarter.

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, during the period of less than 30 days from March 7, 2000 to April 4, 2000, our stock price ranged from a high of $96.94 to a low of $30. In addition, it is possible that in a future fiscal quarter, our results of operations will fail to meet the expectations of securities analysts or investors and, in such event, the market price of our common stock would be materially adversely affected. For example, as a result of weaker than anticipated demand for our networking products, especially in Europe, and delays in transitions to next generation, higher margin, networking products, in August 1998, we announced that we expected operating results in the third quarter of 1998 to be adversely affected. Following that announcement, the market price of our common stock dropped substantially. Similarly, in February 1999, following our re-lease of fourth quarter and 1998 financial results, we announced that we did not expect revenues in the first quarter of 1999 to be as strong as revenues reported for the fourth quarter of 1998. Following that announcement, the market price of our stock again dropped significantly. See the section of this prospectus captioned "Price Range of Common Stock" below.

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

WE HAVE SUFFERED ADVERSE FINANCIAL CONSEQUENCES AS A RESULT OF A RECENT ACQUISITION.

On January 30, 1998, we completed the Xyplex acquisition from Whittaker Corporation. Xyplex is a leading provider of access solutions between enterprise networks and WAN and/or Internet service providers. The purchase price paid to Whittaker consisted of $35,000,000 in cash and three-year warrants to purchase up to 842,802 shares of our common stock at an exercise price of $17.50 per share. In connection with the Xyplex acquisition, we incurred charges of $20,633,000 and $15,671,000 for purchased technology and restructuring during the year ended December 31, 1998. While the Xyplex acquisition added 11 months of Xyplex' revenues to our revenues, the charges resulting from the Xyplex acquisition resulted in our incurring a net loss of $20,106,000 or $0.86 per share during the year ended December 31, 1998.

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

FUTURE HARM COULD RESULT FROM ADDITIONAL ACQUISITIONS.

An important element of our strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability or enhance our technological capabilities. For example, in April 2000 we completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. a Republic of China corporation ("FOCI"). The purchase price we paid to the shareholders of FOCI consisted of approximately $48.6 million in cash and approximately 4.66 million shares of our common stock having a value of approximately $248 million based on the average closing price of the common stock during the five days before and five days after the announcement of this acquisition. We expect that this acquisition will add approximately $6,500,000 of goodwill amortization charges per quarter. In April 2000, we also signed definitive agreements to acquire Jolt Ltd., a company engaged in optical wireless communications, Optronics International Corp., a manufacturer of laser diodes and transceivers and Quantum Optech Inc., a manufacturer of optical thin film coating and filters for DWDM, an industry acronym for dense wavelength division multiplexing. If all of these acquisitions are successfully completed, we expect to add an estimated additional $6,500,000 of goodwill amortization charges per quarter.

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

PART II - OTHER INFORMATION

Item 2. Change in Securities

(a)     Not applicable

(b)     Not applicable

(c) During the three months ended March 31, 2000, in connection with its investment in one of its partner companies, Registrant issued an aggregate of 150,000 shares of its Common Stock.

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

                                   SIGNATURES



        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 19, 1999.



                                MRV COMMUNICATIONS, INC.



                                By: /s/ EDMUND GLAZER
                                   --------------------------------------------
                                   Edmund Glazer
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer