Form 10-Q
period 2000-06-30
MRV COMMUNICATIONS INC
filed 2000-08-14
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes [X]  No [ ]

As of June 30, 2000, there were 64,306,180 shares of Common Stock, $.0017 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 2000

                                      INDEX

                                                                                PAGE NUMBER
                                                                                -----------
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 2000
            (unaudited) and December 31, 1999 (audited)                              3

            Condensed Consolidated Statements of Operations (unaudited)
            for the Six and Three Months ended June 30,  2000 and 1999               4

            Condensed Consolidated Statements of Cash Flows (unaudited) for
            the Six and Three Months ended June 30,  2000 and 1999                   5

            Notes to Condensed Consolidated Financial Statements (unaudited)         6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                     10

PART II     OTHER INFORMATION                                                       22

Item 2.     Changes in Securities and Use of Proceeds                               22

Item 6.     Exhibits and Reports on Form 8-K.                                       23

SIGNATURE                                                                           25

As used in this Report, "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

MRV COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------
                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                                 (unaudited)         (audited)
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
            Cash & cash equivalents                                             $   45,207          $   34,330
            Short-term investments                                                   3,427              10,141
            Accounts receivable                                                     63,555              60,637
            Inventories (Including contract in progress of
                 $1,682 in 2000)                                                    49,616              35,392
            Refundable income taxes                                                     --               3,216
            Deferred income taxes                                                    7,663               6,907
            Other current assets                                                     5,872               6,336
------------------------------------------------------------------------------------------------------------------
                 Total current assets                                              175,340             156,959

PROPERTY AND EQUIPMENT - At cost, net of depreciation
            and amortization                                                        48,497              19,600

OTHER ASSETS:
            Goodwill & intangibles                                                 321,764              27,214
            U.S. treasury notes                                                     95,014              97,704
            Investments in partner companies                                        29,969               4,232
            Deferred income taxes                                                    6,827               5,324
            Loan financing costs and other                                           6,655               3,500
------------------------------------------------------------------------------------------------------------------

                                                                                $  684,066          $  314,533
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Current maturities of financing lease obligations                   $    1,097          $      198
            Accounts payable                                                        33,485              33,455
            Accrued liabilities                                                     21,744              15,403
            Short term debt                                                         78,801                   -
            Deferred revenue                                                         1,293               1,478
            Income taxes payable                                                       714                   -
------------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                         137,134              50,534

LONG-TERM LIABILITIES:
            Convertible debentures                                                  90,000              90,000
            Capital lease obligations, net of current portion                        1,589               1,481
            Deferred income taxes                                                    1,213                 281
            Other long-term liabilities                                             10,152               2,647
------------------------------------------------------------------------------------------------------------------
                 Total long term liabilities                                       102,954              94,409

MINORITY INTERESTS                                                                   2,599               2,775

STOCKHOLDERS' EQUITY:
            Preferred stock, $0.01 par value:
                 1,000 shares authorized, no shares outstanding
            Common stock, $0.0017 par value:
                 160,000 shares authorized, 64,306 shares outstanding
                 in 2000 and 56,234 shares outstanding in 1999                         128                 124
            Additional paid-in capital                                             542,867             191,440
            Treasury Stock                                                            (133)               (133)
            Deferred compensation                                                  (40,795)                  -
            Retained earnings (deficit)                                            (51,991)            (18,377)
            Cumulative translation adjustments                                      (8,697)             (6,239)
------------------------------------------------------------------------------------------------------------------
                 Total stockholders' equity                                        441,379             166,815
------------------------------------------------------------------------------------------------------------------
                                                                                $  684,066          $  314,533
------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

MRV COMMUNICATIONS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Six Months Ended,             Three Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                            June 30,        June 30,        June 30,       June 30,
                                                              2000            1999            2000           1999
                                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------------------------------------------
REVENUES, net                                              $ 139,007       $ 143,367       $  73,935       $  73,251

---------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
      Cost of goods sold                                      88,529          93,961          45,793          47,595
      Research and development expenses                       13,367          12,098           7,307           5,969
      Research and development expenses of
           consolidated development stage enterprises         13,282           4,939           7,451           2,603
      Selling, general and administrative expenses            41,481          29,804          26,467          14,750
      Amortization of goodwill and intangibles from
           acquisitions                                       13,069           1,933          12,055           1,142

---------------------------------------------------------------------------------------------------------------------

      Operating (loss) income                                (30,721)            632         (25,138)          1,192

      Interest expense                                        (2,803)         (2,250)         (1,678)         (1,125)

      Other income, net (1)                                    1,125           2,660             488           1,257

      Provision for income taxes                                 883           1,409           1,377             782

      Minority interests                                        (332)            (17)            (45)            (17)

---------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $ (33,614)      $    (384)      $ (27,750)      $     525

---------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE - BASIC                        $   (0.56)      $   (0.01)      $   (0.44)      $    0.01

NET INCOME (LOSS) PER SHARE - DILUTED                      $   (0.56)      $   (0.01)      $   (0.44)      $    0.01

---------------------------------------------------------------------------------------------------------------------

SHARES USED IN PER - SHARE CALCULATION - BASIC                59,839          53,358          62,754          53,472

SHARES USED IN PER - SHARE CALCULATION - DILUTED              59,839          53,358          62,754          57,621

---------------------------------------------------------------------------------------------------------------------

(1) Includes cost of unconsolidated development stage enterprises of $1,437 and $951 for the six and three months ended June 30, 2000


                             See accompanying notes

                            MRV COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                            ------------------------
                                                                                               2000          1999
                                                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                                            ----------    ----------

          Net cash (used in) provided by operating activities                               $   (5,039)   $    3,059
                                                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                        (2,588)       (3,325)
     Purchases of investments                                                                   (9,096)       (1,511)
     Investments in partner companies                                                          (10,785)           --
     Proceeds from sale or maturity of investments                                              12,216        13,984
     Cash used in acquisitions and equity purchases, net of cash received                      (45,391)       (5,595)
                                                                                            ----------    ----------

          Net cash provided by (used in) investing activities                                  (55,644)        3,553
                                                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                               68,510            --
     Net proceeds from issuance of common stock                                                  6,001           689
     Principal payments on capital lease obligations                                              (493)         (442)
                                                                                            ----------    ----------

          Net cash provided by financing activities                                             74,018           247
                                                                                            ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    (2,458)       (1,490)
                                                                                            ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       10,877         5,369

CASH AND CASH EQUIVALENTS, beginning of period                                                  34,330        20,692
                                                                                            ----------    ----------

CASH AND CASH EQUIVALENTS, end of period                                                    $   45,207    $   26,061
                                                                                            ==========    ==========

                             See accompanying notes

                            MRV COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the six and three months then ended.

2.    BUSINESS COMBINATION

On April 24, 2000, the Company completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. (FOCI), a Republic of China corporation. FOCI is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, FOCI shareholders received approximately $48.6 million in cash and approximately 4.8 million shares of common stock and warrants for a total purchase price of approximately $310.4 million. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $262.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years.

The results of operations of FOCI have been included in the Company's consolidated financial statements from April 25, 2000. The following unaudited pro forma financial information presents the combined results of operations of the Company and FOCI as if the acquisition had occurred as of January 1, 2000 and 1999, giving effect to certain adjustments, including amortization of goodwill and deferred compensation charges.

                                                  Six Months Ended            Three Months Ended
                                                       June 30                     June 30
                                              -------------------------    --------------------------
                                                  2000         1999            2000          1999
                                                  ----         ----            ----          ----
Revenues, net                                  $146,065      $152,220        $75,026       $78,436
Net income (loss)                               (33,087)         (342)       (27,398)          543
Basic and diluted net loss per share           $  (0.55)     $  (0.01)       $ (0.44)      $  0.01


3.    NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the incremental shares issuable upon the assumed exercise of stock options and assumed conversion of $90.0 million convertible debentures. For the six and three months ended June 30, 2000, common stock equivalents were not considered in the diluted computation, as their effect was antidilutive.

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

                                                     (thousands)
                                              Six Months Ended June 30,    Three Months Ended June 30
                                              -------------------------    --------------------------
                                                  2000         1999            2000          1999
                                                  ----         ----            ----          ----
Net Income (Loss)                              $(33,614)     $  (384)        $(27,750)      $ 525
Change in foreign currency translation           (2,458)      (1,490)          (2,691)       (929)
                                               --------      -------         --------       -----
Comprehensive loss                             $(36,072)     $(1,874)        $(30,441)      $(404)
                                               ========      =======         ========       =====

5.    INVENTORIES

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first out method. Inventories consist of the following as of June 30, 2000 and December 31, 1999 (in thousands):


                                       June 30, 2000   December 31, 1999
                                       -------------   -----------------
            Raw materials                 $18,664           $ 8,475
            Work-in-process                17,583             8,083
            Finished goods                 13,369            18,834
                                          -------           -------
                                          $49,616           $35,392

6.    STOCK DISTRIBUTION

On March 26, 2000, the Company completed a two-for-one stock split. The effect of this stock split has been reflected in the accompanying condensed consolidated financial statements for all periods presented.

7.    SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

The Company operates under a business model that creates and manages start-up companies and independent business units. These companies fall into two segments, operating entities and development stage enterprises. Segment information is therefore being provided on this basis which differs from prior period presentations of portions of the operating entities as segments.

Development stage enterprises that the Company has created or invested in are developing optical components, subsystems and networks and products for the infrastructure of the Internet. Operating entities of the Company design, manufacture and distribute optical components, optical subsystems, optical networking solutions, Internet infrastructure products and provide IT system integration services.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company evaluates segment performance based on revenues, operating income (loss) and total assets of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of operations data below operating income.

BUSINESS SEGMENT NET REVENUES for the six and three months ended June 30, 2000 and 1999 (in thousands):

                                        Six Months Ended June 30,          Three Months Ended June 30,
                                        -------------------------          ---------------------------
                                           2000           1999                 2000           1999
                                           ----           ----                 ----           ----
     Operating entities                 $ 139,007      $ 143,367           $    73,935     $   73,251
     Development stage enterprises             --             --                    --             --
                                        ---------      ---------           -----------     ----------
               Total Revenues           $ 139,007      $ 143,367           $    73,935     $   73,251
                                        =========      =========           ===========     ==========

There were no inter-segment sales in the six and three months ended June 30, 2000 and 1999.

BUSINESS SEGMENT PROFIT (LOSS) for the six and three months ended June 30, 2000 and 1999 (in thousands):

                                        Six Months Ended June 30,          Three Months Ended June 30,
                                        -------------------------          ---------------------------
                                           2000           1999                 2000           1999
                                           ----           ----                 ----           ----
Operating income (loss):
     Operating entities                 $ (17,439)     $   5,571           $   (17,687)    $    3,795
     Development stage enterprises        (13,282)        (4,939)               (7,451)        (2,603)
                                        ---------      ---------           -----------     ----------
                                        $ (30,721)     $     632           $   (25,138)    $    1,192
                                        =========      =========           ===========     ==========

For the six and three months ended and as of June 30, 2000, the Company had no one customers that accounted for more than 10 percent of revenue or accounts receivable. A summary of external revenue by region follows. The Company does not track customer revenue by region for each individual reporting segment.

                                 (In thousands)
                                                  Six Months Ended            Three Months Ended
                                                       June 30                     June 30
                                              -------------------------    --------------------------
                                                  2000         1999            2000          1999
                                                  ----         ----            ----          ----
United States                                  $ 55,032      $ 61,419        $28,113       $32,716
Asia Pacific                                     18,171        14,193         14,084         6,445
European                                         62,543        65,516         30,050        33,051
Other                                             3,261         2,239          1,688         1,039
                                               --------      --------        -------       -------
    Total net sales                            $139,007      $143,367        $73,935       $73,251
                                               ========      ========        =======       =======


Income (loss) before provision for income taxes:

                                 (In thousands)
                                                  Six Months Ended            Three Months Ended
                                                       June 30                     June 30
                                              -------------------------    --------------------------
                                                  2000         1999            2000          1999
                                                  ----         ----            ----          ----
United States                                  $(25,756)     $  1,965        $(22,224)     $ 1,038
Non-United States                                (6,975)         (940)         (4,149)         269
                                               --------      --------        --------      -------
     Income (loss) before provision
        for income taxes                       $(32,731)     $  1,025        $(26,373)     $ 1,307
                                               ========      ========        ========      =======


8.    SUBSEQUENT EVENTS

On July 12, 2000, the Company completed the acquisition of all of the outstanding capital stock of Quantum Optech, Inc. (QOI), a Republic of China corporation. The acquisition was accounted for using the purchase method. Under the terms of the agreement, QOI shareholders received 1,028,562 shares of common stock and 80,000 options to purchase common stock for a total purchase price of approximately $31.2 million. QOI is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing.

On July 12, 2000, the Company completed the acquisition of all of the outstanding capital stock of AstroTerra Corporation (AstroTerra), a California corporation. The acquisition was accounted for using the purchase method. Under the terms of the agreement, AstroTerra shareholders received 1,587,302 shares of common stock and 809,143 options to purchase common stock for a total purchase price of approximately $159.3 million. AstroTerra develops and manufactures free-space optical laser communication systems for data and telecommunication networks.

On July 21, 2000, the Company completed the acquisition of approximately 99.9% of the outstanding capital stock of Optronics International Corporation (OIC), a Republic of China corporation. The acquisition was accounted for using the purchase method. Under the terms of the agreement, OIC shareholders received 3,399,975 shares of common stock and 800,000 options to purchase common stock for a total purchase price of approximately $103.2 million. OIC is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks.

9.    SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA


The purpose of the following unaudited pro forma Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2000 and 1999 is to present the results of operations excluding certain charges such as non-cash amortization of intangibles from acquisitions, non-cash deferred compensation expense and expenses associated with development stage enterprises. (In thousands, except per share data)

                                                                Six Months Ended,               Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                             June 30,        June 30,        June 30,        June 30,
                                                               2000            1999            2000            1999
                                                           (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AS REPORTED                              $ (33,614)      $    (384)      $ (27,750)       $    525

AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS,
      net of tax effects                                      13,069           1,933          12,055           1,142

DEFERRED COMPENSATION EXPENSE, net of tax effects              7,328              --           7,328              --

DEVELOPMENT STAGE ENTERPRISES, net of tax effects             14,719           4,939           9,565           2,603

-----------------------------------------------------------------------------------------------------------------------

UNAUDITED PRO FORMA NET INCOME BEFORE AMORTIZATION
      OF ACQUISITION INTANGIBLES AND RECOGNIZED
      DEVELOPMENT STAGE ENTERPRISE COSTS                   $   1,502       $   6,488       $   1,198       $   4,270

-----------------------------------------------------------------------------------------------------------------------

UNAUDITED PRO FORMA EARNINGS PER SHARE BEFORE
      AMORTIZATION OF ACQUISITION INTANGIBLES AND
      RECOGNIZED DEVELOPMENT STAGE ENTERPRISE
      COSTS - BASIC                                        $    0.03       $    0.12       $    0.02       $    0.08

UNAUDITED PRO FORMA EARNINGS PER SHARE BEFORE
      AMORTIZATION OF ACQUISITION INTANGIBLES AND
      RECOGNIZED DEVELOPMENT STAGE ENTERPRISE
      COSTS - DILUTED                                      $    0.02       $    0.12       $    0.02       $    0.07

-----------------------------------------------------------------------------------------------------------------------

SHARES USED IN PER - SHARE CALCULATION - BASIC                59,839          53,358          62,754          53,472

SHARES USED IN PER - SHARE CALCULATION - DILUTED              66,767          56,391          68,925          58,326

-----------------------------------------------------------------------------------------------------------------------

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

On April 24, 2000, the Company completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. (FOCI), a Republic of China corporation. FOCI is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, FOCI shareholders received approximately $48.6 million in cash and approximately 4.8 million shares of common stock and warrants for a total purchase price of approximately $310.4 million. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $262.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years.

On July 12, 2000, the Company completed the acquisition of all of the outstanding capital stock of Quantum Optech, Inc. (QOI), a Republic of China corporation. The acquisition was accounted for using the purchase method. Under the terms of the agreement, QOI shareholders received 1,028,562 shares of common stock and 80,000 options to purchase common stock for a total purchase price of approximately $31.2 million. QOI is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing.

On July 12, 2000, the Company completed the acquisition of all of the outstanding capital stock of AstroTerra Corporation (AstroTerra), a California corporation. The acquisition was accounted for using the purchase method. Under the terms of the agreement, AstroTerra shareholders received 1,587,302 shares of common stock and 809,143 options to purchase common stock for a total purchase price of approximately $159.3 million. AstroTerra develops and manufactures free-space optical laser communication systems for data and telecommunication networks.

On July 21, 2000, the Company completed the acquisition of approximately 99.9% of the outstanding capital stock of Optronics International Corporation (OIC), a Republic of China corporation. The acquisition was accounted for using the purchase method. Under the terms of the agreement, OIC shareholders received 3,399,975 shares of common stock and 800,000 options to purchase common stock for a total purchase price of approximately $103.2 million. OIC is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated statements of operations data of the Company expressed as a percentage of revenues.

                                                                Six Months Ended,               Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                             June 30,        June 30,        June 30,        June 30,
                                                               2000            1999            2000            1999
                                                           (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
            REVENUES, net                                     100.0%          100.0%          100.0%          100.0%

-----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
      Cost of goods sold                                       63.7            65.5            61.9            65.0
      Research and development expenses                         9.6             8.4             9.9             8.1
      Research and development expenses of
      consolidated development stage enterprises                9.6             3.4            10.1             3.6
      Selling, general and administrative expenses             29.8            20.8            35.8            20.1
      Amortization of goodwill and intangibles
      from acquisitions                                         9.4             1.3            16.3             1.6

-----------------------------------------------------------------------------------------------------------------------

      Operating (loss) income                                 (22.1)            0.4           (34.0)            1.6

      Interest expense related to convertible notes             2.0             1.6             2.3             1.5

      Other income, net                                         0.8             1.9             0.7             1.7

      Provision for income taxes                                0.6             1.0             1.9             1.1

      Minority interests                                        0.2             0.0             0.1             0.0

-----------------------------------------------------------------------------------------------------------------------

      NET INCOME (LOSS)                                       (24.2)%          (0.3)%         (37.5)%           0.7 %
-----------------------------------------------------------------------------------------------------------------------

Revenues

Revenues for the three and six months ended June 30, 2000 were $73,935,000 and $139,007,000, respectively, as compared to revenues for the three and six months ended June 30, 1999 of $73,251,000 and $143,367,000, respectively. The change represented increases of $684,000 or 0.9% for the three months ended June 30, 2000 and decreases of $4,360,000 or 3.0% for the six months ended June 30, 2000 over the six months ended June 30, 1999. Revenues remained constant or decreased during the periods principally as result of the Company's decision to exit the LAN switching business. International sales accounted for approximately 62.0% and 60.4% of revenues for the three and six months ended June 30, 2000 as compared to 55.3% and 57.2% of revenues for the three and six months ended June 30, 1999. The increases in revenues from international sales were primarily the result of incorporating results of FOCI which has the majority of its sales outside the U.S. for April 25, 2000 until June 30, 2000.

Gross Profit

Gross profit for the three and six months ended June 30, 2000 was $28,142,000 and $50,478,000 compared to gross profit of $25,656,000 and $49,406,000 during the three and six months ended June 30, 1999. The changes represented an increase of $2,486,000 or approximately 9.7% for the three months ended June 30, 2000 over the three months ended June

30, 1999 and an increase of $1,072,000 or approximately 2.2% for the six months ended June 30, 2000 over the six months ended June 30, 1999. Gross Margin defined as a percentage of revenues, increased from 35.0% during the three months ended June 30, 1999 to 38.1% during the three months ended June 30, 2000 and from 34.5% during the six months ended June 30, 1999 to 36.3% during the six months ended June 30, 2000. The increases in gross profit were principally the result of sales of a more favorable mix of products with higher gross margins.

Research and Development

Research and development ("R&D") expenses were $7,307,000 and $13,367,000, and represented 9.9% and 9.6% of revenues, for the three and six months ended June 30, 2000, respectively. R&D expenses were $5,969,000 and $12,098,000, and represented 8.1% and 8.4% of revenues, for the three and six months ended June 30, 1999, respectively. The increase of $1,338,000 or 22.4% in R&D spending during the three months ended June 30, 2000 over the three months ended in June 30, 1999 and the increase of $1,269,000 or 10.5% in R&D spending during the six months ended June 30, 2000 over the six months ended in June 30, 1999 was primarily attributable to the Company's decision to end further development of LAN switching products.

R&D expenses of consolidated development stage enterprises reflects the costs incurred by consolidated development stage enterprises. These expenses were $7,451,000 or 10.1% of revenues for the three months ended June 30, 2000 as compared to $2,603,000 or 3.6% of revenue for the three months ended June 30, 1999 and $13,282,000 or 9.6% of revenues for the six months ended June 30, 2000 as compared to $4,939,000 or 3.4% of revenue for the six months ended June 30, 1999. The increases of $4,848,000 or 186.2% and $8,343,000 or 168.9% in R&D
expenses of consolidated development stage enterprises during the three and six months ended June 30, 2000 over the comparable periods in 1999 is the result of increased development activities at existing enterprises and initiated enterprises during the current periods.

The Company intends to continue to invest in the research and development of new products both in its operating entities and in new and existing development stage enterprises. Management believes that the ability of the Company to foster such development and commercialize new products is an important competitive factor.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") increased to $26,467,000 and $41,481,000 for the three and six months ended June 30, 2000, respectively, from $14,750,000 and 29,804,000 for the three and six months ended June 30, 1999, respectively. As a percentage of revenues, SG&A increased from 20.1% and 20.8% for the three and six months ended June 30, 1999 to 35.8% and 29.8% for the three and six months ended June 30, 2000. The increases in SG&A expenses both in dollar amounts and as a percentage of revenues were due primarily to substantially increased marketing efforts as well as the addition of personnel and deferred compensation expenses incurred in connection with acquisitions occurring during the three months ended June 30, 2000.

Amortization of Goodwill and Intangibles from Acquisitions.

Expenses related to amortization of goodwill and intangibles from acquisitions increased to $12,055,000 and $13,069,000 for the three and six months ended June 30, 2000, respectively, from $1,142,000 and $1,933,000 for the three and six months ended June 30, 1999, respectively. The increases in expenses related to amortization of goodwill and intangibles of revenues were due primarily to the substantial amount of acquisition activities during 2000, primarily concentrated in the three months ended June 30, 2000.

Interest expense

In June 1998, the Company sold $100,000,000 principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. The principal amount of the Notes was reduced to $90,000,000 when the Company repurchased $10,000,000 principal amount of the Notes at a discount from par during the last quarter of 1998. The outstanding Notes resulted in interest expenses of $1,125,000 for each of the three and six months ended June 30, 2000 and 1999.

Other Income

Other income, net decreased from $1,257,000 and $2,660,000 during the three and six months ended June 30, 1999 to $488,000 and $1,125,000 during the three and six months ended June 30, 2000. As a percentage of revenues, other income, net decreased from 1.7% and 1.9% for the three and six months ended June 30, 1999, respectively, to 0.7% and 0.8% for the three and six months ended June 30, 2000, respectively. The decreases in other income, net resulted primarily from the Company's equity in the costs of development stage enterprises, which it does not consolidate.

Provision for Income Taxes

The Company recorded provisions for income taxes of $1,377,000 and $883,000 during the three and six months ended June 30, 2000, respectively, as compared to provisions for income taxes of $782,000 and $1,409,000 during the three and six months ended June 30, 1999, respectively. The differences between tax amounts during the periods in 2000 and 1999 represent the variance in the amount of income and loss realized by the Company in the various countries in which it operates and the varying tax rates that are applicable in those countries.

Minority Interests

Minority interests represent ownership by third parties in some of the Company's partner companies that are consolidated.

Net Loss

The Company incurred net losses of $27,750,000 and $33,614,000 during the three and six months ended June 30, 2000, respectively, compared to net income of $525,000 and a net loss of $384,000 during the three and six months ended June 30, 1999. The net losses during 2000 were principally the result of the Company's amortization of goodwill and intangibles and deferred compensation expenses from its acquisitions, primarily in the quarter ended June 30, 2000, and its costs recognized in connection with the Company's investments in consolidated and unconsolidated development stage enterprises. Unaudited pro forma net income for the three months and six months ended June 30, 2000 would have been $1,198,000 and $1,502,000, respectively, if certain charges were not incurred such as the amortization of goodwill and intangibles and deferred compensation expenses incurred primarily in connection with the acquisition of Fiber Optic Communications, Inc. (FOCI), a Taiwanese manufacturer of passive optical components, and costs recognized in connection with the Company's investments in consolidated and unconsolidated development stage enterprises. Unaudited pro forma net income for the three months and six months ended June 30, 1999 would have been $4,270,000 and $6,488,000, respectively, if certain charges were not incurred such as the amortization of intangibles principally resulting from the Company's acquisition of Xyplex in 1998 and costs recognized in connection with the Company's investments in consolidated and unconsolidated development stage enterprises.

In July 2000, the Company completed three additional acquisitions including the acquisition of the outstanding capital stock of Quantum Optech Inc. ("QOI"), a Taiwanese manufacturer of active and passive fiber optic components, Optronics International Corp., a Taiwanese manufacturer of active fiber optic components, and Astroterra Corporation, a California developer of free-space optical wireless technology. The Company expects to record amortization of goodwill charges for these and the other acquisitions it has made thus far in 2000 of approximately $21,237,000 during the three months ending September 30, 2000. This excludes goodwill amortization charges that the Company will incur as a result of the acquisition of Astroterra, which have not yet been determined.

A portion of the purchase prices paid in connection with certain acquisitions the Company has made thus far in 2000, represented deferred stock compensation relating to options to purchase the common stock of the Company. These options had fair values aggregating approximately $63,915,000. Deferred stock compensation expense for the three and six months ended June 30, 2000 relating to these stock options totaled approximately $7,328,000. In connection with these acquisitions, the Company expects to incur approximately $13,306,000 of deferred stock compensation expenses in the three months ending September 30, 2000. This excludes deferred stock compensation expenses that the Company will incur as a result of the acquisition of AstroTerra, which have not yet been determined. Deferred stock compensation will be amortized over the related employee service period.

In July 2000, the Company and its wholly-owned subsidiary, Luminent, Inc. entered into four year employment agreements with Luminent's President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of the Company's common stock and Luminent's common stock. The options to purchase the Company's common stock are immediately exercisable and are expected to result in deferred compensation charges of $2,240,000 during the three months ending September 30, 2000. The options to purchase Luminent's common stock vest over four years. The options granted by Luminent to its Chief Executive Officer and Chief Financial Officer represent the right to purchase the number of shares of Luminent common stock equal to 3.5% of the outstanding capital stock of Luminent reflected on a fully diluted basis immediately prior to its initial public offering ("IPO") at an exercise price per share equal to lower of (a) the amount determined by dividing one billion dollars by the number of Luminent shares outstanding prior to the IPO reflected on a fully diluted basis or (b) 60% of the low end of the filing range for Luminent's common stock as initially filed with the Securities and Exchange Commission. The Company will incur deferred stock compensation expenses relating to these options in an amount to be determined once the number of shares underlying the options, the exercise price of the option and the initial public offering price of the Luminent shares are known. The deferred compensation expense will be amortized through 2004.

On July 26, 2000, Luminent filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. The Company currently plans, within six to twelve months after the offering, to distribute all of the shares of Luminent common stock owned by the Company to the holders of the Company's common stock, subject to certain conditions including its receipt of a favorable tax ruling from the Internal Revenue Service, board approval as well as market conditions.

A registration statement related to these securities has been filed with the Securities and Exchange Commission by Luminent, Inc., but has not yet become effective. These securities may not be sold nor may offers to buy be accepted, prior to the time the registration statement becomes effective. This announcement does not constitute an offer to sell or the solicitation of an offer to buy. There will not be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

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

Cash and cash equivalents were $45,207,000 at June 30, 2000 as compared to $34,330,000 at December 31, 1999. Net cash used in investing activities for the six months ended June 30, 2000 was $49,416,000. The cash was primarily used for the FOCI acquisition and to establish or increase ownership in partner companies and to help fund their capital needs. Net cash provided by financing activities for the six months ended June 30, 2000 was $74,018,000. The cash was provided primarily by the issuance of short term debt to Bank of America.

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

Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in non-dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-dollar-denominated currencies are principally Taiwanese Dollars, Italian Lire, Swedish Krona, French Francs and Swiss Francs. Additionally, certain of the Company's current and long-term liabilities are denominated principally in Italian lire, German deutsch marks and Swedish krona, which are also sensitive to foreign currency exchange rate fluctuations.

To date, the Company has not hedged against currency exchange risks. In the future, the Company may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations.

CERTAIN RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

WE HAVE INCURRED NET LOSS IN THE SIX MONTHS ENDED JUNE 30, 2000 PRIMARILY AS A RESULT OF THE FOCI ACQUISITION. AS A RESULT OF THAT ACQUISITION AND OTHERS AND ADDITIONAL DEFERRED COMPENSATION CHARGES, WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We reported a net loss of $33.6 million for the six months ended June 30, 2000. The net loss was primarily due to amortization of goodwill and deferred stock compensation related to the FOCI acquisition. Between July 1 and August 1, 2000, we completed additional acquisitions, including the acquisitions of OIC, QOI and Astroterra. We expect to record amortization of goodwill charges of approximately $22,851,000 in the three months ended September 30, 2000 and deferred compensation expenses of $13,306,000 in the three months ended September 30, 2000. We also expect to incur substantial charges for goodwill amortization and deferred compensation expenses in connection with the Astroterra acquisition, the amount of which has not yet been determined.

        In July 2000, we and our wholly-owned subsidiary, Luminent, Inc. entered into four year employment agreements with Luminent's President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of the Company's common stock and Luminent's common stock. The options to purchase the Company's common stock are immediately exercisable and are expected to result in deferred compensation charges of $2,240,000 during the three months ending September 30, 2000. The options to purchase

Luminent's common stock vest over four years. The options granted by Luminent to its Chief Executive Officer and Chief Financial Officer represent the right to purchase the number of shares of Luminent common stock equal to 3.5% of the outstanding capital stock of Luminent reflected on a fully diluted basis immediately prior to its initial public offering at an exercise price per share equal to lower of (a) the amount determined by dividing one billion dollars by the number of Luminent shares outstanding prior to the IPO reflected on a fully diluted basis or (b) 60% of the low end of the filing range for Luminent's common stock as initially filed with the Securities and Exchange Commission. We will incur deferred stock compensation expenses relating to these options in an amount to be determined once the number of shares underlying the options, the exercise price of the option and the initial public offering price of the Luminent shares are known. The deferred compensation expense will be amortized through 2004.

OUR PERFORMANCE MAY BE MATERIALLY ADVERSELY AFFECTED BY TECHNOLOGICAL CHANGES AND PRODUCT DEVELOPMENT DELAYS.

      We are engaged in the design and development of devices for the computer networking, telecommunications and fiber optic communication industries. As with any new technologies, there are substantial risks that the marketplace may not accept our new products. Market acceptance of our products will depend, in large part, upon our ability to demonstrate performance and cost advantages and cost-effectiveness of our products over competing products and the success of our and our customers' sales efforts. We can give no assurance that we will be able to continue to market our technology successfully, or that any of our current products will continue to, or that our future products will, be accepted in the marketplace. Moreover, the computer networking, telecommunications and fiber optic communication industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, any of which could render our existing products obsolete. Our success will depend upon our ability to enhance existing products and to introduce new products to meet changing customer requirements and emerging industry standards. We are and will be required to devote continued efforts and financial resources to develop and enhance our existing products and conduct research to develop new products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation. It also requires the accurate anticipation of technological and market trends. We can give no assurance that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis. Nor can we give assurances that new products we introduce will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Furthermore, from time to time, we may announce new products or product enhancements, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing product offerings. This may cause customers to defer purchasing our existing products or cause customers to return products to us.

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

OUR GROWTH RATE MAY BE LOWER THAN HISTORICAL LEVELS AND OUR RESULTS COULD FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

      Our revenues may grow at a slower rate in the future than we have experienced in previous periods and, on a quarter-to-quarter basis, our growth in revenue may be significantly lower than our historical quarterly growth rates. Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as

      -  the cancellation or postponement of orders,

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, during the period of less than 30 days from March 7, 2000 to April 4, 2000, our stock price (adjusted for a two-for-one stock split effective on May 11, 2000) ranged from a high of $96.94 to a low of $30. In addition, it is possible that in a future fiscal quarter, our results of operations will fail to meet the expectations of securities analysts or investors and, in such event, the market price of our common stock would be materially adversely affected. For example, as a result of weaker than anticipated demand for our networking products, especially in Europe, and delays in transitions to next generation, higher margin, networking products, in August 1998, we announced that we expected operating results in the third quarter of 1998 to be adversely affected. Following that announcement, the market price of our common stock dropped substantially. Similarly, in February 1999, following our release of fourth quarter and 1998 financial results, we announced that we did not expect revenues in the first quarter of 1999 to be as strong as revenues reported for the fourth quarter of 1998. Following that announcement, the market price of our stock again dropped significantly. See the section of this prospectus captioned "Price Range of Common Stock" below.

OUR STOCK PRICE MIGHT SUFFER AS A CONSEQUENCE OF OUR INVESTMENTS IN AFFILIATES.

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

OUR BUSINESS IS INTENSELY COMPETITIVE AND THE EVIDENT TREND OF CONSOLIDATIONS IN OUR INDUSTRY COULD MAKE IT MORE SO.

      The markets for fiber optic components and networking products are intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and the continual emergence of new industry standards. We compete and will compete with numerous types of companies including companies that have been established for many years and have considerably greater financial, marketing, technical, human and other resources, as well as greater name recognition and a larger installed customer base, than we do. This may give such competitors certain advantages, including the ability to negotiate lower prices on raw materials and components than those available to us. In addition, many of our large competitors offer customers broader product lines, which provide more comprehensive solutions than our current offerings. We expect that other companies will also enter markets in which we compete. Increased competition could result in significant price competition, reduced profit margins or loss of market share. We can give no assurance that we will be able to compete successfully with existing or future competitors or that the competitive pressures we face will not materially and adversely affect our business, operating results and financial condition. In particular, we expect that prices on many of our products will continue to decrease in the future and that the pace and magnitude of such price decreases may have an adverse impact on our results of operations or financial condition.

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

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

      International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the last three years:

                                            Percent of total
                         Year ended              revenue
                        December 31,       from foreign sales
                        ------------       ------------------
                            1997                   60%
                            1998                   59
                            1999                   58

We have offices in, and conduct a significant portion of our operations in and from, Israel, Taiwan and China. We are, therefore, directly influenced by the political and economic conditions affecting Israel, Taiwan and China. Any major hostilities involving Israel, Taiwan or China, the interruption or curtailment of trade between Israel, Taiwan or China and their respective trading partners or a substantial downturn in the economic or financial condition of Israel, Taiwan or China could have a material adverse effect on our operations. Sales to foreign customers are subject to government controls and other risks associated with international sales, including difficulties in obtaining export licenses, fluctuations in currency exchange rates, inflation, political instability, trade restrictions and changes in duty rates. Although we have not experienced any material difficulties in this regard to date, we can give no assurance that we will not experience material difficulties in the future.

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

      To date, we have not hedged against currency exchange risks. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations or as a result of inflation in particular countries where material expenses are incurred. Moreover, our operating results could also be adversely affected by seasonality of international sales, which are typically lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. These international factors could have a material adverse effect on future sales of our products to international end users and, consequently, our business, operating results and financial condition.

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

WE FACE RISKS INVOLVED IN THE MANUFACTURE AND SUPPLY OF CRITICAL COMPONENTS FOR OUR PRODUCTS.

      We outsource the board-level assembly, test and quality control of material, components, subassemblies and systems relating to our networking products to third-party contract manufacturers. Though there are a large number of contract manufacturers that we can use for outsourcing, we have elected to use a limited number of vendors for a significant portion of our board assembly requirements in order to foster consistency in quality of the products. These independent third-party manufacturers also provide the same services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If our contract manufacturers failed to deliver needed components timely, we could face difficulty in obtaining adequate supplies of products from other sources in the near term. We can give no assurance that our third party manufacturers will provide us with adequate supplies of quality products on a timely basis, or at all. While we could outsource with other vendors, a change in vendors may require significant lead-time and may result in shipment delays and expenses. Our inability to obtain such products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on our business, operating results and financial condition.

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

WE HAVE SUFFERED ADVERSE FINANCIAL CONSEQUENCES AS A RESULT OF THE XYPLEX ACQUISITION.

      On January 30, 1998, we completed the Xyplex acquisition from Whittaker Corporation. Xyplex is a leading provider of access solutions between enterprise networks and WAN and/or Internet service providers. The purchase price paid to Whittaker consisted of $35 million in cash and three-year warrants to purchase up to 842,804 shares of our common stock at an exercise price of $17.50 per share. In connection with the Xyplex acquisition, we incurred charges of $20,633,000 and $15,671,000 for purchased technology and restructuring during the year ended December 31, 1998. The charges resulting from the Xyplex acquisition resulted in our incurring a net loss of $20,106,000 or $0.43 per share during the year ended December 31, 1998.

      We originally recorded charges of $30.6 million related to research and development projects in progress at the time of the Xyplex acquisition. Although we reported these charges in our first, second and third quarter results of 1998 in accordance with established accounting practice and valuations of Xyplex' purchased technology in progress provided by independent valuators, we reconsidered these valuations in light of subsequent SEC guidance regarding valuation methodology. Based on this newer valuation methodology, we reduced the value of the purchased technology in progress related to the Xyplex acquisition to $20,633,000 and increased the amount of goodwill by $9,938,000. This has resulted in additional charges during 1998 of $759,000 and charges during 1999 of approximately $828,000 for amortization of intangibles, including goodwill, resulting from the Xyplex acquisition charges and will continue to result in annual charges of approximately $828,000 after 1999 as these intangibles are amortized through January 2010.

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

      Future acquisitions could have a material adverse effect on our business, financial condition and results of operations because of the

      - possible charges to operations for purchased technology and restructuring similar to those incurred in connection with the Xyplex acquisition mentioned above,

      -  potentially dilutive issuances of equity securities,

      -  incurrence of debt and contingent liabilities;

      - incurrence of amortization expenses related to goodwill and other intangible assets and deferred compensation charges similar to those arising with the acquisitions of FOCI, OIC, QOI and Astroterra mentioned above,

      - difficulties assimilating the acquired operations, technologies and products,

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

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE.

      We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot assure you that our pending patent applications will be approved, that any patents that may issue will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

      From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies. In April 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes. In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent's patents falling into the general category of communications technology, with a focus on networking functionality. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our triplexer and duplexer products. We are evaluating the patents noted in the letters. Others' patents, including Lemelson's, Rockwell's, Lucent's and Ortel's, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent and Ortel patents, or those of other companies. Lemelson, Rockwell, Lucent or Ortel or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, including Lemelson, Rockwell, Lucent or Ortel, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

      In the future, we may initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY MAY NOT BE AVAILABLE TO US OR MAY BE VERY EXPENSIVE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

      From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm our ability to manufacture and sell our products.

WE ARE DEPENDENT ON CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT.

      We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors and Chief Technical Officer, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of key man life insurance policies in the amounts of $1,000,000 on each of their lives. However, we can give no assurance that the proceeds from these policies will be sufficient to compensate us in the event of the death of any of these individuals, and the policies are not applicable in the event that any of them becomes disabled or is otherwise unable to render services to us.

OUR BUSINESS REQUIRES US TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

      Our ability to develop, manufacture and market our products and our ability to compete with our current and future competitors depends, and will continue to depend, in large part, on our ability to attract and retain qualified personnel. Competition for qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for such personnel with companies having substantially greater financial and other resources than we do. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected. We can give no assurance that we will be able to attract and retain qualified personnel.

OUR ABILITY TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE RIGHTS OF HOLDERS OF COMMON STOCK AND DETER A TAKE-OVER.

      We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. The terms of any such series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any such preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

(a)   Not applicable

(b)   Not applicable

(c)   (i)   In April 2000, the Company issued an aggregate of 4,663,458 shares of its common stock to the shareholders of Fiber Optic Communications, Inc. ("FOCI"), a Republic of China corporation in exchange for the Company's acquisition of approximately 97% of the outstanding capital stock of FOCI from these shareholders.

      (ii) In April 2000, the Company issued an aggregate of 367,000 shares of its common stock to the shareholders of Creative Electronic Systems SA ("CES"), a Swiss corporation, in exchange for the Company's acquisition of the outstanding capital stock of CES from these shareholders.

      (iii) In April 2000 the Company issued an aggregate of 81,494 shares of its Common Stock to Optical Crossing, Inc. one of its partner companies in connection with its investment in this partner company receiving for such shares and other consideration 12,000 shares of Series A Convertible Preferred Stock, $.001 par value per share of the partner company.

      (iv) In April 2000, the Company issued an aggregate of 1,061,174 shares of its common stock and options to purchase 349,377 shares of its common stock to the 26 shareholders of Jolt, Ltd., an Israeli corporation, in exchange for the Company's acquisition of the outstanding capital stock of Jolt from these shareholders.

      (v) In April 2000, the Company issued an aggregate of 30,000 shares of its common stock to the one shareholder of Multiport Corp., a Massachusetts corporation, in exchange for the Company's acquisition of the outstanding capital stock of Multiport from this shareholder.

      The issuance of the shares referred to above were not effected through a broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuance.

      As to the transactions described in subsection (c)(i) and (ii), exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Regulation S under the Securities Act. The Company believed that the buyers were outside the United States and no directed selling efforts were made in the United States. Each Investor (all of whom had addresses outside the United States) represented that it was not a "U.S. Person" as defined in Regulation S and, at the time the buy order for these transaction was originated, each Investor was outside the United States and no offer to purchase the Securities was made in the United States. Each Investor agreed not to reoffer or sell the securities, or to cause any transferee permitted under the Securities Purchase Agreement to reoffer or sell the Securities, within the United States, or for the account or benefit of a U.S. person, (i) as part of the distribution of the securities at any time, or (ii) otherwise, only in a transaction meeting the requirements of Regulation S, including without limitation, where the offer (i) is not made to a person in the United States and either (A) at the time the buy order is originated, the buyer is outside the United States or the Company and any person acting on its behalf reasonably believe that the buyer is outside the United States, or (B) the transaction is executed in, on or through the facilities of a designated offshore securities market and neither the seller nor any person acting on its behalf knows that the transaction has been pre- arranged with a buyer in the United States, and (ii) no direct selling efforts shall be made in the United States by the buyer, an affiliate or any person acting on their behalf, or in a transaction registered under the Securities Act or pursuant to an exemption from such registration. Appropriate legends were affixed to the certificates evidencing the securities in such transaction.

      As to the transactions described in subsection (c)(iii) through (v), exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchasers represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. The purchasers had adequate access to information about the Company.

(d)   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

27    Financial Data Schedule

(b)   Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter covered by this Report, as follows:

      (i) A report on Form 8-K dated May 3, 2000 was filed on May 3, 2000 reporting under Item 5.

      (ii) A report on Form 8-K dated May 8, 2000 was filed on May 9, 2000 reporting the acquisition of FOCI under Item 2 and 7.

      (iii) A report on Form 8-K/A dated July 7, 2000 was filed on July 8, 2000 supplementing and completing the Form 8-K referred to in subparagraph (ii) above. In that Form 8-K/A, the following financial statements and pro forma financial information were filed under Item 7:

            Financial statements of Fiber Optics Communications, Inc. as follows:

            Audited Consolidated Financial Statements As Of December 31, 1997, 1998 And 1999:

            Report of Independent Auditors

            Consolidated Balance Sheets at December 31, 1997, 1998 and 1999

            Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1997, 1998 and 1999

            Consolidated Statements of Changes in Stockholders Equity for the year ended December 31, 1997, 1998 and 1999

            Consolidated Statements of Cash Flows for the year ended December 31, 1997, 1998 and 1999

            Notes to Consolidated Financial Statements

            Unaudited Consolidated Financial Statements as of March 31, 1999 and 2000:

            Consolidated Balance Sheets at March 31, 1999 and 2000

            Consolidated Statements of Operations And Comprehensive Income for the Periods Ended March 31, 1999 and 2000

            Consolidated Statements Of Cash Flows For the Periods Ended March 31, 1999 and 2000

            Notes to Consolidated Financial Statements

            Pro Forma Financial Information:

            Unaudited Pro Forma Condensed Consolidated Financial Information

            Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2000

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2000

            Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2000.


                                          MRV COMMUNICATIONS, INC.


                                          By: /s/ Edmund Glazer
                                             ----------------------------------
                                             Edmund Glazer
                                             Vice President of Finance and
                                             Administration and Chief Financial
                                             Officer