Form 10-Q
period 2000-09-30
MRV COMMUNICATIONS INC
filed 2000-11-14
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                  20415 NORDHOFF STREET, CHATSWORTH, CA 91311
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-0900

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of September 30, 2000, there were 72,451,510 shares of Common Stock, $.0017 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                          Form 10-Q September 30, 2000

                                      Index


                                                                                                                 PAGE NUMBER
                                                                                                                 -----------
PART I      Financial Information

Item 1:     Financial Statements:

            Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
            December 31, 1999 (audited)                                                                                 3

            Condensed Consolidated Statements of Operations (unaudited) for the Nine Months
            ended September 30,  2000 and 1999                                                                          4

            Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine and Three Months
            ended September 30,  2000 and 1999                                                                          5

            Notes to Condensed Consolidated Financial Statements (unaudited)                                            6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

PART II     OTHER INFORMATION                                                                                          20

Item 2.     Changes in Securities and Use of Proceeds                                                                  20

Item 5      Other Events                                                                                               21

Item 6.     Exhibits and Reports on Form 8-K.                                                                          22

SIGNATURE                                                                                                              24


As used in this Report, "we, "us", "our", "MRV" or the "Company" refers to MRV Communications, Inc. and its consolidated subsidiaries.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)


                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                      2000           1999
                                                                                  -------------  ------------
                                                                                  (UNAUDITED)      (AUDITED)
Assets

Current Assets:
            Cash & cash equivalents                                                $  38,506       $  34,330
            Short-term investments                                                    61,512          10,141
            Accounts receivable, net                                                  64,678          60,637
            Inventories                                                               58,239          35,392
            Contracts in progress                                                      4,588              --
            Refundable income taxes                                                    1,199           3,216
            Deferred income taxes                                                     12,165           6,907
            Other current assets                                                      15,374           6,336
                                                                                   ---------       ---------
                 Total current assets                                                256,261         156,959

Property And Equipment - At cost, net of depreciation and amortization                64,493          19,600

Other Assets:
            Goodwill & intangibles                                                   529,776          27,214
            U.S. treasury notes                                                       86,616          97,704
            Investments in partner companies                                          22,087           4,232
            Deferred income taxes                                                      5,856           5,324
            Loan financing costs and other                                             7,343           3,500
                                                                                   ---------       ---------
                                                                                   $ 972,432       $ 314,533
                                                                                   ---------       ---------
Liabilities And Stockholders' Equity

Current Liabilities:
            Current maturities of financing lease obligations                      $   2,173       $     198
            Accounts payable                                                          48,943          33,455
            Accrued liabilities                                                       28,837          15,403
            Short term debt                                                           60,034            --
            Deferred revenue                                                           1,314           1,478
                                                                                   ---------       ---------
                 Total current liabilities                                           141,301          50,534

Long-Term Liabilities:
            Convertible debentures                                                    90,000          90,000
            Capital lease obligations, net of current portion                            937           1,481
            Deferred income taxes                                                      1,187             281
            Other long-term liabilities                                               15,281           2,647
                                                                                   ---------       ---------
                 Total long term liabilities                                         107,405          94,409

Minority Interests                                                                     3,491           2,775

Stockholders' Equity:
            Preferred stock, $0.01 par value:
                 1,000 shares authorized, no shares issued or outstanding                --             --
            Common stock, $0.0017 par value:
                 160,000 shares authorized, 72,452 shares issued and
                  outstanding in 2000 and 56,234 shares outstanding in 1999              123             124
            Additional paid-in capital                                               968,951         191,440
            Treasury Stock                                                              (133)           (133)
            Deferred compensation                                                   (114,399)           --
            Accumulated deficit                                                     (126,370)        (18,377)
            All cumulative other comprehensive loss                                   (7,937)         (6,239)
                                                                                   ---------       ---------
                 Total stockholders' equity                                          720,235         166,815
                                                                                   ---------       ---------
                                                                                   $ 972,432       $ 314,533
                                                                                   ---------       ---------

                             See accompanying notes

MRV Communications, Inc.
Condensed Consolidated Statements Of Operations
(In thousands, except per share data)


                                                               NINE MONTHS ENDED,              THREE MONTHS ENDED
                                                          ----------------------------    -----------------------------
                                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                              2000            1999             2000          1999
                                                          -------------  -------------    ------------    -------------
                                                          (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Revenues, net                                              $ 221,727       $ 214,621       $  82,720       $  71,254
                                                           ---------       ---------       ---------       ---------
Costs And Expenses:
  Cost of goods sold                                         136,439         138,614          47,910          44,653
  Research and development expenses                           27,185          17,973          13,818           5,875
  Research and development expenses of
    consolidated development stage enterprises                21,267           7,540           7,985           2,601
  Selling, general and administrative expenses                94,180          45,385          52,699          15,581
  Amortization of goodwill and intangibles from
    acquisitions                                              40,417           2,884          27,348             951
                                                           ---------       ---------       ---------       ---------
      Operating (loss) income                                (97,761)          2,225         (67,040)          1,593

Interest expense                                              (3,928)         (3,375)         (1,125)         (1,125)

Other income (expense), net (1)                               (3,514)          3,950          (4,639)          1,290

Provision for income taxes                                     1,888           2,578           1,005           1,169

Minority interests                                              (902)            (39)           (570)            (22)
                                                           ---------       ---------       ---------       ---------

      Net income (loss)                                    $(107,993)      $    (183)      $ (74,379)      $     567
                                                           ---------       ---------       ---------       ---------

Net income (loss) per share - Basic                        $   (1.71)      $   (0.00)      $   (1.06)      $    0.01

Net income (loss) per share - Diluted                      $   (1.71)      $   (0.00)      $   (1.06)      $    0.01
                                                           ---------       ---------       ---------       ---------

Shares used in per share calculation - Basic                  63,286          53,530          70,122          53,868

Shares used in per share calculation - Diluted                63,286          53,530          70,122          60,154
                                                           ---------       ---------       ---------       ---------


(1) Includes costs of unconsolidated development stage enterprises of $6,728 and $5,291 for the nine and three months ended September 30, 2000


                             See accompanying notes

MRV Communications, Inc.
Condensed Consolidated Statements Of Cash Flows
(In thousands)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               -----------------------
                                                                                 2000           1999
                                                                               --------       --------
                                                                                     (unaudited)
Cash Flows From Operating Activities:
                                                                               --------       --------

          Net cash (used in) provided by operating activities                  $(11,619)      $  2,960
                                                                               --------       --------

Cash Flows From Investing Activities:
     Purchases of property and equipment                                        (12,178)        (5,707)
     Purchases of investments                                                   (14,269)        (7,519)
     Investments in partner companies                                           (10,785)          --
     Proceeds from sale or maturity of investments                               31,914         24,443
     Cash used in acquisitions and equity purchases, net of cash received       (44,517)        (5,595)
                                                                               --------       --------

          Net cash provided by (used in) investing activities                   (49,835)         5,622
                                                                               --------       --------

Cash Flows From Financing Activities:
     Proceeds from line of credit                                                60,877           --
     Net proceeds from issuance of common stock                                   6,995          1,888
     Principal payments on capital lease obligations                               (544)          (404)
                                                                               --------       --------

          Net cash provided by financing activities                              67,328          1,484
                                                                               --------       --------

Effect Of Exchange Rate Changes On Cash And Cash Equivalents                     (1,698)          (630)
                                                                               --------       --------

Net Increase In Cash And Cash Equivalents                                         4,176          9,436

Cash And Cash Equivalents, beginning of period                                   34,330         20,692
                                                                               --------       --------

Cash And Cash Equivalents, end of period                                       $ 38,506       $ 30,128
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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications and Subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the nine and three months then ended.

2. Business Combination

On April 24, 2000, the Company completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc. (FOCI), a Republic of China corporation. FOCI is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, FOCI shareholders received approximately $48.6 million in cash and approximately 4.7 million shares of common stock and options to purchase approximately 300,000 shares of common stock for a total purchase price of approximately $310.4 million. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $262.1 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The options to purchase common stock have an aggregate intrinsic value of $14.1 million and are being amortized using the graded vesting method over four years.

On May 1, 2000, the Company completed the acquisition of all of the outstanding capital stock of Jolt Limited (Jolt), an Israel corporation. Jolt designs, manufactures and sells multi-port wireless optics communications equipment. Under the terms of the purchase agreement, Jolt shareholders received approximately 1.1 million shares of common stock and options to purchase approximately 749,000 shares of common stock for a total purchase price of approximately $57.7 million. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $32.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The options to purchase common stock have an aggregate intrinsic value of $25.0 million and are being amortized using the graded vesting method over four years.

On July 12, 2000, the Company completed the acquisition of all of the outstanding capital stock of Quantum Optech Inc. (QOI), a Republic of China corporation. QOI is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing. Under the terms of the purchase agreement, QOI shareholders received approximately 1.0 million shares of common stock and options to purchase approximately 160,000 shares of common stock for a total purchase price of approximately $36.2 million. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $27.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The options to purchase common stock have an aggregate intrinsic value of $2.7 million and are being amortized using the graded vesting method over four years.

On July 12, 2000, the Company completed the acquisition of all of the outstanding capital stock of AstroTerra Corporation (AstroTerra), a California corporation. AstroTerra develops and manufactures free-space optical laser communication systems for data and telecommunication network. Under the terms of the purchase agreement, AstroTerra shareholders received approximately 1.6 million shares of common stock and options to purchase approximately 809,000 shares of common stock for a total purchase price of approximately $160.3 million. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $108.3 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The options to purchase common stock have an aggregate intrinsic value of $50.0 million and are being amortized using the graded vesting method of over four years.

On July 21, 2000, the Company completed the acquisition of approximately 99 percent of the outstanding capital stock of Optronics International Corp. (OIC), a Republic of China corporation. OIC is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, OIC shareholders received approximately 3.4 million shares of common stock and options to purchase approximately 800,000 shares of common stock for a total purchase price of approximately $124.2 million. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The options to purchase common stock have an aggregate intrinsic value of $13.4 million and are being amortized using the graded vesting method of over four years.

The results of operations of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information presents the combined results of operations of MRV, FOCI, QOI, Jolt, AstroTerra and OIC as if the acquisitions had occurred as of January 1, 1999 and 2000, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred compensation charges (in thousands).


                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                        --------------------------
                                                            2000           1999
                                                        -----------    -----------
            Revenues, net                               $  237,809     $  240,880
            Net income (loss)                             (185,837)      (129,558)
            Basic and diluted net loss per share             (2.94)         (2.42)


3. Earnings Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the incremental shares issuable upon the assumed exercise of stock options. The effect of the assumed conversion of $90.0 million convertible debentures has not been included, as it would be anti-dilutive. For the nine and three months ended September 30, 2000, common stock equivalents were not considered in the diluted computation, as their effect was antidilutive.

4. Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS No. 130 requires that net income (loss) and all other non-owner changes in equity be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard requires companies to display the components of comprehensive income as follows (in thousands).

                                                        NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30
                                                        ----------------------------------------------------------------
                                                             2000             1999            2000             1999
                                                         ------------      -----------    ------------       ----------
           Net Income (loss)                              $ (107,993)       $    (183)     $  (74,379)       $   567
           Change in foreign currency translation             (1,698)          (1,438)            760             52
                                                          ----------        ---------      ----------        ----------
           Comprehensive loss                             $ (109,691)       $  (1,621)     $  (73,619)       $   619
                                                          ==========        =========      ==========        ==========


5. Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first out method. Inventories consist of the following as of September 30, 2000 and December 31, 1999 (in thousands):


                                                        SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                        ------------------   ------------------
            Raw materials                                  $  21,033             $   8,475
            Work-in-process                                   20,716                 8,083
            Finished goods                                    16,490                18,834
                                                           ---------             ---------
                                                           $  58,239             $  35,392
                                                           =========             =========


6. Stock Distribution

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

Business Segment Net Revenues for the nine and three months ended September 30, 2000 and 1999 (in thousands):


                                               NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------   --------------------------------
                                                   2000             1999              2000             1999
                                             ---------------   -------------     ------------     --------------
        Operating entities                      $  221,727       $  214,621        $  82,720        $  71,254
        Development stage enterprises                   --               --               --               --
                                                ----------       ----------        ---------        ---------
                  Total Revenues                $  221,727       $  214,621        $  82,720        $  71,254
                                                ==========       ==========        =========        =========


There were no inter-segment sales in the nine and three months ended September 30, 2000 and 1999.

Business Segment Profit (Loss) for the nine and three months ended September 30, 2000 and 1999 (in thousands):


                                               NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------   ------------------------------
                                                  2000             1999              2000             1999
                                              ------------    -------------      ------------    --------------
     Operating income (loss):
          Operating entities                   $  (76,494)       $  9,765          $  (59,055)      $   4,194
          Development stage enterprises           (21,267)         (7,540)             (7,985)         (2,601)
                                               ----------        --------          ----------       ---------
                                               $  (97,761)       $  2,225          $  (67,040)      $   1,593
                                               ==========        ========          ==========       =========

For the nine and three months ended and as of September 30, 2000, the Company had no single customer that accounted for more than 10 percent of revenue or accounts receivable. The Company does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region follows (in thousands).


                                                    NINE MONTHS ENDED             THREE MONTHS ENDED
                                                       SEPTEMBER 30                   SEPTEMBER 30
                                              -----------------------------  ---------------------------
        (In thousands)                             2000           1999            2000           1999
                                              -------------  -------------   -------------  ------------
        United States                           $   87,416     $   91,377      $  32,384      $  29,958
        Asia Pacific                                27,102         21,566          8,931          7,373
        European                                   102,696         96,544         40,153         31,028
        Other                                        4,513          5,134          1,252          2,895
                                                ----------     ----------      ---------      ---------
            Total net sales                     $  221,727     $  214,621      $  82,720      $  71,254
                                                ==========     ==========      =========      =========


Income (loss) before provision for income taxes:


                                                      NINE MONTHS ENDED             THREE MONTHS ENDED
                                                         SEPTEMBER 30                   SEPTEMBER 30
                                                -----------------------------  --------------------------
      (In thousands)                                2000            1999           2000         1999
                                                -------------  -------------   ------------  ----------
      United States                             $  (99,778)    $    2,198      $  (74,022)    $     993
      Non-United States                             (6,327)           197             648           743
                                                ----------     ----------      ----------     ---------
           Income (loss) before provision
              for income taxes                  $ (106,105)    $    2,395      $  (73,374)    $   1,736
                                                ==========     ==========      ==========     =========


8.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. The Company will adopt the statement in January 2001 and does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current revenue recognition policy is consistent with the guidance of SAB No. 101.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on MRV's financial position or results of operations.

9. Supplemental Unaudited Pro Forma Financial Data

The purpose of the following unaudited pro forma condensed consolidated statements of operations for the nine and three months ended September 30, 2000 and 1999 is to present the results of operations excluding certain charges such as non-cash amortization of intangibles from acquisitions, non-cash deferred compensation expense and expenses associated with development stage enterprises (In thousands, except per share data).

                                                        NINE MONTHS ENDED,          THREE MONTHS ENDED
                                                   --------------------------   --------------------------
                                                   SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                       2000          1999          2000           1999
                                                   ------------  ------------   ------------  ------------
                                                     UNAUDITED)   (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
Revenues, net                                         $221,727      $214,621      $ 82,720      $ 71,254
                                                      --------      --------      --------      ----------
Cost and Expenses:
  Cost of goods sold                                   132,107       138,614        44,322        44,653
  Research and development expenses                     20,388        17,973         8,180         5,875
  Selling, general and administrative expenses          58,997        45,385        22,941        15,581
                                                      --------      --------      --------      --------
    Operating income                                    10,235        12,649         7,277         5,145

Interest expense related to convertible notes           (3,928)       (3,375)       (1,125)       (1,125)
Other income, net                                        3,214         5,617           652         1,974
Provision for income taxes                               3,351         2,578         2,468         1,169
Minority interests                                        (902)          (39)         (570)          (22)
                                                      --------      --------      --------      --------
    Net income (loss)                                 $  5,268      $ 12,274      $  3,766      $  4,803
                                                      --------      --------      --------      --------

Net income (loss) per share - basic                   $   0.08      $   0.23      $   0.05      $   0.09
                                                      --------      --------      --------      --------
Net income (loss) per share - diluted                 $   0.07      $   0.21      $   0.05      $   0.08
                                                      --------      --------      --------      --------
Shares used in per - share calculation - basic          63,286        53,530        70,122        53,868
Shares used in per - share calculation - diluted        72,657        58,586        79,816        60,154
                                                      --------      --------      --------      --------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE CONDENSED FINANCIAL STATEMENTS AND THE NOTES TO CONDENSED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT US AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE "FORWARD LOOKING STATEMENTS" SECTION OF THIS FORM 10-Q AND THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AND AS AMENDED ON FORM 10-K/A, FOR THE YEAR ENDED DECEMBER 31, 1999. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

OVERVIEW

Our business is optical technology and Internet infrastructure. Our core operations include the design, manufacturing and sale of two groups of products:
(i) optical networking and Internet infrastructure products, primarily subscribers' management, network element management, and physical layer, switching and routing management systems in fiber optic metropolitan networks and (ii) fiber optic components for the transmission of voice, video and data across enterprise, telecommunications and cable television networks. Our advanced optical networking and Internet infrastructure solutions greatly enhance the functionality of carrier and network service provider networks. Furthermore, our fiber optic components incorporate proprietary technology, which delivers high performance under demanding environmental conditions.

On November 10, 2000, our subsidiary Luminent commenced the initial public offering of its common stock, selling 12,000,000 shares at $12.00 per share. We currently plan to distribute all of our shares of Luminent common stock to our stockholders on the later of three months after the receipt of a favorable private letter ruling from the Internal Revenue Service or six months after this offering, although we are not obligated to do so. There are various conditions that must be satisfied or waived by us in our sole discretion, prior to the distribution. These conditions include, among other things, the receipt of a private letter ruling from the Internal Revenue Service that our distribution of our shares of Luminent common stock to the holders of our common stock will be tax-free to our stockholders and us for United States federal income tax purposes. The exact distribution formula and record date to qualify for any distribution will be determined at a future date. Luminent designs, manufactures and sell as comprehensive line of fiber optic components that enable communications equipment manufactures to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications networks.

On October 6, 2000, our subsidiary Optical Access filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. Optical Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly know as the last mile, which extends from the end user to the service provider's central office. The registration statement related to these securities has been not yet become effective. These securities may not be sold no may offers to buy be accepted, prior to the time the registration statement becomes effective. This announcement does not constitute an offer to sell or the solicitation of an offer to buy. There will not be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

We completed several strategic acquisitions since December 31, 1999. These acquisitions were made to expand our product offering, enhance our technological expertise and expand our manufacturing capabilities. A summary of our acquisitions is as follows:


                                                                                Form of Consideration and
         Acquired Company                     Consideration                     Other Notes to Acquisition
------------------------------------------------------------------------------------------------------------------------
Fiber Optic Communications, Inc.            $310.4 million        $48.6  million  in cash  and 5.0  million  shares  of
                                                                  common stock and options  issued;  approximately  97%
                                                                  of  capital  stock  assumed;   goodwill  recorded  of
                                                                  $262.1 million;  deferred stock compensation recorded
                                                                  of $14.1 million

Quantum Optech Inc.                          $36.2 million        1.2  million  shares  of  common  stock  and  options
                                                                  issued;  100%  of  capital  stock  assumed;  goodwill
                                                                  recorded  of  $27.9;   deferred  stock   compensation
                                                                  recorded of $2.7 million

Optronics International Corp.               $124.2 million        4.2  million  shares  of  common  stock  and  options
                                                                  issued;  approximately  99% of capital stock assumed;
                                                                  goodwill  recorded of $99.7  million;  deferred stock
                                                                  compensation recorded of $13.4 million

AstroTerra Corporation                      $160.3 million        2.4  million  shares  of  common  stock  and  options
                                                                  issued;  100%  of  capital  stock  assumed;  goodwill
                                                                  recorded   of   $108.3   million;    deferred   stock
                                                                  compensation recorded of $50.0 million

Jolt Limited                                 $57.7 million        1.9  million  shares  of  common  stock  and  options
                                                                  issued;  100%  of  capital  stock  assumed;  goodwill
                                                                  recorded   of   $32.7    million;    deferred   stock
                                                                  compensation recorded of $25.0 million


Fiber Optic Communications, Quantum Optech and Optronics International were acquired and contributed to Luminent as part of its spin-off. Fiber Optic Communications provides expertise in developing and manufacturing passive fiber optic components for Wavelength Division Multiplexing. Quantum Optech specializes in developing and manufacturing optical thin film coating and filters for Dense Wavelength Division Multiplexing. Finally, Optronics provides its expertise in developing and manufacturing high temperature semiconductor lasers, transceivers and detectors for optical networks. These acquisitions also provided additional manufacturing capabilities for future growth.

AstroTerra and Jolt were acquired and will be contributed to Optical Access as part of its spin-off. AstroTerra develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. Jolt develops and manufactures multi-port wireless optics communications equipment. These acquisitions provided strategic components and technology for Optical Access' wireless optical solution.

We will continue to pursue and seek out future acquisitions that provide synergies with existing product offerings and technology or allow us to penetrate into new markets and grow of business model.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total net sales for the periods indicated.

                                                             NINE MONTHS ENDED              THREE MONTHS ENDED
                                                       -----------------------------   -----------------------------
                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                           2000            1999            2000            1999
                                                       -------------   -------------   -------------   -------------
AS A PERCENTAGE OF REVENUE, NET
Revenues, net                                                100%            100%            100%            100%
Costs and Expenses
  Cost of goods sold                                          62%             65%             58%             63%
  Research and development expenses                           12%              8%             17%              8%
  Research and development expenses of consolidated
    development stage enterprises                             10%              4%             10%              4%
Selling, general and administrative expenses                  42%             21%             64%             22%
Amortization of goodwill and intangibles from
  acquisitions                                                18%              1%             33%              1%
                                                           -----           -----           -----           -----
        Operating (loss) income                              (44%)             1%            (81%)             2%

Interest expense                                              (2%)            (2%)            (1%)            (2%)

Other income, net                                             (2%)             2%            (-6%)             2%

Provision for income taxes                                     1%              1%              1%              2%

Minority interests                                             0%              0%            (-1%)             0%
                                                           -----           -----           -----           -----
        Net (loss) income                                   (-49%)             0%           (-90%)             1%
                                                           =====           =====           =====           =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES. We generally recognize revenue upon shipment of our products. We defer revenue recognition on shipment of certain products to where return privileges exist until the products are sold through to end-users. Net sales for the third quarter increased 16%, to $82.7 million from $71.3 million for the three months ended September 30, 1999. This increase was due in part to an increase in our fiber optic components business, specifically relating to existing business and growth through recent acquisitions. The expansion of the fiber optic industry in recent quarters has also contributed to our increase in net sales. Further growth was due to the Internet infrastructure products, such as greater acceptance of our In-Reach(TM) product line, which enables remote management of data networks, and products designed for wireless networks.

GROSS PROFIT. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the third quarter of fiscal year 2000 increased 31%, to $34.8 million from $26.6 million for the three months ended September 30, 1999. Prior to deferred stock compensation expenses, gross profit would have increased 39%, to $38.4 million for the three months ended September 30, 2000. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles.

Our gross margin increased to 42% for the three months ended September 30, 2000, from 37% for the three months ended September 30, 1999. Prior to deferred stock compensation expenses, gross margin would have increased to 48% for the three months ended September 30, 2000. Our increase in gross margin is partly a result of our decision in February 2000 to discontinue the production and sale of low margin LAN switches for enterprise networks. Furthermore, our increase in gross margin was also attributed to the increase sale of higher margin products such as those for 3G wireless networks and other Internet infrastructure products.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 238%, to $52.7 million from $15.6 million for the three months ended September 30, 1999. SG&A expenses were 64% of net sales, compared to 22% of net sales for the three months ended September 30, 1999. Prior to deferred stock compensation expenses, SG&A would have increased 47%, to $22.9 million from $15.6 million for the three months ended September 30, 1999. SG&A expenses would have been 28% of net sales, compared to 22% for the three months ended September 30, 1999. These increases principally resulted from our recent acquisitions. Furthermore, we have increased personnel and related costs in our operating entities in line with our business expansion.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 157%, to $21.8 million from $8.5 million for the three months ended September 30, 1999. R&D expenses of consolidated development stage enterprises represented a 207% increase to $8.0 million from $2.6 million for the three months ended September 30, 1999. Prior to deferred stock compensation expenses, R&D would have increased 91%, to $16.2 million. The growth in R&D expense demonstrates our commitment to product development and continuous technological advancement. The increase in R&D expenses of consolidated development stage enterprises is due to an acceleration in the growth of those enterprises consistent with their objectives of bringing new products to market.

AMORTIZATION OF GOODWILL AND INTANGIBLES FROM ACQUISITIONS. Amortization of goodwill and intangibles from acquisitions increased to $27.3 million from $951,000 for the three months ending September 30, 1999. The increase in these costs were affected by our recent acquisitions which contributed approximately $25.2 million in additional expense for the three months ended September 30, 2000. We expect to incur additional amortization of goodwill and intangibles resulting from these acquisitions totaling approximately $26.5 million each quarter until fully amortized in 2005. Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and intangibles will be recorded.

INTEREST AND OTHER INCOME AND EXPENSE. In June 1998, we issued $100.0 million principal amount of 5% convertible subordinate notes due in 2003 (the Notes). The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of the Notes at a discount from the stated amount. We incurred $1.2 million in interest expense relating to the Notes for the three months ended September 30, 2000 and 1999.

The increase in expense in other income (expense), net is primarily attributed to the costs of our unconsolidated development stage enterprise of $5.3 million for the three months ended September 30, 2000. For the three months ended September 30, 1999, these entities were included in our consolidated statements of operations based on our ownership in those enterprises. The remaining components of other income (expense), net is primarily interest income recognized from short-term and long-term investments.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 2000 was $1.0 million, compared to $1.2 million for three months September 30, 1999. Our income tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and varying tax rates in those jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES. Net sales for the nine months ended September 30, 2000 increased 3%, to $221.7 million from $214.6 million for the nine months ended September 30, 1999. Our revenues were favorably impacted by growth in our fiber optic components business, which offset our decision in February 2000 to discontinue the production and sale of our LAN switches for enterprise networks. Further growth was due to the greater acceptance of our Internet infrastructure products, such as our In-Reach(TM) product line, and products acquired through our recent acquisitions, such as products designed for wireless networks.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 increased 12%, to $85.3 million from $76.0 million for the nine months ended September 30, 1999. Our gross margin increased to 38% for the nine months ended September 30, 2000, from 35% for the nine months ended September 30, 1999. Prior to deferred stock compensation expenses, our gross margin would have increased to 40% for the nine months ended September 30, 2000. Our margins increased due to a favorable shift in product mix toward higher margin product lines, such as those for 3G wireless networks and other Internet infrastructure products.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 108%, to $94.2 million for the nine months ended September 30, 1999. SG&A expenses were 42% of net sales, compared to 21% of net sales for the nine months ended September 30, 1999. Prior to deferred stock compensation expenses, SG&A would have increased 30%, to $59.0 million for the nine months ended September 30, 2000. SG&A would have been 27% of net sales for the nine months ended September 30, 2000. The increase in SG&A expenses is primarily a result of our recent acquisitions. We have also increased personnel and related costs in our operating entities in response to our growth in business.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 90%, to $48.5 million for the nine months ended September 30, 2000 from $25.5 million for the nine months ended September 30, 1999. R&D expenses of consolidated development stage enterprises represented a 182% increase to $21.3 million from $7.5 million for the nine months ended September 30, 1999. Prior to deferred stock compensation expenses, R&D would have increased 63%, to $41.7 million for the nine months ended September 30, 2000. Our increased spending in R&D illustrates our commitment to continued product development and technological expansion. Additionally, R&D from our consolidated development stage enterprises continued to increase as those enterprises strive towards bringing new products to market.

AMORTIZATION OF GOODWILL AND INTANGIBLES FROM ACQUISITIONS. Amortization of goodwill and intangibles from acquisitions increased to $40.4 million from $2.9 million for the nine months ending September 30, 1999. Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and intangibles will be recorded.

INTEREST AND OTHER INCOME AND EXPENSE. In June 1998, we issued $100.0 million principal amount of 5% convertible subordinate notes due in 2003 (the Notes). The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of the Notes at a discount from the stated amount. We incurred $3.9 million and $3.4 million in interest expense relating to the Notes for the nine months ended September 30, 2000 and 1999, respectively.

The increase in expense in other income (expense), net is primarily attributed to the costs of our unconsolidated development stage enterprises of $6.7 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, these entities were included in our consolidated statements of operations based on our ownership in those enterprises. The remaining components of other income (expense), net principally represent interest income recognized from short-term and long-term investments.

PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2000 was $1.9 million, compared to $2.3 million for nine months September 30, 1999. Our income tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and varying tax rates in those jurisdictions.

Liquidity and Capital Resources

In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes due 2003 (the Notes) in a private placement raising net proceeds of $96.4 million. The Notes are convertible into our common stock at a conversion price of $13.52 per share (equivalent to a conversion rate of approximately 73.94 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 7.4 million shares of our common stock. The Notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The Notes have a five-year term and are callable by us on June 15, 2001. The premiums payable to call the Notes will be 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest to the date of redemption.

Cash and cash equivalents were $38.5 million at September 30, 2000, compared to $34.3 million at December 31, 1999. As of September 30, 2000 we had working capital of $115.0 million, compared with $106.4 million as of December 31, 1999. The ratio of current assets to current liabilities at September 30, 2000 was 1.8 to 1, compared to 3.1 to 1 at December 31, 1999. This is primarily due to the consolidation of our recent acquisitions and cash utilized for such acquisitions.

Cash used in operating activities was $11.6 million for the nine months ended September 30, 2000, compared to cash provided by operating activities of $3.0 million for the nine months ended September 30, 1999. Cash used in operating activities was primarily impacted by our net loss, partially offset by the amortization of goodwill and amortization of deferred stock compensation. Finally, cash used in operating activities was a result of an overall increase in our current assets.

Cash used in investing activities was $49.8 million for the nine months ended September 30, 2000, compared to cash provided by investing activities of $5.6 million for the nine months ended September 30, 1999. We spent approximately $12.2 million on the purchase of property and equipment for business expansion and increased manufacturing capacity. We purchased approximately $14.3 million in investments and invested $10.8 million in partner companies. Finally, the most significant investment activity for the nine months ended September 30, 2000 was net cash used in our recent acquisitions and equity purchases of $44.5 million.

Cash provided by financing activities was primarily generated through borrowings from our line of credit and the net proceeds from the issuance of our common stock. Cash provided by net borrowings from our line of credit was $60.9 million for the nine months ended September 30, 2000. Net proceeds from the issuance of our common stock was $7.0 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively.

We believe that our cash flows from operations will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. We will continue to devote resources for expansion our business model and other business requirements. Our future capital requirements will depend on many factors, including acquisitions, our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

Effects of Inflation

We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on the our sales or operating results or on the prices of raw materials. However, in view of our recent expansion of operations in Israel and other countries, which have experienced substantial inflation, there can be no assurance that inflation will not have a materially adverse effect on our operating results in the future.

Quantitative and Qualitative Disclosure about Market Risks

We operate on an international basis. A majority of our revenues and expenses are incurred in U.S. dollars, however, a significant portion of our revenues and expenses are incurred in other currencies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We can not predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses as well as revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We have not historically attempted to reduce our currency risks through hedging instruments, however, we may do so in the future.

Recently Issued Accounting Standards

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. We will adopt the statement in January 2001 and do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended. SAB 101 summarized certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," FIN 44 clarifies the application of APB No. 25 for certain issues,including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on our financial position or results of operations.

              CERTAIN RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

      WE HAVE INCURRED NET LOSS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000
       PRIMARILY AS A RESULT OF RECENT ACQUISITIONS. AS A RESULT OF THOSE ACQUISITIONS AND ADDITIONAL DEFERRED COMPENSATION CHARGES, WE EXPECT TO
            CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

We reported a net loss of $108.0 million for the nine months ended September 30, 2000. The net loss was primarily due to amortization of goodwill and deferred stock compensation related to the FOCI, QOI, AstroTerra and OIC acquisitions. We recorded amortization of goodwill charges of approximately $ . million for the nine months ended September 30, 2000 and deferred compensation expenses of $ . million for the nine months ended September 30, 2000.

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

    OUR GROWTH RATE MAY BE LOWER THAN HISTORICAL LEVELS AND OUR RESULTS COULD
                FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our revenues may grow at a slower rate in the future than we have experienced in previous periods and, on a quarter-to-quarter basis, our growth in revenue may be significantly lower than our historical quarterly growth rates. Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as

     o    the cancellation or postponement of orders,

     o the timing and amount of significant orders from our largest customers,

     o our success in developing, introducing and shipping product enhancements and new products,

     o    the mix of products we sell,

     o adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions,

     o    new product introductions by our competitors,

     o    pricing actions by us or our competitors,

     o    the timing of delivery and availability of components from suppliers,

     o    changes in material costs, and

     o    general economic conditions.

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

   THE PRICES OF OUR SHARES HAVE BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

Historically, the market price of our shares has been extremely volatile. The market price of our common sock is likely to continue to be highly volatile and could be significantly affected by factors such as

     o    actual or anticipated fluctuations in our operating results,

     o announcements of technological innovations or new product introductions by us or our competitors,

     o changes of estimates of our future operating results by securities analysts,

     o developments with respect to patents, copyrights or proprietary rights, and

     o    general market conditions and other factors.

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

                   WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

We have grown rapidly in recent years, with revenues increasing from $39.2 million for the year ended December 31, 1995, to $288.5 million for the year ended December 31, 1999. Our recent growth, both internally and through the acquisitions we have made since January 1, 1995, has placed a significant strain on our financial and management personnel and information systems and controls. As a consequence, we must implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. Our delay or failure to implement new and enhance existing systems and controls as needed could have a material adverse effect on our results of operations and financial condition in the future. Our intention to continue to pursue a growth strategy can be expected to place even greater pressure on our existing personnel and to compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. We can give no assurance that we will be able to successfully manage operations if they continue to expand.

                WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the last three years:

                                       PERCENT OF TOTAL
                  YEAR ENDED                REVENUE
                 DECEMBER 31,         FROM FOREIGN SALES
                --------------        ------------------
                     1997                     60%
                     1998                     59
                     1999                     58


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

       WE HAVE SUFFERED ADVERSE FINANCIAL CONSEQUENCES AS A RESULT OF THE
                               XYPLEX ACQUISITION.

On January 30, 1998, we completed the Xyplex acquisition from Whittaker Corporation. Xyplex is a leading provider of access solutions between enterprise networks and WAN and/or Internet service providers. The purchase price paid to Whittaker consisted of $35 million in cash and three-year warrants to purchase up to 842,804 shares of our common stock at an exercise price of $17.50 per share. In connection with the Xyplex acquisition, we incurred charges of $20.6 million and $15.7 million for purchased technology and restructuring during the year ended December 31, 1998. The charges resulting from the Xyplex acquisition resulted in our incurring a net loss of $20.1 million or $0.43 per share during the year ended December 31, 1998.

We originally recorded charges of $30.6 million related to research and development projects in progress at the time of the Xyplex acquisition. Although we reported these charges in our first, second and third quarter results of 1998 in accordance with established accounting practice and valuations of Xyplex' purchased technology in progress provided by independent valuators, we reconsidered these valuations in light of subsequent SEC guidance regarding valuation methodology. Based on this newer valuation methodology, we reduced the value of the purchased technology in progress related to the Xyplex acquisition to $20.6 million and increased the amount of goodwill by $9.9 million. This has resulted in additional charges during 1998 of $759,000 and charges during 1999 of approximately $828,000 for amortization of intangibles, including goodwill, resulting from the Xyplex acquisition charges and will continue to result in annual charges of approximately $828,000 after 1999 as these intangibles are amortized through January 2010.

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

Future acquisitions could have a material adverse effect on our business, financial condition and results of operations because of the

     o possible charges to operations for purchased technology and restructuring similar to those incurred in connection with the Xyplex acquisition mentioned above,

     o    potentially dilutive issuances of equity securities,

     o    incurrence of debt and contingent liabilities;

     o incurrence of amortization expenses related to goodwill and other intangible assets and deferred compensation charges similar to those arising with the acquisitions of FOCI, OIC, QOI and Astroterra mentioned above,

     o difficulties assimilating the acquired operations, technologies and products,

     o    diversion of management's attention to other business concerns,

     o risks of entering markets in which we have no or limited prior experience,

     o    potential loss of key employees of acquired organizations, and

     o difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition.

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

          WE ARE DEPENDENT ON CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT.

We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors and Chief Technical Officer, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of key man life insurance policies in the amounts of $1.0 million on each of their lives. However, we can give no assurance that the proceeds from these policies will be sufficient to compensate us in the event of the death of any of these individuals, and the policies are not applicable in the event that any of them becomes disabled or is otherwise unable to render services to us.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

(a) Not applicable

(b) Not applicable

(c) (i) In July 2000, the Company issued an aggregate of approximately 1.0 million shares of common stock and options to purchase approximately 160,000 shares of common stock to the shareholders of Quantum Optech Inc. (QOI), , a Republic of China corporation in exchange for the Company's acquisition of approximately of the outstanding capital stock of OIC from these shareholders.

     (ii) In July 2000, the Company issued an aggregate of 1.6 million shares of common stock and options to purchase approximately 809,000 shares of common stock to the shareholders of AstroTerra Corporation (AstroTerra), a California corporation in exchange for the Company's acquisition of the outstanding capital stock of AstroTerra from these shareholders.

     (iii) In July 2000, the Company issued an aggregate of approximately 3.4 million shares of common stock and options to purchase approximately 800,000 shares of common stock shares of common stock to the shareholders of Optronics International Corp. (OIC), a Republic of China corporation in exchange for the Company's acquisition of approximately of the outstanding capital stock of OIC from these shareholders.

     (iv) In August 2000, the Company issued an aggregate of approximately 120,400 shares to Broadband Highway, Inc. one of its partner companies in connection with its investment in this partner company receiving for such shares 5,800,000 shares of Series A Convertible Preferred Stock of the partner company.

     (v) In August 2000 the Company issued an aggregate of 1,000,000 shares of its Common Stock to Charlotte's Networks, Inc. one of its partner companies in connection with its investment in this partner company receiving for such shares 3,522,333 shares of Series B Convertible Preferred Stock, $.001 par value per share of the partner company.

The issuance of the shares referred to above were not effected through a broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuance.

As to the transactions described in subsection (c)(i) and (iii), exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Regulation S under the Securities Act. The Company believed that the buyers were outside the United States and no directed selling efforts were made in the United States. Each Investor (all of whom had addresses outside the United States) represented that it was not a "U.S. Person" as defined in Regulation S and, at the time the buy order for these transaction was originated, each Investor was outside the United States and no offer to purchase the Securities was made in the United States. Each Investor agreed not to reoffer or sell the securities, or to cause any transferee permitted under the Securities Purchase Agreement to reoffer or sell the Securities, within the United States, or for the account or benefit of a U.S. person, (i) as part of the distribution of the securities at any time, or (ii) otherwise, only in a transaction meeting the requirements of Regulation S, including without limitation, where the offer (i) is not made to a person in the United States and either (A) at the time the buy order is originated, the buyer is outside the United States or the Company and any person acting on its behalf reasonably believe that the buyer is outside the United States, or (B) the transaction is executed in, on or through the facilities of a designated offshore securities market and neither the seller nor any person acting on its behalf knows that the transaction has been pre-arranged with a buyer in the United States, and (ii) no direct selling efforts shall be made in the United States by the buyer, an affiliate or any person acting on their behalf, or in a transaction registered under the Securities Act or pursuant to an exemption from such registration. Appropriate legends were affixed to the certificates evidencing the securities in such transaction.

As to the transactions described in subsection (c)(ii), (iv) and (v), exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchasers represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. The purchasers had adequate access to information about the Company.

(d) Not applicable.

Item 5. Other Events

On November 9, 2000, Luminent, Inc., the Company's subsidiaryissued a press release announcing the pricing of the initial public offering of Luminent's Common Stock. A copy of that press release is attached as Exhibit 99.1 to this Form 8-K and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

27       Financial Data Schedule

99.1     Press Release dated November 9, 2000.

(b) Reports on Form 8-K

Four reports on Form 8-K were filed during the quarter covered by this Report, as follows:

     (i) A report on Form 8-K/A dated July 7, 2000 was filed on July 8, 2000 supplementing and completing the Form 8-K dated May 8, 2000 filed on May 9, 2000 reporting the acquisition of Fiber Optic Communications, Inc. In that Form 8-K/A, the following financial statements and pro forma financial information were filed under Item 7:

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

          Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2000

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2000

          Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

     (ii) A report on Form 8-K dated July 26, 2000 was filed on July 27, 2000 reporting the acquisition of AstroTerra under Item 2 and 7.

     (iii) A report on Form 8-K dated August 3, 2000 was filed on August 4, 2000 reporting the acquisition of OIC under Item 2 and 7 and other matters under Item
5. In that Form 8-K, the following financial statements and pro forma financial information were filed under Item 7:

     Financial Statements of OIC:

          Independent Auditors' Report

          Balance Sheets at December 31, 1997, 1998 and 1999

          Statements of Operations and Comprehensive Income for the years ended December 31, 1997, 1998 and 1999

          Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999

          Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

          Notes to Financial Statements

          Balance Sheets at December 31, 1999 (audited) and June 30,2000 (unaudited)

          Statements of Operations and Comprehensive Income for the six months ended June 30, 1999 and 2000

          Statements of Cash Flows for the six months ended June 30, 1999 and 2000 (unaudited)

          Notes to Financial Statements

     (b) Pro forma Financial Information

          Unaudited Pro Forma Condensed Consolidated Financial Information

          Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2000

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 2000

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999

          Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

     (iv) A report on Form 8-K/A dated September 22, 2000 was filed on September 22, 2000 supplementing and completing the Form 8-K referred to in subparagraph
(i) above. In that Form 8-K/A, the following financial statements and pro forma financial information were filed under Item 7:

     (a) Financial Statements of AstroTerra:

          Report of Independent Public Accountants

          Balance Sheets at December 31, 1998 and 1999 (audited) and June 30, 2000 (unaudited)

          Statements of Operations for the years ended December 31, 1997, 1998 and 1999 (audited) and the six months ended June 30, 1999 and 2000 (unaudited)

          Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999 (audited) and the six months ended June 30, 1999 and 2000 (unaudited)

          Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 (audited) and the six months ended June 30, 1999 and 2000 (unaudited)

          Notes to Financial Statements

     (b) Pro Forma Financial Information

          Unaudited Pro Forma Condensed Consolidated Financial Information

          Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2000

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Six Month Period Ended June 30, 2000

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999

          Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

                                   Signatures

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.



                                MRV COMMUNICATIONS, INC.

                                By: /s/ Edmund Glazer
                                    ------------------------------------------
                                     Edmund Glazer
                                     Vice President of Finance and
                                     Administration and Chief Financial Officer