Form 10-K
period 2000-12-31
MRV COMMUNICATIONS INC
filed 2001-04-17
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 0-25678

                            MRV COMMUNICATIONS, INC.
                (Name of registrant as specified in its charter)


                  Delaware                                06-1340090
        (State or other jurisdiction of                (I.R.S. employer
         incorporation or organization)              identification number)

             20415 Nordhoff Street
             Chatsworth, California                         91311
      (Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (818) 773-0900

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0017 par value



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $433,597,540 based on the closing sale price at March 29, 2001 as reported by The Nasdaq National Market.



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,634,001 at March 31, 2001.

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


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        MRV Communications, Inc. creates, acquires, finances and operates companies, and through them, designs, develops, manufactures and markets products, which enable high-speed broadband communications. We concentrate on companies and products devoted to optical components and Internet infrastructure systems. We have leveraged our early experience in fiber optic technology into a number of well-focused operating units specializing in advanced fiber optic components, switching, routing, transaction management and wireless optical transmission systems which we have created, financed or acquired.

        Our principal operating units that constituted wholly or majority owned subsidiaries at December 31, 2000 were:

     - LUMINENT, INC. Luminent designs, manufactures and sells a comprehensive line of singlemode active and passive fiber optic components for high-capacity data transmission in the metropolitan and access markets. Leading network equipment manufacturers rely on Luminent to provide technical depth, responsive customer service and volume manufacturing to meet the increasing requirements for transmission capacity and speed between nationwide telecommunications networks and end users.

        In November 2000, Luminent completed an initial public offering of its common stock, selling 12,000,000 shares at $12 per share and raising net proceeds of approximately $132.3 million. At December 31, 2000, we owned 92% of the outstanding capital stock of Luminent. We have announced plans to distribute all of our shares of Luminent common stock to our stockholders on the later of three months after the receipt of a favorable private letter ruling from the Internal Revenue Service or six months after this offering, although we are not obligated to do so.

     - OPTICAL ACCESS, INC. Optical Access designs, manufactures and markets optical wireless products that enable the delivery of high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office. Optical Access' solutions to the last-mile bottleneck bypass the incumbent carrier's copper access network with a comprehensive, integrated access solution, using optical wireless technology. The building blocks of Optical Access' solution include the TereScope(TM), for optical wireless links, and the OptiSwitch(TM), for switching, provisioning and mesh enabling.

        At December 31, 2000, we owned all of the outstanding capital stock of Optical Access. On October 6, 2000, Optical Access filed a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of its common stock, which has not yet become effective. Optical Access' common stock may not be sold nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

     - CESCOMM, INC. CEScomm (formerly Creative Electronic Systems SA or CES) is developing and providing equipment to manufacturers of cellular network infrastructure equipment and mobile operators and service providers for the third generation of wireless solutions commonly known as 3G. 3G is the generic term used for the next generation of mobile communications systems. These new systems provide enhanced services to those available today i.e., voice, text and data. CEScomm specializes in products that provide the real-time conversion of radio signals generated by Internet ready mobile devices into asynchronous transfer mode, or ATM, traffic streams. At December 31, 2000, we owned all of the outstanding capital stock of CEScomm.

     - ITOUCH COMMUNICATIONS, INC. iTouch Communications, Inc. provides next-generation Internet infrastructure solutions that enable service providers and carriers to deliver and monitor, on a real-time basis, high-speed Internet services. iTouch's products combine transaction management with Internet protocol, or IP, routing and wide-area network, or WAN, technologies, which allow for faster development of feature rich high-speed data acquisition and management systems. At December 31, 2000, we owned all of the outstanding capital stock of iTouch.

     - NBASE-XYPLEX, INC. NBase-Xyplex provides products and services, such as the Fiber Driver, to enhance network infrastructures for city carriers, service providers, cable operators and campus and enterprise networks. Its products and technologies have been utilized in metropolitan area fiber-based networks, enabling smart access to the WAN, as well as in local area network, or LAN, switching, building enterprise/corporate data networks. At December 31, 2000, we owned all of the outstanding capital stock of Nbase-Xyplex.

        Our development stage companies which we founded or have invested in as of December 31, 2000 were:

     - CHARLOTTE'S NETWORKS, INC. Charlotte's Networks is a start-up company that is developing a core router for large service providers and carriers. The Aranea core router is Charlotte's first product. The Aranea router is capable of carrying both IP packets and time-division multiplexing, or TDM, voice traffic and enables the current WAN to grow in high orders of magnitude both in processing power and rate of transmission. In addition, the router provides multi-services required by telecommunication companies for efficient and flexible transmission of voice over data networks. At December 31, 2000, we owned approximately 53% of the outstanding capital stock of Charlotte's Networks on a fully diluted basis.

     - ZUMA NETWORKS, INC. Zuma Networks is a startup company that is developing a next generation Gigabit Ethernet switch router platform. At December 31, 2000, we owned all of the outstanding capital stock of Zuma Networks.

     - OPTICAL CROSSING INC. Optical Crossing designs, develops and manufactures advanced fiber optic communication components and systems for the telecommunications industry. At December 31, 2000, we owned approximately 60% of the outstanding capital stock of Optical Crossing on a fully diluted basis.

     - ZAFFIRE, INC. Zaffire is focused on developing a next-generation, optical services networking system for service providers. At December 31, 2000, we owned approximately 22% of the outstanding capital stock of Zaffire on a fully diluted basis.

     - REDC OPTICAL NETWORKS, INC. RedC has developed a complete line of optical modules used for operating, monitoring and protecting optical networks including: optical amplifiers, add/drop modules, protection and restoration modules and dense wave division multiplexing, or DWDM, monitoring. At December 31, 2000, we owned approximately 35% of the outstanding capital stock of RedC on a fully diluted basis.

     - HYPERCHANNEL LTD. Hyperchannel, which does business under its trademark Hyporium is an independent Internet market maker for the information technology, or IT, industry, enabling IT vendors, distributors and resellers to trade online. Hyporium offers an alternative route to market through an online trading hub and reseller web storefronts. At December 31, 2000, we owned approximately 42% of the outstanding capital stock of Hyperchannel on a fully diluted basis.

        Our principal executive offices are located at 20415 Nordhoff Street, Chatsworth, California 91311 and our telephone number is (818) 773-0900. We maintain a website at http://www.mrv.com and that website links to certain of our wholly and majority owned subsidiaries and key technology companies. Information contained in our Web site or those of any of our affiliates are not to be considered part of this Report.

BACKGROUND

        We were organized in July 1988 as MRV Technologies, Inc., a California corporation and reincorporated in Delaware in April 1992, at which time we changed our name to MRV Communications, Inc. Our initial focus was in the design, manufacture and marketing of semiconductor laser diodes, LEDs, and fiber optic transmitting and receiving modules for the transmission of large amounts of information at high speeds over long distances and LAN switching products for the computer networking industry. From 1995 to 1998, we made several acquisitions involving companies making networking equipment, including:

     - in 1995 of certain assets and the distribution businesses of Galcom Networking, Ltd. and Ace 400 Communications Ltd, both network equipment companies located in Israel, which provided us with experienced personnel and technology for the networking markets;

     - in 1996 certain of the liabilities and assets of Fibronics Ltd. and its subsidiaries, including its technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights, relating to Fibronics' computer networking and telecommunications businesses in Germany, the United States, the United Kingdom, the Netherlands and Israel, enabling us to enhance the development of Fast Ethernet and Gigabit Ethernet functions, to offer a broader range of networking products and to benefit from combined distribution channels and sales in both the United States and Europe and greater product development capability; and

     - in 1998 of the outstanding capital stock of the entity owning the outstanding capital stock of Xyplex, Inc., a leading provider of access solutions between enterprise networks and wide area network and/or Internet service providers, or ISPs. This acquisition enabled us to expand our product lines with products that had WAN and remote access capabilities, permitting us to offer these solutions not only to our own existing base of customers, but also to the customer base added by Xyplex. The acquisition of Xyplex (now known as iTouch Communications) also increased our sales force, distribution channels and customer support and service capabilities.

        During 2000, we completed several strategic acquisitions. These acquisitions were made to expand our product offering, enhance our technological expertise and expand our manufacturing capabilities. The table below summarizes our more notable acquisitions in that year.


                                         Date of              Total                  Form of Consideration
         Acquired Company               Acquisition       Consideration          and Other Notes to Acquisition
         ----------------               -----------       -------------          ------------------------------
Fiber Optic Communications, Inc.     April 24, 2000     $310.4 million      $48.6 million in cash and 5.4 million
                                                                            shares of common stock and options
                                                                            issued; approximately 97% of capital
                                                                            stock assumed; goodwill recorded of
                                                                            $261.6 million; deferred stock
                                                                            compensation recorded of $14.1 million

Jolt Limited                         May 1, 2000        $57.7 million       1.9 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill recorded of $33.7
                                                                            million; deferred stock compensation
                                                                            recorded of $25.0 million

Quantum Optech Inc.                  July 12, 2000      $36.2 million       1.2 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill recorded of $27.9;
                                                                            deferred stock compensation recorded of
                                                                            $2.7 million

AstroTerra Corporation               July 12, 2000      $160.3 million      2.4 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill recorded of $108.3
                                                                            million; deferred stock compensation
                                                                            recorded of $50.0 million

Optronics International Corp.        July 21, 2000      $124.3 million      4.2 million shares of common stock and
                                                                            options issued; approximately 99% of
                                                                            capital stock assumed; goodwill
                                                                            recorded of $99.5 million; deferred
                                                                            stock compensation recorded of $13.4
                                                                            million

Each of these acquisitions was accounted for using the purchase method and therefore, the results of operations of the acquired businesses have been included in our consolidated financial statements from the respective dates of acquisition.

        Fiber Optic Communications is a Taiwanese manufacturer of passive fiber optic components for wavelength division multiplexing and has facilities in both Taiwan and the People's Republic of China. Quantum Optech is a Taiwanese manufacturer of passive fiber optic components specializing in developing and manufacturing optical thin film coating and filters for dense wavelength division multiplexing. Optronics International is a Taiwanese manufacturer of active fiber optic components focused on developing and manufacturing high temperature semiconductor lasers, transceivers and detectors for optical networks. Fiber Optic Communications, Quantum Optech and Optronics International were acquired and contributed to Luminent in September 2000 as part of our plan to complete an initial public offering of our fiber optics components business and eventually spin-off this business to our stockholders.

        AstroTerra develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. Jolt develops and manufactures multi-port wireless optics communications equipment. These acquisitions provided strategic components and technology for Optical Access' wireless optical solution. AstroTerra and Jolt were acquired and will be contributed to our subsidiary, Optical Access, as part of part of our plan to complete an initial public offering of our business which focuses on optical wireless products that deliver high-speed communications traffic to the so-called last mile portion of the communications network and eventually spin-off this business to our stockholders.

RISK FACTORS

        From time to time we may make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In connection with this "safe harbor" we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

WE INCURRED A NET LOSS IN THE YEAR ENDED DECEMBER 31, 2000, PRIMARILY AS A RESULT OF THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND DEFERRED COMPENSATION CHARGES FROM RECENT ACQUISITIONS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We reported a net loss of $153.0 million for the year ended December 31, 2000. A major contributing factor to the net loss was due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent's President and Chief Financial Officer. We will continue to record amortization of goodwill and deferred stock compensation relating to these acquisitions and our employment arrangements with Luminent's executives going forward. As a consequence of this amortization of goodwill and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND TO COMPETE EFFECTIVELY, WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

        The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

     -  changing product specifications and customer requirements;

     -  difficulties in hiring and retaining necessary technical personnel;

     - difficulties in reallocating engineering resources and overcoming resource limitations;

     -  difficulties with contract manufacturers;

     -  changing market or competitive product requirements; and

     -  unanticipated engineering complexities.

        The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver products to customers that are highly reliable, operate with its existing equipment, lower the customer's costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

DEFECTS IN OUR PRODUCTS RESULTING FROM THEIR COMPLEXITY OR OTHERWISE COULD HURT OUR FINANCIAL PERFORMANCE.

        Complex products, such as those our companies and we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of such errors in the future, and our inability to correct such errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with our customers, system integrators and end users. Any of these or other eventualities resulting from defects in our products could have a material adverse effect on our business, operating results and financial condition.

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

     -  the timing and amount of significant orders from our largest customers,

     - our success in developing, introducing and shipping product enhancements and new products,

     -  the mix of products we sell,

     - adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions or deferred compensation charges,

     -  new product introductions by our competitors,

     -  pricing actions by our competitors or us,

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

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUES AND OPERATING RESULTS TO VARY FROM QUARTER TO QUARTER, WHICH COULD CAUSE VOLATILITY IN OUR STOCK PRICE.

        The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of, depending on the products, many months or more. In addition, some of our customers require that our products be subjected to life-time and reliability testing, which also can take months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Even after acceptance of orders, our customers often change the scheduled delivery dates of their orders. Because of the evolving nature of the optical networking and network infrastructure markets, we cannot predict the length of these sales, development or delivery cycles. As a result, these long sales cycles may cause our net sales and operating results to vary significantly and unexpectedly from quarter-to-quarter, which could cause volatility in our stock price.

MACROECONOMIC FACTORS COULD NEGATIVELY IMPACT OUR GROWTH PLAN.

        Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, could detrimentally impact demand for communication products, thereby resulting in reduced demand for optical components in general. These factors could negatively affect our ability to execute our growth plan.

        As a result of recent unfavorable economic conditions and reduced capital spending, sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, were impacted during the last quarter of 2000 and appear to be similarly impacted in the first quarter of 2001. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories. If the economic conditions in the United States worsen generally or in the fiber optics and networking equipment businesses particularly, or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

THE PRICES OF OUR SHARES MAY CONTINUE TO BE HIGHLY VOLATILE.

         Historically, the market price of our shares has been extremely volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as

     -  actual or anticipated fluctuations in our operating results,

     - announcements of technological innovations or new product introductions by us or our competitors,

     - changes of estimates of our future operating results by securities analysts,

     - developments with respect to patents, copyrights or proprietary rights, and

     -  general market conditions and other factors.

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies in particular, and that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could have a ripple effect on us and cause our stock price to decline. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of who have been granted stock options.

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

FLUCTUATIONS IN THE PRICE OF THE COMMON STOCK OF OUR PUBLICLY TRADED SUBSIDIARY, LUMINENT, INC., MAY AFFECT THE PRICE OF OUR COMMON STOCK.

        The stock of our subsidiary, Luminent began trading publicly in November 2000. We own approximately 92% of Luminent. On March 29, 2001, our equity interest in Luminent had a market value $333 million (based on Luminent's closing price of $2.3125 per share on that date), which is significant with respect to our market value of approximately $464 million (based on a closing price of $6.2188 per share of our common stock on that date). Fluctuations in the price of Luminent's common stock are likely to affect the price of our common stock. The market price of Luminent's common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to its operating performance.

OUR BUSINESS STRATEGY MAY NOT BE SUCCESSFUL IF VALUATIONS OF OPTICAL TECHNOLOGY AND NETWORKING INFRASTRUCTURE COMPANIES CONTINUE TO DECLINE.

        Our strategy involves creating value for our stockholders and the owners of our subsidiaries and partner companies by helping our subsidiaries and partner companies grow and access the public and private capital markets. Therefore, our success is dependent on acceptance by the public and private capital markets of optical technology and networking infrastructure companies in general and of initial public offerings of those companies in particular. If the capital markets for networking infrastructure companies or the market for initial public offerings of those companies remains weak for an extended period of time, our subsidiaries and partner companies may not be able to complete initial public offerings and thus the value we hope to create for our stockholders may not be realized.

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

        We have grown rapidly in recent years, with revenues increasing from $88.8 million for the year ended December 31, 1996, to $319.4 million for the year ended December 31, 2000. Our growth, both internally and through the acquisitions we have made has placed a significant strain on our financial and management personnel and information systems and controls. As a consequence, we must continually implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate such systems effectively. Our delay or failure to implement new and enhance existing systems and controls as needed could have a material adverse effect on our results of operations and financial condition in the future. Our intention to continue to pursue a growth strategy can be expected to place even greater pressure on our existing personnel and to compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. We can give no assurance that we will be able to successfully manage operations if they continue to expand.

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

        International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the last three years:

   Year ended          Percent of total revenue
  December 31,            from foreign sales
------------------     -------------------------
      1998                         59%
      1999                         58
      2000                         63

We have companies and offices in, and conduct a significant portion of our operations in and from, Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. In addition, the recent acquisition of operations in Taiwan and People's Republic of China has increased both the administrative complications we must manage and our exposure to political, economic and other conditions affecting Taiwan and People's Republic of China. Currently there is significant political tension between Taiwan and People's Republic of China, which could lead to hostilities.

Risks we face due to international sales and the use of overseas manufacturing include:

     - greater difficulty in accounts receivable collection and longer collection periods;

     -  the impact of recessions in economies outside the United States;

     -  unexpected changes in regulatory requirements;

     - seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

     -  certification requirements;

     -  potentially adverse tax consequences;

     -  unanticipated cost increases;

     -  unavailability or late delivery of equipment;

     -  trade restrictions;

     -  limited protection of intellectual property rights;

     -  unforeseen environmental or engineering problems; and

     -  personnel recruitment delays.

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

THE SLOWDOWN IN GROWTH RATES IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR GROWTH.

        Our success is dependent, in part, on the overall growth rate of the fiber optic components and networking industry. We can give no assurance that the Internet or the industries that serve it will continue to grow or that we will achieve higher growth rates. Our business, operating results or financial condition may be adversely affected by any decrease in industry growth rates. In addition, we can give no assurance that our results in any particular period will fall within the ranges for growth forecast by market researchers.

WE DEPEND ON THIRD-PARTY CONTRACT MANUFACTURERS FOR NEEDED COMPONENTS AND THEREFORE COULD FACE DELAYS HARMING OUR SALES.

        We outsource the board-level assembly, test and quality control of material, components, subassemblies and systems relating to our networking products to third-party contract manufacturers. Though there are a large number of contract manufacturers that we can use for outsourcing, we have elected to use a limited number of vendors for a significant portion of our board assembly requirements in order to foster consistency in quality of the products and to achieve economies of scale. These independent third-party manufacturers also provide the same services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If our contract manufacturers failed to deliver needed components timely, we could face difficulty in obtaining adequate supplies of products from other sources in the near term. We can give no assurance that our third party manufacturers will provide us with adequate supplies of quality products on a timely basis, or at all. While we could outsource with other vendors, a change in vendors may require significant lead-time and may result in shipment delays and expenses. Our inability to obtain such products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on our business, operating results and financial condition.

WE MAY LOSE SALES IF SUPPLIERS OF OTHER CRITICAL COMPONENTS FAIL TO MEET OUR NEEDS.

        Our companies currently purchase several key components used in the manufacture of our products from single or limited sources. We depend on these sources to meet our needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We have no long-term or short-term contracts for any of our components. As a result, a supplier can discontinue supplying components to us without penalty. If a supplier discontinued supplying a component, our business may be harmed by the resulting product manufacturing and delivery delays.

OUR INABILITY TO ACHIEVE ADEQUATE PRODUCTION YIELDS FOR CERTAIN COMPONENTS WE MANUFACTURE INTERNALLY COULD RESULT IN A LOSS OF SALES AND CUSTOMERS.

        We rely heavily on our own production capability for critical semiconductor lasers and light emitting diodes used in our products. Because we manufacture these and other key components at our own facilities and such components are not readily available from other sources, any interruption of our manufacturing processes could have a material adverse effect on our operations. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our wafer fabrication equipment, the loss of any of whom could result in our inability to effectively operate and service such equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. We can give no assurance that we will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, our business, operating results and financial condition could be materially adversely affected.

FUTURE HARM COULD RESULT FROM ADDITIONAL ACQUISITIONS.

        An important element of our strategy is to review acquisition prospects that would complement our existing companies and products, augment our market coverage and distribution ability or enhance our technological capabilities.

        Future acquisitions could have a material adverse effect on our business, financial condition and results of operations because of the

     - possible charges to operations for purchased technology and restructuring similar to those incurred in connection with our acquisition of Xyplex in 1998;

     -  potentially dilutive issuances of equity securities;

     -  incurrence of debt and contingent liabilities;

     - incurrence of amortization expenses related to goodwill and other intangible assets and deferred compensation charges similar to those arising with the acquisitions of FOCI, OIC, QOI, Jolt and Astroterra in 2000;

     - difficulties assimilating the acquired operations, technologies and products;

     -  diversion of management's attention to other business concerns;

     - risks of entering markets in which we have no or limited prior experience;

     -  potential loss of key employees of acquired organizations; and

     - difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition.

        We can give no assurance as to whether we can successfully integrate the companies, products, technologies or personnel of any business that we might acquire in the future.

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC.

        Actions and comments from the SEC have indicated they are reviewing the current valuation methodology of in-process research and development related to business combinations. We believe we are in compliance with all of the existing rules and related guidance as applicable to our business operations. However, the SEC may change these rules or issue new guidance applicable to our business in the future. There can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our operating results and financial condition for periods subsequent to the acquisitions.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies. In April 1999, we received a written notice from Rockwell International Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes. In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent's patents falling into the general category of communications technology, with a focus on networking functionality. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our photodiode module products. In July 2000, we received written notice from Nortel Networks which claimed we violated Nortel's patent relating technology associated with local area networks. We are evaluating the patents noted in the letters. Others' patents, including Lemelson's, Rockwell's, Lucent's, Ortel's and Nortel's, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent, Ortel and Nortel's patents, or those of other companies. Lemelson, Rockwell, Lucent, Ortel or Nortel or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, including Lemelson, Rockwell, Lucent, Ortel or Nortel, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

WE ARE DEPENDENT ON CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT.

        We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors and Chief Technical Officer, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of key man life insurance policies in the amounts of $1.0 million each on their lives. However, we can give no assurance that the proceeds from these policies will be sufficient to compensate us in the event of the death of any of these individuals, and the policies are not applicable in the event that any of them becomes disabled or is otherwise unable to render services to us.

OUR BUSINESS REQUIRES US TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

        Our ability to develop, manufacture and market our products, run our companies and our ability to compete with our current and future competitors depends, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for such personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, like those with Dr. William R. Spivey, the President and Chief Executive of Luminent, that have resulted in substantial deferred compensation charges and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected. We can give no assurance that we will be able to attract and retain qualified personnel.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

        We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 requires registration for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable.

        Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, acquiring, building and operating optical components and network infrastructure companies. Although our investment securities currently comprise substantially less than 40% of our total assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. In that case, unless an exclusion or safe harbor was available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. We may be unable to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses or the terms on which we are able to acquire such assets may be unfavorable.

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

INDUSTRY BACKGROUND

        As e-commerce and the Internet continue to proliferate, business enterprises are increasingly reliant on communications networks and software applications as critical strategic assets. Communications networks are being expanded to deliver new services and distribute mission critical computing applications such as customer network management, transaction processing, enterprise resource planning, large enterprise databases, and sophisticated on-line connections with vendors, and the increased use of traditional applications, such as e-mail, video conferencing, to suppliers, customers and employees. Bandwidth intensive applications that contain voice, video and graphics through intranets and extranets, and growth in business-to-business e-commerce and other on-line transactions are encumbering the optical networking and internet infrastructure environment. Due to the significant growth of network users who increasingly rely on secure access for higher speed and quality of communications networks, even small network delays can result in lost revenue, decreased employee productivity and customer dissatisfaction. As a result, businesses and network service providers are realizing the critical nature of network and application performance and the requirement for optical networking and fiber optic equipment that increases the capacity through high speed and more efficient transmission technologies.

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

        OPTICAL NETWORKING AND INTERNET INFRASTRUCTURE ENVIRONMENT

        The Internet has evolved into a network of hundreds of public and private networks interconnected using Internet Protocol ("IP"). Industry analysts expect continued dramatic growth worldwide in Internet use and Internet traffic. As the Internet continues to explode, business enterprises are increasingly reliant on communications networks and software applications as strategic assets that are critical to business success. Communications networks are being expanded to deliver new services and distribute computing applications such as customer networks management, e-mail, video, conferencing, and Voice Over Internet Protocol ("VoIP") to suppliers, customers and employees.

        While consumers use the Internet for education and communication, business and service providers are realizing the critical nature of network and application performance.

        According to an industry report, RHK, a leading telecommunications industry market research and consulting firm, projects a 300-fold increase in demand for network bandwidth in the next eight to 10 years and Advantis, another industry research firm proclaims that high-speed connections to the Internet will drive demand for more capacity among network operators. This report also refers to a study from Infonetics Research predicting that spending among large nationwide telecommunications carriers will grow 220 percent, from $13.3 billion in 2000 to $42.5 billion in 2004, further supporting the prediction that demand will continue as operators try to keep up with the latest technology.

        To meet the growth in the demand for high-speed data services, service providers are investing heavily to construct and upgrade the transmission foundation of the public network infrastructure worldwide. The public network infrastructure, which was originally built for voice traffic, is inadequate to handle data and must be rapidly upgraded. Current expenditures are spread across fiber deployment, dense wavelength division multiplexing, or DWDM, products, Synchronous Optical Network ("SONET") transmission equipment sand more recently, intelligent optical networking solutions.

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

        Demand for fiber optic transmission components is driven by four factors: (i) fiber applications have expanded beyond traditional telephony applications and are being deployed in enterprise network backbones to support high-speed data communications; (ii) within access networks, fiber is rapidly expanding downstream toward end-users as access networks deploy "Fiber-in-the-Loop" and fiber to the curb, or FTTC architectures to support services such as fast Internet access and interactive video; (iii) the growth of cellular communications and PCs requires fiber to be deployed both within and between cells; and (iv) the usage of fiber in short distances increases the demand for components as more are used per mile of fiber. As the size, number and complexity of these fiber networks increases, management expects that the demand for fiber optic components will grow significantly.

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

MRV'S CONCENTRATION

        We create, acquire, finance and operate companies, and through them, design, develop, manufacture and market products, which enable high-speed broadband communications. We concentrate on companies and products devoted to optical components and network infrastructure systems. We have leveraged our early experience in fiber optic technology into a number of well-focused operating units specializing in advanced fiber optic components, switching, routing, transaction management and wireless optical transmission systems which we have created, financed or acquired. Products and product developments of our wholly or majority owned subsidiaries include the following:

        LUMINENT, INC.

        Luminent provides an extensive offering of active and passive singlemode fiber optic components that support a wide range of requirements for the metropolitan and access networks. It is currently shipping a variety of active and passive fiber optic components. Active components are the core technology for optical networks and require electrical power to generate, boost or transform optical signals. Luminent's active components include:

     - Mixed signal, single fiber components, called duplexers and triplexers, which are capable of transmitting bi-directional digital and analog information over a single fiber;

     - A wide variety of transceivers, the most common fiber-optic data link. Transceivers have both a transmitter and receiver built into one unit. A transmitter converts electrical signals into optical signals and launches them into the fiber. A receiver receives the optical signal, converts it back to an electrical signal and amplifies it;

     - Coarse WDM subsystems, which enable communications equipment manufacturers to implement wavelength division multiplexing inside their equipment at a fraction of the cost of dense WDM;

     - Light emitting diodes, or LEDs, used as a light source for fiber optic transmission;

     - Laser diodes, which convert electrical signals to optical signals and are the most widely used light sources for optical communications systems;

     - Analog fiber optic links, which are used in cable television, cellular, satellite and wireless local area networks transmissions;

     - Photo detectors, which convert optical signals into electrical signals and receivers that include photo detectors with electrical amplifiers for greater functionality; and

     - Electro-optic modulators, which are used to transfer information onto a light signal without the modifying wavelength of the light and enable data to travel extended transmission distances compared to a directly modulated laser;

        Luminent's passive fiber optic components are used to direct, split and merge optical signals without the use of electricity. These components have become critical due to the use of fiber amplifiers, passive networks and WDM technology. Luminent's passive components include:

     - A wide variety of couplers, one of the most common components of any optical network, used to combine and/or split optical signals;

     - Isolators, which allow transmission of optical signals in one direction but block transmission in the other direction;

     - WDM thin film add/drop components, which enable the transmission of specific optical wavelengths and the reflection of others and allow for the removal and insertion of wavelengths in WDM systems with minimal power losses;

     - Optical circulators, which are used in wavelength management applications to direct optical signals to the appropriate sections of the system;

     - Variable fiber optic attenuators, which reduce the amplitude of a signal without distorting the waveform and are used to equalize the power between different WDM channels before being amplified by a fiber amplifier;

     - Optical connectors, which are used to couple light either directly from a component or from another fiber; and

     -  Adapters, which facilitate the connection of any two connectors.

        OPTICAL ACCESS, INC.

        Optical Access is an optical networking and Internet infrastructure company that designs, manufactures and markets optical wireless products enabling service providers to offer high-speed broadband access within the last mile of the communications network in a cost effective and timely manner. Optical Access' products are designed to be deployed in a switched mesh architecture, which means that its products allow transmission of data between any two points on the network and enable full re-routing of traffic around a transmission link or equipment failure. In addition, its products feature a backup wireless radio frequency option, which reduces problems associated with adverse weather conditions. Optical Access offers the TereScope family of products, which provide optical wireless links, and an OptiSwitch(TM) products, which enable switching, provisioning and aggregation. All of these products can be remotely managed through Optical Access' MegaVision network management system. Because each of it products can perform independently, Optical Access's customers can also purchase products separately with no performance degradation.

        TereScope. TereScope products are optical wireless links that utilize high-powered optics, which allow for high-speed, long distance optical wireless transmission of data. By installing its TereScope products in a mesh configuration with a minimum of two connections into each building and utilizing Optical Access' OptiSwitch(TM) switching technology, Optical Access' products enable full re-routing of traffic around a link or equipment failure. Optical Access believes that its TereScope products offer one of the first commercially available wireless optic systems with built-in auto fallback to radio frequency links.

        TereScope devices can be installed on a building's rooftop or side or in an office behind a window rather than a radio tower. They are constructed with a transmitter, which emits light that does not damage the human eye, and a receiver that detects light. Optical Access offers a range of TereScope products, the smallest of which looks like a security camera and the largest of which is the size of a computer monitor. The products feature a number of recently developed technologies to account for issues that have historically limited the use of optical wireless systems, including a system that enables them to compensate for misalignment due to building movements or interference caused by flying objects such as birds. In addition, TereScope products feature high power laser transmitters and large optical receivers to permit connectivity over longer distances. The TereScope ranges in list price from approximately $4,000 to $120,000, depending on data rate and maximum range, with an additional $5,000 to $10,000 for a 10 megabit per second radio frequency backup.

        OptiSwitch(TM). Optical Access' family of OptiSwitch(TM) products enables a mesh architecture, bandwidth distribution, provisioning and termination for all-IP networks. The OptiSwitch is designed to provide customer premise connectivity to business users, smart aggregation and to enable execution of any service level agreement by advanced features and capabilities of traffic classification and quality of service. Direct connection of the OptiSwitch(TM) ports to TereScope products allow service providers to offer a complete cost-effective metropolitan solution. The system is designed to manage optical wireless mesh topology management and subscriber management in Ethernet broadband networks. The OptiSwitch(TM) products range in price from $1,400 to $190,000, depending upon data rate and number of ports.

        MegaVision. Optical Access' MegaVision management system provides software based graphical network management and monitoring that is fully integrated with its optical transmission and switching products. The MegaVision network management system allows service providers to provision their networks from a centralized location. With the graphical interface offered by Optical Access, the provider receives a comprehensive view of the network as well as fault isolation, configuration, performance and security management of the network.


        CESCOMM, INC. (FORMERLY CREATIVE ELECTRONIC SYSTEMS SA OR CES)

        CEScomm is developing and providing products for manufacturers of cellular network infrastructure equipment and mobile operators and service providers for the third generation of wireless solutions commonly known as 3G. 3G is the generic term used for the next generation of mobile communications systems. These new systems provide enhanced wireless services to those available today i.e., voice, text and data. CEScomm specializes in products that provide the real-time conversion of radio signals generated by Internet ready mobile devices into asynchronous transfer mode, or ATM, traffic streams. Its products are based on distributed architectures that cluster super computer multi-processing capabilities between the radio access network and the Internet protocol, or IP, core network.

        CEScomm's products make it possible for 3G mobile network operators and equipment vendors to deliver more efficient service with enhanced options. End users of CEScomm's products include leading 3G wireless network operators such as NTT DoCoMo, the cellular telephone arm of Nippon Telegraph and Telephone Corporation in Japan, and European operators using the Universal Mobile Telecommunications System, or UMTS. CEScomm sells its products to leading cellular equipment vendors, including Lucent Technologies, Nortel Networks and Ericsson.

        ITOUCH COMMUNICATIONS, INC.

        iTouch provides next-generation Internet infrastructure solutions that enable service providers and carriers to deliver and monitor, on a real-time basis, high-speed Internet services. ITouch's products utilize internet protocol, or IP, routing and wide area network, or WAN, technologies, which allow for faster development of feature rich high-speed data acquisition and management systems.

        iTouch's In-Reach product suite supports network element management and out-of-band management applications for large, heterogeneous communication networks. In-Reach products offer console, alarm, sensor and power management solutions and possess features ranging from simple network management protocol, or SNMP, -based discrete alarm signal collection and distribution to remote console management of routers, switches, and equipment from Sun Microsystems and other providers. Standalone and chassis-based In-Reach products enable upgrades at central sites and downloads of software to thousands of remote network elements.

        NBASE-XYPLEX, INC.

        NBase-Xyplex provides products and services, such as the Fiber Driver family of products, to enhance network infrastructures for city carriers, service providers, cable operators and campus and enterprise networks. The Fiber Driver family of products focuses on providing more effective usage of fiber-optic cables for carriers, service providers, cable operators and campus and enterprise networks. The Fiber Driver product line is designed to address the growing need for connecting networks of different media and speed into today's expanding fiber optic infrastructure.

        The Fiber Driver family consists of over 150 different converters, repeaters, switches, distance extenders and Coarse Wave Division Multiplexer) modules, all of which operate on the same modular, and scalable platform. Each module provides a different solution and together the family covers almost every communication protocol. The family includes a base chassis in one, two, four and 16 slot varieties and is fully managed through any network management system based on simple network management protocol, or SNMP, including the MegaVision network management system discussed above under Optical Access.

        CHARLOTTE'S NETWORKS, INC.

        Charlotte's is developing a core router for large service providers and carriers. The Aranea core router is Charlotte's first product. The Aranea router is capable of carrying both IP packets and time-division multiplexing, or TDM, voice traffic and enables the current WAN to grow in high orders of magnitude both in processing power and rate of transmission. The router has the ability to emulate a class 4 or 5 switch, enabling its voice traffic capability. It offers various interfaces and allows multiple Aranea machines to be clustered into a single virtual router for ultra-high speed. This feature allows construction of a machine with an aggregate bandwidth of multiple terabits per second. The Aranea can be configured to combine up to 16 port interfaces of any kind into a single dense wavelength division multiplexing link of up to 40 Gbps. The clustered machines may be managed as a single virtual router through the operating system or AROS. The Aranea is designed to meet the exact requirements of new generation telecommunication service providers in terms of bandwidth, differentiated services, scalability and reliability and is positioned to take advantage of the explosive growth predicted for the WAN or terabit router segment of the router market. According to recent analyst's estimates, this segment is expected to grow from less than $1 billion in 1999 to over $14 billion in 2003.

        ZUMA NETWORKS, INC.

        Zuma is developing a next generation gigabit Ethernet switch router platform. The platform is distinguished by very high gigabit ethernet port density in a single chassis, outstanding packet forwarding performance; a multi-processor, multi-component hardware architecture supporting carrier class survivability;

and a multi-processor software architecture supporting the coupling of wire speed switch routing functions with wire speed network services in a single platform. This router, named Zuma LightReef(TM) entered beta trials in December 2000.

        OPTICAL CROSSING

        Optical Crossing's core expertise is in free-space laser communications and semiconductor optoelectronic components. Optical Crossing has three internal product groups - Optoelectronics Products, Optical Wireless Products and Networking Products and Services - that address multiple aspects of optical wireless technology, from components to architectural implementation of all-optical networks. Products are currently in the prototyping and development stage.

OTHER KEY TECHNOLOGY INTERESTS

        In addition to our wholly owned and majority owned companies, we have significant interests in other key technology companies, including Zaffire, Inc. RedC Optical Networks and Hyperchannel Ltd.

        Zaffire is focused on developing a next-generation, optical services networking system for regional and metropolitan telecommunications networks. Zaffire offers a packet-enabled, DWDM optical solution designed specifically for deployment in metropolitan and regional-area networks.

        RedC Optical Networks has developed a complete line of optical modules used for operating, monitoring and protecting optical networks including: optical amplifiers, add/drop modules, protection and restoration modules and DWDM monitoring.

        Hyperchannel, which does business under its trademark Hyporium is an independent net market maker for the information technology, or IT, industry, enabling IT vendors, distributors and resellers to trade online. Hyporium offers an alternative route to market through an online trading hub and reseller web storefronts.

SALES AND MARKETING

        Each of our operating company maintains its own separate sales and marketing staffs, enabling the sales personnel to develop strong customer relationships and expertise in their respective areas. Each company has established their own direct sales force experienced in each subsidiary's business to address the new and evolving requirements of their business arena.

        Our companies have sold their products worldwide to over 500 diverse customers in a wide range of industries; primarily, data communications, telecommunications and cable. No customer accounted for more than 10% of our consolidated revenues in 1998, 1999 or 2000.

        Our companies and we employ various methods, such as public relations, advertising, and trade shows to build awareness of our products. Public relations activities are conducted both internally and through relationships with outside agencies. Major public relation activities are focused around new product introductions, corporate partnerships and other events of interest to the market. The Company supplements its public relations through media advertising programs and attendance at various trade shows throughout the year, both in the United States and internationally.

SALES, SUPPORT AND DISTRIBUTION

        We continually seek to augment and increase our distribution channels and sales forces to accelerate our growth. Products are sold through our operating companies direct sales forces, VARs, systems integrators, distributors, manufacturer's representatives and OEM customers. sales and distribution divisions are organized along five primary lines: direct sales, OEM, domestic and international distributors, VARs and systems integrators and manufacturer's representatives; and domestic and international distributors.

        Direct Sales. Our companies employ worldwide direct sales forces primarily to sell their products to large OEM accounts and in some cases to end users. We believe that a direct sales force can best serve large customers by allowing salespeople to develop strong, lasting relationships which can effectively meet the customers' needs. Direct sales staffs are located across the United States, Europe and Israel.

        Domestic and International Distributors. Our companies and we work with both domestic and international distributors. Geographic exclusivity is normally not awarded unless the distributor has exceptional performance. Distributors must successfully complete our training programs and provide system installation, technical support, sales support and follow-on service to local customers. Generally, distributors have agreements with a one year term subject to automatic renewal unless otherwise canceled by either party. In certain cases with major distributors, the agreements are terminable on 30 days' notice. We use stocking distributors, which purchase our product and stock it in their warehouse for immediate delivery, and non-stocking distributors, which purchase our products after the receipt of an order. Internationally, we sell through over 100 distributors in Asia, Africa, Europe, Australia, the Middle East, Canada and Latin America.

        Value-Added Resellers and Systems Integrators. Our companies and we use a select group of VARs and system integrators in the U.S. which are generally selected for their ability to offer our products in combination with related products and services, such as system design, integration and support. Such specialization allows us to penetrate targeted vertical markets such as telecommunications and cable TV. Generally, we use a two-tier distribution system to reach a broader range of customers, however VARs may purchase the product directly from one or more of our companies if the volume warrants a direct relationship.

        Manufacturers' Representatives. To supplement our direct sales efforts, manufacturer's representatives are assigned by territory in the United States and work exclusively on commission.

        Customer Support and Service. We and our companies are committed to providing strong technical support to our customers. We operate customer service groups, and provide support through engineering groups, sales staff, distributors, OEMs and VARs. Customer support personnel are currently located at the our offices in California, Massachusetts, Maryland, Germany, England, Italy and Israel.

        International Sales. International sales accounted for approximately 59%, 58% and 63% of our consolidated net revenues in 1998, 1999 and 2000, respectively.

MANUFACTURING

        We outsource the board-level assembly, test and quality control of our Internet infrastructure products to third party contract manufacturers, thereby allowing us to react quickly to market demand, to avoid the significant capital investment required to establish and maintain manufacturing and assembly facilities and to concentrate resources on product design and development. Final assembly, burn-in, final testing and pack-out are performed by our companies and us and selected third-party contract manufacturers to maintain quality control. Our manufacturing teams are experienced in advanced manufacturing and testing, in engineering, in ongoing reliability/quality assurance and in managing third party contract manufacturer's capacity, quality standards and manufacturing process. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If our contract manufacturers fail to deliver products in the future on a timely basis, or at all, it would be extremely difficult for us to obtain adequate supplies of products from other sources on short notice. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products on a timely basis, or at all. While we could outsource with other vendors; a change in vendors may require significant time and result in shipment delays and expenses. The inability to obtain our key products on a timely basis, the loss of a particular vendor or a change in the terms and conditions of the outsourcing could have a material adverse effect on our business, operating results and financial condition.

        We rely extensively on our companies own production capabilities for critical semiconductor lasers and LEDs used in our products. Our optical transmission production process involves (i) a wafer processing facility for semiconductor laser diode and LED chip manufacturing under stringent and accurate procedures using state-of-the-art wafer fabrication technology, (ii) high precision electronic and mechanical assembly, and (iii) final assembly and testing. Relevant assembly processes include die attach, wire bond, substrate attachment and fiber coupling. We also conduct tests throughout our manufacturing processes using commercially available and internally built testing systems that incorporate proprietary procedures. Our companies perform final product tests on all of their products prior to shipment to customers. Many of the key processes used in our products are proprietary; and, therefore, many of the key components of our products are designed and produced internally. Because our companies manufacture these and other key components of their products at our their own facilities and such components are not readily available from other sources, any interruption of the their manufacturing process could have a material adverse effect on our operations. Furthermore, our companies have a limited number of employees dedicated to the operation and maintenance of wafer fabrication equipment, the loss of any of whom could result in our inability to effectively operate and service such equipment. Wafer fabrication is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process and performance of the manufacturing equipment. There can be no assurance that our companies will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved resulting in product shipment delays, our business, operating results and financial condition could be materially adversely affected. We believe our companies have sufficient manufacturing capacity for growth in the coming years. In addition, at various times there have been shortages of parts in the electronics industry, and certain critical components have been subject to limited allocations. Although shortages of parts and allocations have not had a material adverse effect on our results of operations, there can be no assurance that any future shortages or allocations would not have such an effect.

        Our companies are subject to a variety of federal, state, and local governmental laws and regulations related to the storage, use, emission, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. There can be no assurance that environmental laws and regulations will not result in the need for additional capital equipment or other requirements. Further, such laws and regulations could restrict our ability to expand operations. Any failure by our companies or us to obtain required permits for, control of use of, or adequately restrict the discharge, emission or release of, hazardous substances under present or future laws and regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our operating results. To date, such laws and regulations have not had a material adverse effect on our operating results.

COMPETITION

        The communications equipment and component industry is intensely competitive. Our companies competes directly with a number of established and emerging computer, communications and networking device companies. Direct competitors in optical networking and Internet infrastructure, generally include Cisco Systems Inc, Lucent Technologies, Nortel Networks, and 3Com Corporation. Direct competitors for our optical wireless technology include AirFiber, Canon and TeraBeam. Direct competitors in fiber optic components include Agilent Technologies, Corning Incorporated, Finisar Corporation, Fujitsu, Infineon AG, International Business Machines Corporation, JDS Uniphase Corp., Lucent Technologies, Inc., Sumitomo, Tyco International, Ltd. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than MRV. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which the Company competes offer customers a broader product line, which provides a more comprehensive networking solution than the Company's products.

        In addition to competitors competing with products that perform similar functions there are also several alternative network technologies. For example, in the local access market, our products compete with telephone network technology known as "ADSL," an acronym for asymmetric digital subscriber line. In this technology, digital signals are transmitted through existing telephone lines from the central office to the home. We also expect that competitive pricing pressures could result in price declines for our companies and their competitors' products. Such increased competition, if not accompanied by decreasing costs, could result in reduced margins and loss of market share which would materially and adversely affect our business, operating results and financial condition.

        The communications industry has become increasingly concentrated in recent years as a result of consolidation. This consolidation is likely to permit our various competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors.

PROPRIETARY RIGHTS

        To date, our companies and we have relied principally upon copyrights and trade secrets to protect our proprietary technology. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to software and other proprietary information. There can be no assurance that such steps will be adequate to prevent misappropriation of our technologies or that a third party will not independently develop technology similar or superior to any we possess.

        We have received notices from third party alleging possible infringement of patents with respect to product features or manufacturing processes. We believe such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the senders in an effort to demonstrate that our products and/or processes do not violate any patents. We are currently involved in such discussions with Lucent Technologies, Nortel Networks, Ortel, Rockwell International Corporation and the Lemelson Medical, Education & Research Foundation. We do not believe that any of our or our companies' products or processes violates any of the patents asserted by these parties and we further believe that we have meritorious defenses if any legal action is taken by any of these parties. However if one or more of these parties were to assert a claim and gain a conclusion unfavorable to us such claims could materially and adversely affect our business, operating results and financial condition.

        In the future, litigation may be necessary to protect trade secrets and other intellectual property rights owned by us, to enforce any patents issued to our companies or us, to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and a diversion of the attention of our management involved, which could have a material adverse effect on our business, operating results and financial condition. An adverse determination in such litigation could further result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company typically has agreed to indemnify its customers and key suppliers for liability incurred in connection with the infringement of a third party's intellectual property rights.

EMPLOYEES

        As of December 31, 2000, our consolidated companies and we employed a total of approximately 2,600 full-time employees. None of our employees is represented by a union or governed by a collective bargaining agreement, and we believe our employee relationships are satisfactory.

ITEM 2. PROPERTIES

        The Company's principal administrative, sales and marketing, research and development and manufacturing facility is located in Chatsworth, California. The table below lists the locations, square footage and expiration dates of our owned and leased facilities for our major operations.

                                                               Square footage                  Lease
         Location                                               Owned/Leased               Expiration Dates
         --------                                              --------------              ----------------
Chatsworth, California, USA                                        17,700                   February 2004
Chatsworth, California, USA                                        20,950                    January 2003
Chatsworth, California, USA                                        12,800                     March 2002
Chatsworth, California, USA                                        50,000                     July 2004
Chatsworth, California, USA                                         5,000                 December 31, 2002
Littleton, Massachusetts                                          101,000                   September 2003
Yokneam, Israel                                                    23,400                    January 2002
Milan, Italy                                                       46,600                    March 2013
Hsinchu, Taiwan                                                   165,910                    March 2016
Hsinchu, Taiwan                                                    12,712                       Owned
Hsinchu, Taiwan                                                    18,895                     June 2001
Hsinchu, Taiwan                                                     9,437                   February 2001
Hsinchu, Taiwan                                                     7,876                   September 2000
Miao-Li County, Taiwan                                             24,398                       Owned
Chu-Pei, Taiwan                                                    15,989                       Owned
Shanghai, People's Republic of China                               48,495                    October 2047
Shanghai, People's Republic of China                              139,008                    January 2049
Stockholm, Sweden                                                  52,200                      June 2003
Rome, Italy                                                        15,700                    December 2012
Paris, France                                                      19,400                        Owned

        We believe that our facilities are sufficient to meet our current needs and that adequate additional space will be available for lease when required.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

        We have received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. We believe such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the senders in an effort to demonstrate that our products and/or processes do not violate any patents. We are currently involved in such discussions with Lucent Technologies, Nortel Networks, Ortel, Rockwell International Corporation and the Lemelson Medical, Education & Research Foundation. We do not believe that any of our or our companies' products or processes violate any of the patents asserted by these parties and we further believe that we have meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties were to assert a claim and gain a conclusion unfavorable to us, such claims could materially and adversely affect our business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 12, 2000, we held our Annual Meeting of Stockholders at which, among other things, the Company's entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

                                                                       Number of Votes
          Name                                         For           Against or Withheld
------------------------------                     ----------        -------------------
Noam Lotan                                         53,459,296            6,524,529

Shlomo Margalit                                    59,558,034              425,791

Igal Shidlovsky                                    59,558,034              425,791

Guenter Jaensch                                    59,558,034              425,791

Baruch Fischer                                     59,557,394              425,891

Daniel Tsui                                        59,557,394              425,891


        The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, as to each matter were as follows:


             PROPOSAL                                FOR          AGAINST      ABSTAIN
             --------                             ----------     ----------    -------
To approve amendments to the Company's            49,774,982     10,030,697    178,146
1997 Incentive and Nonstatutory Stock
Option Plan to increase by 500,000
shares the number of shares of Common
Stock that can be optioned and sold
under the Stock Option Plan

To ratify the selection of Arthur                 59,638,849        316,645     28,331
Andersen LLP as independent auditors for
the Company for the fiscal year ending
December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        MRV's common stock is traded in the over-the-counter market and has been included in the Nasdaq National Market since February 28, 1994 under the symbol "MRVC." The following table sets forth the high and low closing sale prices of it common stock for the periods indicated as reported by the Nasdaq National Market. The prices have been adjusted to give retroactive effect to the two-for-one stock split of MRV's common stock effected on May 11, 2000.

                                             High                Low
                                             ----                ---
1999
First Quarter                              $ 4.94              $2.97
Second Quarter                               7.03               2.97
Third Quarter                               12.41               6.32
Fourth Quarter                              32.82               9.72

2000
First Quarter                              $95.25             $25.88
Second Quarter                              67.25              23.44
Third Quarter                               78.56              45.31
Fourth Quarter                              49.19              11.06


        At March 31, 2001, MRV had 3,384 stockholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

        In November 2000, MRV issued an aggregate of 109,686 shares of its common stock to the former shareholders of Creative Electronic Systems SA ("CES"), a Swiss corporation, in connection with an agreement between MRV and these shareholders guaranteeing the minimum price of the shares of MRV common stock issued to these shareholders to acquire the outstanding capital stock of CES.

        With respect to the foregoing issuance, exemption from registration requirements is claimed under the Securities Act of 1933 in reliance on Regulation S under the Securities Act. MRV believed that the buyers were outside the United States and no directed selling efforts were made in the United States. Each CES shareholder (all of whom had addresses outside the United States) represented that it was not a "U.S. Person" as defined in Regulation S and, at the time the buy order for these transaction was originated, each such shareholder was outside the United States and no offer to purchase the shares was made in the United States. Each CES shareholder agreed not to reoffer or sell the securities, or to cause any transferee to reoffer or sell the shares, within the United States, or for the account or benefit of a U.S. person, (i) as part of the distribution of the securities at any time, or
(ii) otherwise, only in a transaction meeting the requirements of Regulation S. Appropriate legends were affixed to the certificates evidencing the securities in such transaction.

        In December 2000, MRV issued an aggregate of 341,889 shares of its common stock to Tellaire Corporation in connection with its investment in Tellaire receiving for such shares 5,775,149 shares of Series B Convertible Preferred Stock, $.001 par value per share of Tellaire, representing approximately 32% of Tellaire's outstanding capital stock at the date of the investment.

        With respect to the foregoing issuance, exemption from registration requirements is claimed under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchaser represented its intention to acquire the shares for investment only and not with a view to, or for sale in connection with, any distribution thereof and an appropriate legend was affixed to the certificates evidencing the shares in such transaction. The purchasers had adequate access to information about MRV.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected statement of operations data for the three years in the period ended December 31, 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from our consolidated financial statements and notes thereto, included elsewhere herein, and are audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included later in this Report. The selected statement of operations data for the two years in the period ended December 31, 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 were derived from our audited financial statements, which are not included in this Report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Report.

Consolidated Statements of Operations Data:                                          Year ended December 31,
-------------------------------------------               -------------------------------------------------------------------------
                                                           1996            1997            1998            1999            2000
                                                         ---------       ---------       ---------       ---------       ---------
                                                                         (In thousands, except per share amounts)
Revenues, net                                            $  88,815       $ 165,471       $ 264,075       $ 288,524       $ 319,394
Cost of goods sold (1,4)                                    51,478          94,709         165,385         197,442         203,371
Research and development (1)                                 8,201          13,093          25,817          35,319          74,078
Selling, general and administrative (1)                     13,858          26,993          53,852          67,859         124,700
Purchased technology in progress (2)                        17,795               -          20,633               -               -
Restructuring costs (2)                                      6,974               -          15,671               -               -
Amortization of goodwill and other intangibles                 167             372           2,901           3,898          66,814
                                                         ---------       ---------       ---------       ---------       ---------
Operating income (loss)                                     (9,658)         30,304         (20,184)        (15,994)       (149,569)
Other income (expense), net                                 (4,204)          1,901           4,339             322          (9,578)
                                                         ---------       ---------       ---------       ---------       ---------
Income (loss) before provision for income taxes,
  minority interests and extraordinary item                (13,862)         32,205         (15,845)        (15,672)       (159,147)
Provision (benefit) for income taxes                        (4,404)          9,474           5,707          (2,153)         (5,398)
Minority interests                                            (196)           (146)         (1,345)            610             796
Gain on repurchase of convertible notes, net of tax              -               -           2,791               -               -
                                                         ---------       ---------       ---------       ---------       ---------
Net income (loss)                                        $  (9,654)      $  22,585       $ (20,106)      $ (12,909)      $(152,953)
                                                         =========       =========       =========       =========       =========
Net income (loss) per share - Basic                      $   (0.24)      $    0.48       $   (0.38)      $   (0.24)      $   (2.33)
                                                         =========       =========       =========       =========       =========
Net income (loss) per share - Diluted                    $   (0.24)      $    0.44       $   (0.38)      $   (0.24)      $   (2.33)
                                                         =========       =========       =========       =========       =========
Shares used in per share calculation - Basic                39,478          47,340          53,064          53,920          65,669
Shares used in per share calculation - Diluted              39,478          51,468          53,064          53,920          65,669


Consolidated Balance Sheet Data:                                                     At December 31,
--------------------------------                         -------------------------------------------------------------------------
                                                           1996            1997            1998            1999            2000
                                                         ---------       ---------       ---------       ---------       ---------
                                                                                        (In thousands)
Cash and cash equivalents                                  $14,641        $ 19,428       $  20,692       $  34,330      $  210,080
Working capital                                             56,973         111,559         115,318         106,425         366,752
Total assets                                                96,943         236,236         320,192         314,533       1,096,771
Total long-term liabilities                                 18,892           2,853          94,317          94,409         154,504
Stockholders' equity                                        41,771         189,969         174,429         166,815         781,555

-----------

(1) For the year ended December 31, 2000, includes amounts related to deferred stock compensation of: $8.3 million in "cost of goods sold"; $13.2 million in "research and development" expenses; and $38.4 million in "selling, general and administrative" expenses.

(2) Purchased technology in progress and restructuring charges were incurred as a result of acquisitions. Purchased technology in progress for the year ended December 31, 1996 was in conjunction with the Fibronics Acquisition. Restructuring costs during the year ended December 31, 1996 were associated with a plan adopted by the Company on September 30, 1996 calling for the reduction of workforce, closing of certain facilities, retraining of certain employees and elimination of particular product lines. Purchased technology in progress for the year ended December 31, 1998 was in conjunction with the Xyplex acquisition. Restructuring costs during the year ended December 31, 1998 were associated with a plan adopted by the Company in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs.

(3) Interest expenses for the years ended December 31, 1996 and 1997 were in connection with the private placement of $30.0 million principal amount of debentures, the proceeds from which the Company used to finance the cash portion of the Fibronics acquisition. Interest expenses for the year ended December 31, 1998 and 1999 were connected with the private placement of $100.0 million principal amount of 5% Convertible Subordinated Notes. See Note 10 of notes to the consolidated financial statements.

(4) For the years ended December 31, 1998 and 1999, includes amounts relating to the writedown of discontinued products of $3,101 and $13,761, respectively.

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

GENERAL

        We create, acquire, finance and operate companies, and through them, design, develop, manufacture and market products, which enable high-speed broadband communications. We concentrate on companies and products devoted to optical components and network infrastructure systems. We have leveraged our early experience in fiber optic technology into a number of well-focused operating units specializing in advanced fiber optic components, switching, routing, transaction management and wireless optical transmission systems which we have created, financed or acquired.

        During 2000, we completed several strategic acquisitions. These acquisitions were made to expand our product offering, enhance our technological expertise and expand our manufacturing capabilities. The table below summarizes the more notable acquisitions.


                                          Date of             Total               Form of Consideration and
         Acquired Company               Acquisition       Consideration          Other Notes to Acquisition
         ----------------               -----------       -------------          --------------------------
Fiber Optic Communications, Inc.     April 24, 2000       $310.4 million    $48.6 million in cash and 5.4 million
                                                                            shares of common stock and options
                                                                            issued; approximately 97% of capital
                                                                            stock assumed; goodwill recorded of
                                                                            $261.6 million; deferred stock
                                                                            compensation recorded of $14.1 million

Jolt Limited                         May 1, 2000          $57.7 million     1.9 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill recorded of $33.7
                                                                            million; deferred stock compensation
                                                                            recorded of $25.0 million

Quantum Optech Inc.                  July 12, 2000        $36.2 million     1.2 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill recorded of $27.9;
                                                                            deferred stock compensation recorded of
                                                                            $2.7 million

AstroTerra Corporation               July 12, 2000        $160.3 million    2.4 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill recorded of $108.3
                                                                            million; deferred stock compensation
                                                                            recorded of $50.0 million

Optronics International Corp.        July 21, 2000        $124.3 million    4.2 million shares of common stock and
                                                                            options issued; approximately 99% of
                                                                            capital stock assumed; goodwill
                                                                            recorded of $99.5 million; deferred
                                                                            stock compensation recorded of $13.4
                                                                            million

        Each of these acquisitions was accounted for using the purchase method and therefore, the results of operations of the acquired businesses have been included in our consolidated financial statements from the respective dates of acquisition. Goodwill from these acquisition totaled $463.9 million. For the year ended December 31, 2000, we recorded amortization of goodwill from these acquisitions of $60.6 million. We expect to record amortization of goodwill charges for these acquisitions of approximately $403.3 million per quarter until they are fully amortized in 2005.

        In connection with these acquisitions, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase our common stock The fair values these options were $105.2 million and have been recorded as deferred stock compensation. Deferred stock compensation amortization expense for the year ended December 31, 2000 relating to these stock options was approximately $42.7 million. In connection with these acquisitions, we expect to incur approximately $62.5 million of total deferred stock compensation, which will be fully amortized by 2004. Deferred stock compensation is being amortized using the graded method using an estimated employment period of four years.

        Fiber Optic Communications, Quantum Optech and Optronics International were acquired and contributed to Luminent as part of our plan to complete an initial public offering of our fiber optics components business and eventually spin-off this business to our stockholders. Fiber Optic Communications develops and manufactures passive fiber optic components for wavelength division multiplexing. Quantum Optech specializes in developing and manufacturing optical thin film coating and filters for dense wavelength division multiplexing. Optronics focuses on developing and manufacturing high temperature semiconductor lasers, transceivers and detectors for optical networks. These acquisitions also provided additional manufacturing capabilities for future growth.

        In July 2000, we and our subsidiary, Luminent, entered into four year employment agreements with Luminent's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent's common stock. The options to purchase our common stock were immediately exercisable. The options to purchase Luminent's common stock vest over four years. These options were granted to Luminent's executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation from these option grants reported for the year ended December 31, 2000 was $54.2 million and we will incur additional deferred stock compensation of approximately $37.9 million through 2004.

        AstroTerra and Jolt were acquired and contributed to our subsidiary, Optical Access as part of part of our plan to complete an initial public offering of our business which focuses on optical wireless products that deliver high-speed communications traffic to the so-called last mile portion of the communications network and eventually spin-off this business to our stockholders. AstroTerra develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. Jolt develops and manufactures multi-port wireless optics communications equipment. These acquisitions provided strategic components and technology for Optical Access' wireless optical solution.

        We reported a net loss of $153.0 million for the year ended December 31, 2000. A significant portion of the net loss was due to the amortization of goodwill and intangibles and deferred stock compensation related to our recent acquisitions and our employment arrangements with Luminent's President and Chief Financial Officer. We will continue to record amortization of goodwill through 2005 and deferred stock compensation through 2004 relating to these acquisitions and our employment arrangements with Luminent's executives. As a consequence of this amortization of goodwill and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

        On November 10, 2000, Luminent, our publicly owned subsidiary, completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sell as comprehensive line of fiber optic components that enable communications equipment manufactures to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications networks. We have announced plans to distribute all of our shares of Luminent common stock to our stockholders on the later of three months after the receipt of a favorable private letter ruling from the Internal Revenue Service or six months after this offering, although we are not obligated to do so. There are various conditions that must be satisfied or waived by us in our sole discretion, prior to the distribution. These conditions include, among other things:

        - the receipt of a private letter ruling from the Internal Revenue Service that our distribution of our shares of Luminent common stock to the holders of our common stock will be tax-free to our stockholders and us for United States federal income tax purposes;

        -   all required government approvals must be in effect;

        - our redemption or repayment of our outstanding convertible subordinated debentures;

        -   no legal restraints must exist preventing this distribution; and

        - nothing must have happened in the intervening time between the Luminent offering and the distribution, including a future change in market or economic conditions or in our or Luminent's business and financial condition, that causes our board of directors to conclude that the distribution is not in our best interest or the best interest of our stockholders.

        The exact distribution formula and record date to qualify for any distribution will be determined at a future date.

        On October 6, 2000, our wholly-owned subsidiary Optical Access filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. Optical Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly know as the last mile, which extends from the end user to the service provider's central office. The registration statement related to these securities has been not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. This announcement does not constitute an offer to sell or the solicitation of an offer to buy. There will not be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

Results of Operations

        The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

                                                                              Year ended December 31,
                                                               ----------------------------------------------------
                                                                   1998                1999                2000
                                                               ------------        ------------        ------------
Revenues, net                                                           100%                100%                100%

Cost of goods sold                                                       63                  68                  64

Research and development                                                 10                  12                  23

Selling, general and administrative                                      20                  23                  39

Purchased technology in progress                                          8                   -                   -

Restructuring costs                                                       6                   -                   -

Amortization of goodwill and other intangibles                            1                   1                  21

Operating income (loss)                                                  (8)                 (6)                (47)

Other income (expense), net                                               2                   -                  (3)

Income (loss) before provision for income taxes, minority                (6)                 (5)                (50)
  interests and extraordinary item

Provision (credit) for income taxes                                       2                  (1)                 (2)

Minority interests                                                        1                   -                   -

Gain on repurchase of convertible notes, net of tax                       1                   -                   -

Net income (loss)                                                        (8)%                (4)%               (48)%



YEARS ENDED DECEMBER 31, 1999 AND 2000

        Revenues. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenues for the year ended December 31, 2000 increased $30.9 million, or 11%, to $319.4 million from $288.5 million for the year ended December 31, 1999. Our revenues were favorably impacted by growth in our fiber optic components business, which offset our decision in February 2000 to discontinue the production and sale of our LAN switches for enterprise networks. Further revenue growth was realized due to the greater acceptance of our Internet infrastructure products, such as our In-Reach(TM) product line, and products acquired through our recent acquisitions, such as passive fiber optic components and products designed for wireless networks. None of the companies we acquired during 2000 contributed 10% or more to our total revenues from the date of their acquisition through December 31, 2000.


        Gross Profit. Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the year ended December 31, 2000 increased $24.9 million, or 27%, to $116.0 million from $91.1 million for the year ended December 31, 1999. Our gross margins (defined as gross profit as a percentage of revenues) increased to 36% for the year ended December 31, 2000, from 32% for the year ended December 31, 1999. Prior to deferred stock compensation expenses, our gross margin would have increased to 39% for the year ended December 31, 2000. Our margins increased due to a favorable shift in product mix toward higher margin product lines, such as those for 3G wireless networks and other Internet infrastructure products.

        Research and Development (R&D). R&D expenses increased $38.8 million or 110%, to $74.1 million for the year ended December 31, 2000 from $35.3 million for the year ended December 31, 1999. R&D expenses of consolidated development stage enterprises represented a 108% increase to $41.5 million from $20.0 million for the year ended December 31, 1999. Prior to deferred stock compensation expenses, R&D would have increased $25.5 million, or 73%, to $60.8 million for the year ended December 31, 2000. Our increased spending in R&D illustrates our commitment to continued product development and technological expansion. Additionally, R&D from our consolidated development stage enterprises continued to increase as those enterprises strive towards bringing new products to market.

        Selling, General and Administrative (SG&A). SG&A expenses increased $56.8 million, or 84%, to $124.7 million from $67.9 for the year ended December 31, 1999. SG&A expenses were 39% of revenue, during the year ended December
31, 2000 compared to 24% of revenue for the year ended December 31, 1999. Prior to deferred stock compensation expenses, SG&A would have increased 27%, to $86.3 million for the year ended December 31, 2000. SG&A would have been 27% of net sales for the year ended December 31, 2000. The increase in SG&A expenses is primarily a result of our recent acquisitions. We have also increased personnel and related costs in our operating entities in response to our growth in business.

        Amortization of Goodwill and other Intangibles. Amortization of goodwill and other intangibles increased $62.9 million to $66.8 million from $3.9 million for the year ended December 31, 2000. Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and other intangibles will be recorded.

        Interest and Other Income and Expense. In June 1998, we issued $100.0 million principal amount of 5% convertible subordinate notes due in 2003 (the Notes). The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of the Notes at a discount from the stated amount. We incurred $4.5 million in interest expense relating to the Notes for each year ended December 31, 2000 and 1999, respectively.

        The increase in other income (expense), is primarily attributed to our share of losses from our unconsolidated development stage enterprises of $7.3 million for the year ended December 31, 2000. For the year ended December 31, 1999, these entities were included in our consolidated statements of operations based on our ownership in those enterprises. The remaining components of other income (expense), principally represent interest income recognized from short-term and long-term investments.

        Provision for Income Taxes. The credit for income taxes for the year ended December 31, 2000 was $5.4 million, compared to $2.2 million for the year ended December 31, 1999. Our income tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions.

YEARS ENDED DECEMBER 31, 1998 AND 1999

        Revenues. Revenues for the year ended December 31, 1999 increased 9%, to $288.5 million from $264.1 million for 1998. Revenues from sales of networking products and optical transmission products were 77% and 23%, respectively, of total revenues during the year ended December 31, 1999 as compared to 82% and 19%, respectively, of total revenues during the year ended December 31, 1998. Revenues increased as a result of greater marketing efforts and greater market acceptance of our products, both domestically and internationally. International sales accounted for approximately 58% of revenues for year ended December 31, 1999, as compared to 59% of revenues for year ended December 31, 1998.

        Gross Profit. Gross profit for the year ended December 31, 1999 decreased $7.6 million, or 8%, to $91.1 million from $98.7 million for 1998.
Our gross margin decreased from 37% during the year ended December 31, 1998 to 32% for the year ended December 31, 1999 as a result of our decision to exit the LAN switching business. During the last two years, we endured intense price competition from our larger competitors. We had planned to compensate for such price competition by introducing new lower cost products during 1998. We began shipping such products in the last quarter of 1998, however, the commoditization of these products and the economy of scales and manufacturing advantages of our larger competitors were too difficult for us to overcome. Therefore the Company decided to exit the LAN switching business and in connection with this decision recorded a charge of $13.8 million primarily to write off inventory.

        Research and Development (R&D). R&D expenses increased $9.5 million, or 37%, to $35.3 million from $25.8 million for the year ended December 31, 1999. R&D expenses as a percentage of revenues increased from 10% of revenues during year ended December 31, 1998, to 12% of revenues for year ended December 31, 1999. This increase was primarily caused by additional development projects commenced during the year and associated personnel costs as well as increased expenses resulting from personnel added to existing projects. We intend to continue to invest in the research and development of new products. We believe that our ability to develop and commercialize new products is our key competitive factor.

        Selling, General and Administrative (SG&A). SG&A expenses increased $14.0 million, or 26%, to $67.9 million from $53.9 million for 1998. SG&A expenses were 24% of revenues for the year ended December 31, 1999, compared to 20% of revenue for the year ended December 31, 1998 . The increases in SG&A expense, both in absolute dollars and as a percentage of revenue were due primarily to substantially increased marketing efforts as well as the addition of personnel and overhead costs in additional and expanded locations.

        Purchased Technology in Progress and Restructuring Costs. Purchased technology in progress for the year ended December 31, 1998 was $20.6 million. The purchased technology in 1998 was related to R&D projects of Xyplex in progress at the time we acquired Xyplex on January 30, 1998, which had not yet reached technological feasibility and for which we had no alternative future use. Restructuring costs during the year ended December 31, 1998 were $15.7 million. The restructuring costs in 1998 were associated with our plan adopted in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The restructuring costs incurred in first quarter of 1998 were offset by a restructuring credit of $7.5 million booked during the last quarter of 1998 in connection with our decision to consolidate the Xyplex and NBase organizations. This credit principally resulted from the renegotiation of Xyplex' lease in Littletown, Massachusetts and a reevaluation reducing the anticipated cost of discontinuing some of Xyplex' legacy products. We did not incur these charges or receive a similar credit in 1999.

        On June 26, 1998, we sold $100.0 million principal amount of 5% convertible subordinated notes due 2003 (the "Notes") in a 144A private placement to qualified institutional investors at 100% of their principal amount, less a selling discount of 3% of the principal amount. In November 1998, we repurchased $10.0 million face amount of the Notes. We recorded a gain of $2.8 million, net of tax, when we repurchased the

Notes at a discount from par during the last quarter of 1998. The outstanding Notes resulted in interest expense of $2.5 million for the year ended December 31, 1998 and $4.5 million for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share and raising net proceeds of approximately $132.3 million.

        Cash and cash equivalents were $210.1 million at December 31, 2000, compared to $34.3 million at December 31, 1999. As of December 31, 2000 we had working capital of $366.8 million, compared with $106.4 million as of December 31, 1999. The ratio of current assets to current liabilities at December 31, 2000 was 4.3 to 1, compared to 3.1 to 1 at December 31, 1999. This is primarily due to the consolidation of our recent acquisitions, cash utilized for such acquisitions and the cash Luminent received from its initial public offering.

        Cash used in operating activities was $29.8 million for the year ended December 31, 2000, compared to cash provided by operating activities of $2.0 million for the year ended December 31, 1999. Cash used in operating activities was primarily impacted by our net loss, partially offset by the amortization of goodwill and amortization of deferred stock compensation. The increase in cash used in operating activities was also a result of an overall increase in our current assets.

        Cash provided by investing activities was $9.2 million for year ended December 31, 2000, compared to cash provided by investing activities of $6.2 million for the year ended December 31, 1999. We spent approximately $24.0 million on the purchase of property and equipment for business expansion and increased manufacturing capacity. We purchased approximately $21.6 million in investments primarily in partner companies. We also received cash of $97.7 million from the sale of investments, which was offset by net cash used in our recent acquisitions and equity purchases of $44.5 million.

        Cash provided by financing activities was primarily generated through net proceeds from Luminent's initial public offering and long term borrowings. Cash provided by long term borrowings was $62.7 million for the year ended December 31, 2000 offset by payments of approximately $4.0 million. Net proceeds from Luminent's initial public offering were $132.3 million. Net proceeds from the issuance of our common stock were $7.8 million and $10.8 million for the years ended December 31, 2000 and 1999, respectively.

        In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes due 2003 (the Notes) in a private placement raising net proceeds of $96.4 million. The Notes are convertible into our common stock at a conversion price of $13.52 per share (equivalent to a conversion rate of approximately 73.94 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately
7.4 million shares of our common stock. The Notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The Notes have a five-year term and are callable by us on or after June 15, 2001. The premiums payable to call the Notes are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption.

        We believe that our cash flows from operations will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. We will continue to devote resources for expansion and other business requirements. Our future capital requirements will depend on many factors, including acquisitions, our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

Effects of Inflation

        We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. However, in view of our recent expansion of operations in Taiwan, Israel and other countries, which have experienced substantial inflation, there can be no assurance that inflation will not have a materially adverse effect on our operating results in the future.

Quantitative and Qualitative Disclosure about Market Risks

        We operate on an international basis. A majority of our revenues and expenses are incurred in U.S. dollars, however, a significant portion of our revenues and expenses are incurred in other currencies. Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses as well as revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We have not historically attempted to reduce our currency risks through hedging instruments, however, we may do so in the future.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," and related interpretations. SAB 101 summarized certain of the Securities and Exchange Commission's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Report:

                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants................................................. F-1

Consolidated Balance Sheets as of December 31, 1999 and 2000............................. F-2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000............................................................... F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the three years in the period ended December 31, 2000.............................. F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000............................................................... F-6

Notes to Consolidated Financial Statements............................................... F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company at March 15, 2001 are as follows:


              NAME                  AGE                           POSITION
              ----                  ---                           --------
    Noam Lotan(1)                   49    President, Chief Executive Officer and Director

    Shlomo Margalit(1)              59    Chairman of the Board of Directors, Chief Technical Officer and
                                          Secretary

    Edmund Glazer                   41    Vice President of Finance and Administration and Chief Financial
                                          Officer

    William R. Spivey               54    President and Chief Executive Officer of Luminent, Inc.

    Guy Avidan                      38    President and Chief Executive Officer of Optical Access, Inc.

    Igal Shidlovsky(2)(3)           64    Director

    Guenter Jaensch(2)(3)           62    Director

    Professor Daniel Tsui(3)        62    Director

    Professor Baruch Fischer        50    Director


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

        Dr. Shlomo Margalit, a founder of the Company, has been Chairman of the Board of Directors and Chief Technical Officer since the Company's inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc. ("LaserCom"), a manufacturer of semiconductor lasers. From 1982 to 1985, Dr. Margalit served as a Senior Research Associate at the California Institute of Technology ("Caltech"), and from 1976 to 1982, a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the "Israel Defense" prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Masters degree and a Ph.D. in Electrical Engineering from the Technion.

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

        Dr. William R. Spivey has served us as the President and Chief Executive Officer of Luminent, Inc. our fiber optics components subsidiary since July 2000. From October 1997 to July 2000, Dr. Spivey served as Group President of the Network Products group of Lucent Technologies. From February 1994 to September 1997, he served as vice president, systems and components group, member of the Office of the President and Co-chair of the Executive Committee of AT&T Microelectronics. Dr. Spivey holds a B.S. degree in physics from Duquesne University, an M.S. degree in physics from Indiana University in Indiana, Pennsylvania and a Ph.D. degree in administration/management from Walden University. Dr. Spivey also serves as a director of Lyondell Chemical Co., Novellus Systems, Inc. and Raytheon Company.

        Guy Avidan has served as the Chief Executive Officer and President of Optical Access, Inc. the Company's optical wireless products subsidiary since September 2000. From 1995 to September 2000, Mr. Avidan served in various executive capacities for other subsidiaries of the Company, including as President of NBase-Xyplex International from January 1999 until joining Optical Access and as Managing Director of NBase-Communications, from 1995 until January 1999. Mr. Avidan holds a B.A. degree in business management, economics and accounting from Haifa University and also is licensed as a Certified Public Accountant.

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

        Dr. Guenter Jaensch became a Director of the Company in December 1997. Dr. Jaensch serves as Managing Director of The McKenzie Companies, Inc. and McKenzie Ventures LTD. and as President of Jaensch Enterprises, each firm engaged in management consulting, mergers and acquisitions and investments. For over 20 years, Dr. Jaensch held several executive positions with Siemens or its subsidiaries. Among his executive positions in the United States were service as President of Siemens Communications Systems, Inc.; Chairman of Siemens Corporate Research and Support, Inc.; Chairman and Chief Executive Officer of Pacesetter; and head of the cardiac management division of Siemens AG Medical Group. Dr. Jaensch also served as controller of Siemens Data Processing Group and Director of Siemens Internal Accounting and Budgeting operations. Dr. Jaensch holds a Master degree in Business Administration and Ph.D. degree in Finance from the University of Frankfurt. He also served as an Associate Professor at the University of Frankfurt prior to joining Siemens.

        Professor Daniel Tsui became a Director of the Company in December 1999. Professor Tsui is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University and was awarded the 1998 Nobel prize in Physics for the discovery and explanation of the fractional quantum hall effect. Professor Tsui was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences. He is a fellow of the American Physical Society and the

American Association for the Advancement of Science. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid-state physics. He received his Ph.D. in physics from the University of Chicago in 1967 and for 13 years was with Bell Laboratories before joining Princeton University, where he spent the last 16 years.

        Professor Baruch Fischer became a Director of the Company in December 1999. Professor Fischer currently serves as Dean of the Electrical Engineering Faculty at the Technion. Professor Fischer's current Research Activities include solid state devices, lasers and optical amplifiers; WDM technology; fiber gratings; all optical networks; non-linear effect in fiber, wave mixing; and optical computing, optical data storage and optical image processing. He has authored or co-authored approximately 180 papers and holds several patents in the field of optics and opto-electronics. He received his Ph.D. from Bar-Ilan University, Israel in 1980. He subsequently became a Post-Doctorate Fellow at CalTech and joined the faculty of the Technion in 1983.

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

        Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        We believe, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater stockholders was duly and timely filed during the year ended December 31, 2000, except for Form 3s of William R Spivey and Guy Avidan and a Form 5 by William R. Spivey. The Form 3 filed late by Dr. Spivey did not report any beneficial ownership of our shares and his Form 5 filed late reported the grant of stock options exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 under the Exchange Act. The Form 3 to be filed by Mr. Avidan will report as his beneficial ownership of our shares prior grants to him of stock options exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

        The members of the Board of Directors who are not employees of the Company receive cash compensation of $800 per month and $500 for each Board of Directors' meeting attended, while serving as Directors.

        The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for each of its other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal year ended December 31, 2000:

                                                                                            LONG-TERM
                                                         ANNUAL COMPENSATION               COMPENSATION
                                                   --------------------------------      ----------------
                                                                                           SECURITIES
                                                                                           UNDERLYING         ALL OTHER
        NAME AND PRINCIPAL POSITIONS               YEAR       SALARY       BONUS           OPTIONS (#)       COMPENSATION
        ----------------------------               ----     ----------   ----------      ---------------     ------------
Noam Lotan                                         2000    $  100,000    $        0             0                 --
President and Chief Executive Officer              1999    $  100,000    $        0             0                 --
                                                   1998    $  100,000    $        0        60,000(1)              --

Shlomo Margalit                                    2000    $  110,000    $        0             0                 --
Chairman of the Board of Directors,                1999    $  110,000    $        0             0                 --
Chief Technical Officer and Secretary              1998    $  110,000    $        0             0                 --

Edmund Glazer                                      2000    $  140,000    $        0        40,000                 --
Vice President of Finance and Administration       1999    $  140,000    $        0        60,000                 --
and Chief Financial Officer                        1998    $  107,000    $        0       178,000(2)              --

William R. Spivey(3)                               2000    $  138,000    $   90,000       316,315            $48,682(4)
President and Chief Executive Officer of           1999           N/A           N/A           N/A                N/A
Luminent, Inc.                                     1998           N/A           N/A           N/A                N/A

Guy Avidan                                         2000    $  125,000    $   39,000             0                 --
President and Chief Executive Office of            1999    $  102,000    $   39,000             0                 --
Optical Access, Inc.                               1998    $  102,000    $   39,000        60,000                 --

----------------

(1) Consists of repriced options granted under the Company's Stock Option Plans that were issued in replacement of earlier options granted to the Named Executive Officer under the Stock Option Plans. The Options vest at their original vesting schedules.

(2) Includes 78,000 repriced options granted under the Company's Stock Option Plans that were issued in replacement of earlier options granted to the Named Executive Officer under the Stock Option Plans. The Options vest at their original vesting schedules.

(3) Dr. Spivey joined Luminent in July 2000.

(4) Consists of a reimbursement of legal fees Dr. Spivey incurred in 2000 in connection with negotiation of his employment contract.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides certain information regarding stock option grants made to the Named Executive Officers in the year ended December 31, 2000.

                                        Percent
                                        of Total                                                Potential Realizable Value
                        Number of       Options                                           At Assumed Annual Rate of Stock Price
                        Securities      Granted to                                            Appreciation for Option Term
                        Underlying      Employees        Exercise       Expiration      ------------------------------------------
       Name          Options Granted     in 2000       Price ($/SH)        Date            0%(1)           5%(2)          10%(2)
       ----             ----------      ----------      ----------      ----------      ----------      ----------      ----------
Noam Lotan                       0               0      $        0             N/A             N/A             N/A             N/A
Shlomo Margalit                  0               0      $        0             N/A             N/A             N/A             N/A
Edmund Glazer               40,000             0.7      $    20.50       4/16/2006               0     $   278,878     $   632,680
William R. Spivey(3)       316,315             5.3      $    32.56       7/10/2005     $10,300,000     $16,006,758     $22,898,476
Guy Avidan                       0               0      $        0             N/A             N/A             N/A             N/A

-------------

(1) Based upon the difference between the closing price of a share of MRV Common Stock on the date of grant and the exercise price per share of the options.

(2) The dollar amounts under these columns are the result of calculations assuming the price of MRV's common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the SEC for the term of the option. Neither the amounts reflected nor the rates applied are intended to forecast possible future appreciation, if any, of the Company's stock price.

(3) Excludes separate options granted on July 11, 2000 by Luminent, MRV's subsidiary, to Dr. Spivey exercisable at $6.25 per share. These options are described under the Employment Agreements section below. If the market value of the underlying shares of Luminent common stock on the grant date is assumed to equal Luminent's IPO price of $12 per share (determined on November 9, 2000), the intrinsic value of Dr. Spivey's options (the market price of the underlying common stock less the exercise price) on the grant date was $27,600,000. The potential realizable value of these options at assumed annual rate of stock price appreciation of 5% and 10% for the option term calculated like the amounts in the table accompanying footnote (2) are $63,824,331 and $119,399,566, respectively.

FISCAL YEAR END OPTION VALUES

        The following table provides certain information concerning MRV stock options exercised by the Named Executive Officers during the year ended, and held by them at, December 31, 2000.


                                                               Number of Shares
                           Number of                         Underlying Unexercised              Value of Unexercised
                            shares                                 Options at                   In-the-Money Options at
                          acquired upon       Value              December 31, 2000                December 31, 2000 (2)
    Name                    exercise       Realized (1)     Exercisable    Un-exercisable     Exercisable     Un-exercisable
    ----                  -------------    -----------      -----------    --------------     -----------     --------------
Noam Lotan                     48,000      $ 2,634,000                0           12,000      $         0      $   129,000
Shlomo Margalit                     0      $         0                0                0      $         0      $         0
Edmund Glazer                  96,400      $ 4,295,160           36,400          101,600      $   391,300      $   662,200
William R. Spivey(3)                0      $         0          316,315                0      $         0      $         0
Guy Avidan                          0      $         0           24,000           36,000      $   258,000      $   387,000

--------------

(1) Based on difference between the closing price of MRV common stock on the date of exercise and the exercise price.

(2) Based on difference between the closing price of MRV common stock on December 29, 2000 and the exercise price.

(3) Excludes separate options granted on July 11, 2000 by Luminent, MRV's subsidiary, to Dr. Spivey exercisable at $6.25 per share. These options are described under the Employment Agreements section below. Of these options, 1,200,000 were exercisable on December 31, 2000 and 3,600,000 were not exercisable. None of Dr. Spivey's options was in the money at December 29, 2000.

EMPLOYMENT AGREEMENTS


        In March 1992, the Company entered into three-year employment agreements with Mr. Lotan and Dr. Margalit. Upon expiration, these agreements automatically renew for one-year terms unless either party terminates them by giving the other three months' notice of non-renewal prior to the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of the Company and Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. Mr. Lotan and Dr. Margalit receive base annual salaries of $100,000 and $110,000, respectively, and each is entitled to receive a bonus determined and payable at the discretion of the Board of Directors upon the recommendation of the Compensation Committee of the Board. Recommendations with respect to bonus levels are based on achievement of specified goals, such as new product introductions, profitability levels, revenue goals, market expansion and other criteria as established by the Compensation Committee.

        In July 2000, the Company and its subsidiary, Luminent, entered into a four-year employment agreement with Dr. Spivey. Under the agreement, Luminent agreed to pay to Dr. Spivey an annual salary of $300,000 with a bonus targeted at $75,000 for 2000 and at $150,000 for the following years as determined at the discretion of our board of directors. MRV granted Dr. Spivey an option to purchase 316,315 shares of MRV common stock exercisable at $32.56 per share for five years. Luminent granted to Dr. Spivey an option to purchase 4,800,000 shares of Luminent common stock at an exercise price of $6.25 per share. The term of these options is 10 years. Dr. Spivey's option to purchase MRV common stock was fully exercisable as of the date of grant, and his option to purchase Luminent common stock vests in annual installments of 25%, beginning on July 11, 2000, provided, however, that in the event his employment is terminated by Luminent other than for cause, he is entitled to receive from the date of termination over a one year period an amount equal to two times the sum of his annual salary plus bonus and all of his unvested options will automatically vest and become exercisable. One-half of any unvested options will automatically vest and become exercisable upon a change of control of Luminent, and all of his unvested options will vest and become exercisable if such change of control of Luminent also constitutes a sale of the company. The definition of change in control and sale of the company excludes the proposed distribution by MRV of its Luminent common stock to MRV's stockholders. Upon any termination of his employment, Dr. Spivey's options are exercisable for two years following termination of his employment. In the event Dr. Spivey voluntarily terminates his employment, he has agreed to return any MRV shares he obtained upon exercise of his MRV options less 2.78% of such shares for each full month of his employment against MRV's repayment of the exercise price. Further, if he no longer owns all of such MRV shares, he has agreed upon such voluntary termination to pay MRV the difference between (i) the profit obtained upon sale of such shares less 2.78% of such profit for each full month of his employment and (ii) any nonrefundable taxes he incurred, plus expenses of $300,000 and his exercise price of the options. MRV and Luminent have also agreed to use their best efforts to register the shares underlying Dr. Spivey's options under the Securities Act of 1933 at the earliest practical date. MRV registered the shares underlying Dr. Spivey's options on July 27, 2000.

        Each officer also receives employee benefits, such as vacation, sick pay and insurance, in accordance with the Company's policies, which are applicable to all employees. The Company has obtained, and is the beneficiary of, key man life insurance policies in the amount of $1,000,000 on the lives of each of Drs. Margalit and Mr. Lotan. All benefits under these policies will be payable to the Company upon the death of an insured.

COMPENSATION OF OUTSIDE DIRECTORS

        Outside directors, i.e., directors who are not employees of the Company, receive cash compensation of $800 per month and $500 for each Board of Directors' meeting attended, while serving as Directors. The Company did not grant any stock options to outside directors during 2000.

BOARD COMMITTEES

        MRV's Board of Directors has established the Compensation Committee, the Audit Committee and the Executive Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the Company's officers and establishes and reviews general policies relating to compensation and benefits of our employees. The Compensation Committee consists of Igal Shidlovsky and Guenter Jaensch. The Audit Committee reviews MRV internal accounting procedures and consults with and reviews the services provided by its independent accountants. The Audit Committee consists of Igal Shidlovsky, Guenter Jaensch and Daniel Tsui. The Executive Committee is empowered to take any action that the Board of Directors is authorized to act upon, with the exception of the issuance of stock, the sale of all or substantially all of the Company's assets and other significant corporate transactions. The Executive Committee consists of Noam Lotan and Shlomo Margalit.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the members of the Compensation Committee has ever been an officer or employee of MRV. None of MRV's executive officers has served or currently serves on a board of directors or on a compensation committee of any other entity that had officers who served on MRV's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2001, of (i) each person known by the Company to own beneficially 5% or more of the Common Stock,
(ii) each current director of the Company owning Common Stock, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group.

                                                       COMMON STOCK
                                             ---------------------------------
NAME AND ADDRESS(1) OF BENEFICIAL             NUMBER OF             PERCENTAGE
  OWNER(2) OR IDENTITY OF GROUP                SHARES                OWNERSHIP
---------------------------------            ----------             ----------
Pilgrim Baxter & Associates Ltd. (3)         6,387,600                  8.6%
FMR Corp.(4)                                 5,626,550                  7.5%
Shlomo Margalit                              3,342,060                  4.5%
Noam Lotan                                   1,485,874(5)               2.0%
Edmund Glazer                                  130,800(6)                 *
William R. Spivey                              316,315(7)                 *
Guy Avidan                                      24,000(7)                 *
Igal Shidlovsky                                  3,000(7)                 *
Guenter Jaensch                                  3,000(7)                 *
Professor Daniel Tsui                            3,000(7)                 *
Professor Baruch Fischer                         3,000(7)                 *
All executive officers and directors
  as a group (9 persons)                     5,311,049(8)               7.1%

        -----------------

        *   Less than 1%

        (1) Except as noted below, the address of each of the person listed is c/o MRV Communications, Inc., 20415 Nordhoff Street, Chatsworth, California, Chatsworth, CA 91311.

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

        (3) Based on Amendment No. 1 to Schedule 13D filed with the SEC on February 14, 2001. According to this document, the address of the firm listed is 825 Duportail Road, Wayne, PA 19087. Percentage ownership is based on number of shares beneficially owned, as reflected in the filing, divided by the number of shares outstanding on March 31, 2001.

        (4) Based on Amendment No. 2 to Schedule 13D filed with the SEC on February 14, 2001. According to this document, the address of the firm listed is 82 Devonshire Street, Boston, MA 02109. Percentage ownership is based on number of shares beneficially owned, as reflected in the filing, divided by the number of shares outstanding on March 31, 2001.

        (5) Includes 12,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2001.

        (6) Includes 36,400 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2001.

        (7) Consists of shares issuable upon exercise of stock options within 60 days of March 31, 2001.

        (8) Includes 388,715 shares issuable upon exercise of stock options within 60 days of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 1998, the Company and Zaffire, Inc. (formerly New Access Communications, Inc.) ("Zaffire") entered into a Securities Purchase Agreement, under which the Company purchased for $950,000 shares of the capital stock of Zaffire equal to approximately 19% of the capital stock of Zaffire then outstanding and warrants to purchase additional capital stock of Zaffire, which, if fully exercised for an aggregate of $2,050,000, the Company would own an aggregate of approximately 60% of Zaffire's capital stock (when the shares purchased upon exercise of the warrants were added to the Company's existing stake in Zaffire). The warrants were exercisable in two installments (provided the first installment was exercised) by July 1, 1999 and January 4, 1999, respectively.

        In May 2000, the Company, along with 36 other accredited investors, and Zaffire entered into a Series C Preferred Stock Purchase Agreement under which the Company purchased for $5,000,000 shares of Series C Preferred Stock of Zaffire. At December 31, 2000, MRV had an approximate 22% ownership interest in Zaffire.

        Zaffire is engaged in the development of new products based on wave division multiplexing technology. Dr. Near Margalit is the Chairman of the Board and Chief Executive Officer of Zaffire and a principal stockholder of it. Dr. Near Margalit is the son of Dr. Shlomo Margalit, a principal stockholder of the Company and the Company's Chairman of the Board of Directors and Chief Technical Officer.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     (1)    The financial statements filed as a part of this Report consist of the financial statements listed under Item 8.

        (2) The financial statements schedules filed as part of this report consist of the following:

               Schedule II --Valuation and Qualifying Accounts

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

        3.1 Certificate of Incorporation, as amended (incorporated by referenced to Exhibit 3a filed as part of Registrant's
                    Registration Statement on Form S-1 (File No. 33-48003)).

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

        3.5 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 11, 2000.

        3.6 Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant's Registration Statement on Form S-1
                    (File No. 33-48003)).

        4.1 Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant's
                    Registration Statement on Form S-3 (File No. 333-64017).

        4.2 Specimen of Restricted Global Security (incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------
        10.1        Lease for premises at 8917 Fullbright Avenue, Chatsworth, CA dated August 5, 1991 (incorporated by reference to Exhibit
                    10a filed as part of Registrant's Registration Statement on
                    Form S-1 (File No. 33-48003)).

        10.2 Lease for premises at 8943 Fullbright Avenue, Chatsworth, CA dated March 3, 1993 (incorporated by reference to Exhibit
                    10a(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

        10.3 Key Employee Agreement between the Company and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit
                    10b(1) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

        10.4 Letter amending Key Employee Agreement between the Company and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant's Registration Statement on Form
                    S-1 (File No. 33-48003)).

        10.5 Letter amending Key Employee Agreement between the Company and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant's Registration Statement on Form
                    S-1 (File No. 33-48003)).

        10.6 Key Employee Agreement between the Company and Zeev Rav-Noy dated March 23, 1992 (incorporated by reference to Exhibit
                    10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

        10.7 Letter amending Key Employee Agreement between the Company and Zeev Rav-Noy (incorporated by reference to Exhibit
                    10b(2) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

        10.8 Letter amending Key Employee Agreement between the Company and Zeev Rav-Noy (incorporated reference to Exhibit 10b(2) filed as part of Registrant's Registration Statement on Form
                    S-1 (File No. 33-48003)).

        10.9        Key Employee Agreement between the Company and Shlomo
                    Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant's Registration Statement on Form S-1
                    (File No. 33-48003)).

        10.10 Letter amending Key Employee Agreement between the Company and Shlomo Margalit (incorporated by reference to Exhibit
                    10b(3)1 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

        10.11       Form of Letter amending Key Employee Agreement between the
                    Company and Shlomo Margalit (incorporated reference to
                    Exhibit 10b(3)2 filed as part of Registrant's Registration
                    Statement on Form S-1 (File No. 33-48003)).

        10.12 Employment Letter between the Company and Khalid (Ken) Ahmad dated August 8, 1990 (incorporated by reference to Exhibit
                    10b(4) filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003).

        10.13 MRV Communications Inc. Incentive Plan for Grant of Warrants to Employees Subsidiaries (incorporated by reference to Exhibit No. 10.21 of Registrant's Annual Report on Form 10-K
                    (0-23452) for the year ended December 31, 1996 filed April
                    15, 1997).

    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------
        10.14       Standard Industrial/Commercial Single-Tenant Lease dated
                    October 8, 1996 between the Company and Nordhoff Development relating to the premises located at 20415 Nordhoff Street,
                    Chatsworth, California (incorporated by reference to Exhibit
                    No. 10.23 of Registrant's Annual Report on Form 10-K for the
                    year ended December 31, 1996 filed April 15, 1997).

        10.15 Stock Purchase Agreement dated January 19, 1998 by and between Whittaker and Registrant (incorporated by reference to Exhibit No. 2.1(a) of Registrant's Report on Form 8-K filed February 13, 1998 with respect to the Xyplex
                    Acquisition).

        10.16       Warrant Agreement dated January 30, 1998 by and between
                    Whittaker and Registrant (incorporated by reference to Exhibit No. 2.1(b) of Registrant's Report on Form 8-K filed
                    February 13, 1998 with respect to the Xyplex Acquisition).

        10.17 Warrant Certificate No. Whittaker #1 to purchase 421,402 shares of Common Stock of Registrant issued to Whittaker on January 30, 1998 (incorporated by reference to Exhibit No.
                    2.1(c) of Registrant's Report on Form 8-K filed February 13,
                    1998 with respect to the Xyplex Acquisition).

        10.18       American Industrial Real Estate Association, Standard
                    Industrial/ Commercial Single-Tenant Lease - Net dated
                    November 17, 1997 by and between Ruth G. Fisher Living Trust
                    U/D/T dated June 28, 1990 and Registrant relating to the premises located at 8928 Fullbright Avenue, Chatsworth,
                    California (incorporated by reference to Exhibit No. 10.35 of Registrant's Report on Form 10-K for the year ended
                    December 31, 1997 filed April 15, 1998).

        10.19       New Lease dated February 22, 1993 by and between 495
                    Littleton Associates and Xyplex, Inc. relating to the premises located at 295 Foster Street, Littleton, Mass,
                    Amendments Nos. 1 through 4 thereto (incorporated by reference to Exhibit No. 10.36 of Registrant's Report on
                    Form 10-K for the year ended December 31, 1997 filed April
                    15, 1998).

        10.20 Fifth Amendment to Lease relating to the premises located at 295 Foster Street, Littleton, Mass. with attached Lease
                    Guaranty of Registrant (incorporated by reference to Exhibit
                    10.31 of the Company's Form 10-K for the year ended December
                    31, 1998 filed March 31, 1999).

        10.21       Underwriting Agreement dated September 18, 1997 by and among
                    Registrant, the Selling Stockholders named on Schedule I thereto and the Underwriters named on Schedule II thereto
                    (incorporated by reference to Exhibit No. 10.37 of Registrant's Report on Form 10-K for the year ended December
                    31, 1997 filed April 15, 1998).

        10.22 Indenture, dated as of June 26, 1998, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to the Company's 5% Convertible Subordinated Notes
                    Due 2003 (the "Notes") (incorporated by reference to Exhibit
                    4.2 of the Company's Form 10-Q for the quarter ended June
                    30, 1998, filed August 14, 1998

        10.23 Purchase Agreement, dated June 23, 1998, between the Company and Prudential Securities Incorporated and Bear, Stearns &
                    Co. Inc. relating to the Notes (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarter ended
                    June 30, 1998 filed August 14, 1998).

    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------
        10.24       Indenture, dated as of June 26, 1998, between the Company
                    and American Stock Transfer & Trust Company, as Trustee,
                    relating to the Notes (incorporated by reference to Exhibit
                    4.2 of the Company's Form 10-Q for the quarter ended June
                    30, 1998, filed August 14, 1998).

        10.25 Registration Rights Agreement dated June 26, 1998 between the Company and Prudential Securities Incorporated and Bear,
                    Stearns & Co. Inc. relating to the shares of Common Stock issuable upon conversion of the Notes (incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

        10.26       Underlease dated September 16, 1998 between Lowe Azure
                    Limited, NBase Europe Gmbh and the Company relating to property at Unit 16, Campbell Court, Campbell Road, Bramley
                    Basingstoke Hampshire, England (incorporated by reference to
                    Exhibit 10.37 of the Company's Form 10-K for the year ended
                    December 31, 1998 filed March 31, 1999).

        10.27 Standard Industrial/Commercial Single-Tenant Lease - Net dated December 1, 1998 by and between Radar Investments,
                    Inc. and Registrant relating to the premises located at 8943
                    Fullbright Avenue, Chatsworth, California (incorporated by reference to Exhibit 10.38 of the Company's Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

        10.28 Stock Purchase Agreement Dated February 21, 2000 relating to the sale and purchase of up to one hundred percent (100%) of the ordinary shares in the capital of Fiber Optic
                    Communications, Inc. ("FOCI") and the sale and purchase of two million four hundred thousand of ordinary shares in the capital of MRV Communications, Inc. (incorporated by reference to Exhibit 2.1(a) of the Company's Form 8-K filed with the SEC on May 9, 2000).

        10.29       Stock Option Agreement dated July 11, 2000 between William
                    R. Spivey and the Registrant (incorporated by reference to Exhibit 10.4 filed with the Luminent, Inc. Registrant
                    Statement (file no. 333-42238) on Form S-1 on July 26,
                    2000).

        10.30       Stock Option Agreement dated July 12, 2000 between Eric
                    Blachno and the Registrant (incorporated by reference to Exhibit 10.7 filed with the Luminent, Inc. Registration
                    Statement (file no. 333-42238) on Form S-1 on October 5,
                    2000).

        10.31 Escrow Agreement dated as of 21st day of February, 2000, by and among the Registrant, the Selling Shareholders of FOCI and the law firm of Baker & McKenzie, Taipei Office
                    (incorporated by reference to Exhibit 2.1(b) of the Form 8-K of the Registrant filed with the SEC on May 9, 2000).

        10.32       Addendum to Stock Purchase Agreement dated as of April 14,
                    2000 by and among FOCI, the Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit
                    2.1(c) of the Form 8-K of the Registrant filed with the SEC on May 9, 2000).

        10.33 Addendum to Escrow Agreement dated as of April 14, 2000 by and among FOCI, Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(d) of the Form 8-K of the Registrant filed with the SEC on May 9,
                    2000).

    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------
        10.34       Addendum No. 2 to Escrow Agreement dated as of June 26, 2000 by and among FOCI, the Registrant and the selling
                    shareholders of FOCI (incorporated by reference to Exhibit
                    2.1(d) of the Form 8-K/A of the Registrant filed with the
                    SEC on July 7, 2000).

        10.35       Addendum No. 2 to Stock Purchase Agreement dated as of June
                    26, 2000 by and among FOCI, the Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit
                    2.1(e) of the Form 8-K/A of the Registrant filed with the SEC on July 7, 2000).

        10.36 Memorandum of Understanding dated as of June 26, 2000 between the Registrant and the remaining shareholders of FOCI (incorporated by reference to Exhibit 2.1(f) of the Form 8-K/A of the Registrant filed with the SEC on July 7,
                    2000).

        10.37 Stock Purchase Agreement by and between the Registrant and the shareholders of Optronics International Corp. ("OIC") dated April 23, 2000 (incorporated by reference to Exhibit
                    10.19 filed with the Luminent, Inc. Registration Statement
                    (file no. 333-42238) on Form S-1 on July 26, 2000).

        10.38 Escrow Agreement, dated as of the 23rd day of April 2000, by and among the Registrant, the selling shareholders of OIC and the law firm of Baker & McKenzie, Taipei Office
                    (incorporated by reference to Exhibit 10.20 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on Form S-1 on July 26, 2000).

        10.39 Stock Purchase Agreement by and between the Registrant and the shareholders of Quantum Optech Inc. ("QOI") dated April
                    26, 2000 (incorporated by reference to Exhibit 10.21 filed with the Luminent, Inc. Registration Statement (file no.
                    333-42238) on Form S-1 on July 26, 2000).

        10.40 Escrow and Stock Pledge Agreement dated as of April 26, 2000 by and between the Registrant and certain shareholders of QOI (incorporated by reference to Exhibit 10.22 filed with the Luminent, Inc. Registration Statement (file no.
                    333-42238) on Form S-1 on July 26, 2000).

        10.41       Addendum to Stock Purchase Agreement made as of June 16th,
                    2000 by and among the Registrant, QOI and shareholders of QOI (incorporated by reference to Exhibit 10.23 filed with the Luminent, Inc. Registration Statement (file no.
                    333-42238) on Form S-1 on July 26, 2000).

        10.42       Addendum to Escrow and Stock Pledge Agreement dated as of
                    June 16, 2000 by and between the Registrant and certain shareholders of QOI (incorporated by reference to Exhibit
                    10.24 filed with the Luminent, Inc. Registration Statement
                    (file no. 333-42238) on Form S-1 on July 26, 2000).

        10.43       2000 MRV Communications, Inc. Stock Option plan for
                    Employees of Optronics International Corp. (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
                    Statement on Form S-8 filed with the SEC on October 13, 2000
                    (file no. 333-47898)).

        10.44       Form of Stock Option Agreement for the 2000 MRV
                    Communications, Inc. Stock Option Plan for Employees of
                    Optronics International Corp. (incorporated by reference to
                    Exhibit 4.2 of the Registrant's Registration Statement on
                    Form S-8 filed with the SEC on October 13, 2000 (file no.
                    333-47898)).

    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------
        10.45       2000 MRV Communications, Inc. Stock Option Plan for
                    Employees of AstroTerra Corporation (incorporated by
                    reference to Exhibit 4.1 of the Registrant's Registration
                    Statement on Form S-8 filed with the SEC on October 13, 2000
                    (file no. 333-47900)).

        10.46       Form of Stock Option Agreement for the 2000 MRV
                    Communications, Inc. Stock Option Plan for Employees of
                    AstroTerra Corporation (incorporated by reference to Exhibit
                    4.2 of the Registrant's Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no.
                    333-47900)).

        10.47 1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement filed with the SEC on November 2, 1999)

        10.48       Form of Stock Option Agreement under the 1997 Incentive and
                    Nonstatutory Stock Option Plan (incorporated by reference to
                    Exhibit 4.2 to the Registrant's Registration Statement on
                    Form S-8 filed with the SEC on September 24, 1999 (file no.
                    333-87735)).

        10.49 Underwriting Agreement dated as of November 9, 2000 by and between the Registrant, the Registrant and Credit Suisse
                    First Boston Corporation, acting on behalf of themselves and as the Representatives of the several Underwriters
                    (incorporated by reference to Exhibit 10.25 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.50       Master Separation and Distribution Agreement dated as of
                    July 25, 2000 between the Registrant and Luminent, Inc.
                    (incorporated by reference to Exhibit 2.1 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on Form S-1 on July 26, 2000).

        10.51 Amendment to Master Separation and Distribution Agreement dated as of September 8, 2000, between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.27 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.52       General Assignment and Assumption Agreement dated as of
                    September 8, 2000 between the Registrant and Luminent, Inc.
                    (incorporated by reference to Exhibit 10.28 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.53 Master Technology Ownership and License Agreement dated as of September 8, 2000 between the Registrant, and Luminent,
                    Inc. (incorporated by reference to Exhibit 10.29 of the Form
                    10-K for the year ended December 31, 2000 of Luminent, Inc.
                    filed with the SEC on April 2, 2001).

        10.54 Employee Matters Agreement dated as of September 8, 2000 between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.30 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.55 Real Estate Matters Agreement dated as of September 8, 2000 between the Registrant, and Luminent, Inc. incorporated by reference to Exhibit 10.31 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

    EXHIBIT NO.                         DESCRIPTION
    -----------                         -----------
        10.56       Master Transitional Services Agreement dated as of September
                    8, 2000 between the Registrant, and Luminent, Inc.
                    (incorporated by reference to Exhibit 10.32 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.57       Master Trademark Ownership and License Agreement dated as of
                    September 8, 2000 between the Registrant, and Luminent, Inc.
                    (incorporated by reference to Exhibit 10.33 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.58       Master Patent Ownership and License Agreement dated as of
                    September 8, 2000 between the Registrant, and Luminent, Inc.
                    incorporated by reference to Exhibit 10.34 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.59       Indemnification and Insurance Matters Agreement dated as of
                    September 8, 2000 between the Registrant, and Luminent, Inc.
                    (incorporated by reference to Exhibit 10.35 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.60       Master Confidential Disclosure Agreement dated as of
                    September 8, 2000 between the Registrant, and Luminent, Inc.
                    (incorporated by reference to Exhibit 10.36 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

        10.61 Tax Sharing Agreement dated as of September 8, 2000 between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.37 of the Form 10-K for the year ended
                    December 31, 2000 of Luminent, Inc. filed with the SEC on
                    April 2, 2001).

        21          Subsidiaries of the Registrant.

        23.1        Consent of Arthur Andersen LLP to incorporation of Report on
                    Financial Statements into Company's Registration Statements

        25          Power of Attorney (contained on Signature Page).

(b)     Reports on Form 8-K.

        Two reports on Form 8-K were filed during the last quarter of the period covered by this Report, as follows:

        (i) A report on Form 8-K/A dated September 29, 2000 was filed on October 5, 2000 supplementing and completing the Form 8-K dated July 26, 2000 filed on July 27, 2000, as amended by Form 8-K/A dated September 22, 2000 filed on September 22 reporting the acquisition of AstroTerra. In that Form 8-K/A, the following financial statements and pro forma financial information were filed under Item 7:

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

               Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2000

               Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Six Month Period Ended June 30, 2000

               Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999

               Notes to Unaudited Pro Forma Condensed Consolidated Financial Information


        (ii). A report on Form 8-K dated October 16, 2000 was filed on October 16, 2000 reporting matters under Item 5

                                           SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on April 16, 2001.

                                      MRV COMMUNICATIONS, INC.

                                      By:  /s/ NOAM LOTAN
                                          --------------------------------------
                                           Noam Lotan, President and
                                           Chief Executive Officer

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

                           Names                                 Title                              Date
                           -----                                 -----                              ----
                  /s/ NOAM LOTAN              President, Chief Executive Officer (Principal
         --------------------------------     Executive Officer), and a Director                 April 16, 2001
                    Noam Lotan


               /s/  SHLOMO MARGALIT           Chairman of the Board, Chief Technical
         --------------------------------     Officer, Secretary, and a Director                 April 16, 2001
                 Shlomo Margalit


                                              Vice President of Finance and Administration,
                /s/ EDMUND GLAZER             and Chief Financial Officer
         --------------------------------     (Principal Financial and Accounting Officer)       April 16, 2001
                  Edmund Glazer

               /s/ IGAL SHIDLOVSKY
         --------------------------------     Director                                           April 16, 2001
                 Igal Shidlovsky

               /s/ GUENTER JAENSCH
         --------------------------------     Director                                           April 16, 2001
                 Guenter Jaensch

                 /s/ DANIEL TSUI
         --------------------------------     Director                                           April 16, 2001
                   Daniel Tsui

                /s/ BARUCH FISCHER
         --------------------------------     Director                                           April 16, 2001
                  Baruch Fischer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MRV Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Arthur Andersen LLP


Los Angeles, California
February 19, 2001

MRV COMMUNICATIONS, INC.

Consolidated Balance Sheets
(in thousands)

                                     Assets


                                                                   December 31,
                                                            ---------------------------
                                                              1999              2000
                                                            --------         ----------
Current assets:
   Cash and cash equivalents                                $ 34,330         $  210,080
   Short-term investments                                     10,141             73,947
   Accounts receivable, net of allowance of $8,451
     in 1999 and $10,330 in 2000                              60,637             61,863
   Inventories                                                35,392             77,005
   Refundable income taxes                                     3,216                 --
   Deferred income taxes                                       6,907             31,227
   Other current assets                                        6,336             22,750
                                                            --------         ----------
         Total current assets                                156,959            476,872

Property and equipment, at cost:
   Land                                                           --              3,559
   Building                                                    3,814             19,563
   Machinery and equipment                                    12,598             57,369
   Furniture and fixtures                                      4,233             12,824
   Computer hardware and software                             12,913             10,823
   Leasehold improvements                                      3,053              7,221
   Construction in progress                                       --              3,815
                                                            --------         ----------
                                                              36,611            115,174
   Less -- Accumulated depreciation and amortization         (17,011)           (42,905)
                                                            --------         ----------
                                                              19,600             72,269
Other assets:
   Investments                                               101,936             31,734
   Deferred income taxes                                       5,324              6,209
   Goodwill and other intangibles, net                        27,214            504,027
   Other                                                       3,500              5,660
                                                            --------         ----------
                                                             137,974            547,630
                                                            --------         ----------
                                                            $314,533         $1,096,771
                                                            ========         ==========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

MRV COMMUNICATIONS, INC.

Consolidated Balance Sheets
(in thousands, except par values)

                      Liabilities and Stockholders' Equity


                                                                              December 31,
                                                                       ---------------------------
                                                                         1999              2000
                                                                       --------         ----------
Current liabilities:
   Current portion of capital lease obligations                        $    198         $      163
   Current portion of long-term debt                                         --              2,774
   Short-term obligations                                                    --              9,104
   Accounts payable                                                      33,455             56,088
   Accrued liabilities                                                   15,403             34,044
   Income taxes payable                                                      --              6,477
   Deferred revenue                                                       1,478              1,470
                                                                       --------         ----------
         Total current liabilities                                       50,534            110,120

Long-term liabilities:
   Convertible subordinated notes                                        90,000             89,646
   Capital lease obligations, net of current portion                      1,481                621
   Long-term debt, net of current portion                                    --             60,257
   Other long-term liabilities                                            2,928              3,980
                                                                       --------         ----------
         Total long-term liabilities                                     94,409            154,504

Commitments and contingencies

Minority interest                                                         2,775             50,592

Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized - 1,000 shares; no shares issued or outstanding              --                 --
   Common stock, $0.0017 par value:
     Authorized - 160,000 shares
     Issued - 56,282 shares in 1999 and 73,327 in 2000                       96                126
     Outstanding - 56,234 shares in 1999 and 73,279
      in 2000
   Additional paid-in capital                                           191,468          1,060,650
   Accumulated deficit                                                  (18,377)          (171,330)
   Deferred stock compensation, net                                          --           (100,862)
   Treasury stock, 48 shares at cost in 1999 and 2000                      (133)              (133)
   Accumulated other comprehensive loss                                  (6,239)            (6,896)
                                                                       --------         ----------
         Total stockholders' equity                                     166,815            781,555
                                                                       --------         ----------
                                                                       $314,533         $1,096,771
                                                                       ========         ==========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Operations
(in thousands, except per share amounts)


                                                                    For the Year Ended December 31,
                                                             ---------------------------------------------
                                                               1998              1999               2000
                                                             ---------         ---------         ---------
Revenues, net                                                $ 264,075         $ 288,524         $ 319,394
Costs and expenses:
   Cost of goods sold (1)                                      165,385           197,442           203,371
   Research and development (1)                                 25,817            35,319            74,078
   Selling, general and administrative (1)                      53,852            67,859           124,700
   Amortization of goodwill and other intangibles                2,901             3,898            66,814
   Purchased technology in progress                             20,633                --                --
   Restructuring costs                                          15,671                --                --
                                                             ---------         ---------         ---------
                                                               284,259           304,518           468,963
                                                             ---------         ---------         ---------
         Operating loss                                        (20,184)          (15,994)         (149,569)

Other income (expense):
   Interest expense                                             (2,480)           (4,500)          (10,129)
   Minority interest                                            (1,345)              610               796
   Interest income and other                                     6,819             4,822               551
                                                             ---------         ---------         ---------
                                                                 2,994               932            (8,782)
                                                             ---------         ---------         ---------
         Loss before provision (benefit) for                   (17,190)          (15,062)         (158,351)
           income taxes and extraordinary item
Provision (benefit) for income taxes                             5,707            (2,153)           (5,398)
                                                             ---------         ---------         ---------
Loss before extraordinary item                                 (22,897)          (12,909)         (152,953)

Extraordinary item --
   Gain on repurchase of convertible notes, net
     of tax of $1,639                                            2,791                --                --
                                                             ---------         ---------         ---------
Net loss                                                     $ (20,106)        $ (12,909)        $(152,953)
                                                             =========         =========         =========
Loss per share information:
Basic and diluted loss per share                             $   (0.38)        $   (0.24)        $   (2.33)

Basic and diluted weighted average shares outstanding           53,064            53,920            65,669
                                                             =========         =========         =========


(1) Includes amounts relating to deferred stock compensation of $8.3 million, $13.2 million and $38.4 million presented in "cost of goods sold", "research and development" and "selling, general and administrative", respectively, for the year ended December 31, 2000.

                  The accompanying notes are an integral part of these consolidated financial statements.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

(in thousands)

                                                         Common Stock          Additional                       Retained
                                                      -------------------       Paid-In      Deferred Stock     Earnings
                                                       Shares      Amount       Capital       Compensation      (Deficit)
                                                      --------     ------      ----------    --------------     ----------
Balance, December 31, 1997                              52,720        $90      $  175,872       $      --       $   14,635
   Exercise of stock warrants and options                  606          1           1,509              --               --
   Issuance of warrants in connection with
     the acquisition of Xyplex                              --         --           3,272              --               --
   Purchase of treasury stock                              (48)        --              --              --               --
   Comprehensive loss:
     Translation adjustments                                --         --              --              --               --
     Net loss                                               --         --              --              --          (20,106)
   Comprehensive loss                                       --         --              --              --               --
                                                      --------      -----      ----------       ---------       ----------
Balance, December 31, 1998                              53,278         91         180,653              --           (5,471)
   Exercise of stock warrants and options                2,156          4           2,816              --               --
   Exercise of stock warrants by Intel                     800          1           7,999              --               --
     Corporation
   Other                                                    --         --              --              --                3
   Comprehensive loss:
     Translation adjustments                                --         --              --              --               --
     Net loss                                               --         --              --              --          (12,909)
   Comprehensive loss                                       --         --              --              --               --
                                                      --------      -----      ----------       ---------       ----------
Balance, December 31, 1999                              56,234         96         191,468              --          (18,377)
   Exercise of stock options                             2,896          5           7,757              --               --
   Tax benefit from exercise of stock options               --         --          11,417              --               --
   Issuance of common stock in connection               14,123         25         639,172              --               --
     with acquisitions
   Issuance of common stock in connection                   26         --             354              --               --
     with conversion of convertible
     subordinated notes
   Effect of subsidiary equity transactions                 --         --          49,679              --               --
   Deferred stock compensation                              --         --         160,803        (160,803)              --
   Amortization of deferred stock compensation              --         --              --          59,941               --
   Comprehensive loss:
     Net loss                                               --         --              --              --         (152,953)
     Translation adjustments                                --         --              --              --               --
   Comprehensive loss                                       --         --              --              --               --
                                                      --------      -----      ----------       ---------       ----------
Balance, December 31, 2000                              73,279       $126      $1,060,650       $(100,862)      $ (171,330)
                                                      ========      =====      ==========       =========       ==========


                                                                   Accumulated
                                                                     Other
                                                      Treasury    Comprehensive
                                                        Stock         Loss          Total
                                                    -----------   -------------  ----------
Balance, December 31, 1997                            $   --       $  (628)      $  189,969
   Exercise of stock warrants and options                 --            --            1,510
   Issuance of warrants in connection with
     the acquisition of Xyplex                            --            --            3,272
   Purchase of treasury stock                           (133)           --             (133)
   Comprehensive loss:
     Translation adjustments                              --           (83)             (83)
     Net loss                                             --            --          (20,106)
                                                                                 ----------
   Comprehensive loss                                     --            --          (20,189)
                                                      ------       -------       ----------
Balance, December 31, 1998                              (133)         (711)         174,429
   Exercise of stock warrants and options                 --            --            2,820
   Exercise of stock warrants by Intel                    --            --            8,000
     Corporation
   Other                                                  --            --                3
   Comprehensive loss:
     Translation adjustments                              --        (5,528)          (5,528)
     Net loss                                             --            --          (12,909)
                                                                                 ----------
   Comprehensive loss                                     --            --          (18,437)
                                                      ------       -------       ----------
Balance, December 31, 1999                              (133)       (6,239)         166,815
   Exercise of stock options                              --            --            7,762
   Tax benefit from exercise of stock options             --            --           11,417
   Issuance of common stock in connection                 --            --          639,197
     with acquisitions
   Issuance of common stock in connection                 --            --              354
     with conversion of convertible
     subordinated notes
   Effect of subsidiary equity transactions               --            --           49,679
   Deferred stock compensation                            --            --               --
   Amortization of deferred stock compensation            --            --           59,941
   Comprehensive loss:
     Net loss                                             --            --         (152,953)
     Translation adjustments                              --          (657)            (657)
                                                                                 ----------
   Comprehensive loss                                     --            --         (153,610)
                                                      ------       -------       ----------
Balance, December 31, 2000                            $ (133)      $(6,896)      $  781,555
                                                      ======       =======       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows
(in thousands)


                                                          For the Three Years Ended December 31,
                                                         ----------------------------------------
                                                           1998           1999           2000
                                                         ---------      ---------     ----------
Cash Flows From Operating Activities:
   Net loss                                              $(20,106)      $(12,909)     $(152,953)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                        7,902         12,501         77,871
       Amortization of deferred stock                          --             --         59,941
         compensation expense
       Allowance for doubtful accounts                      2,591          1,416          4,683
       Deferred income taxes                                1,408         (1,302)       (25,205)
       Realized gain on investment                         (2,535)            --            (50)
       Purchased technology in progress                    20,633             --             --
       Extraordinary gain on repurchase of                 (2,791)            --             --
         convertible subordinated notes
       Loss on disposition of property and                     --             --             16
         equipment
       Tax benefit from stock option exercises                 --             --         11,417
       Other                                                  324             --             --
       Minority interests' share of income (loss)           1,345           (610)          (796)
   Changes in operating assets and liabilities,
     net of effects from acquisitions:
     Accounts receivable                                   12,263         (7,457)         4,949
     Inventories                                            3,453         12,075        (28,869)
     Refundable income taxes                                   --             --          3,216
     Other assets                                           2,008           (519)       (12,020)
     Accounts payable                                     (19,505)         3,698         28,939
     Accrued liabilities                                   (7,438)         1,715          4,040
     Income taxes payable                                  (7,006)        (3,661)        (5,154)
     Deferred revenue                                         508         (2,920)           175
                                                         --------       --------      ---------
         Net cash provided by (used in) operating
           activities                                      (6,946)         2,027        (29,800)

Cash Flows From Investing Activities:
   Purchases of property and equipment                     (6,337)        (8,053)       (23,977)
   Proceeds from sale of property and equipment                --             --          1,520
   Purchases of investments                              (206,846)       (19,242)       (21,566)
   Proceeds from sale of investments                      173,714         38,293         97,704
   Cash used in acquisitions, net of cash received        (44,695)        (4,773)       (44,517)
                                                        ---------       --------       ---------
         Net cash provided by (used in) investing
           activities                                     (84,164)         6,225          9,164

Cash Flows From Financing Activities:
   Net proceeds from subsidiary
     equity transaction                                        --             --        132,290
   Net proceeds from issuance of common stock               1,510         10,820          7,762
   Proceeds from issuance of convertible
     debentures, net                                       96,423             --             --
   Borrowings on short-term obligations                        --             --         35,887
   Payments on short-term obligations                          --             --        (35,949)
   Principal payments on capital lease obligations            (62)            94           (163)
   Borrowings on long-term debt                                --             --         62,696
   Payments on long-term debt                                  --             --         (4,002)
   Repurchase of convertible notes                         (5,300)            --             --
   Purchase of treasury stock                                (133)            --             --
                                                        ---------       --------      ---------
         Net cash provided by financing activities         92,438         10,914        198,521

Effect of exchange rate changes on cash and cash
   equivalents                                                (64)        (5,528)        (2,135)
Net increase in cash and cash equivalents                   1,264         13,638        175,750
Cash and cash equivalents, beginning of year               19,428         20,692         34,330
                                                        ---------       --------      ---------
Cash and cash equivalents, end of year                  $  20,692       $ 34,330      $ 210,080
                                                        =========       ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MRV COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2000


1.      Business and Basis of Presentation

MRV Communications, Inc. (a Delaware corporation, MRV or the Company) creates, acquires, finances and operates companies, and through them, designs, develops, manufactures and markets products, which enable high-speed broadband communications. MRV concentrates on companies and products devoted to optical components and Internet infrastructure systems. Such products include fiber optic components, switching, routing, transaction management and wireless optical transmission systems. MRV's strategy involves creating value for its stockholders and the other owners of its subsidiaries by helping the companies grow and access the public and private capital markets.

As of December 31, 2000, MRV's more significant subsidiaries, development stage enterprises and other affiliated companies were as follows:

    Luminent, Inc, - Luminent is a 92 percent-owned subsidiary of MRV designing, manufacturing and selling fiber optic components that enable communications equipment manufacturers to provide optical networking solutions for the rapidly growing metropolitan and access segments of the communications network. Its products are designed to meet the increasing bandwidth requirements between long-haul telecommunication networks and end users. Luminent specializes in singlemode fiber optic components and subsystems for high-capacity data transmission for long-reach applications in the metropolitan and access markets.

    Optical Access, Inc. - Optical Access is a wholly-owned subsidiary of MRV designing, manufacturing and marketing optical wireless products that enable the delivery of high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office. Management believes its solution provides higher transmission capacity, or bandwidth, at a lower cost compared to other commercially available last mile solutions.

    CEScomm, Inc. - CEScomm, formerly Creative Electronic Systems SA, is a wholly-owned subsidiary of MRV developing and providing equipment to manufacturers of cellular network infrastructure equipment and mobile operators and service providers for the third generation of wireless solutions for the next generation of mobile communications systems. These new systems provide enhanced services to those available today i.e. voice, text and data. CEScomm specializes in products that provide the real-time conversion of radio signals generated by Internet ready mobile devices into asynchronous transfer mode traffic streams.

    iTouch Communications, Inc. - iTouch is wholly-owned subsidiary of MRV providing next-generation Internet infrastructure solutions that enable service providers and carriers to deliver and monitor, on a real-time basis, high-speed Internet services. iTouch's products combine transaction management with Internet protocol (IP) routing and wide area networks
      (WAN), high-speed data acquisition and management systems.

    NBase - Xyplex, Inc. - NBase - Xyplex is a wholly-owned subsidiary of MRV providing products and services to enhance network infrastructures for city carriers, service providers, cable operators and campus and enterprise networks. Its products and technologies have been utilized in metropolitan area based fiber-based networks, enabling smart access to WAN, as well as in local area networks (LAN), switching, building enterprise/corporate data networks.

    Charlotte's Networks, Inc. - Charlotte is a 90 percent-owned subsidiary of
      MRV developing a core router for large service providers and carriers. Its product is capable of carrying both IP packets and time-division multiplexing voice traffic and enables the current WAN to increase processing power and rate of transmission. In addition, the router provides multi-services required by telecommunication companies for efficient and flexible transmission of voice over data networks.

    Zuma Networks, Inc. - Zuma is a wholly-owned subsidiary of MRV developing a next generation gigabit Ethernet switch router platform.

    Optical Crossing, Inc. - Optical Crossing is a 60 percent-owned subsidiary of MRV designing, developing and manufacturing advanced fiber optic communication components and systems for the telecommunications industry.

    Zaffire, Inc. - Zaffire is a 22 percent-owned, on a fully diluted basis, affiliate of MRV focused on developing a next-generation, optical services networking system for service providers.

    RedC Optical Networks, Inc. - RedC is a 35 percent-owned, on a fully diluted basis, affiliate of MRV that has developed a complete line of optical modules used for operating, monitoring and protecting optical networks including: optical amplifiers, add/drop modules, protection and restoration modules and dense wave division multiplexing monitoring.

    Hyperchannel Ltd. - Hyperchannel, which does business under its trademark
      Hyporium, is a 42 percent-owned, on a fully diluted basis, affiliate of MRV and an independent Internet market maker for the information technology industry (IT), enabling IT vendors, distributors and resellers to trade online.

In November 2000, Luminent, a publicly owned subsidiary, completed an initial public offering of its common stock, selling 12.0 million shares at $12 per share and raising net proceeds of approximately $132.3 million. As of December 31, 2000, MRV owned 92% of the outstanding capital stock of Luminent. MRV has announced plans to distribute all of its shares of Luminent common stock to its stockholders on the later of three months after receipt of a favorable private letter ruling from the Internal Revenue Service or six months after the offering, although it is not obligated to do so.

As of December 31, 2000, MRV owned all of the outstanding capital stock of Optical Access. On October 6, 2000, Optical Access filed a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering of its common stock, which has not yet become effective.

2.      Summary of Significant Accounting Policies

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MRV and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

        Foreign Currency Translation

        Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

        For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

        Revenue Recognition

        MRV generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenue related to software and software maintenance contracts (both of which are immaterial, individually and in aggregate) is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, "Software Revenue Recognition." Maintenance revenues for customer support are deferred and recognized ratably over the term of the maintenance period, generally one to three years.

        MRV generally warrants its products against defects in materials and workmanship for one year. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

        Cash and Cash Equivalents

        MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. As of December 31, 2000, $132.9 million of cash, cash equivalents and short-term investments were held by MRV's publicly traded subsidiary Luminent.

        Investments

        MRV accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        As of December 31, 1999 and 2000, short and long-term investments consisted principally of U.S. Treasury notes. As defined by SFAS No. 115, MRV has classified its investments in these debt securities as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 1999 and 2000.

        Inventories

        Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first-in, first out method.

        Inventories consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                     1999               2000
                                   -------            -------
        Raw materials              $ 8,475            $36,278
        Work-in-process              8,083             17,721
        Finished goods              18,834             23,006
                                   -------            -------
                                   $35,392            $77,005
                                   =======            =======

        Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives range from three to thirty-three years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

        Goodwill and Other Intangibles

        Intangible assets represent intellectual property acquired, purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired (goodwill). Purchased intangible assets include patents, assembled work forces, customer contracts and goodwill. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 1 to 12 years.

        The components of intangible assets as of December 31, 1999 and 2000 are as follows (in thousands):

                                                   1999               2000
                                                 --------           ---------
        Patents                                  $    -             $ 64,600
        Assembled work forces                         -                1,790
        Customer contracts                            -                  720
        Goodwill                                  33,909             510,426
                                                 -------            --------
                                                  33,909             577,536
        Less -- Accumulated amortization          (6,695)            (73,509)
                                                 -------            --------
                                                 $27,214            $504,027
                                                 =======            ========

        Impairment of Intangibles and Other Long-Lived Assets

        MRV evaluates its long-lived assets, such as patents, assembled work forces, customer contracts, goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. MRV considers a history of operating losses to be its primary indicator of potential impairment. An asset is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds fair value. Considerable management judgment is necessary to estimate fair value.

        Fair Value of Financial Instruments

        MRV's financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair market value due to the short-term nature of those instruments. The fair value of long-term debt obligations is estimated based on current interest rates available to MRV for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

        Software Development Costs

        In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in MRV's circumstances occurs when a working model is completed. After technological feasibility is established, additional costs would be capitalized.

        MRV believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.

        Income Taxes

        Deferred income tax assets and liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

        Earnings Per Share

        The following schedule summarizes the information used to compute earnings per share (in thousands, except per share data) for each of the three years in the period ended December 31, 2000:

                                                          1998           1999           2000
                                                        --------       --------       ---------
Loss before extraordinary item                          $(22,897)      $(12,909)      $(152,953)
Extraordinary item-gain on repurchase of
  convertible subordinated notes, net of tax               2,791             --              --
                                                        --------       --------       ---------
         Net loss                                       $(20,106)      $(12,909)      $(152,953)
                                                        ========       ========       =========
Weighted average number of shares used to compute
  basic and diluted loss per share                        53,064         53,920          65,669
                                                         =======        =======       =========
Basic and diluted loss per share before
  extraordinary item                                       (0.43)         (0.24)          (2.33)
Extraordinary gain per basic and diluted
  share                                                     0.05             --              --
                                                         -------        -------       ---------
Basic and diluted loss per share                           (0.38)         (0.24)          (2.33)
                                                         =======        =======       =========


        Stock-Based Compensation

        MRV accounts for its employees stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

        MRV accounts for option and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB Opinion No. 25," and Emerging Issue Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services," whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

        Deferred stock compensation charges are being amortized using the graded vesting method. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option's compensation expense is amortized in each of the four years following the date of grant.

        Recently Issued Accounting Standards

        In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. MRV will adopt the statement in January 2001 and does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and related interpretations. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the Unites States to revenue recognition in financial statements. MRV has applied the provisions of SAB 101, which did not have a material impact on its financial position or results of operations.

        In March 2000, the FASB issued FIN 44, which clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on MRV's financial position or results of operations.

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

        Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

3.      Business Acquisitions

The following table presents information about acquisitions by MRV in each of the three years in the period ended December 31, 2000. All of these acquisitions were accounted for under the purchase method of accounting, and the results of operations of each business have been included in the accompanying consolidated statements of operations from the date of acquisition.

                                        Date of               Total                 Form of Consideration and Other Notes
       Acquired Company               Acquisition         Consideration                         to Acquisition
--------------------------------     --------------       --------------    --------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000

Fiber Optic Communications, Inc.     April 24, 2000       $310.4 million    $48.6 million in cash and 5.4 million shares of common
                                                                            stock and options issued; approximately 97% of capital
                                                                            stock assumed; goodwill recorded of $261.6 million;
                                                                            deferred stock compensation recorded of $14.1 million.

Jolt Limited                         May 1, 2000          $57.7 million     1.9 million shares of common stock and options issued;
                                                                            100% of capital stock assumed; goodwill and intangibles
                                                                            recorded of $33.7 million; deferred stock compensation
                                                                            recorded of $25.0 million.

Quantum Optech Inc.                  July 12, 2000        $36.2 million     1.2 million shares of common stock and options issued;
                                                                            100% of capital stock assumed; goodwill recorded of
                                                                            $27.9; deferred stock compensation recorded of $2.7
                                                                            million.

AstroTerra Corporation               July 12, 2000        $160.3 million    2.4 million shares of common stock and options issued;
                                                                            100% of capital stock assumed; goodwill and intangibles
                                                                            recorded of $108.3 million; deferred stock compensation
                                                                            recorded of $50.0 million.

Optronics International Corp.        July 21, 2000        $124.3 million    4.2 million shares of common stock and options issued;
                                                                            approximately 99% of capital stock assumed; goodwill
                                                                            recorded of $99.5 million; deferred stock compensation
                                                                            recorded of $13.4 million.

Other                                Various              $15.0 million     507,000 shares of common stock issued; 100% of capital
                                                                            stock assumed; goodwill recorded of $14.4 million.

YEAR ENDED DECEMBER 31, 1998

Whittaker Xyplex, Inc. (1)           January 30, 1998     $38.3 million     $35.0 million in cash 843,000 options to purchase common
                                                                            stock issued.  100% of capital stock assumed; $20.6
                                                                            million in-process technology expensed (2); goodwill
                                                                            recorded of $10.3 million.

(1) Whittaker Xyplex, Inc.'s name was subsequently changed to Nbase-Xyplex and most recently, to iTouch Communications.

(2) Technology In-process was valued according to the "milestone" or percentage complete method.

The following unaudited pro forma financial information presents the combined results of operations of these acquisitions as if the acquisitions had occurred as of January 1, 1999, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred stock compensation charges. The unaudited pro forma share data assumes the shares issued in connection with these acquisitions were outstanding as of January 1, 1999. (in thousands, except per share amounts, unaudited).


                                                                       December 31,
                                                                -----------------------------
                                                                   1999              2000
                                                                ----------       ------------
        Pro forma revenue                                       $ 322,645        $ 335,486
        Pro forma net loss                                      $(115,775)       $(143,044)
        Pro forma basic and diluted net loss per share          $   (1.75)       $   (1.83)
        Pro forma basic and diluted weighted average
          shares outstanding                                       66,247           77,996
                                                                  =======          =======

4.      Investments in Subsidiaries

The following table presents information regarding investments made by MRV in subsidiaries accounted for under the equity method of accounting or consolidated. Subsidiaries in which MRV owns greater than 50% ownership or exercises control have been consolidated in the accompanying consolidated financial statements.

          Subsidiary                 Ownership %                     Form of Consideration
------------------------------       -----------           ----------------------------------------
EDSLan SRL                             80% (1)             Purchased an additional 10% ownership
                                                           in 2000 for approximately $1.5 million;
                                                           purchased an additional 10% ownership
                                                           in 1999 for approximately $1.5 million;
                                                           purchased in additional 10% ownership
                                                           in 1997 for approximately $500,000;
                                                           purchased 50% ownership in 1996 for
                                                           approximately $1.1 million.

Tecnonet SRL                           60% (2)             Purchased an additional 10% ownership
                                                           in 1999 for approximately $600,000;
                                                           purchased 50% ownership in 1998 for
                                                           approximately $3.1 million.

RDS                                    62.5%               Purchased an additional 12.5% ownership
                                                           in 1999 for approximately $2.4 million;
                                                           purchased 50% ownership in 1998 for
                                                           approximately $8.0 million.

Charlotte's Networks                   90% (3)             Issued 1.0 million shares of common
                                                           stock valued at approximately $61.5
                                                           million for approximately 10% in 2000.

RedC Optical                           35%                 $5.0 in cash and issued 150,000 shares
                                                           of common stock valued at approximately
                                                           $11.5 million for approximately 32% in
                                                           2000.

Other                                  Various (4)         Issued 646,000 shares of common stock
                                                           valued at approximately $16.7 million
                                                           for ownership interest in various
                                                           non-consolidated equity investments.


(1) MRV receives 95 percent of EDSLan's profits or losses from the date of each investment.

(2) MRV receives 90 percent of Tecnonet's profits or losses from the date of each investment.

(3) MRV's ownership on a fully diluted basis (assuming exercise of all stock options) is approximately 53 percent.

(4) Represents various investments, all of which are less than 50% ownership and not consolidated.

Income and losses from non-consolidated equity method subsidiaries are included in "other income (expense)" in the accompanying consolidated statements of operations.

5.      Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

                                              1999          2000
                                            -------        -------
        Payroll and related                 $ 7,055        $16,851
        Other                                 8,348         17,193
                                            -------        -------
                                            $15,403        $34,044
                                            =======        =======

6.      Income Taxes

The provision (benefit) for income taxes for the three years in the period ended December 31, 2000 (including provision of $1.6 million related to the extraordinary gain in 1998) is as follows (in thousands):

                1998           1999           2000
               -------       --------       --------
Current
  Federal      $ 3,306       $ (2,139)      $  7,344
  State          1,093           (413)         5,622
  Foreign        3,324          1,701          6,841
               -------       --------       --------
                 7,723           (851)        19,807
Deferred
  Federal         (176)        (1,487)       (17,354)
  State            (31)            45         (7,137)
  Foreign         (170)           140           (714)
               -------       --------       --------
                  (377)        (1,302)       (25,205)
               -------       --------       --------
               $ 7,346       $ (2,153)      $ (5,398)
               =======       ========       ========

The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                         For the Years Ended December 31,
                                                    ---------------------------------------
                                                     1998            1999              2000
                                                    -----           -----             -----
        Income tax provision (benefit)
          at statutory federal rate                  (35)%            34%               34%
        State and local income taxes,
          net of federal income tax effect            (6)              6                 6
        Permanent differences                         --             (15)              (30)
        Research and development credit                6               6                --
        Income tax on extraordinary gain             (10)             --
        Foreign taxes at rates
          different than domestic rates               (2)            (17)               (3)
        Change in valuation reserve                   --              --               (10)
                                                    ----           -----              ----
                                                     (43)%            14%               (3)%
                                                    ====           =====              ====

The components of deferred income taxes as of December 31, 1999 and 2000 are as follows (in thousands):

                                                     1999           2000
                                                   -------        --------
        Allowance for doubtful accounts            $ 2,548        $  2,083
        Inventory reserve                            3,811           6,133
        Warranty reserve                             1,072             647
        Deferred stock compensation                     --           6,630
        Net operating losses                            --          29,014
        Accrued liabilities                             --           2,158
        Other                                         (524)          1,463
                                                   -------        --------
                                                     6,907          48,128
          Valuation allowance                           --         (16,901)
                                                   -------        --------
          Net short-term deferred income
             tax assets                              6,907          31,227

        Purchased technology in progress             5,724              --
        Depreciation and amortization                 (400)          6,209
                                                   -------        --------
          Net long-term deferred income
             tax assets                              5,324           6,209
                                                   -------        --------
                                                   $12,231        $ 37,436
                                                   =======        ========

Realization of the net deferred tax assets is dependent on MRV's ability to carry losses back to prior periods or on generating sufficient taxable income during the periods in which temporary differences will reverse. Management reviews its deferred tax assets and has provided a valuation allowance based on its assessment of the expected future benefit to be ultimately received from each asset identified. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

As of December 31, 2000, MRV had net operating loss carryforwards available of approximately $106.8 million and $56.4 million for federal and state income tax purposes, respectively, which can be used to offset future taxable income, expiring through 2015.

In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. Due to operating losses at this subsidiary, no tax benefit was received in 2000. MRV received a tax benefit of approximately $300,000 in 1999.

MRV does not provide United States federal income taxes on the undistributed earnings of its foreign operations. MRV's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

7.      Short-term Obligations

Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2000, these short-term obligations totaled $9.1 million. Approximately $2.9 million in assets of MRV's subsidiaries have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations is 6.1 percent. These obligations are incurred and settled in the local currencies of the respective subsidiaries. As of December 31, 2000, MRV had approximately $8.7 million of available short-terms borrowings.

8.      Long-term Debt

Long-term debt consisted of the following as of December 31, 2000 (in thousands):


        Secured notes payable to financial institutions
          bearing interest ranging from 6.5% to 18.0%,
          payable in monthly and quarterly installments of
          principal and interest through October 2012           $13,031

        Term loan with a financial institution bearing
          interest at 7.0% as of December 31, 2000, payable
          in full in 2003                                        50,000
                                                                -------
                                                                 63,031
          Less -- Current portion                                (2,774)
                                                                -------
                                                                $60,257
                                                                =======

The following summarizes the required principal payments on long-term debt as of December 31, 2000 (in thousands):

           Year Ending December 31,
                     2001                          $ 2,774
                     2002                            1,905
                     2003                           52,061
                     2004                            1,666
                     2005                            1,608
                  Thereafter                         3,017
                                                   -------
                                                   $63,031
                                                   =======

Certain assets of MRV, primarily through its foreign subsidiaries, have been pledged as collateral under these obligations.

9.      Interest Rate Swap

In April 2000, MRV purchased an interest rate swap agreement with a financial institution. The purpose of this agreement is to establish a specific hedge to prevent interest fluctuations due to floating rate term debt. Under the agreement, MRV is committed to pay the financial institution interest based on a principal balance of $50.0 million at a fixed rate of 7.11 percent as of December 31, 2000) in exchange for the financial institution's commitment to pay MRV interest on the same principal at the one-month LIBOR rate (6.6 percent as of December 31, 2000). MRV includes the outcome of this interest rate swap agreement in interest expense ($217,000 for the year ended December 31, 2000).

10.     Convertible Subordinated Notes

In June 1998, MRV completed a private placement of $100.0 million principal amount five-year, convertible subordinated notes (the Notes). The Notes bear interest at five percent per year, payable semi-annually, and are convertible into common stock at the option of the holders. The conversion rate is 73.94 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of $13.52 per share, an initial premium above market price. The conversion rate is subject to adjustment in certain circumstances, including dividends payable in common stock, issuance of stock rights to all holders of common stock or stock splits or distributions to common stockholders in connection with a tender offer. If a change in control, as defined, occurs, the holders of the Notes have the right to require MRV to repurchase the Notes at face value along with any interest accrued. MRV has the right, after June 2001, to redeem the Notes at 102 percent of face value, and after June 2002 for 101 percent of face value. The Notes are not entitled to the benefits of any sinking fund.

In connection with the private placement, MRV incurred costs of $4.0 million. These costs are being amortized using the effective interest method over five years, the life of the Notes. Amortization expense for the years ended December 31, 1999 and 2000 was $681,000 and $723,000, respectively.

In November 1998, MRV repurchased $10.0 million of the Notes for $5.3 million. MRV recorded an extraordinary gain of $2.8 million, net of tax, related to the repurchase of the Notes. Included in this amount is the portion of the Notes amortization of expense of the costs attributable to the Notes repurchased.

11.     Commitments and Contingencies

        Lease Commitments

        The Company leases all of its facilities and certain equipment under noncancelable capital and operating lease agreements expiring in various years through 2049. The aggregate minimum annual lease payments under leases in effect on December 31, 2000 were as follows (in thousands):

                                                                Capital          Operating
                                                                Leases            Leases
                                                                -------          ---------
        2001                                                    $ 207              $ 3,756
        2002                                                      200                3,007
        2003                                                      200                2,256
        2004                                                      152                  777
        2005                                                       64                  467
        Thereafter                                                 68                2,242
                                                                -----              -------
                                                                $ 891              $12,505
                                                                                   =======
        Less - Amount representing interest                      (107)
                                                                -----
                                                                  784
        Less - Current portion                                   (163)
                                                                -----
                                                                $ 621
                                                                =====

        Annual rental expense under noncancelable operating lease agreements for the years ended December 31, 1998, 1999 and 2000 was $2.8 million, $4.7 million and $4.9 million, respectively.

        Subsequent to December 31, 2000 and subject to certain conditions, MRV has agreed to issue stock options to purchase MRV common stock and a subsidiary is common stock to former employees. Additionally, MRV will receive approximately 24% ownership in a new company formed by these former employees in exchange for the transfer of intellectual property from MRV to the new company. Should the certain conditions not be met, no stock options to purchase common stock or the transfer of intellectual property will result. Accordingly, due to the uncertainty, no amounts have been provided in the accompanying statements of operations for these items.

        Royalty Commitment

        Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government's participation in research and development expenses for certain products. Accordingly, MRV's royalty to the Chief Scientist is calculated at a rate of three percent to five percent of sales of such products developed with the participation up to the dollar amount of such participation. MRV received participation of $350,000 and $500,000 for the year ended December 31, 1998 and 1999, respectively. No participation was received for the year ended December 31, 2000. The remaining future obligation as of December 31, 2000 is approximately $913,000 which is contingent on generating sufficient sales of this selected product line.

        Accounts Receivable

        MRV, through foreign subsidiaries, has agreements with several financial institutions to sell its receivables with recourse; in the event of customer's default, MRV must repurchase the receivables. At December 31, 2000 the Company is contingently liable for approximately $23.4 million relating to such receivables sold with recourse. MRV believes that adequate provision has been made for losses on receivables with recourse.

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

        The Company has received notices from third party alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the senders in an effort to demonstrate that the Company's products and/or processes do not violate any patents. The Company is currently involved in such discussions with Lucent, Ortel, Rockwell and the Lemelson Foundation. The Company does not believe that any of its products or processes violate any of the patents asserted by these parties and the Company further believes that it has meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to the Company such claims could materially and adversely affect the business, operating results and financial condition of the Company.

        From time to time, MRV is a defendant in lawsuits involving matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated financial statements.

12.     Stockholders' Equity

        Authorized Shares

        On May 10, 2000, the Board of Directors and stockholders of MRV approved an increase in the authorized number of shares of its $0.0017 par value common stock from 80.0 million to 160.0 million shares relating to the two-for-one stock split distributed on May 26, 2000. MRV is authorized to issue up to 1.0 million shares of its $0.01 par value preferred stock, of which none has been issued or outstanding as of December 31, 1999 and 2000.

        Stock Split

        The Board of Directors authorized the splitting of MRV's common stock on a two-for-one basis for stockholders of record on May 11, 2000 and the resulting shares from the split were distributed on May 26, 2000. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

        Stock Options

        MRV has various stock option and warrant plans that provide for granting options and warrants to purchase shares of MRV's common stock to employees, directors and non-employees performing consulting or advisory services for MRV. The plans provide for the granting of options, which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options. Under these plans, stocks option and warrant exercise prices generally equal the fair market value of MRV's common stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The plans provide for the issuance of 13.4 million shares of common stock over the remaining life of the plans.

        Stock option information with respect to MRV's stock option and warrant plans is as follows:

                                                     1998                        1999                        2000
                                              ----------------------      ----------------------       --------------------
                                                           Wtd. Avg.                   Wtd. Avg.                  Wtd. Avg.
                                              Shares       Ex. Price      Shares       Ex. Price       Shares     Ex. Price
                                              -------      ---------      ------       ---------       ------     ---------
        Outstanding, beginning of year         2,416         $4.39         4,082         $2.49          3,980       $4.36
        Granted                                2,000          9.24         1,122          9.21          5,959        8.14
        Exercised                               (236)         2.26          (744)         2.31         (1,660)       2.52
        Forfeited                                (98)         5.55          (480)         2.63            (67)       2.56
        Cancelled in repricing                (2,996)         8.93            --            --             --          --
        Granted in repricing                   2,996          2.63            --            --             --          --
        Outstanding, end of year               4,082         $2.49         3,980         $4.36          8,212       $6.29


        Information about stock options outstanding at December 31, 2000 is summarized as follows:

              Exercise Price         Number Outstanding As        Weighted Average       Number Exercisable As
                                            of 2000           Remaining Contract Life           of 2000
          -------------------        ---------------------    -----------------------    ---------------------
          $      1.82 - $2.63                3,511               6.29 Years                     3,337
          $      2.75 - $2.94                1,081               8.09 Years                       221
          $      3.00 - 33.00                3,620               9.55 Years                       322
                                           -------                                              -----
                                             8,212                                              3,880
                                           =======                                              =====



        Accounting for Stock-Based Compensation

        SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of a wards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123 had been applied. Net loss and net loss per share for each of the three years in the period ended December 31, 2000 would have increased to the following pro forma amounts (in thousands, except per share data):

                                                                   1998              1999            2000
                                                                ----------       -----------       -------
        Additional compensation expense                         $   1,835        $    2,888        $  24,998
        Pro forma net loss                                      $ (21,941)       $  (15,797)       $(177,951)
        Pro forma basic net loss per share                      $   (0.41)       $    (0.29)       $   (2.71)
        Pro forma diluted net loss per share                    $   (0.41)       $    (0.29)       $   (2.71)

        The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility ranging from 22 percent to 162 percent, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 4.23 percent to 6.73 percent for all years.

        Common Stock Purchase Warrants

        In connection with various public and private offerings of common stock and acquisitions MRV has issued warrants to purchase additional shares of common stock.

 A summary of warrant activities for the three years ended December 31, 2000 is as follows (in thousands, except share prices):

                                                              Number of Shares       Exercise Prices
                                                              ----------------       ----------------
        Balance, December 31, 1997                                  5,212            $  0.14 to 16.25
          Issued                                                      842                       17.50
          Exercised                                                  (132)               2.13 to 2.80
          Canceled                                                   (152)                       4.21
                                                                   ------            ----------------
        Balance, December 31, 1998                                  5,770               0.14 to 17.50
          Issued                                                        -                           -
          Exercised                                                  (874)              2.40 to 10.00
          Canceled                                                 (1,556)              0.14 to 13.38
                                                                   ------            ----------------
        Balance, December 31, 1999                                  3,340               2.13 to 17.50
          Issued                                                        -                           -
          Exercised                                                  (895)              2.29 to 16.25
          Canceled                                                     (5)                       2.13
                                                                   ------            ----------------
        Balance, December 31, 2000                                  2,440            $  2.13 to 17.50
                                                                   ======            ================


13.     Segment Reporting and Geographical Information

MRV operates under a business model that creates and manages start-up companies and independent business units. These companies fall into two segments: operating entities and development stage enterprises. Segment information is therefore being provided on this basis which differs from prior period presentations.

Development stage enterprises that MRV has created or invested in are developing optical components, subsystems and networks and products for the infrastructure of the Internet. Operating entities of MRV design, manufacture and distribute optical components, optical subsystems, optical networking solutions, and Internet infrastructure products.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices. MRV evaluates segment performance based on revenues and operating income (loss) of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of operations data below operating income.

Business Segment Net Revenues for each of the three years in the period ended December 31, 2000 (in thousands):

                                                                          Years Ended December 31,
                                                                --------------------------------------------
                                                                  1998              1999             2000
                                                                ---------        ----------        ---------
        Operating entities                                      $ 264,075        $  288,524        $ 319,394
        Development stage enterprises                                  --                --               --
                                                                ---------        ----------        ---------
                 Total revenues                                 $ 264,075        $  288,524        $ 319,394
                                                                =========        ==========        =========

There were no inter-segment sales for the years ended December 31, 2000, 1998 and 1999.

Business Segment Operating Income (Loss) for each of the three years in the period ended December 31, 2000 (in thousands):

                                                                          Years Ended December 31,
                                                                ---------------------------------------------
                                                                   1998              1999             2000
                                                                ----------       -----------       ----------
          Operating entities                                    $ (18,141)       $    4,017        $(100,759)
          Development stage enterprises                            (2,043)          (20,011)         (48,810)
                                                                ---------        ----------        ---------
                 Total operating loss                           $ (20,184)       $  (15,994)       $(149,569)
                                                                =========        ==========        =========

For each of the three years in the period ended and as of December 31, 2000, MRV had no single customer that accounted for more than 10 percent of revenues or accounts receivable. MRV does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region follows (in thousands):

                                                                          Year Ended December 31,
                                                                --------------------------------------------
                                                                  1998              1999             2000
                                                                ---------        ----------        ---------
        United States                                           $ 107,376        $  122,054        $ 119,190
        European Community                                        118,881           129,994          160,398
        Middle East                                                 5,634             4,166            2,483
        Pacific Rim                                                24,892            28,921           31,891
        Other                                                       7,292             3,389            5,432
                                                                ---------        ----------        ---------
                 Total net sales                                $ 264,075        $  288,524        $ 319,394
                                                                =========        ==========        =========

Operating loss before other income (expense), provision (benefit) for income taxes and extraordinary item (in thousands):

                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                   1998              1999             2000
                                                                ----------       -----------       ----------
        United States                                           $ (28,280)       $   (5,781)       $ (69,671)
        Foreign                                                     8,096           (10,213)         (79,898)
                                                                ---------        ----------        ---------
                Operating loss                                  $ (20,184)       $  (15,994)       $(149,569)
                                                                =========        ==========        =========

14.     LAN Business

In February 2000, MRV discontinued manufacturing and supporting its LAN product lines. In connection with his decision, MRV recorded one-time charges of approximately $13.8 million primarily related to the write-down of inventories. These charges have been included in "cost of goods sold" for the year ended December 31, 1999 in the accompanying consolidated statement of operations.

15.     401(K) Plans

MRV has 401(K) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans provide for MRV to make matching contributions to all eligible employees. In 1999 and 2000, approximately $679,000 and $731,000, respectively, was charged as expense related to these plans.

16.     Supplemental Statements of Cash Flow Information (in thousands)

                                                                    For the Years Ended December 31,
                                                           --------------------------------------------------
                                                            1998                   1999                2000
                                                           ------                 ------             --------
Supplemental disclosure of cash flow information:
     Cash paid during period for interest                  $2,569                 $1,652             $  3,635
     Cash paid during period for income taxes              $9,945                 $4,887             $    130
Supplemental schedule of noncash investing and financing
  activities:
   Fair value of asset acquired, net of cash               $   --                 $   --             $ 48,611
     received
   Less: Liabilities assumed                                   --                     --              (44,190)
                                                           ------                 ------             --------
   Cash received in acquisitions                           $   --                 $   --             $  4,421
                                                           ------                 ------             --------
   Cash used in acquisitions                                   --                     --               48,578
                                                           ------                 ------             --------
   Cash used in acquisitions,
     net of cash received                                  $   --                 $   --             $ 44,517
                                                           ======                 ======             ========
Common stock issued in connection
  with investments in subsidiaries                         $   --                 $   --             $ 90,126

17.     Quarterly Financial Data (Unaudited)

        (in thousands, except per share amounts)

                                                First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                -------------    --------------    -------------    --------------
        YEAR ENDED DECEMBER 31, 2000

        Revenues, net                             $ 65,072         $  73,935         $  82,720         $  97,667

        Costs and expenses:
          Cost of goods sold                        42,736            45,793            47,910            66,932
          Research and development                  11,891            14,758            21,803            25,626
          Selling, general and
             administrative                         16,028            26,467            52,699            29,506
          Amortization of goodwill and
             other intangibles                          --            12,055            27,348            27,411
                                                  --------         ---------         ---------         ---------
                                                    70,655            90,073           149,760           149,475
                 Operating loss                     (5,583)          (25,138)          (67,040)          (51,808)

          Other income (expense), net                 (488)           (1,190)           (5,764)           (2,136)
                                                  --------         ---------         ---------         ---------
                 Loss before provision
                   (benefit) for income
                   taxes and minority
                   interest                         (6,071)          (26,328)          (72,804)          (53,944)
          Provision (benefit) for income
             taxes                                    (494)            1,377             1,005            (7,286)
          Minority interest                           (287)              (45)             (570)            1,698
                                                  --------         ---------         ---------         ---------
                 Net loss                         $ (5,864)        $ (27,750)        $ (74,379)        $ (44,960)
                                                  ========         =========         =========         =========
        Basic and diluted earnings per
          share                                   $  (0.10)        $   (0.44)        $   (1.06)        $   (0.62)
        Basic and diluted weighted
          averages shares                           56,850            62,754            70,122            72,768
                                                  ========         =========         =========         =========
        YEAR ENDED DECEMBER 31, 1999

        Revenues, net                             $ 70,116         $  73,251         $  71,254         $  73,903

        Costs and expenses:
          Cost of goods sold                        46,366            47,595            44,653            58,828
          Research and development                   9,592             8,572             8,476             9,806
          Selling, general and
             administrative                         14,718            14,750            15,581            22,474
          Amortization of goodwill and
             other intangibles                          --             1,142               951             1,014
                                                  --------         ---------         ---------         ---------
                                                    70,676            72,059            69,661            92,122
                 Operating income (loss)              (560)            1,192             1,593           (18,219)

          Other income (expense), net                  278               132               165              (253)
                                                  --------         ---------         ---------         ---------
                 Income (loss) before provision
                   (benefit) for income
                   taxes and minority
                   interest                           (282)            1,324             1,758           (18,472)
          Provision (benefit) for income
             taxes                                     627               782             1,169            (4,731)
          Minority interest                             --               (17)              (22)              649
                                                  --------         ---------         ---------         ---------
                 Net income                       $   (909)        $     525         $     567         $ (13,092)
                                                  ========         =========         =========         =========
        Basic earnings (loss) per share           $  (0.02)        $    0.01         $    0.01         $   (0.24)
        Diluted earnings (loss) per share         $  (0.02)        $    0.01         $    0.01         $   (0.24)

        Basic weighted averages shares              53,300            53,472            53,868            55,082
        Diluted weighted averages shares            53,300            57,621            60,154            55,082
                                                  ========         =========         =========         =========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MRV Communications, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MRV Communications, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 19, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements takes as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and it not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ Arthur Andersen LLP

Arthur Andersen LLP


Los Angeles, California
February 19, 2001

                            MRV COMMUNICATIONS, INC.

                Schedule II -- Valuation and Qualifying Accounts
                                 (in thousands)


                                            Balance at                    Charged to
                                           Beginning of                    Costs and                      Balance at
                                              Period          Other        Expenses       Write-off     End of Period
                                           ------------     --------      ----------      ----------    -------------
Allowance for Doubtful Accounts
   Year ended December 31, 1998             $   4,252       $  2,647       $  2,591       $  (1,003)      $  8,487
   Year ended December 31, 1999             $   8,487       $     -        $  1,416       $  (1,452)      $  8,451
   Year ended December 31, 2000             $   8,451       $     -        $  4,683       $  (2,804)      $ 10,330