Form 10-Q
period 2001-03-31
MRV COMMUNICATIONS INC
filed 2001-05-15
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes [X]  No [ ]

As of April 30, 2001, there were 76,229,235 shares of Common Stock, $.0017 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                            Form 10-Q March 31, 2001

                                      Index


                                                                                PAGE NUMBER
                                                                                -----------
PART I      Financial Information

Item 1:     Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
        and December 31, 2000 (audited)                                               3

Condensed Consolidated Statements of Operations (unaudited) for the Three Months
        ended March 31, 2001 and 2000                                                 4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months
        ended March 31, 2001 and 2000                                                 5

Notes to Condensed Consolidated Financial Statements (unaudited)                      6

Item 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                        10

PART II OTHER INFORMATION                                                            27

Item 6. Exhibits and Reports on Form 8-K                                             27

SIGNATURE                                                                            28

As used in this Report, "we, "us", "our", "MRV" or the "Company" refer to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV Communications, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)


                                                                       March 31,    December 31,
                                                                         2001           2000
                                                                      (unaudited)    (audited)
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $  190,545     $  210,080
   Short-term investments,
     $54,871 and $56,181 restricted in 2001 and 2000, respectively        57,163         73,947
   Accounts receivable                                                    64,314         61,863
   Inventories                                                           102,921         77,005
   Deferred income taxes                                                  33,307         31,227
   Other current assets                                                   23,687         22,750
------------------------------------------------------------------------------------------------
        Total current assets                                             471,937        476,872

PROPERTY AND EQUIPMENT - At cost,
   net of depreciation and amortization                                   82,183         72,269

OTHER ASSETS:
   Goodwill and other intangibles, net                                   494,585        504,027
   Deferred income taxes                                                   7,009          6,209
   Investments                                                            31,728         31,734
   Loan financing costs and other                                          7,436          5,660
------------------------------------------------------------------------------------------------
                                                                      $1,094,878     $1,096,771

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of financing
     lease obligations and long-term debt                             $    3,094     $    2,937
   Accounts payable                                                       69,185         56,088
   Accrued liabilities                                                    32,750         34,044
   Short-term debt                                                        12,773          9,104
   Deferred revenue                                                        2,034          1,470
   Income taxes payable                                                    5,843          6,477
------------------------------------------------------------------------------------------------
        Total current liabilities                                        125,679        110,120

LONG-TERM LIABILITIES
   Convertible debentures                                                 89,646         89,646
   Capital lease obligations,
     net of current portion                                                  642            621
   Long-term debt                                                         60,822         60,257
   Other long-term liabilities                                             4,251          3,980
------------------------------------------------------------------------------------------------
        Total long-term liabilities                                      155,361        154,504

MINORITY INTEREST                                                         48,767         50,592
STOCKHOLDERS' EQUITY:
  Preferred stock $0.01 par value:
    Authorized - 1,000 shares; no shares issued or outstanding
  Common stock, $0.0017 par value:
    Authorized - 160,000 shares
    Issued - 74,634 shares in 2001 and 73,327 in 2000 -
    Outstanding - 74,586 shares in 2001 and 73,279 in 2000                   132            126
  Additional paid-in capital                                           1,080,886      1,060,650
  Accumulated deficit                                                   (225,622)      (171,330)
  Deferred stock compensation, net                                       (84,283)      (100,862)
  Treasury stock, 18 shares at cost in 2001 and 2000                        (133)          (133)
  Accumulated other comprehensive loss                                    (5,909)        (6,896)
------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                     765,071        781,555
------------------------------------------------------------------------------------------------
                                                                      $1,094,878     $1,096,771

                             See accompanying notes

                            MRV COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                        Three Months Ended
------------------------------------------------------------------------------
                                                     March 31,      March 31,
                                                       2001           2000
                                                    (Unaudited)    (Unaudited)
------------------------------------------------------------------------------
REVENUES, net                                        $ 100,104      $  65,072
------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of goods sold                                  66,391         42,736
    Research and development expenses                   25,005         11,891
    Selling, general and administrative
      expenses                                          38,412         15,014
    Amortization of goodwill and other
      intangibles                                       28,139          1,014
------------------------------------------------------------------------------
    Operating loss                                     (57,843)        (5,583)
    Other expense, net                                    (520)          (488)
    Credit for income taxes                             (2,683)          (494)
    Minority interest                                   (1,388)           287
------------------------------------------------------------------------------

NET LOSS                                             $ (54,292)     $  (5,864)
------------------------------------------------------------------------------

NET LOSS PER SHARE - BASIC                           $   (0.73)     $   (0.10)

NET LOSS PER SHARE - DILUTED                         $   (0.73)     $   (0.10)
------------------------------------------------------------------------------

SHARES USED IN PER - SHARE CALCULATION - BASIC          74,370         56,850

SHARES USED IN PER - SHARE CALCULATION - DILUTED        74,370         56,850
------------------------------------------------------------------------------


                             See accompanying notes

                            MRV Communications, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                 (In thousands)



                                                                                    Three Months Ended
                                                                                  -------------------------
                                                                                  March 31,        March 31,
                                                                                    2001             2000
                                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
                        Net cash used in operating activities                     $ (25,677)      $  (9,354)
                                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment, net of sales                           (16,432)            590
        Investments in partner companies                                               --            (9,680)
        Purchases of investments                                                          6          (7,266)
        Proceeds from sale or maturity of investments                                16,784           9,000
                                                                                  ---------       ---------
                        Net cash provided by (used in) investing activities             358          (7,356)
                                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                      385           1,903
        Payments on long-term debt                                                     (430)            --
        Payments on short-term debt                                                  (5,075)            --
        Borrowings on short-term debt                                                10,212             --
        Principal payments on capital lease obligations                                (295)           (289)
                                                                                  ---------       ---------
                        Net cash provided by financing activities                     4,797           1,614
                                                                                  ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES
        Cash and Cash Equivalents                                                       987             233
                                                                                  ---------       ---------
NET DECREASE IN CASH
        AND CASH EQUIVALENTS                                                        (19,535)        (14,863)

CASH AND CASH EQUIVALENTS,
        beginning of period                                                         210,080          34,330
                                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS,
        end of period                                                             $ 190,545          19,467
                                                                                  =========          ======














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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications and Subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the three months then ended.

2. Business Combinations

No material business combinations took place during the three months ended March 31, 2001. See our latest annual report on Form 10-K and management's discussion and analysis of financial conditions and results of operations in this 10-Q. The following unaudited pro forma financial information presents the combined results of operations with our acquisitions as if the acquisitions had occurred as of January 1, 2000, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred stock compensation charges. The unaudited pro forma share data assumes the shares issued in connection with these acquisitions were outstanding as of January 1, 2000. (in thousands, except per share amounts, unaudited)

                                        Three Months Ended March 31,
                                      ---------------------------------
                                        2001                     2000
                                      --------                 --------
Pro forma revenue                     $100,104                 $ 78,706
Pro forma net loss                     (48,208)                $(71,900)
Pro forma basic and diluted
  net loss per share                     (0.65)                $  (1.04)
Pro forma basic and diluted
  shares outstanding                    74,370                   69,176

3. Earnings Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the incremental shares issuable upon the assumed exercise of stock options. The effect of the assumed conversion of $90.0 million convertible debentures has not been included, as it would be antidilutive. For the three months ended March 31, 2001 and 2000, common stock equivalents were not considered in the diluted computation, as their effect was antidilutive.

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

                                               Three months ended March 31,
                                               ----------------------------
                                                  2001               2000
                                                 -------          -------
Net loss                                         $(54,292)        $(5,864)
Foreign currency translation                          987             233
                                                 --------         -------
Comprehensive loss                               $(53,305)        $(5,631)
                                                 ========         =======

5. Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories consist of the following as of March 31, 2001 and December 31, 2000 (in thousands):

                                        March 31,       December 30,
                                          2001               2000
                                        ---------       ------------
Raw materials                              53,244         $36,278
Work-in process                            24,478          17,721
Finished goods                             25,199          23,006
                                         --------         -------
                                         $102,921         $77,005
                                         ========         =======

6. Stock Distribution

On May 26, 2000, the Company completed a two-for-one stock split. The effect of this stock split has been reflected in the accompanying condensed consolidated financial statements for all periods presented.

7. Segment Reporting and Geographical Information

The Company operates under a business model that creates and manages start-up companies and independent business units. These companies fall into two segments, operating entities and development stage enterprises. Segment information is therefore being provided on this basis.

Development stage enterprises that the Company has created or invested in are developing optical components, subsystems and networks and products for the infrastructure of the Internet. Operating entities of the Company design, manufacture and distribute optical components, optical subsystems, optical networking solutions and Internet infrastructure products, and provide IT system integration services.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices in our latest annual report on Form 10-K. The Company evaluates segment performance based on revenues, operating income (loss) and total assets of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of operations data below operating income.

Business Segment Net Revenues for the three months ended March 31, 2001 and 2000 (in thousands):

                                            Three months ended March 31,
                                            ----------------------------
                                               2001             2000
                                              -------          -------
Operating entities                            100,104          $65,072
Development stage enterprises                      --               --
                                              -------          -------
        Total revenues                        100,104          $65,072
                                              =======          =======

There were no inter-segment sales in the three months ended March 31, 2001 and 2000.

Business Segment Profit (Loss) for the three months ended March 31, 2001 and 2000 (in thousands):

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2001           2000
                                                    -------        -------
Operating income (loss):
        Operating entities                          $(43,864)      $   248
        Development stage enterprises                (13,979)       (5,831)
Other income (expense)
        Interest expense related to
          convertible notes                           (1,125)       (1,125)
        Other income, net                              1,856         1,123
        Development stage enterprises                 (1,251)         (486)
                                                    --------       -------
Loss before credit for income taxes and
        minority interest                           $(58,363)      $(6,071)
                                                    ========       =======

For the three months ended and as of March 31, 2001, the Company had no single customer that accounted for more than 10 percent of revenue or accounts receivable. The Company does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region follows (in thousands).


                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2001           2000
                                                    -------        -------
United States                                      $  41,903       $26,919
Asia Pacific                                          14,820        10,508
European                                              41,318        26,198
Other                                                  2,063         1,447
                                                    --------       -------
        Total net sales                             $100,104       $65,072
                                                    ========       =======


Income (loss) before provision for income taxes (in thousands):


                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2001           2000
                                                    -------        -------
United States                                       $(29,483)      $(3,817)
Foreign                                              (27,492)       (2,541)
                                                    --------       -------
        Loss before credit for
          income taxes                              $(56,975)      $(6,358)
                                                    ========       =======


8.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. The Company adopted the statement in January 2001 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

9.  Supplemental Statement of Cash Flow Information (in thousands)

                                                    For the three months ended March 31,
                                                    ------------------------------------
                                                             2001           2000
                                                           -------        -------
Supplemental disclosure of cash flow information:
  Cash paid during period for interest                     $ 1,197         $  -
  Cash paid during period for taxes                        $ 4,540         $ 212

10. Supplemental Unaudited Pro Forma Financial Data

The purpose of the following unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 is to present the results of operations excluding certain charges such as non-cash amortization of goodwill and other intangibles, non-cash deferred compensation expense and expenses associated with development stage enterprises (in thousands, except per share data).

                                                             Pro Forma
                                                         ------------------
                                                         Three Months Ended
-------------------------------------------------------------------------------
                                                       March 31,      March 31,
                                                         2001           2000
                                                      (Unaudited)    (Unaudited)
-------------------------------------------------------------------------------
REVENUES, net                                          $100,104       $ 65,072
-------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of goods sold                                   64,108         42,736
    Research and development expenses                     9,246          6,060
    Selling, general and administrative expenses         23,527         15,014
-------------------------------------------------------------------------------
    Operating income                                      3,223          1,262
    Other income (expense), net                             731             (2)
    Provision for income taxes                            1,773            669
    Minority interests                                      820            287
-------------------------------------------------------------------------------

NET INCOME                                             $  1,361       $    304
-------------------------------------------------------------------------------

NET INCOME PER SHARE - BASIC                           $   0.02       $   0.01

NET INCOME PER SHARE - DILUTED                         $   0.02       $   0.00
-------------------------------------------------------------------------------

SHARES USED IN PER - SHARE CALCULATION - BASIC           74,370         56,850

SHARES USED IN PER - SHARE CALCULATION - DILUTED         80,434         63,162
-------------------------------------------------------------------------------
RECONCILIATION
NET INCOME, pro forma                                  $  1,361       $    304
LESS:
    Amortization of goodwill and other intangibles       28,139          1,014
    Deferred compensation expense                        18,948             --
    Expenses of development stage enterprises            15,230          5,154
    Tax effects of above items                           (4,456)            --
    Minority interest in above items                     (2,208)            --
-------------------------------------------------------------------------------
NET LOSS, as reported                                  $(54,292)      $ (5,864)
-------------------------------------------------------------------------------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE CONDENSED FINANCIAL STATEMENTS AND THE NOTES TO CONDENSED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT US AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE "FORWARD LOOKING STATEMENTS" SECTION AND THE "CERTAIN RISK FACTORS THAT COULD AFFECT FUTURE RESULTS" SECTION OF THIS FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

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

During 2000, we completed several strategic acquisitions. These acquisitions were made to expand our product offering, enhance our technological expertise and expand our manufacturing capabilities. These acquisitions are summarized in item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in our Annual Report on Form 10-K for the year ended December 31, 2000. We plan to continue to pursue and seek out future acquisitions that provide synergies with existing product offerings and technology or allow us to penetrate into new markets and grow our business model.

Goodwill and other intangibles from these acquisitions totaled $463.9 million. For the three months ended March 31, 2001, we recorded amortization of goodwill and other intangibles from these acquisitions of $28.1 million. We expect to record amortization charges of goodwill for these acquisitions of approximately $494.6 million until they are fully amortized in 2005.

In connection with these acquisitions, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase our common stock. The fair values of these options were $105.2 million and have been recorded as deferred stock compensation. Deferred stock compensation amortization expense for the three months ended March 31, 2001 relating to these stock options was approximately $17.7 million. We expect to incur approximately $78.8 million of total deferred stock compensation, which will be fully amortized by 2004. Deferred stock compensation is being amortized using the graded method using an estimated employment period of four years.

In July 2000, we and our subsidiary, Luminent, entered into four year employment agreements with Luminent's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent's common stock. The options were granted to Luminent's executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation from these option grants reported for the three months ended March 31, 2001 was $1.3 million and we will incur additional deferred stock compensation of approximately $5.5 million through 2004.

We reported a net loss of $54.3 million for the three months ended March 31, 2001. A significant portion of the net loss was due to the amortization of goodwill and intangibles and deferred stock compensation related to our recent acquisitions and our employment arrangements with Luminent's President and Chief Financial Officer. We will continue to record amortization of goodwill and other intangibles through 2005 and deferred stock compensation through 2004 relating to these acquisitions and our employment arrangements with Luminent's executives. As a consequence of this amortization of goodwill and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

On November 10, 2000, Luminent, our publicly owned subsidiary, completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications networks. We have announced plans to distribute all of our shares of Luminent common stock to our stockholders on the later of three months after the receipt of a favorable private letter ruling from the Internal Revenue Service or six months after Luminent's public offering, although we are not obligated to do so. There are various conditions that must be satisfied or waived by us in our sole discretion, prior to the distribution. These conditions include, among other things:

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

On October 6, 2000, our wholly owned subsidiary Optical Access filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. Optical Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office. The registration statement related to these securities has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. This announcement does not constitute an offer to sell or the solicitation of an offer to buy. There will not be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total net sales for the three months ended March 31, 2001 and 2000.

                                                       Three Months Ended
                                                      March 31,     March 31,
                                                        2001          2000
                                                     (Unaudited)   (Unaudited)
REVENUES, net                                            100%          100%
                                                        ----          ----
COSTS AND EXPENSES:
    Cost of goods sold                                    66            66
    Research and development expenses                     25            18
    Selling, general and administrative expenses          38            23
    Amortization of goodwill and other intangibles        28             2
                                                        ----          ----
    Operating loss                                       (58)           (9)
    Other expense, net                                    (1)           (1)
    Credit for income taxes                               (3)           (1)
    Minority interest                                     (1)            0
                                                        ----          ----
NET LOSS                                                 (54)%          (9)%
                                                        ====          ====

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Sales. We generally recognize revenue upon shipment of our products. We defer revenue recognition on shipment of products where return privileges exist until the products are sold through to end-users. Net sales for the first quarter increased 54%, to $100.1 million from $65.1 million for the three months ended March 31, 2000. This increase was due in part to an increase in our fiber optic components business, specifically relating to existing business and growth through recent acquisitions. The expansion of the fiber optic industry in recent quarters has also contributed to our increase in net sales. Further growth was due to the Internet infrastructure products, such as greater acceptance of our In-Reach(TM) product line, which enables remote management of data networks, and products designed for wireless networks.

Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the first quarter of 2001 increased 51%, to $33.7 million from $22.3 million for the three months ended March 31, 2000. Prior to deferred stock compensation expenses, gross profit would have increased 61%, to $36.0 million for the three months ended March 31, 2001.

Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin remained constant at 34% for the both three months ended March 31, 2001 and 2000. Prior to deferred stock compensation expenses, gross margin would have increased to 36% for the three months ended March 31, 2001. Our increase in gross margin prior to deferred stock compensation expenses is partly a result of our decision in February 2000 to discontinue the production and sale of low margin LAN switches for enterprise networks. It was also attributable to the increased sale of higher margin products such as those for 3G wireless networks and other Internet infrastructure products.

Research and Development (R&D). R&D expenses increased 110%, to $25.0 million for the first quarter of 2001 from $11.9 million for the three months ended March 31, 2000. R&D expenses of consolidated development stage enterprises reflects the costs incurred by consolidated development stage enterprises. These expenses were $8.0 million or 8% of revenues for the three months ended March 31, 2001 as compared to $5.8 million or 9% of revenues for the three months ended March 31, 2000, an increase of $3.2 million or 38%. Prior to deferred stock compensation expenses, R&D expenses would have increased 53%, to $9.2 million. The growth in R&D expense demonstrates our commitment to product development and continuing technological advancement. The increase in R&D expenses of consolidated development stage enterprises is due to the acceleration in the growth of those enterprises consistent with their objectives of bringing new products to market.

Selling, General and Administrative (SG&A). SG&A expenses increased 156%, to $38.4 million for the first quarter of 2001 from $15.0 million for the three months ended March 31, 2000. SG&A expenses were 38% of net sales for the first quarter of 2001, compared to 23% of net sales for the three months ended March 31, 2000. Prior to deferred stock compensation expenses, SG&A would have increased 57%, to $23.5 million and would have been 24% of net sales, compared to 23% of net sales for the three months ended March 31, 2000. The increases principally resulted from our recent acquisitions. Furthermore, we have increased personnel and related costs in our operating entities in line with our business expansion.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $28.1 million for the first quarter of 2001 from $1.0 million for the three months ended March 31, 2000. The increase in these costs was affected by our recent acquisitions. We expect to incur additional amortization of goodwill and other intangibles resulting from these acquisitions totaling approximately $26.5 million each quarter until fully amortized in 2005. Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and intangibles may be recorded.

Interest and Other Income and Expense. In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated debentures due in 2003. The debentures were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of the Notes at a discount from the stated amount. We incurred $1.2 million in interest expense relating to the Notes for the three months ended March 31, 2001 and 2000.

The increase in expense in other expenses, net is primarily attributed to the costs of our unconsolidated development stage enterprises of $1.3 million for the three months ended March 31, 2001 as compared to $486,000 for the three months ended March 31, 2000. The remaining components of other expense, net is primarily interest income recognized from short-term and long-term investments.

Credit for Income Taxes. The credit for income taxes for the three months ended March 31, 2001 was $2.7 million, compared to a credit of $494,000 for three months ended March 31, 2000. The increase in the credit for income taxes in 2001 over 2000 was primarily attributable to a larger loss for tax purposes in 2001. Our income tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and varying tax rates in those jurisdictions.

Liquidity and Capital Resources

On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share and raising net proceeds of approximately $132.3 million.

Cash and cash equivalents were $190.5 million at March 31, 2001, compared to $210.1 million at December 31, 2000. As of March 31, 2001, we had working capital of $346.3 million, compared with $366.8 million as of December 31, 2000. The ratio of current assets to current liabilities at March 31, 2001 was 3.8 to 1, compared to 4.3 to 1 at December 31, 2000. These decreases are primarily attributable to capital expenditures.

Cash used in operating activities was $25.7 million for the three months ended March 31, 2001, compared to cash used in operating activities of $9.4 million for the three months ended March 31, 2000. Cash used in operating activities was primarily impacted by our net loss, partially offset by the amortization of goodwill and amortization of deferred stock compensation. The increase in cash used in operating activities was also a result of an overall increase in our current assets.

Cash provided by investing activities was $358,000 for the three months ended March 31, 2001, compared to cash used in investing activities of $7.4 million for the three months ended March 31, 2000. We spent approximately $16.4 million on the purchase of property and equipment for business expansion and increased manufacturing capacity. We received cash of $16.8 million from the sale of investments.

Cash provided by financing activities was primarily generated through short-term borrowings during the three months ended March 31, 2001 and through proceeds from the issuance of common stock during the three months ended March 31, 2000.

In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated debentures due 2003 in a private placement raising net proceeds of $96.4 million. The debentures are convertible into our common stock at a conversion price of $13.52 per share (equivalent to a conversion rate of approximately 73.94 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 7.4 million shares of our common stock. The debentures bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The debentures have a five-year term and are callable by us on or after June 15, 2001. The premiums payable to call the debentures are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption.

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

Recently Issued Accounting Standards

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. We adopted this statement in January 2001 and the adoption of this statement did not have a material impact on our financial position or results of operations.

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

We reported a net loss of $153.0 million for the year ended December 31, 2000 and $54.2 million for the three months ended March 31, 2001. A major contributing factor to the net losses was the amortization of goodwill and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent's President and Chief Financial Officer. We will continue to record amortization of goodwill and deferred stock compensation relating to these acquisitions and our employment arrangements with Luminent's executives going forward. As a consequence of this amortization of goodwill and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver products to customers that are highly reliable, operate with its existing equipment, lower the customer's costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological changes would significantly harm our business.

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

The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of, depending on the products, many months or more. In addition, some of our customers require that our products be subjected to lifetime and reliability testing, which also can take months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Even after acceptance of orders, our customers often change the scheduled delivery dates of their orders. Because of the evolving nature of the optical networking and network infrastructure markets, we cannot predict the length of these sales, development or delivery cycles. As a result, these long sales cycles may cause our net sales and operating results to vary significantly and unexpectedly from quarter-to-quarter, which could cause volatility in our stock price.

MACROECONOMIC FACTORS COULD NEGATIVELY IMPACT OUR GROWTH PLAN.

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, could detrimentally impact demand for communication products, thereby resulting in reduced demand for optical components in general. These factors could negatively affect our ability to execute our growth plan.

As a result of recent unfavorable economic conditions and reduced capital spending, sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, were impacted during the last quarter of 2000, the first quarter of 2001 and may be similarly impacted in the second quarter of 2001. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories. If the economic conditions in the United States worsen generally or in the fiber optics and networking equipment businesses particularly, or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies in particular, and that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could have a ripple effect on us and cause our stock price to decline. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

FLUCTUATIONS IN THE PRICE OF THE COMMON STOCK OF OUR PUBLICLY TRADED SUBSIDIARY, LUMINENT, INC., MAY AFFECT THE PRICE OF OUR COMMON STOCK.

The stock of our subsidiary, Luminent began trading publicly in November 2000. We own approximately 92% of Luminent. On April 30, 2001, our equity interest in Luminent had a market value of approximately $613.4 million (based on Luminent's closing price of $4.26 per share on that date and our ownership of 144 million shares of Luminent's common stock), which is significant with respect to our market value of approximately $578.6 million (based on a closing price of $7.59 per share of our common stock and 76,229,235 shares of our common stock outstanding on that date). Fluctuations in the price of Luminent's common stock are likely to affect the price of our common stock. The market price of Luminent's common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to its operating performance.

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

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the periods indicated below:

               Three months ended           Percent of total revenue
               March 31,                    from foreign sales
               -------------------          ------------------
               2000                                  59%
               2001                                  58%

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

     - incurrence of amortization expenses related to goodwill and other intangible assets and deferred compensation charges similar to those arising with the acquisitions of Fiber Optic Communications, Optronics, Quantum Optech, Jolt and Astroterra in 2000;

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

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE.

We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot assure you that our pending patent applications will be approved, that any patents that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies. In April 1999, we received a written notice from Rockwell International Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes. In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent's patents falling into the general category of communications technology, with a focus on networking functionality. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our photodiode module products. In July 2000, we received written notice from Nortel Networks which claimed we violated Nortel's patent relating to technology associated with local area networks. In May 2001, we received written notice from IBM which claims that several of our optical components and Internet infrastructure products make use of inventions covered by certain patents claimed by IBM. We are evaluating the patents noted in the letters. Others' patents, including Lemelson's, Rockwell's, Lucent's, Ortel's, Nortel's and IBM's, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent, Ortel, Nortel or IBM patents, or those of other companies. Lemelson, Rockwell, Lucent, Ortel, Nortel or IBM, or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, including Lemelson, Rockwell, Lucent, Ortel, Nortel or IBM, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

WE ARE DEPENDENT ON CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT.

We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors and Chief Technical Officer, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of key man life insurance policies in the amounts of $1.0 million each on their lives. However, we can give no assurance that the proceeds from these policies will be sufficient to compensate us in the event of the death of either of these individuals, and the policies are not applicable in the event that either of them becomes disabled or is otherwise unable to render services to us.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Not applicable

(b) Reports on Form 8-K

No report on Form 8-K was filed during the quarter covered by this Report.

                                    Signature

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.


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