Form 10-Q
period 2001-06-30
MRV COMMUNICATIONS INC
filed 2001-08-16
CIK 887969

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-0900

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

As of July 30, 2001, there were 77,361,627 shares of Common Stock, $.0017 par value per share, outstanding.

MRV COMMUNICATIONS, INC.
Form 10-Q, June 30, 2001
Index

As used in this Report, “we, “us”, “our”, “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

MRV Communications, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30,	December 31,
	2001	2000
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$174,887	$210,080

Short-term investments, $52,907 and $56,181 restricted in 2001 and 2000, respectively	55,704	73,947

Accounts receivable	59,731	61,863

Inventories	72,123	77,005

Deferred income taxes	34,307	31,227

Other current assets	26,812	22,750

Total current assets	423,564	476,872

PROPERTY AND EQUIPMENT — At cost, net of depreciation and amortization	75,291	72,269

OTHER ASSETS:

Goodwill and intangibles	475,496	504,027

Deferred income taxes	7,797	6,209

Investments	28,164	31,734

Other non-current assets	12,835	5,660

	$1,023,147	$1,096,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of capital lease obligations and long-term debt	$2,642	$2,937

Accounts payable	68,644	56,088

Accrued liabilities	31,867	34,044

Short-term debt	12,976	9,104

Deferred revenue	1,663	1,470

Income taxes payable	—	6,477

Total current liabilities	117,792	110,120

LONG-TERM LIABILITIES:

Convertible debentures	89,646	89,646

Capital lease obligations, net of current portion	566	621

Long-term debt	60,399	60,257

Other long-term liabilities	4,571	3,980

MINORITY INTEREST	39,868	50,592

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value:

Authorized — 1,000 shares; no shares issued or outstanding

Common stock, $0.0017 par value:

Authorized — 160,000 shares

Issued — 77,317 shares in 2001 and 73,327 in 2000

Outstanding — 77,269 shares in 2001 and 73,279 in 2000	132	126

Additional paid-in capital	1,097,915	1,060,650

Accumulated deficit	(319,761)	(171,330)

Deferred stock compensation, net	(60,041)	(100,862)

Treasury stock, 48 shares at cost in 2001 and 2000	(133)	(133)

Accumulated other comprehensive loss	(7,807)	(6,896)

Total stockholders’ equity	$710,305	$781,555

	$1,023,147	$1,096,771

See accompanying notes

MRV Communications, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Six Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$189,634	$139,007	$89,530	$73,935

COSTS AND EXPENSES:

Cost of goods sold	155,156	88,529	88,765	45,793

Research and development expenses	50,787	26,649	25,782	14,758

Selling, general and administrative expenses	82,123	41,481	43,711	26,467

Amortization of goodwill and intangibles from acquisitions	57,167	13,069	29,028	12,055

Operating loss	(155,599)	(30,721)	(97,756)	(25,138)

Other expense, net	(2,893)	(1,678)	(2,373)	(1,190)

Provision (credit) for income taxes	(3,622)	883	(939)	1,377

Minority interest	(6,439)	332	(5,051)	45

NET LOSS	$(148,431)	$(33,614)	$(94,139)	$(27,750)

NET LOSS PER SHARE — BASIC AND DILUTED	$(1.97)	$(0.56)	$(1.24)	$(0.44)

SHARES USED IN PER-SHARE CALCULATION — BASIC AND DILUTED	75,245	59,839	76,111	62,754

See accompanying notes

MRV Communications, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities	$(43,529)	$(5,039)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(26,580)	(2,588)

Investments in unconsolidated partner companies	—	(10,785)

Purchases of minority interest in consolidated subsidiaries and short-term investments	(59,521)	(9,096)

Proceeds from sale or maturity of investments	71,150	12,216

Cash used in acquisitions and equity purchases, net of cash received	—	(45,391)

Net cash used in investing activities	(14,951)	(55,644)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	—	68,510

Net proceeds from issuance of common stock	20,534	6,001

Borrowings on long-term debt	373	—

Payments on short-term debt	(92)	—

Borrowings on short-term debt	3,587	—

Principal payments on capital lease obligations	(204)	(493)

Net cash provided by financing activities	24,198	74,018

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(911)	(2,458)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,193)	10,877

CASH AND CASH EQUIVALENTS, beginning of period	210,080	34,330

CASH AND CASH EQUIVALENTS, end of period	$174,887	$45,207

See accompanying notes

MRV Communications, Inc.
Notes To Condensed Consolidated Financial Statements

1. General

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications and Subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the six and three months then ended.

2. Business Combinations

No material business combinations took place during the six and three months ended June 30, 2001. See our latest annual report on Form 10-K and management’s discussion and analysis of financial conditions and results of operations in this 10-Q. The following unaudited pro forma financial information presents the combined results of operations with the acquisitions as if the acquisitions had occurred as of January 1, 2000, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred stock compensation charges. The unaudited pro forma share data assumes the shares issued in connection with these acquisitions were outstanding as of January 1, 2000. (in thousands, except per share amounts; unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Pro forma revenue	$189,634	$146,065	$89,530	$75,026

Pro forma net loss	(148,431)	(33,087)	(94,139)	(27,398)

Pro forma basic and diluted net loss per share	$(1.97)	$(0.55)	$(1.24)	$(0.44)

3. Earnings Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the incremental shares issuable upon the assumed exercise of stock options and conversion of the convertible debentures. The effect of the assumed conversion of $89.6 million convertible debentures has not been included, as it would be anti-dilutive. For the six and three months ended June 30, 2001 and 2000, common stock equivalents were also not considered in the diluted computation, as their effect was anti-dilutive.

4. Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” For year-end financial statements, SFAS No. 130 requires that net income (loss) and all other non-owner changes in equity be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard requires companies to display the components of comprehensive income as follows (in thousands).

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(148,431)	$(33,614)	$(94,139)	$(27,750)

Foreign currency translation	(911)	(2,458)	(1,898)	(2,691)

Comprehensive loss	$(149,342)	$(36,072)	$(96,037)	$(30,441)

5. Cash and Cash Equivalents

MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. As of June 30, 2001 and December 31, 2000, cash, cash equivalents and short-term investments of $93.0 million and $132.9 million, respectively, were held by MRV's publicly traded subsidiary Luminent.

6. Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories consist of the following as of June 30, 2001 and December 31, 2000 (in thousands):

	June 30,	Dec 31,
	2001	2000

Raw materials	$28,033	$36,278

Work-in process	24,249	17,721

Finished goods	19,841	23,006

	$72,123	$77,005

7. Stock Distribution

On May 26, 2000, the Company completed a two-for-one stock split. The effect of this stock split has been reflected in the accompanying condensed consolidated financial statements for all periods presented.

8. Segment Reporting and Geographical Information

The Company operates under a business model that creates and manages start-up companies and independent business units. These companies fall into two segments: operating entities and development stage enterprises. Segment information is therefore being provided on this basis.

Development stage enterprises that the Company has created or invested in develop optical components, subsystems and networks and products for the infrastructure of the Internet. Operating entities of the Company design, manufacture and distribute optical components, optical subsystems, optical networking solutions and Internet infrastructure products, and provide IT system integration services.

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

Business Segment Net Revenues for the six and three months ended June 30, 2001 and 2000 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Operating entities	$189,634	$139,007	$89,530	$73,935

Development stage enterprises	—	—	—	—

Total revenues	$189,634	$139,007	$89,530	$73,935

There were no inter-segment sales in the six and three months ended June 30, 2001 and 2000.

Business Segment Loss for the six and three months ended June 30, 2001 and 2000 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Operating loss

Operating entities	$(127,358)	$(17,439)	$(83,494)	$(17,687)

Development stage enterprises	(28,241)	(13,282)	(14,262)	(7,451)

Other income (expense)

Interest expense related to convertible debentures	(2,250)	(2,250)	(1,125)	(1,125)

Other income, net	2,401	2,009	545	886

Development stage enterprises	(3,044)	(1,437)	(1,793)	(951)

Loss before provision (credit) for income taxes and minority interest	$(158,492)	$(32,399)	$(100,129)	$(26,328)

For the six months ended and as of June 30, 2001, the Company had no single customer that accounted for more than 10 percent of revenue or accounts receivable. The Company does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region follows (in thousands).

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

United States	$69,578	$55,032	$27,675	$28,113

Asia Pacific	26,454	18,171	11,634	14,084

European	89,750	62,543	48,432	30,050

Other	3,852	3,261	1,789	1,688

Total net sales	$189,634	$139,007	$89,530	$73,935

Loss before provision (credit) for income taxes (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

United States	$(82,818)	$(25,756)	$(53,335)	$(22,224)

Foreign	(69,235)	(6,975)	(41,743)	(4,149)

Loss before provision (credit) for income taxes	$(152,053)	$(32,731)	$(95,078)	$(26,373)

9. Restructuring and Other One-time Charges

In the second quarter of 2001, the management of Luminent, our publicly traded subsidiary, approved and implemented a restructuring plan and other one-time charges as a result of the dramatic slowdown in demand for communications equipment. During the three months ended June 30, 2001, Luminent recorded restructure and other one-time charges totaling $41.2 million resulting from the lower demand for Luminent’s products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

Luminent’s restructuring activities primarily involve employee severance costs, abandonment and non-utilization of assets and other similar actions. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future benefit or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future benefit or become a penalty incurred for termination of the obligation.

Restructuring costs totaling $14.5 million consisting of severance and outplacement of terminated employees and exit costs are included in the results of operations. The restructuring activities as described above, resulted in 150 layoffs during the three months ended June 30, 2001 and will result in additional layoffs of approximately 450 personnel, bringing Luminent’s total workforce to approximately 1,200 employees. Affected employees will come from all divisions and areas of Luminent. The majority of affected employees will be in the manufacturing group.

A summary of the restructuring costs consists of the following (in thousands):

			Remaining
	Provision	Utilized	Balance

Exit Costs

Asset impairment	$8,904	$8,904	$—

Closed and abandoned facilities	1,108	—	1,108

Other commitments	2,402	—	2,402

Other	991	—	991

	13,405	8,904	4,501

Employee severance costs	1,072	196	876

	$14,477	$9,100	$5,377

In addition to the costs associated with the restructuring plan, Luminent also recorded a one-time $26.1 million charge to write-down inventory to realizable value and an additional $598,000 charge to bad debt. Furthermore, Luminent is undertaking a formal review of the goodwill generated in its acquisitions and it may record additional impairment charges when the review is completed in the fourth quarter of 2001.

10. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The Company adopted the statement in January 2001 and the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current revenue recognition policy is consistent with the guidance of SAB No. 101.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on MRV’s financial position or results of operations.

The FASB recently approved two statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our result of operation and financial position. The most significant anticipated effect on our financial statement on adoption would be discontinuing goodwill amortization and the possible recording of a goodwill impairment loss measured as of the date of adoption.

11. Supplemental Statement of Cash Flow Information (in thousands)

	Six Months Ended June 30,

	2001	2000

Supplemental disclosure of cash flow information:

Cash paid during period for interest	$4,675	$1,718

Cash paid during period for taxes	$6,455	$417

12. Supplemental Unaudited Pro Forma Financial Data

The purpose of the following unaudited pro forma condensed consolidated statements of operations for the six and three months ended June 30, 2001 and 2000 is to present the results of operations excluding certain charges such as non-cash amortization of goodwill and other intangibles, non-cash deferred stock compensation expenses, cost incurred in connection with the Optical Access IPO, and expenses associated with development stage enterprises (in thousands, except per share data).

	Six Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$189,634	$139,007	$89,530	$73,935

COSTS AND EXPENSES:

Cost of goods sold	121,804	88,529	57,696	45,793

Research and development expenses	17,137	13,367	7,891	7,307

Selling, general and administrative expenses	45,051	34,153	21,524	19,139

Operating income	5,642	2,958	2,419	1,696

Other income (expense), net	167	(241)	(564)	(239)

Provision for income taxes	2,124	883	351	214

Minority interests	1,031	332	211	45

NET INCOME	$2,654	$1,502	$1,293	$1,198

NET INCOME PER SHARE — BASIC	$0.04	$0.03	$0.02	$0.02

NET INCOME PER SHARE — DILUTED	$0.03	$0.02	$0.02	$0.02

SHARES USED IN PER-SHARE CALCULATION — BASIC	75,245	59,839	76,111	62,754

SHARES USED IN PER-SHARE CALCULATION — DILUTED	80,847	66,767	81,229	68,925

RECONCILIATION

NET INCOME, pro forma	$2,654	$1,502	$1,293	$1,198

LESS:

Amortization of goodwill and other intangibles	57,167	13,069	29,028	12,055

Deferred stock compensation expense	33,796	7,328	14,848	7,328

One-time charges reported by Luminent	41,232	—	41,232	—

Expenses of development stage enterprises	31,285	14,719	16,055	9,565

Costs incurred in connection with Optical Access’ IPO	1,003	—	1,003	—

Tax effects of above items	(5,928)	—	(1,452)	—

Minority interest in above items	(7,470)	—	(5,282)	—

NET LOSS, as reported	$(148,431)	$(33,614)	$(94,139)	$(27,750)

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE CONDENSED FINANCIAL STATEMENTS AND THE NOTES TO CONDENSED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT US AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE “FORWARD LOOKING STATEMENTS” SECTION AND THE “CERTAIN RISK FACTORS THAT COULD AFFECT FUTURE RESULTS” SECTION OF THIS FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

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

During 2000, we completed several strategic acquisitions. These acquisitions were made to expand our product offering, enhance our technological expertise and expand our manufacturing capabilities. These acquisitions are summarized in item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” in our Annual Report on Form 10-K for the year ended December 31, 2000. We plan to continue to pursue and seek out future acquisitions that provide synergies with existing product offerings and technology or allow us to penetrate into new markets and grow our business model.

Goodwill and other intangibles from these acquisitions totaled $463.9 million as of June 30, 2001. For the six and three months ended June 30, 2001, we recorded amortization of goodwill and other intangibles from these acquisitions of $57.2 million and $29.0 million, respectively. We expect to record amortization charges of goodwill for these acquisitions of approximately $29.0 million per quarter until December 31, 2001. At January 1, 2002, we intend to implement SFAS No. 142, “Goodwill and Other Intangible Assets.” (see Recently Issued Accounting Standards).

In connection with these acquisitions, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase our common stock. The fair values of these options were $105.2 million and have been recorded as deferred stock compensation. Deferred stock compensation amortization expenses for the six and three months ended June 30, 2001 relating to these stock options were approximately $33.8 million and $14.8 million, respectively, compared with $7.3 million in both the three and six month periods ending June 30, 2000. We expect to incur approximately $78.8 million of total deferred stock compensation, which will be fully amortized by 2004. Deferred stock compensation is being amortized using the graded method using an estimated employment period of four years.

In July 2000, we and our subsidiary, Luminent, entered into four year employment agreements with Luminent’s President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent’s common stock. The options were granted to Luminent’s executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation from these option grants reported for the six and three months ended June 30, 2001 were $13.0 million and $5.8 million, respectively, and we will incur additional deferred stock compensation of approximately $25.0 million through 2004.

We reported a net loss of $148.4 million and $94.1 million for the six and three months ended June 30, 2001 respectively. A significant portion of the net loss was due to the amortization of goodwill and intangibles and deferred stock compensation related to our recent acquisitions and our employment arrangements with Luminent’s President and Chief Financial Officer. We will continue to record amortization of goodwill and other intangibles through 2005, and deferred stock compensation through 2004, relating to these acquisitions and our employment arrangements with Luminent’s executives. As a consequence of this amortization of goodwill and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

On November 10, 2000, Luminent, our publicly owned subsidiary, completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications networks. We have announced plans to distribute all of our shares of Luminent common stock to our stockholders on the later of three months after the receipt of a favorable private letter ruling from the Internal Revenue Service or six months after Luminent’s public offering, although we are not obligated to do so. There are various conditions that must be satisfied or waived by us in our sole discretion, prior to the distribution. These conditions include, among other things:

•	all required government approvals must be in effect;

•	our redemption or repayment of our outstanding convertible subordinated debentures;

•	no legal restraints must exist preventing this distribution; and

•	nothing must have happened in the intervening time between the Luminent offering and the distribution, including a future change in market or economic conditions or in our or Luminent’s business and financial condition, that causes our board of directors to conclude that the distribution is not in our best interest or the best interest of our stockholders.

The exact distribution formula and record date to qualify for any distribution will be determined at a future date.

On October 6, 2000, our wholly owned subsidiary Optical Access filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. Optical Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider’s central office. The registration statement related to these securities has not yet become effective and may not ever become effective. Because of the time lapse since the initial filing, we have expensed in this quarter, ended June 30, 2001, all costs ($1.0 million) of this offering. These securities may not be sold, nor may offers to buy these securities be accepted, prior to the time the registration statement becomes effective. This announcement does not constitute an offer to sell or the solicitation of an offer to buy. There will not be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

In the second quarter of 2001, the management of Luminent, our publicly traded subsidiary, approved and implemented a restructuring plan and other one-time charges as a result of the dramatic slowdown in demand for communications equipment. During the three months ended June 30, 2001, Luminent recorded restructure and other one-time charges totaling $41.2 million resulting from the lower demand for Luminent’s products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

Luminent’s restructuring activities primarily involve employee severance costs, abandonment and non-utilization of assets and other similar actions. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future benefit or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future benefit or become a penalty incurred for termination of the obligation.

Restructuring costs totaling $14.5 million consisting of severance and outplacement of terminated employees and exit costs are included in the results of operations. The restructuring activities as described above, resulted in 150 layoffs during the three months ended June 30, 2001 and will result in additional layoffs of approximately 450 personnel, bringing Luminent’s total workforce to approximately 1,200 employees. Affected employees will come from all divisions and areas of Luminent. The majority of affected employees will be in the manufacturing group.

A summary of the restructuring costs consist of the following (in thousands):

			Remaining
	Provision	Utilized	Balance

Exit Costs

Asset impairment	$8,904	$8,904	$—

Closed and abandoned facilities	1,108	—	1,108

Other commitments	2,402	—	2,402

Other	991	—	991

	13,405	8,904	4,501

Employee severance costs	1,072	196	876

	$14,477	$9,100	$5,377

In addition to the costs associated with the restructuring plan, Luminent also recorded a one-time $26.1 million charge to write-down inventory to realizable value and an additional $598,000 charge to bad debt. Furthermore, Luminent is undertaking a formal review of the goodwill generated in its acquisitions and it may record additional impairment charges when the review is completed in the fourth quarter of 2001.

MARKET CONDITIONS AND CURRENT OUTLOOK

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for optical components. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during the last six months, and appear to continue to affect these industries in the third quarter of 2001 and may affect them beyond the third quarter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.

As a result of the current slowdown in the communications industry we have recorded in our consolidated results for the three and six months ended June 30, 2001 a one-time charge for Luminent’s write-down of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges, totaling $41.2 million, resulted from the lower demand for Luminent’s products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. These charges include the write-down of inventory of $26.1 million, asset impairment of $8.9 million, and other restructuring and non-recurring items related to the recent market conditions of $6.2 million.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total net sales for the six and three months ended June 30, 2001 and 2000.

	Six Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	100%	100%	100%	100%

COSTS AND EXPENSES:

Cost of goods sold	82	64	99	62

Research and development expenses	27	19	29	20

Selling, general and administrative expenses	43	30	49	36

Amortization of goodwill and intangibles from acquisitions	30	9	32	16

Operating loss	(82)	(22)	(109)	(34)

Other expense, net	(2)	(1)	(3)	(2)

Provision (credit) for income taxes	(2)	1	(1)	2

Minority interest	(3)	0	(6)	0

NET LOSS	(78)%	(24)%	(105)%	(38)%

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales. We generally recognize revenue upon shipment of our products, at which time, customer acceptance of the products has been attained and collection is considered probable. We defer revenue recognition on shipment of products where return privileges exist until the products are sold to end-users. Net sales for the three and six months ended June 30, 2001 were $89.5 million and $189.6 million, respectively, compared to net sales of $73.9 million and $139.0 million for the three and six months ended June 30, 2000, respectively. The change represented an increase of $15.6 million or 21.1% for the three months ended June 30, 2001 and an increase of $50.6 million or 36.4% for the six months ended June 30, 2001 over the three and six month periods ended June 30, 2000. This increase was due in part to an increase in our fiber optic components business, specifically relating to existing business and growth through recent acquisitions.

Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the three and six months ended June 30, 2001 was $765,000 and $34.5 million, compared to gross profits of $28.1 million and $50.5 million during the three and six months ended June 30, 2000. The changes represented a decrease of $27.4 million or approximately 97.3% for the three months ended June 30, 2001 over the three months ended June 30, 2000 and a decrease of $16.0 million or approximately 31.7% for the six months ended June 30, 2001 over the six months ended June 30, 2000.

Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin decreased to 0.9% and 18.2% for the three and six months ended June 30, 2001 compared to gross margins of 38.1% and 36.3% in the three and six months periods ended June 30, 2000. The decrease in gross margin was partially attributed to a write off of inventory and other market-related one-time charges of $29.3 million taken by Luminent during the three and six months ended June 30, 2001. The decrease was also partially attributable to increased deferred compensation amortization expense. Prior to Luminent’s one-time charges and deferred stock compensation expenses, gross margin would have been 35.6% and 35.8%, respectively, for the three and six months ended June 30, 2001, compared to 38.1% and 36.3% for the three and six months ended June 30, 2000.

Research and Development (R&D). R&D expenses increased 74.7%, to $25.8 million for the three months and 90.6% to $50.8 million for six months ended June 30, 2001, over the same three and six month periods in 2000. R&D expenses of consolidated development stage enterprises reflects the costs incurred by consolidated development stage enterprises. These expenses were $10.7 million or 12.0% of revenues for the three months and $18.7 million or 9.9% of revenues for the six months ended June 30, 2001, as compared to $7.5 million or 10.2% of revenues for the three months, and $13.3 million or 9.6% of revenues for the six months ended June 30, 2000. This represents an increase of $3.2 million or 42.7% for the three months and $5.4 million or 40.6% for the six months period ended June 30, 2001 compared to the same periods in 2000. Prior to deferred stock compensation expenses, R&D expenses would have increased 8.0% to $7.9 million during the three months, and 28.2% to $17.1 million during the six month periods ended June 30, 2001, respectively. The growth in R&D expense demonstrates our commitment to product development and continuing technological advancement. The increase in R&D expenses of consolidated development stage enterprises is due to the acceleration in the growth of those enterprises consistent with their objectives of bringing new products to market.

Selling, General and Administrative (SG&A). SG&A expenses increased 65.2% to $43.7 million for the three months and 98.0% to $82.1 million for the six months ended June 30, 2001, over the same three and six month periods in 2000. SG&A expenses were 48.8% of net sales for the three months and 43.3% of net sales for the six months ended June 30, 2001, respectively. Prior to deferred stock compensation expenses, SG&A would have increased 12.5% to $21.5 million for the three months, and 31.9% to $45.0 million for the six months ended June 30, 2001, respectively. As a percentage of sales, SG&A prior to deferred stock compensation expenses would have been 24% and 23.8% in the three and six month periods ended June 30, 2001, respectively, compared to 25.9% and 24.6% of net sales in the three and six months periods ended June 30, 2000, respectively. These decreases principally resulted from our recent acquisitions.

Amortization of Goodwill and Intangibles From Acquisitions. Amortization of goodwill and other intangibles increased to $29.0 million for the three months and to $57.2 million for the six months ended June 30, 2001, from $12.1 million and $13.1 million in the corresponding periods ending June 30, 2000. The increase in these costs was affected by our recent acquisitions. We expect to incur additional amortization of goodwill and other intangibles resulting from these acquisitions totaling approximately $29.0 million each quarter (see Recently Issued Accounting Standards). Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and intangibles may be recorded.

Other Expense, Net. In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated debentures due in 2003. The debentures were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of the Notes at a discount from the stated amount. We incurred $2.3 million and $1.1 million in interest expense relating to the Notes during the three and six months ended June 30, 2001, as well as during the three and six months ended June 30, 2000.

The increase in other expenses, net, is primarily attributed to the costs of our unconsolidated development stage enterprises of $1.8 million for the three months and $3.0 million for the six months ended June 30, 2001, as compared to $1.4 million and $1.0 million in the comparable periods in 2000. The remaining components of other expense, net, are primarily interest income recognized from short-term and long-term investments.

Provision (Credit) for Income Taxes. The credits for income taxes for the three and six months ended June 30, 2001 were $0.9 million and $3.6 million, respectively, compared to tax provisions of $1.4 million and $883,000, in the three and six months ended June 30, 2000, respectively. The decrease in the provision for income taxes in 2001 over 2000 was primarily attributable to a larger loss for tax purposes in 2001. Our income tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and varying tax rates in those jurisdictions.

Liquidity and Capital Resources

On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share and raising net proceeds of approximately $132.3 million.

Cash and cash equivalents were $174.9 million at June 30, 2001, compared to $210.1 million at December 31, 2000. As of June 30, 2001, we had working capital of $305.8 million, compared with $366.8 million as of December 31, 2000. The ratio of current assets to current liabilities at June 30, 2001 was 3.6 to 1, compared to 4.3 to 1 at December 31, 2000. These decreases are primarily attributable to operating losses and capital expenditures.

Cash used in operating activities was $43.5 million for the six months ended June 30, 2001, compared to cash used in operating activities of $5.0 million for the six months ended June 30, 2000. Cash used in operating activities was primarily impacted by our net loss, partially offset by the amortization of goodwill and amortization of deferred stock compensation.

Cash used in investing activities was $15.0 million for the six months ended June 30, 2001, compared to cash used in investing activities of $55.6 million for the six months ended June 30, 2000. We spent approximately $26.6 million on the purchase of property and equipment for business expansion and increased manufacturing capacity. We received cash of $71.2 million from the sale or maturity of investments.

Cash provided by financing activities was primarily generated through the issuance of common stock and through short-term borrowings during the six months ended June 30, 2001 and from proceeds from line of credit as well as through short-term borrowings during the six months ended June 30, 2000.

In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated debentures due 2003 in a private placement raising net proceeds of $96.4 million. The debentures are convertible into our common stock at a conversion price of $13.52 per share (equivalent to a conversion rate of approximately 73.94 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 7.4 million shares of our common stock. The debentures bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The debentures have a five-year term and are callable by us since June 15, 2001. The premiums payable to call the debentures are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption.

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

Quantitative and Qualitative Disclosure about Market Risks

We operate on an international basis. A majority of our revenues and expenses are incurred in U.S. dollars, however, a significant portion of our revenues and expenses are incurred in other currencies. Fluctuations in the value of these currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses as well as revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We have not historically attempted to reduce our currency risks through hedging instruments, however, we may do so in the future.

Recently Issued Accounting Standards

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Investments and Hedging Activities,” and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. We adopted this statement in January 2001 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” and related interpretations. SAB 101 summarized certain of the Securities and Exchange Commission’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on our financial position or results of operations.

The FASB recently approved two statements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how goodwill and other intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt those statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant anticipated effect on our financial statements on adoption would be discontinuing goodwill amortization and the possible recording of a goodwill impairment loss measured as of the date of adoption.

Certain Risk Factors That Could Affect Future Results

From time to time we may make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders.

The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In connection with this “safe harbor” we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

WE INCURRED A NET LOSS IN THE YEAR ENDED DECEMBER 31, 2000 AND DURING THE SIX MONTH PERIOD ENDING JUNE 30, 2001, PRIMARILY AS A RESULT OF THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND DEFERRED COMPENSATION CHARGES FROM RECENT ACQUISITIONS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

We reported a net loss of $153.0 million for the year ended December 31, 2000 and $148.4 million for the six months ended June 30, 2001. A major contributing factor to the net losses was the amortization of goodwill and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent’s President and Luminent’s Chief Financial Officer. We will continue to record amortization of goodwill and deferred stock compensation relating to these acquisitions and our employment arrangements with Luminent’s executives going forward. As a consequence of this amortization of goodwill and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver products to customers that are highly reliable, operate with its existing equipment, lower the customer’s costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological changes would significantly harm our business.

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

•	the cancellation or postponement of orders,

•	the timing and amount of significant orders from our largest customers,

•	our success in developing, introducing and shipping product enhancements and new products,

•	the mix of products we sell,

•	adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions or deferred compensation charges,

•	new product introductions by our competitors,

•	pricing actions by our competitors or us,

•	the timing of delivery and availability of components from suppliers,

•	changes in material costs, and

•	general economic conditions.

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

The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of, depending on the products, many months or more. In addition, some of our customers require that our products be subjected to lifetime and reliability testing, which also can take months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Even after acceptance of orders, our customers often change the scheduled delivery dates of their orders. Because of the evolving nature of the optical networking and network infrastructure markets, we cannot predict the length of these sales, development or delivery cycles. As a result, these long sales cycles may cause our net sales and operating results to vary significantly and unexpectedly from quarter-to-quarter, which could cause volatility in our stock price.

MACROECONOMIC FACTORS HAVE NEGATIVELY IMPACTED OUR BUSINESS PLAN.

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for communication products, thereby resulting in reduced demand for optical components in general. If recent trends continue, these factors could negatively affect our ability to execute our business plan, including with respect to the distribution of Luminent shares to our shareholders.

The unfavorable economic conditions and reduced capital spending detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during the last six months, and appear to continue to affect these industries in the third quarter of 2001 and may affect them beyond the third quarter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing such reductions in our business. This has resulted in lower demand for our products and pressures to reduce prices. As a result of these factors, we have recorded in the second quarter consolidated one-time charges from our subsidiary, Luminent, which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. The aggregate one-time charges recorded during the second quarter were $41.2 million. These charge are the result of the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. If the economic conditions in the United States continue or worsen generally or in the fiber optics and networking equipment businesses particularly, or if a wider or global economic slowdown occurs, we may experience a longer-term material adverse impact on our business, operating results, and financial condition.

THE PRICES OF OUR SHARES MAY CONTINUE TO BE HIGHLY VOLATILE.

Historically, the market price of our shares has been extremely volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as

•	actual or anticipated fluctuations in our operating results,

•	announcements of technological innovations or new product introductions by us or our competitors,

•	changes of estimates of our future operating results by securities analysts,

•	developments with respect to patents, copyrights or proprietary rights, and

•	general market conditions and other factors.

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

FLUCTUATIONS IN THE PRICE OF THE COMMON STOCK OF OUR PUBLICLY TRADED SUBSIDIARY, LUMINENT, INC., MAY AFFECT THE PRICE OF OUR COMMON STOCK.

The stock of our subsidiary, Luminent began trading publicly in November 2000. We own approximately 92% of Luminent. On July 30, 2001, our equity interest in Luminent had a market value of approximately $440.6 million (based on Luminent’s closing price of $3.06 per share on that date and our ownership of 144 million shares of Luminent’s common stock), which is significant with respect to our market value of approximately $464.2 million (based on a closing price of $6.00 per share of our common stock and 77,361,627 shares of our common stock outstanding on that date). Fluctuations in the price of Luminent’s common stock are likely to affect the price of our common stock. The market price of Luminent’s common stock has been highly volatile and subject to fluctuations unrelated or disproportionate to its operating performance.

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

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the periods indicated below:

				Six months ended
	Year ended December 31			June 30

	1998	1999	2000	2000	2001

Percent of total revenue from foreign sales	59%	58%	63%	60%	63%

We have companies and offices in, and conduct a significant portion of our operations in and from, Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. In addition, the recent acquisition of operations in Taiwan and People’s Republic of China has increased both the administrative complications we must manage and our exposure to political, economic and other conditions affecting Taiwan and People’s Republic of China. Currently there is significant political tension between Taiwan and People’s Republic of China, which could lead to hostilities.

Risks we face due to international sales and the use of overseas manufacturing include:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

•	certification requirements;

•	potentially adverse tax consequences;

•	unanticipated cost increases;

•	unavailability or late delivery of equipment;

•	trade restrictions;

•	limited protection of intellectual property rights;

•	unforeseen environmental or engineering problems; and

•	personnel recruitment delays.

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

Future acquisitions could have a material adverse effect on our business, financial condition and results of operations because of the

•	possible charges to operations for purchased technology and restructuring similar to those incurred in connection with our acquisition of Xyplex in 1998;

•	potentially dilutive issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	incurrence of amortization expenses related to goodwill and other intangible assets and deferred compensation charges similar to those arising with the acquisitions of Fiber Optic Communications, Optronics, Quantum Optech, Jolt and Astroterra in 2000;

•	difficulties assimilating the acquired operations, technologies and products;

•	diversion of management’s attention to other business concerns;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired organizations; and

•	difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies. In April 1999, we received a written notice from Rockwell International Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes. In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent’s patents falling into the general category of communications technology, with a focus on networking functionality. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our photodiode module products. In July 2000, we received written notice from Nortel Networks which claimed we violated Nortel’s patent relating to technology associated with local area networks. In May 2001, we received written notice from IBM which claims that several of our optical components and Internet infrastructure products make use of inventions covered by certain patents claimed by IBM. We are evaluating the patents noted in the letters. Others’ patents, including Lemelson’s, Rockwell’s, Lucent’s, Ortel’s, Nortel’s and IBM’s, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent, Ortel, Nortel or IBM patents, or those of other companies.

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

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 requires registration for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities

(a) Not applicable

(b) Not applicable

(c) In May and June 2001, registrant issued and sold an aggregate of 2,606,000 shares of common stock to Canadian Imperial Holdings Inc., an institutional investor in a private placement, for cash aggregating approximately $20,534,000.

Exemption from the registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchaser represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. No brokers or dealers were involved in the transaction and no commissions were paid. The purchaser had adequate access to information about the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Not applicable

(b)  Reports on Form 8-K

One report on Form 8-K was filed during the quarter covered by this Report. That Report, dated and filed on May 25, 2001, reported under Item 5 registrant’s public announcement on May 17, 2001 that it had received a private letter ruling from the IRS for the tax-free spin off of Luminent, Inc.

Signature

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2001.

MRV COMMUNICATIONS, INC

By: /s/ Edmund Glazer

Edmund Glazer Vice President of Finance and Administration and Chief Financial Officer