Form 10-Q
period 2001-09-30
MRV COMMUNICATIONS INC
filed 2001-11-14
CIK 887969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes [X]  No [ ]

As of September 30, 2001, there were 77,494,009 shares of Common Stock, $.0017 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2001
                                      INDEX


                                                                                      PAGE NUMBER
                                                                                      -----------
PART I    Financial Information
Item 1:   Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 2001
            (unaudited) and December 31, 2000                                               3
          Condensed Consolidated Statements of Operations (unaudited) for the
            Nine and Three Months ended September 30, 2001 and 2000                         4
          Condensed Consolidated Statements of Cash Flows (unaudited) for the
            Nine Months ended September 30, 2001 and 2000                                   5
          Notes to Condensed Consolidated Financial Statements (unaudited)                  6
Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                            10
PART II   OTHER INFORMATION                                                                27
Item 6:   Exhibits and Reports on Form 8-K                                                 27
          SIGNATURES                                                                       28

As used in this Report, "we", "us", "our", "MRV" or the "Company" refer to MRV Communications, Inc. and its consolidated subsidiaries.

                            MRV COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2001             2000
                                                                                   -------------     ------------
                                                                                     UNAUDITED
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $   158,049      $   210,080
   Restricted cash                                                                       53,332           56,181
   Short-term investments                                                                 1,499           17,766
   Accounts receivable                                                                   58,979           62,713
   Inventories                                                                           65,818           77,005
   Deferred income taxes                                                                 31,095           31,227
   Other current assets                                                                  22,351           22,750
                                                                                    -----------      -----------
         Total current assets                                                           391,123          477,722
PROPERTY AND EQUIPMENT -- At cost, net of depreciation and amortization                  75,844           72,269
OTHER ASSETS:
   Goodwill and other intangibles                                                       437,227          504,027
   Deferred income taxes                                                                  7,797            6,209
   Investments                                                                           33,122           31,734
   Other assets                                                                          12,049            5,660
                                                                                    -----------      -----------
                                                                                    $   957,162      $ 1,097,621
                                                                                    ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of financing lease obligations and long-term debt             $     2,547      $     2,937
   Accounts payable                                                                      59,336           56,088
   Accrued liabilities                                                                   40,393           34,894
   Short-term debt                                                                       10,551            9,104
   Deferred revenue                                                                       1,434            1,470
   Income taxes payable                                                                   2,401            6,477
   Other current liabilities                                                              3,429               --
                                                                                    -----------      -----------
         Total current liabilities                                                      120,091          110,970
LONG-TERM LIABILITIES:
   Convertible debentures                                                                89,646           89,646
   Capital lease obligations, net of current portion                                        610              621
   Long-term debt                                                                        61,692           60,257
   Other long-term liabilities                                                            2,574            3,980
                                                                                    -----------      -----------
                                                                                        154,522          154,504

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                        40,809           50,592

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value:
      Authorized -- 1,000 shares; no shares issued or outstanding
   Common stock, $0.0017 par value:
      Authorized -- 160,000 shares
      Issued -- 77,542 shares in 2001 and 73,327 in 2000
      Outstanding -- 77,494 shares in 2001 and 73,279 in 2000                               132              126
   Additional paid-in capital                                                         1,094,361        1,060,650
   Accumulated deficit                                                                 (409,408)        (171,330)
   Deferred stock compensation, net                                                     (33,370)        (100,862)
   Treasury stock, 48 shares at cost in 2001 and 2000                                      (133)            (133)
   Accumulated other comprehensive loss                                                  (9,842)          (6,896)
                                                                                    -----------      -----------
         Total stockholders' equity                                                 $   641,740      $   781,555
                                                                                    -----------      -----------
                                                                                    $   957,162      $ 1,097,621
                                                                                    ===========      ===========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                 NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                         ----------------------------  ----------------------------
                                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                              2001           2000           2001           2000
                                                                         -------------  -------------  -------------  -------------
                                                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES, net                                                              $ 259,364      $ 221,727      $  69,730      $  82,720
                                                                           ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
   Cost of goods sold                                                        212,777        136,439         57,621         47,910
   Research and development expenses                                          70,094         48,452         19,307         21,803
   Selling, general and administrative expenses                              133,375         94,180         51,252         52,699
   Amortization of goodwill and intangibles from acquisitions                 84,385         40,417         27,218         27,348
                                                                           ---------      ---------      ---------      ---------
   Operating loss                                                           (241,267)       (97,761)       (85,668)       (67,040)
   Other expense, net                                                         (4,303)        (7,442)        (1,410)        (5,764)
   Credit for income taxes                                                    (2,593)        (1,888)        (6,215)        (1,005)
   Minority interest                                                          10,085           (902)         3,646           (570)
                                                                           ---------      ---------      ---------      ---------
NET LOSS                                                                   $(238,078)     $(107,993)     $ (89,647)     $ (74,379)
                                                                           =========      =========      =========      =========
NET LOSS PER SHARE -- BASIC AND DILUTED                                    $   (3.13)     $   (1.71)     $   (1.16)     $   (1.06)
                                                                           =========      =========      =========      =========
SHARES USED IN PER-SHARE CALCULATION -- BASIC
  AND DILUTED                                                                 75,973         63,286         77,404         70,122
                                                                           =========      =========      =========      =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MRV COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                    NINE MONTHS ENDED
                                                                                               -----------------------------
                                                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                                                   2001            2000
                                                                                               -------------   -------------
                                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash used in operating activities                                                      $(84,432)       $(11,619)
                                                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                             (3,528)        (12,178)
   Proceeds from sale of property and equipment                                                        36              --
   Purchases of investments                                                                            --         (14,269)
   Investments in unconsolidated partner companies                                                 (3,457)        (10,785)
   Proceeds from sale or maturity of investments                                                   16,267          31,914
   Cash used in acquisitions and equity purchases, net of cash received                                --         (44,517)
                                                                                                 --------        --------
      Net cash provided by (used in) investing activities                                           9,318         (49,835)
                                                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                                                        --          60,877
   Net proceeds from issuance of common stock                                                      18,989           6,995
   Borrowings on long-term debt                                                                     2,890              --
   Payments on long-term debt                                                                      (1,682)             --
   Payments on short-term debt                                                                    (16,860)
   Borrowings on short-term debt                                                                   18,307
   Principal payments on capital lease obligations                                                   (174)           (544)
   Net decrease in other long-term liabilities                                                     (1,719)              --
                                                                                                 --------        --------
      Net cash provided by financing activities                                                    19,751          67,328
                                                                                                 --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS
   AND RESTRICTED CASH                                                                                483          (1,698)
                                                                                                 --------        --------
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS
   AND RESTRICTED CASH                                                                            (54,880)          4,176
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period                                   266,261          34,330
                                                                                                 --------        --------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period                                        $211,381        $ 38,506
                                                                                                 ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MRV COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. General

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications and Subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the nine and three months then ended.

2. Business Combinations

No material business combinations occurred during the nine and three months ended September 30, 2001. See our latest annual report on Form 10-K and management's discussion and analysis of financial conditions and results of operations in this 10-Q. The following unaudited pro forma financial information presents the combined results of operations with the acquisitions as if the acquisitions had occurred as of January 1, 2000, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred stock compensation charges. The unaudited pro forma share data assumes the shares issued in connection with these acquisitions were outstanding as of January 1, 2000. (in thousands, except per share amounts; unaudited)


                                             NINE MONTHS ENDED              THREE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                          -------------------------       -------------------------
                                            2001            2000            2001            2000
                                          ---------       ---------       ---------       ---------
Pro forma revenue                         $ 259,364       $ 237,599       $  69,730       $  83,055
Pro forma net loss                         (229,990)       (172,601)        (93,194)        (67,384)
Pro forma basic and diluted net loss
  per share                               $   (3.03)      $   (2.73)      $   (1.20)      $   (0.96)

3. Loss Per Share

Basic loss per common share are computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share include the incremental shares issuable upon the assumed exercise of stock options and conversion of the convertible debentures. The effect of the assumed conversion of $89.6 million convertible debentures has not been included, as it would be anti-dilutive. The dilutive effect of MRV's 10.6 million stock options outstanding and 889,000 warrants outstanding have not been included in the loss per share computation as their effect would be anti-dilutive.

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

                                     NINE MONTHS ENDED               THREE MONTHS ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                  -------------------------       -------------------------
                                    2001            2000            2001            2000
                                  ---------       ---------       ---------       ---------
Net loss                          $(238,078)      $(107,993)      $ (89,647)      $ (74,379)
Foreign currency translation            483          (1,698)          1,394             760
Unrealized loss on interest
 rate swap                           (3,429)              -          (1,049)              -
                                  ---------       ---------       ---------       ---------
    Comprehensive loss            $(241,024)      $(109,691)      $ (89,302)      $ (73,619)
                                  =========       =========       =========       =========

5. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Investments with maturities of less than one year are considered short-term. In connection with MRV's interest rate swap and its long-term debt (see Note 10, Interest Rate Swap), $53.3 million in cash has been restricted until the term loan and the swap expire in 2003. Furthermore, MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. As of September 30, 2001 and December 31, 2000, cash, cash equivalents and short-term investments of $93.7 million and $132.9 million, respectively, were held by MRV's publicly traded subsidiary, Luminent.

6. Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories consist of the following as of September 30, 2001 and December 31, 2000 (in thousands):

                     SEPTEMBER 30,   DECEMBER 31,
                         2001            2000
                     -------------   ------------
Raw materials          $ 25,714        $ 36,278
Work-in process          11,458          17,721
Finished goods           28,646          23,006
                       --------        --------
                       $ 65,818        $ 77,005
                       ========        ========

7. Stock Distribution

On May 26, 2000, the Company completed a two-for-one stock split. The effect of this stock split has been reflected in the accompanying condensed consolidated financial statements for all periods presented.

8. Segment Reporting and Geographical Information

The Company operates several business units as well as invests in and manages start-up companies. These companies fall into two segments: operating entities and development stage enterprises. Segment information is therefore being provided on this basis.

The operating business units of the Company design, manufacture and distribute optical components, optical wireless and switching solutions, next generation mobile communications systems, remote device management and managed fiber optic infrastructure products. The development stage enterprises that the Company has invested in or created focus on: core routing, network transportation, switching and IP services, and fiber optic components and systems. The primary activities of development stage entities have been to develop solutions and technologies of which significant revenues have yet to be earned.

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

Business Segment Net Revenues for the nine and three months ended September 30, 2001 and 2000 (in thousands):

                                         NINE MONTHS ENDED              THREE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                     ------------------------        ------------------------
                                       2001            2000            2001            2000
                                     --------        --------        --------        --------
Operating entities                   $259,364        $221,727        $ 69,730        $ 82,720
Development stage enterprises              --              --              --              --
                                     --------        --------        --------        --------
   Total revenues                    $259,364        $221,727        $ 69,730        $ 82,720
                                     ========        ========        ========        ========

There were no inter-segment sales in the nine and three months ended September 30, 2001 and 2000.

Net Revenues By Product for the nine and three months ended September 30, 2001 and 2000 (in thousands):

                                         NINE MONTHS ENDED              THREE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                     ------------------------        ------------------------
                                       2001            2000            2001            2000
                                     --------        --------        --------        --------
Optical passive components            $ 32,102        $ 15,430        $ 8,454         $ 7,740
Optical active components               83,100          55,342         13,315          22,270
Switches and routers                    54,656          60,884         15,869          18,417
Remote device management                14,070          16,351          6,103           4,257
Network physical
 infrastructure equipment               47,347          47,386         15,714          17,617
Services                                16,545          15,985          6,955           5,691
Other                                   11,544          10,349          3,320           6,728
                                      --------        --------        -------         -------
 Total Revenues                       $259,364        $221,727        $69,730         $82,720
                                      ========        ========        =======         =======

Business segment loss for the nine and three months ended September 30, 2001 and 2000 (in thousands):


                                                                NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                           -------------------------       -------------------------
                                                             2001            2000            2001            2000
                                                           ---------       ---------       ---------       ---------
Operating loss
   Operating entities                                      $(199,419)      $ (76,494)      $(72,061)       $(59,055)
   Development stage enterprises                             (41,848)        (21,267)       (13,607)         (7,985)
Other income (expense)
   Interest expense related to convertible debentures         (3,375)         (3,375)        (1,125)         (1,125)
   Other income (expense), net                                 1,986           2,661           (415)            652
   Development stage enterprises                              (2,914)         (6,728)           130          (5,291)
                                                           ---------       ---------       --------        --------
Loss before provision (credit) for income taxes and
  minority interest                                        $(245,570)      $(105,203)      $(87,078)       $(72,804)
                                                           =========       =========       ========        ========

For the nine months ended and as of September 30, 2001, the Company had no single customer that accounted for more than 10 percent of revenues or accounts receivable. The Company does not track customer revenues by region for each individual reporting segment. A summary of external revenue by region follows (in thousands):


                           NINE MONTHS ENDED          THREE MONTHS ENDED
                             SEPTEMBER 30,               SEPTEMBER 30,
                        ----------------------      ----------------------
                          2001          2000          2001          2000
                        --------      --------      --------      --------
United States           $ 93,789      $ 87,416      $ 21,597      $ 32,384
Asia Pacific              35,118        27,102         7,872         8,931
European                 127,563       102,696        39,963        40,153
Other                      2,894         4,513           298         1,252
                        --------      --------      --------      --------
   Total net sales      $259,364      $221,727      $ 69,730      $ 82,720
                        ========      ========      ========      ========

Loss before credit for income taxes (in thousands):


                                                             NINE MONTHS ENDED              THREE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        -------------------------       -------------------------
                                                          2001            2000            2001            2000
                                                        ---------       ---------       ---------       ---------
United States                                           $(126,385)      $ (99,778)      $ (43,567)      $ (74,022)
Foreign                                                  (109,100)         (6,327)        (39,865)            648
                                                        ---------       ---------       ---------       ---------
   Loss before credit for income taxes                  $(235,485)      $(106,105)      $ (83,432)      $ (73,374)
                                                        =========       =========       =========       =========

9. RESTRUCTURING AND OTHER CHARGES

In the second quarter of 2001, the management of Luminent, a publicly traded subsidiary of the Company, approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising Luminent's restructuring activities primarily involve the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancelation and termination of purchase commitments. These actions are expected to realign Luminent's business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

During the three and nine months ended September 30, 2001, Luminent recorded restructuring charges totaling $3.0 million and $17.5 million, respectively. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to approximately 500 and 600 layoffs during the three and nine months ended September 30, 2001, respectively, bringing Luminent's total workforce to approximately 1,100 employees as of September 30, 2001. As of September 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $1.0 million resulting in an ending reserve balance of $38,000. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $1.6 million and $2.7 million for the three and nine months ended September 30, 2001, respectively, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that Luminent cannot terminate. In connection with these closed and abandoned facilities, Luminent has recorded asset impairment charges of $8.9 million in selling, general, and administrative for the nine months ended September 30, 2001, consisting of leasehold improvements and certain equipment to write-down the value of this equipment. Due to the specialized nature of these assets, Luminent has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. Luminent expects to complete disposal of this equipment early in 2002. Purchase commitments of $1.5 million and $3.9 million, recorded in cost of sales, for the three and nine months ended September 30, 2001, respectively, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to Luminent's significantly reduced orders for optical components and sales projections over the next twelve months.

As of September 30, 2001, the provision has been reduced by cash payments of $1.1 million and $1.3 million for the three and nine months ended September 30, 2001, respectively, and non-cash related charges of $8.9 million for the nine months ended September 30, 2001, resulting in an ending balance of $7.4 million. Luminent expects to utilize the remaining balance by the end of the second quarter of 2002. Luminent expects that it will spend approximately $4.5 million through the next three quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. Luminent expects to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs for the nine months ended September 30, 2001 consist of the following:

                                                                                                              Remaining
                                       Original Provision    Additional Provision       Utilized               Balance
                                       ------------------    --------------------     -------------         -------------
   Exit costs
     Asset impairment                     $   8,904,000         $          --         $   8,904,000         $          --
     Closed and abandoned facilities          1,108,000             1,584,000                89,000             2,603,000
     Purchase commitments                     2,402,000             1,460,000               102,000             3,760,000
     Other                                      991,000                    --                41,000               950,000
                                          -------------         -------------         -------------         -------------

                                             13,405,000             3,044,000             9,136,000             7,313,000
   Employee severance costs                   1,072,000                    --             1,034,000                38,000
                                          -------------         -------------         -------------         -------------

                                          $  14,477,000         $   3,044,000         $  10,170,000         $   7,351,000
                                          =============         =============         =============         =============

A summary of the restructuring costs by line item for the three and nine months ended September 30, 2001 consist of the following:

                                           Three Months Ended     Nine Months Ended
                                           September 30, 2001     September 30, 2001
                                           ------------------     ------------------
Cost of sales                                  $ 1,460,000            $ 4,628,000
Selling, general and administrative              1,584,000             12,376,000
Research and development                                --                501,000
Other income, net                                       --                 16,000
                                               -----------            -----------
  Total restructuring costs                    $ 3,044,000            $17,521,000
                                               ===========            ===========

As a result of the significant negative economic and industry trends impacting Luminent's expected sales over the next twelve months, Luminent also recorded a one-time $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The one-time charge to write-down inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the utilization of previously written-off items. An additional $3.1 million of inventory was written down during the three months ended September 30, 2001 to reflect the identification of additional inventory that is not expected to be utilized as a result of Luminent's significantly reduced orders for optical components and sales projections for the next twelve months. The inventory charges and recoveries were recorded in cost of sales. Also included in one-time charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the nine months ended September 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of Luminent's review of the impairment of certain long-lived assets, Luminent's management performed an assessment of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the nine months ended September 30, 2001 (see Note 8).

10. Interest Rate Swap

MRV entered into an interest rate swap in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in Long-Term Debt, with the objective of fixing its overall borrowing costs. The swap was entered into concurrently with the issuance of the related debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with this swap is offset by the opposite market impact on the related debt. The interest rate swap is considered to be 100 percent effective and is therefore recorded using the short-cut method. The swap is designated as a cash flow hedge and changes in fair value of the debt are generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the interest rate swap as well as the offsetting change in the hedged fair value of the long-term debt are recognized in Other Comprehensive Income. Prior to the adoption of SFAS 133, the interest rate swap related to this long-term debt was not recognized in the balance sheet, nor were the changes in the market value of the debt. The net settlements of the swap are included in interest expense. For the nine months ended September 30, 2001, the Company recorded an unrealized loss on its interest rate swap of $3.4 million included in Other Comprehensive Income. At September 30, 2001, the interest rate swap had a fair value of $3.4 million included in Other Current Liabilities.


11. Recent Accounting Pronouncements

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

The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant anticipated effect on our financial statement on adoption would be discontinuing goodwill amortization and the possible recording of a goodwill impairment loss measured as of the date of adoption.

12. Supplemental Statements of Cash Flows Information (in thousands):


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------
Supplemental disclosure of cash flow information:
   Cash paid during period for interest                $ 6,937       $2,677
   Cash paid during period for taxes                   $ 3,144       $  417

13. Certain Relationships

Prior to Luminent's separation from MRV, the companies entered into various agreements providing for MRV to supply transitional services and support to Luminent. As of September 30, 2001, Luminent had incurred $6.2 million in estimated income tax liability due to MRV. Luminent has repaid approximately $4.7 million of this obligation through offsetting amounts due from MRV on or before September 30, 2001. As of September 30, 2000, Luminent had recorded a total of $588,000 from MRV for corporate allocations and other operation related matters. Luminent repaid this amount to MRV through operating cash and offsetting amounts due from MRV on or before September 30, 2000. Although the fees provided for in the agreements are intended to represent fair market value of these services, MRV and Luminent cannot assure that these fees necessarily reflect the costs of providing these services from unrelated third parties. However, MRV believes that providing these services to Luminent provided an efficient means of obtaining them. In connection with the Merger, these agreements will be terminated.

14.  Reclassifications

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

During 2000, we completed several strategic acquisitions. These acquisitions were made to expand our product offering, enhance our technological expertise and expand our manufacturing capabilities. These acquisitions are summarized in
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" in our Annual Report on Form 10-K for the year ended December 31, 2000. We plan to continue to pursue and seek out future acquisitions that provide synergies with existing product offerings and technology or allow us to penetrate into new markets and grow our business model.

Goodwill and other intangibles totaled $437.2 million as of September 30, 2001. For the three and nine months ended September 30, 2001, we recorded amortization of goodwill and other intangibles of $27.2 million and $84.4 million, respectively. We expect to record amortization charges of goodwill and other intangibles of approximately $27.2 million per quarter through December 31, 2001. At January 1, 2002, we intend to implement SFAS No. 142, "Goodwill and Other Intangible Assets." (see Recently Issued Accounting Standards).

In connection with these acquisitions, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase our common stock. The fair values of these options were $106.6 million and have been recorded as deferred stock compensation. Deferred stock compensation amortization expenses for the three and nine months ended September 30, 2001 relating to these stock options were approximately $28.1 million and $62.1 million, respectively, compared with $27.8 million and $35.3 million in the three and nine months ended September 30, 2000, respectively. We expect to incur approximately $33.4 million of additional deferred stock compensation, which will be fully amortized by 2004. Deferred stock compensation is being amortized using the graded method using an estimated employment period of four years.

In July 2000, we and our subsidiary, Luminent, entered into four year employment agreements with Luminent's former President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent's common stock. The options were granted to Luminent's executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation from these option grants reported for the three and nine months ended September 30, 2001 was $22.3 million and $35.3 million, respectively, and we will incur additional deferred stock compensation of approximately $2.6 million through 2004. Luminent's President and Chief Executive Officer, Dr. William R. Spivey, resigned in September 2001. Dr. Spivey's resignation was considered by the parties to be a termination other than for cause under his employment agreement entitling him to the severance benefits of his employment agreement, including payment over a one-year period of an amount equal to two times the sum of his annual salary plus bonus and the vesting of all of his unvested Luminent options. Dr. Spivey's MRV and Luminent stock options are exercisable through September 11, 2003. During the quarter ended September 30, 2001, we recorded a charge of $1.0 million to reflect severance expense and an immediate write-down of deferred stock compensation expense of $18.9 million.

We reported a net loss of $89.6 million and $238.1 million for the three and nine months ended September 30, 2001 respectively. A significant portion of the net loss was due to the amortization of goodwill and other intangibles and deferred stock compensation related to our recent acquisitions and our employment arrangements with Luminent's former President and its Chief Financial Officer. Effective January 1, 2002, the adoption of SFAS 142 will stop amortization of goodwill, however, it may require us to record an impairment charge (see Recently Issued Accounting Standards). We will continue to record amortization of deferred stock compensation through 2004, relating to these acquisitions and our employment arrangements with Luminent's Chief Financial Officer. As a consequence of the amortization of deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

On November 10, 2000, Luminent, our publicly owned subsidiary, completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications networks. While we had planned to distribute all of our shares of Luminent common stock to our stockholders, unfavorable business and economic conditions in the fiber optic, data networking and telecommunications industries and the resulting adverse effects on the market prices of our common stock and the common stock of Luminent has caused us to abandon the distribution and effect a short-form merger of Luminent into our wholly-owned subsidiary, MRV Merger Sub Corp., thereby eliminating public ownership of Luminent. Upon consummation of this merger, MRV Merger Sub will become the surviving corporation and the corporate existence of Luminent will cease. Each outstanding share of Luminent common stock (except for shares held by MRV Merger Sub, which will be cancelled, and shares held by Luminent stockholders who perfect their statutory appraisal rights under Delaware law) will be converted in the merger. Former Luminent stockholders whose shares are converted will be entitled to receive 0.43 of a share of our common stock for each share of Luminent common stock owned at the effective time of the merger. If all these Luminent shares are converted in the merger, we will issue 5,160,000 shares of our common stock to the former Luminent stockholders. In addition, upon completion of the merger, we will assume in the merger, options to purchase Luminent common stock that are outstanding. These Luminent stock options will be converted into options to purchase approximately 5,245,580 shares of our common stock containing the same vesting provisions and intrinsic value.

On October 6, 2000, our wholly owned subsidiary Optical Access filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. This offering has not been completed and, based on current market conditions, we do not expect it to be completed in the foreseeable future, if ever. Accordingly, Optical Access will be submitting an application to the SEC to withdraw its registration statement. Because of the time lapse since the initial filing, in the nine months ended September 30, 2001, we expensed all costs ($1.1 million) of this offering. Optical Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office.

In the second quarter of 2001, the management of Luminent, our publicly traded subsidiary, approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising Luminent's restructuring activities primarily involve the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancelation and termination of purchase commitments. These actions are expected to realign Luminent's business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

During the three and nine months ended September 30, 2001, Luminent recorded restructuring charges totaling $3.0 million and $17.5 million, respectively. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to approximately 500 and 600 layoffs during the three and nine months ended September 30, 2001, respectively, bringing Luminent's total workforce to approximately 1,100 employees as of September 30, 2001. As of September 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $1.0 million resulting in an ending reserve balance of $38,000. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $1.6 million and $2.7 million for the three and nine months ended September 30, 2001, respectively, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that Luminent cannot terminate. In connection with these closed and abandoned facilities, Luminent has recorded asset impairment charges of $8.9 million in selling, general, and administrative for the nine months ended September 30, 2001, consisting of leasehold improvements and certain manufacturing equipment to write-down the value of this equipment. Due to the specialized nature of these assets, Luminent has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. Luminent expects to complete disposal of this equipment early in 2002. Purchase commitments of $1.5 million and $3.9 million, recorded in cost of sales, for the three and nine months ended September 30, 2001, respectively, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to Luminent's significantly reduced orders for optical components and sales projections over the next twelve months.

As of September 30, 2001, the provision has been reduced by cash payments of $1.1 million and $1.3 million for the three and nine months ended September 30, 2001, respectively, and non-cash related charges of $8.9 million for the nine months ended September 30, 2001, resulting in an ending balance of $7.4 million. Luminent expects to utilize the remaining balance by the end of the second quarter of 2002. Luminent expects that it will spend approximately $4.5 million through the next three quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. Luminent expects to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs for the nine months ended September 30, 2001 consist of the following:

                                                                                                              Remaining
                                       Original Provision    Additional Provision       Utilized               Balance
                                       ------------------    --------------------     -------------         -------------
   Exit costs
     Asset impairment                     $   8,904,000         $          --         $   8,904,000         $          --
     Closed and abandoned facilities          1,108,000             1,584,000                89,000             2,603,000
     Purchase commitments                     2,402,000             1,460,000               102,000             3,760,000
     Other                                      991,000                    --                41,000               950,000
                                          -------------         -------------         -------------         -------------

                                             13,405,000             3,044,000             9,136,000             7,313,000
   Employee severance costs                   1,072,000                    --             1,034,000                38,000
                                          -------------         -------------         -------------         -------------

                                          $  14,477,000         $   3,044,000         $  10,170,000         $   7,351,000
                                          =============         =============         =============         =============

A summary of the restructuring costs by line item for the three and nine months ended September 30, 2001 consist of the following:

                                           Three Months Ended     Nine Months Ended
                                           September 30, 2001     September 30, 2001
                                           ------------------     ------------------
Cost of sales                                  $ 1,460,000            $ 4,628,000
Selling, general and administrative              1,584,000             12,376,000
Research and development                                --                501,000
Other income, net                                       --                 16,000
                                               -----------            -----------
  Total restructuring costs                    $ 3,044,000            $17,521,000
                                               ===========            ===========

As a result of the significant negative economic and industry trends impacting Luminent's expected sales over the next twelve months, Luminent also recorded a one-time $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The one-time charge to write-down inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the utilization of previously written-off items. An additional $3.1 million of inventory was written down during the three months ended September 30, 2001 to reflect the identification of additional inventory that is not expected to be utilized as a result of Luminent's significantly reduced orders for optical components and sales projections for the next twelve months. The inventory charges and recoveries were recorded in cost of sales. Also included in one-time charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the nine months ended September 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of Luminent's review of the impairment of certain long-lived assets, Luminent's management performed an assessment of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the nine months ended September 30, 2001 (see Note 8).

MARKET CONDITIONS AND CURRENT OUTLOOK

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for optical components and networking infrastructure equipment. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the U.S. during the last nine months, and appear to continue to affect these industries in the fourth quarter of 2001 and may affect them beyond the fourth quarter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.

As a result of the current slowdown in the communications industry we have recorded in our consolidated results for the second quarter of 2001, a one-time charge for Luminent's write-down of inventory, cancelation and termination of purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges, totaling $41.2 million, resulted from the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the general communications equipment industry and the optical components sector in particular. As a result of this restructuring program, Luminent recorded net additional restructuring and other charges of $2.4 million during the three months ended September 30, 2001, primarily as a result of adjusted inventory valuations, increased facility costs and other commitments.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total net sales for the nine and three months ended September 30, 2001 and 2000.


                                                            NINE MONTHS ENDED              THREE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                          2001            2000            2001            2000
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                      -------------   -------------   -------------   -------------
REVENUES, net                                                100%            100%            100%            100%
                                                        --------        --------        --------        --------
COSTS AND EXPENSES:
   Cost of goods sold                                         82              62              83              58
   Research and development expenses                          27              22              28              26
   Selling, general and administrative expenses               51              42              74              64
   Amortization of goodwill and  intangibles  from
     acquisitions                                             33              18              39              33
                                                        --------        --------        --------        --------
   Operating (loss) income                                   (93)            (44)           (123)            (81)
   Other expense, net                                         (2)             (3)             (2)             (7)
   Provision (credit) for income taxes                        (1)             (1)             (9)             (1)
   Minority interest                                           4               0               5              (1)
                                                        --------        --------        --------        --------
NET LOSS                                                     (92)%           (49)%          (129)%           (90)%
                                                        --------        --------        --------        --------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management. These two segments are Operating Entities and Development Stage Enterprises including all startups activities.

REVENUES, NET.

We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no rights of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: optical passive and active components; switches and routers; remote device management; and network physical infrastructure equipment. Revenue generated through the sales of services and systems support has been insignificant in relation to our consolidated revenues.

OPERATING ENTITIES - Revenues for the three and nine months ended September 30, 2001 were $69.7 million and $259.4 million, respectively, compared to revenues of $82.7 million and $221.7 million for the three and nine months ended September 30, 2000, respectively. The change represented a decrease of $13.0 million or 15.7% for the three months ended September 30, 2001 and an increase of $37.6 million or 17.0% for the nine months ended September 30, 2001 over the three and nine months ended September 30, 2000, respectively. Revenue generated through our recent acquisitions for the three and nine months ended September 30, 2001, was $10.8 million and $51.6 million, respectively. Revenue from our existing business was $58.9 million and $207.8 million for the three and nine months ended September 30, 2001, respectively. The decrease in revenue for the three months ended September 30, 2001 is primarily due to decreases in optical passive and active component revenue of 27.5%, or $8.2 million. In contrast to the reduction in revenue realized during the three months ended September 30, 2001, revenue increases for the nine months ended September 30, 2001, are a result of increases in optical passive and active component revenue of 62.8%, or
44.4 million. The dramatic shift in optical passive and active components was a result of the continued downturn in the communication equipment industry, which occurred during the second and third quarters of 2001.

DEVELOPMENT STAGE ENTERPRISES - No significant revenues were generated by those entities during the three and nine months ended September 30, 2000 and 2001.

GROSS PROFIT.

Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

OPERATING ENTITIES - Gross profit for the three and nine months ended September 30, 2001 was $12.1 and $46.6 million, compared to gross profit of $34.8 million and $85.3 million during the three and nine months ended September 30, 2000. The changes represented a decrease of $22.7 million or 65.2% for the three months ended September 30, 2001 over the three months ended September 30, 2000 and a decrease of $38.7 million or 45.4% for the nine months ended September 30, 2001 over the nine months ended September 30, 2000.

Our gross margins (defined as gross profit as a percentage of revenues) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin decreased to 17.3% and 18.0% for the three and nine months ended September 30, 2001 compared to gross margins of 42.0% and 38.4% for the three and nine months ended September 30, 2000. The decrease in gross margin was partially attributed to a write-off of inventory and other charges of $30.1 million taken by Luminent during the nine months ended September 30, 2001. The gross margin decreases for the three and nine months were also partially due to the increase of the inventory reserve taken by other MRV networking subsidiaries. In addition, certain profitable, but low margin projects in Europe, contributed to the reduction in gross margin for the three months ended September 30, 2001, resulting from the concentration of European revenue which increased from 48.5% for the nine months ended September 30, 2001 to 57.4% out of total sales in the three months ended September 30, 2001. The decrease in our gross margins was also partially attributable to increased deferred compensation amortization expense. Prior to Luminent's restructuring and other charges of $863,000 and deferred stock compensation amortization of $3.3 million for the three months ended September, 30 2001, and Luminent's inventory write-downs and other market related charges of $ 30.1 million and deferred stock compensation amortization of $8.0 million for the nine months ending September, 30 2001 and deferred stock compensation amortization of $3.6 million for the three months and $4.3 million for the nine months ended September 30, 2000, gross margin would have been $16.3 million or 23.3% and $84.7 million or 32.7%, respectively, for the three and nine months ended September 30, 2001, compared to $38.4 million or 46.4% and $89.6 or 40.4% for the three and nine months ended September 30, 2000.

DEVELOPMENT STAGE ENTERPRISES - No significant gross margins were produced by those entities during the three and nine months ended September 30, 2000 and 2001.

RESEARCH AND DEVELOPMENT EXPENSES (R&D).

R&D expenses decreased by 11.4%, to $19.3 million for the three months and increased by 44.7 to $70.1 million for nine months ended September 30, 2001, over the same three and nine month periods in 2000.

OPERATING ENTITIES - R&D expenses of the operating entities were $8.4 million or 12.1% of revenues for the three months and $35.8 million or 13.8% of revenues for the nine months ended September 30, 2001, as compared to $13.8 million or 16.7% of revenues for the three months, and $27.2 million or 12.3% of revenues for the nine months ended September 30, 2000. This represents a decrease of $5.4 million or 38.9% for the three months and increase of $8.6 million or 31.5% for the nine months ended September 30, 2001 compared to the same periods in 2000.

Excluding a benefit to deferred stock compensation amortization expense of $554,000 for the three months ended September 30, 2001 and deferred stock compensation amortization of $9.6 million for the nine months ended September 30, 2001 and deferred stock compensation amortization of $5.6 million and $6.8 million for the three months and nine months ended September 30, 2000, R&D expenses would have increased by 9.9% from $8.2 million to $9.0 million for the three months ended September 30, 2000 and 2001, respectively. R&D expenses would have increased by 28.2% from $20.4 million to $26.1 million during the nine months ended September 30, 2000 and 2001, respectively.

DEVELOPMENT STAGE ENTERPRISES -. R&D expenses of the development stage enterprises were $10.9 million or 15.6% of revenues for the three months and $34.3 million or 13.2% of revenues for the nine months ended September 30, 2001, as compared to $8.0 million or 9.7% of revenues for the three months, and $21.3 million or 9.6% of revenues for the nine months ended September 30, 2000. This represents an increase of $2.9 million or 36.1% for the three months and an increase of $13.0 million or 61.5% for the nine months ended September 30, 2001 compared to the same periods in 2000.

The increase in R&D expenses of consolidated development stage enterprises is due to the acceleration in the growth of those enterprises consistent with their objectives of bringing new products to market.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A).

Overall SG&A expenses decreased 2.7% to $51.3 million for the three months and increased 41.6% to $133.4 million for the nine months ended September 30, 2001, compared to the same three and nine month periods in 2000. SG&A expenses were 73.5% of Revenues for the three months and 51.4% of Revenues for the nine months ended September 30, 2001, respectively. Prior to Luminent's restructuring and other charges of $2.6 million and deferred stock compensation amortization of $25.4 million for the three months ended September 30, 2001 and Luminent's restructuring and other charges of $14.0 million and deferred stock compensation amortization of $45.6 million for the nine months ended September 30, 2001 and deferred stock compensation amortization of $14.6 million for the three months and $16.6 million for the nine months ended September 30, 2000, SG&A would have decreased 39.0% to $23.2 million for the three months, and decreased 4.9% to $73.8 million for the nine months ended September 30, 2001, respectively. As a percentage of sales, SG&A prior to Luminent's restructuring and other charges and deferred stock compensation amortization expenses would have been 28.4% and 33.3% in the three and nine month periods ended September 30, 2001, respectively, compared to 46.1% and 35.0% of net sales in the three and nine months periods ended September 30, 2000, respectively.

OPERATING ENTITIES - SG&A expenses increased 20.4% to $45.2 million for the three months and increased 61.2% to $121.8 million for the nine months ended September 30, 2001, over the same three and nine month periods in 2000. SG&A expenses were 64.8% of net sales for the three months and 47.0% of net sales for the nine months ended September 30, 2001, respectively. Prior to Luminent's restructuring and other charges of $2.6 million and deferred stock compensation amortization of $25.4 million for the three months ended September 30, 2001 and Luminent's restructuring and other charges of $14.0 million and deferred stock compensation amortization of $45.6 million for the nine months ended September 30, 2001 and deferred stock compensation amortization of $14.6 million for the three months and $16.6 million for the nine months ended September 30, 2000, SG&A would have decreased 25.1% to $17.2 million for the three months, and decreased 5.5% to $62.2 million for the nine months ended September 30, 2001, respectively. As a percentage of revenues, SG&A prior to deferred stock compensation expenses would have been 24.6% and 24.0% in the three and nine month periods ended September 30, 2001, respectively, compared to 27.7% and 26.6% of revenues in the three and nine months periods ended September 30, 2000, respectively. These decreases are mainly due to the reduction of overhead expenses.

DEVELOPMENT STAGE ENTERPRISES - The Development Stage Enterprises did not report SG&A expenses during the three and nine months ended September 30, 2000. During 2001 these companies began to develop their administrative capabilities and reported $6.0 million for the three months and $11.5 million for the nine months ended September 30, 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES FROM ACQUISITIONS.

OPERATING ENTITIES - Amortization of goodwill and other intangibles decreased to $27.2 million for the three months and increased to $84.4 million for the nine months ended September 30, 2001, from $27.3 million and $40.4 million in the corresponding periods ending September 30, 2000. The increase in these costs during the nine months ended September 30, 2001 was the result of our recent acquisitions in 2000. We expect to incur additional amortization of goodwill and other intangibles resulting from these acquisitions totaling approximately $27.2 million each quarter through December 31, 2001 (see Recently Issued Accounting Standards). Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and intangibles may be recorded.

DEVELOPMENT STAGE ENTERPRISES - No amortization of goodwill was recorded in any of the Development Stage Enterprises.

OTHER EXPENSE, NET.

In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated debentures due in 2003. The debentures were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of the Notes at a discount from the stated amount. We incurred $3.4 million and $1.1 million in interest expense relating to the Notes during the three and nine months ended September 30, 2001, as well as during the three and nine months ended September 30, 2000. No significant other expenses had been recorded in the Development Stage Enterprises.

Other Expenses, Net, were $1.4 million for the three months and $4.3 million for the nine months ended September 30, 2001, as compared to $5.8 million for the three months, and $7.4 million for the nine months ended September 30, 2000. This represents a decrease of $4.4 million for the three months and $3.1 million for the nine months ended September 30, 2001, compared to the same periods in 2000. The decrease in other expenses net is primarily due to the increase of interest income of $1.1 million for the three months and $5.1 million for the nine months ended September 30, 2001. An additional decrease is attributed to the MRV's net loss in unconsolidated partner companies of $5.1 million for the three months and $3.3 for nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and restricted cash were $211.4 million at September 30, 2001, a decrease of $54.9 million from cash, cash equivalents and restricted cash of $266.3 million at December 31, 2000. Working capital at September 30, 2001 was $271.0 million compared to $366.8 million at December 31, 2000. Our ratio of current assets to current liabilities at September 30, 2001 was 3.3 to
1.0 compared to 4.3 to 1.0 at December 31, 2000. The decrease in working capital is substantially attributed to the cash requirements of our development stage enterprises and our consolidated net operating losses.

Cash used in operating activities was $84.4 million for the nine months ended September 30, 2001, compared to cash used in operating activities of $11.6 million for the nine months ended September 30, 2000. Cash used in operating activities is a result of our net operating loss of $238.1 million, adjusted for non-cash items such as depreciation and amortization and deferred stock compensation charges, and offset by cash generated from operating assets and liabilities. Cash used in operating activities were primarily the result of decreased accounts receivables and inventories and increases in accounts payable and accrued liabilities, partially offset by increases in other current assets and decreases in income taxes payable, during the period. The decrease in inventory is primarily the result of inventory write-downs taken by Luminent. Increases in accounts payable and accrued liabilities are the result of growth in our non-Luminent businesses.

Cash flows from investing activities were $9.3 million for the nine months ended September 30, 2001, compared to cash used in investing activities of $49.8 million for the nine months ended September 30, 2000. Cash flows provided by investing activities were the result of net proceeds of $16.3 million for the sale of short-term investments, offset by capital expenditures and investments in unconsolidated partner companies. Cash flows used in investing activities in the prior period resulted from the net cash used in our recent acquisitions of $44.5 million.

Cash flows from financing activities were $19.8 million for the nine months ended September 30, 2001, compared to cash provided in financing activities of $67.3 million for the nine months ended September 30, 2000. Cash generated from financing activities was the result of proceeds received from the issuance of our common stock of $19.0 million and short-term borrowing of $18.3 million, offset by payments on short-term borrowings of $16.9 million, during the period. Cash flows provided by financing activities in the prior period represent the cash received through borrowings on our line of credit and the issuance of common stock.

On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12 per share. Their initial public offering raised net proceeds of approximately $132.3 million.

In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated debentures due in 2003 in a private placement raising net proceeds of $96.4 million. The debentures are convertible into our common stock at a conversion price of $13.52 per share (equivalent to a conversion rate of approximately 73.94 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 7.4 million shares of our common stock. The debentures bear interest at 5%
 per annum, which is payable semi-annually on June 15 and December 15 of each year. The debentures have a five-year term and have been callable by us since June 15, 2001. The premiums payable to call the debentures are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption.

We believe that our cash on-hand and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. We will continue to devote resources for expansion and other business requirements. Our future capital requirements will depend on many factors, including acquisitions, our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products. Additionally, following the proposed merger with Luminent (see Overview), we will increase our liquidity based on Luminent's cash, cash equivalents and short-term investments on hand as of the consummation of the merger, or $93.7 million at September 30, 2001.

MARKET RISKS

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and have not historically hedged these risks through the use of derivative financial instruments. The term "hedge" is used to mean a strategy designed to manage risks of volatility in prices or interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and creates a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.

Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed and variable interest rates. In connection with our $50.0 million variable-rate term loan due in 2003, we entered into a specific hedge, an interest rate swap, to modify the interest characteristics of this instrument. The interest rate swap was used to reduce our cost of financing and the fluctuations in the aggregate interest expense. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with this swap is offset by the opposite market impact on the related debt. To date, we have not entered into any other derivative instruments, however, as we continue to monitor our risk profile, we may enter into additional hedging instruments in the future.

Foreign Exchange Rates. We operate on an international basis with a portion of our revenues and expenses being incurred in currencies other than the U.S. dollar. Fluctuations in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses and revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We have not historically attempted to reduce our currency risks through hedging instruments; however, we may do so in the future.

Inflation. We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. However, in view of our recent expansion of operations in Taiwan, Israel and other countries, which have experienced substantial inflation, there can be no assurance that inflation will not have a material adverse effect on our operating results in the future.

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

The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how goodwill and other intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt those statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant anticipated effect on our financial statements on adoption would be discontinuing goodwill amortization and the possible recording of a goodwill impairment loss measured as of the date of adoption.

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

WE INCURRED A NET LOSS IN THE YEAR ENDED DECEMBER 31, 2000 AND DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001, PRIMARILY AS A RESULT OF THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND DEFERRED COMPENSATION CHARGES FROM RECENT ACQUISITIONS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

We reported a net loss of $153.0 million for the year ended December 31, 2000 and $259.4 million for the nine months ended September 30, 2001. A major contributing factor to the net losses was the amortization of goodwill and other intangibles and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent's former President and Luminent's Chief Financial Officer. We will continue to record amortization of goodwill and other intangibles and deferred stock compensation relating to these acquisitions and the employment arrangements with these executives going forward. Effective January 1, 2002, with the adoption of SFAS 142, we will stop amortization of goodwill, however, we may be required to record an impairment charge (see Recently Issued Accounting Standards). As a consequence of goodwill and other intangibles and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

OUR BUSINESS HAS BEEN ADVERSELY IMPACTED BY THE WORLDWIDE ECONOMIC SLOWDOWN AND RELATED UNCERTAINTIES.

Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

     - reduced demand for of our products, particularly Luminent's fiber optic components;

     -    increased risk of excess and obsolete inventories;

     -    increased price competition for our products;

     -    excess manufacturing capacity under current market conditions; and

     -    higher overhead costs, as a percentage of revenues.

These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2001 to date, and may affect them for the balance of 2001 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors, we have recorded in the nine months ended September 30, 2001, consolidated charges from our subsidiary, Luminent, which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs, severance expenses and other unusual items. The aggregate charges recorded during the nine months ended September 30, 2001 were $44.7 million. These charges are primarily the result of the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

Additionally, these economic conditions are making it very difficult for MRV, Luminent and our other companies, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our businesses. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage manufacturing and supply chain relationships. Many analysts are predicting a further downturn in the U.S. economy in the aftermath of the terrorist attacks on the World Trade Center in New York and the Pentagon in Washington DC in September 2001. As discussed below in the section of these Risk Factors entitled, "We may have difficulty managing our business," we have lost a key member of our management team in the attack on the World Trade Center and that loss has already had and may in the future have adverse consequences on our business. However, we do not know how the consequences of these attacks will additionally affect our business. If the economic or market conditions continue or further deteriorate, or if the economic downturn is exacerbated as a result of political, economic or military conditions associated with current domestic and world events, our businesses, financial condition and results of operations could be further impaired.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND TO COMPETE EFFECTIVELY, WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

DEFECTS IN OUR PRODUCTS RESULTING FROM THEIR COMPLEXITY OR OTHERWISE COULD HURT OUR FINANCIAL PERFORMANCE.

Complex products, such as those our companies and we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

OUR GROWTH RATE MAY BE LOWER THAN HISTORICAL LEVELS AND OUR RESULTS COULD FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our revenues may grow at a slower rate in the future than we have experienced in previous periods and, on a quarter-to-quarter basis, our growth in revenue may be significantly lower than our historical quarterly growth rates. Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:

     -    the cancellation or postponement of orders;

     - the timing and amount of significant orders from our largest customers;

     - our success in developing, introducing and shipping product enhancements and new products;

     -    the mix of products we sell;

     - adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions or deferred compensation charges;

     -    new product introductions by our competitors;

     -    pricing actions by our competitors or us;

     -    the timing of delivery and availability of components from suppliers;

     -    changes in material costs; and

     -    general economic conditions.

Moreover, the volume and timing of orders we receive during a quarter are difficult to forecast. From time to time, our customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below these forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, our operating results could be materially adversely affected.

Our success is dependent, in part, on the overall growth rate of the fiber optic components and networking industry. We can give no assurance that the Internet or the industries that serve it will continue to grow or that we will achieve higher growth rates. Our business, operating results or financial condition may be adversely affected by any decreases in industry growth rates. In addition, we can give no assurance that our results in any particular period will fall within the ranges for growth forecast by market researchers.

Because of these and other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This failure to meet expectations could cause the trading price of our common stock to decline. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could have a ripple effect on us and cause our stock price to decline.

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

THE PRICES OF OUR SHARES MAY CONTINUE TO BE HIGHLY VOLATILE.

Historically, the market price of our shares has been extremely volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:

     -    actual or anticipated fluctuations in our operating results;

     - announcements of technological innovations or new product introductions by us or our competitors;

     - changes of estimates of our future operating results by securities analysts;

     - developments with respect to patents, copyrights or proprietary rights; and

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

OUR DECISION TO ABANDON THE SPIN-OFF OF LUMINENT TO OUR STOCKHOLDERS AND TO ELIMINATE PUBLIC OWNERSHIP OF LUMINENT'S COMMON STOCK COULD HARM THE MARKET PRICE OF OUR COMMON STOCK.

In 2000, we announced our intention to distribute to our stockholders the outstanding common stock of Luminent that we owned assuming certain conditions were met. While we informed our stockholders that we were not obligated to make this distribution and might not if economic, market or other conditions caused our board to decide against it, stockholders and analysts may react negatively to our decision to abandon the distribution or to eliminate public ownership of Luminent's common stock through the merger. On September 17, 2001, the first trading day following the announcement of our decision to abandon the distribution and effect the merger the closing price of our stock decreased from $3.23 to $2.43. While September 17, 2001, was the first day of the reopening of the stock market in the United States following the terrorists events of September 11, 2001 and our stock price has since increased, the decrease in the market price of our stock immediately following the announcement of the merger could reflect a negative reaction to the news of the merger and, depending on investors' continuing assessment of the impact of these events on our company, this reaction could be sustained or cause the market price of our shares drop lower.

OUR BUSINESS IS INTENSELY COMPETITIVE AND THE EVIDENT TREND OF CONSOLIDATIONS IN OUR INDUSTRY COULD MAKE IT MORE SO.

The markets for fiber optic components and networking products are intensely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and the continual emergence of new industry standards. We compete and will compete with numerous types of companies including companies that have been established for many years and have considerably greater financial, marketing, technical, human and other resources, as well as greater name recognition and a larger installed customer base, than we do. This may give these competitors certain advantages, including the ability to negotiate lower prices on raw materials and components than those available to us. In addition, many of our large competitors offer customers broader product lines, which provide more comprehensive solutions than our current offerings. We expect that other companies will also enter markets in which we compete. Increased competition could result in significant price competition, reduced profit margins or loss of market share. We can give no assurance that we will be able to compete successfully with existing or future competitors or that the competitive pressures we face will not materially and adversely affect our business, operating results and financial condition. In particular, we expect that prices on many of our products will continue to decrease in the future and that the pace and magnitude of these price decreases may have an adverse impact on our results of operations or financial condition.

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

WE MAY HAVE DIFFICULTY MANAGING OUR BUSINESSES.

We have grown rapidly in recent years, with revenues increasing from $88.8 million for the year ended December 31, 1996, to $319.4 million for the year ended December 31, 2000. Our growth, both internally and through the acquisitions we have made has placed a significant strain on our financial and management personnel and information systems and controls. As a consequence, we must continually implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate these systems effectively. Our delay or failure to implement new and enhance existing systems and controls as needed could have a material adverse effect on our results of operations and financial condition in the future. Our intention to continue to pursue a growth strategy can be expected to place even greater pressure on our existing personnel and to compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. We can give no assurance that we will be able to successfully manage operations if they continue to expand.

Edmund Glazer, our Vice President of Finance and Administration and Chief Financial Officer was killed on September 11, 2001 in the terrorists' attack on the World Trade Center. His death has created a void in our management team that will exist until a suitable replacement or replacements are found. Until a successor or successors to Mr. Glazer are found and begin performing duties he previously handled and managed, we may face difficulties in compiling, reviewing and releasing financial information and this could result in delays in releasing this information to the public and our meeting deadlines to file the reports required of a public company. These difficulties could adversely affect the marketplace's perception of MRV resulting in decreases in our stock price.

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the periods indicated below:


                                                                                  NINE MONTHS ENDED
                                                  YEAR ENDED DECEMBER 31,            SEPTEMBER 30,
                                                 --------------------------       ------------------
                                                 1998       1999       2000       2000          2001
                                                 ----       ----       ----       ----          ----
Percent of total revenue from foreign sales        59%        58%        63%        61%           64%

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

     -    unforeseen environmental or engineering problems; and

     -    personnel recruitment delays.

The majority of our sales are currently denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations or inflation. However, as we conduct business in several different countries, fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in these countries could increase our expenses. The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. We have made and expect to continue to make changes to our internal systems in order to accommodate doing business in the Euro. Any delays in our ability to be Eurocompliant could have an adverse impact on our results of operations or financial condition. Due to numerous uncertainties, we cannot reasonably estimate at this time the effects a common currency will have on pricing within the European Union and the resulting impact, if any, on our financial condition or results of operations.

To date, we have not hedged against currency exchange risks. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in that event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by currency fluctuations or as a result of inflation in particular countries where material expenses are incurred.

WE DEPEND ON THIRD-PARTY CONTRACT MANUFACTURERS FOR NEEDED COMPONENTS AND THEREFORE COULD FACE DELAYS HARMING OUR SALES.

We outsource the board-level assembly, test and quality control of material, components, subassemblies and systems relating to our networking products to third-party contract manufacturers. Though there are a large number of contract manufacturers that we can use for outsourcing, we have elected to use a limited number of vendors for a significant portion of our board assembly requirements in order to foster consistency in quality of the products and to achieve economies of scale. These independent third-party manufacturers also provide the same services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If our contract manufacturers failed to deliver needed components timely, we could face difficulty in obtaining adequate supplies of products from other sources in the near term. We can give no assurance that our third party manufacturers will provide us with adequate supplies of quality products on a timely basis, or at all. While we could outsource with other vendors, a change in vendors may require significant lead-time and may result in shipment delays and expenses. Our inability to obtain these products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on our business, operating results and financial condition.

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

OUR INABILITY TO ACHIEVE ADEQUATE PRODUCTION YIELDS FOR CERTAIN COMPONENTS WE MANUFACTURE INTERNALLY COULD RESULT IN A LOSS OF SALES AND CUSTOMERS.

We rely heavily on our own production capability for critical semiconductor lasers and light emitting diodes used in our products. Because we manufacture these and other key components at our own facilities and these components are not readily available from other sources, any interruption of our manufacturing processes could have a material adverse effect on our operations. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our wafer fabrication equipment, the loss of any of whom could result in our inability to effectively operate and service this equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. We can give no assurance that we will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, our business, operating results and financial condition could be materially adversely affected.

FUTURE HARM COULD RESULT FROM ADDITIONAL ACQUISITIONS.

An important element of our strategy is to review acquisition prospects that would complement our existing companies and products, augment our market coverage and distribution ability or enhance our technological capabilities. Future acquisitions could have a material adverse effect on our business, financial condition and results of operations because of the following:

     - possible charges to operations for purchased technology and restructuring similar to those incurred in connection with our acquisition of Xyplex in 1998;

     -    potentially dilutive issuances of equity securities;

     -    incurrence of debt and contingent liabilities;

     - incurrence of amortization expenses and impairment charges related to goodwill and other intangible assets and deferred compensation charges similar to those arising with the acquisitions of Fiber Optic Communications, Optronics, Quantum Optech, Jolt and Astroterra in 2000 (see Recently Issued Accounting Standards);

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

WE CANNOT PREDICT THE IMPACT OF POTENTIAL ACTIONS BY THE SEC WITH RESPECT TO OUR VALUATION METHODOLOGY FOR IN-PROCESS RESEARCH AND DEVELOPMENT RELATED TO BUSINESS COMBINATIONS.

Actions and comments from the SEC have indicated it has been reviewing the valuation methodology of in-process research and development related to business combinations. We believe we are in compliance with all of the existing rules and related guidance as applicable to our business operations. However, the SEC may change these rules or issue new guidance applicable to our business in the future. There can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our operating results and financial condition for periods subsequent to the acquisitions.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE.

We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot assure you that our pending patent applications will be approved, that any patents that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any of this kind of litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies. In April 1999, we received a written notice from Rockwell International Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes. In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent's patents falling into the general category of communications technology, with a focus on networking functionality. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our photodiode module products. In January 2001, we were advised that Lucent had assigned certain of its rights and claims to Agere Systems, Inc., including the claim made on the Ortel patent. To date, we have not been contacted by Agere regarding this patent claim. In July 2000, we received written notice from Nortel Networks, which claimed we violated Nortel's patent relating to technology associated with local area networks. In May 2001, we received written notice from IBM, which claims that several of our optical components and Internet infrastructure products make use of inventions covered by certain patents claimed by IBM. We are evaluating the patents noted in the letters. Aggregate net sales potentially subject to the foregoing claims amounted to approximately 30% of our total net sales during the year ended December 31, 2000, and 26% of our total net sales during the nine months ended September 30, 2001. Others' patents, including Lemelson's, Rockwell's, Lucent's, Agere's, Nortel's and IBM's, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent, Agere, Nortel or IBM patents, or those of other companies.

Lemelson, Rockwell, Lucent, Agere, Nortel or IBM, or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, including Lemelson, Rockwell, Lucent, Ortel, Nortel or IBM, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

OUR BUSINESS REQUIRES US TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

Our ability to develop, manufacture and market our products, run our companies and our ability to compete with our current and future competitors depends, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for that personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, which have resulted in substantial deferred compensation charges and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives, including a new executive or executives to assume the duties previously handled and managed by Edmund Glazer, our recently deceased Vice President of Finance and Administration and Chief Financial Officer. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected. We can give no assurance that we will be able to attract and retain qualified personnel.

ENVIRONMENTAL REGULATIONS APPLICABLE TO OUR MANUFACTURING OPERATIONS COULD LIMIT OUR ABILITY TO EXPAND OR SUBJECT US TO SUBSTANTIAL COSTS.

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. Any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, these kinds of regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. We cannot assure you that these legal requirements will not impose on us the need for additional capital expenditures or other requirements. If we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities.

IF WE FAIL TO ACCURATELY FORECAST COMPONENT AND MATERIAL REQUIREMENTS FOR OUR MANUFACTURING FACILITIES, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need nine months or more lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales.

Current softness in demand and pricing in the communications market have necessitated a review of our inventory, facilities and headcount. As a result, we and Luminent recorded in the nine months ended September 30, 2001, a charges, to write-down inventory to realizable value and inventory purchase commitments of approximately $43.7 million.

WE ARE AT RISK OF SECURITIES CLASS ACTION OR OTHER LITIGATION THAT COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to the volatility and potential volatility of our stock price or the volatility of Luminent's stock price following its initial public offering, we may be the target of securities litigation in the future. Additionally, while Luminent and we informed investors that we were under no obligation to, and might not, make the distribution to our stockholders of our Luminent common stock and that we could and might eliminate public ownership of Luminent through a short-form merger with us, our decisions to abandon our distribution of Luminent's common stock to our stockholders or to eliminate public ownership of Luminent's common stock through the merger may result in securities or other litigation. Securities or other litigation could result in substantial costs and divert management's attention and resources.

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

Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, acquiring, building and operating optical components and network infrastructure companies. Although our investment securities currently comprise substantially less than 40% of our total assets, fluctuations in the value of these securities or of our other assets, or the sale of one or more of companies in exchange for the securities of the purchaser, may cause this limit to be exceeded. In that case, unless an exclusion or safe harbor was available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. We may be unable to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses or the terms on which we are able to acquire these assets may be unfavorable.

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Not applicable

(b) Reports on Form 8-K

Three reports on Form 8-K were filed during the quarter covered by this Report.

         (1) The first Report, dated and filed on July 11, 2001, reported under
Item 5 the announcement on July 5, 2001 of the preliminary financial results for the second quarter ended June 30, 2001 of Luminent, Inc., registrant's 92.3%-owned subsidiary.

         (2) The second Report, dated and filed July 31, 2001, reported under
Item 5 registrant's financial results for the three and six months ended June 30, 2001.

         (3) The third Report, dated and filed September 17, 2001, reported under Item 5: (i) the announcement of the death on September 11, 2001 of Edgar Glazer, registrant's Vice President of Finance and Administration and Chief Financial Officer and (ii) the joint announcement on September 13, 2001 by registrant and Luminent of registrant's intent to effect a short-form merger with Luminent.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2001.

                                MRV COMMUNICATIONS, INC



                                By: /s/ Noam Lotan
                                   ---------------------------------------------
                                    Noam Lotan, President and Chief Executive
                                    Officer (Principal Executive Officer)



                                By: /s/ Shay Gonen
                                   ---------------------------------------------
                                    Shay Gonen
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)