Form 10-K/A
period 2000-12-31
MRV COMMUNICATIONS INC
filed 2001-12-27
CIK 887969

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of MRV Communications, Inc. filed on April 17, 2001 amends Item 7 and Item 8 for the purpose of among other things amending certain disclosures in response to comments received from the Securities and Exchange Commission.

     The amendment to Item 7 revises the disclosure regarding Luminent's distribution and revises the table under the second paragraph within the "General" section. In addition, the "Results of Operations" sections for the years ended December 31, 2000 and 1999 and for the years ended December 31, 1999 and 1998 have been restated in their entirety to discuss the results of operations for operating entities and development stage enterprises separately. A new "Market Risks" section has been added, replacing the "Effects of Inflation" and "Quantitative and Qualitative Disclosure about Market Risks" sections previously reported.

     The amendments to Item 8 were as follows. The Consolidated Balance Sheet has been revised due to reclassifications to conform the presentation. Disclosures included in Note 2 Summary of Significant Accounting Policies, Note 3 Business Acquisitions, Note 4 Investments In Subsidiaries, Note 9 Interest Rate Swap, Note 11 Commitments and Contingencies, Note 12 Stockholders' Equity,
Note 13 Segment Reporting and Geographical Information and Note 14 LAN Business have been amended. Note 18 Events Subsequent to February 19, 2001 has been added to disclose certain subsequent events. Schedule II has been amended to reflect reclassifications presented in the financial statements. Other than these amendments, Items 7 and 8 remain in the same form as initially filed.

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



                                          Date of             Total               Form of Consideration and
         Acquired Company               Acquisition       Consideration          Other Notes to Acquisition
         ----------------               -----------       -------------          --------------------------
Fiber Optic Communications, Inc.     April 24, 2000       $309.7 million    $48.6 million in cash and 5.4 million
                                                                            shares of common stock and options
                                                                            issued; approximately 97% of capital
                                                                            stock assumed; goodwill and other
                                                                            intangibles recorded of $261.5 million;
                                                                            deferred stock compensation recorded of
                                                                            $14.1 million


Jolt Limited                         May 1, 2000          $57.7 million     1.9 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill and other intangibles
                                                                            recorded of $33.7 million; deferred
                                                                            stock compensation recorded of $25.0
                                                                            million

Quantum Optech Inc.                  July 12, 2000        $36.1 million     1.2 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill and other intangibles
                                                                            recorded of $27.8 million; deferred stock
                                                                            compensation recorded of $2.7 million

AstroTerra Corporation               July 12, 2000        $160.3 million    2.4 million shares of common stock and
                                                                            options issued; 100% of capital stock
                                                                            assumed; goodwill and other intangibles
                                                                            recorded of $108.4 million; deferred
                                                                            stock compensation recorded of $50.0
                                                                            million

Optronics International Corp.        July 21, 2000        $123.9 million    4.2 million shares of common stock and
                                                                            options issued; approximately 99% of
                                                                            capital stock assumed; goodwill and
                                                                            other intangibles recorded of $99.4
                                                                            million; deferred stock compensation
                                                                            recorded of $13.4 million

        Each of these acquisitions was accounted for using the purchase method and therefore, the results of operations of the acquired businesses have been included in our consolidated financial statements from the respective dates of acquisition. Goodwill and other intangibles from these acquisitions totaled $463.9 million. For the year ended December 31, 2000, we recorded amortization of goodwill and other intangibles from these acquisitions of $60.6 million. We expect to record amortization charges of goodwill and other intangibles for these acquisitions of approximately $26.6 million per quarter until December 31, 2001. At January 1, 2002, we intend to implement SFAS No. 142, "Goodwill and other Intangible Assets" (see Recently Issued Accounting Standards below).

        In connection with these acquisitions, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase our common stock. The fair values of these options were $105.2 million and have been recorded as deferred stock compensation. Deferred stock compensation amortization expense for the year ended December 31, 2000, relating to these stock options was approximately $42.7 million. We expect to incur approximately $33.4 million of total deferred stock compensation, which will be fully amortized by 2004. Deferred stock compensation is being amortized using the graded method using an estimated employment period of four years.

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

        In July 2000, we and our subsidiary, Luminent, entered into employment agreements with Luminent's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent's common stock. The stock options were granted to Luminent's executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation from these stock option grants reported for the year ended December 31, 2000 was $54.2 million, and we will incur additional deferred stock compensation of approximately $2.6 million through 2004.

        AstroTerra and Jolt were acquired and contributed to our subsidiary, Optical Access, which focuses on optical wireless products that deliver high-speed communications traffic to the so-called last mile portion of the communications network and eventually spin-off this business to our stockholders. AstroTerra develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. Jolt develops and manufactures multi-port wireless optics communications equipment. These acquisitions provided strategic components and technology for Optical Access' wireless optical solution.

        On October 6, 2000, our wholly-owned subsidiary Optical Access filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. This offering has not been completed and, based on current market conditions, we do not expect it to be completed in the foreseeable future, if ever. Accordingly, on November 16, 2001, Optical Access submitted an application to the SEC to withdraw its registration statement. Due to the postponement of the transaction, we expensed all costs ($1.1 million) of the offering in the second quarter of 2001. Optical Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office.

        We reported a net loss of $153.0 million for the year ended December 31, 2000. A significant portion of the net loss was due to the amortization of goodwill and other intangibles and deferred stock compensation related to our recent acquisitions and our employment arrangements with Luminent's President and Chief Financial Officer. We will continue to record amortization of goodwill and other intangibles until December 31, 2001, and deferred stock compensation through 2004 relating to these acquisitions and Luminent's employment arrangements with its executives. Effective January 1, 2002, the adoption of SFAS 142 will stop amortization of goodwill, however, it may require us to record an impairment charge (see Recently Issued Accounting Standards). As a consequence of these charges, we do not expect to report net income in the foreseeable future. See discussion of the impact on the amortization of goodwill and other intangibles due to the adoption of SFAS 142 as of January 1, 2002 (see Recently Issued Accounting Standards).

        On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sells a comprehensive line of fiber optic components that enable communications equipment manufactures to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications networks. While we had planned to distribute all of our shares of Luminent common stock to our stockholders, unfavorable business and economic conditions in the fiber optic, data networking and telecommunications industries and the resulting adverse effects on the market prices of our common stock and Luminent's common stock has caused us to determine to abandon the distribution and merge Luminent into MRV Merger Sub, our wholly-owned subsidiary, thereby eliminating public ownership of Luminent.

Results of Operations

        The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

                                                                              Year ended December 31,
                                                               ----------------------------------------------------
                                                                   1998                1999                2000
                                                               ------------        ------------        ------------
Revenues, net                                                           100%                100%                100%

Cost of goods sold                                                       63                  68                  64

Research and development                                                 10                  12                  23

Selling, general and administrative                                      20                  23                  39

Purchased technology in progress                                          8                   -                   -

Restructuring costs                                                       6                   -                   -

Amortization of goodwill and other intangibles                            1                   1                  21
                                                                        ---                 ---                 ---
Operating income (loss)                                                  (8)                 (6)                (47)

Other income (expense), net                                               2                   -                  (3)
                                                                        ---                 ---                 ---
Income (loss) before provision for income taxes, minority                (6)                 (5)                (50)
  interests and extraordinary items

Provision (benefit) for income taxes                                      2                  (1)                 (2)

Minority interests                                                       (1)                  -                   -

Gain on extraordinary items, net of tax                                   1                   -                   -
                                                                        ---                 ---                 ---
Net income (loss)                                                        (8)%                (4)%               (48)%
                                                                        ===                 ===                 ===

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES, NET

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

     Operating Entities. Revenue for the year ended December 31, 2000 increased $30.9 million or 11% to $319.4 million from $288.5 million for the year ended December 31, 1999. Revenue generated through our recent acquisitions for the year ended December 31, 2000 was $38.6 million. No acquisitions were made during the year of 1999. Revenue from our existing business was $280.8 million and $288.5 million for the years ended December 31, 2000 and 1999, respectively. This change represents a decrease of $7.7 million or 3% for the year ended December 31, 2000 due to a decrease of approximately $37.0 million or 27% due to our decision to discontinue the production and sale of LAN switches and remote device management products. We made this decision in order to focus on the emerging carrier and service providers' market segment where the sales cycle is significantly greater than the enterprise networks market. This decrease was offset by the growth in the fiber optic components business of approximately $22.0 million due to the increase in market demand created by carrier equipment manufacturers. Our various other products substantially accounted for the remaining increase of approximately $7.0 million or 9% for the year ended December 31, 2000.

     Development Stage Enterprises. No significant revenues were generated by these entities for the years ended 2000 and 1999.

GROSS PROFIT

     Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

     Operating Entities. Gross profit for the year ended December 31, 2000 increased $24.9 million, or 27% to $116.0 million from $91.1 million for the year ended December 31, 1999. Our gross margin (defined as gross profit as a percentage of revenues) increased to 36% for the year ended December 31, 2000 from 32% for the year ended December 31, 1999. Prior to deferred stock compensation amortization expense, MRV's gross margin would have increased to $124.3 million or 39% for the year ended December 31, 2000 compared to $91.1 million or 32% for the year ended December 31, 1999. Our margins increased due to a favorable shift in product mix towards higher margin product lines, such as those for third generation wireless networks and other Internet infrastructure products.

     Development Stage Enterprises. No significant gross profits were generated by these entities for the years ended 2000 and 1999.

RESEARCH AND DEVELOPMENT (R&D)

     R&D expenses increased $38.8 million or 110% to $74.1 million for the year ended December 31, 2000 from $35.3 million for the year ended December 31, 1999.

     Operating Entities. R&D expenses of the operating entities were $32.6 million or 10% of revenues for the year ended December 31, 2000 as compared to $15.3 million or 5% of revenues for the year ended December 31, 1999. This represents an increase of $17.3 million or 113% for the year ended December 31, 2000. Prior to deferred stock compensation amortization expense of $21.6 million for the year ended December 31, 2000, R&D expenses would have been $11.0 million or 3% of revenues compared to $15.3 million or 5% of revenues. This represents a decrease of $4.3 million or 28% for the year ended December 31, 2000.

     Development Stage Enterprises. R&D expenses of the development stage enterprises increased by $21.5 million or 108% to $41.5 million or 13% of revenues for the year ended December 31, 2000 compared to $20.0 million or 7% of revenues for the year ended December 31, 1999. Our increased spending in R&D illustrates our commitment to continued product development and technological expansion. Additionally, R&D from our consolidated development stage enterprises continued to increase as those enterprises strive towards bringing new products to market.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

     Operating Entities. SG&A expenses increased $56.8 million, or 84%, to $124.7 million from $67.9 for the year ended December 31, 1999. SG&A expenses were 39% of revenues for the year ended December 31, 2000 compared to 24% of revenue for the year ended December 31, 1999. Prior to the amortization of deferred stock compensation of $30.0 million for the year ended December 31, 2000, SG&A expenses would have been $94.7 million or 30% of revenues. This represents an increase of $26.8 million or 39% for the year ended December 31, 2000 primarily as a result of our recent acquisitions. We also increased personnel and related costs in our operating entities during the year ended December 31, 2000.

     Development Stage Enterprises. The development stage enterprises did not report SG&A expenses during the years of 2000 and 1999 as their activities primarily involved the research development of products and they had yet to develop administrative and selling functions.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles increased $62.9 million to $66.8 million from $3.9 million for the year ended December 31, 2000 and 1999, respectively. Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and other intangibles may be recorded.

OTHER EXPENSES, NET.

     We incurred $4.5 million in interest expense relating to the Notes for each year ended December 31, 2000 and 1999, respectively. The increase in other expense is primarily attributed to our share of losses from our unconsolidated development stage enterprises of $7.3 million for the year ended December 31, 2000. For the year ended December 31, 1999, these entities were included in our consolidated statements of operations based on our ownership in those enterprises. The remaining components of other expense, principally represent interest income recognized from short-term and long-term investments.

PROVISION (BENEFIT) FOR INCOME TAXES

     The benefit for income taxes for the year ended December 31, 2000 was $5.4 million, compared to $2.2 million for the year ended December 31, 1999. Our income tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES, NET

     Operating Entities. Revenues for the year ended December 31, 1999 increased 9%, to $288.5 million from $264.1 million for the year ended December 31, 1998. Revenues from sales of networking products (switches, routers and remote device management) and optical components products were 65% and 25%, respectively, and service and others represent 10% of total revenues during the year ended December 31, 1999 compared to 72%, 15% and 13% respectively, of total revenues during the year ended December 31, 1998. Revenue increased as a result of greater marketing efforts and wider market acceptance of our products, both domestically and internationally. International sales accounted for approximately 58% of revenues for the year ended December 31, 1999, compared to 59% of revenues for the year ended December 31, 1998.

     Development Stage Enterprises. No significant revenues were generated by these entities for the years ended December 31, 1999 and 1998.

GROSS PROFIT

     Operating Entities. Gross profit for the year ended December 31, 1999 decreased $7.6 million, or 8%, to $91.1 million from $98.7 million for 1998. Our gross margin decreased to 32% for the year ended December 31, 1999 from 37% during the year ended December 31, 1998 as a result of its decision to exit the LAN switching business. During the last two years, we endured intense price competition from our larger competitors. We had planned to compensate for this price competition by introducing new lower cost products during 1998. We began shipping these products in the last quarter of 1998, however, the commoditization of these products and the economies of scale and manufacturing advantages of our larger competitors were too difficult for us to overcome. We recorded a charge of $13.8 million in 1999 to reduce that inventory to net realizable value. Also in February 2000, we decided to exit the LAN switching business.

     Development Stage Enterprises. No significant gross profits were produced by these entities during the years ended December 31, 1999 and 1998.

RESEARCH AND DEVELOPMENT (R&D)

     R&D expenses increased $9.5 million, or 37%, to $35.3 million for the year ended December 31, 1999 from $25.8 million for the year ended December 31, 1998. R&D expenses as a percentage of revenues increased to 12% of revenues during the year ended December 31, 1999, from 10% of revenues for year ended December 31, 1998. This increase was primarily caused by additional development projects commenced during 1999 and associated personnel costs. We intend to continue to invest in the research and development of new products as we believe that our ability to develop and commercialize new products is our key competitive factor. The segmentation below illustrates our change of strategy during 1999, where substantial amounts of the resources were directed to the R&D activities in the development stage enterprises.

     Operating Entities. R&D expenses of the operating entities were $15.3 million or 5% of revenues for the year ended December 31, 1999 compared to $23.8 million or 9% of revenue for the year ended December 31, 1998. This represents a decrease of $8.5 million or 36% for the year ended December 31, 1999. As discussed above, this reduction is due to the shifting of resources to development stage enterprises.

     Development Stage Enterprises. R&D expenses of the development stage enterprises were $20.0 million or 7% of revenues for the year ended December 31, 1999 as compared to $2.0 million or 1% of revenues for the year ended December 31, 1998. This represents an increase of $18.0 million or 900% for the year ended December 31, 1999. As discussed above, this increase is due to the shifting of resources to development stage enterprises.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

     Operating Entities. SG&A expenses increased $14.0 million, or 26%, to $67.9 million for the year ended December 31, 1999 from $53.9 million for the year ended December 31, 1998. SG&A expenses were 24% of revenue for the year ended December 31, 1999, compared to 20% of revenue for the year ended December 31, 1998. The increase in SG&A expense, both in absolute dollars and as a percentage of revenue were due primarily to substantial increases in marketing efforts as well as increased personnel and overhead costs in additional and expanded locations.

     Development Stage Enterprises. The development stage enterprises did not report SG&A expenses during the years of 1999 and 1998.

PURCHASED TECHNOLOGY IN PROGRESS AND RESTRUCTURING COSTS

     Purchased technology in progress for the year ended December 31, 1998 was $20.6 million. The purchased technology in 1998 was related to R&D projects in progress at the time we acquired Xyplex on January 30, 1998, which had not yet reached technological feasibility and for which we had no alternative future use. The majority of this charge related to the EdgeBlaster(TM) technology. The related products were being designed to provide integrated switching at the seam where the enterprise network meets the wide area public network, including the Internet. The research and development was completed as planned before the end of fiscal year 1998 and all expenses to complete the projects were included in research and development during the year with no material variances between projected and actual results. Restructuring costs during the year ended December 31, 1998 were $15.7 million. The restructuring costs in 1998 were associated with our plan adopted in March 1998 calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs. The restructuring plan was completed as originally anticipated, except for the following items. The restructuring costs incurred in the first quarter of 1998 were offset by a restructuring credit of $7.5 million booked during the last quarter of 1998 in connection with our decision to consolidate the Xyplex and NBase organizations. This credit principally resulted from the renegotiation of Xyplex's lease in Littletown, Massachusetts and a reevaluation reducing the anticipated cost of discontinuing some of Xyplex's legacy products. We did not incur these charges or receive a similar credit in 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles increased $1.0 million to $3.9 million from $2.9 million for the year ended December 31, 1999 from 1998, respectively. Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and other intangibles may be recorded.

OTHER EXPENSE, NET

     In November 1998, we repurchased $10.0 million face amount of the Notes at a discount from par resulting in a gain of $2.8 million recorded in the fourth quarter of 1998. The outstanding Notes resulted in interest expense of $2.5 million for the year ended December 31, 1998 and $4.5 million for the year ended December 31, 1999. These expenses were offset by interest income from various investments of approximately $5.0 million and $6.9 million for the years ended December 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share and raising net proceeds of approximately $132.3 million.

     Cash, cash equivalents and restricted cash were $266.3 million at December 31, 2000, compared to $34.3 million at December 31, 1999. As of December 31, 2000, we had working capital of $366.8 million, compared with $106.4 million as of December 31, 1999. The ratio of current assets to current liabilities at December 31, 2000 was 4.3 to 1, compared to 3.1 to 1 at December 31, 1999. This is primarily due to the consolidation of MRV's recent acquisitions, cash utilized for acquisitions and the cash Luminent received from its initial public offering.

     Cash used in operating activities was $29.8 million for the year ended December 31, 2000, compared to cash provided by operating activities of $2.0 million for the year ended December 31, 1999. Cash used in operating activities was primarily impacted by our net loss, partially offset by the amortization of goodwill and other intangibles and amortization of deferred stock compensation. The increase in cash used in operating activities was also a result of an overall increase in our current assets.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," and related interpretations. SAB 101 summarized certain of the Securities and Exchange Commission's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. MRV has applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on its financial condition or results of operations.

     In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Report:

                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants................................................. F-1

Consolidated Balance Sheets as of December 31, 1999 and 2000............................. F-2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000............................................................... F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the three years in the period ended December 31, 2000.............................. F-4

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000............................................................... F-5

Notes to Consolidated Financial Statements............................................... F-6

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

        21          Subsidiaries of the Registrant.

        23.1        Consent of Arthur Andersen LLP to incorporation of Report on
                    Financial Statements into Company's Registration Statements

        25 Power of Attorney (contained on Signature Page to Form 10-K for the year ended December 31, 2000 filed with the SEC on April 17, 2001).

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

               Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Six Month Period Ended June 30, 2000

               Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999

               Notes to Unaudited Pro Forma Condensed Consolidated Financial Information


        (ii). A report on Form 8-K dated October 16, 2000 was filed on October 16, 2000 reporting matters under Item 5

                                           SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on December 27, 2001.

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

                           Names                                 Title                              Date
                           -----                                 -----                              ----
                  /s/ NOAM LOTAN              President, Chief Executive Officer (Principal
         --------------------------------     Executive Officer), and a Director                 December 27, 2001
                    Noam Lotan


               /s/  SHLOMO MARGALIT           Chairman of the Board, Chief Technical
         --------------------------------     Officer, Secretary, and a Director                 December 27, 2001
                 Shlomo Margalit


                /s/ SHAY GONEN                Interim Chief Financial Officer
         --------------------------------     (Principal Financial and Accounting Officer)       December 27, 2001
                   Shay Gonen

               /s/ IGAL SHIDLOVSKY*
         --------------------------------     Director                                           December 27, 2001
                 Igal Shidlovsky

               /s/ GUENTER JAENSCH*
         --------------------------------     Director                                           December 27, 2001
                 Guenter Jaensch

                 /s/ DANIEL TSUI*
         --------------------------------     Director                                           December 27, 2001
                   Daniel Tsui

                /s/ BARUCH FISCHER*
         --------------------------------     Director                                           December 27, 2001
                  Baruch Fischer

*By              /s/ NOAM LOTAR
         --------------------------------     Attorney-In-Fact
                    Noam Lotar

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

                                                /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                                   Arthur Andersen LLP

Los Angeles, California
February 19, 2001
(except for matters discussed in Note 18
as to which the date is October 4, 2001)

                            MRV COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                       ----------------------
                                                                                         1999         2000
                                                                                       --------    ----------
ASSETS
Current assets:
  Cash and cash equivalents..........................................................  $ 34,330    $  210,080
  Restricted cash....................................................................        --        56,181
  Short-term investments.............................................................    10,141        17,766
  Accounts receivable, net of allowance of $8,451 in 1999 and $9,480 in 2000.........    60,637        62,713
  Inventories........................................................................    35,392        77,005
  Refundable income taxes............................................................     3,216            --
  Deferred income taxes..............................................................     6,907        31,227
  Other current assets...............................................................     6,336        22,750
                                                                                       --------    ----------
        Total current assets.........................................................   156,959       477,722
Property and equipment, at cost:
  Land...............................................................................        --         3,559
  Building...........................................................................     3,814        19,563
  Machinery and equipment............................................................    12,598        57,369
  Furniture and fixtures.............................................................     4,233        12,824
  Computer hardware and software.....................................................    12,913        10,823
  Leasehold improvements.............................................................     3,053         7,221
  Construction in progress...........................................................        --         3,815
                                                                                       --------    ----------
                                                                                         36,611       115,174
  Less -- Accumulated depreciation and amortization..................................   (17,011)      (42,905)
                                                                                       --------    ----------
                                                                                         19,600        72,269
Other assets:
  Investments........................................................................   101,936        31,734
  Deferred income taxes..............................................................     5,324         6,209
  Goodwill and other intangibles, net................................................    27,214       504,027
  Other..............................................................................     3,500         5,660
                                                                                       --------    ----------
                                                                                        137,974       547,630
                                                                                       --------    ----------
                                                                                       $314,533    $1,097,621
                                                                                       ========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations.......................................  $    198    $      163
  Current portion of long-term debt..................................................        --         2,774
  Short-term obligations.............................................................        --         9,104
  Accounts payable...................................................................    33,455        56,088
  Accrued liabilities................................................................    15,403        34,894
  Income taxes payable...............................................................        --         6,477
  Deferred revenue...................................................................     1,478         1,470
                                                                                       --------    ----------
        Total current liabilities....................................................    50,534       110,970
Long-term liabilities:
  Convertible subordinated notes.....................................................    90,000        89,646
  Capital lease obligations, net of current portion..................................     1,481           621
  Long-term debt, net of current portion.............................................        --        60,257
  Other long-term liabilities........................................................     2,928         3,980
                                                                                       --------    ----------
        Total long-term liabilities..................................................    94,409       154,504
Commitments and contingencies
Minority interest....................................................................     2,775        50,592
Stockholders' equity:
  Preferred stock, $0.01 par value:
    Authorized -- 1,000 shares; no shares issued or outstanding......................        --            --
  Common stock, $0.0017 par value:
    Authorized -- 160,000 shares
    Issued -- 56,282 shares in 1999 and 73,327 in 2000
    Outstanding -- 56,234 shares in 1999 and 73,279 in 2000..........................        96           126
  Additional paid-in capital.........................................................   191,468     1,060,650
  Accumulated deficit................................................................   (18,377)     (171,330)
  Deferred stock compensation, net...................................................        --      (100,862)
  Treasury stock, 48 shares at cost in 1999 and 2000.................................      (133)         (133)
  Accumulated other comprehensive loss...............................................    (6,239)       (6,896)
                                                                                       --------    ----------
        Total stockholders' equity...................................................   166,815       781,555
                                                                                       --------    ----------
                                                                                       $314,533    $1,097,621
                                                                                       ========    ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                            MRV COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            --------    --------    ---------
Revenues, net.............................................  $264,075    $288,524    $ 319,394
Costs and expenses:
  Cost of goods sold(1)...................................   165,385     197,442      203,371
  Research and development(1).............................    25,817      35,319       74,078
  Selling, general and administrative(1)..................    53,852      67,859      124,700
  Amortization of goodwill and other intangibles..........     2,901       3,898       66,814
  Purchased technology in progress........................    20,633          --           --
  Restructuring costs.....................................    15,671          --           --
                                                            --------    --------    ---------
                                                             284,259     304,518      468,963
                                                            --------    --------    ---------
     Operating loss.......................................   (20,184)    (15,994)    (149,569)
Other income (expense):
  Interest expense........................................    (2,480)     (4,500)     (10,129)
  Minority interest.......................................    (1,345)        610          796
  Interest income and other...............................     6,819       4,822          551
                                                            --------    --------    ---------
                                                               2,994         932       (8,782)
                                                            --------    --------    ---------
     Loss before provision (benefit) for income taxes and
       extraordinary item.................................   (17,190)    (15,062)    (158,351)
Provision (benefit) for income taxes......................     5,707      (2,153)      (5,398)
                                                            --------    --------    ---------
     Loss before extraordinary item.......................   (22,897)    (12,909)    (152,953)
Extraordinary item:
  Gain on repurchase of convertible notes, net of tax of
     $1,639...............................................     2,791          --           --
                                                            --------    --------    ---------
     Net loss.............................................  $(20,106)   $(12,909)   $(152,953)
                                                            ========    ========    =========
Loss per share information:
Basic and diluted loss per share..........................  $  (0.38)   $  (0.24)   $   (2.33)
Basic and diluted weighted average shares outstanding.....    53,064      53,920       65,669
                                                            ========    ========    =========

-------------------------
(1) Includes amounts relating to deferred stock compensation of $8.3 million, $21.6 million and $30.0 million presented in "cost of goods sold", "research and development" and "selling, general and administrative", respectively, for the year ended December 31, 2000.

The accompanying notes are an integral part of these consolidated financial statements.

                            MRV COMMUNICATIONS, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                    RETAINED                   OTHER
                                 ---------------    PAID-IN     DEFERRED STOCK   EARNINGS    TREASURY   COMPREHENSIVE
                                 SHARES   AMOUNT    CAPITAL      COMPENSATION    (DEFICIT)    STOCK         LOSS          TOTAL
                                 ------   ------   ----------   --------------   ---------   --------   -------------   ---------
BALANCE, DECEMBER 31, 1997.....  52,720    $ 90    $  175,872     $      --      $  14,635    $  --        $  (628)     $ 189,969
  Exercise of stock warrants
    and options................     606       1         1,509            --             --       --             --          1,510
  Issuance of warrants in
    connection with the
    acquisition of Xyplex......      --      --         3,272            --             --       --             --          3,272
  Purchase of treasury stock...     (48)     --            --            --             --     (133)            --           (133)
  Comprehensive loss:
    Translation adjustments....      --      --            --            --             --       --            (83)           (83)
    Net loss...................      --      --            --            --        (20,106)      --             --        (20,106)
                                                                                                                        ---------
  Comprehensive loss...........      --      --            --            --             --       --             --        (20,189)
                                 ------    ----    ----------     ---------      ---------    -----        -------      ---------
BALANCE, DECEMBER 31, 1998.....  53,278      91       180,653            --         (5,471)    (133)          (711)       174,429
  Exercise of stock warrants
    and options................   2,156       4         2,816            --             --       --             --          2,820
  Exercise of stock warrants by
    Intel Corporation..........     800       1         7,999            --             --       --             --          8,000
  Other........................      --      --            --            --              3       --             --              3
  Comprehensive loss:
    Translation adjustments....      --      --            --            --             --       --         (5,528)        (5,528)
    Net loss...................      --      --            --            --        (12,909)      --             --        (12,909)
                                                                                                                        ---------
  Comprehensive loss...........      --      --            --            --             --       --             --        (18,437)
                                 ------    ----    ----------     ---------      ---------    -----        -------      ---------
BALANCE, DECEMBER 31, 1999.....  56,234      96       191,468            --        (18,377)    (133)        (6,239)       166,815
  Exercise of stock options....   2,896       5         7,757            --             --       --             --          7,762
  Tax benefit from exercise of
    stock options..............      --      --        11,417            --             --       --             --         11,417
  Issuance of common stock in
    connection with
    acquisitions...............  14,123      25       639,172            --             --       --             --        639,197
  Issuance of common stock in
    connection with conversion
    of convertible subordinated
    notes......................      26      --           354            --             --       --             --            354
  Effect of subsidiary equity
    transactions...............      --      --        49,679            --             --       --             --         49,679
  Deferred stock
    compensation...............      --      --       160,803      (160,803)            --       --             --             --
  Amortization of deferred
    stock compensation.........      --      --            --        59,941             --       --             --         59,941
  Comprehensive loss:
    Net loss...................      --      --            --            --       (152,953)      --             --       (152,953)
    Translation adjustments....      --      --            --            --             --       --           (657)          (657)
                                                                                                                        ---------
  Comprehensive loss...........      --      --            --            --             --       --             --       (153,610)
                                 ------    ----    ----------     ---------      ---------    -----        -------      ---------
BALANCE, DECEMBER 31, 2000.....  73,279    $126    $1,060,650     $(100,862)     $(171,330)   $(133)       $(6,896)     $ 781,555
                                 ======    ====    ==========     =========      =========    =====        =======      =========

The accompanying notes are an integral part of these consolidated financial statements.

                            MRV COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE THREE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1998           1999          2000
                                                              -----------    ----------    -----------
Cash Flows From Operating Activities:
  Net loss..................................................   $ (20,106)     $(12,909)     $(152,953)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization.........................       7,902        12,501         77,871
      Amortization of deferred stock compensation expense...          --            --         59,941
      Allowance for doubtful accounts.......................       2,591         1,416          3,833
      Deferred income taxes.................................       1,408        (1,302)       (25,205)
      Realized gain on investment...........................      (2,535)           --            (50)
      Purchased technology in progress......................      20,633            --             --
      Extraordinary gain on repurchase of convertible
         subordinated notes.................................      (2,791)           --             --
      Loss on disposition of property and equipment.........          --            --             16
      Tax benefit from stock option exercises...............          --            --         11,417
      Other.................................................         324            --             --
      Minority interests' share of income (loss)............       1,345          (610)          (796)
  Changes in operating assets and liabilities, net of
    effects from acquisitions:
    Accounts receivable.....................................      12,263        (7,457)         4,949
    Inventories.............................................       3,453        12,075        (28,869)
    Refundable income taxes.................................          --            --          3,216
    Other assets............................................       2,008          (519)       (12,020)
    Accounts payable........................................     (19,505)        3,698         28,939
    Accrued liabilities.....................................      (7,438)        1,715          4,890
    Income taxes payable....................................      (7,006)       (3,661)        (5,154)
    Deferred revenue........................................         508        (2,920)           175
                                                               ---------      --------      ---------
         Net cash provided by (used in) operating
           activities.......................................      (6,946)        2,027        (29,800)
Cash Flows From Investing Activities:
  Purchases of property and equipment.......................      (6,337)       (8,053)       (23,977)
  Proceeds from sale of property and equipment..............          --            --          1,520
  Purchases of investments..................................    (206,846)      (19,242)       (21,566)
  Proceeds from maturity of investments.....................     173,714        38,293         97,704
  Cash used in acquisitions, net of cash received...........     (44,695)       (4,773)       (44,517)
                                                               ---------      --------      ---------
         Net cash provided by (used in) investing
           activities.......................................     (84,164)        6,225          9,164
Cash Flows From Financing Activities:
  Net proceeds from subsidiary equity transaction...........          --            --        132,290
  Net proceeds from issuance of common stock................       1,510        10,820          7,762
  Proceeds from issuance of convertible debentures, net.....      96,423            --             --
  Borrowings on short-term obligations......................          --            --         35,887
  Payments on short-term obligations........................          --            --        (35,949)
  Principal payments on capital lease obligations...........         (62)           94           (163)
  Borrowings on long-term debt..............................          --            --         62,696
  Payments on long-term debt................................          --            --         (4,002)
  Repurchase of convertible notes...........................      (5,300)           --             --
  Purchase of treasury stock................................        (133)           --             --
                                                               ---------      --------      ---------
         Net cash provided by financing activities..........      92,438        10,914        198,521
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (64)       (5,528)        (2,135)
Net increase in cash and cash equivalents...................       1,264        13,638        175,750
Cash and cash equivalents, beginning of year................      19,428        20,692         34,330
                                                               ---------      --------      ---------
Cash and cash equivalents, end of year......................   $  20,692      $ 34,330      $ 210,080
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

     As of December 31, 2000, MRV's more significant subsidiaries, development stage enterprises and other affiliated companies were as follows:

     Luminent, Inc, -- Luminent is a 92 percent-owned subsidiary of MRV designing, manufacturing and selling fiber optic components that enable communications equipment manufacturers to provide optical networking solutions for the rapidly growing metropolitan and access segments of the communications network. Its products are designed to meet the increasing bandwidth requirements between long-haul telecommunication networks and end users. Luminent specializes in singlemode fiber optic components and subsystems for high-capacity data transmission for long-reach applications in the metropolitan and access markets.

     Optical Access, Inc. -- Optical Access is a wholly-owned subsidiary of MRV designing, manufacturing and marketing optical wireless products that enable the delivery of high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office. Management believes its solution provides higher transmission capacity, or bandwidth, at a lower cost compared to other commercially available last mile solutions.

     CEScomm, Inc. -- CEScomm, formerly Creative Electronic Systems SA, is a wholly-owned subsidiary of MRV developing and providing equipment to manufacturers of cellular network infrastructure equipment and mobile operators and service providers for the third generation of wireless solutions for the next generation of mobile communications systems. These new systems provide enhanced services to those available today i.e. voice, text and data. CEScomm specializes in products that provide the real-time conversion of radio signals generated by Internet ready mobile devices into asynchronous transfer mode traffic streams.

     iTouch Communications, Inc. -- iTouch is wholly-owned subsidiary of MRV providing next-generation Internet infrastructure solutions that enable service providers and carriers to deliver and monitor, on a real-time basis, high-speed Internet services. iTouch's products combine transaction management with Internet protocol (IP) routing and wide area networks (WAN), high-speed data acquisition and management systems.

     NBase-Xyplex, Inc. -- NBas-Xyplex is a wholly-owned subsidiary of MRV providing products and services to enhance network infrastructures for city carriers, service providers, cable operators and campus and enterprise networks. Its products and technologies have been utilized in metropolitan area based fiber-based networks, enabling smart access to WAN, as well as in local area networks (LAN), switching, building enterprise/corporate data networks.

     Charlotte's Networks, Inc. -- Charlotte is a 90 percent-owned subsidiary of MRV developing a core router for large service providers and carriers. Its product is capable of carrying both IP packets and time-division multiplexing voice traffic and enables the current WAN to increase processing power and rate of transmission. In addition, the router provides multi-services required by telecommunication companies for efficient and flexible transmission of voice over data networks.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     Zuma Networks, Inc. -- Zuma is a wholly-owned subsidiary of MRV developing a next generation gigabit Ethernet switch router platform.

     Optical Crossing, Inc. -- Optical Crossing is a 60 percent-owned subsidiary of MRV designing, developing and manufacturing advanced fiber optic communication components and systems for the telecommunications industry.

     Zaffire, Inc. -- Zaffire is a 22 percent-owned, on a fully diluted basis, affiliate of MRV focused on developing a next-generation, optical services networking system for service providers.

     RedC Optical Networks, Inc. -- RedC is a 35 percent-owned, on a fully diluted basis, affiliate of MRV that has developed a complete line of optical modules used for operating, monitoring and protecting optical networks including: optical amplifiers, add/drop modules, protection and restoration modules and dense wave division multiplexing monitoring.

     Hyperchannel Ltd. -- Hyperchannel, which does business under its trademark Hyporium, is a 42 percent-owned, on a fully diluted basis, affiliate of MRV and an independent Internet market maker for the information technology industry
(IT), enabling IT vendors, distributors and resellers to trade online.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of MRV and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of related development stage enterprises when it has effective control, voting control or has provided the entity's working capital. When others invest in these enterprises reducing its voting control below 50 percent, MRV discontinues consolidation and uses the equity method of accounting for these investments.

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

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

REVENUE RECOGNITION

     MRV generally recognizes product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no rights of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. MRV's major revenue-generating products consist of: passive and active optical components; switches and routers; remote device management; and network infrastructure equipment. Revenue generated through the sales of services and systems support has been insignificant.

     MRV generally warrants our products against defects in materials and workmanship for one year. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

CASH AND CASH EQUIVALENTS

     MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. In connection with MRV's interest rate swap agreement and its long-term debt (see Note 9, Interest Rate Swap), $56.2 million in cash has been restricted until the term loan and the swap expire in 2003. As of December 31, 2000, $132.9 million of cash, cash equivalents and short-term investments were held by MRV's publicly traded subsidiary, Luminent.

INVESTMENTS

     MRV accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     As of December 31, 1999 and 2000, short and long-term investments consisted principally of U.S. Treasury notes. As defined by SFAS No. 115, MRV has classified its investments in these debt securities as "held-for-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 1999 and 2000. As of December 31, 2000, all held-for-maturity investments were short-term expiring at various dates through 2001.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first-in, first out method.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     Inventories consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                                               1999       2000
                                                              -------    -------
Raw materials...............................................  $ 8,475    $36,278
Work-in-process.............................................    8,083     17,721
Finished goods..............................................   18,834     23,006
                                                              -------    -------
                                                              $35,392    $77,005
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

GOODWILL AND OTHER INTANGIBLES

     Intangible assets represent intellectual property acquired, purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired (goodwill). Purchased intangible assets include patents, assembled work forces, customer contracts and goodwill. Goodwill is amortized using the straight-line method over five years. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 1 to 12 years.

     The components of intangible assets as of December 31, 1999 and 2000 are as follows (in thousands):

                                                               1999        2000
                                                              -------    --------
Patents.....................................................  $    --    $ 64,600
Assembled work forces.......................................       --       1,790
Customer contracts..........................................       --         720
Goodwill....................................................   33,909     510,426
                                                              -------    --------
                                                               33,909     577,536
Less -- Accumulated amortization............................   (6,695)    (73,509)
                                                              -------    --------
                                                              $27,214    $504,027
                                                              =======    ========

IMPAIRMENT OF INTANGIBLES AND OTHER LONG-LIVED ASSETS

     MRV evaluates its long-term assets, such as patents, assembled work forces, customer contracts, goodwill and property and equipment, for impairment at the acquired business unit level whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. MRV considers events or changes such as product discontinuance, plant closures, product dispositions, a history of operating losses or other changes in circumstances that indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on MRV's weighted average costs of capital, which represents the blended after-tax costs of debt and equity.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

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

ADVERTISING COSTS

     Advertising costs are charged to expense as incurred.

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

EARNINGS PER SHARE

     Basic earning (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Options to purchase 4.1 million, 4.0 million and 8.2 million shares were not included in the computation of years 1998, 1999 and 2000 diluted earnings (loss) per share because such options were considered anti-dilutive. Warrants to purchase 5.8 million, 3.3 million and 2.4 million shares were not included in the computation of years 1998, 1999 and 2000 diluted earnings (loss) per share because such options were considered anti-dilutive. Shares associated with MRV's $89.6 million outstanding convertible subordinated notes were not included in the computation of earnings (loss) per share as they were considered anti-dilutive.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     The following schedule summarizes the information used to compute earnings per share (in thousands, except per share data) for each of the three years in the period ended December 31, 2000:

                                                              1998        1999        2000
                                                            --------    --------    ---------
Loss before extraordinary item............................  $(22,897)   $(12,909)   $(152,953)
Extraordinary item -- gain on repurchase of convertible
  subordinated notes, net of tax..........................     2,791          --           --
                                                            --------    --------    ---------
          Net loss........................................  $(20,106)   $(12,909)   $(152,953)
                                                            ========    ========    =========
Weighted average number of shares used to compute basic
  and diluted loss per share..............................    53,064      53,920       65,669
                                                            ========    ========    =========
Basic and diluted loss per share before extraordinary
  item....................................................     (0.43)      (0.24)       (2.33)
Extraordinary gain per basic and diluted share............      0.05          --           --
                                                            --------    --------    ---------
Basic and diluted loss per share..........................     (0.38)      (0.24)       (2.33)
                                                            ========    ========    =========

STOCK-BASED COMPENSATION

     MRV accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     MRV accounts for option and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and Emerging Issue Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services," whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

     Deferred stock compensation expense is being amortized using the graded vesting method. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option's compensation expense is amortized in each of the four years following the date of grant. Deferred stock compensation generated during 2000 was $160.8 million of which $106.6 million was generated through acquisitions (see Note 3) and $54.2 million was generated through stock options granted to Luminent's Chief Executive Officer and its Chief Financial Officer (see Note 12). Total deferred stock compensation expense for the year ended December 31, 2000 was $59.9 million. There was no deferred stock compensation expense incurred for the year ended December 31, 1999.

TRANSACTIONS WITH STOCK OF A SUBSIDIARY

     At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the book value of MRV's investment in that subsidiary increases. If at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor does MRV contemplate subsequent capital transactions or intend to spin-off the subsidiary to stockholders, MRV records the increase in its investment as a gain in Other Income, net in its Consolidated Statements of Operations. Otherwise, the increase in its investment is considered as additional paid-in capital, which is included in Effect of Subsidiary Equity Transactions in MRV's Consolidated Statements of Stockholders' Equity.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     On November 9, 2000, Luminent, a wholly-owned subsidiary of MRV, issued
12.0 million shares of its common stock for $12 per share, or $144.0 million, to complete its initial public offering. As part of MRV's plan to spin-off Luminent to MRV stockholders, the purchase price in excess of its book value, or $49.7 million has been included in Effect of Subsidiary Equity Transactions in MRV's Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000.

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

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

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

                                    DATE OF           TOTAL         FORM OF CONSIDERATION AND
       ACQUIRED COMPANY           ACQUISITION     CONSIDERATION     OTHER NOTES TO ACQUISITION
       ----------------         ----------------  --------------  ------------------------------
YEAR ENDED DECEMBER 31, 2000

Fiber Optic Communications,     April 24, 2000    $309.7 million  $48.6 million in cash and 5.4
  Inc.                                                            million shares of common stock
                                                                  and options issued;
                                                                  approximately 97% of capital
                                                                  stock assumed; goodwill
                                                                  recorded of $261.5 million;
                                                                  deferred stock compensation
                                                                  recorded of $14.1 million.
Jolt Limited                    May 1, 2000       $57.7 million   1.9 million shares of common
                                                                  stock and options issued; 100%
                                                                  of capital stock assumed;
                                                                  goodwill and intangibles
                                                                  recorded of $33.7 million;
                                                                  deferred stock compensation
                                                                  recorded of $25.0 million.
Quantum Optech Inc.             July 12, 2000     $36.1 million   1.2 million shares of common
                                                                  stock and options issued; 100%
                                                                  of capital stock assumed;
                                                                  goodwill recorded of $27.8
                                                                  million; deferred stock
                                                                  compensation recorded of $2.7
                                                                  million.
AstroTerra Corporation          July 12, 2000     $160.3 million  2.4 million shares of common
                                                                  stock and options issued; 100%
                                                                  of capital stock assumed;
                                                                  goodwill and intangibles
                                                                  recorded of $108.4 million;
                                                                  deferred stock compensation
                                                                  recorded of $50.0 million.
Optronics International Corp.   July 21, 2000     $123.9 million  4.2 million shares of common
                                                                  stock and options issued;
                                                                  approximately 99% of capital
                                                                  stock assumed; goodwill
                                                                  recorded of $99.4 million;
                                                                  deferred stock compensation
                                                                  recorded of $13.4 million.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

                                    DATE OF           TOTAL         FORM OF CONSIDERATION AND
       ACQUIRED COMPANY           ACQUISITION     CONSIDERATION     OTHER NOTES TO ACQUISITION
       ----------------         ----------------  --------------  ------------------------------
Other                           Various           $16.5 million   507,000 shares of common stock
                                                                  issued; 100% of capital stock
                                                                  assumed; goodwill recorded of
                                                                  $14.9 million; deferred stock
                                                                  compensation recorded of $1.4
                                                                  million.
YEAR ENDED DECEMBER 31, 1998

Whittaker Xyplex, Inc.(1)       January 30, 1998  $38.3 million   $35.0 million in cash and
                                                                  843,000 options to purchase
                                                                  common stock issued(3). 100%
                                                                  of capital stock assumed;
                                                                  $20.6 million in-process
                                                                  technology expensed(2);
                                                                  goodwill recorded of $10.3
                                                                  million.

-------------------------
(1) Whittaker Xyplex, Inc.'s name was subsequently changed to Nbase-Xyplex and most recently, to iTouch Communications.

(2) Technology in-process was valued according to the "milestone" or percentage complete method.

(3) In connection with the acquisition of Whittaker Xyplex, MRV issued three-year warrants, expiring in January 2001, to purchase 843,000 shares of common stock at an exercise price of $35.00 per share. Using the fair value method, these warrants were valued at $3.3 million.

     On April 24, 2000, MRV completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc., a Republic of China corporation. Fiber Optic Communications is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, Fiber Optic Communications shareholders received approximately $48.6 million in cash and approximately 4.7 million shares of MRV common stock and options to purchase 680,000 shares of MRV common stock for a total purchase price of approximately $309.7 million. The issuance price of the MRV common stock was approximately $53 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $14.1 million, and vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $261.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

     On May 1, 2000, MRV completed the acquisition of all of the outstanding capital stock of Jolt, an Israeli corporation. Jolt designs, manufactures and sells multi-port wireless optics communications equipment. Under the terms of the purchase agreement, shareholders received approximately 1.1 million shares of MRV common stock. In addition, the employees of Jolt received options to purchase approximately 849,000 shares of common stock of MRV. The purchase price aggregated approximately $57.7 million. The issuance price of the common stock was approximately $31 per share, which was determined based on the average market price five days before and after the terms of the acquisition were agreed upon. The options to purchase common stock are exercisable at $6 per share, have an aggregate intrinsic value of $25.0 million, and vest over an employment period of four years. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $33.7 million has been recorded as goodwill and is being

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

amortized on a straight-line basis over 5 years. The deferred compensation of approximately $25.0 million is being amortized using the graded vesting method over four years.


     On July 12, 2000, MRV completed the acquisition of all of the outstanding capital stock of Quantum Optech Inc., a Republic of China corporation. Quantum Optech is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing. Under the terms of the purchase agreement, Quantum Optech shareholders received approximately 1.0 million shares of MRV common stock and options to purchase approximately 160,000 shares of MRV common stock for a total purchase price of approximately $36.1 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $4.0 million, of which unvested options have an intrinsic value of $2.7 million and vested options have a fair value of $1.3 million, and the remaining vest over a four-year period. The excess purchase price paid over the fair value of the net identifiable assets acquired of $27.8 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.



     On July 12, 2000, MRV completed the acquisition of AstroTerra, a California corporation that develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. MRV exchanged approximately 1.6 million shares of its common stock for all of the outstanding capital stock of AstroTerra. In addition, the employees of AstroTerra received options to purchase approximately 809,000 shares of common stock of MRV. The purchase price aggregated approximately $160.3 million. The issuance price of the common stock was approximately $65 per share, which was determined based on the average market price five days before and after the terms of the agreement were agreed upon. The options to purchase common stock are exercisable at approximately $3 per share, have a fair value of approximately $50.0 million and vest over an employment period of four years. The deferred compensation is being amortized using the graded vesting method over four years. The excess purchase price paid over the fair value of the net identifiable assets acquired of $108.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years.



     On July 21, 2000, MRV completed the acquisition of approximately 99% of the outstanding capital stock of Optronics International Corp., a Republic of China corporation. Optronics International is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, Optronics International shareholders received approximately 3.4 million shares of MRV common stock and options to purchase approximately 800,000 shares of MRV common stock for a total purchase price of approximately $123.9 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $20.0 million, of which unvested options have an intrinsic value of $13.4 million and vested options have a fair value of $6.6 million, and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     The purchase price of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra, Optronics International and Other were allocated as follows (in thousands, unaudited):

Purchase Price..............................................    $704,241
Allocation of purchase price:
  Net tangible assets.......................................      51,902
  Deferred stock compensation...............................     106,602
  Goodwill and other intangibles............................     545,737

     The results of operations of these acquisitions have been included in MRV's consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information presents the combined results of operations of these acquisitions as if the acquisitions had occurred as of January 1, 1999, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred stock compensation charges. The unaudited pro forma share data assumes the shares issued in connection with these acquisitions were outstanding as of January 1, 1999 (in thousands, except per share amounts, unaudited).

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

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
Pro forma revenue...........................................  $ 322,645    $ 335,486
Pro forma net loss..........................................  $(115,775)   $(143,044)
Pro forma basic and diluted net loss per share..............  $   (1.75)   $   (1.83)
Pro forma basic and diluted weighted average shares
  outstanding...............................................     66,247       77,996

ACQUISITION-RELATED UNEARNED STOCK COMPENSATION

     During 2000, MRV recorded acquisition-related purchase consideration of $106.6 million as unearned stock-based compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that are earned as future services are provided by employees. The compensation is being recognized over the related employment period using the graded vesting method. A total of $43.7 million of expense was recognized for 2000.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

4. INVESTMENTS IN SUBSIDIARIES

     The following table presents information regarding investments made by MRV in subsidiaries accounted for under the equity method of accounting or consolidated. Subsidiaries in which MRV owns greater than 50% ownership or exercises control have been consolidated in the accompanying consolidated financial statements.

         SUBSIDIARY             OWNERSHIP %                  FORM OF CONSIDERATION(5)
         ----------             -----------                  ------------------------
CONSOLIDATED SUBSIDIARIES
EDSLan SRL                      80%(1)           Purchased an additional 10% ownership in 2000
                                                 for approximately $1.5 million; purchased an
                                                 additional 10% ownership in 1999 for
                                                 approximately $1.5 million; purchased an
                                                 additional 10% ownership in 1997 for
                                                 approximately $500,000; purchased 50% ownership
                                                 in 1996 for approximately $1.1 million.
Tecnonet SRL                    60%(2)           Purchased an additional 10% ownership in 1999
                                                 for approximately $600,000; purchased 50%
                                                 ownership in 1998 for approximately $3.1
                                                 million.
RDS                             62.5%            Purchased an additional 12.5% ownership in 1999
                                                 for approximately $2.4 million; purchased 50%
                                                 ownership in 1998 for approximately $8.0
                                                 million.
Charlotte's Networks            90%(3)           Issued 1.0 million shares of common stock valued
                                                 at approximately $61.5 million for approximately
                                                 10% in 2000.

EQUITY METHOD SUBSIDIARIES
RedC Optical                    35%              $5.0 in cash and issued 150,000 shares
                                                 of common stock valued at approximately $11.5
                                                 million for approximately 32% in 2000.
Other                           Various(4)       Issued 646,000 shares of common stock valued at
                                                 approximately $16.7 million for ownership
                                                 interest in various non-consolidated equity
                                                 investments.

-------------------------
(1) MRV receives 95 percent of EDSLan's profits or losses from the date of each investment.

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

(5) The purchase price for each of these acquisitions is based on the common stock and cash consideration provided. The issuance prices of MRV common stock used in the calculation of the purchase price is based on the average market price five days before and after the terms were agreed upon.

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

5. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                               1999       2000
                                                              -------    -------
Payroll and related.........................................  $ 7,055    $16,851
Other.......................................................    8,348     17,193
                                                              -------    -------
                                                              $15,403    $34,044
                                                              =======    =======

6. INCOME TAXES

     The provision (benefit) for income taxes for the three years in the period ended December 31, 2000 (including provision of $1.6 million related to the extraordinary gain in 1998) is as follows (in thousands):

                                                         1998      1999        2000
                                                        ------    -------    --------
Current
  Federal.............................................  $3,306    $(2,139)   $  7,344
  State...............................................   1,093       (413)      5,622
  Foreign.............................................   3,324      1,701       6,841
                                                        ------    -------    --------
                                                         7,723       (851)     19,807
Deferred
  Federal.............................................    (176)    (1,487)    (17,354)
  State...............................................     (31)        45      (7,137)
  Foreign.............................................    (170)       140        (714)
                                                        ------    -------    --------
                                                          (377)    (1,302)    (25,205)
                                                        ------    -------    --------
                                                        $7,346    $(2,153)   $ (5,398)
                                                        ======    =======    ========

     The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1999    2000
                                                              ----    ----    ----
Income tax provision (benefit) at statutory federal rate....  (35)%    34%     34%
State and local income taxes, net of federal income tax
  effect....................................................   (6)      6       6
Permanent differences.......................................   --     (15)    (30)
Research and development credit.............................    6       6      --
Income tax on extraordinary gain............................  (10)     --
Foreign taxes at rates different than domestic rates........   (2)    (17)     (3)
Change in valuation reserve.................................   --      --     (10)
                                                              ---     ---     ---
                                                              (43)%    14%     (3)%
                                                              ===     ===     ===

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     The components of deferred income taxes as of December 31, 1999 and 2000 are as follows (in thousands):

                                                               1999        2000
                                                              -------    --------
Allowance for doubtful accounts.............................  $ 2,548    $  2,083
Inventory reserve...........................................    3,811       6,133
Warranty reserve............................................    1,072         647
Deferred stock compensation.................................       --       6,630
Net operating losses........................................       --      29,014
Accrued liabilities.........................................       --       2,158
Other.......................................................     (524)      1,463
                                                              -------    --------
                                                                6,907      48,128
     Valuation allowance....................................       --     (16,901)
                                                              -------    --------
     Net short-term deferred income tax assets..............    6,907      31,227
Purchased technology in progress............................    5,724          --
Depreciation and amortization...............................     (400)      6,209
                                                              -------    --------
     Net long-term deferred income tax assets...............    5,324       6,209
                                                              -------    --------
                                                              $12,231    $ 37,436
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

     MRV generated net operating loss carryforwards available of approximately $56.4 million and $56.4 million for federal and state income tax purposes, respectively for the year ended December 31, 2000. Prior to December 31, 2000, there were no federal net operating loss carryforwards available. Prior to December 31, 2000, MRV had generated total state net operating losses of $50.3 million available to offset future taxable income through 2014. For federal and state income tax purposes, the net operating losses generated during 2000 are available to offset future taxable income through 2020.

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

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

These obligations are incurred and settled in the local currencies of the respective subsidiaries. As of December 31, 2000, MRV had approximately $8.7 million of available short-terms borrowings.

8. LONG-TERM DEBT

     Long-term debt consisted of the following as of December 31, 2000 (in thousands):

Secured notes payable to financial institutions bearing
  interest ranging from 6.5% to 18.0%, payable in monthly
  and quarterly installments of principal and interest
  through October 2012......................................  $13,031
Term loan with a financial institution bearing interest at
  7.0% as of December 31, 2000, payable in full in 2003.....   50,000
                                                              -------
                                                               63,031
  Less -- Current portion...................................   (2,774)
                                                              -------
                                                              $60,257
                                                              =======

     The following summarizes the required principal payments on long-term debt as of December 31, 2000 (in thousands):

                  YEAR ENDING DECEMBER 31,
  2001......................................................  $ 2,774
  2002......................................................    1,905
  2003......................................................   52,061
  2004......................................................    1,666
  2005......................................................    1,608
  Thereafter................................................    3,017
                                                              -------
                                                              $63,031
                                                              =======

     Certain assets of MRV, primarily through its foreign subsidiaries, have been pledged as collateral under these obligations.

9. INTEREST RATE SWAP

     In April 2000, MRV entered into an interest rate swap agreement to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in Long-Term Debt, with the objective of eliminating fluctuations in its overall borrowing costs. The swap was entered into concurrently with the issuance of the related debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. Both the swap and term loan expire in 2003. Accordingly, any market risk or opportunity associated with this swap is offset by the opposite market impact on the related debt. Under the agreement, MRV is committed to pay the financial institution interest based on a principal balance of $50.0 million at a fixed rate of 7.11 percent as of December 31, 2000, in exchange for the financial institution's commitment to pay MRV interest on the same principal at the one-month LIBOR rate (6.6 percent as of December 31, 2000). MRV includes the outcome of this interest rate swap agreement in interest expense ($217,000 for the year ended December 31, 2000).

10. CONVERTIBLE SUBORDINATED NOTES

     In June 1998, MRV completed a private placement of $100.0 million principal amount five-year, convertible subordinated notes (the Notes). The Notes bear interest at five percent per year, payable semi-

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

annually, and are convertible into common stock at the option of the holders. The conversion rate is 73.94 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of $13.52 per share, an initial premium above market price. The conversion rate is subject to adjustment in certain circumstances, including dividends payable in common stock, issuance of stock rights to all holders of common stock or stock splits or distributions to common stockholders in connection with a tender offer. If a change in control, as defined, occurs, the holders of the Notes have the right to require MRV to repurchase the Notes at face value along with any interest accrued. MRV has the right, after June 2001, to redeem the Notes at 102 percent of face value, and after June 2002 for 101 percent of face value. The Notes are not entitled to the benefits of any sinking fund.

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

11. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases all of its facilities and certain equipment under noncancelable capital and operating lease agreements expiring in various years through 2049. The aggregate minimum annual lease payments under leases in effect on December 31, 2000 were as follows (in thousands):

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
  2001......................................................   $ 207      $ 3,756
  2002......................................................     200        3,007
  2003......................................................     200        2,256
  2004......................................................     152          777
  2005......................................................      64          467
  Thereafter................................................      68        2,242
                                                               -----      -------
                                                               $ 891      $12,505
                                                                          =======
  Less -- Amount representing interest......................    (107)
                                                               -----
                                                                 784
  Less -- Current portion...................................    (163)
                                                               -----
                                                               $ 621
                                                               =====

     Annual rental expense under noncancelable operating lease agreements for the years ended December 31, 1998, 1999 and 2000 was $2.8 million, $4.7 million and $4.9 million, respectively.

ROYALTY COMMITMENT

     Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government's participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV's

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

royalty to the Chief Scientist is calculated at a rate of three percent to five percent of sales of such products developed with the participation up to the dollar amount of such participation. MRV received participation of $350,000 and $500,000 for the year ended December 31, 1998 and 1999, respectively. No participation was received for the year ended December 31, 2000. The remaining future obligation as of December 31, 2000 is approximately $913,000 which is contingent on generating sufficient sales of this selected product line.

ACCOUNTS RECEIVABLE

     MRV, through foreign subsidiaries, has agreements with several financial institutions to sell its receivables with recourse; in the event of customer's default, MRV must repurchase the receivables. At December 31, 2000 the Company is contingently liable for approximately $23.4 million relating to such receivables sold with recourse. No gain or loss on the sale of these receivables has been included in the accompanying consolidated statements of operations.

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

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

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

     In connection with the anticipated separation of Luminent, in July 2000, Luminent's Board of Directors and MRV approved Luminent's 2000 Stock Option Plan (Luminent's Plan). Luminent's Plan provides for grants of qualified incentive stock options, non-qualified stock options, restricted stock awards and other stock-based awards to purchase Luminent common stock to officers, employees, directors, consultants and advisors of Luminent. Stock-based awards are generally granted at not less than fair market value at the grant date, and typically vest over a four-year period and expire ten years after the grant date. There have been 10.4 million shares of Luminent common stock reserved for issuance under Luminent's Plan. As of December 31, 2000, 4.7 million options to purchase Luminent common stock have been granted under Luminent's Plan.

     In July 2000, Luminent and MRV entered into four-year employment contracts with the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of Luminent. The agreements provide for annual salaries, performance bonuses and a combination of stock options to purchase common stock of MRV and Luminent. The CEO received approximately 316,000 options to purchase shares of MRV common stock at $32.56 per share (a substantial discount) expiring in five years. The CFO received approximately 22,000 options to purchase shares of MRV common stock at $33.44 per share (a substantial discount) expiring in five years. These options are immediately exercisable, however they provide for the repurchase in the event of voluntary termination. These grants have been accounted for under APB No. 25

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

and the intrinsic value (fair market value less exercise price) results in additional deferred stock compensation of approximately $10.8 million that is being amortized over the four year vesting period. Furthermore, Luminent granted
4.8 million and 800,000 of its stock options to the CEO and CFO, respectively. The options are exercisable at $6.25 per share and vest over four years. These grants have been accounted for in accordance with APB No. 25 and the intrinsic value (original mid point of filing range, $14, less $6.25) resulted in aggregate deferred stock compensation of approximately $43.4 million. The deferred stock compensation is being amortized using the graded vesting method over four years. The deferred stock compensation incurred from the granting of MRV and Luminent options for a total of $54.2 million has been included in the consolidated financial statements of MRV.

     Stock option information with respect to MRV's stock option and warrant plans is as follows:

                                                     1998                 1999                 2000
                                              ------------------   ------------------   ------------------
                                                       WTD. AVG.            WTD. AVG.            WTD. AVG.
                                              SHARES   EX. PRICE   SHARES   EX. PRICE   SHARES   EX. PRICE
                                              ------   ---------   ------   ---------   ------   ---------
Outstanding, beginning of year..............   2,416     $4.39     4,082      $2.49      3,980    $ 4.36
Granted.....................................   2,000      9.24     1,122       9.21      5,959      8.14
Exercised...................................    (236)     2.26      (744)      2.31     (1,660)     2.52
Forfeited...................................     (98)     5.55      (480)      2.63        (67)     2.56
Cancelled in repricing......................  (2,996)     8.93        --         --         --        --
Granted in repricing........................   2,996      2.63        --         --         --        --
Outstanding, end of year....................   4,082     $2.49     3,980      $4.36      8,212    $ 6.29
                                                         =====                =====               ======
Weighted average fair value of options
  granted during year.......................             $3.11                $7.33               $20.58
                                                         =====                =====               ======

     During 2000, MRV granted 3.8 million options to purchase MRV common stock with exercises that differed from the market price of the stock on the grant date. The weighted average exercise price and weighted average fair value of these options were $5.67 and $21.99 per share, respectively.

     Information about MRV stock options outstanding at December 31, 2000 is summarized as follows:

                 NUMBER OUTSTANDING      WEIGHTED AVERAGE       NUMBER EXERCISABLE
EXERCISE PRICE       AS OF 2000       REMAINING CONTRACT LIFE       AS OF 2000
--------------   ------------------   -----------------------   ------------------
$1.82 - $2.63          3,511                6.29 Years                3,337
$2.75 - $2.94          1,081                8.09 Years                  221
$3.00 - 33.00          3,620                9.55 Years                  322
                       -----                                          -----
                       8,212                                          3,880
                       =====                                          =====

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     Stock option information with respect to Luminent's stock option plan is as follows:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              ------------------
                                                                       WTD. AVG.
                                                              SHARES   EX. PRICE
                                                              ------   ---------
Outstanding, beginning of year..............................      --        --
Granted.....................................................  10,285     $8.77
Exercised...................................................      --        --
Forfeited...................................................      --        --
                                                              ------     -----
Outstanding, end of year....................................  10,285     $8.77
                                                              ======     =====
Weighted average fair value of options granted during
  year......................................................             $9.57
                                                                         =====

     During 2000, Luminent granted 5.2 million options to purchase Luminent common stock with exercises that differed from the market price of the stock on the grant date. The weighted average exercise price and weighted average fair value of these options were $6.25 and $11.10 per share, respectively.

     Information about Luminent's stock options outstanding at December 31, 2000 is summarized as follows (in thousands, except share prices):

                 NUMBER OUTSTANDING                             NUMBER EXERCISABLE
                  AT DECEMBER 31,        WEIGHTED AVERAGE        AT DECEMBER 31,
EXERCISE PRICE          2000          REMAINING CONTRACT LIFE          2000
--------------   ------------------   -----------------------   ------------------
$6.00 - 6.25            5,767               9.53 years                1,400
$12.00                  4,518               9.85 years                   40
                       ------                                         -----
                       10,285                                         1,440
                       ======                                         =====

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

                                                      1998        1999        2000
                                                    --------    --------    ---------
Additional compensation expense...................  $  1,835    $  2,888    $  24,998
Pro forma net loss................................  $(21,941)   $(15,797)   $(177,951)
Pro forma basic net loss per share................  $  (0.41)   $  (0.29)   $   (2.71)
Pro forma diluted net loss per share..............  $  (0.41)   $  (0.29)   $   (2.71)

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 22 percent for 1998, 64 percent for 1999 and 78 percent for 2000, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 4.23 percent to 6.73 percent for all years.

COMMON STOCK PURCHASE WARRANTS

     In connection with various public and private offerings of common stock and acquisitions MRV has issued warrants to purchase additional shares of common stock.

     A summary of warrant activities for the three years ended December 31, 2000 is as follows (in thousands, except share prices):

                                                         NUMBER OF SHARES   EXERCISE PRICES
                                                         ----------------   ---------------
Balance, December 31, 1997.............................        5,212        $0.14 to 16.25
  Issued...............................................          842                 17.50
  Exercised............................................         (132)         2.13 to 2.80
  Canceled.............................................         (152)                 4.21
                                                              ------        --------------
Balance, December 31, 1998.............................        5,770         0.14 to 17.50
  Issued...............................................           --                    --
  Exercised............................................         (874)        2.40 to 10.00
  Canceled.............................................       (1,556)        0.14 to 13.38
                                                              ------        --------------
Balance, December 31, 1999.............................        3,340         2.13 to 17.50
  Issued...............................................           --                    --
  Exercised............................................         (895)        2.29 to 16.25
  Canceled.............................................           (5)                 2.13
                                                              ------        --------------
Balance, December 31, 2000.............................        2,440        $2.13 to 17.50
                                                              ======        ==============

     In November 1996, MRV completed a private placement of 400,000 stock and
1.0 million three-year warrants to purchase common stock for a total price of $4.0 million. During 1999, prior to the expiration of the three-year warrants, 800,000 warrants were exercised at $10.00 per share, for total proceeds of $8.0 million. The remaining 200,000 warrants expired.

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

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     Business segment net revenues for each of the three years in the period ended December 31, 2000 (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
Operating entities.................................  $264,075    $288,524    $319,394
Development stage enterprises......................        --          --          --
                                                     --------    --------    --------
          Total revenues...........................  $264,075    $288,524    $319,394
                                                     ========    ========    ========

     There were no inter-segment sales for the years ended December 31, 2000, 1998 and 1999.

     Net revenues by groups of products for each of the years in the period ended December 31, 2000 (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
Optical passive components.........................        --       3,687      29,148
Optical active components..........................    38,596      67,722      97,335
Switches and routers...............................   110,301     108,000      80,784
Remote device management...........................    37,738      28,698      19,167
Network physical infrastructure equipment..........    42,765      50,521      56,747
Services...........................................    31,641      23,461      20,892
Other..............................................     3,034       6,433      15,321
                                                     --------    --------    --------
          Total revenues...........................  $264,075    $288,524    $319,394
                                                     ========    ========    ========

     Business Segment Operating Income (Loss) for each of the three years in the period ended December 31, 2000 (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    --------    --------    ---------
Operating entities................................  $(18,141)   $  4,017    $(100,759)
Development stage enterprises.....................    (2,043)    (20,011)     (48,810)
                                                    --------    --------    ---------
          Total operating loss....................  $(20,184)   $(15,994)   $(149,569)
                                                    ========    ========    =========

     For each of the three years in the period ended and as of December 31, 2000, MRV had no single customer that accounted for more than 10 percent of revenues or accounts receivable. MRV does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
United States......................................  $107,376    $122,054    $119,190
European Community.................................   118,881     129,994     160,398
Middle East........................................     5,634       4,166       2,483
Pacific Rim........................................    24,892      28,921      31,891
Other..............................................     7,292       3,389       5,432
                                                     --------    --------    --------
          Total net sales..........................  $264,075    $288,524    $319,394
                                                     ========    ========    ========

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

     Operating loss before other income (expense), provision (benefit) for income taxes and extraordinary item (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    --------    --------    ---------
United States.....................................  $(28,280)   $ (5,781)   $ (69,671)
Foreign...........................................     8,096     (10,213)     (79,898)
                                                    --------    --------    ---------
          Operating loss..........................  $(20,184)   $(15,994)   $(149,569)
                                                    ========    ========    =========

14. LAN BUSINESS

     In 1999 MRV recorded one-time charges of approximately $13.8 million primarily related to the write-down of inventories related to its LAN product lines. These charges have been included in "cost of goods sold" for the year ended December 31, 1999 in the accompanying consolidated statement of operations. In February 2000, MRV discontinued manufacturing and supporting its LAN product lines.

15. 401(K) PLANS

     MRV has 401(K) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans provide for MRV to make matching contributions to all eligible employees. In 1999 and 2000, approximately $679,000 and $731,000, respectively, was charged as expense related to these plans.

16. SUPPLEMENTAL STATEMENTS OF CASH FLOW INFORMATION (IN THOUSANDS)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1998        1999         2000
                                                         --------    --------    ----------
Supplemental disclosure of cash flow information:
  Cash paid during period for interest.................   $2,569      $1,652      $  3,635
  Cash paid during period for income taxes.............   $9,945      $4,887      $    130
Supplemental schedule of noncash investing and
  financing activities:
  Fair value of asset acquired, net of cash received...   $   --      $   --      $ 48,611
  Less: Liabilities assumed............................       --          --       (44,190)
                                                          ------      ------      --------
  Cash received in acquisitions........................   $   --      $   --      $  4,421
                                                          ------      ------      --------
  Cash used in acquisitions............................       --          --        48,938
                                                          ------      ------      --------
  Cash used in acquisitions, net of cash received......   $   --      $   --      $ 44,517
                                                          ======      ======      ========
Common stock issued in connection with investments in
  subsidiaries.........................................   $   --      $   --      $ 90,126

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     (in thousands, except per share amounts)

                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
YEAR ENDED DECEMBER 31, 2000
Revenues, net.........................     $65,072          $ 73,935         $ 82,720          $ 97,667
Costs and expenses:
  Cost of goods sold..................      42,736            45,793           47,910            66,932
  Research and development............      11,891            14,758           21,803            25,626
  Selling, general and
     administrative...................      16,028            26,467           52,699            29,506
  Amortization of goodwill and other
     intangibles......................          --            12,055           27,348            27,411
                                           -------          --------         --------          --------
                                            70,655            99,073          149,760           149,475
     Operating loss...................      (5,583)          (25,138)         (67,040)          (51,808)
Other income (expense), net...........        (488)           (1,190)          (5,764)           (2,136)
                                           -------          --------         --------          --------
     Loss before provision (benefit)
       for income taxes and minority
       interest.......................      (6,071)          (26,328)         (72,804)          (53,944)
Provision (benefit) for income
  taxes...............................        (494)            1,377            1,005            (7,286)
Minority interest.....................        (287)              (45)            (570)            1,698
                                           -------          --------         --------          --------
     Net loss.........................     $(5,864)         $(27,750)        $(74,379)         $(44,960)
                                           =======          ========         ========          ========
Basic and diluted earnings per
  share...............................     $ (0.10)         $  (0.44)        $  (1.06)         $  (0.62)
Basic and diluted weighted averages
  shares..............................      56,850            62,754           70,122            72,768
                                           =======          ========         ========          ========
YEAR ENDED DECEMBER 31, 1999
Revenues, net.........................     $70,116          $ 73,251         $ 71,254          $ 73,903
Costs and expenses:
  Cost of goods sold..................      46,366            47,595           44,653            58,828
  Research and development............       9,592             8,572            8,476             9,806
  Selling, general and
     administrative...................      14,718            14,750           15,581            22,474
  Amortization of goodwill and other
     intangibles......................          --             1,142              951             1,014
                                           -------          --------         --------          --------
                                            70,676            72,059           69,661            92,122
     Operating income (loss)..........        (560)            1,192            1,593           (18,219)
Other income (expense), net...........         278               132              165              (253)
                                           -------          --------         --------          --------
     Income (loss) before provision
       (benefit) for income taxes and
       minority interest..............        (282)            1,324            1,758           (18,472)
Provision (benefit) for income
  taxes...............................         627               782            1,169            (4,731)
Minority interest.....................          --               (17)             (22)              649
                                           -------          --------         --------          --------
     Net income.......................     $  (909)         $    525         $    567          $(13,092)
                                           =======          ========         ========          ========
Basic earnings (loss) per share.......     $ (0.02)         $   0.01         $   0.01          $  (0.24)
Diluted earnings (loss) per share.....     $ (0.02)         $   0.01         $   0.01          $  (0.24)
Basic weighted averages shares........      53,300            53,472           53,868            55,082
Diluted weighted averages shares......      53,300            57,621           60,154            55,082
                                           =======          ========         ========          ========

                            MRV COMMUNICATIONS, INC.

                               DECEMBER 31, 2000

18. EVENTS SUBSEQUENT TO FEBRUARY 19, 2001

     During the second quarter of 2001, the management of Luminent, MRV's publicly traded subsidiary, approved and implemented a restructuring plan as a result of the dramatic slowdown in demand for communications equipment. During the six months ended June 30, 2001, Luminent recorded restructuring and other one-time charges totaling $41.2 million resulting from the lower demand for Luminent's products and pricing pressures stemming from the continuing deterioration in the communications equipment industry, specifically the optical components sector.

     In June, 2001, the FASB approved two pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which provide guidance on the accounting for business combinations to be accounted for using the purchase method. Under the new rules, goodwill will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual impairment assessment. This assessment is a fundamentally different two-step approach and is based on a comparison between a reporting unit's fair value and its carrying value. Intangible assets have newly defined criteria and will be accounted for separately from goodwill and will continue to be amortized over their useful lives. MRV plans to adopt these pronouncements on January 1, 2002. MRV is currently reviewing these standards to determine the impact on its results of operations and its financial position. The most significant anticipated effect on MRV's financial statements at adoption would be the discontinuing of the amortization of goodwill and the possible impairment loss measured as of the date of adoption.

     In September 2001, Luminent's President and Chief Executive Officer resigned. In connection with the resignation, Luminent's President and Chief Executive Officer received a severance package, as defined in the employment agreement dated July 2000, providing severance payments of approximately $1.0 million and the immediate vesting of all outstanding MRV and Luminent stock options held as of the date of resignation. The MRV and Luminent stock options are exercisable through September 11, 2003. Additionally, an immediate recognition of deferred compensation expenses of $18.9 million will be recorded during the third quarter of 2001 as a result of the acceleration of these stock options.

     In September 2001, MRV and Luminent jointly announced that MRV intends to merge Luminent into MRV through the filing of a short-form merger. All Luminent shareholders are entitled to receive 0.43 shares of MRV common stock for each share of Luminent common stock held. Furthermore, outstanding Luminent employee stock options will convert into options to purchase MRV common stock at the same ratio. The merger is expected to be completed during the fourth quarter of 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MRV Communications, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MRV Communications, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 19, 2001 (except for matters discussed in Note 18 as to which the date is October 4, 2001). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and it is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ Arthur Andersen LLP

Arthur Andersen LLP


Los Angeles, California
February 19, 2001

                            MRV COMMUNICATIONS, INC.

                Schedule II -- Valuation and Qualifying Accounts
                                 (in thousands)


                                            Balance at                    Charged to
                                           Beginning of                    Costs and                      Balance at
                                              Period          Other        Expenses       Write-off     End of Period
                                           ------------     --------      ----------      ----------    -------------
Allowance for Doubtful Accounts
   Year ended December 31, 1998             $   4,252       $  2,647       $  2,591       $  (1,003)       $  8,487
   Year ended December 31, 1999             $   8,487       $     -        $  1,416       $  (1,452)       $  8,451
   Year ended December 31, 2000             $   8,451       $     -        $  3,833       $  (2,804)       $  9,480