Form 10-Q/A
period 2001-06-30
MRV COMMUNICATIONS INC
filed 2001-12-27
CIK 887969

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of MRV Communications, Inc. filed on May 15, 2001 amends Item 1 for the purpose of among other things amending certain disclosures in response to comments received from the Securities and Exchange Commission.

The amendment to Item 1 were as follows. The Consolidated Balance Sheet has been revised due to reclassifications to conform the presentation. Disclosures included in Note 3 Loss Per Share, Note 4, Comprehensive Income, Note 8 Segment Reporting and Geographical Information, Note 9 Restructuring and Other One-time Charges, and Note 10 Interest Rate Swap have been amended. Note 5 Cash and Cash Equivalents, Restricted Cash and Short-Term Investments, Note 13 Certain Relationships and Note 14 Reclassifications have been added. The previously reported Note 12 Supplemental Unaudited Pro Forma Data has been removed. The “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised relating the disclosure of surrounding Optical Access, Luminent’s distribution and goodwill and other intangibles. In addition, the “Results of Operations” section for the three and six months ended June 30, 2001 and 2000 has been restated in its entirety to discuss the results of operations for operating entities and development stage enterprises separately. A new “Market Risks” section has been added, replacing the “Effects of Inflation” and “Quantitative and Qualitative Disclosure about Market Risks” sections previously reported. Other than these amendments, Item 1 remains in the same form as initially filed.

MRV COMMUNICATIONS, INC.
Form 10-Q, June 30, 2001
Index

		PAGE NUMBER

PART I	Financial Information

Item 1:	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000 (audited)	3

	Condensed Consolidated Statements of Operations (unaudited) for the Six and Three Months ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	SIGNATURE	28

As used in this Report, “we, “us”, “our”, “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

MRV Communications, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30,	December 31,
	2001	2000
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$174,887	$210,080

Restricted cash	52,907	56,181

Short-term investments	2,797	17,766

Accounts receivable	59,731	62,713

Inventories	72,123	77,005

Deferred income taxes	34,307	31,227

Other current assets	26,812	22,750

Total current assets	423,564	477,722

PROPERTY AND EQUIPMENT — At cost, net of depreciation and amortization	75,291	72,269

OTHER ASSETS:

Goodwill and intangibles	475,496	504,027

Deferred income taxes	7,797	6,209

Investments	28,164	31,734

Other non-current assets	12,835	5,660

	$1,023,147	$1,097,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of capital lease obligations and long-term debt	$2,642	$2,937

Accounts payable	68,644	56,088

Accrued liabilities	31,867	34,894

Short-term debt	12,976	9,104

Deferred revenue	1,663	1,470

Income taxes payable	—	6,477

Other current liabilities	2,379	—

Total current liabilities	120,171	110,970

LONG-TERM LIABILITIES:

Convertible debentures	89,646	89,646

Capital lease obligations, net of current portion	566	621

Long-term debt	60,399	60,257

Other long-term liabilities	4,571	3,980

	155,182	154,504

MINORITY INTEREST	39,868	50,592

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value:

Authorized — 1,000 shares; no shares issued or outstanding	—	—

Common stock, $0.0017 par value:

Authorized — 160,000 shares

Issued — 77,317 shares in 2001 and 73,327 in 2000

Outstanding — 77,269 shares in 2001 and 73,279 in 2000	132	126

Additional paid-in capital	1,097,915	1,060,650

Accumulated deficit	(319,761)	(171,330)

Deferred stock compensation, net	(60,041)	(100,862)

Treasury stock, 48 shares at cost in 2001 and 2000	(133)	(133)

Accumulated other comprehensive loss	(10,186)	(6,896)

Total stockholders’ equity	$707,926	$781,555

	$1,023,147	$1,097,621

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

3. Loss Per Share

Basic loss per common share are computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share include the incremental shares issuable upon the assumed exercise of stock options and conversion of the convertible debentures. The effect of the assumed conversion of $89.6 million convertible debentures has not been included, as it would be anti-dilutive. The dilutive effect of MRV’s 10.6 million stock options outstanding and 889,000 warrants outstanding have not been included in the loss per share computation as their effect would be anti-dilutive.

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

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(148,431)	$(33,614)	$(94,139)	$(27,750)

Foreign currency translation	(911)	(2,458)	(1,898)	(2,691)

Unrealized gain (loss) on interest rate swap	(2,379)	—	167	—

Comprehensive loss	$(151,721)	$(36,072)	$(95,870)	$(30,441)

5. Cash and Cash Equivalents, Restricted Cash and Short-Term Investments

MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Investments with maturities of less than one year are considered short-term. In connection with MRV’s interest rate swap and its long-term debt (see Note 10, Interest Rate Swap), $52.9 million in cash has been restricted until the term loan and the swap expire in 2003. Furthermore, MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. As of June 30, 2001 and December 31, 2000, cash, cash equivalents and short-term investments of $93.1 million and $132.9 million, respectively, were held by MRV’s publicly traded subsidiary, Luminent.

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

Development stage enterprises that the Company has created or invested in focus on core routing, network transportation, switching and IP services, and fiber optic components and systems. The primary activities of development stage entities have been to develop solutions and technologies of which significant revenues have yet to be earned. Operating entities of the Company design, manufacture and distribute optical components, optical subsystems, optical networking solutions and Internet infrastructure products.

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

Business Segment Net Revenues for the six and three months ended June 30, 2001 and 2000 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Operating entities	$189,634	$139,007	$89,530	$73,935

Development stage enterprises	—	—	—	—

Total revenues	$189,634	$139,007	$89,530	$73,935

There were no inter-segment sales in the six and three months ended June 30, 2001 and 2000.

Net revenues by product group for the six months ended June 30, 2001 and 2000 (in thousands):

	Six Months Ended June 30,

	2001	2000

Optical passive components	$22,842	$9,273

Optical active components	67,907	36,498

Switches and routers	39,895	41,042

Remote device management	12,904	11,386

Network physical infrastructure equipment	28,598	27,451

Services	9,448	10,028

Other	8,040	3,329

Total Revenues	$189,634	$139,007

Business Segment Loss for the six and three months ended June 30, 2001 and 2000 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Operating loss

Operating entities	$(127,358)	$(17,439)	$(83,494)	$(17,687)

Development stage enterprises	(28,241)	(13,282)	(14,262)	(7,451)

Other income (expense)

Interest expense related to convertible debentures	(2,250)	(2,250)	(1,125)	(1,125)

Other income, net	2,401	2,009	545	886

Development stage enterprises	(3,044)	(1,437)	(1,793)	(951)

Loss before provision (credit) for income taxes and minority interest	$(158,492)	$(32,399)	$(100,129)	$(26,328)

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

9. Restructuring and Other One-time Charges

In the second quarter of 2001, Luminent recorded restructuring charges totaling $14.5 million. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue-generating benefit, or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue-generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to approximately 150 layoffs during the three months ended June 30, 2001 and will result in additional layoffs of approximately 450 personnel, bringing Luminent’s total workforce to approximately 1,200 employees. As of June 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $196,000 resulting in an ending reserve balance of $876,000. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $1.1 million for the three months ended June 30, 2001, are primarily related to net future obligations under operating leases. In connection with these closed and abandoned facilities, Luminent has recorded asset impairment charges of $8.9 million in selling, general and administrative for the three months ended June 30, 2001, consisting of leasehold improvements and certain manufacturing equipment to write-down the value of this equipment. Due to the specialized nature of these assets, Luminent has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. Luminent expects to complete disposal of this equipment early in 2002. Purchase commitments of $2.4 million, recorded in cost of sales, for the three months ended June 30, 2001 are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to Luminent’s significantly reduced orders for optical components and sales projections over the next twelve months.

As of June 30, 2001, the provision has been reduced by cash payments of $196,000 for the three months ended June 30, 2001 and non-cash related charges of $8.9 million for the three months ended September 30, 2001, resulting in an ending balance of $5.4 million. Luminent expects to utilize the remaining balance by the end of the second quarter of 2002. Luminent expects that it will spend approximately $5.6 million through the next four quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. Luminent expects to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs consists of the following (in thousands):

			Remaining
	Provision	Utilized	Balance

Exit Costs

Asset impairment	$8,904	$8,904	$—

Closed and abandoned facilities	1,108	—	1,108

Other commitments	2,402	—	2,402

Other	991	—	991

	13,405	8,904	4,501

Employee severance costs	1,072	196	876

	$14,477	$9,100	$5,377

As a result of the significant negative economic and industry trends impacting Luminent’s expected sales over the next twelve months, Luminent also recorded a one-time $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The inventory charge was recorded in cost of sales. Also included in one-time charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the three months ended June 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of Luminent’s review of the impairment of certain long-lived assets, Luminent’s management performed an assessment of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the three months ended June 30, 2001.

A summary of the restructuring costs by line item for the six months ended June 30, 2001 consist of the following:

Six Months Ended
June 30,
2001

Cost of sales	$3,168,000

Selling, general and administrative	10,792,000

Research and development	501,000

Other income, net	16,000

Total restructuring costs	14,477,000

As a result of the significant negative economic and industry trends impacting Luminent’s expected sales over the next twelve months, Luminent also recorded a one-time $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001.

10. Interest Rate Swap

MRV entered into an interest rate swap in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in Long-Term Debt, with the objective of fixing its overall borrowing costs. The swap was entered into concurrently with the issuance of the related debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with this swap is offset by the opposite market impact on the related debt. The interest rate swap is considered to be 100 percent effective and is therefore recorded using the short-cut method. The swap is designated as a cash flow hedge and changes in fair value of the debt are generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the interest rate swap as well as the offsetting change in the hedged fair value of the long-term debt are recognized in Other Comprehensive Income. Prior to the adoption of SFAS 133, the interest rate swap related to this long-term debt was not recognized in the balance sheet, nor were the changes in the market value of the debt. The net settlements of the swap are included in interest expense. For the six months ended June 30, 2001, the Company recorded an unrealized loss on its interest rate swap of $2.4 million included in Other Comprehensive Income. The Company recorded an unrealized gain of $167,000 on its interest rate swap included in Other Comprehensive Income. At June 30, 2001, the interest rate swap had a fair value of $2.4 million included in Other Current Liabilities.

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

13. Certain Relationships

Prior to Luminent's separation from MRV, the companies entered into various agreements providing for MRV to supply transitional services and support to Luminent. As of June 30, 2001, Luminent had incurred $5.7 million in estimated income tax liability due to MRV. Luminent has repaid approximately $4.7 million of this obligation through offsetting amounts due from MRV on or before June 30, 2001. As of June 30, 2000, Luminent has recorded a total of $195,000 from MRV for corporate allocations and other operation related matters. Luminent repaid this amount to MRV through operating cash and offsetting amounts due from MRV on or before June 30, 2000. Although the fees provided for in the agreements are intended to represent fair market value of these services, MRV and Luminent cannot assure that these fees necessarily reflect the costs of providing these services from unrelated third parties. However, MRV believes that providing these services to Luminent provided an efficient means of obtaining them. In connection with the Merger, these agreements will be terminated.

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

Goodwill and other intangibles from these acquisitions totaled $463.9 million as of June 30, 2001. For the six and three months ended June 30, 2001, we recorded amortization of goodwill and other intangibles from these acquisitions of $57.2 million and $29.0 million, respectively. We expect to record amortization charges of goodwill and other intangibles for these acquisitions of approximately $29.0 million per quarter until December 31, 2001. At January 1, 2002, we intend to implement SFAS No. 142, “Goodwill and Other Intangible Assets.” (see Recently Issued Accounting Standards).

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

In July 2000, our subsidiary, Luminent, entered into employment agreements with its President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent’s common stock. The stock options were granted to Luminent’s executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation from these stock option grants reported for the six and three months ended June 30, 2001 were $13.0 million and $5.8 million, respectively, and we will incur additional deferred stock compensation of approximately $25.0 million through 2004.

On October 6, 2000, our wholly-owned subsidiary, Optical Access, filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. This offering has not been completed and, based on current market conditions, we do not expect it to be completed in the foreseeable future, if ever. Accordingly, on November 16, 2001, Optical Access submitted an application to the SEC to withdraw its registration statement. Due to the postponement of the transaction, we expensed all costs ($1.1 million) of this offering in the quarter ended June 30, 2001. Optical Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider’s central office.

We reported a net loss of $148.4 million and $94.1 million for the six and three months ended June 30, 2001 respectively. A significant portion of the net loss was due to the amortization of goodwill and other intangibles and deferred stock compensation related to our recent acquisitions and Luminent’s employment arrangements with its President and Chief Financial Officer. We will continue to record amortization of goodwill and other intangibles until December 31, 2001, and deferred stock compensation through 2004 relating to these acquisitions and Luminent's employment arrangements with its executives. As a consequence of these charges, we do not expect to report net income in the foreseeable future. See the discussion of the impact on the amortization of goodwill and other intangibles due to the adoption of SFAS 142 as of January 1, 2002 (see Recently Issued Accounting Standards).

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

While we had planned to distribute all of our shares of Luminent common stock to our stockholders, unfavorable business and economic conditions in the fiber optic, data networking and telecommunications industries and the resulting adverse effects on the market prices of our common stock and that of Luminent has caused us to determine to abandon the distribution and merge Luminent into MRV Merger Sub, our wholly-owned subsidiary, thereby eliminating public ownership of Luminent.

In the second quarter of 2001, the management of Luminent, our publicly traded subsidiary, approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising Luminent’s restructuring activities primarily involve the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancellation and termination of purchase commitments. These actions are expected to realign Luminent’s business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

In the second quarter of 2001, Luminent recorded restructuring charges totaling $14.5 million. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit, or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue-generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to approximately 150 layoffs during the three months ended June 30, 2001 and will result in additional layoffs of approximately 450 personnel, bringing Luminent’s total workforce to approximately 1,200 employees. As of June 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $196,000 resulting in an ending reserve balance of $876,000. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $1.1 million for the three months ended June 30, 2001, are primarily related to net future obligations under operating leases. In connection with these closed and abandoned facilities, Luminent has recorded asset impairment charges of $8.9 million in selling, general and administrative for the three months ended June 30, 2001, consisting of leasehold improvements and certain manufacturing equipment to write-down the value of this equipment. Due to the specialized nature of these assets, Luminent has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. Luminent expects to complete disposal of this equipment early in 2002. Purchase commitments of $2.4 million, recorded in cost of sales, for the three months ended June 30, 2001 are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to Luminent’s significantly reduced orders for optical components and sales projections over the next twelve months.

As of June 30, 2001, the provision has been reduced by cash payments of $196,000 for the three months ended June 30, 2001 and non-cash related charges of $8.9 million for the three months ended June 30, 2001, resulting in an ending balance of $5.4 million. Luminent expects to utilize the remaining balance by the end of the second quarter of 2002. Luminent expects that it will spend approximately $5.6 million through the next four quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. Luminent expects to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs consist of the following (in thousands):

			Remaining
	Provision	Utilized	Balance

Exit Costs

Asset impairment	$8,904	$8,904	$—

Closed and abandoned facilities	1,108	—	1,108

Other commitments	2,402	—	2,402

Other	991	—	991

	13,405	8,904	4,501

Employee severance costs	1,072	196	876

	$14,477	$9,100	$5,377

A summary of the restructuring costs by line item for the six months ended June 30, 2001 consist of the following:

Six Months Ended
June 30,
2001

Cost of sales	$3,168,000

Selling, general and administrative	10,792,000

Research and development	501,000

Other income, net	16,000

Total restructuring costs	14,477,000

As a result of the significant negative economic and industry trends impacting Luminent’s expected sales over the next twelve months, Luminent also recorded a one-time $26.1 million charge to write-down the remaining book value of certain inventory related to transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The inventory charge was recorded in cost of sales. Also included in one-time charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the three months ended June 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of Luminent’s review of the impairment of certain long-lived assets, Luminent’s management performed an assessment, at the business unit level, of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the nine months ended June 30, 2001. However, we will review goodwill for impairment in connection with the implementation of FAS 142 at January 1, 2002 (see Recently Issued Accounting Standards).

MARKET CONDITIONS AND CURRENT OUTLOOK

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for optical components. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during the last six months, and appear to continue to affect these industries in the third quarter of 2001 and may continue to affect them for the remainder of 2001 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.

As a result of the current slowdown in the communications industry we have recorded in our consolidated results for the three and six months ended June 30, 2001, charges relating to Luminent's write-down of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges, totaling $41.2 million, resulted from the lower demand for Luminent’s products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. These charges include the write-down of inventory of $26.1 million, asset impairment of $8.9 million, and other restructuring and non-recurring items related to the recent market conditions of $6.2 million.

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

Revenues, Net.

We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point’’ with no rights of return. Sales with contingencies such as rights of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: optical passive and active components; switches and routers; remote device management; and network physical infrastructure equipment. Revenue generated through the sales of services and systems support has been insignificant in relation to our consolidated revenues.

     Operating Entities. Revenue for the three and six months ended June 30, 2001 were $89.5 million and $189.6 million, respectively, compared to net sales of $73.9 million and $139.0 million for the three and six months ended June 30, 2000, respectively. The change represented an increase of $15.6 million or 21.1% for the three months ended June 30, 2001 and an increase of $50.6 million or 36.4% for the six months ended June 30, 2001 over the three and six month periods ended June 30, 2000. Revenue generated through our recent acquisitions for the three and six months ended June 30, 2001 were $19.3 million and $41.6 million, respectively. Revenue from our existing business for the three and six months ended June 30, 2001 were $80.9 million and $148.0 million, respectively, compared to $65.0 and $139.0 million for the three and six months ended June 30, 2000, respectively. This revenue increase for the three and six months ended June 30, 2001, was primarily a result of increases in optical passive and active component revenue of 103% or $15.3 million and 14% or $6.3 million, respectively.

     Development Stage Enterprises. No significant revenues were generated by these entities for the three and nine months ended June 30, 2001 and 2000.

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

     Our gross margins (defined as gross profit as a percentage of revenues) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin decreased to 0.9% and 18.2% for the three and six months ended June 30, 2001 compared to gross margins of 38.1% and 36.3% in the three and six months periods ended June 30, 2000. The decrease in gross margin was partially attributed to a write-off of inventory and other market-related one-time charges of $29.3 million taken by Luminent during the three and six months ended June 30, 2001. The decrease in our gross margins was also partially attributable to increased deferred stock compensation expense of $2.4 million and $2.7 million for the three and six months ended June 30, 2001, respectively, compared to the same period in 2000. Prior to deferred stock compensation amortization expense of $2.4 million for the three months ended June 30,2001 and prior to Luminent’s restructuring, inventory write-downs and other market related charges of $29.3 million and deferred stock compensation amortization expense of $4.2 million for the six months ending June 30, 2001, gross margin would have been 3.5% and 35.9%, respectively, for the three and six months ended June 30, 2001, compared to 38.1% and 37.4% for the three and six months ended June 30, 2000.

     Development Stage Enterprises. No significant gross profits were produced by these entities for the three and six months ended June 30, 2001 and 2000.

Research and Development Expenses (R&D).

R&D expenses increased 74.7%, to $25.8 million for the three months and 90.6% to $50.8 million for six months ended June 30, 2001, over the same three and six month periods in 2000.

     Operating Entities. R&D expenses were $13.8 million or 15.4% of revenues for the three months and $27.9 million or 14.7% for the six months ended June 30, 2001, as compared to $7.3 million or 9.9% of revenues for the three months and $13.4 million or 9.6% of revenues for the six months ended June 30, 2000. This represents an increase of $6.5 million or 88.9% for the three months and $14.5 million or 108.6% for the six months period ended June 30, 2001 compared to the same periods in 2000. Excluding deferred stock compensation amortization expense of $3.6 million and Luminent's charges of $501,000 for the three months ended June 30, 2001, R&D expenses would have increased 33% from $7.3 million to $9.7 million from the three months ended June 30, 2000. Excluding deferred stock compensation amortization expense of $3.6 million and $9.8 million for the six months ended June 30, 2000 and 2001, respectively, and $501,000 of charges relating to Luminent recorded in the six months ended June 30, 2001, R&D expenses would have increased 90.1% from $9.2 million to $17.5 million from the six months ended June 30, 2000.

     Development Stage Enterprises. R&D expenses were $12.0 million or 13.4% of revenues for the three months and $22.9 million or 12.1% for the six months ended June 30, 2001, as compared to $7.5 million or 10.1% of revenues for the three months and $13.3 million or 9.6% of revenues for the six months ended June 30, 2000. This represents an increase of $4.5 million or 60.8% for the three months and $9.6 million or 72.5% for the six months period ended June 30, 2001 compared to the same periods in 2000. The growth in R&D expense demonstrates our commitment to product development and continuing technological advancement. The increase in R&D expenses of consolidated development stage enterprises is due to the acceleration in the growth of those enterprises consistent with their objectives of bringing new products to market.

Selling, General and Administrative (SG&A).

SG&A expenses increased 65.2% to $43.7 million for the three months and 98.0% to $82.1 million for the six months ended June 30, 2001 over the same three and six month periods in 2000. SG&A expenses were 48.8% of net sales for the three months and 43.2% of net sales for the six months ended June 30, 2001, respectively. Prior to deferred stock compensation expenses of $12.6 million for the three months and Luminent’s restructuring and other charges of $11.4 million and deferred stock compensation expenses of $19.8 million for the six months ended June 30, 2001 and deferred stock compensation expenses of $1.8 million for the six months ended June 30, 2000, SG&A would have increased 17.7% to $31.1 million for the three months, and 28.3% to $50.9 million for the six months ended June 30, 2001, respectively. As a percentage of sales, SG&A prior to Luminent’s restructuring and other charges and deferred stock compensation expenses would have been 34.8% and 26.8% in the three and six month periods ended June 30, 2001, respectively, compared to 35.8% and 28.5% of net sales in the three and six months periods ended June 30, 2000, respectively. These increases principally resulted from our recent acquisitions.

     Operating Entities. SG&A expenses increased 56.5% to $41.4 million for the three months and 85.1% to $76.8 million for the six months ended June 30, 2001, over the same three and six month periods in 2000. SG&A expenses were 46.3% of net sales for the three months and 40.5% of net sales for the six months ended June 30, 2001, respectively. Prior to deferred stock compensation expenses of $12.6 million for the three months and Luminent’s restructuring and other charges of $11.4 million and deferred stock compensation expenses of $19.8 million for the six months ended June 30, 2001 and deferred stock compensation expenses of $1.8 million for the six months ended June 30, 2000, SG&A would have increased 9.1% to $28.9 million for the three months, and 14.8% to $45.5 million for the six months ended June 30, 2001, respectively. As a percentage of sales, SG&A prior to Luminent’s restructuring and other charges and deferred stock compensation expenses would have been 32.2% and 24% in the three and six month periods ended June 30, 2001, respectively, compared to 35.8% and 28.5% of net sales in the three and six months periods ended June 30, 2000, respectively.

     Development Stage Enterprises. The development stage enterprises did not report SG&A expenses during the three and six months ended June 30, 2000 as their activities primarily involved the development of products such as optical components, subsystems and networks and products for the infrastructure of the Internet. During 2001, these companies began to develop their own administrative capabilities and reported $2.3 and $5.3 million for the three and six months ended June 30, 2001, respectively.

Amortization of Goodwill and Other Intangibles from Acquisitions.

     Operating Entities. Amortization of goodwill and other intangibles increased to $29.0 million for the three months and to $57.2 million for the six months ended June 30, 2001, from $12.1 million and $13.1 million in the corresponding periods ending June 30, 2000. The increase in these costs was affected by our recent acquisitions. We expect to incur additional amortization of goodwill and other intangibles resulting from these acquisitions totaling approximately $29.0 million each quarter (see Recently Issued Accounting Standards). Furthermore, as we continue to engage in strategic acquisitions, additional goodwill and intangibles may be recorded.

Development Stage Enterprises. No amortization of goodwill was recorded in any of the development stage enterprises for the three and six months ended June 30, 2001 and 2000.

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

Provision (Credit) for Income Taxes.

The credits for income taxes for the three and six months ended June 30, 2001 were $939,000 and $3.6 million, respectively, compared to tax provisions of $1.4 million and $883,000, in the three and six months ended June 30, 2000, respectively. The decrease in the provision for income taxes in 2001 over 2000 was primarily attributable to a larger loss for tax purposes in 2001. Our income tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and varying tax rates in those jurisdictions.

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

Market Risks

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and have not historically hedged these risks through the use of derivative financial instruments. The term “hedge” is used to mean a strategy designed to manage risks of volatility in prices or interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and creates a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.

     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed and variable interest rates. In connection with our $50.0 million variable-rate term loan due in 2003, we entered into a specific hedge, an interest rate swap, to modify the interest characteristics of this instrument. The interest rate swap was used to reduce our costs of financing and the fluctuations in the aggregate interest expense. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with this swap is offset by the opposite market impact on the related debt. To date, we have not entered into any other derivative instruments, however, as we continue to monitor our risk profile, we may enter into additional hedging instruments in the future.

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

We reported a net loss of $153.0 million for the year ended December 31, 2000 and $148.4 million for the six months ended June 30, 2001. A major contributing factor to the net losses was the amortization of goodwill and other intangibles and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and Luminent’s employment arrangements with its President and Chief Financial Officer. We will continue to record amortization of goodwill and other intangibles and deferred stock compensation relating to these acquisitions and Luminent’s employment arrangements with its executives. Effective January 1, 2002, with the adoption of SFAS 142, we will stop amortization of goodwill, however, we may be required to record an impairment charge (see Recently Issued Accounting Standards). As a consequence of these charges, we do not expect to report net income in the foreseeable future.

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

Signature

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 27, 2001.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan President and Chief Financial Officer

By: /s/ Shay Gonen

Shay Gonen Interim Chief Financial Officer