Form 10-K
period 2001-12-31
MRV COMMUNICATIONS INC
filed 2002-03-21
CIK 887969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-25678

                            MRV COMMUNICATIONS, INC.
                (Name of registrant as specified in its charter)

                   Delaware
       (State or other jurisdiction of                    06-1340090
        incorporation or organization)                 (I.R.S. employer
                                                    identification number)
            20415 Nordhoff Street
            Chatsworth, California
   (Address of principal executive offices)                 91311
                                                          (Zip Code)

                    Issuer's telephone number: (818) 773-0900

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0017 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $253,901,477 based on the closing sale price of $3.01 per share on March 19, 2002 as reported by The Nasdaq National Market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 89,122,734 shares at March 18, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

        This Annual Report on Form 10-K contains forward-looking statements including statements regarding, among other items, our business strategy, growth strategy and anticipated trends in our business. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. When we use the words believe, expect, anticipate, project and similar expressions, this should alert you that this is a forward-looking statement. These forward-looking statements are largely based on our expectations. They are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Report, including those set forth below in Item 1 "Business -- Risk Factors," describe factors, among others, that could contribute to or cause these differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this introduction.

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


                                Table of Contents

PART I.......................................................................................3
        ITEM 1.  BUSINESS....................................................................3
        ITEM 2.  PROPERTIES.................................................................31
        ITEM 3.  LEGAL PROCEEDINGS..........................................................33
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................34

PART II.....................................................................................35
        ITEM 5.  MARKET FOR COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS................................................35
        ITEM 6.  SELECTED FINANCIAL DATA....................................................36
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................38
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................54
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................................54

PART III....................................................................................55
        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................55
        ITEM 11. EXECUTIVE COMPENSATION.....................................................58
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER
                 AND MANAGEMENT.............................................................62
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................63

PART IV.....................................................................................65
        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,...................................65
                 AND REPORTS ON FORM 8-K....................................................65

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

        MRV Communications, Inc. creates, acquires, finances and operates companies, and through them, designs, develops, manufactures and markets products, which enable high-speed broadband communications. MRV concentrates on companies and products devoted to optical components and Internet infrastructure systems. MRV has leveraged its early experience in fiber optic technology into a number of focused operating units specializing in advanced fiber optic components, switching, routing, transaction management and wireless optical transmission systems which it has created, financed or acquired.

        MRV's principal operating units that constituted wholly or majority owned subsidiaries or divisions at December 31, 2001 were:

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

        In November 2000, Luminent completed an initial public offering of its common stock. While we originally planned to spin-off to our stockholders the remaining Luminent common stock that we owned, in September 2001 we decided not to make that distribution and instead to merge Luminent into one of our wholly-owned subsidiaries, thereby eliminating public ownership of Luminent's common stock. In that merger, which was completed on December 28, 2001, we issued 0.43 shares of our common stock in exchange for each outstanding share of Luminent common stock that we did not own prior to the merger, or an aggregate of approximately 5,160,000 of our shares, and assumed Luminent's outstanding stock options adjusted for the exchange ratio.

    - OPTICAL ACCESS, INC. Optical Access designs, manufactures and markets optical wireless products that enable the delivery of high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office. Optical Access' solutions to the last-mile bottleneck bypass the incumbent carrier's copper access network with a comprehensive, integrated access solution, using optical wireless technology. The building blocks of Optical Access' solution include the TereScope(TM), for optical wireless links, and the OptiSwitch(TM), for switching, provisioning and mesh enabling. At December 31, 2001, MRV owned all of the outstanding capital stock of Optical Access. On October 6, 2000, Optical Access filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. Market conditions prevented this offering from being completed and it was withdrawn in November 2001.

    - CESCOMM, INC. CEScomm (formerly Creative Electronic Systems SA or CES) is developing and providing equipment to manufacturers of cellular network infrastructure equipment and mobile operators and service providers for the third generation of wireless solutions commonly known as 3G. 3G is the generic term used for the next generation of mobile communications systems. These new systems provide enhanced services to those available today i.e., voice, text and data. CEScomm specializes in products that provide the real-time conversion of radio signals generated by Internet ready mobile devices into asynchronous transfer mode, or ATM, traffic streams. At December 31, 2001, MRV owned all of the outstanding capital stock of CEScomm.

    O ITOUCH COMMUNICATIONS, INC. iTouch Communications, Inc. provides next-generation Internet infrastructure solutions that enable service providers and carriers to deliver and monitor, on a real-time basis, high-speed Internet services. iTouch's products combine transaction management with Internet protocol, or IP, routing and wide-area network, or WAN, technologies, which allow for faster development of feature rich high-speed data acquisition and management systems. At December 31, 2001, MRV owned all of the outstanding capital stock of iTouch.

    O NBASE-XYPLEX. NBase-Xyplex, a division of MRV, provides products and services, such as the Fiber Driver, to enhance network infrastructures for city carriers, service providers, cable operators and campus and enterprise networks. Its products and technologies have been utilized in metropolitan area fiber-based networks, enabling smart access to the WAN, as well as in local area network, or LAN, switching, building enterprise/corporate data networks.

        MRV's principal development stage companies, which MRV founded or has invested in as of December 31, 2001 were:

    - CHARLOTTE'S NETWORKS, INC. Charlotte's Networks is a start-up company that is developing a core router for large service providers and carriers. The Aranea core router is Charlotte's first product. The Aranea router is capable of carrying both IP packets and time-division multiplexing, or TDM, voice traffic and enables the current WAN to grow in high orders of magnitude both in processing power and rate of transmission. In addition, the router provides multi-services required by telecommunication companies for efficient and flexible transmission of voice over data networks. At December 31, 2001, MRV owned approximately 54% of the outstanding capital stock of Charlotte's Networks on a fully diluted basis.

    - ZUMA NETWORKS, INC. Zuma Networks is a startup company that is developing a next generation Gigabit Ethernet switch router platform. At December 31, 2001, MRV owned all of the outstanding capital stock of Zuma Networks.

    - OPTICAL CROSSING INC. Optical Crossing designs, develops and manufactures advanced fiber optic communication components and systems for the telecommunications industry. At December 31, 2001, MRV owned approximately 60% of the outstanding capital stock of Optical Crossing on a fully diluted basis.

    - REDC OPTICAL NETWORKS, INC. RedC has developed a complete line of optical modules used for operating, monitoring and protecting optical networks including: optical amplifiers, add/drop modules, protection and restoration modules and dense wave division multiplexing, or DWDM, monitoring. At December 31, 2001, MRV owned approximately 35% of the outstanding capital stock of RedC on a fully diluted basis.

    - HYPERCHANNEL LTD. Hyperchannel, which does business under its trademark Hyporium is an independent Internet market maker for the information technology, or IT, industry, enabling IT vendors, distributors and resellers to trade online. Hyporium offers an alternative route to market through an online trading hub and reseller web storefronts. At December 31, 2001, MRV owned approximately 40% of the outstanding capital stock of Hyperchannel on a fully diluted basis.

BACKGROUND

        MRV was organized in July 1988 as MRV Technologies, Inc., a California corporation and reincorporated in Delaware in April 1992, at which time it changed its name to MRV Communications, Inc. MRV's initial focus was in the design, manufacture and marketing of semiconductor laser diodes, light emitting diodes, or LEDs, and fiber optic transmitting and receiving modules for the transmission of large amounts of information at high speeds over long distances and LAN switching products for the computer networking industry. From 1995 to 1998, MRV made several acquisitions involving companies making networking equipment, including:

    - in 1995, certain of the assets and the distribution businesses of Galcom Networking, Ltd. and Ace 400 Communications Ltd, both network equipment companies located in Israel, which provided MRV with experienced personnel and technology for the networking markets;

    - in 1996, certain of the liabilities and assets of Fibronics Ltd. and its subsidiaries, including its technology in progress and existing technology, its marketing channels, its GigaHub family of computer networking products and other rights, relating to Fibronics' computer networking and telecommunications businesses in Germany, the United States, the United Kingdom, the Netherlands and Israel, enabling MRV to enhance the development of Fast Ethernet and Gigabit Ethernet functions, to offer a broader range of networking products and to benefit from combined distribution channels and sales in both the United States and Europe and greater product development capability; and

    - in 1998 of the outstanding capital stock of the entity owning the outstanding capital stock of Xyplex, Inc., a leading provider of access solutions between enterprise networks and wide area network and/or Internet service providers, or ISPs. This acquisition enabled MRV to expand its product lines with products that had WAN and remote access capabilities, permitting MRV to offer these solutions not only to MRV's own existing base of customers, but also to the customer base added by Xyplex. The acquisition of Xyplex (now known as iTouch Communications) also increased MRV's sales force, distribution channels and customer support and service capabilities.

        During 2000, MRV completed several strategic acquisitions. These acquisitions were made to expand MRV's product offerings, enhance its technological experience and expand MRV's manufacturing capabilities. The table below summarizes MRV's more notable acquisitions in that year.

                                                                            Form of Consideration and
         Acquired Company         Date of Acquisition  Total Consideration  Other Notes to Acquisition
         ----------------         -------------------  -------------------  --------------------------
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

                                                                            Form of Consideration and
         Acquired Company         Date of Acquisition  Total Consideration  Other Notes to Acquisition
         ----------------         -------------------  -------------------  --------------------------
                                  July 12, 2000        $36.1 million        1.2 million shares of common stock and
Quantum Optech Inc.                                                         options issued; 100% of capital stock
                                                                            assumed; goodwill and other intangibles
                                                                            recorded of $27.8 million; deferred
                                                                            stock compensation recorded of $2.7
                                                                            million

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

        Each of these acquisitions was accounted for using the purchase method and therefore, the results of operations of the acquired businesses have been included in MRV's consolidated financial statements from the respective dates of acquisition.

        Fiber Optic Communications is a Taiwanese manufacturer of passive fiber optic components for wavelength division multiplexing and has facilities in both Taiwan and the People's Republic of China. Quantum Optech is a Taiwanese manufacturer of passive fiber optic components specializing in developing and manufacturing optical thin film coating and filters for dense wavelength division multiplexing. Optronics International is a Taiwanese manufacturer of active fiber optic components focused on developing and manufacturing high temperature semiconductor lasers, transceivers and detectors for optical networks. Fiber Optic Communications, Quantum Optech and Optronics International were acquired and contributed to Luminent in September 2000, prior to Luminent's initial public offering of its common stock.

        AstroTerra develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. Jolt develops and manufactures multi-port wireless optics communications equipment. These acquisitions provided strategic components and technology for Optical Access' wireless optical solution. AstroTerra and Jolt were acquired and contributed to MRV's subsidiary, Optical Access, which focuses on optical wireless products that deliver high-speed communications traffic to the so-called last mile portion of the communications network.

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

WE INCURRED A NET LOSS IN THE YEARS ENDED DECEMBER 31, 2000 AND 2001, PRIMARILY AS A RESULT OF THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND DEFERRED COMPENSATION CHARGES FROM RECENT ACQUISITIONS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We reported a net loss of $153.0 million for the year ended December 31, 2000 and $326.4 million for the year ended December 31, 2001. A major contributing factor to the net losses was the amortization of goodwill and intangibles and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent's former President and Luminent's Chief Financial Officer. We will continue to record deferred stock compensation relating to these acquisitions and the employment arrangements with these executives going forward. Effective January 1, 2002, with the adoption of SFAS 142 we will stop amortization of goodwill however we may be required to record goodwill impairment charges if the fair value of the assets acquired is less than their carrying value (see Recently Issued Accounting Standards). As a consequence of deferred stock compensation charges and potential impairment charges, we do not expect to report net income in the foreseeable future.

OUR BUSINESS HAS BEEN ADVERSELY IMPACTED BY THE WORLDWIDE ECONOMIC SLOWDOWN AND RELATED UNCERTAINTIES

        Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

    - reduced demand for our products, particularly Luminent's fiber optic components;

    -   increased risk of excess and obsolete inventories;

    -   increased price competition for our products;

    -   excess manufacturing capacity under current market conditions; and

    -   higher overhead costs, as a percentage of revenues.

        These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001, appear to continue to affect these industries in the first quarter of 2002 and may affect them for the balance of 2002 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors, we recorded during the year ended December 31, 2001 consolidated charges from our subsidiary, Luminent, which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other unusual items. The aggregate charges recorded during the year ended December 31, 2001 were $49.5 million. These charges are the result of the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

        Additionally, these economic conditions are making it very difficult for MRV and our other companies, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our businesses. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage manufacturing and supply chain relationships. We lost a key member of our management team in the terrorists attacks on the World Trade Center of September 11, 2001 and thus the attacks have already had adverse consequences on our business. However, we do not know how the consequences of these attacks will additionally affect our business. It is possible that a decrease in business and consumer confidence in the economy and the stability of financial markets may lead to delays or reductions in capital expenditures by our customers and potential customers. Concerns over accounting practices of service providers and faltering growth prospects among equipment manufactures could delay the economic recovery in the telecommunications industry beyond 2002. In addition, further disruptions of the air transport system in the United States and abroad may negatively impact our ability to deliver products to customers, visit potential customers, to provide support and service to our existing customers and to obtain components in a timely fashion. If the economic or market conditions continue or further deteriorate, or if the economic downturn is exacerbated as a result of political, economic or military conditions associated with current domestic and world events, our businesses, financial condition and results of operations could be further impaired.

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

DEFECTS IN OUR PRODUCTS RESULTING FROM THEIR COMPLEXITY OR OTHERWISE COULD HURT OUR FINANCIAL PERFORMANCE.

        Complex products, such as those our companies and we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. For instance, during late 2000, we were informed that certain Luminent transceivers sold to Cisco were experiencing field failures. Through discussions with Cisco through September 2001, Luminent's management agreed to replace the failed units, which we believe resolves this issue. We expect the ultimate replacement of these failed transceivers will cost approximately $3.6 million which we fully reserved in 2001. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

OUR OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

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

    -   the timing and amount of significant orders from our largest customers,

    - our success in developing, introducing and shipping product enhancements and new products,

    -   the mix of products we sell,

    - software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves,

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

WE MAY HAVE DIFFICULTY MANAGING OUR BUSINESSES.

        Our growth in recent years, both internally and through the acquisitions we have made has placed a significant strain on our financial and management personnel and information systems and controls. As a consequence, we must continually implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate these systems effectively. Our delay or failure to implement new and enhance existing systems and controls as needed could have a material adverse effect on our results of operations and financial condition in the future. Our intention to continue to pursue a growth strategy can be expected to place even greater pressure on our existing personnel and to compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. We can give no assurance that we will be able to successfully manage operations if they continue to expand.

        WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

        International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the periods indicated below:

                                                  Year ended December 31,
                                               ----------------------------
                                                1999       2000       2001
                                               ------     ------     ------
Percent of total revenue from foreign sales      58%        63%        67%

        We have companies and offices in, and conduct a significant portion of our operations in and from, Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. In addition, the recent acquisition of operations in Taiwan and People's Republic of China has increased both the administrative complications we must manage and our exposure to political, economic and other conditions affecting Taiwan and People's Republic of China. Luminent has a large manufacturing facility in the People's Republic of China in which it manufactures passive fiber optic components and both Luminent and we make sales of our products in the People's Republic of China. Our total sales in the People's Republic of China amounted to approximately $2.7 million during the year ended December 31, 2000 and $10.4 million during the year ended December 31, 2001. Currently there is significant political tension between Taiwan and People's Republic of China, which could lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

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

    - We can give no assurance as to whether we can successfully integrate the companies, products, technologies or personnel of any business that we might acquire in the future.

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

WE ARE CURRENTLY, AND COULD IN THE FUTURE BECOME, SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard:

    - In March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies.

    - In April 1999, we received a written notice from Rockwell Automation Technologies Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes and this claim has resulted in litigation, which Rockwell brought against us in March 2002 (see Item 3. Legal Proceedings").

    - In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent's patents falling into the general category of communications technology, with a focus on networking functionality.

    - In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our photodiode module products. In January 2001, we were advised that Lucent had assigned certain of its rights and claims to Agere Systems, Inc., including the claim made on the Ortel patent. To date, we have not been contacted by Agere regarding this patent claim. In July 2000, we received written notice from Nortel Networks, which claimed we violated Nortel's patent relating to technology associated with local area networks.

    - In May 2001, we received written notice from IBM, which claims that several of our optical components and Internet infrastructure products make use of inventions covered by certain patents claimed by IBM. We are evaluating the patents noted in the letters.

    Aggregate net sales potentially subject to the foregoing claims amounted to approximately 30% of our total sales during the year ended December 31, 2000 and 28% of our total sales during the year ended December 31, 2001. Others' patents, including Lemelson's, Rockwell's, Lucent's, Agere's, Nortel's and IBM's, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent, Agere, Nortel or IBM patents, or those of other companies.

        As was the case with Rockwell, Lemelson, Lucent, Agere, Nortel or IBM, or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, including Lemelson, Rockwell, Lucent, Ortel, Nortel or IBM, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

OUR BUSINESS REQUIRES US TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

        Our ability to develop, manufacture and market our products, run our companies and our ability to compete with our current and future competitors depends, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for that personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, which have resulted in substantial deferred compensation charges and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected. We can give no assurance that we will be able to attract and retain qualified personnel.

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

        We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead-time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales.

        Current softness in demand and pricing in the communications market have necessitated a review of our inventory, facilities and headcount. As a result, we and Luminent recorded in the year ended December 31, 2001 one-time charges to write down inventory to realizable value and inventory purchase commitments of approximately $35.4 million.

WE ARE AT RISK OF SECURITIES CLASS ACTION OR OTHER LITIGATION THAT COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

        In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to the volatility and potential volatility of our stock price or the volatility of Luminent's stock price following its initial public offering, we may be the target of securities litigation in the future. Additionally, while Luminent and we informed investors that we were under no obligation to, and might not, make the distribution to our stockholders of our Luminent common stock and that we could and might eliminate public ownership of Luminent through a short-form merger with us, our decisions to abandon our distribution of Luminent's common stock to our stockholders or to eliminate public ownership of Luminent's common stock through the merger of Luminent into one of our wholly-owned subsidiaries may result in securities or other litigation. Securities or other litigation could result in substantial costs and divert management's attention and resources.

DEPENDING ON OUR FUTURE ACTIVITIES OR AS A RESULT OF THE POSSIBLE SALE OF ONE OR MORE OF OUR PORTFOLIO COMPANIES, WE COULD BE FORCED TO INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

        In the past through 2000, we embarked upon a business strategy of creating, acquiring and managing companies in the optical technology and Internet infrastructure areas, with a view toward creating equity growth by operating or investing in these companies and then potentially spinning them off, taking them public or selling them or our interest in them. If this strategy proved successful, we were concerned that we might incur significant costs to avoid investment company status and would suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 requires registration for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable.

        As a result of the current economic slowdown in the communications industry generally and the fiber optic components industry particularly, we have abandoned plans to spin-off Luminent, one of our subsidiaries, and withdrawn the initial public offering of Optical Access, another of our subsidiaries. The economic slowdown and its consequences have caused us to reevaluate our strategy and to focus currently on holding and operating our existing businesses. This current focus makes it less likely that we would attain investment company status. However, if economic and market conditions recover to the point at which they existed prior to the fourth quarter of 2000, we may return to our prior strategy which, depending on future events, might again subject us to the potential risks associated with investment company status, including registration as an investment company.

        Moreover, although our portfolio of investment securities currently comprises substantially less than 40% of our total assets, fluctuations in the value of these securities or of our other assets as a result of future economic conditions or events, or, more likely, the sale of one or more of companies in exchange for the securities of the purchaser, may cause this limit to be exceeded. For example, while we have no plans to sell all or any portion of Luminent to a third party after the merger, we are periodically contacted by third parties regarding potential transactions and, depending on the proposal, could complete a sale if we determine that it would be in our best interest and those of our stockholders. In any case, where our investment securities resulting from a sale of Luminent or another of our companies or otherwise were in excess of the 40% limit unless an exclusion or safe harbor was available to us, in that case, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. We may be unable to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses or the terms on which we are able to acquire these assets may be unfavorable. The mere existence of these issues could cause us to forego a transaction, which might otherwise have been beneficial to us.

DELAWARE LAW AND OUR ABILITY TO ISSUE PREFERRED STOCK MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN CONTROL, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

        We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the manner prescribed under Section 203. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

INDUSTRY BACKGROUND

        As e-commerce and the Internet continued to proliferate, business enterprises became increasingly reliant on communications networks and software applications as critical strategic assets. Communications networks are being expanded to deliver new services and distribute mission critical computing applications such as customer network management, transaction processing, enterprise resource planning, large enterprise databases, and sophisticated on-line connections with vendors, and the increased use of traditional applications, such as e-mail and video conferencing, to suppliers, customers and employees. Bandwidth intensive applications that contain voice, video and graphics through intranets and extranets, and growth in business-to-business e-commerce and other on-line transactions are encumbering the optical networking and internet infrastructure environment. Due to the significant growth of network users who increasingly rely on secure access for higher speed and quality of communications networks, even small network delays can result in lost revenue, decreased employee productivity and customer dissatisfaction. As a result, businesses and network service providers realize the critical nature of network and application performance and the requirement for optical networking and fiber optic equipment that increases capacity through high speed and more efficient transmission technologies.

        Optical networking and Internet infrastructure systems enhance the carrier and network service provider networks by handling bandwidth and providing enhanced services. Fiber optic transmission components enhance the functionality of enterprise and residential access networks by enabling high-speed transmission of voice, video and data across fiber optic cable. Network service providers and carriers rely on higher value data centric network services and accordingly began deploying next generation solutions to accommodate the data service requirements.

        Growth in the use and availability of wide area networks was stimulated by many factors including the need to share information between centralized repositories and remote enterprise locations, to access and use the Internet for communications and marketing and to electronically access external resources used by the enterprise. Growth was also being fueled by the increasing availability of more cost-effective WAN services such as Frame Relay and Integrated Service Digital Network, or ISDN, making it more affordable for many organizations to set up a WAN or expand an existing one. The growth in the use and availability of the Internet coupled with increasing use, power, speed and complexity of metropolitan area networks and WANs resulted in the increasing need for equipment that permits high-speed connections throughout the infrastructure of the Internet.

        OPTICAL NETWORKING AND INTERNET INFRASTRUCTURE ENVIRONMENT

        The Internet has evolved into a network of hundreds of public and private networks interconnected using Internet Protocol, or IP. Industry analysts expect continued dramatic growth worldwide in Internet use and Internet traffic. As the Internet continues to grow, business enterprises are increasingly reliant on communications networks and software applications as strategic assets that are critical to business success. Communications networks are being expanded to deliver new services and distribute computing applications such as customer network management, e-mail, video, conferencing, and Voice Over Internet Protocol to suppliers, customers and employees.

        While consumers use the Internet for education and communication, business and service providers are realizing the critical nature of network and application performance. To meet the growth in the demand for high-speed data services, service providers are invested heavily to construct and upgrade the transmission foundation of the public network infrastructure worldwide. The public network infrastructure, which was originally built for voice traffic, is inadequate to handle data and must be upgraded. Expenditures are spread across fiber deployment, dense wavelength division multiplexing, or DWDM, products, Synchronous Optical Network, or SONET, transmission equipment, and more recently, and intelligent optical networking solutions.

        Advances in emerging intelligent optical networking market should fundamentally change the architecture of the public network and create a host of new opportunities in infrastructure development, service delivery and applications. Intelligent optical networking offers a solution to public network scaling and high-speed service delivery.

        Intelligent optical networking will eventually deliver high speed data services provisioned over wavelengths and intelligent optical light paths. The flexibility and scalability of wave service is expected to offer service providers the ability to satisfy this demand for increased bandwidth while creating competitive differentiation in their service portfolio with just-in-time provisioning capability.

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

        Demand for fiber optic transmission components is driven by four factors:

    - fiber applications have expanded beyond traditional telephony applications and are being deployed in enterprise network backbones to support high-speed data communications;

    - within access networks, fiber is rapidly expanding downstream toward end-users as access networks deploy Fiber-in-the-Loop and fiber to the curb, or FTTC architectures to support services such as fast Internet access and interactive video;

    - the growth of cellular communications and PCs requires fiber to be deployed both within and between cells; and

    - the usage of fiber in short distances increases the demand for components as more are used per mile of fiber. As the size, number and complexity of these fiber networks increases, management expects that the demand for fiber optic components will grow significantly.

        Fiber Optic Transmission in Data Communications. As higher speed connections are implemented in LAN/WAN systems, fiber optic transmission becomes an essential element in computer networks. For transmission speeds of 100 Mbps and higher, and transmission distances of 100 meters and longer, fiber optic transmission must be deployed. Virtually all high-speed transmission standards, such as Fiber Distributed Data Interface, Asynchronous Transfer Mode, or ATM, Fast Ethernet and Gigabit Ethernet, specify fiber optic media as the most practical technology for transmission. The steady rise in high-speed connections and the growth in the span of networks, including the need to connect remote workgroups, have been driving the deployment of fiber optic cable throughout enterprise networks.

        Fiber Optic Transmission in Access Networks. To meet end users' increased demand for content, software and services, network operators must acquire additional bandwidth by either enhancing their existing networks or constructing new ones. Cable TV operators are increasingly seeking to provide general telecommunication services, high-speed Internet access and video-on-demand. As a result, they are now faced with the need to transmit upstream, from customer premises to the cable TV operator and to send different signals to individual end-users. Similarly, local exchange carriers are implementing new technological standards, such as SONET and fiber-intensive architectures such as FTTC to enable high-speed Internet access and the delivery of cable TV and Internet services to the home. Management believes that deployment of and upgrades to these systems will increase the demand for MRV's fiber optic components that typically are better able to endure environmental factors, such as rain, snow, heat and wind, cost-effectively. In addition, communications involving cellular and personal communication services, or PCS, represent a fast emerging market for fiber optic networks, including their usage in the backbone and landline portion of wireless networks.

RECENT ECONOMIC SLOWDOWN

        Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for communications products, thereby resulting in reduced demand for optical components and equipment. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2001 to date, and may continue to affect them for the remainder of 2002 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories. For information on charges MRV has taken to its financial results as a result of these conditions, please see the discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Conditions and Current Outlook."

MRV'S CONCENTRATION

        MRV creates, acquires, finances and operates companies, and through them, designs, develops, manufactures and markets products, which enable high-speed broadband communications. MRV concentrates on companies and products devoted to optical components and network infrastructure systems. MRV has leveraged its early experience in fiber optic technology into a number of focused operating units specializing in advanced fiber optic components, switching, routing, transaction management and wireless optical transmission systems which it has created, financed or acquired. Products and product developments of MRV's wholly or majority owned subsidiaries or operating units include the following:

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

    - Photo detectors, which convert optical signals into electrical signals and receivers that include photo detectors with electrical amplifiers for greater functionality; and

    - Electro-optic modulators, which are used to transfer information onto a light signal without the modifying wavelength of the light and enable data to travel extended transmission distances compared to a directly modulated laser.

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

        Optical Access, Inc.

        Optical Access is an optical networking and Internet infrastructure company that designs, manufactures and markets optical wireless products enabling service providers to offer high-speed broadband access within the last mile of the communications network in a cost effective and timely manner. Optical Access' products are designed to be deployed in a switched mesh architecture, which means that its products allow transmission of data between any two points on the network and enable full re-routing of traffic around a transmission link or equipment failure. In addition, its products feature a backup wireless radio frequency option, which reduces problems associated with adverse weather conditions. Optical Access offers the TereScope family of products, which provide optical wireless links, and OptiSwitch(TM) products, which enable switching, provisioning and aggregation. All of these products can be remotely managed through Optical Access' MegaVision network management system. Because each of its products can perform independently, Optical Access's customers can also purchase products separately with no performance degradation.

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

        CEScomm, Inc.

        CEScomm is developing and providing products for manufacturers of cellular network infrastructure equipment and mobile operators and service providers for the third generation of wireless solutions commonly known as 3G. 3G is the generic term used for the next generation of mobile communications systems. These new systems provide enhanced wireless services to those available today, i.e., voice, text and data. CEScomm specializes in products that provide the real-time conversion of radio signals generated by Internet ready mobile devices into asynchronous transfer mode, or ATM, traffic streams. Its products are based on distributed architectures that cluster super computer multi-processing capabilities between the radio access network and the Internet protocol, or IP, core network.

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

        NBase-Xyplex.

        NBase-Xyplex, a division of MRV, provides products and services, such as the Fiber Driver family of products, to enhance network infrastructures for city carriers, service providers, cable operators and campus and enterprise networks. The Fiber Driver family of products focuses on providing more effective usage of fiber-optic cables for carriers, service providers, cable operators and campus and enterprise networks. The Fiber Driver product line is designed to address the growing need for connecting networks of different media and speed into today's expanding fiber optic infrastructure.

        The Fiber Driver family consists of over 150 different converters, repeaters, switches, distance extenders and coarse wave division multiplexer modules, all of which operate on the same modular, and scalable platform. Each module provides a different solution and together the family covers almost every communication protocol. The family includes a base chassis in one, two, four and 16 slot varieties and is fully managed through any network management system based on simple network management protocol, or SNMP, including the MegaVision network management system discussed above under Optical Access.

        Charlotte's Networks, Inc.

        Charlotte's Networks is developing a core router for large service providers and carriers. The Aranea core router is Charlotte's Networks' first product. The Aranea router is capable of carrying both IP packets and time-division multiplexing, or TDM, voice traffic and enables the current WAN to grow in high orders of magnitude both in processing power and rate of transmission. The router has the ability to emulate a class 4 or 5 switch, enabling its voice traffic capability. It offers various interfaces and allows multiple Aranea machines to be clustered into a single virtual router for ultra-high speed. This feature allows construction of a machine with an aggregate bandwidth of multiple terabits per second. The Aranea can be configured to combine up to 16 port interfaces of any kind into a single dense wavelength division multiplexing link of up to 40 Gbps. The clustered machines may be managed as a single virtual router through the operating system called AROS. The Aranea is designed to meet the exact requirements of new generation telecommunication service providers in terms of bandwidth, differentiated services, scalability and reliability and is positioned to take advantage of the explosive growth predicted for the WAN or terabit router segment of the router market.

        Zuma Networks, Inc.

        Zuma is developing a next generation gigabit Ethernet switch router platform. The platform is distinguished by very high gigabit Ethernet port density in a single chassis, outstanding packet forwarding performance; a multi-processor, multi-component hardware architecture supporting carrier class survivability; and a multi-processor software architecture supporting the coupling of wire speed switch routing functions with wire speed network services in a single platform. This router, named Zuma LightReef(TM) entered beta trials in December 2000 and shipments began in April 2001.

        European Subsidiaries

        MRV maintains European subsidiaries and branch offices in France, Germany, the United Kingdom, Italy, Switzerland, Sweden, Norway and Finland, which are involved in sales, services and distribution of data networking products. The activities of these companies include system design, integration and support as well as product sales to enterprise customers and carriers, including service providers. Products sold include products manufactured by other MRV companies or divisions, as well as products manufactured by third party vendors supplied as part of network system integration and distribution services. Such specialization allows MRV to penetrate targeted vertical and regional markets. As of December 31, 2001, MRV owned approximately 80% of its European subsidiaries.

OTHER KEY TECHNOLOGY INTERESTS

        In addition to its wholly owned and majority owned companies, MRV has significant interests in other key technology companies, including RedC Optical Networks and Hyperchannel Ltd.

        Optical Crossing's core experience is in free-space laser communications and semiconductor optoelectronic components. Optical Crossing has three internal product groups -- Optoelectronics Products, Optical Wireless Products and Networking Products and Services -- that address multiple aspects of optical wireless technology, from components to architectural implementation of all-optical networks. Products are currently in the prototyping and development stage.

        RedC Optical Networks has developed a complete line of optical modules used for operating, monitoring and protecting optical networks including: optical amplifiers, add/drop modules, protection and restoration modules and DWDM monitoring.

        Hyperchannel, which does business under its trademark Hyporium, is an independent net market maker for the information technology, or IT, industry, enabling IT vendors, distributors and resellers to trade online. Hyporium offers an alternative route to market through an online trading hub and reseller web storefronts.

SALES AND MARKETING

        Through the end of 2001, each of MRV and its operating company maintained its own separate sales and marketing staffs. In early 2002, with the goals of cutting costs and increasing revenue while better serving its customers, MRV centralized sales and marketing and established product-solution groups, which it formed to replace the sales and marketing organizations of its independent business units and which were folded into MRV. These product-solution groups include: Active and Passive Optical Components, Network Physical Infrastructure, Switches and Routers, Remote Device Management, and Services and Other. The sales forces of the formerly independent business units were unified, and cover two sales regions - MRV Americas and MRV International. MRV retained only the independent sales organization of Luminent.

        MRV and its companies have sold their products worldwide to over 500 diverse customers in a wide range of industries; primarily, data communications, telecommunications and cable. No customer accounted for more than 10% of MRV's consolidated revenues in 1999, 2000 or 2001.

        MRV employs various methods, such as public relations, advertising, and trade shows to build awareness of its products. Public relations activities are conducted both internally and through relationships with outside agencies. Major public relation activities are focused around new product introductions, corporate partnerships and other events of interest to the market. MRV supplements its public relations through media advertising programs and attendance at various trade shows throughout the year, both in the United States and internationally.

SALES, SUPPORT AND DISTRIBUTION

        MRV continually seeks to augment and increase its distribution channels and sales forces to accelerate growth. Products are sold through MRV and its operating companies' direct sales forces, VARs, systems integrators, distributors, manufacturer's representatives and OEM customers. Sales and distribution divisions are organized along the following primary lines: direct sales, including OEM; domestic and international distributors; value-added resellers, or VARs, and systems integrators; and manufacturer's representatives.

        Direct Sales. MRV and its companies employ worldwide direct sales forces primarily to sell their products to large OEM accounts and in some cases to end users. MRV believes that a direct sales force can best serve large customers by allowing salespeople to develop strong, lasting relationships, which can meet the customers' needs effectively. Direct sales staffs are located across the United States, Europe and Israel.

        Domestic and International Distributors. MRV and its companies work with both domestic and international distributors. Geographic exclusivity is normally not awarded unless the distributor has demonstrated acceptable performance. Distributors must successfully complete MRV's training programs and provide system installation, technical support, sales support and follow-on service to local customers. Generally, distributors have agreements with a one-year term subject to automatic renewal unless otherwise canceled by either party. In certain cases with major distributors, the agreements are terminable on 30 days' notice. MRV uses stocking distributors, which purchase its product and stock it in their warehouse for immediate delivery, and non-stocking distributors, which purchase its products after the receipt of an order. Internationally, MRV sells through numerous distributors in Asia, Africa, Europe, Australia, the Middle East, Canada and Latin America.

        Value-Added Resellers and Systems Integrators. MRV and its companies use a select group of VARs and system integrators in the U.S., which are generally selected for their ability to offer MRV's products in combination with related products and services, such as system design, integration and support. This specialization allows MRV and its companies to penetrate targeted vertical markets such as telecommunications and cable TV. Generally, MRV uses a two-tier distribution system to reach a broader range of customers; however VARs may purchase the product directly from one or more of MRV's companies if the volume warrants a direct relationship.

        Manufacturers' Representatives. To supplement MRV's direct sales efforts, manufacturer's representatives are assigned by territory in the United States and work exclusively on commission.

        Customer Support and Service. MRV and its companies are committed to providing strong technical support to their customers. MRV operates customer service groups, and provides support through engineering groups, sales staff, distributors, OEMs and VARs. Customer support personnel are currently located at offices in California, Massachusetts, Maryland, Germany, England, Italy and Israel.

        International Sales. International sales accounted for approximately 58%, 63% and 67% of MRV's consolidated net revenues in 1999, 2000 and 2001, respectively.

MANUFACTURING

        MRV outsources the board-level assembly, test and quality control of its Internet infrastructure products to third party contract manufacturers, thereby allowing MRV to react quickly to market demand, to avoid the significant capital investment required to establish and maintain manufacturing and assembly facilities and to concentrate resources on product design and development. Final assembly, burn-in, final testing and pack-out are performed by MRV's companies and MRV and selected third-party contract manufacturers to maintain quality control. MRV's manufacturing teams are experienced in advanced manufacturing and testing, in engineering, in ongoing reliability/quality assurance and in managing third party contract manufacturer's capacity, quality standards and manufacturing process. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If MRV's contract manufacturers fail to deliver products in the future on a timely basis, or at all, it would be extremely difficult for MRV to obtain adequate supplies of products from other sources on short notice. There can be no assurance that MRV's third party manufacturers will provide adequate supplies of quality products on a timely basis, or at all. While MRV could outsource with other vendors, a change in vendors may require significant time and result in shipment delays and expenses. The inability to obtain MRV's key products on a timely basis, the loss of a particular vendor or a change in the terms and conditions of the outsourcing could have a material adverse effect on MRV's business, operating results and financial condition.

        MRV relies extensively on MRV's and its companies own production capabilities for critical semiconductor lasers and LEDs used in MRV's products. MRV's optical transmission production process involves:

    - a wafer processing facility for semiconductor laser diode and LED chip manufacturing under stringent and accurate procedures using state-of-the-art wafer fabrication technology;

    -   high precision electronic and mechanical assembly; and

    -   final assembly and testing.

        Relevant assembly processes include die attach, wire bond, substrate attachment and fiber coupling. MRV also conducts tests throughout MRV's manufacturing processes using commercially available and internally built testing systems that incorporate proprietary procedures. MRV and its companies perform final product tests on all of their products prior to shipment to customers. Many of the key processes used in MRV's products are proprietary; and, therefore, many of the key components of its products are designed and produced internally. Because MRV and its companies manufacture these and other key components of their products at their own facilities and they are not readily available from other sources, any interruption of the manufacturing process could have a material adverse effect on MRV's operations. Furthermore, MRV and its companies have a limited number of employees dedicated to the operation and maintenance of wafer fabrication equipment, the loss of any of whom could result in their inability to effectively operate and service that equipment. Wafer fabrication is sensitive to a wide variety of factors, including variations and impurities in the raw materials, difficulties in the fabrication process and performance of the manufacturing equipment. There can be no assurance that MRV and its companies will be able to maintain acceptable production yields and avoid product shipment delays. In the event adequate production yields are not achieved resulting in product shipment delays, MRV's business, operating results and financial condition could be materially adversely affected. While MRV believes its companies have sufficient manufacturing capacity for growth in the coming years, at various times there have been shortages of parts in the electronics industry, and certain critical components have been subject to limited allocations. Although shortages of parts and allocations have not had a material adverse effect on MRV's results of operations, there can be no assurance that any future shortages or allocations would not have that effect.

        MRV and its companies are subject to a variety of federal, state, and local governmental laws and regulations related to the storage, use, emission, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Although MRV believes that it is in material compliance and has complied with all applicable legal requirements, any failure by MRV to comply with present and future regulations could subject MRV to future liabilities or the suspension of production. There can be no assurance that environmental laws and regulations will not result in the need for additional capital equipment or other requirements. Further, these laws and regulations could restrict MRV's ability to expand operations. Any failure by MRV or its companies to obtain required permits for, control of use of, or adequately restrict the discharge, emission or release of, hazardous substances under present or future laws and regulations could subject MRV to substantial liability or could cause MRV's manufacturing operations to be suspended. That liability or suspension of manufacturing operations could have a material adverse effect on MRV's operating results. To date, these environmental laws and regulations have not had a material adverse effect on MRV's operating results.

COMPETITION

        The communications equipment and component industry is intensely competitive. MRV and its companies compete directly with a number of established and emerging computer, communications and networking device companies. Direct competitors in optical networking and Internet infrastructure, generally include Cisco Systems, Lucent Technologies, Nortel Networks and 3Com Corporation. Direct competitors for MRV's optical wireless technology include AirFiber, Inc., fSona Communications Corporation, Canon and TeraBeam Corporation. Direct competitors in fiber optic components include Agilent Technologies, Corning Incorporated, Finisar Corporation, Fujitsu, Infineon AG, International Business Machines Corporation, JDS Uniphase Corp., Lucent Technologies, Inc., Sumitomo and Tyco International, Ltd. Many of MRV's competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than MRV. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which MRV competes offer customers a broader product line, which provides a more comprehensive networking solution than the products of MRV and its companies.

        In addition to competitors competing with products that perform similar functions, there are also several alternative network technologies. For example, in the local access market, MRV's products compete with telephone network technology known as ADSL, an acronym for asymmetric digital subscriber line. In this technology, digital signals are transmitted through existing telephone lines from the central office to the home. MRV also expects that competitive pricing pressures could result in price declines for MRV and its companies and their competitors' products. This increased competition, if not accompanied by decreasing costs, could result in reduced margins and loss of market share, which would materially and adversely affect MRV's business, operating results and financial condition.

        The communications industry has become increasingly concentrated in recent years as a result of consolidation. This consolidation is likely to permit MRV's various competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. MRV expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors.

PROPRIETARY RIGHTS

        To date, MRV and its companies have relied principally upon copyrights and trade secrets to protect its proprietary technology. Generally, MRV enters into confidentiality agreements with its employees and key suppliers and otherwise seek to limit access to and distribution of the source code to software and other proprietary information. There can be no assurance that these steps will be adequate to prevent misappropriation of MRV's technologies or that a third party will not independently develop technology similar or superior to any MRV possesses.

        MRV has received notices from third parties claiming possible infringement of patents with respect to product features or manufacturing processes and one of these claims, of Rockwell Automation Technologies, has resulted in litigation that Rockwell commenced in March 2002. See Item 3. Legal Proceeds. MRV believes these kind of claims are common in the communications industry because of the large number of patents that have been filed on these subjects. MRV's policy is to discuss these claims with the claimants in an effort to demonstrate that its products and/or processes do not violate any patents. MRV is currently involved in discussions with Lucent Technologies, Nortel Networks, Ortel, Rockwell and the Lemelson Medical, Education & Research Foundation. MRV does not believe that any of MRV's or its companies' products or processes violates any of the patents asserted by these parties and further believes that it has meritorious defenses if any legal action is taken by any of these parties and plans to vigorously defend the litigation brought by Rockwell if it is unable to settle it through negotiations. However, the prosecution by one or more of these parties of litigation of a claim that results in a conclusion unfavorable to MRV could materially and adversely affect MRV's business, operating results and financial condition.

In the future, litigation may be necessary to protect trade secrets and other intellectual property rights owned by MRV, to enforce any patents issued to MRV or its companies, to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation of this kind could be costly and a diversion of the attention of the management involved, which could have a material adverse effect on MRV's business, operating results and financial condition. An adverse determination in that litigation could further result in the loss of MRV's proprietary rights, subject it to significant liabilities, require MRV to seek licenses from third parties or prevent MRV and its companies from manufacturing or selling their products, any of which could have a material adverse effect on MRV's business, operating results and financial condition. MRV typically has agreed to indemnify its customers and key suppliers for liability incurred in connection with the infringement of a third party's intellectual property rights.

EMPLOYEES

        As of December 31, 2001, MRV and its consolidated companies employed a total of approximately 2,227 full-time employees compared with approximately 2,600 at December 31, 2000. None of MRV's employees is represented by a union or governed by a collective bargaining agreement, and MRV believes its employee relationships are satisfactory.

ITEM 2. PROPERTIES

        MRV's principal administrative, sales and marketing, research and development and manufacturing facility is located in Chatsworth, California. The table below lists the locations, square footage and expiration dates of MRV's owned and leased facilities for MRV's major operations.

       LOCATION                                    SQUARE FEET      DATE LEASE EXPIRES
       --------                                    -----------      ------------------
       Chatsworth, CA     USA                          5,000            12/31/2002
       Chatsworth, CA     USA                         17,700             2/28/2004
       Chatsworth, CA     USA                         22,200            12/31/2005
       Chatsworth, CA     USA                         50,000              7/1/2004
       Chatsworth, CA     USA                         13,300             3/31/2007
       Chatsworth, CA     USA                         20,950              1/1/2003
       Chu-Pei            Taiwan                      15,989                 Owned
       Copenhagen         Denmark                      4,112             6/30/2005
       Denver, CO         USA                          6,770             5/31/2004
       Frankfurt          Germany                      6,398             7/31/2011
       Geneva             Switzerland                 29,428            12/31/2010
       Gif Sur Yvette     France                      17,222                 Owned
       Gothenborg         Sweden                       3,100            10/31/2002
       Helsinki           Finland                      6,458             6/30/2002
       Hinchu             Taiwan                         431            12/19/2002
       Hinchu             Taiwan                       1,066            12/31/2002
       Hinchu             Taiwan                       2,626             8/31/2002
       Hinchu             Taiwan                       3,907            12/31/2002
       Hinchu             Taiwan                       9,440            12/31/2002
       Hinchu             Taiwan                       9,440            12/31/2002
       Hinchu             Taiwan                       9,461            12/31/2002
       Hinchu             Taiwan                      12,712                 Owned
       Hinchu             Taiwan                      39,590            12/31/2002
       Hinchu             Taiwan                     165,910             3/31/2016
       Hinchu             Taiwan                       5,665            12/19/2002
       Jerusalem          Israel                       2,433             8/28/2003
       Jerusalem          Israel                       4,962             7/30/2003
       Jerusalem          Israel                       6,609             8/16/2003
       Littleton, MA      USA                        101,031             9/30/2003
       London             United Kingdom               5,000              1/1/2004
       Malmoe             Sweden                       4,413             8/31/2002
       Miao-Li County     Taiwan                      24,398                 Owned
       Milano             Italy                        3,229              3/1/2007
       Milano             Italy                        4,306              3/1/2007
       Milano             Italy                        9,687              4/1/2004
       Milano             Italy                        8,611              4/1/2004
       Milano             Italy                        7,750             11/1/2006
       Milano             Italy                        9,687              7/1/2004

       LOCATION                                      SQUARE FEET      DATE LEASE EXPIRES
       --------                                      -----------      ------------------
       Milano               Italy                        3,014              2/1/2003
       Norrkoping           Sweden                       3,175            12/31/2004
       Oslo                 Norway                       7,535            12/31/2006
       Paris                France                       4,414              2/2/2004
       Pasadina, CA         USA                         13,663             1/14/2007
       Rome                 Italy                        1,615              1/1/2007
       Rome                 Italy                        8,181              1/1/2003
       Rome                 Italy                        2,368             12/1/2006
       Rothenburg           Switzerland                  4,510             3/31/2003
       San-Diego, CA        USA                         23,354            12/31/2004
       Santa Barbara, CA    USA                          2,700              7/1/2003
       Shanghai             China                       48,495            10/31/2047
       Shanghai             China                      139,008             1/31/2049
       Stockholm            Sweden                      52,205             6/30/2003
       Tewksbury, MA        USA                          3,800             5/31/2002
       Venice               Italy                        2,799              7/1/2004
       Ventura, CA          USA                         46,200             8/31/2008
       West Hills, CA       USA                         38,795             3/30/2005
       Woodland Hills, CA   USA                          2,310            12/31/2005
       Woodland Hills, CA   USA                          3,448              1/1/2004
       Yokneam              Israel                      24,757              6/1/2004
       Yokneam              Israel                      12,917             9/30/2003
       Yokneam              Israel                      17,350            12/31/2007
       Yokneam              Israel                      19,526             1/25/2003
       Zurich               Switzerland                 17,147             9/30/2009

        MRV believes that its facilities are sufficient to meet its current needs and that adequate additional space will be available for lease when required.

ITEM 3. LEGAL PROCEEDINGS

        MRV is involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that MRV currently expects to be material in relation to MRV's business, consolidated financial condition, results of operations or cash flows.

        On March 1, 2002, Rockwell Automation Technologies, Inc. filed a patent infringement lawsuit against MRV and two of its affiliated companies, Optronics International Corp. and Luminent, Inc. in U.S. District Court in Delaware. Several other companies that are not related to MRV were also named as defendants in the lawsuit. The lawsuit alleges that in January, 1983, a Rockwell affiliate obtained United States Letters Patent No. 4,368,098 entitled "Epitaxial Composite and Method of Making" from the U.S. Patent and Trademark Office. The patent is directed to an organo-metallic process for producing epitaxial films of Group III-V semiconductor on a single crystal substrate. This process generally is referred to as Metal Organic Chemical Vapor Deposition, or MOCVD. The rights to the patent were ultimately assigned to Rockwell. In the lawsuit, Rockwell alleges that

    - it gave a company it calls IQE a nonexclusive, nontransferable license to import and sell in the United States MOCVD wafers;

    - the license prohibited IQE from passing onto others any rights under the patent, including the right to make, use, sell or import into the United States MOCVD devices made from MOCVD wafers; and

    - the license required IQE to provide its customers of MOCVD wafers with written notice that the customers must obtain a license from Rockwell to use the MOCVD wafers to make, use, sell or import MOCVD devices into the United States.

IQE has sued Rockwell in another action seeking declaratory relief that, among other things, IQE has not infringed the patent and that the patent is invalid and unenforceable. That action is pending. Nevertheless, Rockwell has claimed in its patent infringement lawsuit against MRV that the defendants infringed its patent by using at least some of the MOCVD wafers purchased from IQE or others and/or fabricated wafers themselves that were manufactured by a process that infringes one or more claims of Rockwell's patent to make, sell and/or import into the United States MOCVD devices such as laser diodes. Rockwell claims it has been damaged by the defendants in an unspecified amount, and seeks to recover those damages, and also seeks an increase in damages and attorneys' fees for alleged willful infringement. Rockwell has agreed to grant MRV an extension of time to file a response to the lawsuit, in order to give the parties an opportunity to try and resolve the matter. MRV is investigating the claims, and intends to vigorously defend itself if the matter cannot be resolved out of court.

        MRV has received notices from third parties alleging possible infringement of other patents with respect to product features or manufacturing processes. For a discussion of these notices and the claims, see Item 1. Description of Business -- Proprietary Rights earlier in this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 14, 2001, we held our Annual Meeting of Stockholders at which, among other things, the Company's entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

                                                        Number of Votes
                                                 -----------------------------
                                                                    Against or
       Name                                          For             Withheld
       ----                                      ----------         ----------
Noam Lotan                                       61,481,631          2,191,010

Shlomo Margalit                                  61,810,130          1,862,511

Igal Shidlovsky                                  62,705,257            967,384

Guenter Jaensch                                  62,696,708            957,933

Baruch Fischer                                   62,705,199            967,442

Daniel Tsui                                      62,701,597            971,044

        The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, as to each matter were as follows:

                    PROPOSAL                                  FOR           AGAINST      ABSTAIN
                    --------                              ----------       ---------     -------
To approve amendments to the Company's 1997               57,026,521       6,346,225     299,895
Incentive and Nonstatutory Stock Option Plan to
increase by 1,200,000 shares the number of shares
of Common Stock that can be optioned and sold
under the Stock Option Plan

To ratify the selection of Arthur Andersen LLP            63,065,522         374,256     232,863
as independent auditors for the Company for the
fiscal year ending December 31, 2001.

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

                                                     High          Low
                                                    ------        ------
2000

First Quarter                                       $95.25        $25.88
Second Quarter                                       67.25         23.44
Third Quarter                                        80.38         45.31
Fourth Quarter                                       49.25         11.06

2001

First Quarter                                       $21.38         $6.22
Second Quarter                                       12.90          5.38
Third Quarter                                         8.79          2.43
Fourth Quarter                                        5.75          2.76

        According to the records of MRV's transfer agent, at March 12, 2002, MRV had 3,380 stockholders of record, which, management believes, held from approximately 55,000 beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of operations data for the three years in the period ended December 31, 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from our consolidated financial statements and notes thereto, included elsewhere herein, and are audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included later in this Report. The selected statement of operations data for the two years in the period ended December 31, 1997 and the balance sheet data as of December 31, 1997, 1998 and 1999 were derived from our audited financial statements, which are not included in this Report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Report.


Statements of Operations Data:                                       Year ended December 31,
                                                  -------------------------------------------------------------
                                                     1997         1998         1999         2000         2001
                                                  ---------    ---------    ---------    ---------    ---------
                                                              (in thousands, except per share data)
Revenues, net                                     $ 165,471    $ 264,075    $ 288,524    $ 319,394    $ 332,844
Cost of goods sold(1)(2)(4)                          94,709      165,385      197,442      203,371      267,389
Research and development(1)(2)                       13,093       25,817       35,319       74,078       94,813
Selling, general and administrative(1)(2)            26,993       53,852       67,859      124,700      150,674
Purchased technology in progress(3)                      --       20,633           --           --           --
Restructuring costs(2)                                   --       15,671           --           --       14,111
Amortization of goodwill
  and other intangibles                                 372        2,901        3,898       66,814      126,484
                                                  ---------    ---------    ---------    ---------    ---------
Operating income (loss)                              30,304      (20,184)     (15,994)    (149,569)    (320,627)
Other income (expense), net(2)(5)                     1,901        4,339          322       (9,578)     (22,777)
                                                  ---------    ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes
  minority interests and extraordinary item          32,205      (15,845)     (15,672)    (159,147)    (343,404)
Provision (benefit for) income taxes                  9,474        5,707       (2,153)      (5,398)       4,475
Minority interests                                     (146)      (1,345)         610          796       11,577
Gain on purchase of minority interest,
  net of tax                                             --           --           --           --        9,949
Gain on repurchase of convertible notes,
  net of tax                                             --        2,791           --           --           --
                                                  ---------    ---------    ---------    ---------    ---------
Net income (loss)                                 $  22,585    $ (20,106)   $ (12,909)   $(152,953)   $(326,353)

Net income (loss) per
  share -- Basic                                  $    0.48    $   (0.38)   $   (0.24)   $   (2.33)   $   (4.27)
                                                  =========    =========    =========    =========    =========
Net income (loss) per
  share -- Diluted                                $    0.44    $   (0.38)   $   (0.24)   $   (2.33)   $   (4.27)
                                                  =========    =========    =========    =========    =========
Shares used in per share
  calculation --
  Basic                                              47,340       53,064       53,920       65,669       76,369
  Diluted                                            51,468       53,064       53,920       65,669       76,369

                                                     At December 31
CONSOLIDATED BALANCE          --------------------------------------------------------------
  SHEET DATA:                    1997         1998         1999         2000         2001
                              ----------   ----------   ----------   ----------   ----------
Cash and cash equivalents     $   19,428   $   20,692   $   34,330   $  210,080   $  164,676
Working capital                  111,559      115,318      106,425      366,752      175,966
Total assets                     236,236      320,192      314,533    1,097,621      864,495
Total long-term liabilities        2,853       94,317       94,409      154,504      102,254
Stockholders' equity             189,969      174,429      166,815      781,555      584,676


(1) Includes amounts related to deferred stock compensation of: $8.3 million and $7.8 million in cost of goods sold; $13.3 million and $14.0 million in research and development expenses; and $38.4 million and $48.0 million in selling, general and administrative expenses for the years ended December 31, 2000 and 2001, respectively.

(2) Includes charges of $35.4 million, $14.1 million, and $16,000 presented in cost of sales, selling, general and administrative, and other income (expense), respectively, for the year ended December 31, 2001, to write-down inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges resulted from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

(3) Purchased technology in progress and restructuring charges were incurred as a result of acquisitions. Purchased technology in progress for the year ended December 31, 1998, was in conjunction with the Xyplex acquisition. Restructuring costs during the year ended December 31, 1998, were associated with a plan adopted by MRV in March 1998, calling for the reduction of workforce, closing of certain facilities, elimination of particular product lines, settlement of distribution agreements and other costs.

(4) For the years ended December 31, 1998 and 1999, includes amounts relating to the write-down of discontinued products of $3.1 million and $13.8 million, respectively.

(5) Interest expenses for the year ended December 31, 1997 was in connection with the private placement of $30.0 million principal amount of notes, the proceeds from which MRV used to finance the cash portion of the Fibronics acquisition in 1996. Interest expenses for the year ended December 31, 1998 and 1999, were connected with the private placement of $100.0 million principal amount of 5% Convertible Subordinated Notes. See Note 10 of notes to the consolidated financial statements of MRV included later in this Report.

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

OVERVIEW

        We create, acquire, finance and operate companies, and through them, design, develop, manufacture and market products, which enable high-speed broadband communications. We concentrate on companies and products devoted to optical components and network infrastructure systems. We have leveraged our early experience in fiber optic technology into a number of well-focused operating units specializing in advanced fiber optic components, switching, routing, and wireless optical transmission systems which we have created, financed or acquired.

        Revenues for the year ended December 31, 2001 were $332.8 million, compared to $319.4 million for the year ended December 31, 2000, an increase of 4%. However we reported a net loss of $326.4 million and $153.0 million for the years ended December 31, 2001 and 2000, respectively. A significant portion of these losses were due to the amortization of goodwill and other intangibles and deferred stock compensation related to our acquisitions in 2000 and our employment arrangements with Luminent's former President and its Chief Financial Officer. We will continue to record deferred stock compensation through 2004, relating to these acquisitions and Luminent's employment arrangements with its executives. Effective January 1, 2002, the adoption of SFAS No. 142 will stop amortization of goodwill, however, it may require us to record impairment charges (see Recently Issued Accounting Standards, below). For the year ended December 31, 2001, we recorded goodwill and other intangible impairment charges of $14.2 million as the fair value of these assets was less than their carrying value (see Amortization of Goodwill and Other Intangibles, below). As a consequence of these charges, we do not expect to report net income in the foreseeable future. See discussion of the impact on the amortization of goodwill and other intangibles due to the adoption of SFAS No. 142 on January 1, 2002 (see Recently Issued Accounting Standards, below).

RECENT ACQUISITIONS

During 2000, we completed several strategic acquisitions. These acquisitions were made to expand our product offerings, enhance our technological expertise and expand our manufacturing capabilities. During 2001 and 1999, we did not complete any material acquisitions. The table below summarizes the more notable acquisitions.

                                                                            Form of Consideration and
Acquired Company                  Date of Acquisition  Total Consideration  Other Notes to Acquisition
----------------                  -------------------  -------------------  --------------------------
Fiber Optic Communications, Inc.  April 24, 2000       $309.7 million       $48.6 million in cash and 5.4
                                                                            million shares of common stock and
                                                                            options issued; approximately 97% of
                                                                            capital stock assumed; goodwill and
                                                                            other intangibles recorded of $261.5
                                                                            million; deferred stock compensation
                                                                            recorded of $14.1 million

                                                                            Form of Consideration and
Acquired Company                  Date of Acquisition  Total Consideration  Other Notes to Acquisition
----------------                  -------------------  -------------------  --------------------------
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

        Each of these acquisitions was accounted for using the purchase method and therefore, the results of operations of the acquired businesses have been included in our Consolidated Financial Statements from the respective dates of acquisition. Goodwill and other intangibles initially recorded from these acquisitions totaled $530.8 million. Net goodwill and other intangibles from these acquisitions totaled $367.4 million as of December 31, 2001. For the years ended December 31, 2001 and 2000, we recorded amortization of goodwill and other intangibles from these acquisitions of $102.8 million and $60.6 million, respectively. Effective January 1, 2002, we plan to implement Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (see Recently Issued Accounting Standards, below).

        A portion of the purchase prices paid in connection with these acquisitions represented deferred stock compensation relating to options to purchase our common stock. The fair values of these options were $105.2 million and have been recorded as deferred stock compensation. Deferred stock compensation amortization expense for the year ended December 31, 2001, relating to these stock options was $27.9 million, compared with $42.7 million for the year ended December 31, 2000. We expect to incur additional deferred stock compensation relating to these acquisitions of approximately $34.6 million, which will be fully amortized by 2004. Deferred stock compensation is being amortized using the graded method using an estimated employment period of four years.

Fiber Optic Communications, Quantum Optech and Optronics International were acquired and contributed to Luminent as part of our original plan to complete an initial public offering of our fiber optics components business and eventually spin-off this business to our stockholders. This plan was terminated in September 2001 when we decided not to complete the spin-off of Luminent and to effect a short form merger of Luminent with one of our wholly-owned subsidiaries and thereby eliminate public ownership of Luminent. Fiber Optic Communications develops and manufactures passive fiber optic components for wavelength division multiplexing. Quantum Optech specializes in developing and manufacturing optical thin film coating and filters for dense wavelength division multiplexing. Optronics focuses on developing and manufacturing high temperature semiconductor lasers, transceivers and detectors for optical networks. These acquisitions also provided additional manufacturing capabilities for future growth.

        AstroTerra and Jolt were acquired and contributed to our subsidiary, Optical Access, which focuses on optical wireless products that deliver high-speed communications traffic to the so-called last mile portion of the communications network. AstroTerra develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. Jolt develops and manufactures multi-port wireless optics communications equipment. These acquisitions provide strategic components and technology for Optical Access' wireless optical solution.

TRANSACTION WITH STOCK OF SUBSIDIARIES

        In November 2000, Luminent completed the initial public offering of its common stock, selling 12 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications networks. While we had planned to distribute all of our shares of Luminent common stock to our stockholders, unfavorable business and economic conditions in the fiber optic, data networking and telecommunications industries and the resulting adverse effects on the market prices of our common stock and Luminent common stock, caused us to determine to abandon the distribution and effect a short-form merger of Luminent into one of our wholly-owned subsidiaries, thereby eliminating public ownership of Luminent. This merger was completed on December 28, 2001.

        In July 2000, we and Luminent, entered into employment agreements with Luminent's former President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent's common stock. The stock options were granted to Luminent's executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation expense from these stock option grants reported for the years ended December 31, 2001 and 2000, were $35.8 million and $54.2 million, respectively. We will incur additional deferred stock compensation expense of approximately $2.1 million through 2004. Luminent's President and Chief Executive Officer resigned in September 2001. Dr. Spivey's resignation was considered by the parties to be a termination other than for cause under his employment agreement entitling him to the severance benefits of his employment agreement, including payment over a one year period of an amount equal to two times the sum of his annual salary plus bonus and the vesting of all of his unvested Luminent options. Dr. Spivey's MRV and Luminent stock options are now exercisable through September 11, 2003. During the year ended December 31, 2001, we recorded a charge of $1.0 million to reflect severance and other expenses and an immediate recognition of deferred stock compensation expense of $18.9 million.

        In October 2000, our wholly-owned subsidiary, Optical Access, filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. This offering was not completed because of market conditions and in November 2001, Optical Access withdrew its registration statement. Due to the postponement of the offering prior to its withdrawal, we expensed all costs, approximately $1.1 million, of this offering in the second quarter of 2001. Optical

Access designs, manufactures and markets an optical wireless solution that delivers high-speed communications traffic to the portion of the communications network commonly known as the last mile, which extends from the end user to the service provider's central office.

RESTRUCTURING AND ONE-TIME CHARGES

        In the second quarter of 2001 when Luminent's common stock was still publicly traded, Luminent's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, the cancellation and termination of purchase commitments and the write-down of certain inventory. These actions are expected to realign Luminent's business based on current and near term growth rates. All of these actions are expected to be completed in 2002.

        Restructuring Charges. During the year ended December 31, 2001, Luminent recorded restructuring charges totaling $20.3 million. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit, or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

        Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $2.4 million for the year ended December 31, 2001, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that Luminent cannot terminate. In connection with these closed and abandoned facilities, Luminent recorded asset impairment charges of $10.4 million for the year ended December 31, 2001 to write-down the value of equipment, consisting of leasehold improvements and certain manufacturing equipment. Due to the specialized nature of these assets, Luminent determined that they have minimal or no future benefit and recorded a provision reflecting the net book value relating to these assets. Purchase commitments of $6.2 million, recorded in cost of sales, for the year ended December 31, 2001 are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to Luminent's significantly reduced orders for optical components and sales projections over the next twelve months.

        Employee severance costs and related benefits of $1.3 million are associated with approximately 600 layoffs during the year ended December 31, 2001, bringing Luminent's total workforce to approximately 1,100 employees as of December 31, 2001. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

        As of December 31, 2001, the restructuring provision has been reduced by cash payments of $1.2 million for the year ended December 31, 2001 and non-cash related charges of $10.4 million for the year ended December 31, 2001, resulting in an ending liability balance of $8.7 million. Luminent expects to utilize most of the remaining balance in the year ending December 31, 2002. Luminent expects that it will spend approximately $8.7 million through the next two quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. Luminent began to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent anticipates that it will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs for the year ended December 31, 2001 consist of the following (in thousands):

                                              Original  Additional               Remaining
                                             Provision  Provision     Utilized    Balance
                                             ---------  ----------    --------   ---------
        Exit costs
             Asset impairment                 $ 9,544     $   897     $10,441     $    --
             Closed and abandoned facilities    1,125       1,280          88       2,317
             Purchase commitments               2,386       3,787         468       5,705
                                              -------     -------     -------     -------
                                               13,055       5,964      10,997       8,022
        Employee severance costs                1,281          --         626         655
                                               ------     -------     -------     -------
                                              $14,336     $ 5,964     $11,623     $ 8,677
                                              =======     =======     =======     =======

        A summary of the restructuring costs by line item for the year ended December 31, 2001 consist of the following (in thousands):

                                               2001
                                            ---------
        Cost of sales                       $   6,173
        Restructuring costs                    14,111
        Other income (expense)                     16
                                            ---------
                                            $  20,300
                                            =========

        One-Time Charges. As a result of the significant negative economic and industry trends impacting Luminent's expected sales over the twelve months ending June 30, 2002, Luminent also recorded a one-time $29.2 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the year ended December 31, 2001. The one-time charges to write-down inventory were subsequently reduced by $8.1 million for the year ended December 31, 2001 to reflect the sale of previously written-off items.

MARKET CONDITIONS AND CURRENT OUTLOOK

        Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for optical components. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2001 to date, and may continue to affect them for the remainder of 2002 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.

        As a result of the slowdown in the communications industry, we recorded in our consolidated results for the year ended December 31, 2001, charges relating to Luminent's write-down of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other items. These charges, totaling $49.5 million, resulted from the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

                                                 2001        2000        1999
                                                 ----        ----        ----
        Revenues, net                            100%        100%        100%
        Cost of goods sold                        80          64          68
        Research and development                  28          23          12
        Selling, general and administrative       45          39          24
        Amortization of goodwill and              38          21           1
          other intangible
        Restructuring costs                        4          --          --
                                                -----------------------------
        Operating income (loss)                  (96)        (47)         (6)
        Other income (expense), net               (7)         (3)         --
                                                -----------------------------
        Income (loss) before provision          (103)        (50)         (5)
          for income taxes minority
          interests and extraordinary item
        Provision (benefit) for income taxes       1          (2)         (1)
        Minority interests                         3          --          --
        Gain on purchase of minority               3          --          --
          interest, net of tax
                                                 ----        ----        ----
        Net income (loss)                        (98)%       (48)%        (4)%
                                                 ====        ====        ====

        The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management. These two segments are Operating Entities and Development Stage Enterprises including all startups activities.

YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues, Net

        We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: optical passive and active components; switches and routers; remote device management; and network physical infrastructure equipment. Revenue generated through the sales of services and systems support has been insignificant.

        Operating Entities. Revenue for the year ended December 31, 2001 increased $13.5 million, or 4%, to $332.8 million from $319.4 million for the year ended December 31, 2000. Revenue generated through our recent acquisitions for the year ended December 31, 2001 increased $21.7 million, or 56%, to $60.3 million from $38.6 million for the prior year. Revenue from our existing business generated $272.5 million and $280.8 million for the years ended December 31, 2001 and 2000, respectively. This change represents a decrease of $8.3 million, or 3%, for the year ended December 31, 2001. Revenue generated from our optical passive components increased $9.9 million, or 34%, over the prior year. This increase offsets decreases in revenue from our switch and routers, which decreased $6.1 million, or 8%. Revenue to the European Community and the Pacific Rim together increased $24.9 million, or 13%, for the current year.

        Development Stage Enterprises. No significant revenues were generated by these entities for the years ended December 31, 2001 and 2000.

Gross Profit

        Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

        Operating Entities. Gross profit for the year ended December 31, 2001 was $65.5 million, compared to gross profit of $116.0 million for the year ended December 31, 2000. Gross profit decreased $50.6 million, or 44%, for the year ended December 31, 2001 over the year ended December 31, 2000.

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

        Our gross margin decreased to 20% for the year ended December 31, 2001, compared to gross margin of 36% for the year ended December 31, 2000. The decrease in gross margin was partially attributed to a write-off of inventory and other charges of $35.4 million taken by Luminent during the year ended December 31, 2001. The gross margin decreases in the current year were also affected by reductions in inventory value to record inventory at the lower of cost or market at MRV's networking and other operating subsidiaries. In addition, certain profitable, but low margin projects in Europe, contributed to the reduction in gross margin for the year ended December 31, 2001. Furthermore, our gross margin was affected by deferred compensation amortization charges of $7.8 million for the current year. Prior to Luminent's restructuring and other one-time charges of $35.4 million additional reductions in inventory at other subsidiaries of $8.3 million and deferred stock compensation amortization of $7.8 million, gross margin would have been $117.0 million, or 35%. Prior to deferred stock compensation amortization of $8.3 million for the year ended December 31, 2000, gross margin would have been $124.3 million, or 39%.

        Development Stage Enterprises. No significant gross margins were produced by these entities for the years ended December 31, 2000 and 2001.

Research and Development Expenses (R&D)

        R&D expenses increased 28%, to $94.8 million for the year ended December 31, 2001 from $74.1 million in the year ended December 31, 2000.

        Operating Entities. R&D expenses from our operating entities were $49.1 million, or 15% of revenues, for the year ended December 31, 2001, as compared to $32.6 million, or 10% of revenues, for the year ended December 31, 2000. This represents an increase of $16.5 million, or 51%, for the year ended December 31, 2001. Excluding deferred stock compensation amortization charges of $14.0 million and $13.3 million for the years ended December 31, 2001 and 2000, respectively, R&D expenses would have increased by 82% to $35.1 million, or 11% of revenues, from $19.3 million, or 6% of revenues, for the years ended December 31, 2001 and 2000, respectively.

        Development Stage Enterprises. R&D expenses of the development stage enterprises were $45.7 million, or 14% of revenues, for the year ended December 31, 2001, as compared to $41.5 million, or 13% of revenues, for the year ended December 31, 2000. This represents a decrease of $4.2 million, or 10% of revenues, for the year ended December 31, 2001.

Selling, General and Administrative (SG&A)

        SG&A expenses increased 21% to $150.7 million for the year ended December 31, 2001, compared to $124.7 million for the year ended December 31, 2000. SG&A expenses were 45% of revenues for the year ended December 31, 2001 compared to 39% of revenues for the year ended December 31, 2000. Prior to Luminent's restructuring and other one-time charges of $14.1 million and deferred stock compensation amortization charges of $48.1 million for the year ended December 31, 2001 and deferred stock compensation amortization charges of $38.4 million for the year ended December 31, 2000, SG&A would have decreased 6% to $88.5 million from $86.3 million for the years ended December 31, 2001 and 2000, respectively. As a percentage of revenue, SG&A prior to Luminent's restructuring and other one-time charges and deferred stock compensation amortization expenses would have been 27% for the year ended December 31, 2001 and prior to deferred compensation amortization expenses would have been 30% for the year ended December 31, 2000.

        Operating Entities. SG&A expenses increased 9% over prior year to $135.7 million for the year ended December 31, 2001. SG&A expenses were 41% and 39% of our revenue for the years ended December 31, 2001 and 2000, respectively. Prior to Luminent's restructuring and other one-time charges of $14.1 million and deferred stock compensation amortization charges of $48.1 million for the year ended December 31, 2001 and deferred stock compensation amortization charges of $38.4 million for the year ended December 31, 2000, SG&A would have decreased 15% to $73.5 million for the year ended December 31, 2001, respectively, compared to $86.3 million for the year ended December 31, 2000. As a percentage of revenues, SG&A prior to Luminent's restructuring and other one-time and deferred stock compensation charges would have been 22% for the year ended December 31, 2001 compared to 27% for the year ended December 31, 2000. These decreases are mainly due to the reduction of overhead expenses.

        Development Stage Enterprises. The Development Stage Enterprises did not report SG&A expenses during the year ended December 31, 2000. During 2001 these companies began to develop their administrative capabilities and reported $15.0 million for the year ended December 31, 2001.

Amortization Of Goodwill and Other Intangibles

        Operating Entities. Amortization of goodwill and other intangibles increased to $126.5 million for the year ended December 31, 2001, from $66.8 million for the year ended December 31, 2000. The increase of approximately $45.5 million was the result of the timing of our recent acquisitions, which occurred principally from April 24 to July 21, 2000, and an additional $14.2 million of impairment charges. The goodwill and other intangibles was considered impaired as the anticipated undiscounted cash flows from these assets was less than their carrying values. The remaining carrying value of goodwill and other intangibles was not impaired based on this analysis. This analysis requires us to use significant judgment and make assumptions regarding the future cash flows expected to result from the use of the assets and their eventual disposition. While we believe the carrying values are realizable based on our analysis, changes in the assumptions used in our cash flows models could have resulted in significantly different results (See Recently Issued Accounting Pronouncements, below.).

        Development Stage Enterprises. No amortization of goodwill and other intangibles was recorded for these entities for the years ended December 31, 2001 and 2000.

Other Expense, Net

        In June 1998, we issued $100 million principal amount of 5% convertible subordinated notes due in June 2003. The notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of these notes at a discount from the stated amount. We incurred $4.5 million in interest expense relating to the Notes during the year ended December 31, 2001 and 2000.

        The increase in other expense from $8.8 million to $11.2 million for the year ended December 31, 2001 is primarily attributed to interest expense from our financing obligations, our share of losses from our unconsolidated subsidiaries of $7.8 millions and impairment charges of $9.2 million on our investments for the year ended December 31, 2001, partially offset by interest income and minority interest. As part of our asset realization evaluation, we determined that the carrying value of certain wireless BLECs (Building Local Exchange Carriers) and other investments, where we have less than a 20% ownership stake, were impaired. Our share of losses from our unconsolidated subsidiaries was $7.3 for the year ended December 31, 2000.

Gain on Purchase of Minority Interest, Net of Tax

        In September 2001, we announced our intention to reacquire Luminent's 8% minority interest, established through Luminent's November 2000 initial public offering, and merge Luminent back into MRV. The merger was completed in December 2001. We exchanged 0.43 shares of MRV common stock, or 5.2 million shares, for
12.0 million shares of Luminent common stock. Our common stock had a fair value of $16.9 million, based on the average market price of our common stock five days before and after the terms were determined. Consequently, we recorded an extraordinary gain from this merger of $9.9 million, net of tax, equal to the excess minority interest reduced over the fair value paid, net of our costs incurred to effect this merger.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues, Net

        Operating Entities. Revenue for the year ended December 31, 2000 increased $30.9 million or 11% to $319.4 million from $288.5 million for the year ended December 31, 1999. Revenue generated through our recent acquisitions for the year ended December 31, 2000 was $38.6 million. No acquisitions were made during the year of 1999. Revenue from our existing business was $280.8 million and $288.5 million for the years ended December 31, 2000 and 1999, respectively. This change represents a decrease of $7.7 million or 3% for the year ended December 31, 2000 due to a decrease of approximately $37.0 million or 27% due to MRV's decision to discontinue the production and sale of LAN switches and remote device management products. MRV made this decision in order to focus on the emerging carrier and service providers' market segment where the sales cycle is significantly greater than the enterprise networks market. This decrease was offset by the growth in the fiber optic components business of approximately $22.0 million due to the increase in market demand created by carrier equipment manufacturers. Our various other products substantially accounted for the remaining increase of approximately $7.0 million or 9% for the year ended December 31, 2000.

        Development Stage Enterprises. No significant revenues were generated by these entities for the years ended 2000 and 1999.

Gross Profit

        Operating Entities. Gross profit for the year ended December 31, 2000 increased $24.9 million, or 27% to $116.0 million from $91.1 million for the year ended December 31, 1999. MRV's gross margin (defined as gross profit as a percentage of revenues) increased to 36% for the year ended December 31, 2000 from 32% for the year ended December 31, 1999. Prior to deferred stock compensation amortization expense, MRV's gross margin would have increased to $124.3 million or 39% for the year ended December 31, 2000 compared to $91.1 million or 32% for the year ended December 31, 1999. MRV's margins increased due to a favorable shift in product mix towards higher margin product lines, such as those for third generation wireless networks and other Internet infrastructure products.

        Development Stage Enterprises. No significant gross profits were generated by these entities for the years ended 2000 and 1999.

Research and Development (R&D)

        R&D expenses increased $38.8 million or 110% to $74.1 million for the year ended December 31, 2000 from $35.3 million for the year ended December 31, 1999.

        Operating Entities. R&D expenses of the operating entities were $32.6 million or 10% of revenues for the year ended December 31, 2000 as compared to $15.3 million or 5% of revenues for the year ended December 31, 1999. This represents an increase of $17.3 million or 113% for the year ended December 31, 2000. Prior to deferred stock compensation amortization expense of $21.6 million for the year ended December 31, 2000, R&D expenses would have been $11.0 million or 3% of revenues compared to $15.3 million or 5% of revenue. This represents a decrease of $4.3 million or 28% for the year ended December 31, 2000.

        Development Stage Enterprises. R&D expenses of the development stage enterprises increased by $21.5 million of 108% to $41.5 million or 13% of revenues for the year ended December 31, 2000 compared to $20.0 million or 7% of revenues for the year ended December 31, 1999. MRV's increased spending in R&D illustrates its commitment to continued product development and technological expansion. Additionally, R&D from MRV's consolidated development stage enterprises continued to increase as those enterprises strive towards bringing new products to market.

Selling, General and Administrative (SG&A)

        Operating Entities. SG&A expenses increased $56.8 million, or 84%, to $124.7 million from $67.9 for the year ended December 31, 1999. SG&A expenses were 39% of revenue for the year ended December 31, 2000 compared to 24% of revenue for the year ended December 31, 1999. Prior to the amortization of deferred stock compensation of $30.0 million for the year ended December 31, 2000, SG&A expenses would have been $94.7 million or 30% of revenues. This represents an increase of $26.8 million or 39% for the year ended December 31, 2000 primarily as a result of MRV's recent acquisitions. MRV also increased personnel and related costs in its operating entities during the year ended December 31, 2000.

        Development Stage Enterprises. The development stage enterprises did not report SG&A expenses during the years of 2000 and 1999 as their activities primarily involved the research development of products and they had yet to develop administrative and selling functions.

Amortization of Goodwill and Other Intangibles

        Amortization of goodwill and other intangibles increased $62.9 million to $66.8 million from $3.9 million for the year ended December 31, 2000 and 1999, respectively. Furthermore, as MRV continues to engage in strategic acquisitions, additional goodwill and other intangibles may be recorded.

Other Expenses, Net

        MRV incurred $4.5 million in interest expense relating to the Notes for each year ended December 31, 2000 and 1999, respectively. The increase in other expense is primarily attributed to MRV's share of losses from its unconsolidated development stage enterprises of $7.3 million for the year ended December 31, 2000. For the year ended December 31, 1999, these entities were included in MRV's consolidated statements of operations based on its ownership in those enterprises. The remaining components of other expense, principally represent interest income recognized from short-term and long-term investments.

Provision (Benefit) for Income Taxes

        The benefit for income taxes for the year ended December 31, 2000 was $5.4 million, compared to $2.2 million for the year ended December 31, 1999. MRV's income tax expense fluctuates primarily due to the tax jurisdictions where MRV currently has operating facilities and the varying tax rates in those jurisdictions.

QUARTERLY RESULTS OF OPERATIONS

        The following tables set forth MRV's unaudited condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2001. These statements should be read in conjunction with MRV's consolidated financial statements and related notes appearing elsewhere in this prospectus. MRV has prepared this unaudited consolidated information on a basis consistent with its audited consolidated financial statements, and in the opinion of its management, it reflects all normal recurring adjustments that MRV considers necessary for a fair presentation of its financial position and operating results for the quarters presented. You should not draw any conclusions about MRV's future results from the operating results for any quarter.

                                                               For the three months ended
                           ----------------------------------------------------------------------------------------------------
                           March 31,    June 30,     Sept. 30,    Dec. 31,     March 31,     June 30,    Sept. 30,    Dec. 31,
                             2000         2000         2000         2000         2001          2001         2001        2001
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                             (in thousands, except per share amounts)
                                                                          (unaudited)
Revenues, net              $  65,072    $  73,935    $  82,720    $  97,667    $ 100,104    $  89,530    $  69,730    $  73,480
Cost and expenses:
  Cost of goods sold          42,736       45,793       47,910       66,932       66,391       88,765       57,621       54,612
  Research and
  development                 11,891       14,758       21,803       25,626       25,005       25,782       18,806       24,719
  Selling, general and
    administrative            16,028       26,467       52,699       29,506       38,412       31,777       49,528       30,959
  Restructuring expenses          --           --           --           --           --       11,934        1,724          453
    Amortization of
      goodwill and other
      intangibles                 --       12,055       27,348       27,411       28,139       29,028       27,218       42,099
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                              70,655       99,073      149,760      149,475      157,947      187,286      155,398      152,840
    Operating loss            (5,583)     (25,138)     (67,040)     (51,808)     (57,843)     (97,756)     (85,668)     (79,360)
Other expense, net              (488)      (1,190)      (5,764)      (2,136)        (520)      (2,373)      (1,410)     (18,474)
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Loss before
      benefit (provision)
      for income taxes,
      minority interest
      and extraordinary       (6,071)     (26,328)     (72,804)     (53,944)     (58,363)    (100,129)     (87,078)     (97,834)
(Provision) benefit for
  income taxes                   494       (1,377)      (1,005)       7,286        2,683          939       (6,215)      (1,882)
Minority interest               (287)         (45)        (570)       1,698        1,388        5,051        3,646        1,492
Gain on purchase or
  minority interest, net          --           --           --           --           --           --           --        9,949
  of tax
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Net loss               $  (5,864)   $ (27,750)   $ (74,379)   $ (44,960)   $ (54,292)   $ (94,139)   $ (89,647)   $ (88,275)
                           =========    =========    =========    =========    =========    =========    =========    =========
Basic and diluted income
  (loss) per share         $   (0.10)   $   (0.44)   $   (1.06)   $   (0.62)   $   (0.73)   $   (1.24)   $   (1.16)   $   (1.14)
                           =========    =========    =========    =========    =========    =========    =========    =========
Shares used in per share
  calculation -- Basic
  and diluted                 56,850       62,764       70,122       72,768       74,370       76,111       77,404       77,545
                           =========    =========    =========    =========    =========    =========    =========    =========

CRITICAL ACCOUNTING POLICIES

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles considering accounting principles to be related to revenue recognition, inventory valuation and impairment of intangibles and other long-lived assets. We state these accounting policies in the Footnotes to our Consolidated Financial Statements and in relevant sections in this management's discussion and analysis, including the Recently Issued Accounting Standards discussed below.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The FASB recently approved two pronouncements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which provide guidance on the accounting for business combinations to be accounted for using the purchase method. Under the new rules, goodwill will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual impairment assessment. This assessment is a fundamentally different two-step approach and is based on a comparison between a reporting unit's fair value and its carrying value. Intangible assets have newly defined criteria and will be accounted for separately from goodwill and will continue to be amortized over their useful lives. We plan to adopt these pronouncements as of January 1, 2002. Upon the adoption of SFAS No. 142, we will no longer amortize goodwill and certain intangible assets. Under this new pronouncement, we will evaluate the carrying value of these assets and if necessary, we will record additional impairment charges. SFAS No. 142 represents a change in the methodology used to determine impairment in that it is more market focused. As of December 31, 2001, our common stock was trading at amounts significantly lower than our book value. As such, we anticipate recording, in the first quarter of 2002, impairment charges as a result of our depressed market valuations. Should market values dramatically improve during the first half of 2002, impairment losses, if any, could be reduced or eliminated. Furthermore, as we continue to engage in strategic acquisitions, we may record additional goodwill and other intangibles.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. We are currently reviewing this statement and have not yet determined its impact, if any on our financial position, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We will adopt this statement as of January 1, 2002 and are currently reviewing the statement to determine its impact, if any, on our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and restricted cash were $220.7 million at December 31, 2001, a decrease of $63.3 million from cash, cash equivalents and restricted cash of $284.0 million at December 31, 2000. Working capital at December 31, 2001 was $176.0 million compared to $366.8 million at December 31, 2000. Our ratio of current assets to current liabilities at December 31, 2001 was 2.0 to 1.0 compared to 4.3 to 1.0 at December 31, 2000. The decrease in working capital is substantially attributed to the cash requirements of our development stage enterprises and our consolidated net operating losses. As of December 31, 2001 and 2000, we did not have any "off-balance sheet" financing arrangements.

        Cash used in operating activities was $24.1 million for the year ended December 31, 2001, compared to cash used in operating activities of $29.8 million for the year ended December 31, 2000. Cash used in operating activities is a result of our net operating loss of $326.4 million, adjusted for non-cash items such as depreciation and amortization and deferred stock compensation charges, and offset by cash generated from operating assets and liabilities. Cash used in operating activities were positively affected by decreased restricted cash and cash equivalents, accounts receivables, inventories and other assets and increases in accrued liabilities and deferred revenue, partially offset by decreases in accounts payable and income taxes payable, during the period. The decrease in inventory is primarily the result of inventory write-downs taken and lower of cost or market inventory adjustments. Decreases in accounts payable are the result of dramatic slowdown in the communications equipment industry, while increases accrued liabilities are the result of growth in our non-Luminent businesses.

        Cash flows used in investing activities were $53.1 million for the year ended December 31, 2001, compared to cash provided by investing activities of $9.2 million for the year ended December 31, 2000.

        Cash flows used in investing activities were the result of capital expenditures of $19.9 million and investments in unconsolidated subsidiaries of $33.6 million. Cash flows provided by investing activities for the prior period resulted from the net cash provided by the maturity of investments, offset by net cash used in for capital expenditures, purchases of investments in unconsolidated subsidiaries, and cash used for our recent acquisitions.

        Cash flows from financing activities were $31.9 million for the year ended December 31, 2001, compared to cash provided in financing activities of $198.5 million for the year ended December 31, 2000. Cash generated from financing activities was the result of proceeds received from the issuance of our common stock of $25.9 million and short-term borrowing of $39.0 million, offset by payments on short-term borrowings of $29.5 million, during the period. Cash flows provided by financing activities in the prior period represent the cash received through Luminent's initial public offering, borrowings on our short-term and long-term obligations, the issuance of common stock, offset by payments on our short-term and long-term obligations.

        On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12 per share. Their initial public offering raised net proceeds of approximately $132.3 million. In December 2001, we reacquired the minority interest of Luminent representing approximately 8% of Luminent's outstanding common stock (See the discussion above and the Footnotes to our Consolidated Financial Statements for additional discussion).

        In June 1998, we issued $100 million principal amount of 5% notes due in June 2003 in a private placement raising net proceeds of $96.4 million. The notes are convertible into our common stock at a conversion price of $13.52 per share (equivalent to a conversion rate of approximately 73.94 shares per $1,000 principal amount of notes), representing an initial conversion premium of 24%, for a total of approximately 7.4 million shares of our common stock. The notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The notes have a five-year term and have been callable by us since June 15, 2001. The premiums payable to call these notes are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption. During February and March 2002, we exchanged approximately 6.5 million shares of our common stock for approximately $24.6 million of our notes.

        The following table illustrates our total contractual cash obligations as of December 31, 2001:

                                                  Payments due by Period
---------------------------------------------------------------- Contractual
Cash                           Less than                                 After 5
Obligations                  TOTAL         1 Year        1 - 3 Years   4 - 5
Years   Years ------------------------     --------      ---------
-----------   -----------   --------
                                              Long-term obligations(1)
$ 61,097      $ 52,226      $  4,421      $  3,088      $  1,362 Convertible
subordinated notes(1)        89,646            --        89,646            --
-- Unconditional purchase obligations                   9,921         8,508
1,042           304            67 Operating leases               30,236
7,791        11,614         5,240         5,591 Investments
10,560         4,130         4,320         2,110            -- --------
--------      --------      --------      -------- Total contractual cash
obligations                $201,460      $ 72,655      $111,043      $ 10,742
$  7,020 ========      ========      ========      ========      ========

--------------
(1) Subsequent to December 31, 2001, MRV paid $53.2 million of current maturities of long term debt and its interest rate swap and retired approximately $24.6 million of its convertible subordinated notes through the exchange of approximately 6.5 million shares of its common stock therefor.

        Our total contractual cash obligations as of December 31, 2001 were $201.5 million, of which, $72.7 million are due during the year ending December 31, 2002. These total contractual cash obligations primarily consist of long-term financing obligations including our convertible subordinated notes, operating leases for our equipment and facilities, unconditional purchase obligations for necessary raw materials and funding commitments for certain development stage enterprises. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below) and we expect that this will continue to be the case. During February 2002, we paid $50.0 million in current maturities of long-term obligations and terminated our interest rate swap for $3.2 million. During February and March 2002, we exchanged approximately 6.5 million shares of our common stock for approximately $24.6 million. Giving pro forma effect to these payments and the shares-for-notes exchanges as if they had occurred on December 31, 2001, we reduced our total contractual cash obligations as of December 31, 2001 to $123.7 million and our short-term obligations to $20.4 million. Although these obligations were scheduled to become due in 2003, we determined that there were substantial liquidity savings realizable by satisfying these obligations during the three months ending March 31, 2002.

        Our remaining short-term obligations of $20.4 million consist of $7.8 million for operating leases, $8.5 million for unconditional purchase obligations and $4.1 million for funding commitments for our development stage enterprises. Our operating entities are responsible for approximately $5.9 million, or 76% of the operating leases, while our development stage enterprises are responsible for $1.9 million, or 24% of the operating leases. Our unconditional purchase obligations are to secure the necessary raw goods for production of our products. Our operating and development stage enterprises are responsible for 91% and 9% of total unconditional purchase obligations, respectively. As part of Luminent's restructure plan (see our discussion above and the Footnotes to our Consolidated Financial Statements), $6.2 million in unconditional purchase obligations have been recorded as a liability and Luminent is in negotiations to cancel or renegotiate contracts that are no longer required due to its significantly reduced orders for optical components and sale projections. The remaining purchase commitments are part of our ordinary course of business. Finally, we will continue to fund our start-up activities that are complementary to our business strategy.

        Our remaining long-term obligations as of March 2002 of $103.3 million consist of $73.1 million of long-term financing obligations including our $65.0 million in remaining convertible subordinated notes, $22.4 million in operating leases for our equipment and facilities, $1.4 million of unconditional purchase obligations and $6.4 million for funding commitments for certain development stage enterprises. As discussed above, subsequent December 31, 2001, we exchanged approximately approximately 6.5 million shares of our common stock for approximately $24.6 million of our notes . Our notes are due in June 2003. Should the price of our common stock exceed the conversion price of the notes, or $13.52 per share, we would not be obligated to satisfy these amounts in cash, but rather with our common stock. Our remaining long-term financing obligations consist of financing obtained for capital expenditures and product expansion. Our operating leases expire at various dates through 2049. Our operating and development stage enterprises are responsible for 78% and 22% of the long-term operating lease commitments, respectively.

        We believe that our cash on-hand and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. We will continue to devote resources for expansion and other business requirements. Our future capital requirements will depend on many factors, including acquisitions, our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products. Additionally, following the merger with Luminent (see Overview), we increased our liquidity based on

Luminent's cash, cash equivalents, restricted cash and cash equivalents and short-term investments on hand as of the consummation of the merger, or $107.7 million at December 31, 2001.

MARKET RISKS

        Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and have not historically hedged these risks through the use of derivative financial instruments. The term hedge is used to mean a strategy designed to manage risks of volatility in prices or interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and creates a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.

        Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed and variable interest rates. In connection with our $50.0 million variable-rate term loan due in 2003, we entered into a specific hedge, an interest rate swap, to modify the interest characteristics of this instrument. The interest rate swap was used to reduce our cost of financing and the fluctuations in the aggregate interest expense. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with this swap is offset by the opposite market impact on the related debt. In February 2002, we paid off our $50.0 million term loan and terminated our interest rate swap for $3.2 million. To date, we have not entered into any other derivative instruments, however, as we continue to monitor our risk profile, we may enter into additional hedging instruments in the future.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this Report:

                                                                                     PAGE
                                                                                     ----
Report of Independent Public Accountants............................................. F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000......................... F-2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001, 2000 and 1999........................................... F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the three years in the period ended December 31, 2001......................... F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001, 2000 and 1999........................................... F-6

Notes to Consolidated Financial Statements........................................... F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
  MRV Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP
Arthur Andersen LLP


Los Angeles, California
February 12, 2002

MRV COMMUNICATIONS, INC.

Consolidated Balance Sheets - December 31, 2001 and 2000


                                     Assets

                                                       2001              2000
                                                    ----------        ----------
                                                           (in thousands)
Current assets:
  Cash and cash equivalents                         $  164,676        $  210,080
  Short-term investments                                46,696            17,766
  Restricted cash and cash equivalents                   9,341            56,181
  Accounts receivable, net of
    allowance of $14,799 in 2001 and
    $9,480 in 2000                                      55,106            62,713
  Inventories                                           57,308            77,005
  Deferred income taxes                                    598            31,227
  Other current assets                                  10,044            22,750
                                                    ----------        ----------
        Total current assets                           343,769           477,722

Property and equipment, net                             72,012            72,269

Other assets:
  Investments                                           16,937            31,734
  Deferred income taxes                                 22,631             6,209
  Goodwill and other intangibles, net                  395,312           504,027
  Other long-term assets                                13,834             5,660
                                                    ----------        ----------
                                                       448,714           547,630
                                                    ----------        ----------
                                                    $  864,495        $1,097,621
                                                    ==========        ==========


The accompanying notes are an integral part of these consolidated balance sheets.

MRV COMMUNICATIONS, INC.

Consolidated Balance Sheets - December 31, 2001 and 2000


                      Liabilities and Stockholders' Equity

                                                                       2001              2000
                                                                    -----------       -----------
                                                                   (in thousands, except par value)
Current liabilities:
  Current portion of long-term debt                                 $    52,226       $     2,937
  Short-term obligations                                                 18,679             9,104
  Accounts payable                                                       48,586            56,088
  Accrued liabilities                                                    39,035            34,894
  Income taxes payable                                                    1,914             6,477
  Deferred revenue                                                        4,165             1,470
  Other current liabilities                                               3,198                --
                                                                    -----------       -----------
        Total current liabilities                                       167,803           110,970

Long-term liabilities:
  Convertible subordinated notes                                         89,646            89,646
  Long-term debt, net of current portion                                  8,871            60,878
  Other long-term liabilities                                             3,737             3,980
                                                                    -----------       -----------
        Total long-term liabilities                                     102,254           154,504

Commitments and contingencies

Minority interest                                                         9,762            50,592

Stockholders' equity:
  Preferred stock, $0.01 par value:
    Authorized - 1,000 shares; no shares issued or outstanding               --                --
  Common stock, $0.0017 par value:
    Authorized - 160,000 shares

    Issued - 82,824 shares in 2001 and 73,327 in 2000
    Outstanding - 82,776 shares in 2001 and 73,279 in 2000                  141               126
  Additional paid-in capital                                          1,125,675         1,060,650
  Deferred stock compensation, net                                      (33,077)         (100,862)
  Accumulated deficit                                                  (497,683)         (171,330)
  Treasury stock, 48 shares at cost in 2001 and 2000                       (133)             (133)
  Accumulated other comprehensive loss                                  (10,247)           (6,896)
                                                                    -----------       -----------
        Total stockholders' equity                                      584,676           781,555
                                                                    -----------       -----------
                                                                    $   864,495       $ 1,097,621
                                                                    ===========       ===========


The accompanying notes are an integral part of these consolidated balance sheets.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Operations
For the years ended December 31, 2001, 2000 and 1999


                                                                 2001            2000           1999
                                                              ---------       ---------       ---------
                                                               (in thousands, except per share amounts)
Revenues, net                                                 $ 332,844       $ 319,394       $ 288,524
Costs and expenses:
  Cost of goods sold(1)                                         267,389         203,371         197,442
  Research and development(1)                                    94,813          74,078          35,319
  Selling, general and administrative(1)                        150,674         124,700          67,859
  Amortization of goodwill and other intangibles                126,484          66,814           3,898
  Restructuring costs                                            14,111              --              --
                                                              ---------       ---------       ---------
                                                                653,471         468,963         304,518
        Operating loss                                         (320,627)       (149,569)        (15,994)

Other income (expense):
  Interest expense and other                                     (9,586)         (2,829)         (4,500)
  Interest income                                                 6,765             551           4,822
  Loss on equity method investments                             (19,956)         (7,300)             --
  Minority interest                                              11,577             796             610
                                                              ---------       ---------       ---------
                                                                (11,200)         (8,782)            932

        Loss before provision (benefit) for income taxes
         and extraordinary gain                                (331,827)       (158,351)        (15,062)

Provision (benefit) for income taxes                              4,475          (5,398)         (2,153)
                                                              ---------       ---------       ---------
        Loss before extraordinary gain                         (336,302)       (152,953)        (12,909)

Extraordinary gain on purchase of minority
  interest in Luminent, Inc., net of tax                          9,949              --              --
                                                              ---------       ---------       ---------
        Net loss                                              $(326,353)      $(152,953)      $ (12,909)
                                                              =========       =========       =========

Loss per share information:
  Basic and diluted loss before
    extraordinary gain per share                              $   (4.40)      $   (2.33)      $   (0.24)
                                                              =========       =========       =========
  Basic and diluted net loss per share                        $   (4.27)      $   (2.33)      $   (0.24)
                                                              =========       =========       =========
  Basic and diluted weighted average shares outstanding          76,369          65,669          53,920
                                                              =========       =========       =========

----------
(1) Includes amounts relating to deferred stock compensation expense of $7.8 million and $8.3 million, $14.0 million and $13.3 million and $48.0 million and $38.4 million presented in cost of goods sold, research and development and selling, general and administrative, respectively, for the years ended December 31, 2001 and 2000.


The accompanying notes are an integral part of these consolidated financial statements.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss For the years ended December 31, 2001, 2000 and 1999

                                                                                                       Accumulated
                                           Common       Additional   Deferred                             Other
                                        --------------   Paid-in       Stock    Accumulated  Treasury  Comprehensive
                                        Shares  Amount   Capital   Compensation   Deficit     Stock         Loss       Total
                                        ------  ------ ----------- ------------ -----------  --------- ------------- ---------
                                                                           (in thousands)
Balance at December 31, 1998            53,278   $ 91  $   180,653   $      --   $  (5,471)  $    (133)  $   (711)  $ 174,429
  Exercise of stock options
    and warrants                         2,156      4        2,816          --          --          --         --       2,820
  Exercise of stock warrants by
    Intel Corporation                      800      1        7,999          --          --          --         --       8,000
  Other                                     --     --           --          --           3          --         --           3
  Comprehensive loss:
    Translation adjustments                 --     --           --          --          --          --     (5,528)     (5,528)
    Net loss                                --     --           --          --     (12,909)         --         --     (12,909)
                                                                                                                     ---------
  Comprehensive loss                        --     --           --          --          --          --         --     (18,437)
                                        ------  ------ ----------- ------------ -----------  --------- ------------- ---------
Balance at December 31, 1999            56,234     96      191,468          --     (18,377)       (133)    (6,239)    166,815
  Exercise of stock options
    and warrants                         2,896      5        7,757          --          --          --         --       7,762
  Tax benefit from exercise of
    stock options                           --     --       11,417          --          --          --         --      11,417
  Issuance of common stock in
    connection with acquisitions        14,123     25      639,172          --          --          --         --     639,197
  Issuance of common stock in
    connection with conversion of
    convertible subordinated notes          26     --          354          --          --          --         --         354
  Effect of subsidiary equity
    transactions                            --     --       49,679          --          --          --         --      49,679
  Deferred stock compensation               --     --      160,803    (160,803)         --          --         --          --
  Amortization of deferred stock
    compensation                            --     --           --      59,941          --          --         --      59,941
  Comprehensive loss:
    Net loss                                --     --           --          --    (152,953)         --         --    (152,953)
    Translation adjustments                 --     --           --          --          --          --       (657)       (657)
                                                                                                                     ---------
  Comprehensive loss                                                                                                  (153,610)
                                        ------  ------ ----------- ------------ -----------  --------- ------------- ---------
Balance at December 31, 2000            73,279    126    1,060,650    (100,862)   (171,330)       (133)    (6,896)    781,555
  Issuance of common stock
    in connection with acquisition       1,247      2       19,719          --          --          --         --      19,721
  Issuance of common stock in
    a private placement                  2,529      4       19,501          --          --          --         --      19,505
  Fair value of stock options issued
    in exchange for investment              --     --          508          --          --          --         --         508
  Issuance of common stock for
    purchase of Luminent, Inc.'s
    minority interest                    5,160      9       16,845          --          --          --         --      16,854
  Exercise of stock options
    and warrants                           561     --        6,406          --          --          --         --       6,406
  Deferred stock compensation               --     --        7,816      (7,816)         --          --         --          --
  Fair value of stock options issued
    to a non-employee                       --     --          535          --          --          --         --         535
  Forfeited stock options                   --     --       (6,305)         --          --          --         --      (6,305)
  Amortization of deferred stock
    compensation                            --     --           --      75,601          --          --         --      75,601
  Comprehensive loss:
    Net loss                                --     --           --          --    (326,353)         --               (326,353)
    Unrealized loss on interest
      rate swap                             --     --           --          --          --          --     (3,198)     (3,198)
    Foreign currency translation
      adjustment                            --     --           --          --          --          --       (153)       (153)
                                                                                                                     ---------
  Comprehensive loss                                                                                                 (329,704)
                                        ------  ------ ----------- ------------ -----------  --------- ------------- ---------
Balance at December 31, 2001            82,776   $141  $ 1,125,675   $ (33,077)  $(497,683)  $    (133)  $(10,247)  $ 584,676
                                        ======   ====  ===========   =========   =========   =========   ========   =========


The accompanying notes are an integral part of these consolidated financial statements.

MRV COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999

                                                                  2001         2000        1999
                                                               ---------    ---------    --------
                                                                         (in thousands)
Cash flows from operating activities:
  Net loss                                                     $(326,353)   $(152,953)   $(12,909)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              140,554       77,871      12,501
      Amortization of deferred stock compensation expense         69,831       59,941          --
      Allowance for doubtful accounts                              5,654        3,833       1,416
      Deferred income taxes                                       15,134      (25,205)     (1,302)
      Realized gain on investment                                     --          (50)         --
      Extraordinary gain on purchase of minority interest
        of Luminent, Inc.                                         (9,949)          --          --
      (Gain) loss on disposition of property and equipment          (178)          16          --
      Tax benefit from stock option exercises                         --       11,417          --
      Impairment loss on property and equipment                    7,787           --          --
      Loss on equity method investments                           19,956           --          --
      Minority interests' share of income                        (11,557)        (796)       (610)
  Changes in operating assets and liabilities, net
    of effects from acquisitions:
      Restricted cash and cash equivalents                        46,840           --          --
      Accounts receivable                                          1,953        4,949      (7,457)
      Inventories                                                 19,697      (28,869)     12,075
      Refundable income taxes                                         --        3,216          --
      Other assets                                                 4,532      (12,020)       (519)
      Accounts payable                                            (7,502)      28,939       3,698
      Accrued liabilities                                          1,321        4,890       1,715
      Income taxes payable                                        (4,563)      (5,154)     (3,661)
      Deferred revenue                                             2,695          175      (2,920)
                                                               ---------    ---------    --------
        Net cash provided by (used in) operating activities      (24,148)     (29,800)      2,027
Cash flows from investing activities:
  Purchases of property and equipment                            (19,923)     (23,977)     (8,053)
  Proceeds from sale of property and equipment                       453        1,520          --
  Purchases of investments                                       (33,581)     (21,566)    (19,242)
  Proceeds from maturity of investments                               --       97,704      38,293
  Cash used in acquisitions, net of cash received                     --      (44,517)     (4,773)
                                                               ---------    ---------    --------
        Net cash provided by (used in) investing activities      (53,051)       9,164       6,225
Cash flows from financing activities:
  Net proceeds from equity transaction of Luminent, Inc.              --      132,290          --
  Net proceeds from issuance of common stock                      25,911        7,762      10,820
  Borrowings on short-term obligations                            39,034       35,887          --
  Payments on short-term obligations                             (29,459)     (35,949)         --
  Principal payments on capital lease obligations                   (148)        (163)         94
  Borrowings on long-term debt                                        --       62,696          --
  Payments on long-term debt                                      (2,570)      (4,002)         --
  Other long-term liabilities                                       (820)          --          --
                                                               ---------    ---------    --------
        Net cash provided by financing activities                 31,948      198,521      10,914
Effect of exchange rate changes on cash and cash equivalents        (153)      (2,135)     (5,528)
Net (decrease) increase  in cash and cash equivalents            (45,404)     175,750      13,638
Cash and cash equivalents, beginning of year                     210,080       34,330      20,692
                                                               ---------    ---------    --------
Cash and cash equivalents, end of year                         $ 164,676    $ 210,080    $ 34,330
                                                               =========    =========    ========


The accompanying notes are an integral part of these consolidated financial statements.

MRV COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements
December 31, 2001


1.      Description of Business

MRV Communications, Inc. (a Delaware corporation, MRV or the Company) creates, acquires, finances and operates companies, and through them, designs, develops, manufactures and markets products, which enable high-speed broadband communications. MRV concentrates on companies and products devoted to optical active and passive components, switches and routers, remote device management and network physical infrastructure equipment. MRV's strategy involves creating value for its stockholders and the other minority shareholders of its subsidiaries by helping the companies grow and access the public and private capital markets.

In November 2000, Luminent, a publicly owned subsidiary, completed an initial public offering of its common stock, selling 12.0 million shares at $12.0 per share, raising net proceeds of approximately $132.3 million. As of December 31, 2000, MRV owned 92 percent of the outstanding capital stock of Luminent. In December 2001, MRV completed its acquisition of Luminent's eight percent minority interest and merged Luminent back into MRV (see Note 2, Transactions with Stock of a Subsidiary).

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

        Foreign Currency Translation

        Transactions originally denominated in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Increased or decreases in the resulting assets or liabilities which are denominated in a foreign currency are recorded as foreign currency gains and losses and are included in other income (expense) in determining net loss.

        Transaction Gains or Losses

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

        Revenue Recognition

        MRV generally recognizes product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. MRV's major revenue-generating products consist of: passive and active optical components; switches and routers; remote device management; and network physical infrastructure equipment. Revenue generated through the sales of services and systems support has been insignificant.

        MRV generally warrants its products against defects in materials and workmanship for one year. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

        Cash, Cash Equivalents and Restricted Cash

        MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. In connection with MRV's its long-term debt and interest rate swap agreement (see Notes 9 and 10) as of December 31, 2000, $56.2 million in cash was restricted as the term loan and the swap expire in 2003. In February 2002, MRV repaid the long-term debt and terminated the swap, and as such, the restricted cash balance of $53.4 million has been presented in Cash and Cash Equivalents and the related long term debt has been reflected as a current liability as of December 31, 2001. Restricted cash of $9.3 million as of December 31, 2001 represents cash restricted against short-term and long-term obligations.

        Investments

        MRV accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        As of December 31, 2001 and 2000, short-term investments consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. As defined by SFAS No. 115, MRV has classified these investments in debt securities as "held-for-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair value at December 31, 2001 and 2000. As of December 31, 2001 and 2000, all held-for-maturity investments were short-term expiring at various dates through the following year.

        Inventories

        Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first-in, first-out method.

        Inventories consisted of the following as of December 31, 2001 and 2000 (in thousands):

                                                  2001             2000
                                                -------          -------
        Raw materials                           $15,444          $36,278
        Work-in-progress                         19,230           17,721
        Finished goods                           22,634           23,006
                                                -------          -------
                                                $57,308          $77,005
                                                =======          =======

        Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty-three years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

        Property and equipment consisted of the following as of December 31, 2001 and 2000 (in thousands):

                                                                   2001           2000
                                                                ---------       ---------
        Property and equipment, at cost:
          Land                                                  $   3,521       $   3,559
          Building                                                 19,448          19,563
          Machinery and equipment                                  67,713          57,369
          Furniture and fixtures                                   12,347          12,824
          Computer hardware and software                           12,084          10,823
          Leasehold improvements                                    7,870           7,221
          Construction in progress                                  1,065           3,815
                                                                ---------       ---------
                                                                  124,048         115,174
          Less - accumulated depreciation and amortization        (52,036)        (42,905)
                                                                ---------       ---------
                                                                $  72,012       $  72,269
                                                                =========       =========

        Goodwill and Other Intangibles

        Intangible assets represent intellectual property acquired, purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired (goodwill). Purchased intangible assets include patents, assembled work forces, customer contracts and goodwill. Goodwill is amortized using the straight-line method over five years. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 12 years.

        The components of intangible assets as of December 31, 2001 and 2000 are as follows (in thousands):

                                                 2001            2000
                                              ---------       ---------
        Patents                               $  64,600       $  64,600
        Assembled work forces                     1,790           1,790
        Customer contracts                          720             720
        Goodwill                                510,426         510,426
                                              ---------       ---------
                                                577,536         577,536
        Less - accumulated amortization        (182,224)        (73,509)
                                              ---------       ---------
                                              $ 395,312       $ 504,027
                                              =========       =========

        Impairment of Intangibles and Other Long-Lived Assets

        MRV evaluates its long-term assets, such as goodwill and other intangibles and property and equipment, for impairment at the acquired business unit level whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. MRV considers events or changes such as product discontinuance, plant closures, product dispositions, a history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on MRV's weighted average costs of capital, which represents the blended after-tax costs of debt and equity.

        For the year ended December 31, 2001, MRV determined that $14.2 million of goodwill and intangibles and $9.2 million of equity method investments were impaired. These amounts were determined to be impaired using the method discussed above. The remaining carrying values of intangibles and investments were determined to be realizable. This process and analysis requires management to use significant judgment and apply assumptions regarding the future cash flows expected to result from the use of the assets and the eventual disposition of such assets. While management believes the carrying value of its assets are realizable based on its analysis, changes in the assumptions used in its models could produce significantly different results. This analysis has been performed using the guidance prescribed in SFAS No, 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", see Note 2, Recently Issued Accounting Standards, for the anticipated impact of the adoption of SFAS No. 142. The impairment of intangibles of $14.2 million has been recorded as amortization of goodwill and other intangibles and the $9.2 million has been recorded as other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2001. There were no impairment losses recorded for the years ended December 31, 2000 and 1999, respectively.

        Fair Value of Financial Instruments

        MRV's financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair market value due to the short-term nature of those instruments. The fair value of long-term debt obligations is estimated based on current interest rates available to MRV for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

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

        Loss Per Share

        Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Options to purchase 12.4 million, 7.1 million and 5.5 million shares were not included in the computation of years 2001, 2000 and 1999 diluted loss per share because such options were considered anti-dilutive. Warrants to purchase 1.5 million, 2.4 million and 3.3 million shares were not included in the computation of years 2001, 2000 and 1999 diluted loss per share because such warrants were considered anti-dilutive. Shares associated with MRV's $89.6 million outstanding convertible subordinated notes were not included in the computation of loss per share as they are anti-dilutive.

        The following schedule summarizes the information used to compute earnings per share (in thousands, except per share data) for each of the three years in the period ended December 31, 2001:

                                                             2001          2000         1999
                                                          ---------     ---------     --------
        Loss before extraordinary item                    $(336,302)    $(152,953)    $(12,909)
        Extraordinary item - gain on purchase of
          minority interest, net of tax                       9,949            --           --
                                                          ---------     ---------     --------
              Net loss                                    $(326,353)    $(152,953)    $(12,909)
                                                          =========     =========     ========
        Weighted average number of shares used to
          compute basic and diluted loss per share           76,369        65,669       53,920
                                                          =========     =========     ========
        Basic and diluted loss per share before
          extraordinary item                              $   (4.40)    $   (2.33)    $  (0.24)
        Extraordinary gain per basic and diluted share         0.13            --           --
                                                          ---------     ---------     --------
        Basic and diluted loss per share                  $   (4.27)    $   (2.33)    $  (0.24)
                                                          =========     =========     ========

        Stock-Based Compensation

        MRV accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

        MRV accounts for option and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and Emerging Issue Task Force
        (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services," whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

        Deferred stock compensation expense is being amortized using the graded vesting method over four years. Using this method, approximately 57 percent, 26 percent, 13 percent and 4 percent, respectively, of each option's compensation expense is amortized in each of the four years following the date of grant. Deferred stock compensation generated during 2001 was $7.0 million generated through acquisitions. Deferred stock compensation generated during 2000 was $148.3 million of which $94.1 million was generated through acquisitions (see Note 4) and $54.2 million was generated through stock options granted to Luminent's Chief Executive Officer and its Chief Financial Officer (see Note 13). Total deferred stock compensation expense for the years ended December 31, 2001 and 2000 was $69.8 million and $60.0 million, respectively. There was no deferred stock compensation expense incurred for the year ended December 31, 1999.

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

        On November 9, 2000, Luminent, a wholly-owned subsidiary of MRV, issued
        12.0 million shares of its common stock for $12.0 per share, or $144.0 million, to complete its Initial Public Offering (IPO). As part of MRV's plan to spin-off Luminent to MRV stockholders, the purchase price in excess of its book value, or $49.7 million has been included in Effect of Subsidiary Equity Transactions in MRV's Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000.

        In September 2001, MRV and Luminent jointly announced that MRV intended to acquire Luminent's eight percent minority interest (established through Luminent's November 2000 IPO), and merge Luminent back into MRV through a short-form merger. It was determined that each Luminent stockholder would receive 0.43 shares of MRV common stock in exchange for their Luminent common stock. Additionally, all stock options to purchase Luminent common stock would be converted into stock options to purchase MRV's common stock based on the same exchange ratio. The merger was completed in December 2001. MRV exchanged 5.2 million shares of common stock for 12.0 million shares of Luminent common stock. MRV's common stock had a fair value of $16.9 million, based on the average market price five days before and after the terms were determined. MRV recorded an extraordinary gain from the merger of $9.9 million, net of tax, which equals to the excess minority interest reduced by the fair value paid, net of the costs incurred to effect the merger.

        Recently Issued Accounting Standards

        In June 2001, the FASB approved two pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which provide guidance on the accounting for business combinations to be accounted for using the purchase method. Under the new rules, goodwill will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual impairment assessment. This assessment is a fundamentally different two-step approach and is based on a comparison between a reporting unit's fair value and its carrying value. Certain intangible assets have newly defined criteria and will be accounted for separately from goodwill and will continue to be amortized over their useful lives. Under the new impairment assessment, fair value is more focused on market value or market capitalization. That is, fair value is determined, based on, among other factors, the current market value of MRV and its reporting units. As of December 31, 2001, MRV's common stock was trading at amounts significantly lower than its book value per share. Based on this current environment, management would anticipate recording, upon adoption of this standard during the first quarter of 2002, significant impairment losses, although, such amounts have not be determined. Should market values dramatically improve during the first half of 2002, impairment losses, if any, could be reduced or eliminated.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. The Company is currently reviewing this statement and has not yet determined its impact, if any, on our financial position, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The

        Company will adopt this statement on January 1, 2002 and is currently reviewing the statement to determine its impact, if any, on the Company's financial position, results of operations or cash flows.

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

3.      Restructuring and One-Time Charges

        During the year ended December 31, 2001, the management of Luminent, a subsidiary of MRV, approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, the cancellation and termination of purchase commitments and the write-down of certain inventory. These actions are expected to realign the business based on current and near-term growth rates. All of these actions are expected to be completed by the second quarter of 2002.

        Restructuring Charges

        During the year ended December 31, 2001, Luminent recorded restructuring charges totaling $20.3 million. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit, or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

        Employee severance costs and related benefits of $1.3 million are related to approximately 600 layoffs during the year ended December 31, 2001, bringing the Luminent's total workforce to approximately 1,100 employees as of December 31, 2001. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

        In addition to the costs associated with employee severance, Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facilities costs related to closed and abandoned facilities costs of approximately $2.4 million for the year ended December 31, 2001, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that Luminent cannot terminate. In connection with these closed and abandoned facilities, Luminent has recorded asset impairment charges of $10.4 million for the year ended December 31, 2001, consisting of leasehold improvements and certain manufacturing equipment to write-down the value of this equipment. Due to its specialized nature, Luminent has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. Purchase commitments of $6.2 million recorded in cost of sales, for the year ended December 31, 2001, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to Luminent's significantly reduced orders for optical components and sales projections over the next twelve months.

        As of December 31, 2001, the restructuring liability has been reduced by cash payments of $1.2 million for the year ended December 31, 2001, and non-cash related charges of $10.4 million for the year ended December 31, 2001, resulting in an ending liability balance of $8.7 million. Luminent expects to utilize the remaining balance by the end of the second quarter of 2002. Luminent expects that it will spend approximately $8.7 million through the next two quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. Luminent began to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

        A summary of the restructuring costs for the year ended December 31, 2001 consist of the following (in thousands):

                                       Original       Additional                   Remaining
                                       Provision       Provision    Utilized        Balance
                                       ---------      ----------    --------       ---------
        Exit costs
          Asset impairment              $ 9,544         $  897       $10,441        $   --
          Closed and abandoned
            facilities                    1,125          1,280            88         2,317
          Purchase commitments            2,386          3,787           468         5,705
                                        -------         ------       -------        ------
                                         13,055          5,964        10,997         8,022
          Employee severance costs        1,281             --           626           655
                                        -------         ------       -------        ------
                                        $14,336         $5,964       $11,623        $8,677
                                        =======         ======       =======        ======

        A summary of the restructuring costs by line item for the year ended December 31, 2001 consist of the following (in thousands):

                                                                   2001
                                                                 --------
        Cost of sales                                            $  6,173
        Restructuring costs                                        14,111
        Other income (expense)                                         16
                                                                 --------
                                                                 $ 20,300
                                                                 ========

        One-Time Charges

        As a result of the significant negative economic and industry trends impacting Luminent's expected sales over the next twelve months, Luminent also recorded one-time charges of $29.2 million to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the year ended December 31, 2001. The one-time charges to write-down inventory were subsequently reduced by $8.1 million during the year ended December 31, 2001 to reflect the sale of previously written-off items.

4.      Business Acquisitions

The following table presents information regarding acquisitions by MRV in each of the three years in the period ended December 31, 2001. MRV completed no material acquisitions for the years ended December 31, 2001 and 1999, excluding the acquisition of the Luminent minority interest discussed in Note 2. All of these acquisitions were accounted for under the purchase method of accounting, and the results of operations of each business have been included in the accompanying consolidated statements of operations from the date of acquisition.

                                      Date of           Total          Form of Consideration and
Acquired Company                    Acquisition     Consideration      Other Notes to Acquisition
----------------                    -----------     -------------      --------------------------

Year Ended December 31, 2000
----------------------------

Fiber Optic Communications, Inc.   April 24, 2000   $309.7 million   $48.6 million in cash and 5.4 million
                                                                     shares of common stock and options
                                                                     issued; approximately 97 percent of
                                                                     capital stock assumed; goodwill recorded
                                                                     of $261.5 million; deferred stock
                                                                     compensation recorded of $14.1 million.

Jolt Limited                        May 1, 2000     $57.7 million    1.9 million shares of common stock and
                                                                     options issued; 100 percent of capital
                                                                     stock assumed; goodwill and intangibles
                                                                     recorded of $33.7 million; deferred stock
                                                                     compensation recorded of $25.0 million.

Quantum Optech Inc.                July 12, 2000    $36.1 million    1.2 million shares of common stock and
                                                                     options issued; 100 percent of capital
                                                                     stock assumed; goodwill recorded of $27.8
                                                                     million; deferred stock compensation
                                                                     recorded of $2.7 million.

AstroTerra Corporation             July 12, 2000    $160.3 million   2.4 million shares of common stock and
                                                                     options issued; 100 percent of capital
                                                                     stock assumed; goodwill and intangibles
                                                                     recorded of $108.4 million; deferred
                                                                     stock compensation recorded of $50.0
                                                                     million.

Optronics International Corp.      July 21, 2000    $123.9 million   4.2 million shares of common stock and
                                                                     options issued; approximately 99 percent
                                                                     of capital stock assumed; goodwill
                                                                     recorded of $99.4 million; deferred stock
                                                                     compensation recorded of $13.4 million.


Others                                Various       $16.5 million    507,000 shares of common stock issued;
                                                                     100 percent of capital stock assumed;
                                                                     goodwill recorded of $14.9 million;
                                                                     deferred stock compensation recorded of
                                                                     $1.4 million.

On April 24, 2000, MRV completed the acquisition of approximately 97 percent of the outstanding capital stock of Fiber Optic Communications, Inc., a Republic of China corporation. Fiber Optic Communications is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, Fiber Optic Communications shareholders received approximately $48.6 million in cash and approximately 4.7 million shares of MRV common stock and options to purchase 680,000 shares of MRV common stock for a total purchase price of approximately $309.7 million. The issuance price of the MRV common stock was approximately $53 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $14.1 million, and vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $261.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

On May 1, 2000, MRV completed the acquisition of all of the outstanding capital stock of Jolt Limited, an Israeli corporation. Jolt designs, manufactures and sells multi-port wireless optics communications equipment. Under the terms of the purchase agreement, shareholders received approximately 1.1 million shares of MRV common stock. In addition, the employees of Jolt received options to purchase approximately 849,000 shares of common stock of MRV. The purchase price aggregated approximately $57.7 million. The issuance price of the common stock was approximately $31 per share, which was determined based on the average market price five days before and after the terms of the acquisition were agreed upon. The options to purchase common stock are exercisable at $6 per share, have an aggregate intrinsic value of $25.0 million, and vest over an employment period of four years. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $33.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation of approximately $25.0 million is being amortized using the graded vesting method over four years.

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

On July 21, 2000, MRV completed the acquisition of approximately 99 percent of the outstanding capital stock of Optronics International Corp., a Republic of China corporation. Optronics International is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, Optronics International shareholders received approximately 3.4 million shares of MRV common stock and options to purchase approximately 800,000 shares of MRV common stock for a total purchase price of approximately $123.9 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $20.0 million, of which unvested options have an intrinsic value of $13.4 million and vested options have a fair value of $6.6 million, and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

The purchase price of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra, Optronics International and Others were allocated as follows (in thousands, unaudited):

        Purchase price                                          $704,241
        Allocation of purchase price:
           Net tangible assets                                    51,902
           Deferred stock compensation                           106,602
           Goodwill and other intangibles                        545,737

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

                                                                    December 31,
                                                            -------------------------
                                                              2000            1999
                                                            ---------       ---------
        Pro forma revenue                                   $ 335,486       $ 322,645
        Pro forma net loss                                  $(143,044)      $(115,775)
        Pro forma basic and diluted net loss per share      $   (1.83)      $   (1.75)
        Pro forma basic and diluted weighted average
          shares outstanding                                   77,996          66,247

Acquisition-Related Unearned Stock Compensation

During 2001 and 2000, MRV recorded acquisition-related purchase consideration of $7.1 million and $94.1 million, respectively, as unearned stock-based compensation, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that are earned as future services are provided by employees. The compensation is being recognized over the related employment period using the graded vesting method. A total of $33.2 million and $43.7 million of expense was recognized for 2001 and 2000, respectively, relating to these acquisitions.

5.      Investments in Subsidiaries

The following table presents information regarding investments made by MRV in subsidiaries accounted for under the equity method of accounting or consolidated. Subsidiaries in which MRV owns greater than 50 percent ownership or exercises control have been consolidated in the accompanying consolidated financial statements.


Subsidiary                            Ownership %               Form of Consideration(5)
----------                          -------------               ------------------------

Consolidated Subsidiaries
-------------------------

EDSLan SRL                          87%(1)          Purchased an additional 7 percent ownership
                                                    in 2001 for approximately $1.7 million;
                                                    purchased an additional 10 percent ownership
                                                    in 2000 for approximately $1.5 million;
                                                    purchased an additional 10 percent ownership
                                                    in 1999 for approximately $1.5 million;
                                                    purchased an additional 10 percent ownership
                                                    in 1997 for approximately $500,000; purchased
                                                    50 percent ownership in 1996 for approximately
                                                    $1.1 million.

Tecnonet SRL                        60%(2)          Purchased an additional 10 percent ownership in
                                                    1999 for approximately $600,000; purchased 50
                                                    percent ownership in 1998 for approximately
                                                    $3.1 million.

RDS                                 75%             Purchased an additional 12.5 percent in 2001 for
                                                    approximately $2.0 million. Purchased an additional
                                                    12.5 percent ownership in 1999 for approximately
                                                    $2.4 million; purchased 50 percent ownership in 1998
                                                    for approximately $8.0 million.

Charlotte's Networks                92%(3)          Issued 1.0 million shares of MRV common stock valued
                                                    at approximately $61.5 million for approximately 10
                                                    percent in 2000.

Equity Method Subsidiaries
--------------------------

RedC Optical                        35%             $5.0 million in cash and issued 150,000 shares of MRV
                                                    common stock valued at approximately $11.5 million for
                                                    approximately 35 percent in 2000.

Others                              Various(4)      Issued 646,000 shares of MRV common stock
                                                    valued at approximately $16.7 million for ownership
                                                    interest in various non-consolidated equity investments.

-----------------
(1) MRV receives 97 percent of EDSLan's profits or losses from the date of each investment.

(2) MRV receives 90 percent of Tecnonet's profits or losses from the date of each investment.

(3) MRV's ownership on a fully diluted basis (assuming exercise of all stock options) is approximately 53 percent.

(4) Represents various investments, all of which are less than 50 percent ownership and not consolidated. During 2001, MRV recorded $9.2 million in impairment losses relating to these investments (see Note 2).

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

MRV is obligated to provide funding to certain of these investments. As of December 31, 2001 the remaining contractual obligation is $10.6 million.

6.      Accrued Liabilities

Accrued liabilities as of December 31, 2001 and 2000, consisted of the following (in thousands):

                                                  2001             2000
                                                -------          -------
        Payroll and related                     $10,428          $16,851
        Restructuring                             8,677               --
        Other                                    19,930           18,043
                                                -------          -------
                                                $39,035          $34,894
                                                =======          =======

7.      Income Taxes

The provision (benefit) for income taxes for the three years in the period ended December 31, 2001 is as follows (in thousands):

                                  2001            2000           1999
                                --------        --------        -------
        Current
          Federal               $(12,454)       $  7,344        $(2,139)
          State                   (2,196)          5,622           (413)
          Foreign                  4,918           6,841          1,701
                                --------        --------        -------
                                  (9,732)         19,807           (851)
        Deferred
          Federal                 11,278         (17,354)        (1,487)
          State                    3,942          (7,137)            45
          Foreign                 (1,013)           (714)           140
                                --------        --------        -------
                                  14,207         (25,205)        (1,302)
                                --------        --------        -------
                                $  4,475        $ (5,398)       $(2,153)
                                ========        ========        =======

The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before taxes as of December 31, 2001, 2000 and 1999 are as follows:

                                                    2001       2000       1999
                                                   -----      -----      -----
        Income tax provision (benefit, at
          statutory federal rate                   (34%)      (34%)      (34%)
        State and local income taxes, net of
          federal income tax effect                 (6)        (6)        (6)
        Permanent differences                       28         30         15
        Research and development credit             --         --         (6)
        Foreign taxes at rates different than
          domestic rates                            (2)         3         17
        Change in valuation allowance               15         10         --
                                                   -----      -----      -----
                                                     1%         3%       (14%)
                                                   =====      =====      =====

The components of deferred income taxes as of December 31, 2001 and 2000 are as follows (in thousands):

                                                             2001           2000
                                                           --------       --------
        Allowance for doubtful accounts                    $  2,239       $  2,083
        Inventory reserve                                    11,153          6,133
        Warranty reserve                                      1,241            647
        Deferred stock compensation                              --          6,630
        Net operating losses                                     --         29,014
        Accrued liabilities                                   6,108          2,158
        Other                                                   549          1,463
                                                           --------       --------
                                                             21,290         48,128
            Valuation allowance                             (20,692)       (16,901)
                                                           --------       --------
            Net short-term deferred income tax assets           598         31,227

        Net operating losses                                 34,903             --
        Depreciation and amortization                         7,695          6,209
        Investments                                           3,674             --
        Other                                                 6,527             --
                                                           --------       --------
                                                             52,799          6,209
            Valuation allowance                             (30,168)            --
                                                           --------       --------
            Net long-term deferred income tax assets         22,631          6,209
                                                           --------       --------
                                                           $ 23,229       $ 37,436
                                                           ========       ========

Realization of the net deferred tax assets is dependent on MRV's ability to carry losses back to prior periods or on generating sufficient taxable income during the future periods in which temporary differences will reverse. Management reviews its deferred tax assets and has provided a valuation allowance based on its assessment of the expected future benefit to be ultimately received from each asset identified. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

As of December 31, 2001, MRV had federal and state net operating loss carryforwards available of $106.4 million and $156.5 million, respectively. For the year ended December 31, 2001, MRV generated additional federal and state net operating losses of $46.4 million and $48.3 million, respectively. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2021 and 2011, respectively.

In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. Due to operating losses at this subsidiary, no tax benefit was received in 2001 or 2000. MRV received a tax benefit of approximately $300,000 in 1999.

MRV does not provide United States federal income taxes on the undistributed earnings of its foreign operations. MRV's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

8.      Short-Term Obligations

Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2001 and 2000, these short-term obligations totaled $18.7 million and $9.1 million, respectively. Certain assets of MRV's subsidiaries have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations at December 31, 2001 and 2000 was 2.4 percent and 6.1 percent, respectively. These obligations are incurred and settled in the local currencies of the respective subsidiaries. As of December 31, 2001, MRV had approximately $9.3 million of available short-terms borrowings.

9.      Long-Term Debt

Long-term debt consisted of the following as of December 31, 2001 and 2000 (in thousands):

                                                                                2001           2000
                                                                              --------       --------
        Secured notes payable to financial institutions bearing interest ranging from 6.5 percent to 18.0 percent, payable in monthly and quarterly installments of principal and interest through
          October 2012                                                        $ 11,097       $ 13,815
        Term loan with a financial institution bearing interest at
          7.0 percent as of December 31, 2001, paid in full in
          February 2002                                                         50,000         50,000
                                                                              --------       --------
                                                                                61,097         63,031
          Less - current portion                                               (52,226)        (2,937)
                                                                              --------       --------
                                                                              $  8,871       $ 60,878
                                                                              ========       ========

The following summarizes the required principal payments on long-term debt as of December 31, 2001 (in thousands):

      Year Ending December 31,
        2002                                                         $52,226
        2003                                                           2,433
        2004                                                           1,986
        2005                                                           1,653
        2006                                                           1,443
        Thereafter                                                     1,356
                                                                     -------
                                                                     $61,097
                                                                     =======

Certain assets of MRV totaling $38,000, primarily through its foreign subsidiaries, have been pledged as collateral under these obligations.

10.    Interest Rate Swap

MRV entered into an interest rate swap in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in Long-Term Debt, with the objective of fixing its overall borrowing costs. The swap was entered into concurrently with the issuance of the related debt. The notional amount, interest payment and maturity dates of the swap match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with this swap is offset by the opposite market impact on the related debt. The interest rate swap is considered to be 100 percent effective and is therefore recorded using the short-cut method. The swap is designated as a cash flow hedge and changes in fair value of the debt are generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the interest rate swap as well as the offsetting change in the hedged fair value of the long-term debt are recognized in Other Comprehensive Loss. Prior to the adoption of SFAS 133, the interest rate swap related to this long-term debt was not recognized in the balance sheet, nor were the changes in the market value of the debt. The net settlements of the swap are included in Interest expense and other. For the year ended December 31, 2001, the Company recorded an unrealized loss on its interest rate swap of $3.2 million included in Other Comprehensive Loss. At December 31, 2001, the interest rate swap had a fair value of $3.2 million included in Other Current Liabilities. In February 2002, MRV paid off the Long-Term Debt of $50.0 million and terminated the swap.

11.     Convertible Subordinated Notes

In June 1998, MRV completed a private placement of $100.0 million principal amount five-year, convertible subordinated notes (the Notes) of which $10.0 million were redeemed in February 2002. The Notes bear interest at five percent per year, payable semi- annually, and are convertible into common stock at the option of the holders. The conversion rate is 73.94 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of $13.52 per share, an initial premium above market price. The conversion rate is subject to adjustment in certain circumstances, including dividends payable in common stock, issuance of stock rights to all holders of common stock or stock splits or distributions to common stockholders in connection with a tender offer. If a change in control, as defined, occurs, the holders of the Notes have the right to require MRV to repurchase the Notes at face value along with any interest accrued. MRV has the right, after June 2001, to redeem the Notes at 102 percent of face value, and after June 2002 for 101 percent of face value. The Notes are not entitled to the benefits of any sinking fund.

In connection with the private placement, MRV incurred costs of $4.0 million. These costs are being amortized using the effective interest method over five years, the life of the Notes. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $767,000, $723,000 and $681,000, respectively.

12.     Commitments and Contingencies

        Lease Commitments

        The Company leases all of its facilities and certain equipment under noncancellable capital and operating lease agreements expiring in various years through 2049. The aggregate minimum annual lease payments under leases in effect on December 31, 2001 were as follows (in thousands):

                                                                    Operating
                                                                     Leases
                                                                    ---------
      2002                                                           $ 8,253
      2003                                                             6,995
      2004                                                             4,619
      2005                                                             3,007
      2006                                                             2,233
      Thereafter                                                       5,675
                                                                     -------
                                                                     $30,782
                                                                     =======

        Annual rental expense under noncancellable operating lease agreements for the years ended December 31, 2001, 2000 and 1999 was $8.8 million, $4.9 million and $4.7 million, respectively.

        Royalty Commitment

        Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government's participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV's royalty to the Chief Scientist is calculated at a rate of three percent to five percent of sales of such products developed with the participation up to the dollar amount of such participation. MRV received participation of $500,000 for the year ended December 31, 1999. No participation was received for the year ended December 31, 2001 and 2000. The remaining future obligation as of December 31, 2001 is approximately $913,000 million which is contingent on generating sufficient sales of this selected product line.

        Accounts Receivable

        MRV, through foreign subsidiaries, has agreements with several financial institutions to sell its receivables with recourse; in the event of customer's default, MRV must repurchase the receivables. At December 31, 2001 and 2000 the Company is contingently liable for approximately $14.8 million and $23.4 million, respectively, relating to such receivables sold with recourse. No gain or loss on the sale of these receivables has been included in the accompanying consolidated statements of operations.

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

13.     Stockholders' Equity

        Authorized Shares

        On May 10, 2000, the Board of Directors and stockholders of MRV approved an increase in the authorized number of shares of its $0.0017 par value common stock from 80.0 million to 160.0 million shares relating to the two-for-one stock split distributed on May 26, 2000. MRV is authorized to issue up to 1.0 million shares of its $0.01 par value preferred stock, of which none is issued or outstanding as of December 31, 2001 and 2000.

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

        In July 2000, Luminent and MRV entered into four-year employment contracts with the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of Luminent. The agreements provide for annual salaries, performance bonuses and a combination of stock options to purchase common stock of MRV and Luminent. The CEO received approximately 316,000 options to purchase shares of MRV common stock at $32.56 per share (a substantial discount) expiring in five years. The CFO received approximately 22,000 options to purchase shares of MRV common stock at $33.44 per share (a substantial discount) expiring in five years. These options are immediately exercisable, however they provide for the repurchase in the event of voluntary termination. These grants have been accounted for under APB No. 25 and the intrinsic value (fair market value less exercise price) results in additional deferred stock compensation of approximately $10.8 million that is being amortized over the four year vesting period. Furthermore, Luminent granted 4.8 million and 800,000 of its stock options to the CEO and CFO, respectively. The options are exercisable at $6.25 per share and vest over four years. These grants have been accounted for in accordance with APB No. 25 and the intrinsic value (original mid point of filing range, $14, less $6.25) resulted in aggregate deferred stock compensation of approximately $43.4 million. The deferred stock compensation is being amortized using the graded vesting method over four years. The deferred stock compensation incurred from the granting of MRV and Luminent options for a total of $54.2 million has been included in the consolidated financial statements of MRV.

        In September 2001, Luminent's President and Chief Executive Officer resigned. In connection with the resignation, Luminent's President and Chief Executive Officer received a severance package, as defined in the employment agreement dated July 2000, providing severance payments of approximately $1.0 million and the immediate vesting of all outstanding MRV and Luminent stock options held as of the date of resignation. The MRV and Luminent stock options are exercisable through September 11, 2003. Additionally, an immediate recognition of deferred compensation expenses of $18.9 million was recorded during year ended December 31, 2001 as a result of the acceleration of these stock options.

        Stock option information with respect to MRV's stock option and warrant plans is as follows (in thousands):

                                                        2001                   2000                  1999
                                               ---------------------   --------------------   -------------------
                                                            Wtd Avg.               Wtd Avg.              Wtd Avg.
                                               Shares      Ex. Price   Shares     Ex. Price   Shares    Ex. Price
                                               ------      ---------   -----      ---------   -----     ---------
        Outstanding, beginning of
          year                                  7,081       $  7.43    5,497       $  4.37    5,323       $ 2.40
        Granted                                 1,360          4.74    4,375          8.14    1,581         9.21
        Exercised                                (487)         2.98   (2,791)         2.52   (1,208)        2.31
        Forfeited                                (887)         5.65       --            --     (199)        2.63
        Luminent options converted
          to MRV options                        5,341         15.87       --            --       --           --
                                               ------       -------    -----       -------    -----       ------
        Outstanding, end of year               12,408       $ 11.07    7,081       $  7.43    5,497       $ 4.37
                                               ======       =======    =====       =======    =====       ======
        Weighted average fair value
          of options granted during year                    $  9.79                $ 20.79                $ 7.33
                                                            =======                =======                ======

        During 2001 and 2000, MRV granted 444,000 and 3.8 million options to purchase MRV common stock with exercises that differed from the market price of the stock on the grant date. As of December 31, 2001, the weighted average exercise price and weighted average fair value of these options were $3.00 and $3.00 per share, respectively. As of December 31, 2000, the weighted average exercise price and weighted average fair value of these options were $5.67 and $21.99 per share, respectively.

        Information about MRV stock options outstanding at December 31, 2001 is summarized as follows (in thousands):

                                                  Weighted Average
                           Number Outstanding    Remaining Contract   Number Exercisable
        Exercise Price         as of 2001                Life              as of 2001
        ---------------    ------------------    ------------------   ------------------
        $ 2.59 - $ 3.95           5,407                  7.93                2,212
        $ 4.21 - $ 6.98           1,474                  9.05                  385
        $ 9.50 - $11.06             391                  8.52                   93
        $12.00 - $16.00           2,681                  8.57                2,208
        $17.63 - $33.44           2,455                  7.94                  712
                                 ------                                      -----
                                 12,408                                      5,610
                                 ======                                      =====

        Accounting for Stock-Based Compensation

        SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123 had been applied. Net loss and net loss per share for each of the three years in the period ended December 31, 2001 would have increased to the following pro forma amounts (in thousands, except per share data):

                                                             2001            2000           1999
                                                          ---------       ---------       --------
        Additional compensation expense                   $  24,874       $  24,998       $  2,888
        Pro forma net loss                                 (350,968)       (177,951)       (15,797)
        Pro forma basic and diluted net loss per sha          (4.60)          (2.71)         (0.29)

        The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 191 percent for 2001, 162 percent for 2000 and 64 percent for 1999, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 3.93 percent to 6.73 percent for all years.

        Common Stock Purchase Warrants

        In connection with various public and private offerings of common stock and acquisitions MRV has issued warrants to purchase additional shares of common stock.

        A summary of warrant activities for the three years ended December 31, 2001 is as follows (in thousands, except exercise prices):

                                            Number of
                                             Shares       Exercise Prices
                                             ------       ---------------
        Balance, December 31, 1998            5,770       $0.14 to $17.50
          Issued                                 --             --
          Exercised                            (874)        2.40 to 10.00
          Canceled                           (1,556)        0.14 to 13.38
                                             ------        --------------
        Balance, December 31, 1999            3,340      $2.13 to $17.50
          Issued                                 --             --
          Exercised                            (895)        2.29 to 16.25
          Canceled                               (5)                 2.13
                                             ------        --------------
        Balance, December 31, 2000            2,440       $2.13 to $17.50
          Issued                                 --             --
          Exercised                             (74)         2.38 to 2.63
          Canceled                             (874)        2.63 to 17.50
                                             ------        --------------
        Balance, December 31, 2001            1,492        $2.13 to $2.80
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

14.     Segment Reporting and Geographical Information

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

Business segment net revenues for each of the three years in the period ended December 31, 2001 are as follows (in thousands):

                                             2001          2000          1999
                                           --------      --------      --------
        Operating entities                 $332,844      $319,394      $288,524
        Development stage enterprises            --            --            --
                                           --------      --------      --------
                                           $332,844      $319,394      $288,524
                                           ========      ========      ========

There were no inter-segment sales for the years ended December 31, 2001, 2000 and 1999.

Net revenues by groups of products for each of the years in the period ended December 31, 2001 are as follows (in thousands):

                                                2001            2000            1999
                                             ---------       ---------       ---------
        Optical passive components           $  39,010       $  29,148       $   3,687
        Optical active components               97,653          97,335          67,722
        Switches and routers                    74,675          80,784         108,000
        Remote device management                18,987          19,167          28,698
        Network physical infrastructure
          equipment                             59,902          56,747          50,521
        Services                                18,934          20,892          23,461
        Other                                   23,683          15,321           6,435
                                             ---------       ---------       ---------
                                             $ 332,844       $ 319,394       $ 288,524
                                             =========       =========       =========

For each of the three years in the period ended and as of December 31, 2001, MRV had no single customer that accounted for more than 10 percent of revenues or accounts receivable. MRV does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region for each of the three years in the periods ended December 31, 2001 are as follows (in thousands):

                                                2001            2000            1999
                                             ---------       ---------       ---------
        United States                        $ 108,550       $ 119,190       $ 122,054
        European Community                     176,745         162,881         134,160
        Pacific Rim                             42,925          31,891          28,921
        Other                                    4,624           5,432           3,389
                                             ---------       ---------       ---------
                                             $ 332,844       $ 319,394       $ 288,524
                                             =========       =========       =========

Business segment operating loss before other income (expense), provision (benefit) for income taxes and extraordinary item for each of the three years in the period ended December 31, 2001 are as follows (in thousands):

                                                2001            2000            1999
                                             ---------       ---------       ---------
        Operating entities                   $(274,831)      $(100,759)      $   4,017
        Development stage enterprises          (45,796)        (48,810)        (20,011)
                                             ---------       ---------       ---------
                                             $(320,627)      $(149,569)      $ (15,994)
                                             =========       =========       =========

Operating loss before other income (expense), provision (benefit) for income taxes and extraordinary item for each of the three years in the periods ended December 31, 2001 are as follows (in thousands):

                                                2001            2000            1999
                                             ---------       ---------       ---------
        United States                        $(240,467)      $ (69,671)      $  (5,781)
        Foreign                                (80,160)        (79,898)        (10,213)
                                             ---------       ---------       ---------
                                             $(320,627)      $(149,569)      $ (15,994)
                                             =========       =========       =========

15.     LAN Business

In 1999, MRV recorded one-time charges of approximately $13.8 million primarily related to the write-down of inventories related to its LAN product lines. These charges have been included in cost of goods sold for the year ended December 31, 1999 in the accompanying consolidated statement of operations. In February 2000, MRV discontinued manufacturing and supporting its LAN product lines.

16.     401(K) Plans

MRV has 401(K) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans provide for MRV to make matching contributions to all eligible employees. In 2001 and 2000, approximately $838,000 and $731,000 respectively, was charged as expense related to these plans.

17.     Supplemental Statements of Cash Flow Information (in thousands)

                                                                  For the Years Ended December 31
                                                               ------------------------------------
                                                                 2001           2000          1999
                                                               --------       --------       ------
        Supplemental disclosure of cash flow information:
          Cash paid during period for interest                 $ 10,549       $  3,635       $1,652
          Cash paid during period for income taxes                5,323            130        4,887
        Supplemental schedule of noncash
          investing and financing activities:
          Fair value of asset acquired, net of
            cash received                                      $  2,153       $ 48,611       $   --
          Less: Liabilities assumed                              (2,153)       (44,190)          --
                                                               --------       --------       ------
          Cash received in acquisitions                        $     --       $  4,421       $   --
                                                               --------       --------       ------
          Cash used in acquisitions                                  --         48,938           --
                                                               --------       --------       ------
          Cash used in acquisitions, less
            cash received in acquisitions                      $     --       $ 44,517       $   --
        Common stock issued in connection with
          investments in subsidiaries                          $ 36,575       $ 90,126       $   --
                                                               ========       ========       ======
        Decrease in fair value of interest rate swap           $  3,198       $     --       $   --
                                                               ========       ========       ======
        Non-cash deferred stock compensation                   $  7,816       $     --       $   --
                                                               ========       ========       ======
        Fair value of stock options issued in
          connection with investments                          $    503       $     --       $   --
                                                               ========       ========       ======

18.     Quarterly Financial Data (Unaudited)

                                              First          Second            Third         Fourth
                                             Quarter         Quarter          Quarter        Quarter
                                            ---------       ---------       ---------       ---------
                                                    (in thousands, except per share amounts)
Year Ended December 31, 2001

Revenues, net                               $ 100,104       $  89,530       $  69,730       $  73,480
Costs and expenses:
  Costs of goods sold                          66,391          88,765          57,621          54,612
  Research and development                     25,005          25,782          19,307          24,719
  Selling, general and administrative          38,412          31,777          49,528          30,959
  Restructuring charges                            --          11,934           1,724             453
  Amortization of goodwill and other
    intangibles                                28,139          29,028          27,218          42,099
                                            ---------       ---------       ---------       ---------
                                              157,947         187,286         155,398         152,840
    Operating loss                            (57,843)        (97,756)        (85,668)        (79,360)
Other expense, net                               (520)         (2,373)         (1,410)        (18,474)
  Loss before benefit (provision) for
    income taxes, minority interest
    and extraordinary gain                    (58,363)       (100,129)        (87,078)        (97,834)
(Provision) benefit for income taxes            2,683             939          (6,215)         (1,882)
Minority interest                               1,388           5,051           3,646           1,492
Extraordinary gain                                 --              --              --           9,949
                                            ---------       ---------       ---------       ---------
  Net loss                                  $ (54,292)      $ (94,139)      $ (89,647)      $ (88,275)
                                            =========       =========       =========       =========
Basic and diluted earnings per share        $   (0.73)      $   (1.24)      $   (1.16)      $   (1.14)
                                            =========       =========       =========       =========
Basic and diluted weighted averages
  shares                                       74,370          76,111          77,404          77,545
                                            =========       =========       =========       =========

Year Ended December 31, 2000

Revenues, net                               $  65,072       $  73,935       $  82,720       $  97,667
Costs and expenses:
  Cost of goods sold                           42,736          45,793          47,910          66,932
  Research and development                     11,891          14,758          21,803          25,626
  Selling, general and administrative          16,028          26,467          52,699          29,506
  Amortization of goodwill and other
    intangibles                                    --          12,055          27,348          27,411
                                            ---------       ---------       ---------       ---------
                                               70,655          99,073         149,760         149,475
    Operating loss                             (5,583)        (25,138)        (67,040)        (51,808)
Other expense, net                               (488)         (1,190)         (5,764)         (2,136)
                                            ---------       ---------       ---------       ---------
  Loss before benefit (provision) for
    income taxes and minority interest         (6,071)        (26,328)        (72,804)        (53,944)
Benefit (provision) for income taxes              494          (1,377)         (1,005)          7,286
Minority interest                                (287)            (45)           (570)          1,698
                                            ---------       ---------       ---------       ---------
  Net loss                                  $  (5,864)      $ (27,750)      $ (74,379)      $ (44,960)
                                            =========       =========       =========       =========
Basic and diluted loss per share            $   (0.10)      $   (0.44)      $   (1.06)      $   (0.62)
                                            =========       =========       =========       =========
Basic and diluted weighted averages
  shares                                       56,850          62,754          70,122          72,768
                                            =========       =========       =========       =========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company at March 19,2002 are as follows:

          Name                  Age                         Position
          ----                  ---                         --------
Noam Lotan(1)                   50    President, Chief Executive Officer and Director
Shlomo Margalit(1)              60    Chairman of the Board of Directors, Chief Technical
                                      Officer and Secretary
Guy Avidan                      39    President and Chief Executive Officer of Optical Access, Inc.
Shay Gonen                      36    Interim Chief Financial Officer
Igal Shidlovsky(2)(3)           65    Director
Guenter Jaensch(2)(3)           63    Director
Professor Daniel Tsui(3)        63    Director
Professor Baruch Fischer        51    Director

----------
(1)  Member of the Executive Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.

        NOAM LOTAN has been the President, Chief Executive Officer and a Director of MRV since May 1990 and became Chief Financial Officer of MRV in October 1993, in which position he served until June 1995. From March 1987 to January 1990, Mr. Lotan served as Managing Director of Fibronics (UK) Ltd., the United Kingdom subsidiary of Fibronics International Inc. (Fibronics), a manufacturer of fiber optic communication networks. MRV purchased the Fibronics business in September 1996. From January 1985 to March 1987, Mr. Lotan served as a Director of European Operations for Fibronics. Prior to that time, Mr. Lotan held a variety of sales and marketing positions with Fibronics and Hewlett-Packard. Mr. Lotan holds a Bachelor of Science degree in Electrical Engineering from the Technion, the Israel Institute of Technology, and a Masters degree in Business Administration from INSEAD (the European Institute of Business Administration, Fontainebleau, France).

        DR. SHLOMO MARGALIT, a founder of MRV, has been Chairman of the board of directors and Chief Technical Officer since MRV's inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc. (LaserCom), a manufacturer of semiconductor lasers. From 1982 to 1985, Dr. Margalit served as a Senior Research Associate at the California Institute of Technology (Caltech), and from 1976 to 1982, a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the Israel Defense prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Masters degree and a Ph.D. in Electrical Engineering from the Technion.

        GUY AVIDAN has served as the Chief Executive Officer and President of Optical Access, Inc. MRV's optical wireless products subsidiary since September 2000. From 1995 to September 2000, Mr. Avidan served in various executive capacities for other subsidiaries of MRV, including as President of NBase-Xyplex International from January 1999 until joining Optical Access and as Managing Director of NBase-Communications, from 1995 until January 1999. Mr. Avidan holds a B.A. degree in business management, economics and accounting from Haifa University and also is licensed as a Certified Public Accountant.

 SHAY GONEN became Interim Chief Financial Officer in September 2001 following the death of Edmund Glazer in the World Trade Center terrorist attack. Since September 1996, Mr. Gonen has served in various executive capacities for certain of MRV's subsidiaries, including as the Vice President of Finance, Chief Financial Officer and Secretary of Optical Access, Inc. from September 2000; as General Manager of European Activity for NBase-Xyplex from January 1999 to September 2000; and as Chief Operating Officer of NBase Communications from September 1996 to December 1998. Mr. Gonen served as Vice President of Operations and Finance for Silver Arrow, L.P. from April 1994 to September 1996. Mr. Gonen holds a B.S. degree in industrial engineering from the Technion, and an M.B.A. degree from Bar-Ilan University in Tel Aviv.

        DR. IGAL SHIDLOVSKY became a Director of MRV in May 1997. Dr. Shidlovsky serves as Managing Director of Global Technologies, an investment and consulting organization, which he founded in 1994. He has extensive management and consulting experience with international companies and start up technology companies. Dr. Shidlovsky is a Director of the Omega Point Foundation. From 1982 to 1991, Dr. Shidlovsky was a Director of Sentex Sensing Technologies. Dr. Shidlovsky held several executive positions including Vice President Corporate Development at Siemens Pacesetter, a division of Siemens AG Medical Group, Director of Strategic Planning and Technology Utilization, and Director of the Microelectronics Department at Siemens Corporate Research. From 1969 to 1982 he was with RCA Laboratories, a leading electronic R&D organization. Dr. Shidlovsky holds a Bachelor of Science degree in Chemistry from the Technion and Master and Ph.D. degrees from the Hebrew University in Israel.

        DR. GUENTER JAENSCH became a Director of MRV in December 1997. Dr. Jaensch serves as Managing Director of The McKenzie Companies, Inc. and McKenzie Ventures LTD. and as President of Jaensch Enterprises. Each firm is engaged in management consulting, mergers and acquisitions and investments. For over 20 years, Dr. Jaensch held several executive positions with Siemens or its subsidiaries. Among his executive positions in the United States were as President of Siemens Communications Systems, Inc.; Chairman of Siemens Corporate Research and Support, Inc.; Chairman and Chief Executive Officer of Pacesetter; and head of the cardiac management division of Siemens AG Medical Group. Dr. Jaensch also served as controller of Siemens Data Processing Group and Director of Siemens Internal Accounting and Budgeting operations. Dr. Jaensch holds a Masters degree in Business Administration and Ph.D. degree in Finance from the University of Frankfurt. He also served as an Associate Professor at the University of Frankfurt prior to joining Siemens.

        PROFESSOR DANIEL TSUI became a Director of MRV in December 1999. Professor Tsui is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University and was awarded the 1998 Nobel prize in Physics for the discovery and explanation of the fractional quantum hall effect. Professor Tsui was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences. He is a fellow of the American Physical Society and the American Association for the Advancement of Science. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid-state physics. He received his Ph.D. in physics from the University of Chicago in 1967 and for 13 years was with Bell Laboratories before joining Princeton University, where he spent the last 16 years.

        PROFESSOR BARUCH FISCHER became a Director of MRV in December 1999. Professor Fischer currently serves as Dean of the Electrical Engineering Faculty at the Technion. Professor Fischer's current Research Activities include solid state devices, lasers and optical amplifiers; WDM technology; fiber gratings; all optical networks; non-linear effect in fiber, wave mixing; and optical computing, optical data storage and optical image processing. He has authored or co-authored approximately 180 papers and holds several patents in the field of optics and opto-electronics. He received his Ph.D. from Bar-Ilan University, Israel in 1980. He subsequently became a Post-Doctorate Fellow at CalTech and joined the faculty of the Technion in 1983.

        Each director is elected for a period of one year at MRV's annual meeting of stockholders and serves until the next annual meeting and until his successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the board of directors, subject to relevant employment agreements. None of the Directors of MRV are related by blood, marriage or adoption to any of MRV's Directors or executive officers.

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

        We believe, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater stockholders was duly and timely filed during the year ended December 31, 2001, except for a Form 3 of Shay Gonen and one Form 4 by each of Noam Lotan and Shlomo Margalit. The Form 3 filed late by Mr. Gonen reported as his beneficial ownership of our shares grants to him of stock options exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 under the Exchange Act that occurred prior to his appointment as an executive officer of MRV. The Form 4 filed late by Mr. Lotan reported four separate sales transactions involving the sale of an aggregate of 3,150 shares during August 2001 and one transaction involving the grant to him of stock options in January 2001 that was exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 under the Exchange Act and, but for such sales, would have been reportable under Form 5. The Form 4 filed late by Dr. Margalit reported four separate transactions involving the sale of an aggregate of 6,400 shares during August 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The members of the Board of Directors who are not employees of the Company receive cash compensation of $800 per month and $500 for each Board of Directors' meeting attended, while serving as Directors.

        The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for each of its other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal year ended December 31, 2001:

                                                                                          Long-term
                                                                                        Compensation
                                                                                         Securities
                                                                                         Underlying -        All other
                                                Year       Salary             Bonus       Options(#)        Compensation
                                                ----      ---------         --------    -------------       ------------
Noam Lotan                                      2001      $ 100,000         $     --         98,000         $      --
President and Chief Executive Officer           2000      $ 100,000         $     --             --                --
                                                1999      $ 100,000         $     --             --                --

Shlomo Margalit                                 2001      $ 110,000         $     --             --                --
Chairman of the Board of Directors,             2000      $ 110,000         $     --             --                --
  Chief Technical Officer and Secretary         1999      $ 110,000         $     --             --                --

Edmund Glazer(1)                                2001      $ 153,462         $     --        130,000         $      --
Vice President of Finance and                   2000      $ 140,000         $     --         40,000                --
Administration and Chief Financial Officer      1999      $ 140,000         $     --         60,000                --

William R Spivey(2)                             2001      $ 199,574(3)      $ 90,000      2,064,000(4)      $ 400,000(5)
President and Chief Executive Officer           2000      $ 138,000         $ 90,000        316,315         $  48,682(6)
  of Luminent, Inc                              1999            N/A              N/A            N/A               N/A

Shay Gonen                                      2001      $ 128,955         $     --        100,000         $      --
Interim Chief Financial Officer                 2000      $ 104,836         $     --             --                --
                                                1999      $ 102,000                          26,000                --

----------
(1) Mr. Glazer was killed in the air crash of American Airlines Flight 11 into North Tower of the World Trade Center on September 11, 2001. The table includes salary paid and options granted to Mr. Glazer's wife following his death.

(2)  Dr. Spivey joined Luminent in July 2000 and resigned in September 2001.

(3) Consists of regular salary of $177,115, vacation pay of $19,924 and payment for personal time of $2,535.

(4) In connection with the short-form merger of Luminent, which was completed on December 28, 2001, MRV agreed to assume the outstanding options to purchase shares of Luminent, adjusted for the exchange ration of 0.43 of a share of MRV common stock for each outstanding share of Luminent common stock MRV did not own prior to the merger. The options reflected in the table for Dr. Spivey for 2001 are the number of MRV shares issuable to Dr. Spivey as the result of MRV assumption of Dr. Spivey's outstanding Luminent options on December 28, 2001.

(5)  Consists of severance compensation paid in 2001.

(6) Consists of a reimbursement of legal fees Dr. Spivey incurred in 2000 in connection with the negotiation of his employment contract.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides certain information regarding stock option grants made to the Named Executive Officers in the year ended December 31, 2001.

                                          Percent                               Potential realizable value
                          Number of       of total                                at assumed annual rate
                         securities       options                                  of stock appreciation
                         underlying      granted to                                   for option term
                           options       employees  Exercise    Expiration      ---------------------------
Name                       granted        in 2001  price($/sh)     Date           5%(1)            10%(1)
-----------------        ----------      --------- -----------   ---------      ----------       ----------
Noam Lotan                 18,000           1.3    $    12.00     1/8/2007      $   73,461       $  166,657
                           80,000           5.9    $     2.70    9/20/2007      $   73,461       $  166,657
Shlomo Margalit                --            --            --           --              --               --

Edmund Glazer(2)           20,000           1.5    $    12.00    9/12/2004      $   47,231       $  101,057
                           30,000           2.2    $     5.38    9/12/2004      $   29,561       $   62,899
                           80,000           (2)    $     2.70    9/12/2004      $   27,392       $   56,888

William R. Spivey       2,064,000           (3)    $14.534883    9/11/2003              (4)              (4)

Shay Gonen                100,000           7.4    $     2.70    9/26/2007      $   91,826       $  208,321


----------

(1) The dollar amounts under these columns are the result of calculations assuming the price of MRV's common stock on the date of the grant of the option (or, in the case of Dr. Spivey, on December 28, 2001, when MRV agreed to assume outstanding Luminent options by converting them into in options to purchase MRV common stock adjusted for the 0.43 exchange ratio) increases at the hypothetical 5% and 10% rates set by the SEC for the term of the option. Neither the amounts reflected nor the rates applied are intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Mr. Glazer was killed on September 11, 2001. The table includes options granted to Mr. Glazer's wife following his death. Options reflected for Mr. Glazer at December 31, 2001 are beneficially owned by his estate or wife. Options granted to Mrs. Glazer after Mr. Glazer's death are not included in the calculation of total options granted to MRV employees during 2001.

(3) In connection with the short-form merger of Luminent, which was completed on December 28, 2001, MRV agreed to assume the outstanding options to purchase shares of Luminent, adjusted for the exchange ration of 0.43 of a share of MRV common stock for each outstanding share of Luminent common stock MRV did not own prior to the merger. Accordingly, these options were not part of the total options granted to MRV employees during 2001.

(4) The potential realizable value of these options, calculated by assuming that the market price of MRV's common stock on December 28, 2001 (the date MRV assumed Dr. Spivey's Luminent options) appreciates at the 5% and 10% rates set by the SEC for the term of the options, minus the exercise price of these options, is less than zero.

FISCAL YEAR END OPTION VALUES

        No options were exercised by any of the Named Executive Officers during the year ended December 31, 2001. The following table provides certain information concerning MRV stock options and held by the named the Named Executive Officers at December 31, 2001.

                           Number of shares
                        underlying unexercised         Value of unexercised
                              options at              in-the money options at
                           December 31, 2001            December 31, 2001(1)
                      --------------------------    ---------------------------
                      Exercisable  Unexercisable    Exercisable   Unexercisable
                      -----------  -------------    -----------   -------------
Noam Lotan                12,000      98,000         $  21,540      $ 137,600
Shlomo Margalit               --          --                --             --
Edmund Glazer(2)         268,000          --         $ 313,510      $      --
William R. Spivey      2,380,315          --                --             --
Shay Gonen                33,500     111,500         $  60,133      $ 194,438

----------

(1) Based on difference between the closing price of MRV common stock on December 31, 2001 and the exercise price.

(2) Mr. Glazer was killed on September 11, 2001. The table includes options granted to Mr. Glazer's wife following his death. Options reflected for Mr. Glazer at December 31, 2001 are beneficially owned by his estate or wife.

EMPLOYMENT AGREEMENTS

        In March 1992, MRV entered into three-year employment agreements with Mr. Lotan and Dr. Margalit. Upon expiration, these agreements automatically renew for one-year terms unless either party terminates them by giving the other three months' notice of non-renewal prior to the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of MRV and Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. Mr. Lotan and Dr. Margalit receive base annual salaries of $100,000 and $110,000, respectively, and each is entitled to receive a bonus determined and payable at the discretion of the board of directors upon the recommendation of the Compensation Committee of the Board. Recommendations with respect to bonus levels are based on achievement of specified goals, such as new product introductions, profitability levels, revenue goals, market expansion and other criteria as established by the Compensation Committee. Effective January 1, 2002, Mr. Lotan's salary was increased to $150,000 per year.

        In July 2000, MRV and its subsidiary, Luminent, entered into a four-year employment agreement with Dr. William R. Spivey, Luminent's former President and Chief Executive Officer. Under the agreement, Luminent agreed to pay to Dr. Spivey an annual salary of $300,000 with a bonus targeted at $75,000 for 2000 and at $150,000 for the following years as determined at the discretion of our board of directors. MRV granted Dr. Spivey an option to purchase 316,315 shares of MRV common stock exercisable at $32.56 per share for five years. Luminent granted to Dr. Spivey an option to purchase 4,800,000 shares of Luminent common stock at an exercise price of $6.25 per share. Dr. Spivey's option to purchase MRV common stock was fully exercisable as of the date of grant, and his option to purchase Luminent common stock vested in annual installments of 25%, beginning on July 11, 2000, provided, however, that in the event his employment was terminated other than for cause he was entitled to receive from the date of termination over a one year period an amount equal to two times the sum of his annual salary plus bonus and all of his unvested Luminent options will automatically vest and become exercisable. Dr. Spivey's resignation on September 12, 2001 was considered by the parties to be a termination other than for cause under his employment agreement entitling him to the severance benefits of his employment agreement therefor. The salary and bonus portion of Dr. Spivey's severance compensation totals $900,000, and is payable in 24 equal installments of $37,500 each beginning on or about October 1, 2001, in accordance with the payroll cycles of Luminent and MRV and continuing through September, 2002. As a consequence of Dr. Spivey's resignation, his MRV and Luminent options are now exercisable through September 11, 2003. On December 28, 2001, MRV completed the short-form merger of Luminent. Former Luminent stockholders whose shares were converted in the merger are entitled to receive 0.43 of share of MRV common stock for each share of Luminent common stock owned at the time of the merger. In addition, MRV assumed in the merger options to purchase Luminent common stock that were outstanding and accordingly, Dr. Spivey's Luminent stock options were converted into options to purchase 2,064,000 shares of MRV common stock, exercisable at $14.534883 per share until September 11, 2003.

        Each officer also receives employee benefits, such as vacation, sick pay and insurance, in accordance with MRV's policies, which are applicable to all employees. MRV has obtained, and is the beneficiary of, key man life insurance policies in the amount of $1,000,000 on the lives of each of Dr. Margalit and Mr. Lotan. All benefits under these policies will be payable to MRV upon the death of an insured.

COMPENSATION OF OUTSIDE DIRECTORS

        Outside directors, i.e., directors who are not employees of MRV, receive cash compensation of $800 per month and $500 for each board of directors' meeting attended, while serving as Directors. In January 2002, MRV granted to each outside director options to purchase 30,000 shares of its common stock at $12.00 per share and in September 2001, MRV granted to each outside director (other than Dr. Shidlovsky who was granted options to purchase 33,000 shares) options to purchase 30,000 shares of its common stock at $2.70 per share.

BOARD COMMITTEES

        MRV's board of directors has established the Compensation Committee, the Audit Committee and the Executive Committee. The Compensation Committee reviews and recommends to the board of directors the compensation and benefits of all MRV's officers and establishes and reviews general policies relating to compensation and benefits of our employees. The Compensation Committee consists of Igal Shidlovsky and Guenter Jaensch. The Audit Committee reviews MRV internal accounting procedures and consults with and reviews the services provided by its independent accountants. The Audit Committee consists of Igal Shidlovsky, Guenter Jaensch and Daniel Tsui. The Executive Committee is empowered to take any action that the board of directors is authorized to act upon, with the exception of the issuance of stock, the sale of all or substantially all of MRV's assets and other significant corporate transactions. The Executive Committee consists of Noam Lotan and Shlomo Margalit.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the members of the Compensation Committee has ever been an officer or employee of MRV. None of MRV's executive officers has served or currently serves on a board of directors or on a compensation committee of any other entity that had officers who served on MRV's board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER
         AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 18, 2002, of (i) each person known by the Company to own beneficially 5% or more of the Common Stock,
(ii) each current director of the Company owning Common Stock, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group.

                                                         COMMON STOCK
                                                  --------------------------
    NAME AND ADDRESS(1) OF BENEFICIAL             NUMBER OF       PERCENTAGE
      OWNER(2) OR IDENTITY OF GROUP                 SHARES         OWNERSHIP
-----------------------------------------------   ---------       ----------
Shlomo Margalit                                   3,305,660          3.7%
Noam Lotan                                        1,473,824(3)       1.7%
Edmund Glazer                                       298,000(4)         *
William R. Spivey                                 2,380,315(5)       2.6%
Shay Gonen                                           33,500(5)         *
Igal Shidlovsky                                      82,600(6)         *
Guenter Jaensch (8)                                  44,000(5)         *
Professor Daniel Tsui (9)                            18,000(5)         *
Professor Baruch Fischer (10)                        18,000(5)         *
All executive officers and directors as a group   4,993,584(7)       5.6%

----------
 *   Less than 1%

(1) Except as noted below, the address of each of the person listed is c/o MRV Communications, Inc., 20415 Nordhoff Street, Chatsworth, California, 91311.

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

(3) Includes 18,000 shares issuable pursuant to stock options exercisable within 60 days of March 18, 2002.

(4) Mr. Glazer, MRV's Vice President of Finance and Administration and Chief Financial Officer, was killed on September 11, 2001 in the World Trade Center terrorist attacks. The number of shares reflected in the table consist of 30,000 shares held in his estate and options exercisable by his estate within 60 days of March 18, 2002.

(5) Consists of shares issuable upon exercise of stock options within 60 days of March 18, 2002.

(6) Includes 74,000 shares issuable upon exercise of stock options within 60 days of March 18, 2002.

(7) Includes 208,000 shares issuable upon exercise of stock options within 60 days of March 18, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 1998, MRV and Zaffire, Inc. (formerly New Access Communications, Inc.) entered into a Securities Purchase Agreement, under which MRV purchased for $950,000 shares of the capital stock of Zaffire equal to approximately 19% of the capital stock of Zaffire then outstanding and warrants to purchase additional capital stock of Zaffire, which, if fully exercised for an aggregate of $2,050,000, MRV would own an aggregate of approximately 60% of Zaffire's capital stock (when the shares purchased upon exercise of the warrants were added to MRV's existing stake in Zaffire). The warrants were exercisable in two installments (provided the first installment was exercised) by July 1, 1999 and January 4, 1999, respectively. These warrants were fully exercised in 1999. In May 2000, MRV, along with 36 other accredited investors, and Zaffire entered into a Series C Preferred Stock Purchase Agreement under which MRV purchased for $5,000,000 shares of Series C Preferred Stock of Zaffire. At September 30, 2001, MRV had an approximate 22% ownership interest in Zaffire.

        Zaffire was engaged in the development of new products based on wave division multiplexing technology. In July 2001, Zaffire reached an agreement with Centerpoint Broadband Technologies, Inc., under which Centerpoint agreed to acquire Zaffire in an all stock transaction. Centerpoint develops high capacity transport systems that maximize network performance for both optical and wireless networks. These highly scalable, dynamically flexible systems allow service providers advanced levels of bandwidth efficiency, capacity and high service velocity. The Centerpoint -- Zaffire acquisition was completed in October 2001. Dr. Near Margalit was the Chairman of the Board and Chief Technical Officer of Zaffire and a principal stockholder of it and became Chief Technical Officer of Centerpoint following its acquisition of Zaffire. Dr. Near Margalit is the son of Dr. Shlomo Margalit, a principal stockholder of MRV and MRV's Chairman of the Board of Directors and Chief Technical Officer. At December 31, 2001, MRV owned less than 10% of Centerpoint.

        From November 9, 2001, when it completed its initial public offering, through December 28, 2001, when MRV completed a short form merger, approximately 7.7% of the outstanding capital stock of Luminent was publicly held. During this period and prior to it, divisions and subsidiaries of MRV were customers of Luminent and purchased, substantial quantities of Luminent's fiber optic components. These customers accounted for Luminent sales of $2.5 million during 1999, $4.9 million during the year ended December 31, 2000 and $5.7 million during the year ended December 31, 2001. At December 31, 2000, using cash generated from operations Luminent had repaid approximately $6.5 million to MRV for interest-free advances Luminent made to MRV to cover payroll and other operating expenses. At September 30, 2001, Luminent had incurred $6.2 million in estimated income tax liability and $1.1 million in transitional services due MRV. The transitional services related substantially to Luminent's portion of group insurance coverages. In December 2001, Luminent repaid these amounts totaling $7.3 million in full. Further, MRV repaid $4.4 million in December 2001 for product sales by Luminent to divisions and subsidiaries of MRV. Like other customers, sales by Luminent to MRV-related customers are based on purchase orders and none of MRV or its companies has any long long-term arrangements with Luminent regarding purchases.

For the three years in the period ended December 31, 2000, intercompany transactions between Luminent and divisions and subsidiaries of MRV consisted of the following (in thousands):

                                                 Year ended December 31,
                                         -------------------------------------
                                           1998           1999          2000
                                         --------       --------      --------
Sales to MRV and its affiliates          $  2,104       $  2,503      $  4,878
Operating expenses                          7,218          9,512        14,213
Fair value of acquisitions                     --            250       440,628
Deferred stock compensation                    --             --        40,950
Net cash advances (distributions)          (1,232)         1,709         1,568
                                         --------       --------      --------
  Equity of MRV Communications, Inc      $  8,090       $ 13,974      $502,237
                                         ========       ========      ========

        In preparation for Luminent's separation from MRV prior to its initial public offering, Luminent entered into various agreements related to interim and ongoing relationships with MRV. These agreements provided for transitional services and support in the areas of data processing and telecommunications services (such as voice telecommunications and data transmission and information technology support services) for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement and other administrative functions. Services were generally cost plus 5%, but could have increased to cost plus 10% if the services extended beyond a one-year period. Subsequent to the separation date, certain of these services were discontinued, including accounting, financial management, payroll, legal, procurement and other administrative functions. The transition period varied depending on the agreement but was generally one year. All amounts paid under these agreements have been discussed above.

        Although the fees provided for in the agreements were intended to represent the fair market value of these services, MRV and Luminent cannot assure that these fees necessarily reflected the costs of providing these services from unrelated third parties or of Luminent providing these services internally. However, Luminent and MRV believed that purchasing these services from MRV, and providing these services to Luminent, provided an efficient means of obtaining them during the transition period. With the merger, these agreements have been terminated.

..
        Through the completion of the short form merger of Luminent, Luminent became a wholly-owned subsidiary of MRV on December 28, 2001 and these agreements were effectively terminated on that date. Further, beginning in 2002, MRV no longer plans to report transactions between itself and its divisions and Luminent.

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

EXHIBIT NO                              DESCRIPTION
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

3.5 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 11, 2000
               (incorporated by reference to Exhibit 3.5 of the Company's Form
               10-K for the year ended December 31, 2000 filed April 17, 2001).

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

EXHIBIT NO                              DESCRIPTION
----------                              -----------
10.2           Key Employee Agreement between the Company and Noam Lotan dated
               March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant's Registration Statement on Form S-1 (File
               No. 33-48003)).

10.3           Letter amending Key Employee Agreement between the Company and
               Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant's Registration Statement on Form S-1 (File No.
               33-48003)).

10.4           Letter amending Key Employee Agreement between the Company and
               Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant's Registration Statement on Form S-1 (File No.
               33-48003)).

10.5           Key Employee Agreement between the Company and Shlomo Margalit
               (incorporated by reference to Exhibit 10b(3) filed as part of Registrant's Registration Statement on Form S-1 (File No.
               33-48003)).

10.6           Letter amending Key Employee Agreement between the Company and
               Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant's Registration Statement on Form S-1
               (File No. 33-48003)).

10.7           Form of Letter amending Key Employee Agreement between the
               Company and Shlomo Margalit (incorporated by reference to Exhibit
               10b(3)2 filed as part of Registrant's Registration Statement on Form S-1 (File No. 33-48003)).

10.8           MRV Communications Inc. Incentive Plan for Grant of Warrants to
               Employees Subsidiaries (incorporated by reference to Exhibit No.
               10.21 of Registrant's Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

10.9           Standard Industrial/Commercial Single-Tenant Lease dated October
               8, 1996 between the Company and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996 filed April 15, 1997).

10.10          American Industrial Real Estate Association, Standard Industrial/
               Commercial Single-Tenant Lease - Net dated November 17, 1997 by and between Ruth G. Fisher Living Trust U/D/T dated June 28, 1990 and Registrant relating to the premises located at 8928
               Fullbright Avenue, Chatsworth, California (incorporated by reference to Exhibit No. 10.35 of Registrant's Report on Form
               10-K for the year ended December 31, 1997 filed April 15, 1998).

10.11          New Lease dated February 22, 1993 by and between 495 Littleton
               Associates and Xyplex, Inc. relating to the premises located at 295 Foster Street, Littleton, Mass, Amendments Nos. 1 through 4 thereto (incorporated by reference to Exhibit No. 10.36 of Registrant's Report on Form 10-K for the year ended December 31,
               1997 filed April 15, 1998).

10.12          Fifth Amendment to Lease relating to the premises located at 295
               Foster Street, Littleton, Mass. with attached Lease Guaranty of
               Registrant (incorporated by reference to Exhibit 10.31 of the Company's Form 10-K for the year ended December 31, 1998 filed
               March 31, 1999).

10.13 Indenture, dated as of June 26, 1998, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to the Company's 5% Convertible Subordinated Notes Due 2003 (the
               "Notes") (incorporated by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarter ended June 30, 1998, filed
               August 14, 1998)

10.14          Purchase Agreement, dated June 23, 1998, between the Company and
               Prudential Securities Incorporated and Bear, Stearns & Co. Inc.
               relating to the Notes (incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

EXHIBIT NO                              DESCRIPTION
----------                              -----------

10.15 Indenture, dated as of June 26, 1998, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to the Notes (incorporated by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarter ended June 30, 1998, filed
               August 14, 1998).

10.16          Registration Rights Agreement dated June 26, 1998 between the
               Company and Prudential Securities Incorporated and Bear, Stearns
               & Co. Inc. relating to the shares of Common Stock issuable upon conversion of the Notes (incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

10.17          Underlease dated September 16, 1998 between Lowe Azure Limited,
               NBase Europe Gmbh and the Company relating to property at Unit
               16, Campbell Court, Campbell Road, Bramley Basingstoke Hampshire,
               England (incorporated by reference to Exhibit 10.37 of the Company's Form 10-K for the year ended December 31, 1998 filed
               March 31, 1999).

10.18          Standard Industrial/Commercial Single-Tenant Lease - Net dated
               December 1, 1998 by and between Radar Investments, Inc. and
               Registrant relating to the premises located at 8943 Fullbright
               Avenue, Chatsworth, California (incorporated by reference to
               Exhibit 10.38 of the Company's Form 10-K for the year ended
               December 31, 1998 filed March 31, 1999).

10.19 Stock Purchase Agreement Dated February 21, 2000 relating to the sale and purchase of up to one hundred percent (100%) of the ordinary shares in the capital of Fiber Optic Communications, Inc. ("FOCI") and the sale and purchase of two million four hundred thousand of ordinary shares in the capital of MRV
               Communications, Inc. (incorporated by reference to Exhibit 10.33 of the Company's Form 10-K filed with the SEC on March 30, 2000).

10.20          Stock Option Agreement dated July 11, 2000 between William R.
               Spivey and the Registrant (incorporated by reference to Exhibit
               10.4 filed with the Luminent, Inc. Registrant Statement (file no.
               333-42238) on Form S-1 on July 26, 2000).

10.21 Stock Option Agreement dated July 12, 2000 between Eric Blachno and the Registrant (incorporated by reference to Exhibit 10.7 filed with the Luminent, Inc. Registration Statement (file no.
               333-42238) on Form S-1 on October 5, 2000).

10.22 Escrow Agreement dated as of 21st day of February, 2000, by and among the Registrant, the Selling Shareholders of FOCI and the law firm of Baker & McKenzie, Taipei Office (incorporated by reference to Exhibit 2.1(b) of the Form 8-K of the Registrant filed with the SEC on May 9, 2000).

10.23 Addendum to Stock Purchase Agreement dated as of April 14, 2000 by and among FOCI, the Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(c) of the Form 8-K of the Registrant filed with the SEC on May 9, 2000).

10.24 Addendum to Escrow Agreement dated as of April 14, 2000 by and among FOCI, Registrant and the selling shareholders of FOCI
               (incorporated by reference to Exhibit 2.1(d) of the Form 8-K of the Registrant filed with the SEC on May 9, 2000).

10.25 Addendum No. 2 to Escrow Agreement dated as of June 26, 2000 by and among FOCI, the Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(e) of the Form
               8-K/A of the Registrant filed with the SEC on July 7, 2000).

10.26          Addendum No. 2 to Stock Purchase Agreement dated as of June 26,
               2000 by and among FOCI, the Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(e) of the Form 8-K/A of the Registrant filed with the SEC on July 7,
               2000).

EXHIBIT NO                              DESCRIPTION
----------                              -----------
10.27          Memorandum of Understanding dated as of June 26, 2000 between the
               Registrant and the remaining shareholders of FOCI (incorporated by reference to Exhibit 2.1(g) of the Form 8-K/A of the
               Registrant filed with the SEC on July 7, 2000).

10.28 Stock Purchase Agreement by and between the Registrant and the shareholders of Optronics International Corp. ("OIC") dated April
               23, 2000 (incorporated by reference to Exhibit 10.19 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on
               Form S-1 on July 26, 2000).

10.29 Escrow Agreement, dated as of the 23rd day of April 2000, by and among the Registrant, the selling shareholders of OIC and the law firm of Baker & McKenzie, Taipei Office (incorporated by reference to Exhibit 10.20 filed with the Luminent, Inc.
               Registration Statement (file no. 333-42238) on Form S-1 on July
               26, 2000).

10.30 Stock Purchase Agreement by and between the Registrant and the shareholders of Quantum Optech Inc. ("QOI") dated April 26, 2000
               (incorporated by reference to Exhibit 10.21 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on
               Form S-1 on July 26, 2000).

10.31 Escrow and Stock Pledge Agreement dated as of April 26, 2000 by and between the Registrant and certain shareholders of QOI
               (incorporated by reference to Exhibit 10.22 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on
               Form S-1 on July 26, 2000).

10.32 Addendum to Stock Purchase Agreement made as of June 16th, 2000 by and among the Registrant, QOI and shareholders of QOI
               (incorporated by reference to Exhibit 10.23 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on
               Form S-1 on July 26, 2000).

10.33          Addendum to Escrow and Stock Pledge Agreement dated as of June
               16, 2000 by and between the Registrant and certain shareholders of QOI (incorporated by reference to Exhibit 10.24 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on
               Form S-1 on July 26, 2000).

10.34          2000 MRV Communications, Inc. Stock Option plan for Employees of
               Optronics International Corp. (incorporated by reference to
               Exhibit 4.1 of the Registrant's Registration Statement on Form
               S-8 filed with the SEC on October 13, 2000 (file no. 333-47898)).

10.35          Form of Stock Option Agreement for the 2000 MRV Communications,
               Inc. Stock Option Plan for Employees of Optronics International
               Corp. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 filed with the
               SEC on October 13, 2000 (file no. 333-47898)).

10.36          2000 MRV Communications, Inc. Stock Option Plan for Employees of
               AstroTerra Corporation (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47900)).

10.37          Form of Stock Option Agreement for the 2000 MRV Communications,
               Inc. Stock Option Plan for Employees of AstroTerra Corporation
               (incorporated by reference to Exhibit 4.2 of the Registrant's
               Registration Statement on Form S-8 filed with the SEC on October
               13, 2000 (file no. 333-47900)).

10.38          1997 Incentive and Nonstatutory Stock Option Plan, as amended
               (incorporated by reference to Exhibit A to the Registrant's
               Definitive Proxy Statement filed with the SEC on November 14,
               2001)

EXHIBIT NO                              DESCRIPTION
----------                              -----------
10.39          Form of Stock Option Agreement under the 1997 Incentive and
               Nonstatutory Stock Option Plan (incorporated by reference to
               Exhibit 4.2 to the Registrant's Registration Statement on Form
               S-8 filed with the SEC on September 24, 1999 (file no.
               333-87735)).

10.40 Underwriting Agreement dated as of November 9, 2000 by and between the Registrant, the Registrant and Credit Suisse First
               Boston Corporation, acting on behalf of themselves and as the Representatives of the several Underwriters (incorporated by reference to Exhibit 10.25 of the Form 10-K for the year ended
               December 31, 2000 of Luminent, Inc. filed with the SEC on April
               2, 2001).

10.41          Master Separation and Distribution Agreement dated as of July 25,
               2000 between the Registrant and Luminent, Inc. (incorporated by reference to Exhibit 2.1 filed with the Luminent, Inc.
               Registration Statement (file no. 333-42238) on Form S-1 on July
               26, 2000).

10.42 Amendment to Master Separation and Distribution Agreement dated as of September 8, 2000, between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.27 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

10.43          General Assignment and Assumption Agreement dated as of September
               8, 2000 between the Registrant and Luminent, Inc. (incorporated by reference to Exhibit 10.28 of the Form 10-K for the year ended
               December 31, 2000 of Luminent, Inc. filed with the SEC on April
               2, 2001).

10.44          Master Technology Ownership and License Agreement dated as of
               September 8, 2000 between the Registrant, and Luminent, Inc.
               (incorporated by reference to Exhibit 10.29 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

10.45 Employee Matters Agreement dated as of September 8, 2000 between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.30 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

10.46 Real Estate Matters Agreement dated as of September 8, 2000 between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.31 of the Form 10-K for the year ended
               December 31, 2000 of Luminent, Inc. filed with the SEC on April
               2, 2001).

10.47          Master Transitional Services Agreement dated as of September 8,
               2000 between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.32 of the Form 10-K for the year ended
               December 31, 2000 of Luminent, Inc. filed with the SEC on April
               2, 2001).

10.48          Master Trademark Ownership and License Agreement dated as of
               September 8, 2000 between the Registrant, and Luminent, Inc.
               (incorporated by reference to Exhibit 10.33 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

10.49          Master Patent Ownership and License Agreement dated as of
               September 8, 2000 between the Registrant, and Luminent, Inc.
               (incorporated by reference to Exhibit 10.34 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

10.50          Indemnification and Insurance Matters Agreement dated as of
               September 8, 2000 between the Registrant, and Luminent, Inc.
               (incorporated by reference to Exhibit 10.35 of the Form 10-K for the year ended December 31, 2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

10.51          Master Confidential Disclosure Agreement dated as of September 8,
               2000 between the Registrant, and Luminent, Inc. (incorporated by reference to Exhibit 10.36 of the Form 10-K for the year ended
               December 31, 2000 of Luminent, Inc. filed with the SEC on April
               2, 2001).

EXHIBIT NO                              DESCRIPTION
----------                              -----------
10.52          Tax Sharing Agreement dated as of September 8, 2000 between the
               Registrant, and Luminent, Inc. (incorporated by reference to
               Exhibit 10.37 of the Form 10-K for the year ended December 31,
               2000 of Luminent, Inc. filed with the SEC on April 2, 2001).

10.53          Resignation Agreement and General Release between Registrant and
               Luminent and William R. Spivey dated September 12, 2001
               (incorporated by reference to Exhibit 10.62 of registrant's
               Post-Effective Amendment No. 4 to Registration Statement on Form
               S-4 filed with the SEC on December 28, 2001).

10.54          Stock Purchase Agreement dated July 7, 2000, by and among
               Astroterra Corporation, certain shareholders of AstroTerra
               Corporation and the Registrant (incorporated by reference to Exhibit 2.1(a) of the Form 8-K filed with the SEC on July 27,
               2000).

10.55          Registration Rights Agreement dated July 7, 2000 by and among the
               Registrant and employees of Astroterra Corporation (incorporated by reference to Exhibit 2.1(b) of the Form 8-K filed with the SEC on July 27, 2000).

10.56          2001 MRV Communications, Inc. Stock Option Plan for Employees of
               Appointech, Inc. dated January 19, 2001 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form
               S-8 filed with the SEC on October 9, 2001).

10.57          Form of Stock Option Agreement for the 2001 MRV Communications,
               Inc. Stock Option Plan for Employees of Appointech, Inc.
               (incorporated by reference to Exhibit 4.2 of the Registration
               Statement on Form S-8 filed with the SEC on October 9, 2001).

10.58          Stock Option Plan for Employees of Fiber Optic Communications,
               Inc. dated April 25, 2000 (incorporated by reference to Exhibit
               4.1 of the Registration Statement on Form S-8 filed with the SEC on February 9, 2001).

10.59          From of Stock Option Agreement under the Stock Option Plan for
               Employees of Fiber Optic Communications, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form
               S-8 filed with the SEC on February 9, 2001).

10.60          Stock Option Plan for Employees of Quantum Optic, Inc. dated
               April 26, 2000 (incorporated by reference to Exhibit 4.1 of the
               Registration Statement on Form S-8 filed with the SEC on February
               9, 2001).

10.61          Form of Stock Option Agreement under the Stock Option Plan for
               Employees of Quantum Optic, Inc. (incorporated by reference to
               Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 9, 2001).

10.62          Lease Agreement dated January 30, 2001 between Abronson, Cole &
               Eisele, a California General Partnership and Luminent, Inc., relating to premises located at 850 Lawrence Drive (incorporated by reference to Exhibit 10.42 of Luminent, Inc.'s Form 10-Q filed with the SEC on May 15, 2001).

10.63          Lease Agreement dated July 13, 1999 between Nordhoff Industrial
               Complex and the Registrant, relating to premises located at 20550
               Nordhoff Street (incorporated by reference to Exhibit 10.8 of
               Luminent, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 25, 2000).

10.64          Lease Agreement dated November 11, 1997 by and among Kenneth R.
               Smith, Alice J. Smith and MRV Communications, Inc., relating to premises located at 8917 Fullbright Ave. (incorporated by reference to Exhibit 10.9 of Luminent, Inc.'s Registration
               Statement on Form S-1 filed with the SEC on July 26, 2000).

EXHIBIT NO                              DESCRIPTION
----------                              -----------
10.65          Amendment to Lease between Nordhoff Industrial and the Registrant dated December 14, 2001 relating to premises located at 20415
               Nordhoff Street.

10.66          Non-statutory Stock Option Plan for Employees of Luminent, Inc.
               (incorporated by reference to Exhibit 4.1 of the Registration
               Statement on Form S-8 filed with the SEC on February 1, 2002).

10.67          Form of Stock Option Agreement for Non-statutory Stock Option
               Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.68          Lease Agreement dated March 30, 2000 between the Registrant and
               MEPT West Hills, LLC, relating to the premises located at 8433
               Fallbrook Ave.

10.69          Lease Agreement dated August 14, 2000 between George DeRado and
               Luminent, Inc. relating to the premises located at 20520 Nordhoff
               Street.

21             Subsidiaries of Registrant

23.1           Consent of Arthur Andersen LLP to incorporation of Report on
               Financial Statements into registrant's Registration Statements

25             Power of Attorney (included on signature page)


(b)     Reports on Form 8-K.

        Two reports on Form 8-K were filed during the last quarter of the period covered by this Report, as follows:

        (i) A report on Form 8-K dated October 1, 2001 was filed on October 1, 2001 reporting matters under Item 5.

        (ii). A report on Form 8-K dated October 9, 2001 was filed on October 9, 2001 reporting matters under Item 5.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MRV Communications, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MRV Communications, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 12, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and it is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ Arthur Andersen LLP
Arthur Andersen LLP




Los Angeles, California
February 12, 2002

                            MRV COMMUNICATIONS, INC.

                 Schedule II-- Valuation and Qualifying Accounts
                                 (in thousands)


                                   Balance at     Charge to                   Balance at
                                  Beginning of    Costs and                     End of
                                     Period       Expenses       Write-off      Period
                                  ------------    ---------      ---------    ----------
Allowance of doubtful accounts:
Year ended December 31, 1999         $ 8,487      $  1,416       $ (1,452)      $ 8,451
Year ended December 31, 2000         $ 8,451      $  3,833       $ (2,804)      $ 9,480
Year ended December 31, 2001         $ 9,480      $  5,654       $   (335)      $14,799



                                   Balance at     Charge to                   Balance at
                                  Beginning of    Costs and                     End of
                                     Period       Expenses       Write-off      Period
                                  ------------    ---------      ---------    ----------
Restructuring accrual accounts:
Year ended December 31, 1999         $    --      $     --       $     --       $    --
Year ended December 31, 2000              --            --             --            --
Year ended December 31, 2001              --        20,300        (11,623)        8,677
                                     -------      --------       --------       -------
                                     $    --      $ 20,300       $(11,623)      $ 8,677
                                     =======      ========       ========       =======

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on March 20, 2002.



                                        MRV COMMUNICATIONS, INC.


                                        By: /s/ NOAM LOTAN
                                            -----------------------------
                                            Noam Lotan, President and
                                            Chief Executive Officer


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noam Lotan, Shlomo Margalit and Shay Gonen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Names                                    Title                               Date
             -----                                    -----                               ----
       /s/ NOAM LOTAN              President, Chief Executive Officer (Principal
-------------------------------    Executive Officer), and a Director               March 20, 2002
         Noam Lotan


       /s/ SHLOMO MARGALIT         Chairman of the Board, Chief Technical Officer,
-------------------------------    Secretary, and a Director                        March 20, 2002
         Shlomo Margalit


      /s/ SHAY GONEN               Interim Chief Financial Officer
-------------------------------    (Principal Financial and Accounting Officer)     March 20, 2002
         Shay Gonen

      /s/ IGAL SHIDLOVSKY
-------------------------------    Director                                         March 20, 2002
       Igal Shidlovsky

     /s/ GUENTER JAENSCH
------------------------------    Director                                          March 20, 2002
        Guenter Jaensch

     /s/ DANIEL TSUI
-------------------------------    Director                                         March 20, 2002
         Daniel Tsui

     /s/ BARUCH FISCHER
-------------------------------    Director                                         March 20, 2002
        Baruch Fischer
