Form 10-K/A
period 2001-12-31
MRV COMMUNICATIONS INC
filed 2002-03-22
CIK 887969

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                EXPLANATORY NOTE

The purpose of this Amendment is to file with the Securities and Exchange Commission as Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 the letter required by Temporary Note 3T to Article 3 of Regulation S-X (as announced in the Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients Release Nos. 33-8070, 34-45590; 35-27503; 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02 that became effective on March 18, 2002).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Amendment No. 1 to Report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on March 21, 2002.

                                          MRV COMMUNICATIONS, INC.



                                          By: /s/ Noam Lotan
                                              ---------------------------
                                              Noam Lotan, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.



              Names                                 Title                         Date
              -----                                 -----                         ----

     /s/ Noam Lotan                President, Chief Executive Officer          March 21, 2002
------------------------------     (Principal Executive Officer), and a
         Noam Lotan                Director


     /s/ Shlomo Margalit           Chairman of the Board, Chief                March 21, 2002
------------------------------     Technical Officer, Secretary, and a
         Shlomo Margalit           Director

     /s/ Shay Gonen                Interim Chief Financial Officer             March 21, 2002
------------------------------     (Principal Financial and Accounting
         Shay Gonen                Officer)

    /s/ Igal Shidlovsky*
------------------------------     Director                                    March 21, 2002
        Igal Shidlovsky

   /s/ Guenter Jaensch*
------------------------------     Director                                    March 21, 2002
      Guenter Jaensch

    /s/ Daniel Tsui*               Director                                    March 21, 2002
------------------------------
      Daniel Tsui


    /s/ Baruch Fischer*
------------------------------     Director                                    March 21, 2002
      Baruch Fischer


*By: /s/ Shay Gonen
    --------------------------
    Shay Gonen
    Attorney-In-Fact
