Form 10-Q
period 2002-03-31
MRV COMMUNICATIONS INC
filed 2002-05-13
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ---------------------


                                    FORM 10-Q

                                   (Mark One)

[X]  Quarterly report under section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended MARCH 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from __________ to __________

Commission file number 0-25678

                            MRV COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)


         DELAWARE                                                06-1340090
 (State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               identification No.)


                   20415 NORDHOFF STREET, CHATSWORTH, CA 91311
               (Address of principal executive offices, Zip Code)

         Issuer's telephone number, including area code: (818) 773-0900

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of May 9, 2002, there were 90,590,429 shares of Common Stock, $.0017 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.

                            FORM 10-Q, MARCH 31, 2002

                                      INDEX

                                                                                              Page Number
                                                                                              -----------
PART I         Financial Information                                                                    3

Item 1.        Financial Statements:                                                                    3

               Consolidated Condensed Statements of Operations (unaudited) for the                      4
                 Three Months ended March 31, 2002 and 2001

               Consolidated Condensed Balance Sheets as of March 31, 2002 (unaudited)                   5
                 and December 31, 2001

               Consolidated Condensed Statements of Cash Flows (unaudited) for the                      6
                 Three Months ended March 31, 2002 and 2001

               Notes to Unaudited Consolidated Condensed Financial Statements                           7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results                 13
                 of Operations

PART II        Other Information                                                                       35

Item 1.        Legal Proceedings                                                                       35

Item 2.        Changes in Securities and Use of Proceeds                                               35

Item 6.        Exhibits and Reports in Form 8-K                                                        35

               Signatures                                                                              37

As used in this Report, "we, "us", "our", "MRV" or the "Company" refer to MRV Communications, Inc. and its consolidated subsidiaries.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MRV's latest annual report on Form 10-K.

        In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. and Subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the three months then ended.

                            MRV COMMUNICATIONS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended
                                                                       ------------------------------
                                                                       MARCH 31,            March 31,
                                                                          2002                2001
-----------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
NET REVENUES                                                           $  62,418            $ 100,104
Cost of goods sold                                                        43,105               66,391
                                                                       ---------            ---------
GROSS PROFIT                                                              19,313               33,713
                                                                       ---------            ---------

OPERATING COSTS AND EXPENSES -
Product development and engineering                                       15,620               25,005
Selling, general and administrative                                       23,539               38,412
Amortization of intangibles                                                2,504               28,139
                                                                       ---------            ---------
Total operating costs and expenses                                        41,663               91,556
                                                                       ---------            ---------

OPERATING LOSS                                                           (22,350)             (57,843)

Other expense, net                                                        13,122                  520
                                                                       ---------            ---------
LOSS BEFORE MINORITY INTEREST, PROVISION (BENEFIT) FOR TAXES
AND EXTRAORDINARY ITEM                                                   (35,472)             (58,363)

Minority interest                                                            105               (1,388)

Provision (benefit) for taxes                                                186               (2,683)
                                                                       ---------            ---------

LOSS BEFORE EXTRAORDINARY GAIN                                           (35,763)             (54,292)

Extraordinary gain on extinguishment of debt, net of tax                   3,244                   --
                                                                       ---------            ---------
NET LOSS                                                               $ (32,519)           $ (54,292)
                                                                       =========            =========

EARNINGS PER SHARE:

Basic and diluted loss per share -

   Loss before extraordinary gain                                      $   (0.42)           $   (0.73)
                                                                       =========            =========
   Extraordinary gain                                                  $    0.04            $      --
                                                                       =========            =========
   Net loss                                                            $   (0.38)           $   (0.73)
                                                                       =========            =========

Weighted average number of shares -

Basic and diluted                                                         84,789               74,370
                                                                       =========            =========

See accompanying notes

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                        MARCH 31,           December 31,
                                                                          2002                 2001
--------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   90,685            $  164,676
   Short-term marketable securities                                        54,226                46,696
   Time deposits                                                            9,603                 9,341
   Accounts receivable                                                     50,166                55,106
   Inventories                                                             55,787                57,308
   Other current assets                                                    11,706                10,044
                                                                       ----------            ----------
TOTAL CURRENT ASSETS                                                      272,173               343,171

PROPERTY AND EQUIPMENT, NET                                                68,802                72,012

GOODWILL AND OTHER INTANGIBLES                                            392,236               395,312

DEFERRED INCOME TAXES                                                      23,749                23,229

INVESTMENTS                                                                 7,604                16,937

OTHER NON-CURRENT ASSETS                                                    9,084                13,834
                                                                       ----------            ----------

                                                                       $  773,648            $  864,495
                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                $    2,521            $   52,226
   Short-term obligations                                                  19,247                18,679
   Accounts payable                                                        47,270                48,586
   Accrued liabilities                                                     31,541                39,035
   Other current liabilities                                                6,637                 9,277
                                                                       ----------            ----------
TOTAL CURRENT LIABILITIES                                                 107,216               167,803

CONVERTIBLE SUBORDINATED NOTES                                             65,346                89,646

LONG-TERM DEBT                                                              7,997                 8,871

OTHER LONG-TERM LIABILITIES                                                 3,940                 3,737

MINORITY INTEREST                                                           9,269                 9,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value:
     Authorized -- 1,000 shares; no shares issued or outstanding               --                    --
   Common stock, $0.0017 par value:
     Authorized -- 160,000 shares
     Issued -- 89,178 shares in 2002 and 82,824 in 2001
     Outstanding -- 89,130 shares in 2002 and 82,776 in 2001                  152                   141
   Additional paid-in capital                                           1,139,611             1,118,942
   Accumulated deficit                                                   (530,202)             (497,683)
   Deferred stock compensation, net                                       (20,467)              (26,344)
   Treasury stock, 48 shares at cost in 2002 and 2001                        (133)                 (133)
   Accumulated other comprehensive loss                                    (9,081)              (10,247)
                                                                       ----------            ----------
TOTAL STOCKHOLDERS' EQUITY                                                579,880               584,676
                                                                       ----------            ----------
                                                                       $  773,648            $  864,495
                                                                       ==========            ==========

See accompanying notes

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             Three Months Ended
                                                                       -------------------------------
                                                                        MARCH 31,            March 31,
                                                                          2002                 2001
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET CASH USED IN OPERATING ACTIVITIES                              $  (7,797)           $ (25,677)
                                                                       ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                               (2,894)             (16,432)
   Purchases of short-term marketable securities                          (7,530)                  --
   Investments in unconsolidated equity method subsidiaries                 (605)                  --
   Proceeds from sale or maturity of investments                              --               16,790
                                                                       ---------            ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (11,029)                 358
                                                                       ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                 76                  385
   Payment to terminate interest rate swap                                (3,198)                  --
   Payments on short-term debt                                                --               (5,075)
   Borrowings on short-term debt                                             568               10,212
   Payments on long-term debt                                            (50,579)                (725)
                                                                       ---------            ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (53,133)               4,797
                                                                       ---------            ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              (2,032)                 987
                                                                       ---------            ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (73,991)             (19,535)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           164,676              210,080
                                                                       ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  90,685            $ 190,545
                                                                       =========            =========

See accompanying notes

                            MRV COMMUNICATIONS, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       EARNINGS PER SHARE

         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options and conversion of the convertible subordinated notes. The effect of the assumed conversion of $65.3 million and $89.6 million of convertible subordinated notes for the three months ended March 31, 2002 and 2001, respectively, have not been included, as it would be anti-dilutive. The dilutive effect of all of MRV's stock options and warrants outstanding for the three months ended March 31, 2002 and 2001, respectively, have not been included in the loss per share computation as their effect would be anti-dilutive.

2.       GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

         Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which was adopted on January 1, 2002, requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). Similarly, adjusted per share amounts also are required to be disclosed for all periods presented. MRV initially applied this statement as of January 1, 2002. The amortization of goodwill, loss before extraordinary gains and net loss for the initial application and prior corresponding period follows (in thousands, except per share amounts).

                                                                            Three Months Ended
                                                                       ------------------------------
                                                                       March 31,            March 31,
                                                                          2002                2001
                                                                       ---------            ---------
          LOSS BEFORE EXTRAORDINARY ITEM:
              Reported loss before extraordinary gain                   $(35,472)            $(54,292)
              Amortization of goodwill                                        --               25,562
                                                                        --------             --------
              Adjusted loss before extraordinary gain                   $(35,472)            $(28,730)
                                                                        ========             ========
          NET LOSS:
              Reported net loss                                         $(32,519)            $(54,292)
              Amortization of goodwill                                        --               25,562
                                                                        --------             --------
              Adjusted net loss                                         $(32,519)            $(28,730)
                                                                        ========             ========

          BASIC AND DILUTED EARNINGS PER SHARE:
              Reported net loss                                         $  (0.38)            $  (0.73)
              Amortization of goodwill                                        --                 0.34
                                                                        --------             --------
              Adjusted net loss                                         $  (0.38)            $  (0.39)
                                                                        ========             ========

         MRV is currently undergoing the first step in the transitional goodwill impairment test prescribed in SFAS No. 142. MRV will complete the transitional goodwill impairment test and expects to report any potential impairment in the second quarter ended June 30, 2002.

3.       COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income" requires that net income
(loss) and all other non-owner changes in equity be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard requires companies to display the components of comprehensive loss, which were as follows (in thousands):

                                                                             Three Months Ended
                                                                       -------------------------------
                                                                       March 31,             March 31,
                                                                          2002                 2001
                                                                       ---------            ----------
         Net loss                                                      $ (32,519)           $ (54,292)
         Realized loss on interest rate swap                               3,198                   --
         Foreign currency translation                                     (2,032)                 987
                                                                       ---------            ---------
                                                                       $ (31,353)           $ (53,305)
                                                                       =========            =========

4.       CASH AND CASH EQUIVALENTS, TIME DEPOSITS AND SHORT-TERM INVESTMENTS

         MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Investments with maturities of less than one year are considered short-term. Time deposits represent investments which are restricted as to withdrawal or use based on maturity terms. Furthermore, MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits.

5.       INVENTORIES

         Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

                                                                    March 31, 2002      December 31, 2001
                                                                    --------------      -----------------
         Raw materials                                                 $  15,687            $  15,444
         Work-in process                                                  19,501               19,230
         Finished goods                                                   20,599               22,634
                                                                       ---------            ---------
                                                                       $  55,787            $  57,308
                                                                       =========            =========

6.       SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

         MRV operates under a business model that includes its operating divisions as well as start-up enterprises. These companies provide network infrastructure products and services and fall into two business segments: operating enterprises and development stage enterprises. Segment information is therefore being provided on this basis.

         Development stage enterprises, which MRV has created or invested in, focus on core routing, network transportation, switching and IP services, and fiber optic components and systems. The primary activities of development stage enterprises have been to develop solutions and technologies of which significant revenues have yet to be earned. MRV's operating enterprises design, manufacture and distribute optical components, optical subsystems, optical networking solutions and Internet infrastructure products.

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

         Business segment net revenues for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                                            Three Months Ended
                                                                       ------------------------------
                                                                       March 31,            March 31,
                                                                          2002                 2001
                                                                       ---------            ---------
         Operating enterprises                                         $  62,418            $ 100,104
         Development stage enterprises                                        --                   --
                                                                       ---------            ---------
                                                                       $  62,418            $ 100,104
                                                                       =========            =========

         There were no inter-segment sales during the three months ended March 31, 2002 and 2001. Net revenues by product group for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                                              Three Months Ended
                                                                       -------------------------------
                                                                        March 31,            March 31,
                                                                          2002                 2001
                                                                       ----------           ----------
         Optical passive components                                    $   6,641            $  11,469
         Optical active components                                        15,642               36,401
         Switches and routers                                             12,723               19,323
         Remote device management                                          3,901                4,065
         Network physical infrastructure equipment                        14,436               18,088
         Services                                                          4,694                4,071
         Other network products                                            4,381                6,687
                                                                       ---------            ---------
                                                                       $  62,418            $ 100,104
                                                                       =========            =========

         For the three months ended and as of March 31, 2002 and 2001, MRV had no single customer that accounted for more than 10% of net revenues or accounts receivable, respectively. MRV does not track customer sales by region for each individual reporting segment. A summary of external net revenues by region is as follows (in thousands):


                                                                            Three Months Ended
                                                                       ------------------------------
                                                                       March 31,            March 31,
                                                                         2002                 2001
                                                                       ---------            ---------
         United States                                                 $  18,232            $  41,903
         Asia Pacific                                                      6,619               14,820
         European                                                         37,244               41,318
         Other                                                               323                2,063
                                                                       ---------            ---------
                                                                       $  62,418            $ 100,104
                                                                       =========            =========

         Business segment operating loss for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                                              Three Months Ended
                                                                       -------------------------------
                                                                        March 31,            March 31,
                                                                          2002                  2001
                                                                       ---------            ----------
         Operating enterprises                                         $ (14,107)           $ (43,864)
         Development stage enterprises                                    (8,243)             (13,979)
                                                                       ---------            ---------
                                                                       $ (22,350)           $ (57,843)
                                                                       =========            =========

         Loss before provision (credit) for income taxes for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

                                                                             Three Months Ended
                                                                       -------------------------------
                                                                       March 31,            March 31,
                                                                          2002                 2001
                                                                       ---------            ----------
         United States                                                 $ (19,353)           $ (29,483)
         Foreign                                                         (12,980)             (27,492)
                                                                       ---------            ---------
                                                                       $ (32,333)           $ (56,975)
                                                                       =========            =========

7.       RESTRUCTURING CHARGES

         From November 9, 2000 through December 28, 2001, MRV owned approximately 92% of Luminent, Inc. and approximately 8% of Luminent's shares where publicly traded. During the second quarter of 2001, Luminent's management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. These actions are expected to realign the business based on current and near-term growth rates. All of these actions are expected to be completed by the end of the fiscal year 2002.

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

         Employee severance costs and related benefits of $1.3 million are related to 671 layoffs through March 31, 2002, bringing Luminent's total workforce to 1,029 employees as of March 31, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

         In addition to the costs associated with employee severance, Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facilities costs related to closed and abandoned facilities were approximately $2.4 million for the year ended December 31, 2001, which were are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that Luminent cannot terminate. As of March 31, 2002, $2.3 million in estimated future obligations remain. In connection with these closed and abandoned facilities, Luminent recorded asset impairment charges of $10.4 million for the year ended December 31, 2001, consisting of leasehold improvements and certain manufacturing equipment to write down the value of this equipment. There were no additional asset impairment charges recorded during the three months ended March 31, 2002. The liability for purchase commitments, $3.7 million still remaining as of March 31, 2002, are for the cancellation or renegotiation of outstanding contracts for materials and capital assets that are no longer required due to Luminent's significantly reduced orders for optical components and sales projections over the next twelve months. During the three months ended March 31, 2002, $1.1 million of the original purchase commitment provision has been reversed to cost of goods sold. Of this amount, $457,000 is a reduction in the estimated future liability due to vendor based on current negotiations, and $637,000 represents inventory and equipment purchase commitments, which will ultimately be utilized.

         The restructuring provision has been reduced by cash payments of $910,000 for the three months ended March 31, 2002 and non-cash related charges of $1.1 million for the three months ended March 31, 2002, resulting in an ending liability balance of $6.6 million. Luminent expects to utilize the remaining balance in the year ending December 31, 2002, which will be paid through cash and cash equivalents and through operating cash flows. Luminent began to realize savings related to the workforce reductions in late 2001, with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent will realize reduced depreciation charges of approximately

$384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

         A summary of the restructuring costs for the three months ended March 31, 2002 is as follows (in thousands):

                                                           December 31,      Additional                       March 31,
                                                              2001           Provision      Utilized (1)        2002
                                                           ------------      ----------     ------------      ---------
         EXIT COSTS:
           Asset impairment                                    $   --          $   --          $   --          $   --
           Closed and abandoned facilities                      2,317              --              56           2,260
           Purchase commitments                                 5,705              --           2,003           3,702
                                                               ------          ------          ------          ------
                                                                8,022              --           2,059           5,962
           Employee severance costs                               655              --              --             655
                                                               ------          ------          ------          ------
                                                               $8,677          $   --          $2,059          $6,617
                                                               ======          ======          ======          ======

         (1) Includes $457,000 in reduction of future liabilities based on current negotiations with vendors and $637,000 in expected usage of previously reserved purchase commitments for inventory and equipment. The provisions previously recognized for these items have been reversed in the three months ended March 31, 2002.

8.       INTEREST RATE SWAP

         MRV entered into an interest rate swap (the "Swap") in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in long-term debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the long-term debt of $50.0 million (see Note 9) and terminated the Swap. The realized loss on the Swap of $3.2 million has been recorded as interest expense and included in other expense, net in the accompanying statements of operations.

9.       LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES

         During the three months ended March 31, 2002, MRV paid off a $50.0 million term loan. Additionally, during the three months ended March 31, 2002, MRV acquired $24.3 million in Convertible Subordinated Notes (the "Notes") in exchange for MRV's issuance of 6.3 million shares of its common stock to the holders of the Notes. In connection therewith, MRV recognized an extraordinary gain of $3.2 million, net of associated taxes. MRV retired the Notes acquired in the exchange.

10.      RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. MRV has reviewed this statement and has determined that there will be no material impact on its financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. MRV adopted this statement on January 1, 2002 and has determined that there will be no material impact on its financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. MRV anticipates applying this statement for the six months ended June 30, 2002 and expects the immediate impact of its application to be the reclassification of the gains on the extinguishment of debt from an extraordinary item to other income.

11.      SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

                                                                          Three Months Ended
                                                                      --------------------------
                                                                      March 31,        March 31,
                                                                        2002            2001
                                                                      ---------        ---------
     SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION (IN THOUSANDS):
             Cash paid during period for interest                      $  982           $1,197
                                                                       ------           ------
             Cash paid during period for taxes                         $  287           $4,540
                                                                       ======           ======


         During the three months ended March 31, 2002, MRV exchanged $24.3 million in convertible subordinated notes for 6.3 million shares of its common stock. This non-cash transaction has been excluded from the accompanying statements of cash flows.

12.      RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report. In addition to historical information, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date of this Report.

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

         Revenues for the three months ended March 31, 2002 were $62.4 million, compared to $100.1 million for the three months ended March 31, 2001, a decrease of 38%. We reported a net loss of $32.5 million and $54.3 million for the three months ended March 31, 2002 and 2001, respectively. A significant portion of these losses were due to the amortization of goodwill and other intangibles and deferred stock compensation related to our acquisitions in 2000 and our employment arrangements with Luminent's former President and its Chief Financial Officer. We will continue to record deferred stock compensation through 2004 relating to these acquisitions and Luminent's employment arrangements with its executives. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, and we no longer amortize goodwill, however, it may require us to record impairment charges (see Recently Issued Accounting Standards, below). We are currently undergoing the first step in the transitional goodwill impairment test prescribed in SFAS No. 142. We will complete the transitional goodwill impairment test and expect to report any potential impairment in the second quarter ending June 30, 2002. For the three months ended March 31, 2002, we recorded impairment charges of $7.6 million in connection with certain equity method investments as the fair value of these assets was less than their carrying value. As a consequence of these deferred stock compensation and potential impairment charges, we do not expect to report net income in the foreseeable future.

TRANSACTIONS WITH STOCK OF SUBSIDIARIES

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

         In July 2000, we and Luminent, entered into employment agreements with Luminent's former President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent's common stock. The stock options were granted to Luminent's executives at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation expense from these stock option grants reported for the years ended December 31, 2001 and 2000, were $35.8 million and $54.2 million, respectively. We will incur additional deferred stock compensation expense of approximately $2.1 million through 2004. Luminent's President and Chief Executive Officer, Dr. Spivey, resigned in September 2001. Dr. Spivey's resignation was considered by the parties to be a termination other than for cause under his employment agreement entitling him to the severance benefits of his employment agreement, including payment over a one year period of an amount equal to two times the sum of his annual salary plus bonus and the vesting of all of his unvested Luminent options. Dr. Spivey's MRV and Luminent stock options are now exercisable through September 11, 2003.

RESTRUCTURING CHARGES

         In the second quarter of 2001, when Luminent's common stock was still publicly traded, Luminent's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. These actions are expected to realign Luminent's business based on current and near term growth rates. All of these actions are expected to be completed in 2002.

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

         Employee severance costs and related benefits of $1.3 million were associated with 671 layoffs through March 31, 2002, bringing Luminent's total workforce to 1,029 employees as of March 31, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

         Luminent identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $2.4 million for the year ended December 31, 2001, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that Luminent cannot terminate. As of March 31, 2002, $2.3 million in estimated future obligation remains. In connection with these closed and abandoned facilities, Luminent recorded asset impairment charges of $10.4 million for the year ended December 31, 2001 to write-down the value of equipment, consisting of leasehold improvements and certain manufacturing equipment. There were no additional asset impairment charges recorded during the three months ended March 31, 2002. Due to the specialized nature of these assets, Luminent determined that they have minimal or no future benefit and recorded a provision reflecting the net book value relating to these assets. Purchase commitments of $3.7 million still remain as of March 31, 2002, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to Luminent's significantly reduced orders for optical components and sales projections over the next twelve months. During the three months ended March 31, 2002, $1.1 million of the original purchase commitment provision has been reversed to Cost of Goods Sold. Of this amount, $457,000 reflects a reduction in the estimated future liability due to vendors based on current negotiations, and $637,000 represents inventory and equipment, which will ultimately be utilized.

         As of December 31, 2001, the restructuring provision has been reduced by cash payments of $910,000 for the three months ended March 31, 2002 and non-cash related charges of $1.1 million for the three months ended March 31, 2002, resulting in an ending liability balance of $6.6 million. Luminent expects to utilize the remaining balance in the year ending December 31, 2002. Luminent expects that it will spend approximately $6.6 million through the year ending December 31, 2002, to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. Luminent began to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, Luminent anticipates that it will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of goods sold, product development and engineering and selling, general and administrative expenses.

MARKET CONDITIONS AND CURRENT OUTLOOK

         Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for optical components and network infrastructure products and services. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2002 to date, and may continue to affect them for the remainder of 2002 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of net revenues.

                                                                                  Three Months Ended
                                                                               --------------------------
                                                                               MARCH 31,        March 31,
                                                                                 2002             2001
         ------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
         NET REVENUES                                                             100%             100%
         Cost of goods sold                                                        69               66
         GROSS PROFIT                                                              31               34

         OPERATING COSTS AND EXPENSES -

         Product development and engineering                                       25               25
         Selling, general and administrative                                       38               38
         Amortization of intangibles                                                4               28
         Total operating costs and expenses                                        67               91

         OPERATING LOSS                                                           (36)             (58)

         Other expense, net                                                        21                1

         LOSS BEFORE MINORITY INTEREST, PROVISION (BENEFIT)
         FOR TAXES AND EXTRAORDINARY ITEM                                         (57)             (58)

         Minority interest                                                         --               (1)

         Provision (benefit) for taxes                                             --               (3)

         LOSS BEFORE EXTRAORDINARY GAIN                                           (57)             (54)

         Extraordinary gain on extinguishment of debt, net of tax                   5               --

         NET LOSS                                                                 (52)%            (54)%

         The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management. These two segments are Operating Enterprises and Development Stage Enterprises, which includes all start-up activities.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         NET REVENUES

         We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: optical passive and active components; switches and routers; remote device management; and network physical infrastructure equipment. Revenue generated through the sales of services and systems support has been insignificant.

         Operating Enterprises. Revenues for the three months ended March 31, 2002 decreased $37.7 million, or 38%, to $62.4 million from $100.1 million for the three months ended March 31, 2001. Overall, the communications equipment industry was extremely depressed, as was the end markets that we serve. Historically, the first quarter has been seasonally our weakest quarter. Revenues generated from our optical passive and active components represented the most significant impact on revenues, decreasing $25.6 million during the three months ended March 31, 2002 to $22.3 million from $47.9 million for the same period last year. The decrease in our optical passive and active components was primarily the result of the dramatic downturn in the communications equipment industry and specifically the optical components sector. Revenues generated from our switches and routers decreased $6.6 million, or 34%, to $12.7 million for the three months ended March 31, 2002 as compared to $19.3 million for the three months ended March 31, 2001. Network physical infrastructure equipment revenues decreased $3.7 million, or 20%, to $14.4 million for the three months ended March 31, 2002 as compared to $18.1 million for the three months ended March 31, 2001. Revenues to the United States decreased $23.7 million, or 57%, for the three months ended March 31, 2002, to $18.2 million as compared to $41.9 million for the three months ended March 31, 2001. Revenues to the Asia Pacific decreased $8.2 million, or 55%, for the three months ended March 31, 2002 to $6.6 million as compared to $14.8 million for the three months ended March 31, 2001. Revenue to Europe decreased $4.1 million, or 10%, for the three months ended March 31, 2002 to $37.2 million as compared to $41.3 million for the three months ended March 31, 2001.

         Development Stage Enterprises. No significant revenues were generated by these entities for the three months ended March 31, 2002 and 2001.

         GROSS PROFIT

         Gross profit is equal to our net revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

         Operating Enterprises. Gross profit for the three months ended March 31, 2002 was $19.3 million, compared to gross profit of $33.7 million for the three months ended March 31, 2001. Gross profit decreased $14.4 million, or 43%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

         Our gross margins (defined as gross profit as a percentage of net revenues) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles.

         Our gross margin decreased to 31% for the three months ended March 31, 2002, compared to gross margin of 34% for the three months ended March 31, 2001. The decrease in gross margin was primarily attributed to increased market pressures resulting in lower revenue volumes with fixed overhead. Also, we realized lower margins as we decreased inventories at lower average sales prices. Prior to deferred stock compensation amortization of $1.1 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively, gross margins would have been $20.4 million, or 33% of net revenues and $36.0 million, or 36% of net revenues, respectively.

         Development Stage Enterprises. No significant gross margins were produced by these entities for the three months ended March 31, 2002 and 2001.

         PRODUCT DEVELOPMENT AND ENGINEERING

         Product development and engineering expenses decreased 38%, to $15.6 million for the three months ended March 31, 2002 as compared to $25.0 million for the three months ended March 31, 2001.

         Operating Enterprises. Product development and engineering expenses from our operating enterprises were $10.2 million, or 16% of net revenues, for the three months ended March 31, 2002, as compared to $13.9 million, or 14% of net revenues, for the three months ended March 31, 2001. This represents a decrease of $3.7 million, or 27%, for the three months ended March 31, 2002. Prior to deferred stock compensation amortization charges of $2.5 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively, product development and engineering expenses would have decreased by 21% to $7.7 million, or 12% of net revenues, from $9.8 million, or 10% of net revenues, for the three months ended March 31, 2002 and 2001, respectively.

         Development Stage Enterprises. Product development and engineering expenses of the development stage enterprises were $5.4 million, or 9% of net revenues, for the three months ended March 31, 2002, as compared to $11.1 million, or 11% of net revenues, for the three months ended March 31, 2001. This represents a decrease of $5.7 million, or 51%, for the three months ended March 31, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

         SG&A expenses decreased $14.9 million to $23.5 million for the three months ended March 31, 2002, compared to $38.4 million for the three months ended March 31, 2001. SG&A expenses were 38% of net revenues for each of the three months ended March 31, 2002 and 2001. Prior to deferred stock compensation amortization charges of $2.2 million for the three months ended March 31, 2002 and deferred stock compensation amortization charges of $12.5 million for the three months ended March 31, 2001, SG&A would have decreased 18% to $21.3 million from $25.9 million for the three months ended March 31, 2002, respectively. As a percentage of net revenue, SG&A prior to deferred stock compensation amortization expenses would have been 34% for the three months ended March 31, 2002 and 26% for the three months ended March 31, 2001.

         Operating Enterprises. SG&A expenses decreased 39% over the prior period to $21.6 million for the three months ended March 31, 2002. SG&A expenses were 35% and 36% of our net revenue for the three months ended March 31, 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $2.2 million and $12.5 million for the three months ended March 31, 2002 and 2001, respectively, SG&A would have decreased 16% to $19.4 million for the three months ended March 31, 2002, as compared to $23.0 million for the three months ended March 31, 2001. As a percentage of net revenues, SG&A prior to deferred stock compensation charges would have been 31% for the three months ended March 31, 2002, as compared to 23% for the three months ended March 31, 2001. These decreases are mainly due to the reduction of overhead expenses to align operations with current revenue levels.

         Development Stage Enterprises. SG&A expenses decreased 34% over the prior period to $1.9 million for the three months ended March 31, 2002, as compared to $2.9 million for the three months ended March 31, 2002. SG&A expenses for these entities also decreased due to reductions in overhead expenses.

         AMORTIZATION OF INTANGIBLES

         Operating Enterprises. Amortization of intangibles decreased to $2.5 million for the three months ended March 31, 2002, as compared to $28.1 million for the three months ended March 31, 2001. The decrease of approximately $25.6 million was the result of the adoption of SFAS No. 142 (see Recently Issued Accounting Standards, below). In accordance with SFAS No. 142, the amortization of goodwill and certain other intangibles was discontinued effective on January 1, 2002. However, instead of amortization, an annual impairment analysis is to be performed. We are undergoing the first step in the transitional goodwill impairment test prescribed in SFAS No. 142. We will complete the transitional goodwill impairment test and expect to report any potential impairment when we report our financial results for the second quarter ending June 30, 2002.

         Development Stage Enterprises. No significant amortization of intangibles was recorded for these entities for the three months ended March 31, 2002 and 2001.

         OTHER EXPENSE, NET; EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the Notes) due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. During the three months ended March 31, 2002, we acquired $24.3 million in Notes in exchange for our issuance of 6.3 million shares of our common stock to the holders of the Notes. In connection with the acquisition and retirement of these Notes, we recognized an extraordinary gain of $3.2 million net of associated taxes. In late 1998, we repurchased $10.0 million principal amount of these notes for cash at a discount from the stated amount. We incurred $1.4 million and $1.2 million in interest expense relating to the Notes for the three months ended March 31, 2002 and 2001, respectively.

         We account for certain unconsolidated subsidiaries using the equity method. The increase in other expense from $520,000 to $13.1 million for the three months ended March 31, 2002 is primarily attributable to our share of losses from our unconsolidated subsidiaries of $1.3 million and impairment charges of $7.6 million on our investments in these subsidiaries, partially offset by interest income. As part of our asset realization evaluation, we determined that the carrying value of certain investments were impaired. Our share of losses from our unconsolidated subsidiaries was $1.3 million for the three months ended March 31, 2001.

         PROVISION (BENEFIT) FOR TAXES

         The provision for taxes for the three months ended March 31, 2002 was $186,000, compared to a benefit for taxes of $2.7 million for the three months ended March 31, 2001. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         The FASB recently approved two pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized and requires an annual impairment test for goodwill. We adopted these statements effective January 1, 2002. We are currently undergoing the first step in the transitional goodwill impairment test prescribed in SFAS No.
142. We will complete the transitional goodwill impairment test and expect to report any potential impairment in the second quarter ended June 30, 2002. SFAS No. 142 represents a change in the methodology used to determine impairment in that it is more market-focused. As of March 31, 2002, our common stock was trading at amounts significantly lower than our book value. As such, we anticipate recording, in the second quarter of 2002, impairment charges as a result of our depressed market valuation. Should market values dramatically improve during the first half of 2002, impairment losses, if any, could be reduced or eliminated. Furthermore, as we continue to engage in strategic acquisitions, we may record additional goodwill and other intangibles.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized costs are depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. We have reviewed this statement and have determined that there will not be a material impact on our financial position, results of operations or cash flows.

         In October 2001, the FASB issues SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted this statement on January 1, 2002, and have determined that there will not be a material impact on our financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. We anticipate applying this statement for the six months ended June 30, 2002 and expect the immediate impact of its application to be the reclassification of our gain on the extinguishment of debt from an extraordinary item to other income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $90.7 million as of March 31, 2002, a decrease of $74.0 million from cash and cash equivalents of $164.7 million as of December 31, 2001. Working capital as of March 31, 2002 was $165.0 million compared to $175.4 million as of December 31, 2001. Our ratio of current assets to current liabilities as of March 31, 2002 was 2.5 to 1.0 compared to 2.0 to
1.0 as of December 31, 2001. The decrease in working capital is substantially attributed to the cash requirements of our development stage enterprises and our consolidated net operating losses. As of March 31, 2002 and December 31, 2001, we did not have any "off-balance sheet" financing arrangements.

         Cash used in operating activities was $7.8 million for the three months ended March 31, 2002, as compared to cash used in operating activities of $25.7 million for the three months ended March 31, 2001. Cash used in operating activities is a result of our net operating loss of $32.5 million, adjusted for non-cash items such as depreciation and amortization and deferred stock compensation charges, and offset by cash generated from operating assets and liabilities. Cash used in operating activities were positively affected by decreased accounts receivables, inventories and other assets partially offset by decreases in accounts payable, accrued liabilities and other current liabilities, during the period. The decrease in accounts receivable is due to lower revenue volumes coupled with increased collection efforts, while the decrease in inventory is primarily the result of the utilization of inventories on-hand. Decreases in accounts payable and accrued liabilities are the result of dramatic slowdown in the communications equipment industry and reductions in overhead expenses.

         Cash flows used in investing activities were $11.0 million for the three months ended March 31, 2002, compared to cash provided by investing activities of $358,000 for the three months ended March 31, 2001. Cash flows used in investing activities for the three months ended March 31, 2002 were the result of capital expenditures of $2.9 million, purchases of short-term marketable securities of $7.5 million and investments in unconsolidated equity method subsidiaries of $605,000. Cash flows provided by investing activities for the prior period resulted from the net cash provided by the maturity of investments, offset by net cash used in for capital expenditures.

         Cash flows from financing activities were $53.1 million for the three months ended March 31, 2002, as compared to cash provided in financing activities of $4.8 million for the three months ended March 31, 2001. Cash used in financing activities was primarily the result of paying off $50.0 million of long-term debt and terminating our interest rate swap for $3.2 million, offset by proceeds received from the exercise of stock options of $76,000 and short-term borrowing of 568,000. Cash flows provided by financing activities in the prior period represent the cash received through borrowings on our short-term obligations and the exercise of stock options, offset by payments on our short-term and long-term obligations.

         On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12 per share. Their initial public offering raised net proceeds of approximately $132.3 million. In December 2001, we reacquired, through a short-form merger, the minority interest of Luminent representing approximately 8% of Luminent's outstanding common stock (see the discussion above). Following this merger, we increased our liquidity based on Luminent's cash, cash equivalents, restricted cash and cash equivalents and short-term investments on hand as of the consummation of the merger, or $107.7 million at December 31, 2001.

         In June 1998, we issued $100.0 million principal amount of 5% Convertible Subordinated Notes (the Notes) due in June 2003, in a private placement raising net proceeds of $96.4 million. The share (equivalent to a conversion rate of approximately 73.94 share per $1,000 principal amount of notes), representing an initial conversion premium of 24% for a total of approximately 7.4 million shares of our common stock. The notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The notes have a five-year term and have been callable by us since June 15, 2001. The premiums payable to call these notes are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption. During the three months ended March 31, 2002, we acquired $24.3 million in Notes in exchange for the issuance of 6.3 million shares of our common stock. In connection with the acquisition and retirement of these Notes, we recognized an extraordinary gain of $3.2 million net of associated taxes.

         The following table illustrates our total contractual cash obligations as of March 31, 2002 (in thousands):

                                                    Less than 1
        Cash Obligations              TOTAL            Year           1 - 3 Years     4 - 5 Years     After 5 Years
------------------------------      --------        -----------       -----------     -----------     -------------
Long-term obligations               $ 10,518         $  2,521          $ 4,421          $ 3,088          $  488
Convertible subordinated notes        65,346               --           65,346               --              --
Unconditional purchase
   obligations                        16,191           13,915            1,860              357              59
Operating leases                      28,288            7,791           11,614            5,240           3,643
Investments                            9,450            3,820            1,920            1,920           1,790
                                    --------          -------          -------          -------          ------
Total contractual cash
   obligations                      $129,793          $28,047          $85,161          $10,605          $5,980
                                    ========          =======          =======          =======          ======

         Our total contractual cash obligations as of March 31, 2002, were $129.8 million, of which, $28.0 million are due during within the next 12 months. These total contractual cash obligations primarily consist of long-term financing obligations including our convertible subordinated notes, operating leases for our equipment and facilities, unconditional purchase obligations for necessary raw materials and funding commitments for certain development stage enterprises. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

         Our remaining short-term obligations of $28.0 million consist primarily of $7.8 million for operating leases, $13.9 million for unconditional purchase obligations and $3.8 million for funding commitments for our development stage enterprises. Our unconditional purchase obligations are to secure the necessary raw goods for production of our products. As part of Luminent's restructure plan (see our discussion above and the Footnotes to our Consolidated Condensed Financial Statements), $3.7 million in unconditional purchase obligations have been recorded as a liability and Luminent is in negotiations to cancel or renegotiate contracts that are no longer required due to its significantly reduced orders for optical components and sales projections. The remaining purchase commitments are part of our ordinary course of business. Finally, we will continue to fund start-up activities, which are complementary to our business strategy.

         Our remaining long-term obligations as of March 31, 2002 of $101.8 million consist primarily of $73.3 million of long-term financing obligations including our $65.3 million in remaining convertible subordinated notes, $20.5 million in operating leases for our equipment and facilities, $2.3 million on unconditional purchase obligations and $5.6 million for funding commitments for certain development stage enterprises. Our remaining long-term financing obligations consist of financing obtained for capital expenditures and produce expansion. Our operating leases expire at various dates through 2049.

         We believe that our cash on-hand and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and research and development requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. Our future capital requirements will depend on many factors, including acquisitions, our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

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

         Foreign Exchange Rates. We operate on an international basis with a portion of our revenues and expenses being incurred in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses and revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We have not historically attempted to reduce our currency risks through hedging instruments; however, we may do so in the future.

         Inflation. We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. However, in view of our recent expansion of operations in Taiwan, Israel and other countries, which have experienced greater inflation than the United States, there can be no assurance that inflation will not have a material adverse effect on our operating results in the future.

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

WE INCURRED A NET LOSS IN THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, YEARS ENDED DECEMBER 31, 2001 AND 2002, PRIMARILY AS A RESULT OF THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND DEFERRED COMPENSATION CHARGES FROM RECENT ACQUISITIONS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

         We reported a net loss of $32.5 million and $54.3 million for the three months ended March 31, 2002 and 2001, respectively, $326.4 million for the year ended December 31, 2001 and $153.0 million for the year ended December 31, 2000. A major contributing factor to the net losses was the amortization of goodwill and intangibles and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent's former President and Luminent's Chief Financial Officer. We will continue to record deferred stock compensation relating to these acquisitions and the employment arrangements with these executives going forward. Effective January 1, 2002, we adopted SFAS No. 142 and no longer amortize goodwill. However, we may be required to record goodwill impairment charges if the fair value of the assets acquired is less than their carrying value (see Recently Issued Accounting Standards). As a consequence of deferred stock compensation charges and potential impairment charges, we do not expect to report net income in the foreseeable future.

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

These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001 and the first quarter of 2002, appear to continue to affect these industries in the second quarter of 2002 and may affect them for the balance of 2002 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors, we recorded, during the year ended December 31, 2001, consolidated charges from our subsidiary, Luminent, which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other unusual items. The aggregate charges recorded during the year ended December 31, 2001 were $49.5 million. These charges are the result of the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

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

         The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

         -        changing product specifications and customer requirements;
         - difficulties in hiring and retaining necessary technical personnel;
         - difficulties in reallocating engineering resources and overcoming resource limitations;
         -        difficulties with contract manufacturers; -
         -        changing market or competitive product requirements; and
         -        unanticipated engineering complexities.

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

DEFECTS IN OUR PRODUCTS RESULTING FROM THEIR COMPLEXITY OR OTHERWISE COULD HURT OUR FINANCIAL PERFORMANCE.

         Complex products, such as those our companies and we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. For instance, during late 2000, we were informed that certain Luminent transceivers sold to Cisco were experiencing field failures. Through discussions with Cisco through September 2001, Luminent's management agreed to replace the failed units, which we believe resolves this issue. We expect the ultimate replacement of these failed transceivers will cost approximately $2.9 million which has been fully reserved. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

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

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

         International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the periods indicated below:

                                  Three Months Ended                             Year Ended
                               ------------------------      --------------------------------------------------
                               March 31,      March 31,      December 31,       December 31,       December 31,
                                  2002          2001             2001               2000               1999
                               ---------      ---------      ------------       ------------       ------------
Percent of total revenue
   from foreign sales             71%            58%             67%                63%                58%

         We have companies and offices in, and conduct a significant portion of our operations in and from, Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. In addition, the recent acquisition of operations in Taiwan and People's Republic of China has increased both the administrative complications we must manage and our exposure to political, economic and other conditions affecting Taiwan and People's Republic of China. Luminent has a large manufacturing facility in the People's Republic of China in which it manufactures passive fiber optic components and both Luminent and we make sales of our products in the People's Republic of China. Our total sales in the People's Republic of China amounted to approximately $10.4 million during the year ended December 31, 2001 and $2.7 million during the year ended December 31, 2000. Currently there is significant political tension between Taiwan and People's Republic of China, which could lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

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

WE MAY BE HARMED BY OUR FAILURE TO PURSUE ACQUISITIONS AND IF WE DO PURSUE ACQUISITIONS HARM COULD RESULT.

         An important element of our strategy has been to review acquisition prospects that would complement our existing companies and products, augment our market coverage and distribution ability or enhance our technological capabilities. We expect that our acquisitions of businesses or product lines will decrease in comparison to historical levels. The networking business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. If we do choose to pursue acquisitions, they could have a material adverse effect on our business, financial condition and results of operations because of the following:

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

         From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard:

         - In March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies.
         - In April 1999, we received a written notice from Rockwell Automation Technologies Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes and this claim initially resulted in litigation, which has since been dismissed pending the results of litigation not directly involving us (see "Part II, Item 1. Legal Proceedings").
         - In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent's patents falling into the general category of communications technology, with a focus on networking functionality.
         - In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our photodiode module products. In January 2001, we were advised that Lucent had assigned certain of its rights and claims to Agere Systems, Inc., including the claim made on the Ortel patent. To date, we have not been contacted by Agere regarding this patent claim. In July 2000, we received written notice from Nortel

                  Networks, which claimed we violated Nortel's patent relating to technology associated with local area networks.
         - In May 2001, we received written notice from IBM, which claims that several of our optical components and Internet infrastructure products make use of inventions covered by certain patents claimed by IBM. We are evaluating the patents noted in the letters.

         Aggregate net sales potentially subject to the foregoing claims amounted to approximately 28% of our total sales during the year ended December 31, 2001 and 30% of our total sales during the year ended December 31, 2000. Others' patents, including Lemelson's, Rockwell's, Lucent's, Agere's, Nortel's and IBM's, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent, Agere, Nortel or IBM patents, or those of other companies.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         IQE has sued Rockwell in another action seeking declaratory relief that, among other things, IQE has not infringed the patent and that the patent is invalid and unenforceable. That action is pending. Nevertheless, Rockwell has claimed in its patent infringement lawsuit against MRV that the defendants infringed its patent by using at least some of the MOCVD wafers purchased from IQE or others and/or fabricated wafers themselves that were manufactured by a process that infringes one or more claims of Rockwell's patent to make, sell and/or import into the United States MOCVD devices such as laser diodes. In the litigation, Rockwell claims it has been damaged by the defendants in an unspecified amount, and seeks to recover those damages, and also seeks an increase in damages and attorneys' fees for alleged willful infringement.

         On April 9, 2002, MRV and its affiliates, on the one hand, and Rockwell, on the other, signed a tolling agreement under which, among other things, Rockwell agreed to dismiss its suit against MRV and its affiliates without prejudice, MRV and its affiliates agreed to treat any suit for infringement of the above-mentioned patent filed by Rockwell against them within 90 days after final dismissal of Rockwell's litigation against IQE would be deemed filed on March 1, 2002. In April 2002, shortly following the signing by the parties of this tolling agreement, Rockwell filed with the court its notice of voluntary dismissal other patent litigation against MRV and its affiliates.

         MRV has received notices from third parties alleging possible infringement of other patents with respect to product features or manufacturing processes. For a discussion of these notices and the claims, see Item 1. Description of Business -- Proprietary Rights in MRV's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable..

         (c) During the three months ended March 31, 2002, registrant issued an aggregate of 6,325,742 shares of its common stock to two holders of its 5% Convertible Subordinated Notes due 2003 (the "Notes") in exchange for $24.3 million principal amount of the Notes.

         Exemption from the registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 3(a)(9) of the Securities Act in that the shares were exchanged by registrant with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.1 - Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

(b)      Reports on Form 8-K

         Two reports on Form 8-K were filed during the period covered by this Report, as follows:

         (i) A report on Form 8-K dated January 8, 2002 was filed on January 8, 2002 reporting matters under Item 2 and 7. The financial statements filed as part of that Report were the following:

         (A)      CONSOLIDATED FINANCIAL STATEMENTS OF LUMINENT, INC.

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets at December 31, 1999 and 2000 Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000
                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000
                  Notes to Consolidated Financial Statements

                  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS OF
                           LUMINENT, INC.
                  Condensed Consolidated Balance Sheets at December 31, 2000 and September 30, 2001 (unaudited)
                  Unaudited Condensed Consolidated Statements of Operations the nine months ended September 30, 2000 and 2001
                  Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 2001
                  Notes to Unaudited Condensed Consolidated Financial Statements

         (B)      Pro forma financial information:

                  The following pro forma financial information was also filed as part of that Form 8-K:

                  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF LUMINENT, INC.
                  Unaudited Pro Forma Condensed Consolidated Financial
                  Information
                  Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 2000
                  Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

                  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL
                           INFORMATION OF MRV COMMUNICATIONS, INC.
                  Unaudited Pro Forma Condensed Consolidated Financial
                  Information
                  Unaudited Pro Forma Condensed Consolidated Balance Sheet at September 30, 2001
                  Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001 Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2000

                  Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

     (ii) A report on Form 8-K dated February 13, 2002 was filed on February 13, 2002 reporting matters under Item 5.

                                    SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2002.


                                    MRV COMMUNICATIONS, INC



                                    By: /s/ Noam Lotan
                                    --------------------------------------
                                    Noam Lotan
                                    President and Chief Executive Officer



                                    By: /s/ Shay Gonen
                                    --------------------------------------
                                    Shay Gonen
                                    Chief Financial Officer