Form 10-Q
period 2002-06-30
MRV COMMUNICATIONS INC
filed 2002-08-14
CIK 887969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------



                                    FORM 10-Q



                                   (Mark One)


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2002


[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act for the transition period from ______________ to _____________


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

Yes [X]  No [  ]

As of August 7, 2002, there were 94,453,254 shares of Common Stock, $.0017 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.

                            FORM 10-Q, JUNE 30, 2002

                                      INDEX


                                                                                                 Page Number
                                                                                                 -----------
PART I         Financial Information                                                                    3

Item 1.        Financial Statements:                                                                    3

               Consolidated Condensed Statements of Operations (unaudited) for the                      4
                 Three and Six Months ended June 30, 2002 and 2001

               Consolidated Condensed Balance Sheets as of June 30, 2002 (unaudited)                    5
                 and December 31, 2001

               Consolidated Condensed Statements of Cash Flows (unaudited) for the Six                  7
                 Months ended June 30, 2002 and 2001

               Notes to Unaudited Consolidated Condensed Financial Statements                           8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results                 14
                 of Operations

PART II        Other Information                                                                       37

Item 2.        Changes in Securities and Use of Proceeds                                               37

Item 6.        Exhibits and Reports in Form 8-K                                                        37

               Signatures                                                                              38

               Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to                 39
                 Section 906 of the Sarbanes-Oxley Act of 2002

As used in this Report, "we, "us", "our", "MRV" or the "Company" refer to MRV Communications, Inc. and its consolidated subsidiaries.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        The consolidated condensed financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although MRV believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MRV's latest annual report on Form 10-K.

        In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the three and six months then ended.

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED                  Six Months Ended
                                                             ---------------------------         ---------------------------
                                                             (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                              JUNE 30,          June 30,          JUNE 30,         June 30,
                                                                2002              2001              2002             2001
                                                             ---------         ---------         ---------         ---------

NET REVENUE                                                  $  61,627         $  89,530         $ 124,045         $ 189,634
Cost of goods sold                                              40,723            88,765            83,828           155,156
                                                             ---------         ---------         ---------         ---------
GROSS PROFIT                                                    20,904               765            40,217            34,478
OPERATING COSTS AND EXPENSES:
  Product development and engineering                           14,425            25,782            30,045            50,787
  Selling, general and administrative                           24,320            43,711            47,859            82,123
  Amortization of intangibles                                    2,330            29,028             4,834            57,167
                                                             ---------         ---------         ---------         ---------
Total operating costs and expenses                              41,075            98,521            82,738           190,077
                                                             ---------         ---------         ---------         ---------
OPERATING LOSS                                                 (20,171)          (97,756)          (42,521)         (155,599)
Other expense, net                                                  76             2,373             9,954             2,893
                                                             ---------         ---------         ---------         ---------

LOSS BEFORE MINORITY INTEREST AND PROVISION (BENEFIT)
  FOR TAXES                                                    (20,247)         (100,129)          (52,475)         (158,492)
Minority interest                                                   (3)           (5,051)              102            (6,439)
Provision (benefit) for taxes                                      856              (939)            1,042            (3,622)
                                                                     -                 -                 -                 -
                                                             ---------         ---------         ---------         ---------
NET LOSS                                                     $ (21,100)        $ (94,139)        $ (53,619)        $(148,431)
                                                             =========         =========         =========         =========

EARNINGS PER SHARE:
Basic and diluted loss per share                             $   (0.23)        $   (1.24)        $   (0.61)        $   (1.97)
                                                             =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted                                               90,319            76,111            87,570            75,245
                                                             =========         =========         =========         =========



See accompanying notes

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                               JUNE 30,       December 31,
                                                  2002            2001
                                               ---------       ---------
                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                   $ 95,639        $164,676
   Short-term marketable securities              39,045          46,696
   Time deposits                                  8,069           9,341
   Accounts receivable, net                      48,856          55,106
   Inventories                                   48,442          57,308
   Other current assets                          12,138          10,044
                                               --------        --------
TOTAL CURRENT ASSETS                            252,189         343,171

PROPERTY, PLANT AND EQUIPMENT, NET               70,184          72,012

GOODWILL AND OTHER INTANGIBLES                  390,085         395,312

LONG-TERM MARKETABLE SECURITIES                   2,957               -

DEFERRED INCOME TAXES                            23,634          23,229

INVESTMENTS                                       6,358          16,937

OTHER NON-CURRENT ASSETS                          9,562          13,834
                                               --------        --------
                                               $754,969        $864,495
                                               --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt        $  2,314        $ 52,226
   Convertible subordinated notes                61,346               -
   Short-term obligations                        14,232          18,679
   Accounts payable                              47,451          48,586
   Accrued liabilities                           32,683          39,035
   Other current liabilities                      8,021           9,277
                                               --------        --------
TOTAL CURRENT LIABILITIES                       166,047         167,803

LONG-TERM DEBT                                    8,341           8,871

CONVERTIBLE SUBORDINATED NOTES                        -          89,646

OTHER LONG-TERM LIABILITIES                       3,990           3,737

MINORITY INTEREST                                 9,522           9,762

COMMITMENTS AND CONTINGENCIES

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                          JUNE 30,          December 31,
                                                                            2002               2001
                                                                        -----------         -----------
                                                                        (UNAUDITED)
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value:
     Authorized -- 1,000 shares; no shares issued or outstanding                  -                   -
   Common stock, $0.0017 par value:
     Authorized -- 160,000 shares
     Issued -- 90,638 shares in 2002 and 82,824 in 2001
     Outstanding -- 90,570 shares in 2002 and 82,776 in 2001                    154                 141
   Additional paid-in capital                                             1,143,056           1,118,942
   Accumulated deficit                                                     (551,302)           (497,683)
   Deferred stock compensation, net                                         (14,228)            (26,344)
   Treasury stock, 68 shares in 2002 and 48 shares in 2001                     (156)               (133)
   Accumulated other comprehensive loss                                     (10,455)            (10,247)
                                                                        -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                  567,069             584,676
                                                                        -----------         -----------
                                                                        $   754,969         $   864,495
                                                                        ===========         ===========



See accompanying notes

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                          Six Months Ended
                                                                     ---------------------------
                                                                      JUNE 30,          June 30,
                                                                        2002              2001
                                                                    ---------         ---------
                                                                    (UNAUDITED)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET CASH USED IN OPERATING ACTIVITIES                           $  (7,293)        $ (43,529)
                                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (5,659)          (26,580)
   Proceeds from sale or maturity of investments                        4,694            71,150
   Investments in unconsolidated equity method subsidiaries                 -           (59,521)
   Proceeds from sale of property, plant and equipment                    137                 -
                                                                    ---------         ---------
    NET CASH USED IN INVESTING ACTIVITIES                                (828)          (14,951)
                                                                    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                             134            20,534
   Payment to terminate interest rate swap                             (3,198)                -
   Purchase of treasury shares                                            (23)                -
   Payments on short-term obligations                                 (37,081)              (92)
   Borrowings on short-term obligations                                32,634             3,587
   Payments on long-term obligations                                  (50,442)             (204)
   Borrowings on long-term obligations                                      -               373
                                                                    ---------         ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (57,976)           24,198
                                                                    ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           (2,940)             (911)
                                                                    ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (69,037)          (35,193)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        164,676           210,080
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  95,639         $ 174,887
                                                                    =========         =========



See accompanying notes

                            MRV COMMUNICATIONS, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.      EARNINGS PER SHARE

        Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options, warrants and conversion of the convertible subordinated notes. The effect of the assumed conversion of $61.3 million and $89.6 million of convertible subordinated notes for the three and six months ended June 30, 2002 and 2001, respectively, have not been included, as it would be anti-dilutive. The dilutive effect of all of MRV's stock options and warrants outstanding for the three and six months ended June 30, 2002 and 2001, respectively, have not been included in the loss per share computation as their effect would be anti-dilutive.

2.      GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

        Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which was adopted on January 1, 2002, requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). Similarly, adjusted per share amounts also are required to be disclosed for all periods presented. MRV initially applied this statement as of January 1, 2002. The amortization of goodwill and net loss for the initial application and prior corresponding period follows (in thousands, except per share amounts).


                                                    Three Months Ended                   Six Months Ended
                                             ------------------------------        ------------------------------
                                                JUNE 30,          June 30,          JUNE 30,            June 30,
                                                  2002              2001               2002                2001
                                             -----------        -----------        -----------        -----------
NET LOSS:
  Reported net loss                          $   (21,100)       $   (94,139)       $   (53,619)       $  (148,431)
  Amortization of goodwill                             -             25,764                  -             51,326
                                             -----------        -----------        -----------        -----------
  Adjusted net loss                          $   (21,100)       $   (68,375)       $   (53,619)       $   (97,105)
                                             ===========        ===========        ===========        ===========

BASIC AND DILUTED EARNINGS PER SHARE:
  Reported net loss                          $     (0.23)       $     (1.24)       $     (0.61)       $     (1.97)
  Amortization of goodwill                             -               0.34                  -               0.68
                                             -----------        -----------        -----------        -----------
  Adjusted net loss                          $     (0.23)       $     (0.90)       $     (0.61)       $     (1.29)
                                             ===========        ===========        ===========        ===========


        When a company initially adopts SFAS No. 142, it must perform a fair value-based goodwill impairment test. The first step ("Step One") of the impairment test involves comparing the estimated fair value of the reporting unit that houses acquired goodwill to the carrying value, or book value, of the reporting unit. MRV's reporting units are generally considered to be the business units that are one level below the operating segments underlying the segments identified in Note 6--Segment Reporting and Geographical Information. If the fair value of the reporting unit is less than its carrying amount, a second step ("Step Two") of the impairment test is performed to determine a goodwill impairment charge, if any. This second step requires a "memo" allocation of the reporting unit's estimated fair value to its assets and liabilities, as though the reporting unit had just been acquired in a business combination, with the remaining fair value allocated to goodwill. An impairment is recognized for the amount that the carrying amount of the goodwill exceeds its fair value.

        MRV completed Step One in the transitional goodwill impairment test during the quarter ended June 30, 2002. MRV expects to perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. Step One indicated that the carrying value of the reporting units exceeded the fair value by an estimated $290 million to $330 million in its operating enterprises segment. MRV will complete the second step of the impairment test during the quarter ended September 30, 2002. MRV anticipates reporting an impairment charge in the third quarter ended September 30, 2002.

3.      COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) were as follows (in thousands):


                                                Three Months Ended                  Six Months Ended
                                           ---------------------------         ---------------------------
                                            JUNE 30,          June 30,         JUNE 30,           June 30,
                                              2002             2001              2002               2001
                                           ---------         ---------         ---------         ---------
Net loss                                   $ (21,100)        $ (94,139)        $ (53,619)        $(148,431)
Realized loss on interest rate swap                -                 -             3,198                 -
Unrealized gain (loss) on interest
  rate swap                                        -               167                 -            (2,379)
Foreign currency translation                  (1,374)           (1,898)           (3,406)             (911)
                                           ---------         ---------         ---------         ---------
                                           $ (22,474)        $ (95,870)        $ (53,827)        $(151,721)
                                           =========         =========         =========         =========


4.      CASH AND CASH EQUIVALENTS, TIME DEPOSITS AND SHORT-TERM INVESTMENTS

        MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Investments with maturities of less than one year are considered short-term. Time deposits represent investments, which are restricted as to withdrawal or use based on maturity terms. Furthermore, MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of federally insured limits.

        MRV accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 2002 and 2001, short-term investments consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. As defined by SFAS No. 115, MRV has classified these investments in debt securities as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair market value at June 30, 2002 and 2001.

5.      INVENTORIES

        Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):


                             JUNE 30,      December 31,
                               2002           2001
                             -------        -------
      Raw materials          $15,809        $15,444
      Work-in process          9,237         19,230
      Finished goods          23,396         22,634
                             -------        -------
                             $48,442        $57,308
                             =======        =======

6.      SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

        MRV operates under a business model that includes its operating divisions as well as start-up enterprises. These companies provide network infrastructure products and services and fall into two business segments: operating enterprises and development stage enterprises. Segment information is therefore being provided on this basis.

        MRV's operating enterprises design, manufacture and distribute optical components, optical subsystems, optical networking solutions and Internet infrastructure products. The primary activities of operating enterprises are to provide solutions which enable high-speed broadband communications. Development stage enterprises, which MRV has created or invested in, focus on core routing, network transportation, switching and IP services, and fiber optic components and systems. The primary activities of development stage enterprises have been to develop solutions and technologies of which significant revenues have yet to be earned.

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

        Business segment net revenues for the three and six months ended June 30, 2002 and 2001 were generated from operating enterprises. For the three and six months ended June 30, 2002, there were no significant net revenues generated by development stage enterprises. There were no inter-segment sales during the three and six months ended June 30, 2002 and 2001. Net revenues by product group for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):


                                          Three Months Ended                Six Months Ended
                                       ------------------------        ------------------------
                                        JUNE 30,       June 30,         JUNE 30,        June 30,
                                          2002            2001            2002            2001
                                       --------        --------        --------        --------
Optical passive components             $  8,685        $ 11,373        $ 15,326        $ 22,842
Optical active components                12,850          31,505          28,492          67,907
Switches and routers                     11,689          18,492          24,412          37,815
Remote device management                  4,734           4,930           8,635           8,995
Network physical infrastructure          12,947          13,248          27,382          31,336
Services                                  6,412           4,325          11,106           8,396
Other network products                    4,310           5,657           8,692          12,343
                                       --------        --------        --------        --------
                                       $ 61,627        $ 89,530        $124,045        $189,634
                                       ========        ========        ========        ========


        For the three and six months ended and as of June 30, 2002 and 2001, MRV had no single customer that accounted for more than 10% of net revenues or accounts receivable, respectively. MRV does not track customer sales by geographical region for each individual reporting segment. A summary of external net revenues by geographical region is as follows (in thousands):


                         Three Months Ended              Six Months Ended
                      ------------------------        ------------------------
                      JUNE 30,        June 30,        JUNE 30,        June 30,
                        2002            2001           2002            2001
                      --------        --------        --------        --------
United States        $ 18,316        $ 27,675        $ 36,549        $ 69,578
Asia Pacific            7,127          11,634          13,746          26,454
Europe                 35,834          48,432          73,078          89,750
Other                     350           1,789             672           3,852
                     --------        --------        --------        --------
                     $ 61,627        $ 89,530        $124,045        $189,634
                     ========        ========        ========        ========

        Business segment operating loss for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):


                                         Three Months Ended                    Six Months Ended
                                     ---------------------------         ---------------------------
                                      JUNE 30,          June 30,          JUNE 30,          June 30,
                                        2002              2001              2002              2001
                                     ---------         ---------         ---------         ---------

Operating enterprises                $ (13,086)        $ (83,494)        $ (27,193)        $(127,358)
Development stage enterprises           (7,085)          (14,262)          (15,328)          (28,241)
                                     ---------         ---------         ---------         ---------
                                     $ (20,171)        $ (97,756)        $ (42,521)        $(155,599)
                                     =========         =========         =========         =========


        Loss before provision (benefit) for income taxes for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):


                          Three Months Ended                   Six Months Ended
                     ---------------------------         ---------------------------
                      JUNE 30,          June 30,          JUNE 30,         June 30,
                        2002              2001              2002             2001
                     ---------         ---------         ---------         ---------

United States        $ (16,875)        $ (53,335)        $ (36,228)        $ (82,818)
Foreign                 (3,369)          (41,743)          (16,349)          (69,235)
                     ---------         ---------         ---------         ---------
                     $ (20,244)        $ (95,078)        $ (52,577)        $(152,053)
                     =========         =========         =========         =========

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

        Employee severance costs and related benefits of $1.3 million are related to approximately 700 layoffs through June 30, 2002, bringing Luminent's total workforce to approximately 1,000 employees as of June 30, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

        A summary of the restructuring costs through June 30, 2002 is as follows (in thousands):


                                             2001                                            June 30,
                                          Provision        Utilized      Adjustment (1)        2002
                                          ---------        --------      -------------       --------

EXIT COSTS:
  Asset impairment                         $10,441          $10,441          $     -          $     -
  Closed and abandoned facilities            2,405              537                -            1,868
  Purchase commitments                       6,173            1,841            1,094            3,238
                                           -------          -------          -------          -------
                                            19,019           12,819            1,094            5,106
  Employee severance costs                   1,281              736                -              545
                                           -------          -------          -------          -------
                                           $20,300          $13,555          $ 1,094          $ 5,651
                                           =======          =======          =======          =======


    (1) Includes $457,000 in reduction of future liabilities based on current negotiations with vendors and $637,000 in usage of previously reserved purchase commitments for inventory and equipment. The provisions previously recognized for these items have been reversed in the six months ended June 30, 2002.


        A summary of the restructuring costs by line item for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                           Six Months Ended
                                                  ----------------------------------
                                                      June 30,           June 30,
                                                       2002                2001
                                                  --------------      --------------
       EXIT COSTS:
          Cost of goods sold                         $(1,094)             $ 3,168
          Selling, general and administrative              -               10,792
          Product development and engineering              -                  501
          Other income, net                                -                   16
                                                     -------              -------
                                                     $(1,094)             $14,477
                                                     =======              =======


8.      INTEREST RATE SWAP

        MRV entered into an interest rate swap (the "Swap") in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in long-term debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the long-term debt of $50.0 million (see Note 9) and terminated the Swap. The realized loss on the Swap of $3.2 million has been recorded as interest expense and included in other expense, net in the accompanying consolidated condensed statements of operations.

9.      LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES

        In February 2002, MRV paid off a $50.0 million term loan. Additionally, during the six months ended June 30, 2002, MRV acquired $28.3 million in convertible subordinated notes (the "Notes") in exchange for MRV's issuance of
7.8 million shares of its common stock to the holders of the Notes. In connection therewith, MRV recognized a gain of $3.8 million, net of associated taxes. MRV retired the Notes acquired in the exchange.

10.     STOCK REPURCHASE PROGRAM

        On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. As of June 30, 2002, MRV had repurchased 20,000 shares of its common stock at a cost of $23,000 under this program.

11.     RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. MRV has reviewed this statement and does not expect a material impact on its financial position, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. MRV adopted this statement on January 1, 2002 and there has not been a material impact on its financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. MRV has adopted this statement for the six months ended June 30, 2002, and the immediate impact of its application was the reclassification of the gain on the extinguishment of debt (see Note 9) from an extraordinary item to other income.

12.     SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION


                                                Six Months Ended
                                              ---------------------
                                              JUNE 30,      June 30,
                                                2002         2001
                                              -------       -------
SUPPLEMENTAL STATEMENT OF CASH FLOW
  INFORMATION (IN THOUSANDS):
  Cash paid during period for interest        $2,645        $4,578
                                              ------        ------
  Cash paid during period for taxes           $1,414        $2,075
                                              ------        ------

        During the six months ended June 30, 2002, MRV exchanged $28.3 million in convertible subordinated notes for 7.8 million shares of its common stock. This non-cash transaction has been excluded from the accompanying statements of cash flows.

13.     RECLASSIFICATIONS

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

OVERVIEW

        We create, acquire, finance and operate companies, and through them, design, develop, manufacture and market products, which enable high-speed broadband communications. We concentrate on companies and products devoted to optical components and network infrastructure solutions. We have leveraged our early experience in fiber optic technology into a number of well-focused operating enterprises and development stage enterprises specializing in optical passive components, optical active components, network physical infrastructure, switches, routers, remote device management and wireless optical transmission.

        We market and sell our products world-wide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. In addition, we maintain subsidiaries in France, Italy, Switzerland and Sweden, which are involved in sales, distribution and services. The activities of these subsidiaries include system design, integration and support as well as product sales to enterprise customers and service providers. Products sold include products manufactured by MRV, as well as products manufactured by third party vendors. Such specialization enhances access to customers and allows us to penetrate targeted vertical and regional markets.

        Revenues for the three and six months ended June 30, 2002 were $61.6 million and $124.0 million, respectively, compared to $89.5 million and $189.6 million, respectively for the three and six months ended June 30, 2001, a decrease of 31% and 35%. We reported a net loss of $21.1 million and $94.1 million for the three months ended June 30, 2002 and 2001, respectively. A significant portion of these losses were due to the amortization of goodwill and other intangibles and deferred stock compensation related to our acquisitions in 2000 and our employment arrangements with Luminent's former President and its former Chief Financial Officer. We will continue to amortize deferred stock compensation through 2004 relating to these acquisitions. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, and we no longer amortize goodwill. However, our adoption of SFAS 142 has required, and we expect in the future it will require, us to record impairment charges. We completed the first step in the transitional goodwill impairment test during the quarter ended June 30, 2002. The first step indicated that the carrying value of the reporting units exceeded the fair value by an estimated $290 million to $330 million. We will complete the second step of the impairment test during the quarter ended September 30, 2002 and anticipate reporting an impairment charge at that time. We expect to perform our annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. For the six months ended June 30, 2002, we recorded impairment charges of $7.6 million in connection with certain equity method investments as the fair value of these assets was less than their carrying value. As a consequence of deferred stock compensation charges and anticipated impairment charges, we do not expect to report net income in the foreseeable future.

TRANSACTIONS WITH STOCK OF SUBSIDIARIES

        In November 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the metropolitan and access segments of the communications networks. While we had planned to distribute all of our shares of Luminent common stock to our stockholders, unfavorable business and economic conditions in the fiber optic, data networking and telecommunications industries and the resulting adverse effects on the market prices of our common stock and Luminent common stock, caused us to determine to abandon the distribution and effect a short-form merger of Luminent into one of our wholly-owned subsidiaries, thereby eliminating public ownership of Luminent. This merger was completed on December 28, 2001.

        In July 2000, we and Luminent, entered into employment agreements with Luminent's former President and Chief Executive Officer and its former Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent's common stock. The stock options were granted to Luminent's executives at exercise prices below market value, resulting in deferred stock compensation. Luminent's President and Chief Executive Officer resigned in September 2001 and its Vice President of Finance and Chief Financial Officer resigned in June 2002. The resignations were considered by the parties to be terminations other than for cause under the employment agreements, providing severance benefits based on the employment agreements, and the vesting of all of the unvested Luminent options. The MRV and Luminent stock options are now exercisable at various dates through June 2004.

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

        Employee severance costs and related benefits of $1.3 million were associated with approximately 700 layoffs through June 30, 2002, bringing Luminent's total workforce to approximately 1,000 employees as of June 30, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

        A summary of the restructuring costs for the six months ended June 30, 2002 is as follows (in thousands):


                                             2001                                            June 30,
                                          Provision        Utilized      Adjustment (1)        2002
                                          ---------        --------      -------------       --------
EXIT COSTS:
  Asset impairment                         $10,441          $10,441          $     -          $     -
  Closed and abandoned facilities            2,405              537                -            1,868
  Purchase commitments                       6,173            1,841            1,094            3,238
                                           -------          -------          -------          -------
                                            19,019           12,819            1,094            5,106
  Employee severance costs                   1,281              736                -              545
                                           -------          -------          -------          -------
                                           $20,300          $13,555          $ 1,094          $ 5,651
                                           =======          =======          =======          =======

    (1) Includes $457,000 in reduction of future liabilities based on current negotiations with vendors and $637,000 in usage of previously reserved purchase commitments for inventory and equipment. The provisions previously recognized for these items have been reversed in the six months ended June 30, 2002.


        A summary of the restructuring costs by line item for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                           Six Months Ended
                                                  ----------------------------------
                                                      June 30,           June 30,
                                                       2002                2001
                                                  --------------      --------------
       EXIT COSTS:
          Cost of goods sold                         $(1,094)             $ 3,168
          Selling, general and administrative              -               10,792
          Product development and engineering              -                  501
          Other income, net                                -                   16
                                                     -------              -------
                                                     $(1,094)             $14,477
                                                     =======              =======

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of net revenues.


                                                  Three Months Ended             Six Months Ended
                                              -------------------------      -------------------------
                                               JUNE 30,       June 30,        JUNE 30,       June 30,
                                                 2002            2001           2002           2001
                                              ---------       ---------      ---------      ---------
                                                     (Unaudited)                  (Unaudited)

NET REVENUES                                     100%           100%           100%           100%
Cost of goods sold                                66             99             68             82
GROSS PROFIT                                      34              1             32             18
OPERATING COSTS AND EXPENSES:
   Product development and engineering            23             29             24             27
   Selling, general and administrative            39             49             39             43
   Amortization of intangibles                     4             32              4             30
Total operating costs and expenses                67            110             67            100
OPERATING LOSS                                   (33)          (109)           (34)           (82)
Other expense, net                                 -              3              8              2
LOSS BEFORE MINORITY INTEREST AND
   PROVISION (BENEFIT) FOR TAXES                 (33)          (112)           (42)           (84)
Minority interest                                  -             (6)             -             (3)
Provision (benefit) for taxes                      1             (1)             1             (2)
NET LOSS                                         (34)          (105)           (43)           (78)


        The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management. These two segments are Operating Enterprises and Development Stage Enterprises, which includes all start-up activities.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

        NET REVENUES

        We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: optical passive and active components; switches and routers; remote device management; and network physical infrastructure. Revenue generated through the sales of services and systems support has been insignificant.

        Operating Enterprises. Revenues for the three months ended June 30, 2002 decreased $27.9 million, or 31%, to $61.6 million from $89.5 million for the three months ended June 30, 2001. Overall, the communications equipment industry was extremely depressed, as were the end markets that we serve. Revenues generated from our optical passive and active components represented the most significant impact on revenues, decreasing $21.4 million, or 50%, during the three months ended June 30, 2002 to $21.5 million from $42.9 million for the same period last year. The decrease in our optical passive and active components was primarily the result of the dramatic downturn in the communications equipment industry and specifically the optical components sector. Revenues generated from our switches and routers decreased $6.8 million, or 37%, to $11.7 million for the three months ended June 30, 2002 as compared to $18.5 million for the three months ended June 30, 2001. Revenues to the United States decreased $9.4 million, or 34%, for the three months ended June 30, 2002, to $18.3 million as compared to $27.7 million for the three months ended June 30, 2001. Revenues to the Asia Pacific decreased $4.5 million, or 39%, for the three months ended June 30, 2002 to $7.1 million as compared to $11.6 million for the three months ended June 30, 2001. Revenue to Europe decreased $12.6 million, or 26%, for the three months ended June 30, 2002 to $35.8 million as compared to $48.4 million for the three months ended June 30, 2001.

        Development Stage Enterprises. No significant revenues were generated by these entities for the three months ended June 30, 2002 and 2001.

        GROSS PROFIT

        Gross profit is equal to our net revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

        Operating Enterprises. Gross profit for the three months ended June 30, 2002 was $20.9 million, compared to gross profit of $765,000 for the three months ended June 30, 2001. Gross profit increased $20.1 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

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

        Our gross margin increased to 34% for the three months ended June 30, 2002, compared to gross margin of 1% for the three months ended June 30, 2001. The improvement in gross margin was attributed to the write-off of inventory and other market-related one-time charges of $29.3 million taken by Luminent during the three months ended June 30, 2001. Prior to deferred stock compensation amortization of $1.0 million and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, and Luminent's inventory write-downs and other market-related charges of $29.3 million for the three months ended June 30, 2001, gross margins would have been $21.9 million, or 36% of net revenues and $32.5 million, or 36% of net revenues, respectively.

        Development Stage Enterprises. No significant gross margins were produced by these entities for the three months ended June 30, 2002 and 2001.

        PRODUCT DEVELOPMENT AND ENGINEERING

        Product development and engineering expenses decreased 44%, to $14.4 million for the three months ended June 30, 2002 as compared to $25.8 million for the three months ended June 30, 2001.

        Operating Enterprises. Product development and engineering expenses from our operating enterprises were $8.9 million, or 14% of net revenues, for the three months ended June 30, 2002, as compared to $14.7 million, or 16% of net revenues, for the three months ended June 30, 2001. This represents a decrease of $5.8 million, or 39%, for the three months ended June 30, 2002. Prior to deferred stock compensation amortization charges of $1.6 million and $4.1 million for the three months ended June 30, 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $501,000, product development and engineering expenses would have decreased by 28% to $7.3 million, or 12% of net revenues, from $10.1 million, or 11% of net revenues, for the three months ended June 30, 2002 and 2001, respectively.

        Development Stage Enterprises. Product development and engineering expenses of the development stage enterprises were $5.5 million, or 9% of net revenues, for the three months ended June 30, 2002, as compared to $11.1 million, or 12% of net revenues, for the three months ended June 30, 2001. This represents a decrease of $5.6 million, or 50%, for the three months ended June 30, 2002. This decrease was substantially due to cost reduction efforts in line with current operations.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

        SG&A expenses decreased $19.4 million to $24.3 million for the three months ended June 30, 2002, compared to $43.7 million for the three months ended June 30, 2001. SG&A expenses were 40% and 49% of net revenues for the three months ended June 30, 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $3.6 million and $12.6 million for the three months ended June 30, 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $11.4 million, SG&A would have increased 5% to $20.8 million from $19.8 million for the three months ended June 30, 2001. As a percentage of net revenue, SG&A prior to deferred stock compensation amortization expenses and restructuring and other market-related charges would have been 34% for the three months ended June 30, 2002 and 22% for the three months ended June 30, 2001.

        Operating Enterprises. SG&A expenses decreased 45% over the prior period to $22.4 million for the three months ended June 30, 2002. SG&A expenses were 36% and 46% of our net revenue for the three months ended June 30, 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $3.6 million and $12.6 million for the three months ended June 30, 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $11.4 million, SG&A would have increased 11% to $18.8 million for the three months ended June 30, 2002, as compared to $16.9 million for the three months ended June 30, 2001. As a percentage of net revenues, SG&A prior to deferred stock compensation charges and restructuring and other market-related charges would have been 31% for the three months ended June 30, 2002, as compared to 19% for the three months ended June 30, 2001. These decreases are mainly due to the reduction of overhead expenses to align operations with current revenue levels.

        Development Stage Enterprises. SG&A expenses decreased 31% over the prior period to $2.0 million for the three months ended June 30, 2002, as compared to $2.9 million for the three months ended June 30, 2001. SG&A expenses for these entities also decreased due to reductions in overhead expenses.

        AMORTIZATION OF INTANGIBLES

        Operating Enterprises. Amortization of intangibles decreased to $2.3 million for the three months ended June 30, 2002, as compared to $29.0 million for the three months ended June 30, 2001. The decrease of $26.7 million was the result of the adoption of SFAS No. 142. In accordance with SFAS No. 142, the amortization of goodwill and certain other intangibles was discontinued effective on January 1, 2002. However, instead of amortization, an annual impairment analysis is to be performed. We completed the first step in the transitional goodwill impairment test during the quarter ended June 30, 2002. We expect to perform our annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. The first step indicated that the carrying value of the reporting units exceeded the fair value by an estimated $290 million to $330 million. We will complete the second step of the impairment test during the quarter ended September 30, 2002 and anticipate reporting an impairment charge at that time.

        Development Stage Enterprises. No significant amortization of intangibles was recorded for these entities for the three months ended June 30, 2002 and 2001.

        OTHER EXPENSE, NET

        In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the Notes) due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. During the three months ended June 30, 2002, we acquired $4.0 million in Notes in exchange for our issuance of 1.4 million shares of our common stock to the holders of the Notes. In connection with the acquisition and retirement of these Notes, we recognized a gain of $393,000, net of associated taxes. This gain has been reported in other expense, net in the accompanying consolidated condensed statements of operations. In late 1998, we repurchased $10.0 million principal amount of these notes for cash at a discount from the stated amount. We incurred $923,000 and $1.3 million in interest expense relating to the Notes for the three months ended June 30, 2002 and 2001, respectively.

        We account for certain unconsolidated subsidiaries using the equity method. The decrease in other expense from $2.4 million to $76,000 for the three months ended June 30, 2002 is primarily attributable to our share of losses from our unconsolidated subsidiaries, partially offset by interest income. Our share of losses from our unconsolidated subsidiaries was $1.3 million for the three months ended June 30, 2002, as compared to $1.8 million for the three months ended June 30, 2001.

        PROVISION (BENEFIT) FOR TAXES

        The provision for taxes for the three months ended June 30, 2002 was $856,000, compared to a benefit for taxes of $939,000 for the three months ended June 30, 2001. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions. For the three months ended June 30, 2002, there was no benefit provided for net operating losses.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

        NET REVENUES

        Operating Enterprises. Revenues for the six months ended June 30, 2002 decreased $65.6 million, or 35%, to $124.0 million from $189.6 million for the six months ended June 30, 2001. Overall, the communications equipment industry was extremely depressed, as was the end markets that we serve. Revenues generated from our optical passive and active components represented the most significant impact on revenues, decreasing $46.9 million, or 52%, during the six months ended June 30, 2002 to $43.8 million from $90.7 million for the same period last year. The decrease in our optical passive and active components was primarily the result of the dramatic downturn in the communications equipment industry and specifically the optical components sector. Revenues generated from our switches and routers decreased $13.4 million, or 35%, to $24.4 million for the six months ended June 30, 2002 as compared to $37.8 million for the six months ended June 30, 2001. Network physical infrastructure revenues decreased $3.9 million, or 13%, to $27.4 million for the six months ended June 30, 2002 as compared to $31.3 million for the six months ended June 30, 2001. Revenues to the United States decreased $33.0 million, or 48%, for the six months ended June 30, 2002, to $36.5 million as compared to $69.6 million for the six months ended June 30, 2001. Revenues to the Asia Pacific decreased $12.7 million, or 48%, for the six months ended June 30, 2002 to $13.7 million as compared to $26.4 million for the six months ended June 30, 2001. Revenue to Europe decreased $16.7 million, or 19%, for the six months ended June 30, 2002 to $73.1 million as compared to $89.8 million for the six months ended June 30, 2001.

        Development Stage Enterprises. No significant revenues were generated by these entities for the six months ended June 30, 2002 and 2001.

        GROSS PROFIT

        Gross profit is equal to our net revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

        Operating Enterprises. Gross profit for the six months ended June 30, 2002 was $40.2 million, compared to gross profit of $34.5 million for the six months ended June 30, 2001. Gross profit improved $5.8 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

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

        Our gross margin increased to 32% for the six months ended June 30, 2002, compared to gross margin of 18% for the six months ended June 30, 2001. The improvement in gross margin was attributed to improved operating efficiencies and the write-off of inventory and other market-related one-time charges of $29.3 million taken by Luminent during the six months ended June 30, 2001. Prior to deferred stock compensation amortization of $4.1 million and $9.8 million for the six months ended June 30, 2002 and 2001, respectively, and Luminent's inventory write-downs and other market-related charges of $29.3 million for the six months ended June 30, 2001, gross margins would have been $42.3 million, or 34% of net revenues and $68.0 million, or 36% of net revenues, respectively.

        Development Stage Enterprises. No significant gross margins were produced by these entities for the six months ended June 30, 2002 and 2001.

        PRODUCT DEVELOPMENT AND ENGINEERING

        Product development and engineering expenses decreased 41%, to $30.0 million for the six months ended June 30, 2002 as compared to $50.8 million for the six months ended June 30, 2001.

        Operating Enterprises. Product development and engineering expenses from our operating enterprises were $19.1 million, or 15% of net revenues, for the six months ended June 30, 2002, as compared to $27.9 million, or 15% of net revenues, for the six months ended June 30, 2001. This represents a decrease of $8.8 million, or 32%, for the six months ended June 30, 2002. Prior to deferred stock compensation amortization charges of $4.1 million and $9.8 million for the six months ended June 30, 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $501,000, product development and engineering expenses would have decreased by 15% to $15.0 million, or 12% of net revenues, from $17.5 million, or 9% of net revenues, for the six months ended June 30, 2002 and 2001, respectively. The decrease is due to cost reduction efforts in line with current operations.

        Development Stage Enterprises. Product development and engineering expenses of the development stage enterprises were $11.0 million, or 9% of net revenues, for the six months ended June 30, 2002, as compared to $22.9 million, or 12% of net revenues, for the six months ended June 30, 2001. This represents a decrease of $12.0 million, or 52%, for the six months ended June 30, 2002. The decrease is due to cost reduction efforts in line with current operations.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

        SG&A expenses decreased $34.3 million to $47.9 million for the six months ended June 30, 2002, compared to $82.1 million for the six months ended June 30, 2001. SG&A expenses were 39% and 43% of net revenues for the six months ended June 30, 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $5.8 million and $19.9 million for the six months ended June 30, 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $11.4 million, SG&A would have decreased 17% to $42.1 million from $50.9 million for the six months ended June 30, 2001. As a percentage of net revenue, SG&A prior to deferred stock compensation amortization expenses and restructuring and other market-related charges would have been 34% for the six months ended June 30, 2002 and 27% for the six months ended June 30, 2001.

        Operating Enterprises. SG&A expenses decreased 43% over the prior period to $44.0 million for the six months ended June 30, 2002. SG&A expenses were 36% and 41% of our net revenue for the six months ended June 30, 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $5.8 million and $19.9 million for the six months ended June 30, 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $11.4 million, SG&A would have decreased 16% to $38.2 million for the six months ended June 30, 2002, as compared to $45.5 million for the six months ended June 30, 2001. As a percentage of net revenues, SG&A prior to deferred stock compensation charges and restructuring and other market-related charges would have been 31% for the six months ended June 30, 2002, as compared to 24% for the six months ended June 30, 2001. These decreases are mainly due to the reduction of overhead expenses to align operations with current revenue levels.

        Development Stage Enterprises. SG&A expenses decreased 27% over the prior period to $3.9 million for the six months ended June 30, 2002, as compared to $5.3 million for the six months ended June 30, 2001. SG&A expenses for these entities decreased due to reductions in overhead expenses.

        AMORTIZATION OF INTANGIBLES

        Operating Enterprises. Amortization of intangibles decreased to $4.8 million for the six months ended June 30, 2002, as compared to $57.2 million for the six months ended June 30, 2001. The decrease of $52.3 million was the result of the adoption of SFAS No. 142. In accordance with SFAS No. 142, the amortization of goodwill and certain other intangibles was discontinued effective on January 1, 2002. However, instead of amortization, an annual impairment analysis is to be performed. We completed the first step in the transitional goodwill impairment test during the quarter ended June 30, 2002. We expect to perform our annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. The first step indicated that the carrying value of the reporting units exceeded the fair value by an estimated $290 million to $330 million. We will complete the second step of the impairment test during the quarter ended September 30, 2002 and anticipate reporting an impairment charge at that time.

        Development Stage Enterprises. No significant amortization of intangibles was recorded for these entities for the six months ended June 30, 2002 and 2001.

        OTHER EXPENSE, NET

        In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the Notes) due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. During the six months ended June 30, 2002, we acquired $28.3 million in Notes in exchange for our issuance of 7.8 million shares of our common stock to the holders of the Notes. In connection with the acquisition and retirement of these Notes, we recognized a gain of $3.7 million, net of associated taxes. This gain has been reported in other expense, net in the accompanying consolidated condensed statements of operations. In late 1998, we repurchased $10.0 million principal amount of these notes for cash at a discount from the stated amount. We incurred $2.0 million and $2.6 million in interest expense relating to the Notes for the six months ended June 30, 2002 and 2001, respectively.

        We account for certain unconsolidated subsidiaries using the equity method. The increase in other expense from $2.9 million to $10.0 million for the six months ended June 30, 2002 is primarily attributable to impairment charges of $7.6 million on our investments in these subsidiaries, $2.5 million from our share of losses from our unconsolidated subsidiaries and interest expense of $3.2 million associated with the termination of our interest rate swap, partially offset by interest income. Our share of losses from our unconsolidated subsidiaries was $3.0 million for the six months ended June 30, 2001.

        PROVISION (BENEFIT) FOR TAXES

        The provision for taxes for the six months ended June 30, 2002 was $1.0 million, compared to a benefit for taxes of $3.6 million for the six months ended June 30, 2001. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions. For the six months ended June 30, 2002, there was no benefit provided for net operating losses.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized costs are depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. We have reviewed this statement and do not expect a material impact on our financial position, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted this statement on January 1, 2002, and there has not been a material impact on our financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. We adopted this statement for the six months ended June 30, 2002 and the immediate impact of its application was the reclassification of our gain on the extinguishment of debt from an extraordinary item to other income.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $95.6 million as of June 30, 2002, a decrease of $69.0 million from cash and cash equivalents of $164.7 million as of December 31, 2001. The decrease in cash and cash equivalent is substantially the result of paying off $50.0 million of long-term debt, terminating our interest rate swap for $3.2 million and net payments on short-term obligations of $4.7 million. Working capital as of June 30, 2002 was $86.1 million compared to $175.4 million as of December 31, 2001. Our ratio of current assets to current liabilities as of June 30, 2002 was 1.5 to 1.0 compared to 2.0 to 1.0 as of December 31, 2001. The decrease in working capital is substantially attributed to our consolidated net operating losses and the classification, beginning at June 30, 2002, of our convertible subordinated notes, which are due in June 2003, as a current liability. As of June 30, 2002 and December 31, 2001, we did not have any "off-balance sheet" financing arrangements.

        Cash used in operating activities was $7.3 million for the six months ended June 30, 2002, as compared to cash used in operating activities of $43.5 million for the six months ended June 30, 2001. Cash used in operating activities is a result of our net operating loss of $53.6 million, adjusted for non-cash items such as depreciation and amortization and deferred stock compensation charges, and offset by cash generated from operating assets and liabilities. Cash used in operating activities were positively affected by decreased accounts receivables, inventories and other assets partially offset by decreases in accounts payable and accrued liabilities, during the period. The decrease in accounts receivable is due to lower revenue volumes coupled with increased collection efforts, while the decrease in inventory is primarily the result of the utilization of inventories on hand. Decreases in accounts payable and accrued liabilities are the result of dramatic slowdown in the communications equipment industry and reductions in overhead expenses.

        Cash flows used in investing activities were $828,000 for the six months ended June 30, 2002, compared to cash used in investing activities of $15.0 million for the six months ended June 30, 2001. Cash flows used in investing activities for the three months ended June 30, 2002 were the result of capital expenditures of $5.7 million, partially offset by maturities of short-term and long-term marketable securities of $4.7 million and proceeds from the dispositions of property, plant and equipment of $137,000. As of June 30, 2002, there were no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the net cash provided by the maturity of investments, offset by net cash used for capital expenditures and investments in consolidated equity method subsidiaries.

        Cash flows from financing activities were $58.0 million for the six months ended June 30, 2002, as compared to cash provided in financing activities of $24.2 million for the six months ended June 30, 2001. Cash used in financing activities was primarily the result of paying off $50.0 million of long-term debt, terminating our interest rate swap for $3.2 million and net payments on short-term obligations of $4.4 million, offset by proceeds received from the exercise of stock options of $134,000. Cash flows provided by financing activities in the prior period represent the cash received through borrowings on our short-term obligations and the exercise of stock options, offset by payments on our short-term and long-term obligations.

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

        In June 1998, we issued $100.0 million principal amount of 5% Convertible Subordinated Notes (the Notes) due in June 2003, in a private placement raising net prioceeds of $96.4 million. The share (equivalent to a conversion rate of approximately 73.94 share per $1,000 principal amount of notes), representing an initial conversion premium of 24% for a total of approximately 7.4 million shares of our common stock. The notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The notes have a five-year term and have been callable by us since June 15, 2001. The premiums payable to call these notes are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption. During the six months ended June 30, 2002, we acquired $28.3 million in Notes in exchange for the issuance of 7.8 million shares of our common stock. In connection with the acquisition and retirement of these Notes, we recognized a gain of $3.8 million net of associated taxes.

        The following table illustrates our total contractual cash obligations as of June 30, 2002 (in thousands):


                                                            Less
                                                           than 1             1 - 3            4 - 5             After 5
     Cash Obligations                     TOTAL             Year              Years            Years             Years
                                        --------          --------          --------          --------          --------
Long-term debt                          $ 10,655          $  2,314          $  4,719          $  2,616          $  1,006
Convertible subordinated notes            61,346            61,346                 -                 -                 -
Unconditional purchase
   obligations                            11,518            10,823               681                14                 -
Operating leases                          21,638             4,262             7,930             4,760             4,686
Investments                                2,144             1,232               912                 -                 -
                                        --------          --------          --------          --------          --------
Total contractual cash
   obligations                          $107,301          $ 79,977          $ 14,242          $  7,390          $  5,692
                                        ========          ========          ========          ========          ========


        Our total contractual cash obligations as of June 30, 2002, were $107.3 million, of which, $80.0 million are due within the next 12 months. These total contractual cash obligations primarily consist of long-term financing obligations including our convertible subordinated notes, operating leases for our equipment and facilities, unconditional purchase obligations for necessary raw materials and funding commitments for certain development stage enterprises. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

        Our remaining short-term obligations of $80.0 million consist primarily of $61.3 million in remaining convertible subordinated notes, $4.3 million for operating leases, $10.8 million for unconditional purchase obligations and $1.2 million for funding commitments for our development stage enterprises. Our unconditional purchase obligations are to secure the necessary raw goods for production of our products. As part of Luminent's restructure plan (see our discussion above and the Footnotes to our Consolidated Condensed Financial Statements), $3.2 million in unconditional purchase obligations have been recorded as a liability and Luminent is in negotiations to cancel or renegotiate contracts that are no longer required due to its significantly reduced orders for optical components and sales projections. The remaining purchase commitments are part of our ordinary course of business.

        Our remaining long-term obligations as of June 30, 2002 of $27.3 million consist primarily of $17.4 million of long-term financing obligations, $8.3 million in operating leases for our equipment and facilities and $912,000 for funding commitments for certain development stage enterprises. Our remaining long-term financing obligations consist of financing obtained for capital expenditures and production expansion. Our operating leases expire at various dates through 2049.

        We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and research and development requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. Our future capital requirements will depend on many factors, including acquisitions, our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

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

WE INCURRED NET LOSSES IN THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001, YEARS ENDED DECEMBER 31, 2001 AND 2000, PRIMARILY AS A RESULT OF THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND DEFERRED COMPENSATION CHARGES FROM RECENT ACQUISITIONS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We reported net losses of $53.6 million and $148.4 million for the six months ended June 30, 2002 and 2001, respectively, $326.4 million for the year ended December 31, 2001 and $153.0 million for the year ended December 31, 2000. A major contributing factor to the net losses was the amortization of goodwill and intangibles and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent's former President and Luminent's Chief Financial Officer. We will continue to record deferred stock compensation relating to these acquisitions and the employment arrangements with these executives going forward. In accordance with SFAS No. 142, the amortization of goodwill and certain other intangibles was discontinued effective on January 1, 2002. However, instead of amortization, an annual impairment analysis is to be performed. We completed the first step in the transitional goodwill impairment test during the quarter ended June 30, 2002. For the six months ended June 30, 2002, we recorded impairment charges of $7.6 million in connection with certain equity method investments, as the fair value of these assets was less than their carrying value. We expect to perform our annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. The first step indicated that the carrying value of the reporting units exceeded the fair value by an estimated $290 million to $330 million. We will complete the second step of the impairment test during the quarter ended September 30, 2002 and anticipate reporting an impairment charge at that time. As a consequence of deferred stock compensation charges and anticipated impairment charges, we do not expect to report net income in the foreseeable future.

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


These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001 and the first six months of 2002, appear to continue to affect these industries in the third quarter of 2002 and may affect them for the balance of 2002 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors, we recorded, during the year ended December 31, 2001, consolidated charges from our subsidiary, Luminent, which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other unusual items. The aggregate charges recorded during the year ended December 31, 2001 were $49.5 million. These charges are the result of the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

        Additionally, these economic conditions are making it very difficult for MRV and our other companies, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our businesses. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage manufacturing and supply chain relationships. We lost a key member of our management team in the terrorists attacks on the World Trade Center of September 11, 2001 and thus the attacks have already had adverse consequences on our business. However, we do not know how the consequences of these attacks will additionally affect our business. It is possible that a decrease in business and consumer confidence in the economy and the financial markets may lead to delays or reductions in capital expenditures by our customers and potential customers. Concerns over accounting practices of service providers and faltering growth prospects among equipment manufactures could delay the economic recovery in the telecommunications industry beyond 2002. In addition, further disruptions of the air transport system in the United States and abroad may negatively impact our ability to deliver products to customers, visit potential customers, to provide support and service to our existing customers and to obtain components in a timely fashion. If the economic or market conditions continue to languish or further deteriorate, or if the economic downturn is exacerbated as a result of political, economic or military conditions associated with current domestic and world events, our businesses, financial condition and results of operations could be further impaired.

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

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

        International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the periods indicated below:


                                  Six Months Ended                        Year Ended
                                --------------------      --------------------------------------------
                                June 30,    June 30,      December 31,    December 31,    December 31,
                                  2002       2001            2001            2000            1999
                                -------     -------       -----------     -----------     -----------
Percent of total revenue
   from foreign sales             71%         63%             67%             63%             58%


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

     - In April 1999, we received a written notice from Rockwell Automation Technologies Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes and this claim initially resulted in litigation, which has since been dismissed pending the results of litigation not directly involving us.

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

        Moreover, although our portfolio of investment securities currently comprises substantially less than 40% of our total assets, fluctuations in the value of these securities or of our other assets as a result of future economic conditions or events, or, more likely, the sale of one or more of companies in exchange for the securities of the purchaser, may cause this limit to be exceeded. In any case where our investment securities resulting from a sale of one or more of our companies or otherwise were in excess of the 40% limit, we would have to attempt to reduce our investment securities as a percentage of our total assets unless an exclusion or safe harbor was available to us. This reduction could be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. We may be unable to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses or the terms on which we are able to acquire these assets may be unfavorable. The mere existence of these issues could cause us to forego a transaction, which might otherwise have been beneficial to us.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a)   Not applicable.

   (b)   Not applicable.

   (c) During the three months ended June 30, 2002, registrant issued an aggregate of 1,438,495 shares of its common stock to two holders of its 5% Convertible Subordinated Notes due 2003 (the "Notes") in exchange for $4.0 million principal amount of the Notes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         11.1 - Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

   (b)   Reports on Form 8-K

         One report on Form 8-K were filed during the period covered by this Report, as follows:

         A report on Form 8-K dated June 18, 2002 was filed on June 18, 2002 reporting matters under Item 4.

                                    SIGNATURE

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.



                                MRV COMMUNICATIONS, INC.


                                By:  /s/ Noam Lotan
                                ------------------------------------------------
                                Noam Lotan
                                President and Chief Executive Officer


                                By:  /s/ Shay Gonen
                                ------------------------------------------------
                                Shay Gonen
                                Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Quarterly Report of MRV Communications, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on August 14, 2002, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                MRV COMMUNICATIONS, INC.


                                By:  /s/ Noam Lotan
                                ------------------------------------------------
                                Noam Lotan
                                President and Chief Executive Officer


                                By:  /s/ Shay Gonen
                                ------------------------------------------------
                                Shay Gonen
                                Chief Financial Officer