Form 10-Q/A
period 2002-06-30
MRV COMMUNICATIONS INC
filed 2002-08-20
CIK 887969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------



                                  FORM 10-Q/A
                               (Amendment No. 1)


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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of MRV Communications, Inc. filed on August 14, 2002 provides additional disclosure with respect to the contractual cash obligations, specifically to the short-term obligations of the company.

The "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been revised to include $14.2 million of short-term obligations that was erroneously excluded from the table of contractual cash obligations. The two subsequent paragraphs following this table have been updated accordingly.

The rest of the form 10-Q, as filed, remained unchanged.



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

        The following table illustrates our total contractual cash obligations as of June 30, 2002 (in thousands):


                                                            Less
                                                           than 1             1 - 3            4 - 5             After 5
     Cash Obligations                     TOTAL             Year              Years            Years             Years
                                        --------          --------          --------          --------          --------
Short-term obligations                  $ 14,232          $ 14,232          $      -          $      -          $      -
Long-term debt                            10,655             2,314             4,719             2,616             1,006
Convertible subordinated notes            61,346            61,346                 -                 -                 -
Unconditional purchase
   obligations                            11,518            10,823               681                14                 -
Operating leases                          21,638             4,262             7,930             4,760             4,686
Investments                                2,144             1,232               912                 -                 -
                                        --------          --------          --------          --------          --------
Total contractual cash
   obligations                          $121,533          $ 94,209          $ 14,242          $  7,390          $  5,692
                                        ========          ========          ========          ========          ========


        Our total contractual cash obligations as of June 30, 2002, were $121.5 million, of which, $94.2 million are due within the next 12 months. These total contractual cash obligations primarily consist of short-term obligations, long-term financing obligations including our convertible subordinated notes, operating leases for our equipment and facilities, unconditional purchase obligations for necessary raw materials and funding commitments for certain development stage enterprises. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

        Our remaining short-term obligations of $94.2 million consist primarily of $61.3 million in remaining convertible subordinated notes, $14.2 million for short-term obligations, $4.3 million for operating leases, $10.8 million for unconditional purchase obligations and $1.2 million for funding commitments for our development stage enterprises. Our unconditional purchase obligations are to secure the necessary raw goods for production of our products. As part of Luminent's restructure plan (see our discussion above and the Footnotes to our Consolidated Condensed Financial Statements), $3.2 million in unconditional purchase obligations have been recorded as a liability and Luminent is in negotiations to cancel or renegotiate contracts that are no longer required due to its significantly reduced orders for optical components and sales projections. The remaining purchase commitments are part of our ordinary course of business.

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

         11.1 - Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

   (b)   Reports on Form 8-K

         One report on Form 8-K were filed during the period covered by this Report, as follows:

         A report on Form 8-K dated June 18, 2002 was filed on June 18, 2002 reporting matters under Item 4.

                                    SIGNATURE

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2002.



                                MRV COMMUNICATIONS, INC.


                                By:  /s/ Noam Lotan
                                ------------------------------------------------
                                Noam Lotan
                                President and Chief Executive Officer


                                By:  /s/ Shay Gonen
                                ------------------------------------------------
                                Shay Gonen
                                Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Quarterly Report of MRV Communications, Inc. (the "Company") on Form 10-Q/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on August 19, 2002, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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