Form 10-Q
period 2002-09-30
MRV COMMUNICATIONS INC
filed 2002-11-14
CIK 887969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to _______________

                         Commission file number 0-25678

                                   ---------

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

         Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 9134 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 1, 2002, there were 94,453,402 shares of Common Stock, $.0017 par value per share, outstanding.

                            MRV COMMUNICATIONS, INC.

                         FORM 10-Q, SEPTEMBER 30, 2002

                                     INDEX

                                                                                              Page Number
                                                                                              -----------
PART I         Financial Information                                                                    3

Item 1.        Financial Statements:                                                                    3

               Consolidated Condensed Statements of Operations (unaudited) for the                      4
                 three and nine months ended September 30, 2002 and 2001

               Consolidated Condensed Balance Sheets as of September 30, 2002                           5
                 (unaudited) and December 31, 2001

               Consolidated Condensed Statements of Cash Flows (unaudited) for the                      7
                 nine months ended September 30, 2002 and 2001

               Notes to Unaudited Consolidated Condensed Financial Statements                           8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results                 17
                 of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                              32

Item 4.        Controls and Procedures                                                                 33

PART II        Other Information                                                                       45

Item 2.        Changes in Securities and Use of Proceeds                                               45

Item 6.        Exhibits and Reports on Form 8-K                                                        45

               Signatures                                                                              46

               Certifications Pursuant to Rule 13a-14:

                 Certification of the Chief Executive Officer                                          47

                 Certification of the Chief Financial Officer                                          48

               Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to                 49
                 Section 906 of the Sarbanes-Oxley Act of 2002

As used in this Report, "we, "us," "our," "MRV" or the "Company" refer to MRV Communications, Inc. and its consolidated subsidiaries.

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

         In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the three and nine months then ended.

                            MRV COMMUNICATIONS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                Nine Months Ended
                                                           -------------------------------    ----------------------------
                                                            (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                                             SEPT. 30,        Sept. 30,        SEPT. 30,       Sept. 30,
                                                               2002              2001             2002            2001
--------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                $      60,833   $       69,730    $     184,878   $     259,364
Cost of goods sold                                                43,377           57,621          127,205         212,777
                                                           -------------   --------------    -------------   -------------
GROSS PROFIT                                                      17,456           12,109           57,673          46,587
OPERATING COSTS AND EXPENSES:
  Product development and engineering                             11,681           19,307           41,726          70,094
  Selling, general and administrative                             21,365           51,252           69,224         133,375
  Amortization of intangibles                                         29           27,218               86          84,385
  Impairment loss on long-lived assets                            16,516                -           16,516               -
  Impairment loss on goodwill and other intangibles               72,697                -           72,697               -
                                                           -------------   --------------    -------------   -------------
Total operating costs and expenses                               122,288           97,777          200,249         287,854
                                                           -------------   --------------    -------------   -------------
OPERATING LOSS                                                  (104,832)         (85,668)        (142,576)       (241,267)
Other expense, net                                                   374            1,410           10,328           4,303
                                                           -------------   --------------    -------------   -------------

LOSS BEFORE MINORITY INTEREST, PROVISION FOR TAXES AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                     (105,206)         (87,078)        (152,904)       (245,570)
Minority interest                                                     43           (3,646)             145         (10,085)
Provision for taxes                                               11,869            6,215           12,911           2,593
                                                          --------------   --------------    -------------   -------------
LOSS BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE           (117,118)         (89,647)        (165,960)       (238,078)
Cumulative effect of an accounting change                              -                -          296,355               -
                                                          --------------   --------------    -------------   -------------
NET LOSS                                                  $     (117,118)  $      (89,647)   $    (462,315)  $    (238,078)
                                                          ==============   ==============    =============   =============

EARNINGS PER SHARE:
Basic and diluted loss per share:
  Loss before cumulative effect of an accounting change   $        (1.24)  $        (1.16)   $       (1.85)  $       (3.13)
  Cumulative effect of an accounting change               $            -   $            -    $       (3.30)  $           -
  NET LOSS                                                $        (1.24)  $        (1.16)   $       (5.15)  $       (3.13)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted                                                 94,351           77,404           89,800          75,973
                                                          ==============   ==============    =============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements

                            MRV COMMUNICATIONS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                 SEPTEMBER 30,
                                                                                     2002          December 31, 2001
--------------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   80,675          $  164,676
   Short-term marketable securities                                                   22,911              46,696
   Time deposits                                                                       3,092               9,341
   Accounts receivable, net                                                           40,571              55,106
   Inventories                                                                        39,389              57,308
   Assets held for sale                                                               36,322                   -
   Other current assets                                                                8,848              10,044
                                                                                  ----------          ----------
TOTAL CURRENT ASSETS                                                                 231,808             343,171

PROPERTY, PLANT AND EQUIPMENT, NET                                                    35,599              72,012

GOODWILL AND OTHER INTANGIBLES                                                        29,869             395,312

LONG-TERM MARKETABLE SECURITIES                                                        1,359                   -

DEFERRED INCOME TAXES                                                                 11,749              23,229

INVESTMENTS                                                                            5,741              16,937

OTHER NON-CURRENT ASSETS                                                               5,893              13,834
                                                                                  ----------          ----------
                                                                                  $  322,018          $  864,495
                                                                                  ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $      684          $   52,226
   Convertible subordinated notes                                                     39,918                   -
   Short-term obligations                                                              1,869              18,679
   Accounts payable                                                                   39,997              48,586
   Accrued liabilities                                                                30,552              39,035
   Liabilities held for sale                                                          23,614                   -
   Other current liabilities                                                           6,694               9,277
                                                                                  ----------          ----------
TOTAL CURRENT LIABILITIES                                                            143,328             167,803

LONG-TERM DEBT                                                                           614               8,871

CONVERTIBLE SUBORDINATED NOTES                                                             -              89,646

OTHER LONG-TERM LIABILITIES                                                            3,792               3,737

MINORITY INTEREST                                                                      7,311               9,762

COMMITMENTS AND CONTINGENCIES

                            MRV COMMUNICATIONS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                 SEPTEMBER 30,      December 31,
                                                                                     2002               2001
----------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value:
     Authorized -- 1,000 shares; no shares issued or outstanding                            -                  -
   Common stock, $0.0017 par value:
     Authorized -- 160,000 shares
     Issued -- 95,634 shares in 2002 and 82,824 in 2001
     Outstanding -- 95,016 shares in 2002 and 82,776 in 2001                              161                141
   Additional paid-in capital                                                       1,148,737          1,118,942
   Accumulated deficit                                                               (959,998)          (497,683)
   Deferred stock compensation, net                                                    (9,859)           (26,344)
   Treasury stock, 618 shares in 2002 and 48 shares in 2001                              (679)              (133)
   Accumulated other comprehensive loss                                               (11,389)           (10,247)
                                                                                 ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                            166,973            584,676
                                                                                 ------------       ------------
                                                                                 $    322,018       $    864,495
                                                                                 ============       ============

The accompanying notes are an integral part of these consolidated condensed balance sheets

                            MRV COMMUNICATIONS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          Nine Months Ended
                                                                                  ---------------------------------
                                                                                  SEPTEMBER 30,       September 30,
                                                                                      2002                2001
-------------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET CASH USED IN OPERATING ACTIVITIES                                         $  (10,346)          $  (86,151)
                                                                                  ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                         (5,939)              (3,528)
   Proceeds from sale or maturity of investments                                      22,353               16,267
   Investments in unconsolidated equity method subsidiaries                                -               (3,457)
   Cash used in acquisition, net of cash received                                       (490)                   -
   Proceeds from sale of property, plant and equipment                                    75                   36
                                                                                  ----------           ----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                         15,999                9,318
                                                                                  ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                            134               18,989
   Payment to terminate interest rate swap                                            (3,198)                   -
   Extinguishment of convertible subordinated notes                                  (19,732)                   -
   Purchase of treasury shares                                                          (547)                   -
   Payments on short-term obligations                                                (62,861)             (16,860)
   Borrowings on short-term obligations                                               57,453               18,307
   Payments on long-term obligations                                                 (51,978)              (1,856)
   Borrowings on long-term obligations                                                     -                2,890
                                                                                  ----------           ----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (80,729)              21,470
                                                                                  ----------           ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (4,340)                 483
                                                                                  ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (79,416)             (54,880)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD (1)                                   160,091              266,261
                                                                                  ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   80,675           $  211,381
                                                                                  ==========           ==========

(1) Includes the reclassification of assets and liabilities held for sale as of January 1, 2002. See Note 15 to consolidated condensed financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements

                            MRV COMMUNICATIONS, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       EARNINGS PER SHARE

         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options, warrants and conversion of the convertible subordinated notes. The effect of the assumed conversion of $39.9 million and $89.6 million of convertible subordinated notes for the three and nine months ended September 30, 2002 and 2001, respectively, have not been included in the loss per share computation, as it would be anti-dilutive. The dilutive effect of all of MRV's stock options and warrants outstanding for the three and nine months ended September 30, 2002 and 2001, respectively, have not been included in the loss per share computation as their effect would be anti-dilutive.

2.       GOODWILL AND OTHER INTANGIBLE ASSETS

         MRV adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

         As required by SFAS No. 142, MRV performed transitional impairment tests on goodwill and other intangibles assets with indefinite lives, which consisted of patents and assembled work forces, as of January 1, 2002. As a result of the impairment tests, MRV recorded a $296.4 million cumulative effect of an accounting change. Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its fair value. MRV estimated the fair value of its reporting units using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

         Included in MRV's $296.4 million impairment was a $247.3 million charge related to the impairment of the goodwill associated with the Foreign Optical Components and Free-Space Optics reporting units. The Foreign Optical Components reporting unit included the goodwill generated from the FOCI Fiber Optic Communications, Inc. ("FOCI") and Quantum Optech, Inc. ("QOI") acquisitions (see
Note 15, Subsequent Event). The optical components, active and passive, markets continued to deteriorate and have contracted significantly. As a result, MRV determined that a significant portion of the goodwill acquired had been impaired. The goodwill impairment in the Free-Space Optics reporting unit reflected the significantly lower fair value calculated on the basis of reduced operating revenues and income as a result of a depressed market for those products.

         The remaining $49.1 million of impairment charge related to patents and assembled work forces associated with the Free Space Optics reporting unit. The impairment of these patents and assembled work forces reflected the same circumstances as described above.

         During the third quarter of 2002 and in addition to the transitional impairment testing, MRV reviewed its remaining goodwill and other intangible assets as required annually pursuant to SFAS No. 142. MRV has determined that the annual impairment test will be performed on October 1st of each year. As a result of these reviews, the amount of the impairment was available prior to the issuance of the financial statements and, as the impairment existed as of September 30, 2002, the impairment was recognized during the third quarter of 2002. This impairment reduced the carrying value of goodwill and other intangible assets by recording an impairment charge of $72.7 million, which consisted of $70.4 million relating to goodwill and $2.3 million relating to patents. MRV estimated the fair value of its reporting units using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

         The following table summarizes MRV's identifiable intangible assets and goodwill balances as of September 30, 2002 and December 31, 2001 (in thousands):

                                              SEPTEMBER 30, 2002                            December 31, 2001
                                  -----------------------------------------     ----------------------------------------
                                    GROSS                          NET            Gross                          Net
                                   CARRYING        ACCUM.        CARRYING        Carrying         Accum.       Carryng
                                    AMOUNT         AMORT.         AMOUNT          Amount          Amort.        Amount
                                  ----------    -----------    ------------     ----------    ------------   -----------
INTANGIBLE ASSETS SUBJECT
  TO AMORTIZATION:
    Patents                       $   21,331    $  (21,331)     $        -      $   64,600     $  (14,445)    $   50,155
    Assembled work forces                805          (805)              -           1,790           (537)         1,253
    Customer contracts                   720          (720)              -             720           (720)             -
    Other                                243           (86)            157               -              -              -
                                  ----------    ----------      ----------      ----------     ----------     ----------
                                  $   23,099    $  (22,942)     $      157      $   67,110     $  (15,702)    $   51,408
                                  ==========    ==========      ==========      ==========     ==========     ----------

INTANGIBLE ASSETS NOT
  SUBJECT TO AMORTIZATION:
    Goodwill                      $  196,234    $ (166,522)     $   29,712      $  510,426     $ (166,522)    $  343,904
                                  ==========    ==========      ==========      ==========     ==========     ==========

         The results for the three and nine months ended September 30, 2001 do not reflect the provisions of SFAS No. 142. Had MRV adopted SFAS 142 on January 1, 2001, the reported loss before cumulative effect of an accounting change and the related net loss per share would have been presented as follows (in thousands, except per share amounts):

                                                    Three Months Ended             Nine Months Ended
                                               ---------------------------    --------------------------
                                                 SEPT. 30,     Sept. 30,        SEPT. 30,     Sept. 30,
                                                   2002          2001             2002          2001
                                               ------------  -------------    ------------  ------------
LOSS BEFORE CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE:
    Reported loss before cumulative
      effect of an accounting change           $  (117,118)   $   (89,647)    $  (165,960)   $  (238,078)
    Amortization of intangibles                          -         27,218               -         84,385
    Impairment loss of goodwill and
      other intangibles                             72,697              -          72,697              -
                                               -----------    -----------     -----------    -----------
    Adjusted loss before cumulative
      effect of an accounting change           $   (44,421)   $   (62,429)    $   (93,263)   $  (153,693)
                                               ===========    ===========     ===========    ===========

  BASIC AND DILUTED EARNINGS PER SHARE:
    Reported loss before cumulative
      effect of an accounting change           $     (1.24)   $     (1.16)    $     (1.85)   $     (3.13)
    Amortization of intangibles                          -           0.35               -           1.11
    Impairment of loss goodwill and
      other intangibles                               0.77              -            0.81              -
                                               -----------    -----------     -----------    -----------
    Adjusted loss before cumulative effect
      of an accounting change                  $     (0.47)   $     (0.81)    $     (1.04)   $     (2.02)
                                               ===========    ===========     ===========    ===========

3.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) were as follows (in thousands):

                                                   Three Months Ended              Nine Months Ended
                                               ---------------------------    ---------------------------
                                                 SEPT. 30,      Sept. 30,       SEPT. 30,      Sept. 30,
                                                   2002           2001            2002           2001
                                               ------------   ------------    ------------   ------------
Net loss                                       $  (117,118)   $   (89,647)    $  (462,315)   $  (238,078)
Realized loss on interest rate swap                      -              -           3,198              -
Unrealized gain (loss) on interest
  rate swap                                              -         (1,049)              -         (3,429)
Foreign currency translation                          (934)         1,394          (4,340)           483
                                               -----------    -----------     -----------    -----------
                                               $  (118,052)   $   (89,302)    $  (463,457)   $  (241,024)
                                               ===========    ===========     ===========    ===========

4.       CASH AND CASH EQUIVALENTS, TIME DEPOSITS AND MARKETABLE SECURITIES

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

         MRV accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 2002 and 2001, short-term investments consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. As defined by SFAS No. 115, MRV has classified these investments in debt securities as "held-to-maturity" investments and all investments are recorded at their amortized cost basis, which approximated their fair market value at September 30, 2002 and 2001.

5.       INVENTORIES

         Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

                                      SEPTEMBER 30,    December 31,
                                          2002            2001
                                     -------------     ------------
Raw materials                        $      8,976      $     15,444
Work-in process                             5,896            19,230
Finished goods                             24,517            22,634
                                     -------------     ------------
                                     $     39,389      $     57,308
                                     =============     ============

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

         MRV's operating enterprises design, manufacture and distribute optical components, optical subsystems, optical networking solutions and Internet infrastructure products. The primary activities of operating enterprises are to provide solutions which enable high-speed broadband communications. Development stage enterprises, which MRV has created or invested in, focus on core routing, network transportation, switching and IP services, and fiber optic components and systems. The primary activities of development stage enterprises have been to develop solutions and technologies from which significant revenues have yet to be earned.

         The accounting policies of the segments are the same as those described in the summary of significant accounting polices in MRV's latest annual report on Form 10-K. MRV evaluates segment performance based on revenues and operating income (loss) of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of operations data below operating income.

         Business segment net revenues for the three and nine months ended September 30, 2002 and 2001 were generated from operating enterprises. For the three and nine months ended September 30, 2002, there were no significant net revenues generated by development stage enterprises. There were no inter-segment sales during the three and nine months ended September 30, 2002 and 2001. Net revenues by product group for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

                                             Three Months Ended              Nine Months Ended
                                          ------------------------       ------------------------
                                          SEPT. 30,      Sept. 30,        SEPT. 30,     Sept. 30,
                                            2002           2001             2002          2001
                                          ---------      ---------       ----------     ---------
Optical passive components                $   8,758      $   8,454       $   24,084     $   32,102
Optical active components                    11,098         13,315           39,590         83,100
Switches and routers                         13,286         15,869           37,698         54,656
Remote device management                      4,448          6,103           13,083         14,070
Network physical infrastructure              14,508         15,714           41,890         47,347
Services                                      3,982          6,955           15,088         16,545
Other network products                        4,753          3,320           13,445         11,544
                                          ---------      ---------       ----------     ----------
                                          $  60,833      $  69,730       $  184,878     $  259,364
                                          =========      =========       ==========     ==========

         For the three and nine months ended and as of September 30, 2002 and 2001, MRV had no single customer that accounted for more than 10% of net revenues or accounts receivable, respectively. A summary of external net revenues by geographical region is as follows (in thousands):

                                             Three Months Ended              Nine Months Ended
                                          ------------------------       -------------------------
                                          SEPT. 30,      Sept. 30,        SEPT. 30,      Sept. 30,
                                            2002           2001             2002           2001
                                          ---------      ---------       ----------     ----------
United States                             $  13,980      $  21,597       $   50,529     $   93,789
Asia Pacific                                 10,646          7,872           24,392         35,118
Europe                                       35,688         39,963          108,766        127,563
Other                                           519            298            1,191          2,894
                                          ---------      ---------       ----------     ----------
                                          $  60,833      $  69,730       $  184,878     $  259,364
                                          =========      =========       ==========     ==========

         Business segment operating loss for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

                                             Three Months Ended              Nine Months Ended
                                          ------------------------       ------------------------
                                          SEPT. 30,      Sept. 30,       SEPT. 30,      Sept. 30,
                                            2002           2001            2002           2001
                                          ---------      ---------       ---------      ---------
Operating enterprises                     $ (99,077)      $(72,061)      $(121,493)     $(199,419)
Development stage enterprises                (5,755)       (13,607)        (21,083)       (41,848)
                                          ---------       --------       ---------      ---------
                                          $(104,832)      $(85,668)      $(142,576)     $(241,267)
                                          =========       ========       =========      =========

         Loss before provision for income taxes for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

                                             Three Months Ended              Nine Months Ended
                                          ------------------------       ------------------------
                                          SEPT. 30,      Sept. 30,       SEPT. 30,      Sept. 30,
                                            2002           2001            2002           2001
                                          ---------      ---------       ---------      ---------
United States                             $ (33,321)      $(43,567)      $(129,738)     $(126,385)
Foreign                                     (71,928)       (39,865)       (319,666)      (109,100)
                                          ---------       --------       ---------      ---------
                                          $(105,249)      $(83,432)      $(449,404)     $(235,485)
                                          =========       ========       =========      =========

7.       RESTRUCTURING CHARGES

         From November 9, 2000 through December 28, 2001, MRV owned approximately 92% of Luminent, Inc. and approximately 8% of Luminent's shares were publicly traded. During the second quarter of 2001, Luminent's management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. These actions are expected to realign the business based on current and near-term growth rates. All of these actions are expected to be completed by the end of the second quarter of fiscal year 2003.

         Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through September 30, 2002, bringing Luminent's total workforce to approximately 950 employees as of September 30, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

         A summary of the restructuring costs and the remaining liability through and as of September 30, 2002 is as follows (in thousands):

                                           2001                                           SEPT. 30,
                                         Provision       Utilized        Adjustment         2002
                                         ---------       --------        ----------       ---------
EXIT COSTS:
  Asset impairment                        $10,441         $10,441           $  -           $    -
  Closed and abandoned facilities           2,405             537              -            1,868
  Purchase commitments                      6,173           1,977            797            3,399
                                          -------         -------           ----           ------
                                           19,019          12,955            797            5,267
  Employee severance costs                  1,281             736              -              545
                                          -------         -------           ----           ------
                                          $20,300         $13,691           $797           $5,812
                                          =======         =======           ====           ======

         A summary of the restructuring costs by line item for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                                              Nine Months Ended
                                                                          -------------------------
                                                                          SEPT. 30,       Sept. 30,
                                                                            2002            2001
                                                                          ---------       ---------
EXIT COSTS:
  Cost of goods sold                                                       $(797)          $ 4,628
  Selling, general and administrative                                          -            12,376
  Product development and engineering                                          -               501
  Other income, net                                                            -                16
                                                                           -----           -------
                                                                           $(797)          $17,521
                                                                           =====           =======

8.       INCOME TAXES

        MRV records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, MRV assesses the likelihood that its deferred tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, MRV establishes a valuation allowance against its deferred tax asset, increasing its income tax expense in the period such determination is made. The provision for taxes for the nine months ended September 30, 2002 was $12.9 million, compared to a provision for taxes of $2.6 million for the nine months ended September 30, 2001. During 2002, MRV recorded an additional valuation allowance (tax expense) totaling $11.9 million relating to the expected realization of its deferred income tax assets based on likely future recovery. MRV's tax expense fluctuates primarily due to the tax jurisdictions where it currently has operating facilities and the varying tax rates in those jurisdictions. For 2002, there was no benefit provided for net operating losses.

9.       INTEREST RATE SWAP

         MRV entered into an interest rate swap (the "Swap") in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in long-term debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the long-term debt of $50.0 million (see Note 9, Long-term Debt and Convertible Subordinated Notes) and terminated the Swap. The realized loss on the Swap of $3.2 million has been recorded as interest expense and is included in other expense, net in the accompanying consolidated condensed statements of operations.

10.      LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES

         In February 2002, MRV paid off a $50.0 million term loan. Additionally, during the three months ended September 30, 2002, MRV acquired $21.4 million in convertible subordinated notes (the "Notes") in exchange for $19.7 million in cash. During the six months ended June 30, 2002, MRV acquired $28.3 million in convertible subordinated notes (the "Notes") in exchange for MRV's issuance of
7.8 million shares of its common stock to the holders of the Notes. In connection with these acquisitions, MRV recognized a gain of $5.3 million, net of associated taxes, for the nine months ended September 30, 2002. MRV retired all Notes acquired.

11.      STOCK REPURCHASE PROGRAM

         On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. As of September 30, 2002, MRV had repurchased 570,000 shares of its common stock at a cost of $546,000 under this program.

12.      RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. MRV has reviewed this statement and does not expect a material impact on its financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. MRV adopted this statement on January 1, 2002 (see Note 15, Subsequent Event).

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. MRV has adopted this statement for the nine months ended September 30, 2002, and the immediate impact of its application was the reclassification of the gain on the extinguishment of debt (see Note 9, Long-term Debt and Convertible Subordinated Notes) from an extraordinary item to other income.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002. MRV has reviewed this statement and does not expect a material impact on its financial position, results of operations or cash flows.

13.      SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

                                                               Nine Months Ended
                                                           -------------------------
                                                           SEPT. 30,       Sept. 30,
                                                             2002            2001
                                                           ---------       ---------
SUPPLEMENTAL STATEMENT OF CASH FLOW
    INFORMATION (IN THOUSANDS):
      Cash paid during period for interest                  $2,087           $6,937
                                                            ======           ======
      Cash paid during period for taxes                     $2,039           $3,144
                                                            ======           ======

         During the nine months ended September 30, 2002, MRV exchanged $28.3 million in convertible subordinated notes for 7.8 million shares of its common stock. This non-cash transaction has been excluded from the accompanying statements of cash flows.

14.      RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

15.      SUBSEQUENT EVENT

         On October 15, 2002, MRV's wholly-owned subsidiary Luminent, Inc. ("Luminent"), in a single transaction, sold (i) 53.4 million shares of the capital stock of FOCI amounting to approximately 78% of the total issued and outstanding share capital of FOCI and (ii) 19.0 million shares of the capital stock of QOI, representing approximately 99% of the total issued and outstanding share capital of QOI. The purchasers consisted of employees of FOCI, including its President. Luminent continues to hold approximately 19.5% of the outstanding share capital of FOCI and no remaining ownership in QOI.

         The consideration received by Luminent for the sale of the FOCI and QOI shares, which was determined through arms' length negotiations between Luminent and MRV on the one hand, and the purchasers on the other, consisted of $8.0 million in cash and $2.0 million in credit against future purchases of components. These assets have been included in MRV's Operating Enterprises segment.

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," MRV has classified the assets and liabilities sold as "assets held for sale" and "liabilities held for sale" in the accompanying balance sheet. For the nine months ended September 30, 2002, MRV recorded an impairment loss on long-lived assets totaling $15.9 million measured based on the lower of its carrying amount or fair value less cost to sell. The fair value less cost to sell was based on the sale price described above. The adjusted carrying amounts of the major classes of assets and liabilities sold as of September 30, 2002 and the historical carrying amounts as of December 31, 2001 were as follows (in thousands):

                                                           SEPTEMBER 30,      December 31,
                                                               2002               2001
                                                           -------------      ------------
ASSETS HELD FOR SALE
  Cash and cash equivalents                                   $ 2,265           $  4,585
  Marketable securities                                            85                 72
  Time deposits                                                 4,907              4,708
  Accounts receivable, net                                      5,924              5,615
  Inventories                                                   4,722              8,184
  Property, plant and equipment                                12,480             28,792
  Goodwill and other intangibles, net                             597            193,650
  Other current and non-current assets                          5,342              5,440
                                                              -------           --------
                                                              $36,322           $251,046
                                                              =======           ========
LIABILITIES HELD FOR SALE
  Short-term obligations                                      $10,430           $  9,711
  Accounts payable                                              1,499              3,009
  Accrued liabilities                                           2,087              3,126
  Long-term debt                                                8,259              9,512
  Other current and non-current liabilities                     1,339              1,464
                                                              -------           --------
                                                              $23,614           $ 26,822
                                                              =======           ========

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

OVERVIEW

         We design, develop, manufacture, market and sell optical components and optical network systems. Our optical components are aimed towards the metro and residential access markets with our three product segments: extended-reach long wavelength transceivers, metro access CWDM/DWDM and deep fiber residential access (FTTX). We also provide intelligent network infrastructure systems and elements for enterprise campus and metro networks. Our integrated solutions include optical transport elements (using both fiber optics and Free-Space Optics), metro Ethernet aggregation and remote presence management.

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

         Revenues for the three and nine months ended September 30, 2002 were $60.8 million and $184.9 million, respectively, compared to $69.7 million and $259.4 million, respectively for the three and nine months ended September 30, 2001, a decrease of 13% and 29%, respectively. We reported a net loss of $117.1 million and $89.6 million for the three months ended September 30, 2002 and 2001, respectively. A significant portion of these losses were due to the impairment of goodwill and other intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets," amortization of goodwill and other intangibles and deferred stock compensation related to our acquisitions in 2000 and our employment arrangements with Luminent's former President and its former Chief Financial Officer. We will continue to amortize deferred stock compensation through 2004 relating to these acquisitions. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead goodwill and intangibles will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. We will perform our annual impairment review as of October 1st each year, commencing with this review. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million in the third quarter of 2002. For the nine months ended September 30, 2002, we recorded impairment charges of $7.6 million in connection with certain equity method investments as the fair value of these assets was less than their carrying value. As a consequence of deferred stock compensation charges and potential impairment charges, we do not expect to report net income in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters.

         Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

         Revenue Recognition. We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no right of return. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: passive and active optical components; switches and routers; remote device management; and network physical infrastructure. Revenue generated through the sales of services and systems support has been insignificant.

         Allowance for Doubtful Accounts. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet its financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

         Inventory Reserves. We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of goods sold. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of goods sold.

         Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

         Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that its deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

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

RESTRUCTURING CHARGES

         In the second quarter of 2001, when Luminent's common stock was still publicly traded, Luminent's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. These actions are expected to realign Luminent's business based on current and near term growth rates. All of these actions are expected to be completed by the end of the second quarter of fiscal year 2003.

         Employee severance costs and related benefits of $1.3 million were associated with approximately 750 layoffs through September 30, 2002, bringing Luminent's total workforce to approximately 950 employees as of September 30, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

         A summary of the restructuring costs and the remaining liability through and as of September 30, 2002 is as follows (in thousands):

                                           2001                                              SEPT. 30,
                                        Provision           Utilized        Adjustment         2002
                                        ---------           --------        ----------       ---------
EXIT COSTS:
  Asset impairment                       $10,441            $10,441            $  -           $    -
  Closed and abandoned facilities          2,405                537               -            1,868
  Purchase commitments                     6,173              1,977             797            3,399
                                         -------            -------            ----           ------
                                          19,019             12,955             797            5,267
  Employee severance costs                 1,281                736               -              545
                                         -------            -------            ----           ------
                                         $20,300            $13,691            $797           $5,812
                                         =======            =======            ====           ======

         A summary of the restructuring costs by line item for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                                                Nine Months Ended
                                                                            --------------------------
                                                                            SEPT. 30,        Sept. 30,
                                                                              2002             2001
                                                                            ---------        ---------
EXIT COSTS:
  Cost of goods sold                                                          $(797)          $ 4,628
  Selling, general and administrative                                             -            12,376
  Product development and engineering                                             -               501
  Other income, net                                                               -                16
                                                                              -----           -------
                                                                              $(797)          $17,521
                                                                              =====           =======

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of net revenues.

                                                                Three Months Ended            Nine Months Ended
                                                              -----------------------      ------------------------
                                                              SEPT. 30,     Sept. 30,      SEPT. 30,      Sept. 30,
                                                                2002          2001           2002            2001
-------------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)                    (Unaudited)
NET REVENUES                                                    100%           100%           100%           100%
Cost of goods sold                                               71             83             69             82

GROSS PROFIT                                                     29             17             31             18

OPERATING COSTS AND EXPENSES:
   Product development and engineering                           19             28             23             27
   Selling, general and administrative                           35             74             37             51
   Amortization of intangibles                                    -             39              -             33
   Impairment loss of long-lived assets                          27              -              9              -
   Impairment loss of goodwill and other intangibles            120              -             39              -
Total operating costs and expenses                              201            140            108            111

OPERATING LOSS                                                 (172)          (123)           (77)           (93)
Other expense, net                                                1              2              6              2

LOSS BEFORE MINORITY INTEREST,
   PROVISION FOR TAXES AND CUMULATIVE
   EFFECT OF AN ACCOUNTING CHANGE                              (173)          (125)           (83)           (95)
Minority interest                                                 -             (5)             -             (4)
Provision for taxes                                              20              9              7              1

LOSS BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE          (193)          (129)           (90)           (92)
Cumulative effect of an accounting change                         -              -            160              -

NET LOSS                                                       (193)          (129)          (250)           (92)

         The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management. These two segments are Operating Enterprises and Development Stage Enterprises, which includes all start-up activities.

THREE MONTHS ENDED SEPTEMBER 30, 2002 ("2002") COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 2001 ("2001")

         NET REVENUES

         Operating Enterprises. Revenues for 2002 decreased $8.9 million, or 13%, to $60.8 million from $69.7 million for 2001. Overall, the communications equipment industry continued to be depressed, as were the end markets that we serve. Our revenues by product group for 2002 and 2001 were as follows (in thousands):

                                                         Three Months Ended
                                                        --------------------
                                                        SEPT. 30,  Sept. 30,
                                                          2002       2001
                                                        ---------  ---------
Optical passive components                               $ 8,758    $ 8,454
Optical active components                                 11,098     13,315
Switches and routers                                      13,286     15,869
Remote device management                                   4,448      6,103
Network physical infrastructure                           14,508     15,714
Services                                                   3,982      6,955
Other network products                                     4,753      3,320
                                                         -------    -------
                                                         $60,833    $69,730
                                                         =======    =======

         Revenues generated from optical passive and active components decreased $1.9 million, or 9%, to $19.9 million for 2002 as compared to $21.8 million for 2001. The decrease in optical components revenues was a result of the downturn in the communications equipment industry and specifically the optical components sector. Revenues generated from our switches and routers decreased $2.6 million, or 16%, to $13.3 million for 2002 as compared to $15.9 million for 2001. Revenues generated from our remote device management products decreased $1.7 million, or 27%, to $4.4 million for 2002 as compared to $6.1 million for 2001. Revenues generated from our network physical infrastructure products decreased $1.2 million, or 8%, to $14.5 million for 2002 as compared to $15.7 million for 2001. Revenues generated from services decreased $3.0 million, or 43%, during 2002 to $4.0 million from $7.0 million for 2001.

         Our revenues by geographical region for 2002 and 2001 were as follows (in thousands):

                                                    Three Months Ended
                                                   --------------------
                                                   SEPT. 30,  Sept. 30,
                                                     2002       2001
                                                   ---------  ---------
United States                                       $13,980    $21,597
Asia Pacific                                         10,646      7,872
Europe                                               35,688     39,963
Other                                                   519        298
                                                    -------    -------
                                                    $60,833    $69,730
                                                    =======    =======

         Revenues to the United States decreased $7.6 million, or 35%, for 2002, to $14.0 million as compared to $21.6 million for 2001. Revenues in the United States decreased primarily due to the decrease in revenues from optical components. Revenues to Asia Pacific increased $2.8 million, or 35%, for 2002 to $10.6 million as compared to $7.8 million for 2001. Revenues to Asia Pacific increased due to the completion of a project with a foreign government which was originally anticipated to be completed during the fourth quarter of 2002.
We were able to ship the products during the end of the third quarter of 2002 and satisfied all of our obligations relating to such products. Revenue to Europe decreased $4.3 million, or 11%, for 2002 to $35.7 million as compared to $40.0 million for 2001.

         Development Stage Enterprises. No significant revenues were generated by these entities for 2002 and 2001.

         GROSS PROFIT

         Gross profit is equal to our net revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

         Operating Enterprises. Gross profit for 2002 was $17.5 million, compared to gross profit of $12.1 million for the 2001. Gross profit increased $5.4 million for 2002 as compared to 2001.

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

         Our gross margin increased to 29% for 2002, compared to gross margin of 17% for 2001. The improvement in gross margin was partially attributed to the write-off of inventory and other market-related one-time charges of $863,000 taken by Luminent during 2001. Prior to deferred stock compensation amortization of $659,000 and $3.3 million for 2002 and 2001, respectively, and Luminent's inventory write-downs and other market-related charges of $863,000 for 2001, gross margins would have been $18.1 million, or 30% of net revenues and $16.3 million, or 23% of net revenues, respectively.

         Development Stage Enterprises. No significant gross margins were produced by these entities for 2002 and 2001.

         PRODUCT DEVELOPMENT AND ENGINEERING

         Product development and engineering expenses decreased 39%, to $11.7 million for 2002 as compared to $19.3 million for 2001.

         Operating Enterprises. Product development and engineering expenses from our operating enterprises were $7.7 million, or 13% of net revenues, for 2002, as compared to $8.2 million, or 12% of net revenues, for 2001. This represents a decrease of $478,000, or 6%, for 2002. Prior to deferred stock compensation amortization charges of $1.2 million and $(554,000) million for 2002 and 2001, respectively, product development and engineering expenses would have decreased by 26% to $6.5 million, or 11% of net revenues, from $8.8 million, or 13% of net revenues, for 2002 and 2001, respectively.

         Development Stage Enterprises. Product development and engineering expenses of the development stage enterprises were $4.0 million, or 7% of net revenues, for 2002, as compared to $11.1 million, or 16% of net revenues, for 2001. This represents a decrease of $7.1 million, or 64%, for 2002. This decrease was substantially due to cost reduction efforts resulting in reductions in the burn rate.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

         SG&A expenses decreased $29.9 million to $21.4 million for 2002, compared to $51.3 million for 2001. SG&A expenses were 35% and 74% of net revenues 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $1.1 million and $25.4 million for 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $2.4 million, SG&A would have decreased 16% to $20.3 million from $24.2 million for 2001. As a percentage of net revenue, SG&A prior to deferred stock compensation amortization expenses and restructuring and other market-related charges would have been 33% for 2002 and 35% for 2001.

         Operating Enterprises. SG&A expenses decreased 58% over the prior period to $20.5 million for 2002. SG&A expenses were 34% and 69% of our net revenue for 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $1.1 million and $24.2 million for 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $2.4 million, SG&A would have decreased 9% to $19.4 million for 2002, as compared to $21.4 million for 2001. As a percentage of net revenues, SG&A prior to deferred stock compensation charges and restructuring and other market-related charges would have been 32% for 2002, as compared to 31% for 2001. These decreases are mainly due to the reduction of overhead expenses to align operations to current revenue levels.

         Development Stage Enterprises. SG&A expenses decreased 69% over the prior period to $898,000 for 2002, as compared to $2.9 million for 2001. SG&A expenses for these entities also decreased due to reductions in overhead expenses.

         AMORTIZATION OF INTANGIBLES

         Operating Enterprises. Amortization of intangibles decreased to $29,000 for 2002, as compared to $27.2 million for 2001. The decrease of $27.2 million was the result of the adoption of SFAS No. 142. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead goodwill and intangibles will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. We will perform our annual impairment review as of October 1st each year, commencing with this review. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million in the third quarter of 2002.

         Development Stage Enterprises. No significant amortization of intangibles was recorded for these entities for 2002 and 2001.

         OTHER EXPENSE, NET

         In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the Notes) due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. During the third quarter of 2002, we acquired $21.4 million in Notes in exchange for $19.7 million in cash. In connection with the acquisition and retirement of these Notes, we recognized a gain of $1.5 million, net of associated taxes. This gain has been reported in other expense, net in the accompanying consolidated condensed statements of operations. We incurred $730,000 and $1.3 million in interest expense relating to the Notes for 2002 and 2001, respectively.

         We account for certain unconsolidated subsidiaries using the equity method. The decrease in other expense from $1.4 million to $374,000 for 2002 is primarily attributable to a reduction in our share of losses from our unconsolidated subsidiaries. Our share of losses from our unconsolidated investments was $617,000 for 2002, as compared to $3.5 million for 2001.

         PROVISION FOR TAXES

         We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is unlikely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The provision for taxes for 2002 was $11.9 million, compared to a provision for taxes of $6.2 million for 2001. During 2002, we recorded an additional valuation allowance (tax expense) totaling $11.9 million relating to the expected realization of our deferred income tax assets based on likely future recovery. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions. For 2002, there was no benefit provided for net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 2002 ("2002") COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 2001 ("2001")

         NET REVENUES

         Operating Enterprises. Revenues for 2002 decreased $74.5 million, or 29%, to $184.9 million from $259.4 million for 2001. Our revenues by product group for 2002 and 2001 were as follows (in thousands):

                                                     Nine Months Ended
                                                    --------------------
                                                    SEPT. 30,  Sept. 30,
                                                      2002       2001
                                                    ---------  ---------
Optical passive components                          $ 24,084    $ 32,102
Optical active components                             39,590      83,100
Switches and routers                                  37,698      54,656
Remote device management                              13,083      14,070
Network physical infrastructure                       41,890      47,347
Services                                              15,088      16,545
Other network products                                13,445      11,544
                                                    --------    --------
                                                    $184,878    $259,364
                                                    ========    ========

         Revenues generated from optical passive and active components decreased $51.5 million, or 45%, to $63.7 million for 2002 as compared to $115.2 million for 2001. The decrease in optical components revenues was a result of the downturn in the communications equipment industry and specifically the optical components sector. Revenues generated from our switches and routers decreased $17.0 million, or 31%, to $37.7 million for 2002 as compared to $54.7 million for 2001. Revenues generated from our remote device management products decreased $1.0 million, or 7%, to $13.1 million for 2002 as compared to $14.1 million for 2001. Revenues generated from our network physical infrastructure products decreased $5.5 million, or 12%, to $41.9 million for 2002 as compared to $47.3 million for 2001. Revenues generated from services decreased $1.5 million, or 9%, during 2002 to $15.1 million from $16.5 million for 2001.

         Our revenues by geographical region for 2002 and 2001 were as follows (in thousands):

                                                   Nine Months Ended
                                                  --------------------
                                                  SEPT. 30,  Sept. 30,
                                                    2002       2001
                                                  ---------  ---------
United States                                     $ 50,529   $ 93,789
Asia Pacific                                        24,392     35,118
Europe                                             108,766    127,563
Other                                                1,191      2,894
                                                  --------   --------
                                                  $184,878   $259,364
                                                  ========   ========

         Revenues to the United States decreased $43.3 million, or 46%, for 2002, to $50.5 million as compared to $93.8 million for 2001. Revenues to Asia Pacific decreased $10.7 million, or 31%, for 2002 to $24.4 million as compared to $35.1 million for 2001. Revenue to Europe decreased $18.8 million, or 15%, for 2002 to $108.8 million as compared to $127.6 million for 2001.

         Development Stage Enterprises. No significant revenues were generated by these entities for 2002 and 2001.

         GROSS PROFIT

         Gross profit is equal to our net revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

         Operating Enterprises. Gross profit for 2002 was $57.7 million, compared to gross profit of $46.6 million for 2001. Gross profit improved $11.1 million for 2002 as compared to 2001.

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

         Our gross margin increased to 31% for 2002, compared to gross margin of 18% for 2001. The improvement in gross margin was attributed to improved operating efficiencies and the write-off of inventory and other market-related one-time charges of $30.2 million taken by Luminent during 2001. Prior to deferred stock compensation amortization of $2.8 million and $7.5 million for 2002 and 2001, respectively, and Luminent's inventory write-downs and other market-related charges of $30.2 million for 2001, gross margins would have been $60.4 million, or 33% of net revenues and $84.3 million, or 33% of net revenues, respectively.

         Development Stage Enterprises. No significant gross margins were produced by these entities for 2002 and 2001.

         PRODUCT DEVELOPMENT AND ENGINEERING

         Product development and engineering expenses decreased 40%, to $41.7 million for 2002 as compared to $70.1 million for 2001.

         Operating Enterprises. Product development and engineering expenses from our operating enterprises were $26.8 million, or 15% of net revenues, for 2002, as compared to $47.2 million, or 18% of net revenues, for 2001. This represents a decrease of $20.4 million, or 43%, for 2002. Prior to deferred stock compensation amortization charges of $5.4 million and $9.3 million for 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $501,000, product development and engineering expenses would have decreased by 43% to $21.4 million, or 12% of net revenues, from $37.4 million, or 14% of net revenues, for 2002 and 2001, respectively. The decrease is due to cost reduction efforts in line with current operations.

         Development Stage Enterprises. Product development and engineering expenses of the development stage enterprises were $14.9 million, or 8% of net revenues, for 2002, as compared to $22.9 million, or 9% of net revenues, for 2001. This represents a decrease of $8.0 million, or 35%, for 2002. The decrease is due to cost reduction efforts and reductions in the burn rate.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

         SG&A expenses decreased $64.2 million to $69.2 million for 2002, compared to $133.4 million for 2001. SG&A expenses were 37% and 51% of net revenues for 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $6.9 million and $45.3 million for 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $13.0 million, SG&A would have decreased 17% to $62.4 million from $75.1 million for 2001. As a percentage of net revenue, SG&A prior to deferred stock compensation amortization expenses and restructuring and other market-related charges would have been 34% for 2002 and 29% for 2001.

         Operating Enterprises. SG&A expenses decreased 50% over the prior period to $64.5 million for 2002. SG&A expenses were 35% and 49% of our net revenue for 2002 and 2001, respectively. Prior to deferred stock compensation amortization charges of $6.9 million and $45.3 million for 2002 and 2001, respectively, and Luminent's restructuring and other market-related charges of $13.0 million, SG&A would have decreased 17% to $57.6 million for 2002, as compared to $69.8 million for 2001. As a percentage of net revenues, SG&A prior to deferred stock compensation charges and restructuring and other market-related charges would have been 31% for 2002, as compared to 27% for 2001. These decreases are mainly due to the reduction of overhead expenses to align operations with current revenue levels.

         Development Stage Enterprises. SG&A expenses decreased 11% over the prior period to $4.8 million for 2002, as compared to $5.3 million for 2001. SG&A expenses for these entities decreased due to reductions in overhead expenses.

         AMORTIZATION OF INTANGIBLES

         Operating Enterprises. Amortization of intangibles decreased to $86,000 for 2002, as compared to $84.4 million for 2001. The decrease of $84.3 million was the result of the adoption of SFAS No. 142. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives. For information on how are adoption of SFAS 142 has affected us, see "Three Months Ended September 30, 2002 ("2002") Compared to Three Months Ended September 30, 2001 ("2001") - Amortization of Intangibles - Operating Enterprises."

         Development Stage Enterprises. No significant amortization of intangibles was recorded for these entities for 2002 and 2001.

         OTHER EXPENSE, NET

         In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the Notes) due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. During 2002, we acquired $49.7 million in Notes in exchange for $19.7 million in cash and the issuance of 7.8 million shares of our common stock to the holders of the Notes. In connection with the acquisition and retirement of these Notes, we recognized a gain of $5.3 million, net of associated taxes. This gain has been reported in other expense, net in the accompanying consolidated condensed statements of operations. We incurred $2.8 million and $3.9 million in interest expense relating to the Notes for 2002 and 2001, respectively.

         We account for certain unconsolidated subsidiaries using the equity method. The increase in other expense from $4.3 million to $10.3 million for 2002 is primarily attributable to impairment charges of $7.6 million on our investments in these subsidiaries, $3.1 million from our share of losses from our unconsolidated subsidiaries and interest expense of $3.2 million associated with the termination of our interest rate swap, partially offset by interest income. Our share of losses from our unconsolidated subsidiaries was $6.5 million for 2001.

         PROVISION FOR TAXES

         We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is unlikely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The provision for taxes for 2002 was $12.9 million, compared to a provision for taxes of $2.6 million for 2001. During 2002, we recorded an additional valuation allowance (tax expense) totaling $11.9 million relating to the expected realization of our deferred income tax assets based on likely future recovery. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions. For 2002, there was no benefit provided for net operating losses.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized costs are depreciated over the useful life of the related asset. This statement is effective on January 1, 2003 with earlier application encouraged. We have reviewed this statement and do not expect a material impact on our financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted this statement on January 1, 2002, see "Note 15 - Subsequent Event."

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. We adopted this statement for the nine months ended September 30, 2002 and the immediate impact of its application was the reclassification of our gain on the extinguishment of debt from an extraordinary item to other income.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002. We have reviewed this statement and do not expect a material impact on our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $80.7 million as of September 30, 2002, a decrease of $84.0 million from cash and cash equivalents of $164.7 million as of December 31, 2001. The decrease in cash and cash equivalent is substantially the result of paying off $50.0 million of long-term debt, $19.7 million of convertible subordinated notes, terminating our interest rate swap for $3.2 million, net payments on short-term obligations of $5.4 million and the repurchase of our common stock of $547,000. The following table illustrates our current cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates our current debt position, which we define as all short-term and long-term obligations including our convertible subordinated notes, as of September 30, 2002 and December 31, 2001 (in thousands):

                                                    SEPTEMBER 30,  December 31,
                                                        2002           2001
                                                    -------------  ------------
CASH
  Cash and cash equivalents                           $  80,675      $ 164,676
  Short-term marketable securities                       22,911         46,696
  Time deposits                                           3,092          9,341
  Long-term marketable securities                         1,359              -
                                                      ---------      ---------
                                                        108,037        220,713
DEBT
  Current portion of long-term debt                         684         52,226
  Convertible subordinated notes                         39,918         89,646
  Short-term obligations                                  1,869         18,679
  Long-term debt                                            614          8,871
                                                      ---------      ---------
                                                         43,085        169,422
                                                      ---------      ---------
EXCESS CASH VERSUS DEBT                               $  64,952      $  51,291
                                                      =========      =========
RATIO OF CASH VERSUS DEBT                              2.5 to 1       1.3 to 1
                                                      =========      =========

         Working capital as of September 30, 2002 was $88.5 million compared to $175.4 million as of December 31, 2001. Our ratio of current assets to current liabilities as of September 30, 2002 was 1.6 to 1.0 compared to 2.0 to 1.0 as of December 31, 2001. The decrease in working capital is substantially attributed to our consolidated net operating losses and the classification, beginning at June 30, 2002, of our convertible subordinated notes, which are due in June 2003, as a current liability. As of September 30, 2002 and December 31, 2001, we did not have any "off-balance sheet" financing arrangements.

         Cash used in operating activities was $10.3 million for the nine months ended September 30, 2002, as compared to cash used in operating activities of $86.2 million for the nine months ended September 30, 2001. Cash used in operating activities is a result of our net operating loss of $462.3 million, adjusted for non-cash items such as the cumulative effect of an accounting change, depreciation and amortization, deferred stock compensation charges, deferred income taxes, and offset by cash generated from operating assets and liabilities. Cash used in operating activities were positively affected by decreased time deposits, accounts receivables, inventories and other assets partially offset by decreases in accounts payable and accrued liabilities, during the period. The decrease in accounts receivable is due to lower revenue volumes coupled with increased collection efforts, while the decrease in inventory is primarily the result of the utilization of inventories on hand. Decreases in accounts payable and accrued liabilities are the result of dramatic slowdown in the communications equipment industry and reductions in overhead expenses.

         Cash flows generated from investing activities were $16.0 million for the nine months ended September 30, 2002, compared to cash used in investing activities of $9.3 million for the nine months ended September 30, 2001. Cash flows generated from investing activities for the nine months ended September 30, 2002 were the result of the maturity of short and long-term investments of $22.4 million offset by capital expenditures of $5.9 million. As of September 30, 2002, there were no plans for major capital expenditures. Cash flows used in investing activities for the prior period resulted from the net cash used for capital expenditures and investments in consolidated equity method subsidiaries, offset by the net cash provided by the maturity of investments.

         Cash flows used in financing activities were $80.7 million for the nine months ended September 30, 2002, as compared to cash provided in financing activities of $21.5 million for the nine months ended September 30, 2001. Cash used in financing activities was primarily the result of paying off $52.0 million of long-term debt, paying off $19.7 million of convertible subordinated notes, terminating our interest rate swap for $3.2 million, net payments on short-term obligations of $5.4 million and the repurchase of our common stock of $547,000, offset by proceeds received from the exercise of stock options of $134,000. Cash flows provided by financing activities in the prior period represent the cash received through borrowings on our short-term obligations and the exercise of stock options, offset by payments on our short-term and long-term obligations.

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

         In June 1998, we issued $100.0 million principal amount of 5% Convertible Subordinated Notes (the Notes) due in June 2003, in a private placement raising net proceeds of $96.4 million. The share (equivalent to a conversion rate of approximately 73.94 share per $1,000 principal amount of notes), representing an initial conversion premium of 24% for a total of approximately 7.4 million shares of our common stock. The notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The notes have a five-year term and have been callable by us since June 15, 2001. The premiums payable to call these notes are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption. During the nine months ended September 30, 2002, we acquired $49.7 million in Notes in exchange for $19.7 million in cash and the issuance of 7.8 million shares of our common stock to the holders of the Notes. In connection with the acquisition and retirement of these Notes, we recognized a gain of $5.3 million, net of associated taxes.

         The following table illustrates our total contractual cash obligations as of September 30, 2002 (in thousands):

                                                 Less than 1
        Cash Obligations             TOTAL           Year        1 - 3 Years    4 - 5 Years   After 5 Years
-------------------------------     -------      -----------     -----------    -----------   -------------
Short-term obligations              $ 1,869        $ 1,869         $    -         $    -         $    -
Long-term debt                        1,298            684            333            270             11
Convertible subordinated
   notes                             39,918         39,918              -              -              -
Unconditional purchase
   obligations                        8,437          6,924          1,437             76              -
Operating leases                     17,322          3,022          6,208          4,222          3,870
Investments                           1,150            716            434              -              -
                                    -------        -------         ------         ------         ------
Total contractual cash
   obligations                      $69,994        $53,133         $8,412         $4,568         $3,881
                                    =======        =======         ======         ======         ======

         Our total contractual cash obligations as of September 30, 2002, were $70.0 million, of which, $53.1 million are due within the next 12 months. These total contractual cash obligations primarily consist of short-term obligations, long-term financing obligations including our convertible subordinated notes, operating leases for our equipment and facilities, unconditional purchase obligations for necessary raw materials and funding commitments for certain development stage enterprises. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

         Our remaining short-term obligations of $53.1 million consist primarily of $39.9 million in remaining convertible subordinated notes, $1.9 million for short-term obligations, $3.0 million for operating leases, $6.9 million for unconditional purchase obligations and $716,000 for funding commitments for our development stage enterprises. Our unconditional purchase obligations are to secure the necessary raw goods for production of our products. As part of Luminent's restructure plan (see our discussion above and the Footnotes to our Consolidated Condensed Financial Statements), $3.4 million in unconditional purchase obligations have been recorded as a liability and Luminent is in negotiations to cancel or renegotiate contracts that are no longer required due to its significantly reduced orders for optical components and sales projections. The remaining purchase commitments are part of our ordinary course of business.

         Our remaining long-term obligations as of September 30, 2002 of $16.9 million consist primarily of $614,000 million of long-term financing obligations, $1.5 million for unconditional purchase obligations, $14.3 million in operating leases for our equipment and facilities and $434,000 for funding commitments for certain development stage enterprises. Our remaining long-term financing obligations consist of financing obtained for capital expenditures and production expansion. Our operating leases expire at various dates through 2049.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

WE INCURRED NET LOSSES IN THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, YEARS ENDED DECEMBER 31, 2001 AND 2000, PRIMARILY AS A RESULT OF THE IMPAIRMENT AND AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND DEFERRED COMPENSATION CHARGES FROM RECENT ACQUISITIONS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

         We reported net losses of $462.3 million and $238.1 million for the nine months ended September 30, 2002 and 2001, respectively, $326.4 million for the year ended December 31, 2001 and $153.0 million for the year ended December 31, 2000. A major contributing factor to the net losses was the cumulative effect of an accounting change and the impairment of goodwill and other intangibles in accordance with SFAS No. 142, the amortization of goodwill and intangibles and deferred stock compensation related to our acquisitions of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics and our employment arrangements with Luminent's former President and Luminent's Chief Financial Officer. We will continue to record deferred stock compensation relating to these acquisitions and the employment arrangements with these executives going forward. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead goodwill and intangibles will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. We will perform our annual impairment review as of October 1st each year, commencing with this review. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million in the third quarter of 2002. We expect to record impairment charges in the future from time to time as a result of this standard. As a consequence of deferred stock compensation charges and potential impairment charges, we do not expect to report net income in the foreseeable future.

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

         These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001 and the first nine months of 2002, appear to continue to affect these industries in the third quarter of 2002 and may affect them for the balance of 2002 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors, we recorded, during the year ended December 31, 2001, consolidated charges from our subsidiary, Luminent, which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other unusual items. The aggregate charges recorded during the year ended December 31, 2001 were $49.5 million. These charges are the result of the lower demand for Luminent's products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

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

DEFECTS IN OUR PRODUCTS RESULTING FROM THEIR COMPLEXITY OR OTHERWISE COULD HURT OUR FINANCIAL PERFORMANCE.

         Complex products, such as those our companies and we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. For instance, during late 2000, we were informed that certain Luminent transceivers sold to Cisco were experiencing field failures. Through discussions with Cisco through September 2001, Luminent's management agreed to replace the failed units, which we believe resolves this issue. We expect the ultimate replacement of these failed transceivers will cost approximately $2.6 million which has been fully reserved. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

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

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS.

         International sales have become an increasingly important segment of our operations. The following table sets forth the percentage of our total net revenues from sales to customers in foreign countries for the periods indicated below:

                                  Nine Months Ended                              Year Ended
                               ------------------------      --------------------------------------------------
                               Sept. 30,      Sept. 30,      December 31,       December 31,       December 31,
                                  2002          2001             2001               2000               1999
                               ---------      ---------      ------------       ------------       ------------
Percent of total revenue
  from foreign sales              73%            64%             67%                 63%               58%

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

         We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need nine months or more lead-time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales.

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

IF THE PRICE OF OUR COMMON STOCK AGAIN TRADES BELOW $1.00 PER SHARE FOR A PROLONGED PERIOD, OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ.

         The National Association of Securities Dealers, Inc., or NASD, has established certain standards for the continued listing of a security on the Nasdaq National Market and the Nasdaq SmallCap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed common stock be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the minimum bid-price requirement for 30 consecutive trading days, within a 90-day cure period, with respect to the Nasdaq National Market, and a 180-day cure period with respect to the Nasdaq SmallCap Market.

         From September 19, 2002 to October 25, 2002, a period of 27 consecutive trading days, our common stock traded at less than $1.00 per share and thus we just avoided receiving notice from The Nasdaq Stock Market, Inc. of a failure to comply with the $1.00 minimum bid price per share requirement. While, except for one trading day since October 25, 2002, the price per share of our common stock has exceeded the $1.00 per share minimum bid requirement, because of current economic or market conditions or other factors the price of our common stock may again fall below $1.00 per share. If that shortfall were sustained for a prolonged period, it could result in our common stock being delisted from The Nasdaq Stock Market. In that event, public trading, if any, in our common stock would be limited to the over-the-counter markets in the so-called "pink sheets" or the NASD's OTC Electronic Bulletin Board. Consequently, the liquidity of our common stock could be impaired and the ability of holders to sell our stock could be adversely affected.

IF THE NASDAQ STOCK MARKET DELISTED OUR COMMON STOCK WE COULD BECOME SUBJECT TO THE SEC'S PENNY STOCK RULES. IN THAT EVENT, BECAUSE OF THE BURDEN PLACED ON BROKER-DEALERS TO COMPLY WITH THE RULES APPLICABLE TO PENNY STOCKS, INVESTORS MAY HAVE DIFFICULTY SELLING OUR COMMON STOCK IN THE OPEN MARKET.

         If The Nasdaq Stock Market delisted our common stock, our common stock could become subject to Rule 15g-9 under the Securities Exchange Act of 1934. This rule imposes additional sales practice requirements on broker-dealers who sell so-called "penny" stocks to persons other than established customers and "accredited investors." Subject to some exceptions, the SEC's regulations define a "penny stock" to be any non-Nasdaq or non-exchange listed equity security that has a market price of less than $5.00 per share. Generally, accredited investors are individuals with a net worth more than $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must, among other requirements, make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction before sale. Consequently, the rule may adversely affect the interest or ability of broker-dealers in selling our shares in the secondary market and this in turn could adversely affect both the market liquidity for our common stock and the ability of holders to sell our stock.

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

                          PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      During the three months ended September 30, 2002, registrant:

                  (i) On July 9, 2002, issued 3,862,825 shares of its common stock to American Transfer & Trust Co., as escrow agent for Perroque Hold LTD., a Cyprus corporation, as partial consideration for the purchase by registrant of the remaining 25% portion of the outstanding capital stock of Maadne Investment LTd., not theretofore owned by registrant. Maadne Investment LTd., is a Cyprus holding corporation that owns 100% of the outstanding capital of RDS Communications AB, a Swedish corporation.

                  (ii) On July 29, 2002, issued 1,133,348 shares of its common stock to American Transfer & Trust Co., as escrow agent for the minority shareholders of one of the registrants' subsidiaries as partial consideration for the purchase by registrant from such minority shareholders of the remaining 29.5% portion of the outstanding capital stock of the subsidiary, not theretofore owned by registrant.

         Exemption from the registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") for each of the above transactions in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchasers represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and each person was an accredited investor. No brokers or dealers were involved in the transaction and no commissions were paid.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

 11.1            Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed
                 Financial Statements.

         (b) Reports on Form 8-K

             None.

                                   SIGNATURE

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2002.

                                        MRV COMMUNICATIONS, INC

                                        By:  /s/ Noam Lotan
                                        ------------------------------
                                        Noam Lotan
                                        President and Chief Executive Officer

                                        By:  /s/ Shay Gonen
                                        ------------------------------
                                        Shay Gonen
                                        Chief Financial Officer

                                 CERTIFICATION

I, Noam Lotan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MRV
Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
                  (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Date: November 13, 2002

                                         /s/ Noam Lotan
                                         ------------------------------
                                         Noam Lotan
                                         President and Chief Executive Officer

                                 CERTIFICATION

I, Shay Gonen, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MRV
Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 Date:  November 13, 2002

                                                 /s/ Shay Gonen
                                                 ------------------------------
                                                 Shay Gonen
                                                 Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of MRV Communications, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on November 13, 2002, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          MRV COMMUNICATIONS, INC

                                          By:  /s/ Noam Lotan
                                          ------------------------------
                                          Noam Lotan
                                          President and Chief Executive Officer

                                          By:  /s/ Shay Gonen
                                          ------------------------------
                                          Shay Gonen
                                          Chief Financial Officer