Form 10-K
period 2002-12-31
MRV COMMUNICATIONS INC
filed 2003-03-28
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from        to

Commission file number 0-25678
_________

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	06-1340090 (I.R.S. Employer identification No.)

20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (818) 773-0900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.0017 par value

(Title of class)

     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 9134 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]      No [X]

     Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter - $138,572,756 (As of June 28, 2002).

     Number of shares of common stock outstanding as of February 28, 2003 - 98,932,954.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MRV Communications, Inc.

Index to Form 10-K

For the fiscal year ended December 31, 2002

          As used in this Report, “we, “us,” “our,” “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

PART I

          This Annual Report on Form 10-K for the year ended December 31, 2002, (the “Form 10-K”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this introduction.

          In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the “Risk Factors” section of this Form 10-K, beginning on page 8 or elsewhere in this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Overview

          We design, manufacture, sell, distribute, integrate and support network infrastructure equipment, services and optical components. We conduct our business along two principal segments: operating divisions and development stage enterprises. Our principal operating divisions provide equipment used by commercial customers, governments and telecommunications service providers, and include network physical infrastructure products, switches, routers and remote device management products as well as specialized networking products for defense and aerospace applications. We have sales offices in over 20 countries, and our products are sold worldwide, through direct and indirect sales channels. In Europe, we have operations that provide network system design, integration and distribution services that include our products, as well as products manufactured by third-party vendors. We conduct our optical components business through Luminent, Inc. our wholly owned subsidiary. Luminent designs, manufactures and sells optical communications components. These components include fiber optic transceivers, discrete lasers and laser emitting diodes (“LEDs”), as well as components for fiber-to-the-home (“FTTH”) applications.

          Our development stage enterprises develop and manufacture routers for telecommunication carriers, service providers and business enterprise customers.

          We were organized in July 1988 as MRV Technologies, Inc., a California corporation and reincorporated in Delaware in April 1992, at which time we changed our name to MRV Communications, Inc.

Industry Background

          Over the past decade, businesses, governments, educational institutions and other organizations have become increasingly reliant on communications networks and software applications as critical strategic assets. With the proliferation of Internet access to consumer households, communications networks have been expanded to deliver new services providing both internal and external connectivity. Productivity gains obtained by investments in network infrastructure have fueled the growth of the global economy, during most of the decade. Increased demands for capacity in network infrastructure resulted in greater bandwidth requirements and increased deployment of optical components and optical networks.

          However, the global economic slowdown of the past two years has negatively impacted demand for communications products and services. Unfavorable economic conditions resulted in reduced capital spending by telecommunications carriers and service providers, enterprise customers, and governments. Depressed financial markets affected capital availability and capital formation, especially in the communications equipment sector. Such conditions have prevailed during 2001, 2002 and may continue to prevail during 2003 and thereafter. For information on the impact the global economic slowdown has had on us, please see the our discussion in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Conditions and Current Outlook.” See also the portion of this Form 10-K entitled “Risk Factors”, including but not limited to the risk factor entitled, “Our Business has been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties.”

Products and Services

          We provide integrated, secure network equipment and services to connect data, voice and/or video (both analog and digital), within single buildings, across multiple building private networks and in metropolitan areas. At the access point to the network, we provide standard-based products, including Ethernet connectivity over telephone wires. Access speeds (data rates) vary, scaling up to Gigabits-per-second (“Gbps”), and providing security features such as intrusion control and traffic rate control. Our products aggregate network traffic using standard protocols to interconnect high-speed networks. Additional features enable new services such as virtual private networks (“VPN”) and quality of service (“QoS”). In multiple building private networks and metropolitan networks, where fiber optic cabling is not available, or cannot easily be deployed, we provide point-to-point connectivity using free-space optics technology. These products can be deployed quickly carrying network traffic from building to building without digging up the street to install fiber optic cabling, or can be used in disaster recovery and back-up applications. We also provide wave division multiplexing (“WDM”) technology, to expand the capacity of existing fiber optic infrastructure by enabling simultaneous transmission of information over multiple wavelengths on the same fiber optic strand. In addition, we provide network management systems that allow users and network administrators to control remote network elements, including network equipment, temperature and alarm sensors and power supply.

          Our offerings fall into several product groups. For revenue breakdown by product group, please see Note 16, “Segment Reporting” included in the “Notes to Financial Statements” appearing elsewhere in this Form 10-K:

          Network Physical Infrastructure - Optical Connectivity. Cabling and network transmission equipment constitute the physical infrastructure, which is essential for computer connectivity, telephony systems and video distribution. We provide a broad range of connectivity products for copper-to-fiber media conversion, signal repeating, and fiber-optimization, including WDM systems and free-space optics (“FSO”). Like fiber optic cable, FSO communications systems use laser and LED light to transmit a digital signal between two transceivers. However, unlike fiber, light is transmitted through the air (free-space) instead of through a glass strand.

          We also offer both Dense and Coarse WDM systems (“DWDM” and “CWDM”, respectively). We also provide network access technology for data and voice over standard telephone wire. This includes long range Ethernet, and voice-over-Ethernet products for converged voice and data networks.

          Switches and Routers - Ethernet Connectivity. Switching and routing technologies are essential for computer networking. Switches direct the flow of data traffic between individual computers, servers and other elements on a network and routers direct the flow of data traffic between computer networks. We provide a wide range of switching and routing products that scale from small systems designed for small business applications, to very large, high capacity systems for enterprise and telecommunications carrier applications. In some cases, we also offer switches or routers manufactured by third-party vendors, supplied as part of our network system integration and distribution services.

          Remote Device Management. Our remote presence management products allow network managers to manage, monitor and control, from a central point, the real-time elements such as temperature, humidity, electrical power and the status of other equipment that exist in the network at a remotely located network.

          We also provide a network management system (“NMS”) with comprehensive management and control for our products as well as other vendors’ products. Our NMS combines complete end-to-end network viewing and performance monitoring with network configuration and fault management including automatic detection and monitoring of devices from other vendors.

          Other Networking Products. We provide networking products for defense and aerospace applications. Applying real-time data acquisition technology allows high-speed, packet-by-packet transaction processing for flight test validation and simulation systems. These products provide in-flight parameter recording systems in military and commercial aircrafts. We also provide ground test systems as well as protocol analyzers and network performance-testing equipment. In addition, we provide networking data test equipment and a multi-service computing platform for wireless cellular telephony.

          Services. Our products perform critical networking tasks and are often used in conjunction with network equipment manufactured by other vendors. We believe that pre and post-sales services ensure high-availability, reduce cost of ownership, support business goals and promote customer loyalty. Accordingly, we provide a broad range of service offerings including pre-sale network design, consultation, and site-surveys. We also provide system integration and on-site installation. Post-sales support includes in-warranty as well as out-of-warranty repair and on-site maintenance. Our services include a choice of technical support services including around-the-clock response.

          Optical Components. We design, manufacture and sell optical communications components, such as fiber optic transceivers. Luminent offers a broad line of solutions, including active and passive components, pluggable transceivers for metropolitan and access applications, and FTTH components. Our offerings in long-wavelength transceivers include a comprehensive set of data rates, power levels, and form factors. Product offerings range from on-board mounted transceivers to small-form-factor-pluggable (“SFP”) transceivers, in both standard and long reach models. Standard network protocols we support include Gigabit Ethernet, SONET/SDH (defined as, “Synchronous Optical Network/Synchronous Digital Hierarchy”), and Fibre Channel.

          Our FTTH product line offers a number of products for multiplexing cable TV video and bi-directional data over single fibers, providing high quality video with high data throughput. These products include passive combiners, bi-directional transceivers, and Triplexer subsystems. Offerings in CWDM include a full 16-wavelength CWDM system implemented in a number of transceiver and discrete laser form factors. In addition, we provide a full set of passive multiplexers and add/drops components.

Sales and Marketing

          We employ various methods, such as public relations, advertising, and trade shows to build awareness of our products as well as establishing our brand name, MRV. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities seeking around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs and attendance at various trade shows throughout the year, both in the United States and internationally.

     Worldwide Sales

          In early 2002, we centralized our sales and marketing functions. The vast majority of the sales forces of formerly independent business units have been unified, and now support our worldwide sales efforts.

          Our worldwide sales and marketing organization, at December 31, 2002, consisted of approximately 350 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries and sell our products and services both directly and through channel partners with support from their sales force. Our channel partners include distributors, value-added resellers, and system integrators. We conduct international operations in branch offices located in Argentina, China, Denmark, France, Finland, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. Our international field offices are involved in the sales and distribution of our products and provide system installation, technical support, and follow-up services to end users of our products.

          Additionally, our offices in Denmark, Finland, Italy, France, the Netherlands, Sweden and Switzerland sell and market our products along with other products manufactured by third-party vendors, supplied as part of network system integration and distribution services. These operations provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that partnering with successful third-party vendors in certain areas helps to provide growth opportunities beyond the limitations of our product line.

          No single customer accounted for more than 10% of our revenue or accounts receivable in 2002, 2001, or 2000.

     Markets Served

          We primarily serve the following markets:

          Campus Enterprise Market. We provide connectivity products for inter-building and intra-building networking through our optical and free-space optics connectivity equipment (inter-building) and our Ethernet aggregation equipment (intra-building). We also provide data-center management services, and our remote device management products manage large enterprise data centers.

          Telecommunication Carrier and Service Provider Markets. We provide both optical transport and Ethernet aggregation equipment, including switching and routing to telecommunication carriers and service providers, such as cable-TV multi-service operators.

          Vertical and Regional Markets. For certain products, we focus on vertical and regional markets, including health care, financial, defense, aerospace and educational markets. We provide products and services with specific capabilities that address the needs of these markets.

          Optical Components. Our optical components are designed for use by original equipment manufacturers (“OEMs”) or end-users that use our components for optical interfaces on communications equipment. Markets served by these systems vendors include multiple building private networks, or campus networks, as well as metropolitan and access markets including the FTTH market. We also sell components to other optical components vendors.

Competition

          The communications equipment and optical component industries are intensely competitive. We compete directly with a number of established and emerging networking and optical components companies.

          Direct competitors in network physical infrastructure products, switches and routers generally include Adva, Alcatel, Allied Telesyn, Ciena, Cisco Systems, Dell, Enterasys, Extreme Networks, Foundry Networks, Lucent Technologies, Nortel Networks and Riverstone. Our competitors in fiber optic components include Agilent Technologies, Finisar Corporation, Fujitsu, Infineon AG, JDS Uniphase Corp., Lucent Technologies, Sumitomo and Tyco International, Ltd. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which we compete, offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have partnered with other vendors in a effort to enhance our overall capability in providing products and services.

-	The principal competitive factors in the markets in which we compete include:

-	Product performance, features and price;

-	A comprehensive range of complementary products and services;

-	Customer service and technical support;

-	Timeliness of new products introductions;

-	Global presence, including distribution network;

-	Conformance to standards; and

-	Brand name.

          Recent consolidation is likely to permit our various competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed customer bases. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors.

Product Development and Engineering

          We believe that in order to maintain our technological competitiveness and to better serve our customers, we must enhance our existing products and continue to develop new products. Accordingly, we focus a significant amount of resources on product development and engineering. In the beginning of 2002, we began consolidating and focusing our product development and engineering. Prior to 2002, our product development and engineering was divided between affiliated startup companies, and our core operating divisions. During 2002, for strategic reasons, including efficiency and increased focus on revenue-generating products, we consolidated product development and engineering efforts from some affiliated startup companies into our operating product divisions. We believe these changes are an important part of the process of responding to the current economic conditions and sharpening our focus on providing solutions for customers.

          We are working on new developments covering the following product areas: active optical components, fiber-optic transport and free-space optics, switching, routing, Ethernet aggregation, remote device management and network management systems.

          Our product development and engineering expenses were $49.4 million, $94.8 million and $74.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

          Operating divisions. Product development and engineering expenses from our operating divisions were $31.5 million, $49.1 million and $32.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses include $551,000, $14.0 million and $13.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, of non-cash deferred stock expenses.

          Development stage enterprises. Product development and engineering expenses of the development stage enterprises were $17.8 million, $45.7 million and $41.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Manufacturing

          We outsource our board-level assembly and in some occasions, complete turnkey production to independent contract manufacturers for our networking products, which include our switches and routers, remote device management products and networking physical infrastructure equipment. This allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. Our in-house manufacturing operations primarily perform the functions of materials management, quality assurance, equipment burn-in, as well as inspection and final testing, to ensure quality and reliability. Our, along with our partners’, manufacturing processes and procedures are generally ISO 9000 certified.

          Our optical components are designed and manufactured in our ISO 9000 certified manufacturing and production facilities in California, and Taiwan. We benefit from our in-house vertically integrated opto-electronic fabrication capabilities. This allows us to provide low cost, highly reliable products, and to better respond to customer requirements. Our optical transmission production process involves:

-	Wafer processing for semiconductor laser diode and LED chip manufacturing under stringent quality procedures using advanced wafer fabrication technology;

-	High precision electronic and mechanical assembly; and

-	Final assembly and testing.

          Relevant assembly processes include die attach, wire bond, substrate attachment and fiber coupling. We also conduct tests at various stages of the manufacturing process using commercially available and internally built testing systems that incorporate proprietary procedures. We perform final product tests on all of its products prior to shipment to customers. Many of the key processes used in Luminent’s products are proprietary; and, therefore, many of the key components of its products are designed and produced internally.

     Components

          We utilize a wide variety of components, supplies and products from a substantial number of vendors around the world. Certain of our products rely on a single or limited number of suppliers, although we to locate alternative sources if the need arises. The failure of delivery by our vendors in a timely manner of critical components could adversely affect our business. For a discussion of the risks associated with suppliers, please see the portion of this Form 10-K entitled “Risk Factors,” including but not limited to the risk factor entitled, “We May Lose Sales if Suppliers of Critical Components and Products Fail to Meet Our Needs.”

Intellectual Property

          To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies or a third party may independently develop technology similar or superior to any of our possesses.

Development Stage Enterprises

          We hold majority interests in Charlotte’s Networks, Zuma Networks, All Optical Networks, and Optical Crossing as well as minority investments in Dune Networks, Hyperchannel, PhoneDo Networks and RedC Optical Networks. As of December 2002, the majority of our expenses for development stage enterprises were incurred in Charlotte’s Networks. The risks associated with investments in private companies are more fully discussed in the “Risk Factors” section contained in Item 1 of this Form 10-K.

Employees

          As of December 31, 2002, we employed a total of approximately 1,400 full-time employees compared with approximately 2,200 at December 31, 2001. Of these 1,400 employees, approximately 600 are in manufacturing, 280 in product development and engineering and 520 in sales, marketing and general administration. Approximately 950 employees are in locations outside the United States. None of our employees are represented by a union or governed by a collective bargaining agreement, and we believe our employee relationships are satisfactory. We also believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that it will continue to be successful in the future. The risks associated with dependence on qualified personnel are more fully discussed in the “Risk Factors” section contained in Item 1 of this Form 10-K.

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

We Incurred Net Losses For The Years Ended December 31, 2002, 2001 And 2000, Primarily As A Result Of The Impairment And Amortization Of Goodwill And Other Intangibles And Deferred Stock Expense From Recent Acquisitions. We Expect To Continue To Incur Net Losses For The Foreseeable Future.

          We reported net losses of $479.8 million, $326.4 million and $153.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. A major contributing factor to the net losses was the cumulative effect of an accounting change and the impairment of goodwill and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the amortization of goodwill and intangibles and deferred stock expense related to our acquisitions during 2000 of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics International during 2000 and the employment arrangements we made in 2000 with Luminent’s former President and Luminent’s Chief Financial Officer. We will continue to record deferred stock expense relating to these acquisitions through 2004. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead we measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change during 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million during 2002. We will perform our annual impairment review as of October 1st each year, commencing with this review. We expect to record impairment charges in the future from time to time as a result of this standard. As a consequence of the current economic environment and potential impairment charges, we do not expect to report net income in the foreseeable future.

Our Business Has Been Adversely Impacted By The Worldwide Economic Slowdown And Related Uncertainties.

          Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

-	reduced demand for our products, particularly fiber optic components;

-	increased risk of excess and obsolete inventories;

-	increased price competition for our products;

-	excess manufacturing capacity under current market conditions; and

-	higher overhead costs, as a percentage of revenues.

          These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001 and 2002 and may affect them for 2003 and thereafter. Announcements by industry participants and observers indicate there is a continuing slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors, we recorded, during the year ended December 31, 2001, consolidated charges from our subsidiary, Luminent, which included the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other unusual items. The aggregate charges recorded during the year ended December 31, 2001 were $49.5 million. We did not record similar charges during the year ended December 31, 2002. These charges were the result of the lower demand for Luminent’s products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

          Additionally, these economic conditions are making it very difficult for us, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our businesses. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage manufacturing and supply chain relationships. We believe that a decrease in business and consumer confidence in the economy and the financial markets will result from current political tensions or the outbreak of war with Iraq. Concerns over accounting practices of service providers and faltering growth prospects among equipment manufactures could delay the economic recovery in the telecommunications industry beyond 2003. In addition, further disruptions of the air transport system such as those resulting from the terrorist attacks of September 11, 2001 in the United States and abroad may negatively impact our ability to deliver products to customers, to visit potential customers, to provide support and service to our existing customers and to obtain components in a timely fashion. If the economic or market conditions continue to languish or further deteriorate, or if the economic downturn is exacerbated as a result of political, economic or military conditions associated with current domestic and world events, our businesses, financial condition and results of operations could be further impaired.

Some Of Our Customers May Not Have The Resources To Pay For Our Products As A Result Of The Current Economic Environment

          With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

          The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver products to customers that are highly reliable, operate with its existing equipment, lower the customer’s costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business.

Defects In Our Products Resulting From Their Complexity Or Otherwise Could Hurt Our Financial Performance.

          Complex products, such as those we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. For instance, during late 2000, we were informed that certain Luminent transceivers sold to Cisco were experiencing field failures. Through discussions with Cisco through September 2001, Luminent’s management agreed to replace the failed units, which we believe resolves this issue. We expect the ultimate replacement of these failed transceivers will cost approximately $3.6 million, which has been fully reserved. As of December 31, 2002, we had a remaining obligation to replace approximately $2.9 million additional transceivers. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

We Face Risks In Reselling The Products Of Other Companies.

          We have recently begun to distribute the products of other companies. To the extent we succeed in reselling the products of these companies, or products of other vendors with which we may enter into similar arrangements, we may be required by customers to assume warranty and service obligations. While these suppliers have agreed to support us with respect to those obligations, if they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. This risk is amplified by the fact that the equipment has been designed and manufactured by others, and is thus subject to warranty claims whose magnitude we are currently unable to fully evaluate.

Our Operating Results Could Fluctuate Significantly From Quarter To Quarter.

          Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:

-	the cancellation or postponement of orders;

-	the timing and amount of significant orders from our largest customers;

-	our success in developing, introducing and shipping product enhancements and new products;

-	the mix of products we sell;

-	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

-	adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions or deferred stock expense;

-	our periodic reviews of goodwill and other intangibles that lead to impairment charges;

-	new product introductions by our competitors;

-	pricing actions by our competitors or us;

-	the timing of delivery and availability of components from suppliers;

-	political stability in the areas of the world we operate in;

-	changes in material costs; and

-	general economic conditions.

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

          Our success is dependent, in part, on the overall growth rate of the fiber optic components and networking industry. The Internet or the industries that serve it may not continue to grow and even if it does, we may not achieve increased growth. Our business, operating results or financial condition may be adversely affected by any decreases in industry growth rates. In addition, we can give no assurance that our results in any particular period will fall within the ranges for growth forecast by market researchers.

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

Cost Containment And Expense Reductions Are Critical To Achieving Positive Cash Flow From Operations And Profitability

          We are continuing efforts to reduce our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow from operations in future quarters and returning to profitability, especially since the outlook for future quarters is subject to numerous challenges. Additional measures to contain costs and reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.

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

          In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for shares of the common stocks of technology companies in particular, and that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could have a ripple effect on us and cause our stock price to decline. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

We May Have Difficulty Managing Our Businesses.

          We must continually implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate these systems effectively. Our delay or failure to implement new and enhance existing systems and controls as needed could have a material adverse effect on our results of operations and financial condition in the future. Should we continue to pursue a growth strategy, such a strategy can be expected to place even greater pressure on our existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. We can give no assurance that we will be able to successfully manage operations if they continue to expand.

Adjustments To The Size Of Our Operations May Require Us To Incur Unanticipated Costs

          Prior to 2001, we experienced growth and expansion that placed, and may in the future place, a significant strain on our resources. Subsequent to the quarter ended March 31, 2001, we have incurred unanticipated costs to downsize our operations to a level consistent with downward forecasts in sales. Even if we manage the current period of instability effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We may not be able to size our operations in accordance with growth or decline of our business in the future.

Economic Conditions May Require Us To Reduce The Size Of Our Business Further.

          In 2002, we undertook significant reductions in force, some of which were accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the fiber optics and telecommunications equipment markets in particular continue to affect our business substantially. We may be required to undertake further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

We Face Risks From Our International Operations.

          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the three years ended December 31, 2002:

	2002	2001	2000

Percentage of total revenue from foreign sales	74%	67%	63%

          We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. Luminent has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both Luminent and we make sales of our products in the People’s Republic of China. Our total sales in the People’s Republic of China amounted to approximately $18.2 million, $10.4 million and $2.7 million for the three years ended December 31, 2002, respectively. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

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

We Depend On Third-Party Contract Manufacturers And Therefore Could Face Delays Harming Our Sales.

          We outsource the board-level assembly, test and quality control of material, components, subassemblies and systems relating to our networking products to third-party contract manufacturers. Though there are a large number of contract manufacturers that we can use for outsourcing, we have elected to use a limited number of vendors for a significant portion of our board assembly requirements in order to foster consistency in quality of the products and to achieve economies of scale. These independent third-party manufacturers also provide the same services to other companies. Risks associated with the use of independent manufacturers include unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. If our contract manufacturers failed to deliver needed components timely, we could face difficulty in obtaining adequate supplies of products from other sources in the near term. Our third party manufacturers may not provide us with adequate supplies of quality products on a timely basis, or at all. While we could outsource with other vendors, a change in vendors may require significant lead-time and may result in shipment delays and expenses. Our inability to obtain these products on a timely basis, the loss of a vendor or a change in the terms and conditions of the outsourcing would have a material adverse effect on our business, operating results and financial condition.

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

Our Inability To Achieve Adequate Production Yields For Certain Components We Manufacture Internally Could Result In A Loss Of Sales And Customers.

          We rely heavily on our own production capability for critical semiconductor lasers and light emitting diodes used in our products. Because we manufacture these and other key components at our own facilities and these components are not readily available from other sources, any interruption of our manufacturing processes could have a material adverse effect on our operations. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our wafer fabrication equipment, the loss of any of whom could result in our inability to effectively operate and service this equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. We may not be able to maintain acceptable production yields or avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, our business, operating results and financial condition could be materially adversely affected.

We May Be Harmed By Our Failure To Pursue Acquisitions And If We Do Pursue Acquisitions Harm Could Result.

          An important element of our strategy has been to review acquisition prospects that would complement our existing operations and products, augment our market coverage and distribution ability or enhance our technological capabilities. Sine the end of 2000, we have not made any acquisitions of businesses or product lines and we have no plans to do so in the foreseeable future. The networking business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. If we do choose to pursue acquisitions, they could have a material adverse effect on our business, financial condition and results of operations because of the following:

-	possible charges to operations for purchased technology and restructuring similar to those incurred in connection with our acquisition of Xyplex in 1998;

-	potentially dilutive issuances of equity securities;

-	incurrence of debt and contingent liabilities;

-	incurrence of amortization expenses and impairment charges related to goodwill and other intangible assets and deferred stock expense similar to those arising with the acquisitions of Fiber Optic Communications, Optronics, Quantum Optech, Jolt and AstroTerra in 2000;

-	difficulties assimilating the acquired operations, technologies and products;

-	diversion of management’s attention to other business concerns;

-	risks of entering markets in which we have no or limited prior experience;

-	potential loss of key employees of acquired organizations; and

-	difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition.

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

          From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard:

-	In March 1999, we received a written notice from Lemelson Foundation Partnership in which Lemelson claimed to have patent rights in our vision and automatic identification operations, which are widely used in the manufacture of electronic assemblies.

-	In April 1999, we received a written notice from Rockwell Automation Technologies Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes and this claim initially resulted in litigation, which has since been dismissed pending the results of litigation not directly involving us.

-	In October 1999, we received written notice from Lucent Technologies, Inc. in which Lucent claimed we have violated certain of Lucent’s patents falling into the general category of communications technology, with a focus on networking functionality.

-	In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent, in which Ortel claimed to have patent rights in certain technology related to our photodiode module products. In January 2001, we were advised that Lucent had assigned certain of its rights and claims to Agere Systems, Inc., including the claim made on the Ortel patent. To date, we have not been contacted by Agere regarding this patent claim. In July 2000, we received written notice from Nortel Networks, which claimed we violated Nortel’s patent relating to technology associated with local area networks.

-	In May 2001, we received written notice from IBM, which claims that several of our optical components and Internet infrastructure products make use of inventions covered by certain patents claimed by IBM. We are evaluating the patents noted in the letters.

          Aggregate revenues potentially subject to the foregoing claims amounted to approximately 20%, 28% and 30% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Others’ patents, including Lemelson’s, Rockwell’s, Lucent’s, Agere’s, Nortel’s and IBM’s, may be determined to be valid, or some of our products may ultimately be determined to infringe the Lemelson, Rockwell, Lucent, Agere, Nortel or IBM patents, or those of other companies.

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

Our Business Requires Us To Attract And Retain Qualified Personnel.

          Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depends, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, which have resulted in substantial deferred stock expense and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected.

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

Our Headquarters Are Located In Southern California, And Certain Of Our Manufacturing Facilities Are Located In Southern California And Taiwan, Where Disasters May Occur That Could Disrupt Our Operations And Harm Our Business

          Our corporate headquarters are located in the San Fernando Valley of Southern California and some of our manufacturing facilities are located in Southern California and Taiwan. Historically, these regions has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economies and posed physical risks to our property.

          In addition, terrorist acts or acts of war targeted at the United States, and specifically Southern California, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results.

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

          Softness in demand and pricing in the communications market have necessitated a review of our inventory, facilities and headcount. As a result, we recorded in the year ended December 31, 2001 one-time charges to write down inventory to realizable value and inventory purchase commitments of approximately $35.4 million. We did not recognize similar charges for the year ended December 31, 2002.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements are Likely to Impact Our Future Financial Position and Results of Operations.

          There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates over the past year and our rates for our various insurance policies are likely to increase. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

We Are At Risk Of Securities Class Action Or Other Litigation That Could Result In Substantial Costs And Divert Management’s Attention And Resources.

          In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to the volatility and potential volatility of our stock price or the volatility of Luminent’s stock price following its initial public offering, we may be the target of securities litigation in the future. Additionally, while Luminent and we informed investors that we were under no obligation to, and might not, make the distribution to our stockholders of our Luminent common stock and that we could and might eliminate public ownership of Luminent through a short-form merger with us, our decisions in 2001 to abandon our distribution of Luminent’s common stock to our stockholders or to eliminate public ownership of Luminent’s common stock through the merger of Luminent into one of our wholly-owned subsidiaries may result in securities or other litigation. Securities or other litigation could result in substantial costs and divert management’s attention and resources.

If The Price Of Our Common Stock Again Trades Below $1.00 Per Share For A Prolonged Period, Our Common Stock May Be Delisted From Nasdaq

          Nasdaq has established certain standards for the continued listing of a security on its National Market and its SmallCap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed common stock be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the minimum bid-price requirement for 30 consecutive trading days, within a 90-day cure period, with respect to the Nasdaq National Market, and a 180-day cure period with respect to the Nasdaq SmallCap Market (which may be extended by an additional 180 days if the issuer meets certain specified criteria at the end of the initial 180-day period).

          From September 19, 2002 to October 25, 2002, a period of 27 consecutive trading days, our common stock traded at less than $1.00 per share and thus we just avoided receiving notice from the Nasdaq Stock Market, Inc. of a failure to comply with the $1.00 minimum bid price per share requirement. While the price per share of our common stock has recently exceeded the $1.00 per share minimum bid requirement, because of current economic or market conditions or other factors the price of our common stock may again fall below $1.00 per share. If that deficiency were sustained for a prolonged period, it could result in our common stock being delisted from the Nasdaq Stock Market. In that event, public trading, if any, in our common stock would be limited to the over-the-counter markets in the so-called “pink sheets” or the NASD’s OTC Electronic Bulletin Board. Consequently, the liquidity of our common stock could be impaired and the ability of holders to sell our stock could be adversely affected as would our ability to raise additional capital.

If The Nasdaq Stock Market Delisted Our common stock We Could Become Subject To The SEC’s Penny Stock Rules. In That Event, Because Of The Burden Placed On Broker-Dealers To Comply With The Rules Applicable To Penny Stocks, Investors May Have Difficulty Selling Our common stock In The Open Market.

          If the Nasdaq Stock Market delisted our common stock, our common stock could become subject to Rule 15g-9 under the Securities Exchange Act of 1934. This rule imposes additional sales practice requirements on broker-dealers who sell so-called “penny” stocks to persons other than established customers and “accredited investors.” Subject to some exceptions, the SEC’s regulations define a “penny stock” to be any non-Nasdaq or non-exchange listed equity security that has a market price of less than $5.00 per share. Generally, accredited investors are individuals with a net worth more than $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must, among other requirements, make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before sale. Consequently, the rule may adversely affect the interest or ability of broker-dealers in selling our shares in the secondary market and this in turn could adversely affect both the market liquidity for our common stock and the ability of holders to sell our stock.

Delaware Law And Our Ability To Issue Preferred Stock May Have Anti-Takeover Effects That Could Prevent A Change In Control, Which May Cause Our Stock Price To Decline.

          We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the manner prescribed under Section 203. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

ITEM 2. PROPERTIES

          Our principal administrative, sales and marketing, product development and engineering and manufacturing facility is located in Chatsworth, California. The table below lists the locations, square footage and expiration dates of our principal owned and leased facilities used for our major operations.

Location		Square Feet	Lease Expiration	Purpose

Andover, MA	USA	10,995	9/30/2005	Product development
Chatsworth, CA	USA	13,300	3/31/2007	Administration
Chatsworth, CA	USA	22,200	12/31/2005	Manufacturing
Chatsworth, CA	USA	49,920	7/14/2004	Manufacturing
Chatsworth, CA	USA	5,000	12/31/2008	Manufacturing and product development
Chatsworth, CA	USA	17,710	2/28/2004	Manufacturing and product development
Littleton, MA	USA	54,966	1/14/2007	Administration, product development, manufacturing and sales
Newbury Park, CA	USA	49,920	8/13/2007	Manufacturing
Pasadena, CA	USA	13,663	1/14/2004	Product development

Location		Square Feet	Lease Expiration	Purpose

San Diego, CA	USA	23,354	12/31/2004	Product development and manufacturing
West Hills, CA	USA	38,795	7/14/2005	Product development
Hinchu	Taiwan	18,587	9/20/2003	Product development, manufacturing and sales
Hinchu	Taiwan	39,590	12/31/2003	Product development, manufacturing and sales
Hinchu	Taiwan	12,712	Owned	Product development, manufacturing and sales
Geneva	Switzerland	29,428	12/31/2010	Administration, product development, manufacturing and sales
Zurich	Switzerland	9,343	3/31/2013	Administration, product development, manufacturing and sales
Stockholm	Sweden	52,205	6/30/2003	Administration, product development, manufacturing and sales
Oslo	Norway	7,535	3/31/2004	Administration and distribution
Milan	Italy	7,535	3/1/2007	Administration and distribution
Milan	Italy	9,688	6/30/2004	Administration and distribution
Milan	Italy	5,382	11/28/2006	Administration and distribution
Milan	Italy	9,688	4/28/2004	Administration and distribution
Milan	Italy	8,611	4/28/2004	Administration and distribution
Rome	Italy	6,512	1/31/2009	Administration and distribution
Rome	Italy	5,382	10/31/2007	Administration and distribution
Jerusalem	Israel	6,609	8/16/2003	Administration and distribution
Yokneam	Israel	26,910	4/30/2004	Administration, product development, manufacturing and sales
Yokneam	Israel	19,526	12/31/2007	Administration, product development, manufacturing and sales
Yokneam	Israel	5,845	1/31/2006	Administration, product development, manufacturing and sales
Yokneam	Israel	7,202	12/31/2007	Administration, product development, manufacturing and sales
Gif Sur Yvette	France	17,222	Owned	Administration and distribution
Helsinki	Finland	7,750	3/31/2003	Administration and distribution

          We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

          We have received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. We believe such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the senders in an effort to demonstrate that our products and/or processes do not violate any patents. We are currently involved in such discussions with IBM, Lucent, Ortel, Rockwell and the Lemelson Foundation. We do not believe that any of our products or processes violate any of the patents asserted by these parties and we further believe that we have meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to us, such claims could materially and adversely affect our business, operating results and financial condition.

          From time to time, we are a defendant in lawsuits involving matters, which are routine to the nature of our business. We are of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on our business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On December 12, 2002, we held our Annual Meeting of Stockholders at which, among other things, the Company’s entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

	Number of Votes

		Against or
	For	Withheld

Noam Lotan	76,261,462	1,467,072
Shlomo Margalit	76,261,277	1,467,257
Igal Shidlovsky	75,954,614	1,773,920
Guenter Jaench	75,954,614	1,773,920
Daniel Tsui	75,954,614	1,773,920
Baruch Fischer	77,165,187	563,347

          The other matter voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, was as follows:

		Number of Votes
Proposal	For	Against	Abstained

To ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2002.	75,353,063	2,309,118	66,353

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

          Our common stock is traded on the Nasdaq National Market under the symbol “MRVC.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock, as reported on the Nasdaq National Market, giving effect to all stock splits through the date hereof.

	High	Low

Fiscal Year Ended December 31, 2002
First Quarter	$5.08	$2.51
Second Quarter	$2.89	$1.03
Third Quarter	$1.75	$0.81
Fourth Quarter	$1.78	$0.65
Fiscal Year Ended December 31, 2001
First Quarter	$21.38	$6.22
Second Quarter	$12.90	$5.38
Third Quarter	$8.79	$2.43
Fourth Quarter	$5.75	$2.76

          As of February 28, 2003, we had approximately 3,348 common stockholders of record.

Dividends

          The payment of dividends on our common stock is within the discretion of our board of directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.

Changes In Securities

          During the three months ended December 31, 2002, we issued 4,545,452 shares of our common stock to a holder of our 5% Convertible Subordinated Notes due 2003 (the “Notes”) in exchange for $7.5 million principal amount of the Notes.

          Exemption from the registration requirements is claimed under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 3(a)(9) of the Securities Act in that the shares were exchanged by us with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Securities Authorized Under Equity Compensation Plans

          Information regarding securities authorized for issuance under equity compensation plans, as required pursuant to Rule 201(d) of Regulation S-K, is included in Item 12 – Equity Compensation Plan Information included elsewhere in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected Statements of Operations data for each of the three years in the period ended December 31, 2002 and the Balance Sheet data as of December 31, 2002 and 2001 are derived from our audited Financial Statements included elsewhere herein. The selected Statements of Operations data for the two years in the period ended December 31, 1999 and the Balance Sheet data as of December 31, 2000, 1999 and 1998 were derived from our audited Financial Statements, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statements of Operations Data:
Revenue	$252,532	$332,844	$319,394	$288,524	$264,075
Cost of goods sold	169,566	267,389	203,371	197,442	165,385

Gross profit	82,966	65,455	116,023	91,082	98,690
Operating costs and expenses:
Product development and engineering	49,358	94,813	74,078	35,319	25,817
Selling, general and administrative	90,047	150,674	124,700	67,859	53,852
Amortization of intangibles	140	126,484	66,814	3,898	2,901
Impairment of goodwill and other intangibles	72,697	—	—	—	—
Impairment of long-lived assets	17,038	—	—	—	—
Restructuring costs	—	14,111	—	—	15,671
Purchased technology in progress	—	—	—	—	20,633

Total operating costs and expenses	229,280	386,082	265,592	107,076	118,874

Operating loss	(146,314)	(320,627)	(149,569)	(15,994)	(20,184)
Other income (expense), net	(23,465)	(22,777)	(9,578)	322	7,130

Loss before minority interest, provision (benefit) for taxes, extraordinary gain and cumulative effect of an accounting change	(169,779)	(343,404)	(159,147)	(15,672)	(13,054)
Minority interest	230	(11,577)	(796)	(610)	1,345
Provision (benefit) for taxes	13,395	4,475	(5,398)	(2,153)	5,707

Loss before extraordinary gain and cumulative effect of an accounting change	(183,404)	(336,302)	(152,953)	(12,909)	(20,106)
Extraordinary gain on purchase of minority interest in Luminent, Inc., net of tax	—	9,949	—	—	—
Cumulative effect of an accounting change	(296,355)	—	—	—	—

Net loss	$(479,759)	$(326,353)	$(152,953)	$(12,909)	$(20,106)

Basic and diluted loss per share	$(5.25)	$(4.27)	$(2.33)	$(0.24)	$(0.38)
Basic and diluted weighted average shares outstanding	91,421	76,369	65,669	53,920	53,064

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$100,618	$164,676	$210,080	$34,330	$20,692
Working capital	91,188	175,368	366,752	106,425	115,318
Total assets	284,803	864,495	1,097,621	314,533	320,192
Total long-term liabilities	4,056	102,254	154,504	94,409	94,317
Stockholders’ equity	154,476	584,676	781,555	166,815	174,429

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K.

Overview

          We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along two principal segments: operating divisions and development stage enterprises. Our principal operating divisions provide equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. We conduct our optical components business through our subsidiary: Luminent, Inc. Luminent designs, manufactures and sells optical communications components. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Home applications.

          We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators. In addition, we have operations in France, Italy, Switzerland and Sweden that provide network system design, integration and distribution services that include our products, as well as products manufactured by third-party vendors. Such specialization enhances access to customers and allows us to penetrate targeted vertical and regional markets.

          Revenues for the year ended December 31, 2002 were $252.5 million, compared to $332.8 million for the year ended December 31, 2001, a decrease of 24%. We reported a net loss of $479.8 million and $326.4 million for the years ended December 31, 2002 and 2001, respectively. A significant portion of these losses were due to charges for impairment of goodwill and other intangibles recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” amortization of goodwill and other intangibles and deferred stock expense related to our acquisitions in 2000 and the employment arrangements that we entered into with Luminent’s former President and its former Chief Financial Officer in 2000. We expect to continue to amortize deferred stock expense through 2004. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change in 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million in 2002. We will perform our annual impairment review as of October 1st each year, commencing with this review. For the year ended December 31, 2002, we also recorded impairment charges of $11.7 million in connection with certain equity method investments, as the fair value of these assets was less than their carrying value. As a consequence of the current economic environment and potential impairment charges, we do not expect to report net income in the foreseeable future.

           We divide and operate our business based on two reportable segments: operating divisions and development stage enterprises. We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (expense). The operating divisions segment consists of substantially all of our overall revenue and includes our optical components, optical subsystems, optical networking solutions and network physical infrastructure products. The development stage enterprises segment develops optical components, subsystems and networks and products for the infrastructure of the Internet.

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, France, Finland, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. During 2002, 2001 and 2000, foreign sales constituted 74%, 67%, and 63%, respectively, of our revenue. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

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

          Revenue Recognition. We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: passive and active optical components; switches and routers; remote device management products; and network physical infrastructure equipment.

           Allowance for Doubtful Accounts. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

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

          Goodwill and Other Intangibles. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, we will no longer amortize goodwill and intangible assets with indefinite lives, but instead will measure these assets for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that have definite lives over their useful lives.

          Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statements of Operations.

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

Transactions With Stock of Luminent

          In November 2000, our subsidiary, Luminent, completed the initial public offering of its common stock, selling 12.0 million shares at $12.00 per share for net proceeds of approximately $132.3 million. Luminent designs, manufactures and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the metropolitan and access segments of the communications networks. While we had planned to distribute all of our shares of Luminent common stock to our stockholders, unfavorable business and economic conditions in the fiber optic, data networking and telecommunications industries and the resulting adverse effects on the market prices of our common stock and Luminent common stock, caused us to determine to abandon the distribution and effect a short-form merger of Luminent into one of our wholly-owned subsidiaries, thereby eliminating public ownership of Luminent. This merger was completed on December 28, 2001.

           In July 2000, we entered into employment agreements with Luminent’s former President and its former Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of our common stock and Luminent’s common stock. As part the merger of Luminent discussed above, all stock options to purchase Luminent common stock were converted into stock options to purchase our common stock based on the exchange ratio established for the merger. The stock options were granted to Luminent’s executives at exercise prices below market value, resulting in deferred stock expense. Luminent’s President resigned in September 2001 and its Chief Financial Officer resigned in June 2002. The resignations were considered by the parties to be terminations other than for cause under the employment agreements, providing severance benefits based on the employment agreements, and the vesting of all of the unvested Luminent options. The stock options are now exercisable at various dates through June 2004.

Restructuring costs

          In the second quarter of 2001, when Luminent’s common stock was still publicly traded, Luminent’s management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. These actions are expected to realign Luminent’s business based on current and near term growth rates. All of these actions are expected to be completed by the end of 2003.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through December 31, 2002, bringing Luminent’s total workforce to approximately 472 employees as of December 31, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of December 31, 2002 is as follows (in thousands):

	2001 Provision	Utilized	Adjustment(1)	Remaining Provision

Exit costs:
Closed and abandoned facilities	$2,317	$527	$—	$1,790
Purchase commitments	5,705	1,519	(1,474)	2,712

	8,022	2,046	(1,474)	4,502
Employee severance costs	655	221	(434)	—

	$8,677	$2,267	$(1,908)	$4,502

	Original		2001
	Provision	Utilized	Provision

Exit costs:
Asset impairment	$10,441	$10,441	$—
Closed and abandoned facilities	2,405	88	2,317
Purchase commitments	6,173	468	5,705

	19,019	10,997	8,022
Employee severance costs	1,281	626	655

	$20,300	$11,623	$8,677

(1)	Includes $837,000 in reduction of future liabilities based on negotiations with vendors and in usage of previously reserved purchase commitments for inventory and equipment. The provisions previously recognized for these items have been reversed during the year ended December 31, 2002. In connection with the sale of FOCI and QOI, $1.1 million in restructuring charges are no longer included in the remaining obligation as they were assumed by the buyers.

          A summary of the restructuring costs by line item for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Exit Costs:
Cost of goods sold	$(837)	$6,173
Restructuring costs	—	14,111
Other income (expense), net	—	16

	$(837)	$20,300

Market Conditions and Current Outlook

          Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for optical components and network infrastructure products and services. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2001 to date, and may continue to affect them for the remainder of 2003 and thereafter.

Results of Operations

          The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Year Ended December 31,

	2002	2001	2000

Revenue	100%	100%	100%
Cost of goods sold	67	80	64
Gross profit	33	20	36
Operating costs and expenses:
Product development and engineering	20	28	23
Selling, general and administrative	36	45	39
Amortization of intangibles	—	38	21
Impairment of goodwill and other intangibles	29	—	—
Impairment of long-lived assets	7	—	—
Restructuring costs	—	4	—
Total operating costs and expenses	91	116	83
Operating loss	(58)	(96)	(47)
Other expense, net	9	7	3
Loss before minority interest, provision for taxes, extraordinary gain and cumulative effect of an accounting change	(67)	(103)	(50)
Minority interest	—	(3)	—
Provision (benefit) for taxes	5	1	(2)
Loss before extraordinary gain and cumulative effect of an accounting change	(73)	(101)	(48)
Extraordinary gain on purchase of minority interest in Luminent, Inc., net of tax	—	3	—
Cumulative effect of an accounting change	(117)	—	—
Net loss	(190)	(98)	(48)

          The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management. These two reportable segments are operating divisions and development stage enterprises, which includes all start-up activities.

Year Ended December 31, 2002 (“2002”) Compared
To Year Ended December 31, 2001 (“2001”)

     Revenue

          Operating divisions. Revenues for 2002 decreased $80.3 million, or 24%, to $252.5 million from $332.8 million for 2001. The decrease was due to the worldwide economic slowdown in general and specifically the downturn in telecommunication spending. Our revenues by product group for 2002 and 2001 were as follows (in thousands):

	2002	2001

Optical passive component	$28,693	$39,010
Optical active component	51,343	97,653
Switches and routers	57,571	74,675
Remote device management products	17,361	18,987
Network physical infrastructure equipment	55,570	59,902
Services	21,444	18,934
Other network products	20,550	23,683

	$252,532	$332,844

          Revenues generated from optical passive and active components decreased $56.6 million, or 41%, to $80.0 million for 2002 as compared to $136.7 million for 2001. The decrease in optical components revenues was a result of the downturn in the communications equipment industry and specifically the optical components sector. Revenues generated from our switches and routers decreased $17.1 million, or 23%, to $57.6 million for 2002 as compared to $74.7 million for 2001. Revenues generated from our remote device management products decreased $1.6 million, or 9%, to $17.4 million for 2002 as compared to $19.0 million for 2001. Revenues generated from our network physical infrastructure products decreased $4.3 million, or 7%, to $55.6 million for 2002 as compared to $59.9 million for 2001. Revenues generated from services increased $2.5 million, or 13%, during 2002 to $21.4 million from $18.9 million for 2001.

          Our revenues by geographical region for 2002 and 2001 were as follows (in thousands):

	2002	2001

United States	$64,675	$108,550
Europe	157,998	176,745
Asia Pacific	28,560	42,925
Other	1,299	4,624

	$252,532	$332,844

          Revenues to the United States decreased $43.9 million, or 40%, for 2002, to $64.7 million as compared to $108.6 million for 2001. Revenues to Asia Pacific decreased $14.4 million, or 34%, for 2002 to $28.6 million as compared to $42.9 million for 2001. Revenue to Europe decreased $18.7 million, or 11%, for 2002 to $158.0 million as compared to $176.7 million for 2001.

          Development stage enterprises. No significant revenues were generated by these entities for 2002 and 2001.

     Gross Profit

          Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method.

          Operating divisions. Gross profit for 2002 was $83.0 million, compared to gross profit of $65.5 million for 2001. Gross profit improved by $17.5 million, or 27%, for 2002 as compared to 2001.

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

          Our gross margin increased to 33% for 2002, compared to gross margin of 20% for 2001. The improvement in gross margin was attributed to improved operating efficiencies realized during 2002 and the effect of write-off of inventory and other market-related one-time charges of $35.4 million taken by Luminent during 2001. During 2002, our gross profit was favorably impacted by recapturing accelerated deferred stock expense due to terminations primarily through the sale of FOCI and QOI totaling $879,000. Deferred stock expense for 2001 totaled $7.8 million.

          Development stage enterprises. No significant gross margins were produced by these entities for 2002 and 2001.

     Product Development and Engineering

          Product development and engineering expenses decreased 48%, to $49.4 million for 2002 as compared to $94.8 million for 2001.

          Operating divisions. Product development and engineering expenses from our operating divisions were $31.5 million, or 13% of revenues, for 2002, as compared to $49.1 million, or 15% of revenues, for 2001. This represents a decrease of $17.6 million, or 36%, for 2002. These expenses include $551,000 and $14.0 million for 2002 and 2001, respectively, of non-cash deferred stock expense. We continued to consolidate our operations and product development and engineering and as a result, we have realized substantial costs savings.

          Development stage enterprises. Product development and engineering expenses of the development stage enterprises were $17.8 million, or 7% of revenues, for 2002, as compared to $45.7 million, or 14% of revenues, for 2001. This represents a decrease of $27.9 million, or 61%, for 2002. The decrease is due to cost reduction efforts, which improved efficiency.

     Selling, General and Administrative (SG&A)

          SG&A expenses decreased $60.6 million to $90.0 million for 2002, compared to $150.7 million for 2001. SG&A expenses were 36% and 45% of revenues for 2002 and 2001, respectively. These expenses include $6.9 million and $47.3 million for 2002 and 2001, respectively, of non-cash deferred stock expense.

          Operating divisions. SG&A expenses decreased 38% over the prior period to $84.6 million for 2002. SG&A expenses were 34% and 41% of our revenue for 2002 and 2001, respectively. These expenses include $6.9 million and $47.3 million for 2002 and 2001, respectively, of non-cash deferred stock expense. These absolute dollar decreases are mainly due to the reduction of overhead expenses to align operations with current revenue levels.

          Development stage enterprises. SG&A expenses decreased 64% over the prior period to $5.5 million for 2002, as compared to $15.0 million for 2001. SG&A expenses for these entities decreased due to reductions in overhead expenses.

     Amortization Of Intangibles

          Operating divisions. Amortization of intangibles decreased to $140,000 for 2002, as compared to $126.5 million for 2001. The decrease of $126.4 million was the result of our adoption of SFAS No. 142, which we adopted effective January 1, 2002. As a consequence, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and other intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change in 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million during the third quarter of 2002. We will perform our annual impairment review as of October 1st each year, commencing with this review.

          Development stage enterprises. No significant amortization of intangibles was recorded for these entities for 2002 and 2001.

     Other Expense, Net

          In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the Notes) due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. During 2002, we retired $57.2 million in Notes in exchange for $19.7 million in cash and 12.3 million shares of our common stock. For 2002, we recognized a loss on the extinguishment of the Notes of $1.4 million, net of associated taxes. This loss includes a $6.6 million loss recognized in accordance with the Emerging Issues Task Force (“EITF”) Issue 02-15 released in September 2002. See “Recently Issued Accounting Standards.” We incurred $3.2 million and $4.5 million in interest expense relating to the Notes for 2002 and 2001, respectively.

          We account for certain unconsolidated subsidiaries using the cost and equity methods. The increase in other expense, net of $688,000 to $23.5 million for 2002 is primarily attributable to impairment charges of $11.7 million on our investments in these subsidiaries, $4.3 million from our share of losses from our unconsolidated subsidiaries and interest expense of $3.2 million associated with the termination of our interest rate swap, partially offset by interest income. Our share of losses from our unconsolidated subsidiaries was $7.8 million for 2001. During 2001, impairment charges related to our investments totaled $9.2 million.

     Provision For Taxes

          We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is unlikely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The provision for taxes for 2002 was $13.4 million, compared to a provision for taxes of $4.5 million for 2001. During 2002, we recorded an additional valuation allowance (tax expense) totaling $21.2 million relating to the expected realization of our deferred income tax assets based on likely future recovery. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions. For 2002, there was no benefit provided for net operating losses.

Year ended December 31, 2001 (“2001”) Compared
To Year ended December 31, 2000 (“2000”)

     Revenue

          Operating divisions. Revenue for 2001 increased $13.5 million, or 4%, to $332.8 million from $319.4 million for 2000. Revenue generated through our acquisitions for 2001 increased $21.7 million, or 56%, to $60.3 million from $38.6 million for the prior year. Revenue from our existing business generated $272.5 million and $280.8 million for 2001 and 2000, respectively. This change represents a decrease of $8.3 million, or 3%, for 2001. Revenue generated from our optical passive components increased $9.9 million, or 34%, over the prior year. This increase offsets decreases in revenue from our switch and routers, which decreased $6.1 million, or 8%. Revenue to the European Community and the Pacific Rim together increased $24.9 million, or 13%, for 2001.

          Development stage enterprises. No significant revenues were generated by these entities for 2001 and 2000.

     Gross Profit

          Operating divisions. Gross profit for 2001 was $65.5 million, compared to gross profit of $116.0 million for 2000. Gross profit decreased $50.6 million, or 44%, for 2001 over 2000.

          Our gross margin decreased to 20% for 2001, compared to gross margin of 36% for 2000. The decrease in gross margin was partially attributed to a write-off of inventory and other charges of $35.4 million taken by Luminent during 2001. The decrease in gross margin in 2001 was also affected by reductions in inventory value to record inventory at the lower of cost or market at MRV’s networking and other operating subsidiaries totaling $8.3 million. In addition, certain profitable, but low-margin projects in Europe contributed to the reduction in gross margin for 2001. Furthermore, our gross margin was affected by deferred stock expense of $7.8 million for the current year.

          Development stage enterprises. No significant gross margins were produced by these entities for 2000 and 2001.

     Product Development and Engineering

          Product development and engineering expenses increased 28%, to $94.8 million for 2001 from $74.1 million for 2000.

          Operating divisions. Product development and engineering expenses from our operating divisions were $49.1 million, or 15% of revenues, for 2001, as compared to $32.6 million, or 10% of revenues, for 2000. This represents an increase of $16.5 million, or 51%, for 2001. These expenses include deferred stock expense of $14.0 million and $13.3 million for 2001 and 2000, respectively.

          Development stage enterprises. Product development and engineering expenses of the development stage enterprises were $45.7 million, or 14% of revenues, for 2001, as compared to $41.5 million, or 13% of revenues, for 2000. This represents a decrease of $4.2 million, or 10% of revenues, for 2001.

     Selling, General and Administrative (SG&A)

          SG&A expenses increased 21% to $150.7 million for 2001, compared to $124.7 million for 2000. SG&A expenses were 45% of revenues for 2001 compared to 39% of revenues for 2000. These expenses include Luminent’s restructuring and other one-time charges of $14.1 million and deferred stock expense of $47.3 million for 2001 and deferred stock expense of $38.4 million for 2000.

           Operating divisions. SG&A expenses increased 9% over prior year to $135.7 million for 2001. SG&A expenses were 41% and 39% of our revenue for 2001 and 2000, respectively. These expenses include Luminent’s restructuring and other one-time charges of $14.1 million and deferred stock expense of $47.3 million for 2001 and deferred stock expense of $38.4 million for 2000. These decreases are mainly due to the reduction of overhead expenses.

          Development stage enterprises. During 2001, the development stage enterprises began to develop their administrative capabilities and reported $15.0 million. These companies did not report SG&A expenses during 2000.

     Amortization Of Goodwill and Other Intangibles

          Operating divisions. Amortization of goodwill and other intangibles increased to $126.5 million for 2001, from $66.8 million for 2000. The increase of approximately $45.5 million was the result of the timing of our acquisitions, which occurred principally from April 24 to July 21, 2000, and an additional $14.2 million of impairment charges. The goodwill and other intangibles was considered impaired as the anticipated undiscounted cash flows from these assets was less than their carrying values. The remaining carrying value of goodwill and other intangibles was not impaired based on this analysis. This analysis requires us to use significant judgment and make assumptions regarding the future cash flows expected to result from the use of the assets and their eventual disposition. While we believe the carrying values are realizable based on our analysis, changes in the assumptions used in our cash flows models could have resulted in significantly different results (See Recently Issued Accounting Pronouncements, below.).

          Development stage enterprises. No amortization of goodwill and other intangibles was recorded for these entities for the years ended December 31, 2001 and 2000.

     Other Expense, Net

          In June 1998, we issued $100 million principal amount of 5% Notes due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. In late 1998, we repurchased $10.0 million principal amount of these Notes at a discount from the stated amount. We incurred $4.5 million in interest expense relating to the Notes during 2001 and 2000.

          The increase in other expense from $8.8 million to $11.2 million for 2001 is primarily attributed to interest expense from our financing obligations, our share of losses from our unconsolidated subsidiaries of $7.8 million and impairment charges of $9.2 million on our investments for 2001, partially offset by interest income and minority interest. Our share of losses from our unconsolidated subsidiaries was $7.3 for 2000.

     Gain on Purchase of Minority Interest, Net of Tax

          In December 2001, we reacquired 8% minority interest of Luminent that we did not own that was created through Luminent’s November 2000 initial public offering by merging Luminent into one of our wholly owned subsidiaries. In the merger, we merger we exchanged 0.43 shares of MRV common stock, or 5.2 million shares, for 12.0 million shares of Luminent common stock. Our common stock had a fair value of $16.9 million, based on the average market price of our common stock five days before and after the terms were determined. Consequently, we recorded an extraordinary gain from this merger of $9.9 million, net of tax, equal to the excess minority interest reduced over the fair value paid, net of our costs incurred to effect this merger.

Recently Issued Accounting Standards

          In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted this statement effective January 1, 2002, and the immediate impact of the adoption of this statement was the recognition of an impairment on long-lived assets totaling $17.0 million, which has been included in the determination of operating loss in the accompanying Statements of Operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other amendments and corrections, rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. We have adopted this statement for the year ended December 31, 2002, and the immediate impact of its application was the inclusion of the gains and losses on the extinguishment of debt in other expense, net in the accompanying Statements of Operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002. We have reviewed this statement and do not expect a material impact on our financial position, results of operations or cash flows.

          In September 2002, the EITF released Issue 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84.” The EITF reached a consensus that SFAS No. 84, “Induced Conversions of Convertible Debt” applies to all conversions of convertible debt that (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and (b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted, regardless of the party that initiates the offer or whether the offer relates to all debt holders. EITF Issue 02-15 applies prospectively to conversion transactions completed after September 12, 2002. As a result of this Issue, we recorded a loss of $6.6 million in December 2002 for the exchange of 4.5 million shares of common stock for $7.5 million principal amount of Notes.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

          Cash and cash equivalents were $100.6 million as of December 31, 2002, a decrease of $64.1 million from cash and cash equivalents of $164.7 million as of December 31, 2001. The decrease in cash and cash equivalent is substantially the result of paying off $50.0 million of long-term debt, $19.7 million of convertible subordinated notes, terminating our interest rate swap for $3.2 million, net payments on short-term obligations of $3.1 million and the repurchase of our common stock of $1.1 million, partially offset by cash received from the disposition of FOCI and QOI totaling $5.7 million and $7.1 million in income tax refunds received in 2002. The following table illustrates our current cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our convertible subordinated notes, as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Cash
Cash and cash equivalents	$100,618	$164,676
Short-term marketable securities	11,738	46,696
Time deposits	2,789	9,341
Long-term marketable securities	1,447	—

	116,592	220,713
Debt
Current portion of long-term debt	393	52,226
Convertible subordinated notes	32,418	89,646
Short-term obligations	7,000	18,679
Long-term debt	390	8,871

	40,201	169,422

Excess cash versus debt	$76,391	$51,291

Ratio of cash versus debt	2.9 to 1	1.3 to 1

          Our working capital as of December 31, 2002 was $91.2 million compared to $175.4 million as of December 31, 2001. Our ratio of current assets to current liabilities as of December 31, 2002 was 1.8 to 1.0 compared to 2.0 to 1.0 as of December 31, 2001. The decrease in working capital is substantially attributed to our consolidated net operating losses and the classification, beginning at June 30, 2002, of our convertible subordinated notes, which are due in June 2003, as a current liability. As of December 31, 2002 and December 31, 2001, we did not have any “off-balance sheet” financing arrangements.

          Cash used in operating activities was $1.4 million for the year ended December 31, 2002, as compared to cash used in operating activities of $24.1 million for the year ended December 31, 2001. Cash used in operating activities is a result of our net operating loss of $479.8 million, adjusted for non-cash items such as the cumulative effect of an accounting change, impairment losses on goodwill and other intangibles, cost and equity method investments, and long-lived assets, depreciation and amortization, deferred stock expense, deferred income taxes, and offset by cash generated from operating assets and liabilities. Cash used in operating activities were positively affected by decreased time deposits, accounts receivables, inventories and other assets partially offset by decreases in accounts payable and accrued liabilities, during the period. The decrease in accounts receivable is due to lower revenue volumes coupled with increased collection efforts, while the decrease in inventory is primarily the result of the utilization of inventories on hand. Decreases in accounts payable and accrued liabilities are the result of the dramatic slowdown in the communications equipment industry and reductions in overhead expenses.

          Cash flows generated from investing activities were $21.4 million for the year ended December 31, 2002, compared to cash used in investing activities of $53.1 million for the year ended December 31, 2001. Cash flows generated from investing activities for the year ended December 31, 2002 were the result of the maturity of short and long-term investments of $33.4 million and cash received from the sale of FOCI and QOI of $5.7 million, offset by capital expenditures of $13.9 million. As of December 31, 2002, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period resulted from the net cash used for capital expenditures and investments in equity method subsidiaries, offset by the net cash provided by the maturity of investments.

          Cash flows used in financing activities were $79.5 million for the year ended December 31, 2002, as compared to cash provided in financing activities of $31.9 million for the year ended December 31, 2001. Cash used in financing activities was primarily the result of paying off $52.5 million of long-term debt, paying off $19.7 million of convertible subordinated notes, terminating our interest rate swap for $3.2 million, net payments on short-term obligations of $3.1 million and the repurchase of our common stock of $1.1 million. Cash flows provided by financing activities in 2001 represent the cash received through borrowings on our short-term obligations and the exercise of stock options, offset by payments on our short-term and long-term obligations.

          On November 10, 2000, Luminent completed the initial public offering of its common stock, selling 12.0 million shares at $12 per share. This initial public offering raised net proceeds of approximately $132.3 million. In December 2001, we reacquired, through a short-form merger, the minority interest of Luminent, representing approximately 8% of Luminent’s outstanding common stock. Following this merger, we increased our liquidity based on Luminent’s cash, cash equivalents, restricted cash and cash equivalents and short-term investments on hand as of the consummation of the merger, or $107.7 million at December 31, 2001.

          In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the “Notes”) due in June 2003, in a private placement raising net proceeds of $96.4 million. The share (equivalent to a conversion rate of approximately 73.94 share per $1,000 principal amount of Notes), representing an initial conversion premium of 24% for a total of approximately 7.4 million shares of our common stock. The Notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The Notes have a five-year term and have been callable by us since June 15, 2001. The premiums payable to call these Notes are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption. During 2002, we retired 57.2 million in Notes in exchange for $19.7 million in cash and 12.3 million shares of our common stock. For 2002, we recognized a loss on the extinguishment of the Notes of $1.4 million, net of associated taxes. This loss includes a $6.6 million loss recognized in accordance with EITF Issue 02-15 released in September 2002. See “Recently Issued Accounting Standards.”

          The following table illustrates our total contractual cash obligations as of December 31, 2002 (in thousands):

		Less than 1
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years

Short-term obligations	$7,000	$7,000	$—	$—	$—
Long-term debt	783	393	323	67	—
Convertible subordinated notes	32,418	32,418	—	—	—
Unconditional purchase obligations	9,165	9,165	—	—	—
Operating leases	30,690	8,907	10,937	5,659	5,187

Total contractual cash obligations	$80,056	$57,883	$11,260	$5,726	$5,187

          Our total contractual cash obligations as of December 31, 2002, were $80.1 million, of which, $57.9 million are due within the next 12 months. These total contractual cash obligations primarily consist of short-term obligations including our convertible subordinated notes, long-term financing obligations, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

          Our unconditional purchase obligations are to secure the necessary raw materials and components required for production of our products. As part of Luminent’s restructure plan (see our discussion above and the Notes to our Financial Statements), $2.7 million in unconditional purchase obligations have been recorded as a liability and Luminent is in negotiations to cancel or renegotiate contracts that are no longer required due to its significantly reduced orders for optical components and sales projections. The remaining purchase commitments are part of our ordinary course of business.

          We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, market acceptance of our products and acquisitions.

ITEM 7a. QUANITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders of MRV Communications, Inc.

          We have audited the accompanying consolidated balance sheet of MRV Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of MRV Communications, Inc., for the fiscal years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 12, 2002.

          We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

          As discussed in Note 3 to the consolidated financial statements, MRV Communications, Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 during the first quarter of fiscal 2002. As discussed above, the financial statements of MRV Communications, Inc. as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 and 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss-per-share amounts. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 and 2000 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 and 2000 in Note 3 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s financial statements for fiscal 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s fiscal 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 5, 2003

          This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with MRV Communications, Inc. filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of MRV Communications, Inc.:

          We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 2002

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue	$252,532	$332,844	$319,394
Cost of goods sold	169,566	267,389	203,371

Gross profit	82,966	65,455	116,023
Operating costs and expenses:
Product development and engineering	49,358	94,813	74,078
Selling, general and administrative	90,047	150,674	124,700
Amortization of intangibles	140	126,484	66,814
Impairment of goodwill and other intangibles	72,697	—	—
Impairment of long-lived assets	17,038	—	—
Restructuring costs	—	14,111	—

Total operating costs and expenses	229,280	386,082	265,592

Operating loss	(146,314)	(320,627)	(149,569)
Other expense, net	23,465	22,777	9,578

Loss before minority interest, provision (benefit) for taxes, extraordinary gain and cumulative effect of an accounting change	(169,779)	(343,404)	(159,147)
Minority interest	230	(11,577)	(796)
Provision (benefit) for taxes	13,395	4,475	(5,398)

Loss before extraordinary gain and cumulative effect of an accounting change	(183,404)	(336,302)	(152,953)
Extraordinary gain on purchase of minority interest in Luminent, Inc., net of tax	—	9,949	—
Cumulative effect of an accounting change	(296,355)	—	—

Net loss	$(479,759)	$(326,353)	$(152,953)

Earnings per share:
Basic and diluted loss per share:
Loss before extraordinary gain, and cumulative effect of an accounting change	$(2.01)	$(4.40)	$(2.33)
Extraordinary gain	$—	$0.13	$—
Cumulative effect of an accounting change	$(3.24)	$—	$—
Net loss	$(5.25)	$(4.27)	$(2.33)
Weighted average number of shares:
Basic and diluted	91,421	76,369	65,669

     The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	As of December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$100,618	$164,676
Short-term marketable securities	11,738	46,696
Time deposits	2,789	9,341
Accounts receivable, net	50,965	55,106
Inventories	32,695	57,308
Other current assets	11,283	10,044

Total current assets	210,088	343,171
Property and equipment, net	35,169	72,012
Goodwill	29,740	343,904
Intangibles	135	51,408
Long-term marketable securities	1,447	—
Deferred income taxes	2,637	23,229
Investments	3,063	16,937
Other assets	2,524	13,834

	$284,803	$864,495

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$393	$52,226
Convertible subordinated notes	32,418	—
Short-term obligations	7,000	18,679
Accounts payable	41,308	48,586
Accrued liabilities	31,542	39,035
Deferred revenue	3,950	4,165
Other current liabilities	2,289	5,112

Total current liabilities	118,900	167,803
Long-term debt	390	8,871
Convertible subordinated notes	—	89,646
Other long-term liabilities	3,666	3,737
Minority interest	7,371	9,762
Commitments and contingencies

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	As of December 31,

	2002	2001

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 100,132 shares in 2002 and 82,824 in 2001
Outstanding — 98,965 shares in 2002 and 82,776 in 2001	168	141
Additional paid-in capital	1,149,635	1,118,942
Accumulated deficit	(977,442)	(497,683)
Deferred stock expense, net	(5,047)	(26,344)
Treasury stock, 1,215 shares in 2002 and 48 shares in 2001	(1,207)	(133)
Accumulated other comprehensive loss	(11,631)	(10,247)

Total stockholders’ equity	154,476	584,676

	$284,803	$864,495

     The accompanying notes are an integral part of these balance sheets.

MRV Communications, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock

			Additional	Deferred
			Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 1999	56,234	$96	$191,468	$—	$(18,377)	$(133)	$(6,239)	$166,815
Exercise of stock options and warrants	2,896	5	7,757	—	—	—	—	7,762
Tax benefit from exercise of stock options	—	—	11,417	—	—	—	—	11,417
Issuance of common stock in connection with acquisitions	14,123	25	639,172	—	—	—	—	639,197
Conversion of convertible subordinated notes	26	—	354	—	—	—	—	354
Effect of subsidiary equity transactions	—	—	49,679	—	—	—	—	49,679
Deferred stock expense	—	—	160,803	(160,803)	—	—	—	—
Amortization of deferred stock expense	—	—	—	59,941	—	—	—	59,941
Comprehensive loss:
Net loss	—	—	—	—	(152,953)	—	—	(152,953)
Translation adjustment	—	—	—	—	—	—	(657)	(657)

Comprehensive loss								(153,610)

Balance, December 31, 2000	73,279	$126	$1,060,650	$(100,862)	$(171,330)	$(133)	$(6,896)	$781,555
Exercise of stock options and warrants	561	—	6,406	—	—	—	—	6,406
Issuance of common stock for purchase of Luminent, Inc.’s minority interest	5,160	9	16,845	—	—	—	—	16,854
Issuance of common stock in connection with acquisitions	1,247	2	19,719	—	—	—	—	19,721
Issuance of common stock in a private placement	2,529	4	19,501	—	—	—	—	19,505
Fair value of stock options issued for an investment	—	—	508	—	—	—	—	508
Fair value of stock options issued to a non-employee	—	—	535	—	—	—	—	535
Forfeited stock options	—	—	(13,038)	6,733	—	—	—	(6,305)
Deferred stock expense	—	—	7,816	(7,816)	—	—	—	—
Amortization of deferred stock expense	—	—	—	75,601	—	—	—	75,601
Comprehensive loss:
Net loss	—	—	—	—	(326,353)	—	—	(326,353)
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,198)	(3,198)
Translation adjustment	—	—	—	—	—	—	(153)	(153)

Comprehensive loss								(329,704)

MRV Communications, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock

			Additional	Deferred
			Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2001	82,776	$141	$1,118,942	$(26,344)	$(497,683)	$(133)	$(10,247)	$584,676
Exercise of stock options and warrants	50	—	131	—	—	—	—	131
Issuance of common stock in connection with acquisitions	4,996	8	7,044	—	—	—	—	7,052
Issuance of common stock in exchange for convertible subordinated notes	12,310	21	38,211	—	—	—	—	38,232
Purchase of treasury stock	(1,167)	(2)	—	—	—	(1,074)	—	(1,076)
Forfeited stock options	—	—	(14,693)	2,990	—	—	—	(11,703)
Amortization of deferred stock expense	—	—	—	18,307	—	—	—	18,307
Comprehensive income (loss):
Net loss	—	—	—	—	(479,759)	—	—	(479,759)
Realized loss on interest rate swap	—	—	—	—	—	—	3,198	3,198
Translation adjustment	—	—	—	—	—	—	(4,582)	(4,582)

Comprehensive loss								(481,143)

Balance, December 31, 2002	98,965	$168	$1,149,635	$(5,047)	$(977,442)	$(1,207)	$(11,631)	$154,476

     The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(479,759)	$(326,353)	$(152,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,169	140,554	77,871
Amortization of deferred stock expense, net of forfeited options	6,604	69,831	59,941
Provision for doubtful accounts	2,188	5,654	3,833
Deferred income taxes	20,592	15,134	(25,205)
Loss on extinguishment of debt	1,363	—	—
Impairment of goodwill and other intangibles	72,697	—	—
Cumulative effect of an accounting change	296,355	—	—
Loss on termination of interest rate swap	3,198	—	—
Realized gain on investment	—	—	(50)
Extraordinary gain on purchase of minority interest in Luminent, Inc.	—	(9,949)	—
(Gain) loss on disposition of property and equipment	243	(178)	16
Tax benefit from stock option exercises	—	—	11,417
Impairment of long-lived assets	17,038	7,787	—
Impairment of cost and equity method investments	11,741	9,166	—
Loss on equity method subsidiaries	4,283	10,790	—
Minority interests’ share of income	230	(11,557)	(796)
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	1,843	46,840	—
Accounts receivable	1,946	1,953	4,949
Inventories	24,613	19,697	(28,869)
Refundable income taxes	—	—	3,216
Other assets	11,404	4,532	(12,020)
Accounts payable	(6,996)	(7,502)	28,939
Accrued liabilities	(7,280)	1,321	4,890
Deferred revenue	(215)	2,695	175
Other current liabilities	375	(4,563)	(5,154)

Net cash used in operating activities	(1,368)	(24,148)	(29,800)
Cash flows from investing activities:
Purchases of property and equipment	(13,947)	(19,923)	(23,977)
Proceeds from sale of property and equipment	323	453	1,520
Purchases of investments	(4,150)	(33,581)	(21,566)
Proceeds from sale of FOCI and QOI	5,735	—	—
Proceeds from maturity of investments	33,426	—	97,704
Cash used in acquisitions, net or cash received	—	—	(44,517)

Net cash provided by (used in) investing activities	21,387	(53,051)	9,164

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from financing activities:
Net proceeds from equity transaction of Luminent, Inc.	—	—	132,290
Net proceeds from issuance of common stock	131	25,911	7,762
Payment for termination of interest rate swap	(3,198)	—	—
Borrowings on short-term obligations	63,303	39,034	35,887
Payments on short-term obligations	(66,368)	(29,459)	(35,949)
Borrowings on long-term obligations	—	—	62,696
Payments on long-term obligations	(52,495)	(2,718)	(4,165)
Repurchase of convertible subordinated notes	(19,721)	—	—
Purchase of treasury stock	(1,076)	—	—
Other long-term liabilities	(71)	(820)	—

Net cash provided by (used in) financing activities	(79,495)	31,948	198,521
Effect of exchange rate changes on cash and cash equivalents	(4,582)	(153)	(2,135)

Net increase (decrease) in cash and cash equivalents	(64,058)	(45,404)	175,750
Cash and cash equivalents, beginning of year	164,676	210,080	34,330

Cash and cash equivalents, end of year	$100,618	$164,676	$210,080

     The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

December 31, 2002

1. Description of Business

          MRV Communications, Inc, (a Delaware corporation, “MRV” or the “Company”) designs, manufactures, sells, distributes, integrates and supports network infrastructure equipment and services, and optical components. MRV conducts its business along two principal reportable segments: operating divisions and development stage enterprises. MRV’s principal operating units provide products used by commercial customers, governments and telecommunications service providers, and include switches, routers, optical transport systems, and remote presence equipment as well as specialized networking products for defense and aerospace applications. MRV conducts its optical components business through its subsidiary Luminent, Inc. Luminent designs, manufactures and sells optical communications components. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Home applications.

2. Summary of Significant Accounting Policies

     Principles of Consolidation

          The accompanying financial statements include the accounts of MRV and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of related development stage enterprises when it has effective control, voting control or has provided the entity’s working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments.

     Foreign Currency

          Transactions originally denominated in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Increases or decreases in the resulting assets or liabilities, which are denominated in a foreign currency, are recorded as foreign currency gains and losses and are included in other income (expense) in determining net income (loss).

          For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss).

     Revenue Recognition

          MRV generally recognizes product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exits, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection in considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. MRV’s major revenue-generating products consist of: passive and active optical components; switches and routers; remote device management; and network physical infrastructure equipment.

          MRV generally warrants its products against defects in materials and workmanship for one year. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

     Cash, Cash Equivalents and Time Deposits

          MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. In February 2002, MRV repaid the long-term debt and terminated its interest rate swap totaling $53.2 million (see Note 11, Long-Term Debt and Note 12, Interest Rate Swap). Time deposits of $2.8 million and $9.3 million as of December 31, 2002 and 2001, respectively, are restricted by short-term obligations.

     Marketable Securities

          MRV accounts for its marketable securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

          As of December 31, 2002 and 2001, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. As defined by SFAS No. 115, MRV has classified investments in debt securities as “held-for-maturity” investments and all marketable securities are recorded at their amortized cost basis, which approximated fair value at December 31, 2002 and 2001. Marketable securities mature at various dates through 2004. Sales and maturities of securities are presented in the accompanying Statements of Cash Flows.

     Accounts Receivable

          As of December 31, 2002, 2001 and 2000, the allowance for doubtful accounts totaled $15.0 million, $14.8 million and $9.5 million, respectively. Increases in the allowance for doubtful accounts totaled $2.2 million, $5.7 million and $3.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Write-offs against the allowance for doubtful accounts totaled $1.9 million, $335,000 and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. If the financial condition of MRV’s customers were to deteriorate, resulting in their inability to make payments, additional provisions are recorded in that period.

          MRV, through foreign subsidiaries, has agreements with financial institutions to sell its receivables. At December 31, 2002, MRV is contingently liable for approximately $16.1 million relating to such receivables sold with recourse. No gain or loss on the sale of these receivables has been included in the accompanying Statements of Operations.

     Inventories

          Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. Inventories consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Raw materials	$8,058	$15,444
Work-in process	5,867	19,230
Finished goods	18,770	22,634

	$32,695	$57,308

     Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty-three years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. Property and equipment consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Property and equipment, at cost
Land	$48	$3,521
Building	3,070	19,448
Machinery and equipment	52,844	67,713
Furniture and fixtures	10,478	12,347
Computer hardware and software	14,022	12,084
Leasehold improvements	7,581	7,870
Construction in progress	1,384	1,065

	89,427	124,048
Less – accumulated depreciation and amortization	(54,258)	(52,036)

	$35,169	$72,012

     Goodwill and Other Intangibles

          MRV adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives (See Note 3, Goodwill and Other Intangible Assets).

     Investments

          MRV accounts for its investments in unconsolidated entities (see Note 2, Principles of Consolidation) under the provisions of Accounting Principles Board Opinions (“APB”) No. 18, “The Equity Method of Accounting for Investments in common stock,” and related interpretations. Unconsolidated investments, for which MRV does not have the ability to exercise significant influence over operating and financial polices, are accounted for under the cost method. Those investments, for which MRV does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. In general, all investments in which MRV owns greater than 20% of the voting stock, are accounted for under the equity method.

          Under the cost and equity method, a loss in value of an investment, which is deemed to be other than a temporary decline, is recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. During the year ended December 31, 2002 and 2001, MRV recognized impairment on investments of $11.7 million and $9.2 million, respectively, which has been included in Other Expense, net.

     Impairment of Long-Lived Assets

          MRV evaluates its long-term assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. MRV considers events or changes such as product discontinuance, plant closures, product dispositions, history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on MRV’s weighted average costs of capital, which represents the blended after-tax costs of debt and equity.

          For the year ended December 31, 2002, MRV determined that $17.0 million in long-lived assets (primarily property and equipment) were impaired. This amount was determined to be impaired using the method discussed above. The remaining carrying values of the long-lived assets were determined to be realizable. This process and analysis requires management to use significant judgment and apply assumptions regarding the future cash flows expected to result from the use of the assets and the eventual disposition of such assets. While management believes the carrying value of its assets are realizable based on its analysis, changes in the assumptions used in its models could produce significantly different results. The impairment of long-lived assets of $17.0 million for the year ended December 31, 2002 has been included in the determination of operating loss in the accompanying Statements of Operations. The vast majority of these impairments were from our operating divisions segment. There were no impairment losses recorded for the years ended December 31, 2001 and 2000.

     Fair Value of Financial Instruments

          MRV’s financial instruments, including cash and cash equivalents, time deposits, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair market value due to the short-term nature of those instruments. The fair value of long-term debt obligations is estimated based on current interest rates available to MRV for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

     Product Development and Engineering

          Product development and engineering costs are charged to expense as incurred.

     Software Development Costs

          In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in MRV’s circumstances occurs when a working model is completed. After technological feasibility is established, additional costs would be capitalized.

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

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 13.0 million, 12.9 million and 12.1 million shares were not included in the computation of years 2002, 2001 and 2000 diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding Convertible Subordinated Notes (“Notes”) were not included in the computation of loss per share as they are anti-dilutive.

     Stock-Based Compensation

          MRV accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

          SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three years ended December 31, 2002 would have increased to the following pro forma amounts (in thousands, except per share data):

	2002	2001	2000

Net loss, as reported	$(479,759)	$(326,353)	$(152,953)
Additional compensation expense determined under the fair value based method	(24,775)	(24,874)	(24,998)

Pro forma net loss	$(504,534)	$(351,227)	$(177,951)

Earnings per share:
Basic and diluted net loss per share – as reported	$(5.25)	$(4.27)	$(2.33)
Basic and diluted net loss per share – pro forma	$(5.52)	$(4.60)	$(2.71)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 104% for 2002, 191% for 2001 and 162% for 2000, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 3.65% to 6.73% for all years.

          MRV accounts for option and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FASB Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25),” and Emerging Issue Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services,” whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

          Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense generated during 2001 was $7.1 million generated through acquisitions. Deferred stock expense generated during 2000 was $160.8 million of which $106.6 million was generated through acquisitions (see Note 6, Business Acquisitions for additional information on MRV’s material acquisitions) and $54.2 million was generated through stock options granted to Luminent’s former President and its former Chief Financial Officer (see Note 15, Stockholders’ Equity). There was no deferred stock expense generated for the year ended December 31, 2002. Total amortization of deferred stock expense for the three years ended December 31, 2002, 2001 and 2000 was $6.6 million, $69.8 million and $59.9 million, respectively.

     Transactions with Stock of a Subsidiary

          On November 9, 2000, Luminent, a wholly-owned subsidiary of MRV, issued 12.0 million shares of its common stock for $12.0 per share, or $144.0 million, to complete its Initial Public Offering (IPO). As part of MRV’s plan to spin-off Luminent to MRV stockholders, the purchase price in excess of its book value, or $49.7 million has been included in Effect of Subsidiary Equity Transactions in MRV’s Statements of Stockholders’ Equity for the year ended December 31, 2000. In September 2001, MRV and Luminent jointly announced that MRV intended to acquire Luminent’s 8% minority interest (established through Luminent’s November 2000 IPO), and merge Luminent back into MRV through a short-form merger. It was determined that each Luminent stockholder would receive 0.43 shares of MRV common stock in exchange for their Luminent common stock. Additionally, all stock options to purchase Luminent common stock would be converted into stock options to purchase MRV’s common stock based on the same exchange ratio. The merger was completed in December 2001. MRV exchanged 5.2 million shares of common stock for 12.0 million shares of Luminent common stock. MRV’s common stock had a fair value of $16.9 million, based on the average market price five days before and after the terms were determined. MRV recorded an extraordinary gain from the merger of $9.9 million, net of tax, which equals to the excess minority interest reduced by the fair value paid, net of the costs incurred to effect the merger.

     Recently Issued Accounting Standards

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. MRV adopted this statement effective January 1, 2002 and the immediate impact of the adoption of this statement was the recognition of an impairment on long-lived assets totaling $17.0 million, which has been included in the determination of operating loss in the accompanying Statements of Operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other amendments and corrections, rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. MRV has adopted this statement for the year ended December 31, 2002, and the immediate impact of its application was the inclusion of the gains and losses on the extinguishment of debt (see Note 11, Long-Term Debt) in Other expense, net in the accompanying Statements of Operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002. MRV has reviewed this statement and does not expect a material impact on its financial position, results of operations or cash flows.

          In September 2002, the EITF released Issue 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84.” The EITF reached a consensus that SFAS No. 84, “Induced Conversions of Convertible Debt” applies to all conversions of convertible debt that (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and (b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted, regardless of the party that initiates the offer or whether the offer relates to all debt holders. EITF 02-15 applies prospectively to conversion transactions completed after September 12, 2002 (see Note 12, Convertible Subordinated Notes). As a result of this Issue, MRV recorded a loss of $6.6 million in December 2002 for the exchange of 4.5 million shares of common stock for $7.5 million principal amount of Notes.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MRV adopted this statement and its adoption did not have a material impact on its financial position, results of operations or cash flows (see Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation).

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

3. Goodwill and Other Intangible Assets

          As required by SFAS No. 142, MRV performed transitional impairment tests on goodwill and other intangibles assets with indefinite lives, which consisted of patents and assembled work forces, as of January 1, 2002. As a result of the impairment tests, MRV recorded a $296.4 million cumulative effect of an accounting change. Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its fair value. MRV, with the assistance of valuation experts, estimated the fair value of its reporting units using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly traded companies.

          Included in MRV’s $296.4 million impairment was a $247.3 million charge related to the impairment of the goodwill associated with the Foreign Optical Components and Free-Space Optics reporting units. The Foreign Optical Components reporting unit included the goodwill generated from the FOCI Fiber Optic Communications, Inc. (“FOCI”) and Quantum Optech, Inc. (“QOI”) acquisitions (see Note 5, Disposition of Assets). The optical components, active and passive, markets continued to deteriorate and have contracted significantly. As a result, MRV determined that a significant portion of the goodwill acquired had been impaired. The goodwill impairment in the Free-Space Optics reporting unit reflected the significantly lower fair value calculated on the basis of reduced operating revenues and income as a result of a depressed market for those products.

          The remaining $49.1 million of impairment charge related to patents and assembled work forces associated with the Free-Space Optics reporting unit. The impairment of these patents and assembled work forces reflected the same circumstances as described above.

          During the third quarter of 2002 and in addition to the transitional impairment testing, MRV reviewed its remaining goodwill and other intangible assets as required annually pursuant to SFAS No. 142. This impairment reduced the carrying value of goodwill and other intangible assets by recording an impairment charge of $72.7 million, which consisted of $70.4 million relating to goodwill and $2.3 million relating to patents. MRV has determined that the annual impairment test will be performed on October 1st of each year. MRV, with the assistance of valuation experts, estimated the fair value of its reporting units using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly traded companies.

          The following table summarizes MRV’s identifiable intangible assets and goodwill balances as of December 31, 2002 and 2001 (in thousands):

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Intangible assets subject to amortization:
Patents	$14,751	$(14,751)	$—	$64,600	$(14,445)	$50,155
Assembled work forces	537	(537)	—	1,790	(537)	1,253
Customer contracts	720	(720)	—	720	(720)	—
Other	230	(95)	135	—	—	—

	16,238	(16,103)	135	67,110	(15,702)	51,408
Intangible assets not subject to amortization:
Goodwill	195,644	(165,904)	29,740	510,426	(166,522)	343,904

Goodwill and Other Intangibles	$211,882	$(182,007)	$29,875	$577,536	$(182,224)	$395,312

          The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows: (in thousands):

		Development
	Operating	stage
	divisions	enterprises	Total

Balance, December 31, 2001	$343,263	$641	$343,904
Goodwill acquired during year	3,548	—	3,548
Impairment losses	(317,071)	(641)	(317,712)

Balance, December 31, 2002	$29,740	$—	$29,740

          The results for the years ended December 31, 2001 and 2000 do not reflect the provisions of SFAS No. 142. Had MRV adopted SFAS 142 on January 1, 2000, the reported loss before cumulative effect of an accounting change and net loss and the related per-share amounts would have been presented as follows (in thousands, except per share amounts):

	2002	2001	2000

Loss before extraordinary gain and cumulative effect of an accounting change, as reported	$(183,404)	$(336,302)	$(152,953)
Goodwill amortization, net of tax	—	102,324	61,106

Pro forma loss before extraordinary gain and cumulative effect of an accounting change	$(183,404)	$(233,978)	$(91,847)

Earnings per share:
Basic and diluted loss per share – as reported	$(2.01)	$(4.40)	$(2.33)
Goodwill amortization, net of tax	$—	$1.34	$0.93
Basic and diluted loss per share – pro forma	$(2.01)	$(3.06)	$(1.40)
Net loss, as reported	$(479,759)	$(326,353)	$(152,953)
Goodwill amortization, net of tax	—	102,324	61,106

Pro forma net loss	$(479,759)	$(224,029)	$(91,847)

Earnings per share:
Basic and diluted net loss per share – as reported	$(5.25)	$(4.27)	$(2.33)
Goodwill amortization, net of tax	$—	$1.34	$0.93
Basic and diluted net loss per share – pro forma	$(5.25)	$(2.93)	$(1.40)

4. Restructuring costs

          From November 9, 2000 through December 28, 2001, MRV owned approximately 92% of Luminent, Inc. and approximately 8% of Luminent’s shares were publicly traded. During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. These actions are expected to realign the business based on current and near-term growth rates. All of these actions are expected to be completed by the end of fiscal year 2003.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through December 31, 2002, bringing Luminent’s total workforce to approximately 472 employees as of December 31, 2002. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of December 31, 2002 is as follows (in thousands):

	2001			Remaining
	Provision	Utilized	Adjustment(1)	Provision

Exit costs:
Closed and abandoned facilities	$2,317	$527	$—	$1,790
Purchase commitments	5,705	1,519	(1,474)	2,712

	8,022	2,046	(1,474)	4,502
Employee severance costs	655	221	(434)	-

	$8,677	$2,267	$(1,908)	$4,502

	Original		2001
	Provision	Utilized	Provision

Exit costs:
Asset impairment	$10,441	$10,441	$—
Closed and abandoned facilities	2,405	88	2,317
Purchase commitments	6,173	468	5,705

	19,019	10,997	8,022
Employee severance costs	1,281	626	655

	$20,300	$11,623	$8,677

(1)	Includes $837,000 in reduction of future liabilities based on current negotiations with vendors and in usage of previously reserved purchase commitments for inventory and equipment. The provisions previously recognized for these items have been reversed for the year ended December 31, 2002. In connection with the sale of FOCI and QOI, $1.1 million in restructuring charges are no longer included in the remaining obligation as they were assumed by the buyer.

          A summary of the restructuring costs by line item for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Exit Costs:
Cost of goods sold	$(837)	$6,173
Restructuring costs	—	14,111
Other income (expense), net	—	16

	$(837)	$20,300

5. Disposition of Assets

          On October 15, 2002, MRV’s wholly owned subsidiary Luminent, in a single transaction, sold (i) 53.4 million shares of the capital stock of FOCI amounting to approximately 78% of the total issued and outstanding share capital of FOCI and (ii) 19.0 million shares of the capital stock of QOI, representing approximately 100% of the total issued and outstanding share capital of QOI. The purchasers consisted of employees of FOCI, including its President. Luminent continues to hold approximately 19.5% of the outstanding share capital of FOCI and no remaining ownership in QOI. The remaining ownership in FOCI has been recorded as a cost method investment in the accompanying Balance Sheet.

          The consideration received by Luminent for the sale of the FOCI and QOI shares, which was determined through arms’ length negotiations between Luminent and MRV on the one hand, and the purchasers on the other, consisted of $8.0 million in cash and $2.0 million in credit against future purchases of components. These net assets have been included in MRV’s operating divisions segment.

          Prior to the sale of FOCI and QOI, MRV recorded an impairment loss on long-lived assets totaling $15.9 million, which was measured, based on the lower of its carrying amount or fair value less cost to sell. The fair value less cost to sell was based on the sale price described above. The adjusted carrying amounts of the major classes of assets and liabilities sold along with the consideration received as of October 15, 2002 were as follows (in thousands):

Consideration received:
Cash	$8,000
Future product credit	2,000

10,000
Assets and liabilities disposed of:
Assets (primarily receivables, inventory and fixed assets)	36,322
Liabilities (primarily short-term and long-term obligations)	(23,614)

$12,708

          The loss on disposition of FOCI and QOI has been included in Other Expense, net in the accompanying Statement of Operations for the year ended December 31, 2002.

6. Business Acquisitions

          MRV completed no material acquisitions for the years ended December 31, 2002 and 2001, excluding the acquisition of the Luminent minority interest discussed in Note 2, Summary of Significant Accounting Policies – Transaction with Stock of a Subsidiary. All of these acquisitions were accounted for under the purchase method of accounting, and the results of operations of each business have been included in the accompanying Statements of Operations from the date of acquisition.

          On April 24, 2000, MRV completed the acquisition of approximately 97% of the outstanding capital stock of FOCI Fiber Optic Communications, Inc., a Republic of China corporation (“FOCI”). FOCI is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, FOCI shareholders received approximately $48.6 million in cash and approximately 4.7 million shares of MRV common stock and options to purchase 681,000 shares of MRV common stock for a total purchase price of approximately $309.7 million. The issuance price of the MRV common stock was approximately $53 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock were exercisable at $3.00 per share, had an aggregate intrinsic value of $14.1 million, and vest over a four-year period. The acquisition was accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $261.5 million was recorded as goodwill and was being amortized on a straight-line basis over 5 years through December 31, 2001 (see Note 3, Goodwill and Other Intangible Assets). The deferred stock expense was being amortized using the graded vesting method over 4 years. As a result of the sale of FOCI (see Note 5, Disposition of Assets), the employees ceased to be employees of MRV, and consequently, 641,000 remaining outstanding stock options were forfeited.

          On May 1, 2000, MRV completed the acquisition of all of the outstanding capital stock of Jolt Limited, an Israeli corporation (“Jolt”). Jolt designs, manufactures and sells multi-port wireless optics communications equipment. Under the terms of the purchase agreement, shareholders received approximately 1.1 million shares of MRV common stock. In addition, the employees of Jolt received options to purchase approximately 849,000 shares of common stock of MRV. The purchase price aggregated approximately $57.7 million. The issuance price of the common stock was approximately $31 per share, which was determined based on the average market price five days before and after the terms of the acquisition were agreed upon. The options to purchase common stock are exercisable at $6 per share, have an aggregate intrinsic value of $25.0 million, and vest over an employment period of four years. The acquisition was accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $33.7 million was recorded as goodwill and was amortized on a straight-line basis over 5 years through December 31, 2001 (see Note 3, Goodwill and Other Intangible Assets). The deferred stock expense of approximately $25.0 million is being amortized using the graded vesting method over four years.

          On July 12, 2000, MRV completed the acquisition of all of the outstanding capital stock of Quantum Optec Inc., a Republic of China corporation (“QOI”). QOI is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing. Under the terms of the purchase agreement, QOI shareholders received approximately 1.0 million shares of MRV common stock and options to purchase approximately 160,000 shares of MRV common stock for a total purchase price of approximately $36.1 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock were exercisable at $3.00 per share, have a fair value of $4.0 million, of which unvested options had an intrinsic value of $2.7 million and vested options had a fair value of $1.3 million, and the remaining vest over a four-year period. The excess purchase price paid over the fair value of the net identifiable assets acquired of $27.8 million was recorded as goodwill and was amortized on a straight-line basis over 5 years through December 31, 2001 (see Note 3, Goodwill and Other Intangible Assets). The deferred stock expense was amortized using the graded vesting method over 4 years. As a result of the sale of QOI (see Note 5, Disposition of Assets), the employees ceased to be employees of MRV, and consequently, 152,000 remaining outstanding stock options were forfeited.

          On July 12, 2000, MRV completed the acquisition of AstroTerra Corporation, a California corporation (“AstroTerra”) that develops and manufactures free-space optical wireless communication systems to connect data and telecommunications networks. MRV exchanged approximately 1.6 million shares of its common stock for all of the outstanding capital stock of AstroTerra. In addition, the employees of AstroTerra received options to purchase approximately 809,000 shares of common stock of MRV. The purchase price aggregated approximately $160.3 million. The issuance price of the common stock was approximately $65 per share, which was determined based on the average market price five days before and after the terms of the agreement were agreed upon. The options to purchase common stock are exercisable at approximately $3 per share, have a fair value of approximately $50.0 million and vest over an employment period of four years. The deferred stock expense is being amortized using the graded vesting method over four years. The excess purchase price paid over the fair value of the net identifiable assets acquired of $108.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years through December 31, 2001 (see Note 3, Goodwill and Other Intangible Assets).

          On July 21, 2000, MRV completed the acquisition of approximately 99% of the outstanding capital stock of Optronics International Corp., a Republic of China corporation (“OIC”). OIC International is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, OIC International shareholders received approximately 3.4 million shares of MRV common stock and options to purchase approximately 800,000 shares of MRV common stock for a total purchase price of approximately $123.9 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $20.0 million, of which unvested options have an intrinsic value of $13.4 million and vested options have a fair value of $6.6 million, and the remaining vest over a four-year period. The acquisition was accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.4 million was recorded as goodwill and was amortized on a straight-line basis over 5 years through December 31, 2001 (see Note 3, Goodwill and Other Intangible Assets). The deferred stock expense is being amortized using the graded vesting method over 4 years.

          The purchase price of FOCI, Jolt, QOI, AstroTerra, OIC International and Others were allocated as follows (in thousands, unaudited):

Purchase price	$704,241
Allocation of purchase price:
Net tangible assets	51,902
Deferred stock expense	106,602
Goodwill and other intangibles	545,737

          The results of operations of these acquisitions have been included in MRV’s consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information for the year ended December 31, 2000, presents the combined results of operations of these acquisitions as if the acquisitions had occurred as of January 1, 2000, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred stock expense. The unaudited pro forma share data assumes the shares issued in connection with these acquisitions were outstanding as of January 1, 2000 (in thousands, except per share amounts, unaudited).

Pro forma revenue	$322,645
Pro forma net loss	$(115,775)
Pro forma basic and diluted net loss per share	$(1.75)
Pro forma basic and diluted weighted average shares outstanding	66,247

     Acquisition-Related Unearned Stock Compensation

          During 2001 and 2000, MRV recorded acquisition-related purchase consideration of $7.1 million and $106.6 million, respectively, as unearned stock-based compensation, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that are earned as future services are provided by employees. The compensation is being recognized over the related employment period using the graded vesting method. A total of $33.2 million and $43.7 million of expense was recognized for 2001 and 2000, respectively, relating to these acquisitions.

          During 2002 and 2001, certain stock option holders ceased to be employees of MRV, either through termination or sale. Since MRV used the graded vesting method of accounting to recognize the compensation over the related employment period, MRV recognized deferred stock expense related to options that were unvested. For the years ended December 31, 2002 and 2001, MRV reversed $11.7 million and $6.3 million, respectively, related to unvested, forfeited stock options for which compensation expense was previously recognized. Unamortized deferred stock expense totaling $3.0 million and $6.7 million for the years ended December 31, 2002 and 2001, respectively, has been reversed to additional paid-in capital relating to these employees.

7. Investments

          The following table presents information regarding investments made by MRV in majority owned subsidiaries accounted for under the equity method of accounting or which have been consolidated. Subsidiaries in which MRV owns greater than 50% ownership or exercises control have been consolidated in the accompanying financial statements.

Subsidiary	Ownership	Form of Consideration(1)

Consolidated Subsidiaries

RDS Communications AB	100%	Purchased remaining 25% ownership in 2002 for approximately $6.3 million;
		purchased an additional 12.5% ownership in 2001 for approximately $2.0 million;
		purchased an additional 12.5% ownership in 1999 for approximately $2.4 million;
		purchased 50% ownership in 1998 for approximately $8.0 million.

TurnKey Communications AG	100%	Purchased remaining 29.5% ownership in 2002 for approximately $1.8 million;
		initial investment to establish subsidiary in 1998 for approximately $389,000.

EDSLan SPA	90%	Purchased an additional 3% ownership in 2002 for approximately $918,000;
		purchased an additional 7% ownership in 2001 for approximately $1.7 million;
		purchased an additional 10% ownership in 2000 for approximately $1.5 million;
		purchased an additional 10% ownership in 1999 for approximately $1.5 million;
		purchased an additional 10% ownership in 1997 for approximately $500,000;
		purchased 50% ownership in 1996 for approximately $1.1 million.

Tecnonet SPA	60%	Purchased an additional 10% ownership in 1999 for approximately $600,000;
		purchased 50% ownership in 1998 for approximately $3.1 million.

Charlotte’s Networks	92%	Issued 1.0 million shares of MRV common stock valued at approximately $61.5 million for approximately 10% ownership in 2000
Equity Method Subsidiaries

RedC Optical Networks	35%	$5.0 million in cash and issued 150,000 shares of MRV common stock valued at approximately $11.5 million for approximately 35% ownership in 2000.

Others	Various(2)	Issued 646,000 shares of MRV common stock valued at approximately $16.7 million for ownership interest in various non-consolidated equity investments.

(1)	The purchase price for each of these acquisitions is based on the common stock and cash consideration provided. The issuance prices of MRV common stock used in the calculation of purchase price is based on the average market price five days before and after the terms were agreed upon.

(2)	Represents various investments, all of which are less than 50% ownership and not consolidated.

          Income and losses from non-consolidated equity method subsidiaries are included in “Other income (expense), net” in the accompanying Statements of Operations.

8. Accrued Liabilities

          Accrued liabilities as of December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001

Payroll and related	$8,824	$10,428
Restructuring	4,502	8,677
Other	18,216	19,930

	$31,542	$39,035

9. Income Taxes

          The provision (benefit) for income taxes for each of the three years ended December 31, 2002 is as follows (in thousands):

	2002	2001	2000

Current:
Federal	$(329)	$(12,454)	$7,344
State	(3)	(2,196)	5,622
Foreign	2,802	4,918	6,841

	2,470	(9,732)	19,807
Deferred:
Federal	11,870	11,278	(17,354)
State	—	3,942	(7,137)
Foreign	(945)	(1,013)	(714)

	10,925	14,207	(25,205)

	$13,395	$4,475	$(5,398)

          The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before taxes for each of the three years ended December 31, 2002 are as follows:

	2002	2001	2000

Income tax provision (benefit, at statutory federal rate)	(34%)	(34%)	(34%)
State and local income taxes, net of federal income taxes effect	(1%)	(6%)	(6%)
Permanent differences	31%	28%	30%
Foreign taxes at rates different than domestic rates	1%	(2%)	3%
Change in valuation allowance	6%	15%	10%

	3%	1%	3%

          The components of deferred income taxes as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Allowance for doubtful accounts	$3,015	$2,239
Inventory reserve	13,474	11,153
Warranty reserve	1,244	1,241
Deferred stock expense	2,529	—
Accrued liabilities	9,069	6,108
Other	2,169	549

	31,500	21,290
Valuation allowance	(31,500)	(21,290)

Net short-term deferred income tax assets	—	—
Net operating losses	28,376	34,903
Depreciation and amortization	10,831	7,695
Investments	3,960	3,674
Other	5	6,527

	43,172	52,799
Valuation allowance	(40,535)	(29,570)

Net long-term deferred income tax assets	2,637	23,229

	$2,637	$23,229

          MRV records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, MRV assesses the likelihood that its deferred tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, MRV establishes a valuation allowance against its deferred tax asset, increasing its income tax expense in the period such determination is made. During 2002, MRV recorded an additional valuation allowance (tax expense) totaling $21.2 million relating to the expected realization of its deferred income tax assets based on likely future recovery. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

          As of December 31, 2002, MRV had federal and state net operating loss carryforwards available of $84.7 million and $122.0 million, respectively. For the year ended December 31, 2002, MRV generated additional federal and state net operating losses of $27.0 million and $27.0 million, respectively. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2020 and 2019, respectively.

          In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. Due to operating losses at this subsidiary, no tax benefit was received for each of the three years ended December 31, 2002.

          MRV does not provide United States federal income taxes on the undistributed earnings of its foreign operations. MRV’s policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

10. Short-Term Obligations

          Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2002 and 2001, these short-term obligations totaled $7.0 million and $18.7 million, respectively. Certain assets of MRV’s subsidiaries have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations at December 31, 2002 and 2001 was 4.2% and 2.4%, respectively. These obligations are incurred and settled in the local currencies of the respective subsidiaries.

11. Long-Term Debt

          Long-term debt consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Secured notes payable to financial institutions bearing interest ranging from 4.7% to 9.4%, payable in monthly and quarterly installments of principal and interest through December 2006	$783	$11,097
Term loan with a financial institution paid in full in February 2002	—	50,000

	783	61,097
Less – current portion	(393)	(52,226)

	$390	$8,871

          The following summarizes the required principal payments on long-term debt as of December 31, 2002 (in thousands):

2002

Year Ending December 31,
2003	393
2004	250
2005	73
2006	67

$783

12. Interest Rate Swap

          MRV entered into an interest rate swap (the “Swap”) in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in Long-Term Debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the Long-Term Debt of $50.0 million (see Note 11, Long-term Debt) and terminated the Swap. The realized loss on the Swap of $3.2 million has been recorded as interest expense and is included in other expense, net in the accompanying Statements of Operations.

13. Convertible Subordinated Notes

          In June 1998, MRV completed a private placement of $100.0 million principal amount five-year, Notes of which $10.0 million were redeemed in February 2000. The Notes bear interest at 5% per year, payable semi- annually, and are convertible into common stock at the option of the holders. The conversion rate is 73.94 shares of common stock per $1,000 principal amount of the Notes, equivalent to a conversion price of $13.52 per share, an initial premium above market price. The conversion rate is subject to adjustment in certain circumstances, including dividends payable in common stock, issuance of stock rights to all holders of common stock or stock splits or distributions to common stockholders in connection with a tender offer. If a change in control, as defined, occurs, the holders of the Notes have the right to require MRV to repurchase the Notes at face value along with any interest accrued. MRV has the right, after June 2001, to redeem the Notes at 102% of face value, and after June 2002 for 101% of face value. The Notes are not entitled to the benefits of any sinking fund.

          In connection with the private placement, MRV incurred costs of $4.0 million. These costs are being amortized using the effective interest method over five years, the life of the Notes. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $485,000, $767,000 and $723,000, respectively, and included in other expense, net in the accompanying Statements of Operations.

          During the year ended December 31, 2002, MRV retired $57.2 million in Notes in exchange for $19.7 million in cash and 12.3 million shares of its common stock. For the year ended December 31, 2002, MRV recognized a loss on the extinguishment of the Notes of $1.4 million, net of associated taxes. This loss includes $6.6 million loss recognized in accordance with EITF Issue 02-15. The loss on the extinguishment of the Notes has been presented in Other Expense, net in the accompanying Statements of Operations. MRV retired all Notes acquired.

14. Commitments and Contingencies

     Lease Commitments

          The Company leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2013. The aggregate minimum annual lease payments under leases in effect as of December 31, 2002 were as follows (in thousands):

Year Ending December 31,
2003	8,907
2004	6,570
2005	4,367
2006	3,194
2007	2,465
Thereafter	5,187

$30,690

          Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2002, 2001 and 2000 was $9.6 million, $8.8 million and $4.9 million, respectively.

     Royalty Commitment

          Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government’s participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV’s royalty to the Chief Scientist is calculated at a rate of 3% to 5% of sales of such products developed with the participation up to the dollar amount of such participation. No participation was received for the years ended December 31, 2002, 2001 and 2000. The remaining future obligation as of December 31, 2002 is approximately $482,000 which is contingent on generating sufficient sales of this selected product line.

     Litigation

          MRV has received notices from third party alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. MRV’s policy is to discuss these notices with the senders in an effort to demonstrate that MRV’s products and/or processes do not violate any patents. MRV is currently involved in such discussions with IBM, Lucent, Ortel, Rockwell and the Lemelson Foundation. MRV does not believe that any of its products or processes violate any of the patents asserted by these parties and MRV further believes that it has meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to MRV such claims could materially and adversely affect the business, operating results and financial condition of MRV.

          From time to time, MRV is a defendant in lawsuits involving matters, which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying financial statements.

15. Stockholders’ Equity

     Authorized Shares

          On May 10, 2000, the Board of Directors and stockholders of MRV approved an increase in the authorized number of shares of its $0.0017 par value common stock from 80.0 million to 160.0 million shares relating to the two-for-one stock split distributed on May 26, 2000. MRV is authorized to issue up to 1.0 million shares of its $0.01 par value preferred stock, of which none is issued or outstanding as of December 31, 2002 and 2001.

     Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. As of December 31, 2002, MRV had repurchased 1.2 million shares of its common stock at a cost of $1.1 million through December 31, 2002. MRV can repurchase up to 5.8 million additional shares of its common stock under this program.

     Stock Options

          MRV has various stock option and warrant plans that provide for granting options and warrants to purchase shares of MRV’s common stock to employees, directors and non-employees performing consulting or advisory services for MRV. The plans provide for the granting of options, which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options and are at the discretion of the board of directors. Under these plans, stocks option and warrant exercise prices generally equal the fair market value of MRV’s common stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The plans provide for the issuance of 16.8 million shares of common stock over the remaining life of the plans.

          In July 2000, Luminent and MRV entered into four-year employment contracts with the former President and former Chief Financial Officer (“CFO”) of Luminent. The agreements provide for annual salaries, performance bonuses and a combination of stock options to purchase common stock of MRV and Luminent. The former President received approximately 316,000 options to purchase shares of MRV common stock at $32.56 per share (a substantial discount) expiring in five years. The former CFO received approximately 22,000 options to purchase shares of MRV common stock at $33.44 per share (a substantial discount) expiring in five years. These options are immediately exercisable, however they provide for the repurchase in the event of voluntary termination. These grants have been accounted for under APB No. 25 and the intrinsic value (fair market value less exercise price) results in additional deferred stock compensation of approximately $10.8 million that is being amortized over the four-year vesting period. Furthermore, Luminent granted 4.8 million and 800,000 of its stock options to the former President and former CFO, respectively. The options are exercisable at $6.25 per share and vest over four years. These grants have been accounted for in accordance with APB No. 25 and the intrinsic value (original mid point of filing range, $14, less $6.25) resulted in aggregate deferred stock expense of approximately $43.4 million. The deferred stock expense is being amortized using the graded vesting method over four years. The deferred stock compensation incurred from the granting of MRV and Luminent options for a total of $54.2 million has been included in the consolidated financial statements of MRV.

          In June 2002 and September 2001, Luminent’s former CFO and former President, respectively, resigned. In connection with their resignations, they received severance packages, as defined in each of their employment agreements dated July 2000, providing for severance payments of approximately $335,000 and $1.0 million, respectively, and the immediate vesting of all outstanding MRV and Luminent stock options held on the date of resignation. The MRV and Luminent stock options are exercisable through July 12, 2004 and September 11, 2003, respectively. Additionally, an immediate recognition of deferred stock expense of $1.7 million and $18.9 million was recorded during the years ended December 31, 2002 and 2001, respectively, as a result of their resignations.

          Information with respect to MRV’s stock option and warrant plans is as follows (in thousands):

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	12,936	$10.15	12,137	$11.28	8,230	$2.81
Granted	3,116	$0.90	3,045	$7.49	7,986	$50.60
Exercised	(50)	$2.64	(561)	$3.08	(2,896)	$2.97
Cancelled and forfeited	(3,021)	$13.13	(1,685)	$12.31	(1,183)	$3.21

Outstanding, end of year	12,981	$7.26	12,936	$10.15	12,137	$11.28

Weighted average fair value of options granted during year		$0.83		$9.79		$20.79

          During 2001 and 2000, MRV granted 444,000 and 3.8 million options to purchase MRV common stock with exercises that differed from the market price of the stock on the grant date. As of December 31, 2001, the weighted average exercise price and weighted average fair value of these options were $3.00 per share. As of December 31, 2000, the weighted average exercise price and weighted average fair value of these options were $5.67 and $21.99 per share, respectively.

          Information about MRV stock options outstanding at December 31, 2002 is summarized as follows (in thousands):

	Number	Wtd. Avg.	Number
	Outstanding	Remaining	Exercisable
Exercise Prices	as of 2002	Contract Life	as of 2002

$0.67 - $1.10	3,065	9.61	37
$1.81 - $2.75	3,113	2.46	2,085
$2.88 - $3.95	1,818	5.29	942
$5.00 - $7.74	1,063	7.08	571
$9.50 - $13.95	423	5.40	227
$14.53 - $21.75	2,549	6.76	2,447
$23.00 - $50.38	950	5.68	770

	12,981		7,079

     Warrants to Purchase common stock

          In connection with various public and private offerings of common stock and acquisitions MRV has issued warrants to purchase additional shares of common stock, however as of December 31, 2002 and 2001, there were no outstanding warrants to purchase shares of common stock.

16. Segment Reporting and Geographical Information

          MRV divides and operates its business based on two reportable segments: operating divisions and development stage enterprises. Development stage enterprises that MRV has created or invested in are developing optical components, subsystems and networks and products for the infrastructure of the Internet. Operating divisions of MRV design, manufacture and distribute optical components, optical subsystems, optical networking solutions, and Internet infrastructure products.

          The accounting policies of the segments are the same as those described in the summary of significant accounting polices. MRV evaluates segment performance based on revenues and operating expenses of each segment. As such, there are no separately identifiable segment assets or are there any separately identifiable statements of operations data below operating income.

          Business segment Revenues for each of the three years ended December 31, 2002 were generated from operating divisions. There were no inter-segment sales for each of the three years ended December 31, 2002, 2001 and 2000. Revenues by groups of products for each of the years ended December 31, 2002 are as follows (in thousands):

	2002	2001	2000

Optical passive component	$28,693	$39,010	$29,148
Optical active component	51,343	97,653	97,335
Switches and routers	57,571	74,675	80,784
Remote device management	17,361	18,987	19,167
Network physical infrastructure equipment	55,570	59,902	56,747
Services	21,444	18,934	20,892
Other network products	20,550	23,683	15,321

	$252,532	$332,844	$319,394

          For each of the three years ended and as of December 31, 2002, MRV had no single customer that accounted for more than 10% of revenues or accounts receivable. MRV does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region for each of the three years in the periods ended December 31, 2001 is as follows (in thousands):

	2002	2001	2000

United States	$64,675	$108,550	$119,190
Europe	157,998	176,745	162,881
Asia Pacific	28,560	42,925	31,891
Other	1,299	4,624	5,432

	$252,532	$332,844	$319,394

          Business segment operating loss for each of the three years ended December 31, 2002 is as follows (in thousands):

	2002	2001	2000

Operating divisions	$(122,053)	$(274,831)	$(100,759)
Development stage enterprises	(24,261)	(45,796)	(48,810)

	$(146,314)	$(320,627)	$(149,569)

          Operating loss for each of the three years ended December 31, 2002 is as follows (in thousands):

	2002	2001	2000

United States	$(112,536)	$(240,467)	$(69,671)
Foreign	(33,778)	(80,160)	(79,898)

	$(146,314)	$(320,627)	$(149,569)

17. 401(K) Plans

          MRV has 401(K) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans provide for MRV to make matching contributions to all eligible employees. In 2002, 2001 and 2000, approximately $568,000, $838,000 and $731,000, respectively, was charged as expense related to these plans.

18. Supplemental Statements of Cash Flow Information

          Supplemental Statements of Cash Flow information for each of the three years ended December 31, 2002 is as follows (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$2,168	$10,549	$3,635
Cash paid during year for income taxes	$2,724	$5,323	$130
Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired, net of cash received	$—	$2,153	$48,611
Less: Liabilities assumed	—	(2,153)	(44,190)

Cash received in acquisition	—	—	4,421
Cash used in acquisition	—	—	48,938

Cash used in acquisition, net of cash received	$—	$—	$44,517

Common stock issued in connection with investments in subsidiaries	$7,052	$36,575	$90,126

Common stock issued in connection with exchange of Notes	$31,647	$—	$—

Decrease in fair value of interest rate swap	$—	$3,198	$—

Non-cash deferred stock expense	$2,990	$7,816	$—

Non-cash consideration received in sale of FOCI and QOI	$2,000	$—	$—

Fair value of stock options issued in connection with investment	$—	$503	$—

19. Quarterly Financial Data (Unaudited)

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002

Revenue	$62,418	$61,627	$60,833	$67,654
Cost of goods sold	43,105	40,723	43,377	42,361

Gross profit	19,313	20,904	17,456	25,293
Operating costs and expenses:
Product development and engineering	15,620	14,425	11,681	7,632
Selling, general and administrative	23,539	24,320	21,365	20,823
Amortization of intangibles	28	29	29	54
Impairment of goodwill and other intangibles	—	—	72,697	—
Impairment of long-lived assets	—	—	16,516	522

Total operating costs and expenses	39,187	38,774	122,288	29,031

Operating loss	(19,874)	(17,870)	(104,832)	(3,738)
Other expense, net	9,878	76	374	13,137

Loss before minority interest, provision for taxes and cumulative effect of an accounting change	(29,752)	(17,946)	(105,206)	(16,875)
Minority interest	105	(3)	43	85
Provision for taxes	186	856	11,869	484

Loss before cumulative effect of an accounting change	(30,043)	(18,799)	(117,118)	(17,444)
Cumulative effect of an accounting change	(296,355)	—	—	—

Net loss	$(326,398)	$(18,799)	$(117,118)	$(17,444)

Loss before cumulative effect of an accounting change	$(0.35)	$(0.21)	$(1.24)	$(0.18)
Cumulative effect of an accounting change	$(3.50)	$—	$—	$—
Basic and diluted net loss per share	$(3.85)	$(0.21)	$(1.24)	$(0.18)
Basic and diluted weighted average shares outstanding	84,789	90,319	94,351	95,811

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001

Revenue	$100,104	$89,530	$69,730	$73,480
Cost of goods sold	66,391	88,765	57,621	54,612

Gross profit	33,713	765	12,109	18,868
Operating costs and expenses:
Product development and engineering	25,005	25,782	19,307	24,719
Selling, general and administrative	38,412	31,777	49,528	30,957
Amortization of intangibles	28,139	29,028	27,218	42,099
Restructuring costs	—	11,934	1,724	453

Total operating costs and expenses	91,556	98,521	97,777	98,228

Operating loss	(57,843)	(97,756)	(85,668)	(79,360)
Other expense, net	520	2,373	1,410	18,474

Loss before minority interest, provision (benefit) for taxes and extraordinary gain	(58,363)	(100,129)	(87,078)	(97,834)
Minority interest	(1,388)	(5,051)	(3,646)	(1,492)
Provision (benefit) for taxes	(2,683)	(939)	6,215	1,882

Loss before extraordinary gain	(54,292)	(94,139)	(89,647)	(98,224)
Extraordinary gain	—	—	—	9,949

Net loss	$(54,292)	$(94,139)	$(89,647)	$(88,275)

Loss before extraordinary gain	$(0.73)	$(1.24)	$(1.16)	$(1.27)
Extraordinary gain	$—	$—	$—	$1.13
Basic and diluted net loss per share	$(0.73)	$(1.24)	$(1.16)	$(1.14)
Basic and diluted weighted average shares outstanding	74,370	76,111	77,404	77,545

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 17, 2002, the Board of Directors of the MRV Communications, Inc. (“MRV”) determined, upon the recommendation of its audit committee, to appoint Ernst & Young LLP as MRV’s independent public accountants, replacing Arthur Andersen LLP. MRV dismissed Arthur Andersen LLP on the same date. This determination followed MRV’s decision to seek proposals from independent public accountants to audit the financial statements of MRV.

     The audit reports of Arthur Andersen LLP on the consolidated financial statements of MRV as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two most recent fiscal years of MRV ended December 31, 2001 and the subsequent interim period to the date hereof, there were no disagreements between MRV and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of MRV ended December 31, 2001 and the subsequent interim period to the date hereof.

     During the two most recent fiscal years of MRV ended December 31, 2001 and the subsequent interim period to the date hereof, MRV did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

     MRV provided Arthur Andersen a copy of the foregoing disclosures. Exhibit 16.1 to this Form 10-K is a copy of Arthur Andersen’s letter dated June 17, 2002 stating that it has found no basis for disagreement with such statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Registrant at February 28, 2003 are as follows:

Name	Age	Position

Noam Lotan	51	President, Chief Executive Officer and Director
Shlomo Margalit	61	Chairman, Chief Technical Officer and Secretary
Shay Gonen	37	Chief Financial Officer
Near Margalit	30	Chief Executive Officer, Luminent, Inc.
Igal Shidlovsky	66	Director
Guenter Jaensch	64	Director
Professor Daniel Tsui	64	Director
Professor Baruch Fischer	52	Director

     Noam Lotan has been the President, Chief Executive Officer and a Director of the Company since May 1990 and became Chief Financial Officer of the Company in October 1993, in which position he served until June 1995. From March 1987 to January 1990, Mr. Lotan served as Managing Director of Fibronics (UK) Ltd., the United Kingdom subsidiary of Fibronics International Inc. (“Fibronics”), a manufacturer of fiber optic communication networks. The Company purchased the Fibronics business in September 1996. From January 1985 to March 1987, Mr. Lotan served as a Director of European Operations for Fibronics. Prior to such time, Mr. Lotan held a variety of sales and marketing positions with Fibronics and Hewlett-Packard. Mr. Lotan holds a Bachelor of Science degree in Electrical Engineering from the Technion, the Israel Institute of Technology, and a Masters degree in Business Administration from INSEAD (the European Institute of Business Administration, Fontainebleau, France).

     Dr. Shlomo Margalit a founder of the Company, has been Chairman of the Board of Directors and Chief Technical Officer since the Company’s inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc. (“LaserCom”), a manufacturer of semiconductor lasers. From 1982 to 1985, Dr. Margalit served as a Senior Research Associate at the California Institute of Technology (“Caltech”), and from 1976 to 1982, a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the “Israel Defense” prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Masters degree and a Ph.D. in Electrical Engineering from the Technion.

     Shay Gonen became Chief Financial Officer in September 2001. Since September 1996, Mr. Gonen has served in various executive capacities for certain MRV subsidiaries, including as the Vice President of Finance, Chief Financial Officer and Secretary of Optical Access, Inc. from September 2000; as General Manager of European Activity for Fiber Driver from January 1999 to September 2000; as Chief Operating Officer of Fiber Driver Communications from September 1996 to December 1998. Mr. Gonen served as Vice President of Operations and Finance for Silver Arrow, L.P. from April 1994 to September 1996. Mr. Gonen holds a B.S. degree in industrial engineering from the Technion, and an M.B.A. degree from Bar-Ilan University in Tel Aviv.

     Near Margalit, Ph.D. re-joined MRV in May 2002 as Vice President of Marketing and Business Development. From 1998 until re-joining MRV, Dr. Margalit was founder, Chairman and Chief Technology Officer for Zaffire, Inc., a DWDM Metro Platform company, which was acquired by Centerpoint in October 2001. At Zaffire, Dr. Margalit was responsible for product vision and architecture of integrating DWDM and SONET technology. Prior to founding Zaffire, Dr. Margalit was employed by MRV, both in the optical component and networking divisions. Dr. Margalit holds a B.S. in applied physics from Caltech and a Ph.D. in optoelectronics from the University of California, Santa Barbara. In February 2003, Dr. Margalit was appointed Chief Executive Officer of Luminent, Inc.

     Dr. Igal Shidlovsky became a Director of the Company in May 1997. Dr. Shidlovsky serves as Managing Director of Global Technologies, an investment and consulting organization, which he founded in 1994. He has extensive management and consulting experience with international companies and start up technology companies. From 1982 to 1991, Dr. Shidlovsky was a Director of Sentex Sensing Technologies. Dr. Shidlovsky held several executive positions including Vice President Corporate Development at Siemens Pacesetter, a division of Siemens AG Medical Group, Director of Strategic Planning and Technology Utilization, and Director of the Microelectronics Department at Siemens Corporate Research. From 1969 to 1982 he was with RCA Laboratories, a leading electronic R&D organization. Dr. Shidlovsky holds a Bachelor of Science degree in Chemistry from the Technion and Master and Ph.D. degrees from the Hebrew University in Israel. Dr. Shidlovsky became a director of Luminent, Inc., MRV’s 92.3% publicly traded subsidiary in September 2001.

     Dr. Guenter Jaensch became a Director of the Company in December 1997. Dr. Jaensch serves as President of Jaensch Enterprises, a firm engaged in management and project consulting, and serves as Chairman of the Board for Biophan Technologies, Inc. For over 20 years, he held executive positions with Siemens or its subsidiaries in Europe and the United States. Among his assignments were service as President of Siemens Communications Systems, Inc.; President and Chairman of Siemens Corporate Research and Support, Inc.; Chairman and Chief Executive Officer at Siemens Pacesetter, Inc.; and head of the Cardiac Arrhythmia Division of Siemens AG Medical Group. Dr. Jaensch also served as Director of Siemens Accounting and Budgeting operations and as controller of Siemens Data Processing Group. Dr. Jaensch holds a Masters degree in Business Administration and Ph.D. degree in Business and Finance from the University of Frankfurt; he also taught business for three years at the University of Frankfurt.

     Professor Daniel Tsui is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University and was awarded the 1998 Nobel Prize in Physics for the discovery and explanation of the fractional quantum Hall effect. Professor Tsui was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences. He is a fellow of the American Physical Society and the American Association for the Advancement of Science. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid-state physics. He received his Ph.D. in physics from the University of Chicago in 1967 and for 13 years was with Bell Laboratories before joining Princeton University, where he spent the last 20 years.

     Professor Baruch Fischer currently serves as Dean of the Electrical Engineering Faculty at the Technion. Professor Fischer’s current Research Activities include solid state devices, lasers and optical amplifiers; WDM technology; fiber gratings; “all optical” networks; non-linear effect in fiber, wave mixing; and optical computing, optical data storage and optical image processing. He has authored or co-authored approximately 180 papers and holds several patents in the field of optics and opto-electronics. He received his Ph.D. from Bar-Ilan University, Israel in 1980. He subsequently became a Post-Doctorate Fellow at CalTech and joined the faculty of the Technion in 1983.

     Each director is elected for a period of one year at MRV’s annual meeting of stockholders and serves until the next annual meeting and until his successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the board of directors, subject to relevant employment agreements. Except for Dr. Near Margalit, who is the son of Dr. Shlomo Margalit, none of the Directors of MRV are related by blood, marriage or adoption to any of MRV’s Directors or executive officers.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

     We believe, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company’s executive officers, directors and 10% or greater stockholders was duly and timely filed during the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation paid by the Company to its Chief Executive Officer and for each of its other executive officers whose total annual salary and bonus exceeded $100,000 (the “Named Executive Officers”) during the fiscal year ended December 31, 2002:

				Long-term
				Compensation
				Securities
				Underlying –	All Other
	Year	Salary	Bonus	Options (#)	Compensation

Noam Lotan	2002	$150,000	$—	112,000	$—
President and Chief Executive Officer	2001	$100,000	$—	98,000	$—
	2000	$100,000	$—	—	$—
Shlomo Margalit	2002	$110,000	$—	—	$—
Chairman, Chief Technical Officer	2001	$110,000	$—	—	$—
and Secretary	2000	$110,000	$—	—	$—
Shay Gonen	2002	$146,346	$18,000	64,500	$—
Chief Financial Officer	2001	$128,955	$—	100,000	$—
	2000	$104,836	$—	—	$—
Near Margalit (1)	2002	$113,847	$15,000	190,000	$—
Vice President of Marketing and Business Development	2001	N/A	N/A	N/A	N/A
	2000	N/A	N/A	N/A	N/A

(1)	Near Margalit joined MRV as Vice President of Marketing and Business Development in May 2002 and became Luminent’s Chief Executive Officer in February 2003.

     Option Grants in Last Fiscal Year

     The following table provides certain information regarding stock option grants made to the Named Executive Officers during the year ended December 31, 2002:

					Potential Realizable Value at
					Assumed Annual Rate of Stock
					Appreciation for Option Term

		Percentage
	Number of	of Total
	Securities	Options
	Underlying	Granted to
	Options	Employees	Exercise
	Granted	in 2002	Price ($/sh)	Expiration Date	5% (1)	10% (1)

Noam Lotan	100,000	3.2%	$0.99	10/29/2012	$54,581	$134,437
	12,000	0.4%	$0.99	10/29/2012	$6,550	$16,132
Shlomo Margalit	—	—	$—	N/A	$—	$—
Shay Gonen	50,000	1.6%	$1.10	6/11/2012	$30,323	$74,687
	14,500	0.5%	$1.09	12/24/2012	$8,714	$21,462
Near Margalit	190,000	6.1%	$1.10	6/11/2012	$115,228	$283,811

(1)	The dollar amounts under these columns are the result of calculations assuming the price of MRV’s common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the SEC for the term of the option. Neither the amounts reflected nor the rates applied are intended to forecast possible future appreciation, if any, of the Company’s stock price.

     Fiscal Year End Option Values

     No options were exercised by any of the Named Executive Officers during the year ended December 31, 2002. The following table provides certain information concerning MRV stock options held by the Named Executive Officers at December 31, 2002:

	Number of Shares Underlying		Value of Unexercised In-The-
	Unexercised Options at		Money Options at
	December 31, 2002		December 31, 2002 (1)

	Exercisable	Unexercisable	Exercisable	Unexercisable

Noam Lotan	19,600	190,400	$(2)	$8,960
Shlomo Margalit	—	—	—	—
Shay Gonen	43,925	151,075	(2)	(2)
Near Margalit	—	190,000	—	(2)

(1)	Based on the difference between the closing price of MRV common stock on December 31, 2002 and the exercise price.

(2)	None of these options, calculated as stated above, are in-the-money as of December 31, 2002.

     Employment Agreements

          In March 1992, MRV entered into three-year employment agreements with Mr. Lotan and Dr. Margalit. Upon expiration, these agreements automatically renew for one-year terms unless either party terminates them by giving the other three months’ notice of non-renewal prior to the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of MRV and Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. Mr. Lotan and Dr. Margalit receive base annual salaries of $100,000 and $110,000, respectively, and each is entitled to receive a bonus determined and payable at the discretion of the board of directors upon the recommendation of the Compensation Committee of the Board. Recommendations with respect to bonus levels are based on achievement of specified goals, such as new product introductions, profitability levels, revenue goals, market expansion and other criteria as established by the Compensation Committee. Effective January 1, 2002, Mr. Lotan’s salary was increased to $150,000 per year.

          Each officer also receives employee benefits, such as vacation, sick pay and insurance, in accordance with MRV’s policies, which are applicable to all employees. MRV has obtained, and is the beneficiary of, key man life insurance policies in the amount of $1,000,000 on the lives of each of Drs. Margalit and Mr. Lotan. All benefits under these policies will be payable to MRV upon the death of an insured.

     Compensation of Outside Directors

          Outside directors, i.e., directors who are not employees of MRV, receive cash compensation of $800 per month and $500 for each board of directors’ meeting attended, while serving as Directors. In October 2002, MRV granted to each outside director options to purchase 60,000 shares of its common stock at $0.99 per share. In June 2002, MRV granted to Dr. Shidlovsky options to purchase 3,000 of its common stock at $1.10 per share.

     Board Committees

          MRV’s board of directors has established the Compensation Committee, the Audit Committee and the Executive Committee. The Compensation Committee reviews and recommends to the board of directors the compensation and benefits of all MRV’s officers and establishes and reviews general policies relating to compensation and benefits of our employees. The Compensation Committee consists of Igal Shidlovsky and Guenter Jaensch. The Audit Committee reviews MRV internal accounting procedures and consults with and reviews the services provided by its independent accountants. The Audit Committee consists of Igal Shidlovsky, Guenter Jaensch and Daniel Tsui. The Executive Committee is empowered to take any action that the board of directors is authorized to act upon, with the exception of the issuance of stock, the sale of all or substantially all of MRV’s assets and other significant corporate transactions. The Executive Committee consists of Noam Lotan and Shlomo Margalit.

     Compensation Committee Interlocks And Insider Participation

          None of the members of the Compensation Committee has ever been an officer or employee of MRV. None of MRV’s executive officers has served or currently serves on a board of directors or on a compensation committee of any other entity that had officers who served on MRV’s board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 28, 2003, of (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each current director of the Company owning Common Stock, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group.

	Common Stock

Name and Address (1) of Beneficial Owner (2) or	Number of		Percentage
Identity of Group	Shares		Ownership

Shlomo Margalit	3,245,660		3.2%
Noam Lotan	1,499,024	(3)	1.5
Shay Gonen	52,650	(4)	*
Near Margalit	—		*
Igal Shidlovsky	148,200	(5)	*
Guenter Jaensch	103,000	(6)	*
Professor Daniel Tsui	51,000	(6)	*
Professor Baruch Fischer	51,000	(6)	*
All executive officers and directors as a group	5,150,534	(7)	4.9

*	Less than 1%

(1)	Except as noted below, the address of each of the person listed is c/o MRV Communications, Inc., 20415 Nordhoff Street, Chatsworth, California 91311.

(2)	Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3)	Includes 23,200 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2003.

(4)	Includes 50,500 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2003.

(5)	Includes 143,900 shares issuable pursuant to stock options exercisable within 60 days of February 28,2003.

(6)	Consists of shares issuable upon exercise of stock options within 60 days of February 28, 2003.

(7)	Consists of shares issuable upon exercise of stock options with exercise prices ranging from $0.99 to $17.63 within 60 days of February 28, 2003.

     Equity Compensation Plan Information

           The table below set forth information with respect to shares of common stock that may be issued under our stock option and warrant plans as of December 31, 2002.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options	Outstanding Options	(excluding securities
Plan Category	and Warrants	and Warrants	reflected in column (a))

	(a)	(b)	(c)
Stock option and warrant plans approved by security holders (1)	3,262,390	$4.40	930,590
Stock option and warrant plans not approved by security holders (2),(3)	9,718,871	$8.19	2,849,586

	12,981,261	$7.26	3,780,176

(1)  Includes the:

•	1992 Stock Option Plan (no securities available for future issuance); and

•	1997 Incentive and Nonstatutory Stock Option Plan.

(2)  Includes the:

•	1998 Nonstatutory Stock Option Plan;

•	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc.;

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation;

•	Stock option agreement effective July 12, 2000 between the Company and Eric I. Blancho;

•	German Employee Warrant Program;

•	Stock option agreement dated March 1, 2002 between the Company and Candy Glazer;

•	MRV Communications, Inc. 2002 International Stock Option Plan;

•
Warrants provided to Nathan Shilo as trustee for employees and designated consultants of NBase Communications, Ltd. exercisable on July 19, 1996, July 13, 1997, July 13, 1998, February 1, 1998, January 2, 1998 and January 4, 1999.

•	Italian Employees Warrant Program;

•
Stock option issued and outstanding on the effective date of the merger of Luminent under the Luminent Amended and Restated 2000 Stock Option Plan that were assumed by MRV and are exercisable for 0.43 shares of Common Stock for each share of Luminent held under the relevant option;

•	MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc.;

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of Optonics International Corp.;

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of Quantum Optech, Inc.;

•	Swedish Employees Warrant Program; and

•	Stock option agreement effective July 11, 2000 between the Company and William R. Spivey.

(3)  See Note 15, Stockholders’ Equity – Stock Options to the Financial Statements included in Item 8 – Financial Statements and Supplementary Data.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

     Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MRV’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MRV (including its consolidated subsidiaries) required to be included in MRV’s Exchange Act filings.

Changes In Internal Controls

     There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated:

Form 10-K
Page No.

Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	41
Statements of Operations for the three years ended December 31, 2002	43
Balance Sheets as of December 31, 2002 and 2001	44
Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three years ended December 31, 2002	46
Statements of Cash Flows for the three years ended December 31, 2002	46
Notes to Financial Statements	50

           (2)  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           (3)  Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.2	Certificate of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

Exhibit
No.	Description

2.3	Certificate of Merger Merging Luminent, Inc. into MRV Sub Corp. (incorporated by reference to Exhibit 4.1 of MRV’s 8-K filed with the SEC on January 8, 2002).

3.1	Certificate of Incorporation, as amended (incorporated by referenced to Exhibit 3a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996 (incorporated by reference to Exhibit 3.2 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996 (incorporated by reference to Exhibit 3.3 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 19, 1998 (incorporated by reference to Exhibit 3.4 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 11, 2000 (incorporated by reference to Exhibit 3.5 of MRV’s Form 10-K for the year ended December 31, 2000 filed April 17, 2001).

3.6	Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant’s Registration Statement on Form S-3 (File No. 333-64017).

10.1	Key Employee Agreement between MRV and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.2	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.3	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.4	Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.5	Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.6	Form of Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.7	MRV Communications Inc. Incentive Plan for Grant of Warrants to Employees Subsidiaries (incorporated by reference to Exhibit No. 10.21 of Registrant’s Annual Report on Form 10-K (0-23452) for the year ended December 31, 1996 filed April 15, 1997).

Exhibit
No.	Description

10.8	Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between MRV and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed April 15, 1997).

10.9	New Lease dated February 22, 1993 by and between 495 Littleton Associates and Xyplex, Inc. relating to the premises located at 295 Foster Street, Littleton, Mass, Amendments Nos. 1 through 4 thereto (incorporated by reference to Exhibit No. 10.36 of Registrant’s Report on Form 10-K for the year ended December 31, 1997 filed April 15, 1998).

10.10	Fifth Amendment to Lease relating to the premises located at 295 Foster Street, Littleton, Mass. with attached Lease Guaranty of Registrant (incorporated by reference to Exhibit 10.31 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

10.11	Indenture, dated as of June 26, 1998, between MRV and American Stock Transfer & Trust Company, as Trustee, relating to MRV’s 5% Convertible Subordinated Notes Due 2003 (the “Notes”) (incorporated by reference to Exhibit 4.2 of MRV’s Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.12	Purchase Agreement, dated June 23, 1998, between MRV and Prudential Securities Incorporated and Bear, Stearns & Co. Inc. relating to the Notes (incorporated by reference to Exhibit 4.1 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

10.13	Indenture, dated as of June 26, 1998, between MRV and American Stock Transfer & Trust Company, as Trustee, relating to the Notes (incorporated by reference to Exhibit 4.2 of MRV’s Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.14	Registration Rights Agreement dated June 26, 1998 between MRV and Prudential Securities Incorporated and Bear, Stearns & Co. Inc. relating to the shares of common stock issuable upon conversion of the Notes (incorporated by reference to Exhibit 4.4 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

10.15	Under lease dated September 16, 1998 between Lowe Azure Limited, NBase Europe Gmbh and MRV relating to property at Unit 16, Campbell Court, Campbell Road, Bramley Basingstoke Hampshire, England (incorporated by reference to Exhibit 10.37 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

10.16	Standard Industrial/Commercial Single-Tenant Lease - Net dated December 1, 1998 by and between Radar Investments, Inc. and Registrant relating to the premises located at 8943 Fullbright Avenue, Chatsworth, California (incorporated by reference to Exhibit 10.38 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

10.17	Stock Option Agreement dated July 11, 2000 between William R. Spivey and the Registrant (incorporated by reference to Exhibit 10.4 filed with the Luminent, Inc. Registrant Statement (file no. 333-42238) on Form S-1 on July 26, 2000).

10.18	Stock Option Agreement dated July 12, 2000 between Eric Blachno and the Registrant (incorporated by reference to Exhibit 10.7 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on Form S-1 on October 5, 2000).

Exhibit
No.	Description

10.19	2000 MRV Communications, Inc. Stock Option plan for Employees of Optronics International Corp. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47898)).

10.20	Form of Stock Option Agreement for the 2000 MRV Communications, Inc. Stock Option Plan for Employees of Optronics International Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47898)).

10.21	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47900)).

10.22	Form of Stock Option Agreement for the 2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47900)).

10.23	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the SEC on November 14, 2001).

10.24	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 24, 1999 (file no. 333-87735)).

10.25	Resignation Agreement and General Release between Registrant and Luminent and William R. Spivey dated September 12, 2001 (incorporated by reference to Exhibit 10.62 of registrant’s Post-Effective Amendment No. 4 to Registration Statement on Form S-4 filed with the SEC on December 28, 2001).

10.26	Stock Purchase Agreement dated July 7, 2000, by and among Astroterra Corporation, certain shareholders of AstroTerra Corporation and the Registrant (incorporated by reference to Exhibit 2.1(a) of the Form 8-K filed with the SEC on July 27, 2000).

10.27	Registration Rights Agreement dated July 7, 2000 by and among the Registrant and employees of Astroterra Corporation (incorporated by reference to Exhibit 2.1(b) of the Form 8-K filed with the SEC on July 27, 2000).

10.28	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc. dated January 19, 2001 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on October 9, 2001).

10.29	Form of Stock Option Agreement for the 2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on October 9, 2001).

Exhibit
No.	Description

10.30	Lease Agreement dated January 30, 2001 between Abronson, Cole & Eisele, a California General Partnership and Luminent, Inc., relating to premises located at 850 Lawrence Drive (incorporated by reference to Exhibit 10.42 of Luminent, Inc.’s Form 10-Q filed with the SEC on May 15, 2001).

10.31	Lease Agreement dated July 13, 1999 between Nordhoff Industrial Complex and the Registrant, relating to premises located at 20550 Nordhoff Street (incorporated by reference to Exhibit 10.8 of Luminent, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 25, 2000).

10.32	Lease Agreement dated November 11, 1997 by and among Kenneth R. Smith, Alice J. Smith and MRV Communications, Inc., relating to premises located at 8917 Fullbright Ave. (incorporated by reference to Exhibit 10.9 of Luminent, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2000).

10.33	Extension to Lease Agreement referred to in Exhibit 10.32

10.34	Amendment to Lease between Nordhoff Industrial and the Registrant dated December 14, 2001 relating to premises located at 20415 Nordhoff Street (incorporated by reference to Exhibit 10.65 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.35	Non-statutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.36	Form of Stock Option Agreement for Non-statutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.37	Lease Agreement dated March 30, 2000 between the Registrant and MEPT West Hills, LLC, relating to the premises located at 8433 Fallbrook Ave. (incorporated by reference to Exhibit 10.68 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.38	Lease Agreement dated August 14, 2000 between George DeRado and Luminent, Inc. relating to the premises located at 20520 Nordhoff Street (incorporated by reference to Exhibit 10.68 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.39	Candy Glazer Stock Option Agreement (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on March 22, 2002).

10.40	Share Purchase Agreement dated September 30, 2002, by and among Luminent and Lin, Son-Fure (Steve), Chen, Chao Hsien (Goodman), Hou, Janpu Hsu and Jen Hsu (Rio) (incorporated by reference to Exhibit 2.1 of MRV’s Form 8-K filed with the SEC on October 23, 2002).

10.41	MRV Communications, Inc. 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.42	Form of Stock Option Agreement for MRV Communications, Inc. 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.43	Luminent, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

Exhibit
No.	Description

10.44	Stock Option Agreement for Luminent, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

16.1	Letter regarding Change in Certified Accountant (incorporated by reference to Exhibit 16 Registrant’s Form 8-K filed with the SEC on June 18, 2002).

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

25.1	Power of Attorney (included on signature page).

     (b)  One report on Form 8-K (as amended by a Form 8-K/A) was filed during the quarter ended December 31, 2002. That Form 8-K Report, dated October 21, 2002 and filed on October 23, 2002, reported under Item 2 registrant’s sale of its equity in Fiber Optic Communications, Inc., a corporation organized and existing under the laws of the Republic of China, and Quantum Optic, Inc. a corporation organized and existing under the laws of the Republic of China, or Taiwan. Pursuant to a Form 8-K/A dated and filed on December 4, 2002, the Form 8-K filed October 23, 2002 was amended with the following pro forma financial information being filed as part of that report under Item 7:

     Unaudited Pro Forma Consolidated Condensed Balance Sheet As of September 30, 2002;

     Unaudited Pro Forma Condensed Consolidated Statements of Operations For the Nine Months Ended September 30, 2002;

     Unaudited Pro Forma Condensed Consolidated Statements of Operations For the Year ended December 31, 2001; and

     Notes to Pro Forma Condensed Financial Information.

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan Noam Lotan President and Chief Executive Officer

By: /s/ Shay Gonen Shay Gonen Chief Financial Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noam Lotan, his true and lawful attorney-in-fact and agent with full power of power substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign this Registration Statement, and to file any and all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent thereof. Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Noam Lotan (Noam Lotan)	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ Shlomo Margalit (Shlomo Margalit)	Chairman of the Board, Chief Technology Officer, and Secretary	March 27, 2003

/s/ Shay Gonen (Shay Gonen)	Chief Financial Officer (Principal Finance and Accounting Officer)	March 27, 2003

/s/ Igal Shidlovsky (Igal Shidlovsky)	Director	March 27, 2003

/s/ Guenter Jaensch (Guenter Jaensch)	Director	March 27, 2003

/s/ Daniel Tsui (Daniel Tsui)	Director	March 27, 2003

/s/ Baruch Fischer (Baruch Fischer)	Director	March 27, 2003

CERTIFICATION

I, Noam Lotan, certify that:

1.     I have reviewed this Annual Report on Form 10-K of MRV Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Noam Lotan Noam Lotan
President and Chief Executive Officer

CERTIFICATION

I, Shay Gonen, certify that:

1.     I have reviewed this Annual Report on Form 10-K of MRV Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Shay Gonen Shay Gonen
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of MRV Communications, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on March 27, 2003, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of MRV.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen Shay Gonen
Chief Financial Officer