Form 10-Q
period 2003-03-31
MRV COMMUNICATIONS INC
filed 2003-05-15
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________

FORM 10-Q

(Mark One)

[X]	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to

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

     As of April 28, 2003, there were 99,327,963 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.

Form 10-Q, March 31, 2003

As used in this Report, “we, “us,” “our,” “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although MRV believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MRV’s latest annual report on Form 10-K.

     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the three months then ended.

MRV Communications, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(Unaudited)
Net revenue	$51,117	$62,418
Cost of goods sold	36,514	43,105

Gross profit	14,603	19,313
Operating costs and expenses:
Product development and engineering	8,736	15,620
Selling, general and administrative	11,905	23,539
Amortization of intangibles	13	28

Total operating costs and expenses	20,654	39,187

Operating loss	(6,051)	(19,874)
Other income (expense), net	41	(9,878)

Loss before minority interest, provision for taxes and cumulative effect of an accounting change	(6,010)	(29,752)
Minority interest	(38)	105
Provision for taxes	428	186

Loss before cumulative effect of an accounting change	(6,400)	(30,043)
Cumulative effect of an accounting change	—	(296,355)

Net loss	$(6,400)	$(326,398)

Earnings per share:
Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	$(0.06)	$(0.35)
Cumulative effect of an accounting change	$—	$(3.50)
Net loss	$(0.06)	$(3.85)
Weighted average number of shares:
Basic and diluted	98,930	84,789

The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,543	$100,618
Short-term marketable securities	4,644	11,738
Time deposits	2,441	2,789
Accounts receivable, net	48,490	50,965
Inventories	41,044	32,695
Other current assets	9,244	11,283

Total current assets	201,406	210,088
Property and equipment, net	32,596	35,169
Goodwill	29,740	29,740
Intangibles	122	135
Long-term marketable securities	1,471	1,447
Deferred income taxes	3,445	2,637
Investments	3,063	3,063
Other assets	2,267	2,524

	$274,110	$284,803

Liabilities and stockholders’ equity Current liabilities:
Current maturities of long-term debt	$214	$393
Convertible subordinated notes	31,893	32,418
Short-term obligations	5,334	7,000
Accounts payable	47,801	41,308
Accrued liabilities	27,364	31,542
Deferred revenue	4,063	3,950
Other current liabilities	2,660	2,289

Total current liabilities	119,329	118,900
Long-term debt	330	390
Other long-term liabilities	4,016	3,666
Minority interest	7,333	7,371
Commitments and contingencies

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized—1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized—160,000 shares
Issued—100,132 shares in 2003 and 2002
Outstanding—98,827 shares in 2002 and 98,965 in 2001	168	168
Additional paid-in capital	1,142,689	1,149,635
Accumulated deficit	(983,842)	(977,442)
Deferred stock expense, net	(2,573)	(5,047)
Treasury stock, 1,353 shares in 2002 and 1,215 shares in 2001	(1,352)	(1,207)
Accumulated other comprehensive loss	(11,988)	(11,631)

Total stockholders’ equity	143,102	154,476

	$274,110	$284,803

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(Unaudited)
Cash flows from operating activities
Net loss	$(6,400)	$(326,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,281	6,704
Amortization of deferred stock expense, net of forfeited options	(4,472)	5,877
Provision for doubtful accounts	326	—
Deferred income taxes	(808)	(520)
Gain on extinguishment of debt	—	(3,244)
Cumulative effect of an accounting change	—	296,355
Loss on termination of interest rate swap	—	3,198
Gain on disposition of property and equipment	(12)	—
Impairment of cost and equity method investments	—	7,603
Loss on equity method subsidiaries	—	1,737
Minority interests’ share of income (loss)	(38)	105
Changes in operating assets and liabilities
Time deposits	348	(262)
Accounts receivable	2,149	4,940
Inventories	(8,349)	1,521
Other assets	2,296	2,636
Accounts payable	6,493	(1,316)
Accrued liabilities	(4,178)	(7,494)
Deferred revenue	113	33
Other current liabilities	721	728

Net cash used in operating activities	(8,530)	(7,797)
Cash flows from investing activities
Purchases of property and equipment	(844)	(2,894)
Proceeds from sale of property and equipment	161	—
Purchases of investments	—	(605)
Proceeds from maturity of (purchases of) investments	7,070	(7,530)

Net cash provided by (used in) investing activities	6,387	(11,029)

MRV Communications, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(Unaudited)
Cash flows from financing activities
Net proceeds from issuance of common stock	—	76
Payment for termination of interest rate swap	—	(3,198)
Borrowings on short-term obligations	14,667	568
Payments on short-term obligations	(16,644)	—
Borrowings on long-term obligations	41	—
Payments on long-term obligations	(494)	(50,579)
Purchase of treasury stock	(145)	—

Net cash used in financing activities	(2,575)	(53,133)
Effect of exchange rate changes on cash and cash equivalents	(357)	(2,032)

Net decrease in cash and cash equivalents	(5,075)	(73,991)
Cash and cash equivalents, beginning of period	100,618	164,676

Cash and cash equivalents, end of period	$95,543	$90,685

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

March 31, 2003

1. Stockholders’ Equity

   Earnings (Loss) Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 12.4 million and 12.6 million shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding Convertible Subordinated Notes (“Notes”) were not included in the computation of loss per share as they are anti-dilutive.

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

     SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three months ended March 31, 2003 and 2002 would have increased to the following pro forma amounts (in thousands, except per share data):

	March 31,	March 31,
	2003	2002

Net loss, as reported	$(6,400)	$(326,398)
Additional compensation expense determined under the fair value based method	(6,001)	(6,194)

Pro forma net loss	$(12,401)	$(332,592)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.06)	$(3.85)

Basic and diluted net loss per share – pro forma	$(0.13)	$(3.92)

     The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 104% for 2003 and 2002, (iii) expected lives of 4 to 6 years for all periods, (iv) and risk-free interest rates ranging from 2.69% to 6.73% for all periods.

2. Segment Reporting and Geographical Information

     MRV divides and operates its business based on three reportable segments: the networking group, the optical components group and development stage enterprises. The networking group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The optical components group designs, manufactures and distributes optical components and optical subsystems. Development stage enterprises that MRV has created or invested in are developing optical components, subsystems and networks and products for the infrastructure of the Internet. Segment information is therefore being provided on this basis, which differs from prior period presentations.

     The accounting policies of the segments are the same as those described in the summary of significant accounting polices in MRV’s most recent Form 10-K. MRV evaluates segment performance based on revenues and operating expenses of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of operations data below operating income.

     Business segment revenues for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	March 31,	March 31,
	2003	2002

Networking group	$41,800	$42,575
Optical components group	9,916	19,843
Development stage enterprises	—	—

	51,716	62,418
Intra-segment	(599)	—

	$51,117	$62,418

     Revenues by product line for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	March 31,	March 31,
	2003	2002

Optical passive components	$3,482	$6,641
Optical active components	9,443	15,642
Switches and routers	11,305	12,723
Remote device management products	3,397	3,901
Network physical infrastructure equipment	12,460	14,436
Services	4,887	4,694
Other network products	6,143	4,381

	$51,117	$62,418

     For each of the three years ended and as of December 31, 2002, MRV had no single customer that accounted for more than 10% of revenues or accounts receivable. MRV does not track customer revenue by region for each individual reporting segment. A summary of external revenue by region for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	March 31,	March 31,
	2003	2002

United States	$12,698	$18,232
Europe	35,519	37,244
Asia Pacific	2,825	6,619
Other	75	323

	$51,117	$62,418

     Business segment operating loss for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	March 31,	March 31,
	2003	2002

Networking group	$(1,429)	$(10,758)
Optical components group	(2,491)	(1,775)
Development stage enterprises	(2,125)	(7,341)

	(6,045)	(19,874)
Adjustments	(6)	—

	$(6,051)	$(19,874)

     Loss before provision for income taxes for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	March 31,	March 31,
	2003	2002

Domestic	$(2,585)	$(88,452)
Foreign	(3,387)	(237,760)

	$(5,972)	$(326,212)

3. Cash and Cash Equivalents, Time Deposits and Marketable Securities

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

     MRV accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2003 and December 31, 2002, short-term investments consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. As defined by SFAS No. 115, MRV has classified these investments in debt securities as “held-to-maturity” investments and all investments are recorded at their amortized cost basis, which approximated their fair market value at March 31, 2003 and December 31, 2002.

4. Inventories

     Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	7,850	8,058
Work in process	7,698	5,867
Finished goods	25,496	18,770

	$41,044	$32,695

5. Restructuring costs

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

     Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through March 31, 2003, bringing Luminent’s total workforce to approximately 460 employees as of March 31, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

     A summary of the restructuring costs and the remaining liability through and as of March 31, 2003 is as follows (in thousands):

	Original			Remaining
	Provision	Utilized	Adjustment	Obligations

Exit costs:
Asset impairment	$10,441	$(10,441)	$—	$—
Closed and abandoned facilities	2,405	(1,713)	—	692
Purchase commitments	6,173	(2,630)	(2,013)	1,530

	19,019	(14,784)	(2,013)	2,222
Employee severance costs	1,281	(1,281)	—	—

	$20,300	$(16,065)	$(2,013)	$2,222

     Through March 31, 2003, $2.0 million in purchase commitments have been reduced related to future liabilities based on current negotiations with vendors and in usage of previously reserved purchase commitments for inventory and equipment. For the three months ended March 31, 2003 and 2002, $539,000 and $1.1 million have been reversed to cost of goods sold, respectively.

6. Interest Rate Swap

     MRV entered into an interest rate swap (the “Swap”) in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in long-term debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the long-term debt of $50.0 million (see Note 7, Long-term Debt and Convertible Subordinated Notes) and terminated the Swap. The realized loss on the Swap of $3.2 million has been recorded as interest expense and is included in other expense, net in the accompanying condensed statements of operations.

7. Long-Term Debt and Convertible Subordinated Notes

     During the three months ended March 31, 2003, MRV acquired $500,000 in convertible subordinated notes (the “Notes”) in exchange for $502,000 in cash. During the three months ended March 31, 2002, MRV acquired $24.3 million in Notes in exchange for MRV’s issuance of 6.3 million shares of its common stock to the holders of the Notes. In connection with these acquisitions, MRV realized a loss for the three months ended March 31, 2003 totaling $4,000 and a gain for the three months ended March 31, 2002 totaling $3.2 million, net of associated taxes. MRV retired all Notes acquired. Additionally, in February 2002, MRV paid off a $50.0 million term loan.

8. Stock Repurchase Program

     On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. For the three months ending March 31, 2003, MRV repurchased 138,000 shares of its common stock at a cost of $145,000. Total share repurchases under this program as of March 31, 2003 were 1,305,000 shares of common stock at a cost of $1.2 million.

9. Comprehensive Income (Loss)

     The components of comprehensive income (loss) were as follows (in thousands):

	March 31,	March 31,
	2003	2002

Net loss	(6,400)	(326,398)
Realized loss on interest rate swap	—	3,198
Foreign currency translation	(357)	(2,032)

	$(6,757)	$(325,232)

10. Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other amendments and corrections, rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. MRV has adopted this statement for the year ended December 31, 2002, and the immediate impact of its application was the inclusion of the gains and losses on the extinguishment of debt (see Note 7, Long-term Debt and Convertible Subordinated Notes) in other income (expense), net in the accompanying Statements of Operations.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MRV adopted this statement and its adoption did not have a material impact on its financial position, results of operations or cash flows (see Note 1, Earnings (Loss) Per Share).

11. Supplemental Statement of Cash Flow Information (in thousands)

	March 31,	March 31,
	2003	2002

Cash paid during the period for interest	$380	$982

Cash paid during the period for taxes	$878	$287

     During the three months ended March 31, 2002, MRV exchanged $24.3 million in Notes in exchange for 6.3 million shares of its common stock. This non-cash transaction has been excluded from the accompanying statements of cash flows.

12. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Condensed Financial Statements and Notes thereto included elsewhere in this Report. In addition to historical information, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date of this Report.

Overview

     We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprises. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. Our optical components group designs, manufactures and sells optical communications components. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Home applications.

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

     We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Our operating costs and expenses generally consist of product development and engineering costs (R&D), selling, general and administrative costs (SG&A) and other operating related costs and expenses.

     Revenues for the three months ended March 31, 2003 were $51.1 million, compared to $62.4 million for the three months ended March 31, 2002, a decrease of 18%. We reported a net loss of $6.4 million and $326.4 million for the three months ended March 31, 2003 and 2002, respectively. A significant portion of the loss for the three months ended March 31, 2002, was due to charges for impairment of goodwill and other intangibles recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” amortization of goodwill and other intangibles and deferred stock expense related to our acquisitions in 2000 and the employment arrangements that we entered into with Luminent’s Chief Financial Officer in 2000. We expect to continue to amortize deferred stock expense through 2004. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change in 2002. As a consequence of the current economic environment and potential impairment charges, we do not expect to report net income in the foreseeable future.

     We divide and operate our business based on three reportable segments: the networking group, the optical components group and development stage enterprises. We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (expense). The networking and optical components groups consist of substantially all of our overall revenue. The development stage enterprises segment develops optical components, subsystems and networks and products for the infrastructure of the Internet.

     Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, France, Finland, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months March 31, 2003 and 2002, foreign revenues constituted 75%, and 71%, respectively, of our revenue. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

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

     Inventory Reserves. We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable market value. This reserve is recorded as a charge to cost of goods sold. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of goods sold.

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

     Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through March 31, 2003, bringing Luminent’s total workforce to approximately 460 employees as of March 31, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

     A summary of the restructuring costs and the remaining liability through and as of March 31, 2003 is as follows (in thousands):

	Original			Remaining
	Provision	Utilized	Adjustment	Obligations

Exit costs:
Asset impairment	$10,441	$(10,441)	$—	$—
Closed and abandoned facilities	2,405	(1,713)	—	692
Purchase commitments	6,173	(2,630)	(2,013)	1,530

	19,019	(14,784)	(2,013)	2,222
Employee severance costs	1,281	(1,281)	—	—

	$20,300	$(16,065)	$(2,013)	$2,222

     Through March 31, 2003, $2.0 million in purchase commitments have been reduced related to future liabilities based on current negotiations with vendors and in usage of previously reserved purchase commitments for inventory and equipment. For the three months ended March 31, 2003 and 2002, $539,000 and $1.1 million have been reversed to cost of goods sold, respectively.

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

Results of Operations

     The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(Unaudited)
Net revenue	100%	100%
Cost of goods sold	71	69
Gross profit	29	31
Operating costs and expenses:
Product development and engineering	17	25
Selling, general and administrative	23	38
Amortization of intangibles	—	—
Total operating costs and expenses	40	63
Operating loss	(12)	(32)
Other income (expense), net	—	(16)
Loss before minority interest, provision for taxes and cumulative effect of an accounting change	(12)	(48)
Minority interest	—	—
Provision for taxes	1	—
Loss before cumulative effect of an accounting change	(13)	(48)
Cumulative effect of an accounting change	—	(475)
Net loss	(13)	(523)

     The following management discussion and analysis refers to and analyzes our results of operations into three segments as defined by our management. These three reportable segments are our networking group, optical components group and development stage enterprises, which includes all start-up activities.

Three Months Ended March 31, 2003 (“2003”) Compared
To Three Months Ended March 31, 2002 (“2002”)

   Revenue

     Revenues for 2003 decreased $11.3 million, or 18%, to $51.1 million from $62.4 million for 2002. The decrease was broadly due to the worldwide economic slowdown in general and specifically the downturn in telecommunications spending. Our revenues by reportable segments for 2003 and 2002 were as follows (in thousands):

	2003	2002

Networking group	$41,800	$42,575
Optical components group	9,916	19,843
Development stage enterprises	—	—

	51,716	62,418
Adjustments(1)	(599)	—

	$51,117	$62,418

     (1)  Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

     Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. External revenues generated from our networking group decreased $775,000, or 2%, to $41.8 million for 2003 as compared to $42.6 million for 2002. The decrease is generally due to the current economic conditions, and more specifically due to revenues from “other networking products,” which partially offset decreases in our main product lines. External revenues generated from our switches and routers decreased $1.4 million, or 11%, to $11.3 million for 2003 as compared to $12.7 million for 2002. External revenues generated from our switches and routers are heavily dependent on our international offices. In light of the current global economic environment, European sales decreased $1.7 million from 2002. External revenues generated from our network physical infrastructure products decreased $2.0 million, or 14%, to $12.5 million for 2003 as compared to $14.4 million for 2002. External revenues from other networking products, which include aerospace applications, increased $1.8 million, of 40%, during 2003 to $6.1 million from $4.4 million for 2002. The increase in external revenues is attributed to increased governmental projects and improved penetration into the markets served by these products. For 2003, 47% of our networking revenue was generated through the sale of third-party products through our system integration and distribution offices.

     Optical Components Group. Our optical components group designs, manufactures and sells optical communications components. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Home applications. Revenues, including intra-segment revenue, generated from our optical components group decreased $9.9 million, or 50%, to $9.9 million for 2003 as compared to $19.8 million for 2002. The decrease in optical components revenue is attributed to the continued weakness in the telecommunications market and the competition in the optical components sector. External revenues generated from optical passive components decreased $3.2 million, or 48%, to $3.5 million for 2003 as compared to $6.6 million for 2002. The decrease in optical passive components is substantially due to the divestiture of FOCI Fiber Optic Communications, Inc., or FOCI, and Quantum Optech, Inc., or QOI, in October 2002 totaling $4.2 million, partially offset by sales of these components through existing offices. External revenue generated from optical active components decreased $6.2 million, or 40%, to $9.4 million for 2003 as compared to $15.6 million for 2002. The decrease in optical active components is substantially due to oversupply sector wide, which has significantly impacted average selling prices.

     Development stage enterprises. No significant revenues were generated by these entities for 2003 and 2002.

   Gross Profit

     Gross profit for 2003 was $14.6 million, compared to gross profit of $19.3 million for 2002. Gross profit decreased $4.7 million, or 24%, in 2003 compared to 2002. For 2003 and 2002, gross profit includes $27,000 and $1.2 million, respective, in deferred stock expense. The decrease in margin was attributed to current economic environment, primarily in the optical components group.

     Our gross margin decreased to 29% for 2003, compared to gross margin of 31% for 2002. The deterioration of gross margin was attributed to our composition of product revenues, increased competition and continued pressure on average selling prices due to the current economic environment.

     Networking Group. Gross profit for 2003 was $13.2 million, compared to gross profit of $13.3 million for 2002. Gross profit decreased $57,000, in 2003 compared to 2002. Gross margins improved slightly to 32% for 2003, compared to gross margin of 31% for 2002. For 2003 and 2002, the networking group’s gross profit includes $65,000 and $884,000, respectively, in deferred stock expense. Gross profit slightly improved due to improved operating efficiencies and cost cutting efforts.

     Optical Components Group. Gross profit for 2003 was $1.4 million, compared to gross profit of $6.0 million for 2002. Gross profit decreased $4.7 million, or 77%, in 2003 compared to 2002. Gross margins decreased to 14% for 2003, compared to gross margin of 30% for 2002. For 2003, the optical components group’s gross profit includes income from recapturing accelerated deferred stock expense due to terminations totaling $38,000 while 2002 includes deferred stock expense totaling $342,000, respectively, in deferred stock expense. Gross profit decreased due to the sale of FOCI and QOI in October 2002, which contributed $804,000, along with increased competition and continued market contraction resulting in lower average selling prices.

     Development stage enterprises. No significant gross margins were produced by these entities for 2003 and 2002.

    Operating Costs and Expenses

     Operating costs and expenses for 2003 were $20.6 million, or 40% of revenues, for 2003, compared to $39.2 million, or 63% of revenues, for 2002. Operating costs and expenses decreased $18.5 million, or 47%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations totaling $4.5 million, while 2002 includes deferred stock expense totaling $5.8 million in deferred stock expense. The substantial decrease in operating costs and expenses is attributed to overall cost saving efforts to align these costs with current operations. More specifically, we reduced spending in product development and engineering and general and administrative expenses. Selling and marketing expenses increased slightly as we continued to promote our brand name, MRV, and intensified our selling efforts worldwide.

     Networking Group. Operating costs and expenses for 2003 were $14.6 million, or 35% of revenues, for 2003, compared to $24.0 million, or 56% of revenues, for 2002. Operating costs and expenses decreased $9.4 million, or 39%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations totaling $4.6 million, while 2002 includes deferred stock expense totaling $2.8 million in deferred stock expense. The decrease in operating costs and expenses is attributed to cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering and general and administrative expense, while slightly increasing spending for selling and marketing efforts.

          Optical Components Group. Operating costs and expenses for 2003 were $3.9 million, or 39% of revenues, for 2003, compared to $7.8 million, or 39% of revenues, for 2002. Operating costs and expenses decreased $3.9 million, or 50%, in 2003 compared to 2002. Operating costs and expenses include deferred stock expense totaling $57,000 and $1.7 million for 2003 and 2002, respectively. FOCI and QOI contributed $2.4 million in operating costs and expenses in 2002. The decrease in operating costs and expenses is attributed to cost saving efforts, including head count reductions, to align these costs with current operations. More specifically, we reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development stage enterprises. Operating costs and expenses for 2003 were $2.1 million for 2003, compared to $7.3 million for 2002. Operating costs and expenses decreased $5.2 million, or 71%, in 2003 compared to 2002. For 2002, operating costs and expenses include deferred stock expense totaling $51,000. The decrease in operating costs and expenses is attributed to cost saving efforts, including head count reductions, to align these costs with current development activities.

    Operating Loss

          We reported an operating loss of $6.1 million, or 12% of revenues, for 2003 compared to $19.9 million, or 32% of revenues, for 2002. Our operating loss improved $13.8 million, or 70%, in 2003 compared to 2002. The dramatic improvement is the result of costs reduction efforts and the realignment of operations with current operations even though revenues decreased. The improvement was also positively impacted by income from deferred stock expense in 2003 compared to expense for 2002.

          Networking Group. Our networking group reported an operating loss of $1.4 million, or 3% of revenues, for 2003, compared to $10.8 million, or 25% of revenues, for 2002. Our operating loss improved $9.3 million, or 87%, in 2003 compared to 2002. The dramatic improvement is the result of reduced spending for operating costs and expenses. The improvement was also positively impacted by income from deferred stock expense in 2003 compared to expense for 2002.

          Optical Components Group. Our optical components group reported an operating loss of $2.5 million, or 25% of revenues, for 2003, compared to $1.8 million, or 9% of revenues, for 2002. Our operating loss declined $716,000, or 40%, in 2003 compared to 2002. The decline is the result of a significant reduction in gross margin offset by reduced spending for operating costs and expenses.

          Development stage enterprises. Our development stage enterprises reported an operating loss of $2.1 million for 2003, compared to $7.3 million for 2002. Our operating loss declined $5.2 million, or 71%, in 2003 compared to 2002. The decline is the result of a significant reduction in operating costs and expenses spending.

    Amortization Of Intangibles

          We recorded a $296.4 million cumulative effect of an accounting change in 2002, as the result of our adoption of SFAS No. 142 effective January 1, 2002. As a consequence, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and other intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. Of the $296.4 million cumulative effect of an accounting change, $84.6 million was associated with our networking group and $211.8 million was associated with our optical components group.

    Other Income (Expense), Net

          In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the Notes) due in June 2003. The Notes were offered in a 144A private placement to qualified institutional investors at the stated amount, less a selling discount of 3%. During 2003, we retired $500,000 in Notes in exchange for $502,000 in cash resulting in a loss on the extinguishment of debt totaling $4,000, net of associated taxes. During 2002, we retired $24.3 million in Notes in exchange for 6.3 million shares of our common stock. During 2002, we recognized a gain of the extinguishment of debt totaling $3.2 million, net of associated taxes. We incurred $459,000 and $1.1 million in interest expense relating to the Notes for 2003 and 2002, respectively.

     During 2003, other income totaling $36,000, which represents interest income on cash and investments, was partially offset our interest expense on debt. We account for certain unconsolidated subsidiaries using the cost and equity methods. During 2002, we reported impairment charges of $7.6 million on our cost and equity method investments and $1.3 million from our share of losses in these investments.

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

Recently Issued Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other amendments and corrections, rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt — an amendment of APB Opinion 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. We have adopted this statement for the year ended December 31, 2002, and the immediate impact of its application was the inclusion of the gains and losses on the extinguishment of debt in other income (expense), net in the accompanying Statements of Operations.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

     Cash and cash equivalents were $95.5 million as of March 31, 2003, a decrease of $5.1 million from cash and cash equivalents of $100.6 million as of December 31, 2002. The decrease in cash and cash equivalent is substantially the result of our cash used in operations and use to satisfy our obligations, partially offset by proceeds from maturities of our investments. The following table illustrates our current cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our convertible subordinated notes, as of March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

Cash
Cash and cash equivalents	$95,543	$100,618
Short-term marketable securities	4,644	11,738
Time deposits	2,441	2,789
Long-term marketable securities	1,471	1,447

	104,099	116,592
Debt
Current portion of long-term debt	214	393
Convertible subordinated notes	31,893	32,418
Short-term obligations	5,334	7,000
Long-term debt	330	390

	37,771	40,201

Excess cash versus debt	$66,328	$76,391

Ratio of cash versus debt	2.8 to 1	2.9 to 1

     Our working capital as of March 31, 2003 was $82.1 million compared to $91.2 million as of December 31, 2002. Our ratio of current assets to current liabilities as of March 31, 2003 was 1.7 to 1.0 compared to 1.8 to 1.0 as of December 31, 2002. The decrease in working capital is substantially attributed to our net operating losses. As of March 31, 2003 and December 31, 2002, we did not have any “off-balance sheet” financing arrangements.

     Cash used in operating activities was $8.5 million for the three months ended March 31, 2003, as compared to cash used in operating activities of $7.8 million for the three months ended March 31, 2002. Cash used in operating activities is a result of our net operating loss of $6.4 million, adjusted for non-cash items such as the depreciation and amortization, deferred stock expense, deferred income taxes, and cash used in operating assets and liabilities. Cash used in operating activities were positively affected by decreased time deposits, accounts receivables, other assets, accounts payable and other current liabilities offset by decreases in inventories and accrued liabilities, during the period. The decrease in accounts receivable is due to lower revenue volumes coupled with increased collection efforts, while the increases in inventory and accounts payable are primarily the result of production for orders to be complete during the second quarter of 2003. Decreases in accrued liabilities are the result of the dramatic slowdown in the communications equipment industry and reductions in overall expenses.

     Cash flows generated from investing activities were $6.4 million for the three months ended March 31, 2003, compared to cash used in investing activities of $11.0 million for the three months ended March 31, 2002. Cash flows generated from investing activities for the three months ended March 31, 2003 were the result of the maturity of short and long-term investments of $7.1 million and proceeds from the sale of property and equipment of $161,000, offset by capital expenditures of $844,000. As of March 31, 2003, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period resulted from the net cash used for capital expenditures investments in equity method subsidiaries and purchases of short-term and long-term investments.

     Cash flows used in financing activities were $2.6 million for the three months ended March 31, 2003, as compared to cash used in financing activities of $53.1 million for the three months ended March 31, 2002. Cash used in financing activities was primarily the result of paying off $2.5 million of short-term and long-term obligations and the repurchase of our common stock of $145,000 offset by borrowings on long-term obligations of $41,000. Cash flows used in financing activities in 2002 represent the cash paid on borrowings, payments to terminate of interest rate swap offset by borrowings on our short-term and proceeds from the issuance of common stock.

     In June 1998, we issued $100.0 million principal amount of 5% convertible subordinated notes (the “Notes”) due in June 2003, in a private placement raising net proceeds of $96.4 million. The share (equivalent to a conversion rate of approximately 73.94 share per $1,000 principal amount of Notes), representing an initial conversion premium of 24% for a total of approximately 7.4 million shares of our common stock. The Notes bear interest at 5% per annum, which is payable semi-annually on June 15 and December 15 of each year. The Notes have a five-year term and have been callable by us since June 15, 2001. The premiums payable to call these Notes are 102% of the outstanding principal amount during the 12 months ending June 14, 2002 and 101% during the 12 months ending June 14, 2003, plus accrued interest through the date of redemption. During 2003, we retired $500,000 in Notes in exchange for $502,000 in cash resulting in a loss on the extinguishment of debt totaling $4,000, net of associated taxes. During 2002, we retired $24.3 million in Notes in exchange for 6.3 million shares of our common stock. During 2002, we recognized a gain of the extinguishment of debt totaling $3.2 million, net of associated taxes.

     The following table illustrates our total contractual cash obligations as of March 31, 2003 (in thousands):

		Less than 1
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years

Short-term obligations	$5,334	$5,334	$—	$—	$—
Long-term debt	544	214	330	—	—
Convertible subordinated notes	31,893	31,893	—	—	—
Unconditional purchase obligations	9,217	9,200	17	—	—
Operating leases	28,583	8,019	9,683	5,575	5,306

Total contractual cash obligations	$75,571	$54,660	$10,030	$5,575	$5,306

     Our total contractual cash obligations as of March 31, 2003, were $75.6 million, of which, $54.7 million are due within the next 12 months. These total contractual cash obligations primarily consist of short-term obligations including our convertible subordinated notes, long-term financing obligations, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

     Our unconditional purchase obligations are to secure the necessary raw materials and components required for production of our products. As part of Luminent’s restructure plan (see our discussion above and the Notes to our Financial Statements), there is a remaining obligation totaling $1.5 million for unconditional purchase obligations and Luminent is in continued negotiations to cancel or renegotiate contracts that are no longer required due to its significantly reduced orders for optical components and sales projections. The remaining purchase commitments are part of our ordinary course of business.

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

We Incurred Net Losses For The Three Months Ended March 31, 2003 and 2002 And For The Years Ended December 31, 2002, 2001 And 2000, Primarily As A Result Of The Impairment And Amortization Of Goodwill And Other Intangibles And Deferred Stock Expense From Recent Acquisitions. We Expect To Continue To Incur Net Losses For The Foreseeable Future.

     We reported net losses of $6.4 million and $326.4 million for the three months ended March 31, 2003 and 2002, respectively, and $479.8 million, $326.4 million and $153.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. A major contributing factor to the net losses was the cumulative effect of an accounting change and the impairment of goodwill and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the amortization of goodwill and intangibles and deferred stock expense related to our acquisitions during 2000 of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics International and the employment arrangements we made in 2000 with the former President and Chief Financial Officer of Luminent. We will continue to record deferred stock expense relating to these acquisitions through 2004. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead we measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change during 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million during 2002. We will continue to perform our annual impairment review as of October 1st each year. We expect to record impairment charges in the future from time to time as a result of this standard. As a consequence of the current economic environment and potential impairment charges, we do not expect to report net income in the foreseeable future.

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

Defects In Our Products Resulting From Their Complexity Or Otherwise Could Hurt Our Financial Performance.

     Complex products, such as those we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. For instance, during late 2000, we were informed that certain Luminent transceivers sold to Cisco were experiencing field failures. Through discussions with Cisco through September 2001, Luminent’s management agreed to replace the failed units, which we believe resolves this issue. We expect the ultimate replacement of these failed transceivers will cost approximately $3.6 million, which has been fully reserved. As of March 31, 2003, we had a remaining obligation to replace approximately $2.9 million additional transceivers. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

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

Adjustments To The Size Of Our Operations May Require Us To Incur Unanticipated Costs.

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

We Face Risks From Our International Operations.

     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the three months ended March 31, 2003 and 2002 and for the years ended December 31, 2002:

	Three Months Ended		For The Years Ended

	Mar. 31,	Mar. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2002	2001	2000

Percentage of total revenue from foreign sales	75%	71%	74%	67%	63%

     We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. Luminent has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both Luminent and we make sales of our products in the People’s Republic of China. Our total sales in the People’s Republic of China amounted to approximately $18.2 million, $10.4 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

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

     There has been a recent outbreak of severe acute respiratory syndrome, or SARS, in southern China and elsewhere in Southeast Asia. This outbreak is being investigated by the World Health Organization, among other health agencies. We are continuing to monitor the possible implications of the SARS outbreak but at this time it is difficult to quantify the potential impact on our business. For example, the SARS outbreak could result in quarantines or closures to our factories in Taiwan if our employees are infected with SARS and ongoing concerns regarding SARS, particularly its effect on travel, could negatively impact our China-based customers and our business and operating results.

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

We May Be Harmed By Our Failure To Pursue Acquisitions And If We Do Pursue Acquisitions Harm Could Result.

     An important element of our strategy has been to review acquisition prospects that would complement our existing operations and products, augment our market coverage and distribution ability or enhance our technological capabilities. Since the end of 2000, we have not made any acquisitions of businesses or product lines and we have no plans to do so in the foreseeable future. The networking business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. If we do choose to pursue acquisitions, they could have a material adverse effect on our business, financial condition and results of operations because of the following:

-	possible charges to operations for purchased technology and restructuring similar to those we incurred in connection with our acquisition of Xyplex in 1998;

-	potentially dilutive issuances of equity securities;

-	incurrence of debt and contingent liabilities;

-	incurrence of amortization expenses and impairment charges related to goodwill and other intangible assets and deferred stock expense similar to those arising with the acquisitions of Fiber Optic Communications, Optronics, Quantum Optech, Jolt and AstroTerra in 2000;

-	difficulties assimilating the acquired operations, technologies and products;

-	diversion of management’s attention to other business concerns;

-	risks of entering markets in which we have no or limited prior experience;

-	potential loss of key employees of acquired organizations; and

-	difficulties in honoring commitments made to customers by management of the acquired entity prior to the acquisition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

11.1	Computation of per share earnings – See Note 1 of Notes to Unaudited Condensed Financial Statements.

     (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2003.

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Shay Gonen Shay Gonen Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of MRV Communications, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on May 14, 2003, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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