Form 10-Q
period 2003-06-30
MRV COMMUNICATIONS INC
filed 2003-08-13
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from ______________ to _____________

Commission file number 0-25678

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	06-1340090 (I.R.S. Employer identification No.)

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

     As of August 1, 2003, there were 104,383,549 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.

Form 10-Q, June 30, 2003

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

          In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the three and six months then ended.

MRV Communications, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(Unaudited)
Net revenue	$61,958	$61,627	$113,075	$124,045
Cost of goods sold	42,133	40,723	78,647	83,828

Gross profit	19,825	20,904	34,428	40,217
Operating costs and expenses:
Product development and engineering	6,890	14,425	15,626	30,045
Selling, general and administrative	16,695	24,320	28,600	47,859
Amortization of intangibles	3	29	16	57

Total operating costs and expenses	23,588	38,774	44,242	77,961

Operating loss	(3,763)	(17,870)	(9,814)	(37,744)
Other expense, net	5,445	76	5,404	9,954

Loss before minority interest, provision for taxes and cumulative effect of an accounting change	(9,208)	(17,946)	(15,218)	(47,698)
Minority interest	66	(3)	28	102
Provision for taxes	493	856	921	1,042

Loss before cumulative effect of an accounting change	(9,767)	(18,799)	(16,167)	(48,842)
Cumulative effect of an accounting change	—	—	—	(296,355)

Net loss	$(9,767)	$(18,799)	$(16,167)	$(345,197)

Earnings per share:
Basic and diluted loss per share:
Loss before cumulative effect of an accounting change	$(0.10)	$(0.21)	$(0.16)	$(0.56)
Cumulative effect of an accounting change	$—	$—	$—	$(3.38)
Net loss	$(0.10)	$(0.21)	$(0.16)	$(3.94)
Weighted average number of shares:
Basic and diluted	101,383	90,319	100,163	87,570

          The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,608	$100,618
Short-term marketable securities	1,646	11,738
Time deposits	2,011	2,789
Accounts receivable, net	54,275	50,965
Inventories	35,934	32,695
Other current assets	6,048	11,283

Total current assets	186,522	210,088
Property and equipment, net	29,984	35,169
Goodwill	30,321	29,740
Intangibles	119	135
Long-term marketable securities	1,543	1,447
Deferred income taxes	3,151	2,637
Investments	3,063	3,063
Other assets	2,978	2,524

	$257,681	$284,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term obligations	$3,176	$7,393
Convertible subordinated notes due June 2003	—	32,418
Accounts payable	45,901	41,308
Accrued liabilities	24,157	31,542
Deferred revenue	3,693	3,950
Other current liabilities	3,248	2,289

Total current liabilities	80,175	118,900
Long-term debt	344	390
Convertible notes due June 2008	23,000	—
Other long-term liabilities	4,159	3,666
Minority interest	7,237	7,371
Commitments and contingencies

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 1,000 shares, no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized – 160,000 shares
Issued – 103,215 shares in 2003 and 100,132 shares in 2002
Outstanding – 103,077 shares in 2003 and 98,965 shares in 2002	175	168
Additional paid-in capital	1,149,725	1,149,635
Accumulated deficit	(993,609)	(977,442)
Deferred stock expense, net	(1,225)	(5,047)
Treasury stock, 1,305 shares in 2003 and 1,167 shares in 2002	(1,352)	(1,207)
Accumulated other comprehensive loss	(10,948)	(11,631)

Stockholders’ equity	142,766	154,476

	$257,681	$284,803

          The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended

	June 30,	June 30,
	2003	2002

	(Unaudited)
Cash flows from operating activities
Net loss	$(16,167)	$(345,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,430	7,629
Amortization of deferred stock expense, net of forfeited options	(7,546)	11,507
Provision for doubtful accounts	841	512
Deferred income taxes	(514)	(405)
Loss (gain) on extinguishment of debt	5,438	(3,755)
Cumulative effect of an accounting change	—	296,355
Loss on termination of interest rate swap	—	3,198
Loss on disposition of property and equipment	168	171
Impairment of cost and equity method investments	—	7,603
Loss on equity method subsidiaries	—	2,976
Minority interests’ share of loss	(134)	(240)
Changes in operating assets and liabilities
Time deposits	778	1,272
Accounts receivable	(4,151)	5,738
Inventories	(3,239)	8,866
Other assets	4,831	1,769
Accounts payable	4,593	(1,135)
Accrued liabilities	(7,385)	(6,352)
Deferred revenue	(257)	308
Other current liabilities	1,452	1,887

Net cash used in operating activities	(14,862)	(7,293)
Cash flows from investing activities
Purchases of property and equipment	(1,496)	(5,659)
Proceeds from sale of property and equipment	99	137
Cash paid for the purchase of minority interest	(581)	—
Proceeds from maturity of investments	9,996	4,694

Net cash provided by (used in) investing activities	8,018	(828)

MRV Communications, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended

	June 30,	June 30,
	2003	2002

	(Unaudited)
Cash flows from financing activities
Net proceeds from issuance of common stock	13	134
Net proceeds from issuance of 5% convertible notes due June 2008	22,950	—
Payment on 5% convertible subordinated notes due June 2003	(26,522)	—
Payment for termination of interest rate swap	—	(3,198)
Borrowings on short-term obligations	27,529	32,634
Payments on short-term obligations	(31,235)	(37,081)
Borrowings on long-term obligations	18	—
Payments on long-term obligations	(457)	(50,442)
Purchase of treasury stock	(145)	(23)

Net cash used in financing activities	(7,849)	(57,976)
Effect of exchange rate changes on cash and cash equivalents	683	(2,940)

Net decrease in cash and cash equivalents	(14,010)	(69,037)
Cash and cash equivalents, beginning of period	100,618	164,676

Cash and cash equivalents, end of period	$86,608	$95,639

          The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

June 30, 2003

1.	Earnings (Loss) Per Share and Stock-Based Compensation

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 13.1 million shares and 12.6 million shares for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 and MRV’s outstanding 5% Convertible Notes issued June 2003 were not included in the computation of loss per share as they are anti-dilutive.

     Stock-Based Compensation

          MRV accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

          SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three and six months ended June 30, 2003 and 2002 would have increased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss, as reported	$(9,767)	$(18,799)	$(16,167)	$(345,197)
Additional compensation expense determined under the fair value based method	(6,080)	(6,194)	(12,081)	(12,388)

Pro forma net loss	$(15,847)	$(24,993)	$(28,248)	$(357,585)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.10)	$(0.21)	$(0.16)	$(3.94)

Basic and diluted net loss per share – pro forma	$(0.16)	$(0.28)	$(0.28)	$(4.08)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 104% for 2003 and 2002, (iii) expected lives of 4 to 6 years for all periods, (iv) and risk-free interest rates ranging from 2.69% to 6.73% for all periods.

          Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense was generated during 2001 and 2000 acquisitions and stock options granted to Luminent’s former President and its former Chief Financial Officer. For the three and six months ended June 30, 2003, MRV recognized income from recapturing accelerated deferred stock expense due to terminations that amounted to $3.1 million and $7.5 million, respectively. For the three and six months ended June 30, 2002, amortization of deferred stock expense that amounted to $6.2 million and $12.0 million, respectively.

2.	Segment Reporting and Geographical Information

          MRV divides and operates its business based on three segments: the networking group, the optical components group and development stage enterprise group. The networking group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The optical components group designs, manufactures and distributes optical components and optical subsystems. The development stage enterprise group that MRV has created or invested in is developing optical components, subsystems and networks and products for the infrastructure of the Internet. Segment information is therefore being provided on this basis, which differs from prior period presentations.

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

          Business segment revenues for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Networking group	$53,904	$44,797	$95,704	$87,372
Optical components group	8,541	16,837	18,457	36,680
Development stage enterprise group	—	—	—	—

	62,445	61,634	114,161	124,052
Inter-segment	(487)	(7)	(1,086)	(7)

	$61,958	$61,627	$113,075	$124,045

          Revenues by product line for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Optical passive components	$4,050	$8,685	$7,532	$15,326
Optical active components	8,667	12,850	18,110	28,492
Switches and routers	20,934	11,689	32,239	24,412
Remote device management products	3,728	4,734	7,125	8,635
Network physical infrastructure equipment	12,136	12,947	24,596	27,383
Services	4,696	6,412	9,583	11,106
Other networking products	7,747	4,310	13,890	8,691

	$61,958	$61,627	$113,075	$124,045

          As of and for three months ended June 30, 2003, one customer accounted for approximately 17% of accounts receivable and 13% of revenues, respectively. For the six months ended June 30, 2003 and the three and six months ended June 30, 2002, MRV had no single customer that accounted for more than 10% of revenues. As of December 31, 2002, MRV had no single customer that accounted for more than 10% of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.

          A summary of external revenue by region for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

United States	$11,543	$18,316	$24,241	$36,548
Europe	46,624	35,834	82,143	73,078
Asia Pacific	3,207	7,127	6,032	13,746
Other	584	350	659	673

	$61,958	$61,627	$113,075	$124,045

          Business segment operating income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Networking group	$1,032	$(6,138)	$(403)	$(16,896)
Optical components group	(2,757)	(4,146)	(5,248)	(5,921)
Development stage enterprise group	(2,038)	(7,586)	(4,163)	(14,927)

	$(3,763)	$(17,870)	$(9,814)	$(37,744)

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

           MRV accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2003 and December 31, 2002, short-term investments consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. As defined by SFAS No. 115, MRV has classified these investments in debt securities as “held-to-maturity” investments and all investments are recorded at their amortized cost basis, which approximated their fair market value at June 30, 2003 and December 31, 2002.

4.	Inventories

     Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	6,787	8,058
Work in process	8,380	5,867
Finished goods	20,767	18,770

	$35,934	$32,695

5.	Restructuring costs

          From November 9, 2000 through December 28, 2001, MRV owned approximately 92% of Luminent, Inc. and approximately 8% of Luminent’s shares were publicly traded. During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. MRV expects these actions to realign the business based on current and near-term growth rates. MRV expects that all actions stemming from the restructuring plan to be completed by the end of year 2003.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through June 30, 2003, bringing Luminent’s total workforce to approximately 460 employees as of June 30, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of June 30, 2003 is as follows (in thousands):

		Closed and		Employee
	Asset	Abandoned	Purchase	Severance
	Impairments	Facilities	Commitments	Costs	Total

Original provision	$10,441	$2,405	$6,173	$1,281	$20,300
Utilized	(10,441)	(615)	(1,987)	(847)	(13,890)
Adjustments	—	—	(1,474)	(434)	(1,908)

Balance, December 31, 2002	—	1,790	2,712	—	4,502
Utilized	—	(1,568)	(843)	—	(2,411)
Adjustments	—	604	(937)	—	(333)

Balance, June 30, 2003	$—	$826	$932	$—	$1,758

          Through June 30, 2003, MRV reduced $2.4 million in purchase commitments related to future liabilities based on current negotiations with vendors and its fulfillment of purchase commitments for inventory and equipment that MRV previously reserved. This resulted in the reversal of $399,000 and $937,000 in cost of goods sold for the three and six months ended June 30, 2003, respectively, and $1.1 million for the six months ended June 30, 2002. MRV did not reverse any amounts in cost of goods sold for the three months ended June 30, 2002.

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

7.	Long-Term Debt and Convertible Subordinated Notes

          In June 2003, MRV completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008 (the “2003 Notes”), to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into shares of MRV’s common stock at a conversion price of $2.32 per share. MRV plans to use the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital.

          During the six months ended June 30, 2003, MRV acquired $5.9 million principal amount of 5% Convertible Subordinated Notes due in June 2003 that MRV had issued in June 1998 (the “1998 Notes”) in exchange for MRV’s issuance of 4.2 million shares of its common stock to the holders of the 1998 Notes. Additionally, during the six months ended June 30, 2003, MRV acquired $500,000 principal amount of 1998 Notes in exchange for $502,000, which MRV paid to the holder in cash. MRV repaid the principal balance and accrued interest on the 1998 Notes, aggregating $26.7 million, on June 15, 2003, the maturity date of the 1998 Notes. During the six months ended June 30, 2002, MRV acquired $28.3 million principal amount of 1998 Notes in exchange for MRV’s issuance of 7.8 million shares of its common stock to the holders of the 1998 Notes. In connection therewith, MRV realized a loss that amounted to $5.4 million for the six months ended June 30, 2003 and a gain that amounted to $3.8 million, net of associated taxes, for the six months ended June 30, 2002. MRV retired all Notes acquired. Additionally, in February 2002, MRV paid off a $50.0 million term loan.

8.	Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. For the six months ending June 30, 2003, MRV repurchased 138,000 shares of its common stock at a cost of $145,000. Total share repurchases under this program as of June 30, 2003 were 1,305,000 shares of common stock at a cost of $1.2 million.

9.	Comprehensive Income (Loss)

          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss	$(9,767)	$(18,799)	$(16,167)	$(345,197)
Realized loss on interest rate swap	—	—	—	3,198
Foreign currency translation	1,040	(1,374)	683	(3,406)

	$(8,727)	$(20,173)	$(15,484)	$(345,405)

10.	Recent Accounting Pronouncements

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for MRV on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. MRV is currently evaluating the impact upon adoption of FIN 46, but does not expect that its adoption will not have a material impact on its results of operations or its financial position.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MRV adopted this statement and its adoption did not have a material impact on its financial position, results of operations or cash flows (see Note 1, Earnings (Loss) Per Share and Stock-Based Compensation - Earnings (Loss) Per Share).

11.	Supplemental Statement of Cash Flow Information (in thousands)

	June 30,	June 30,
	2003	2002

Cash paid during the period for interest	$1,350	$2,645

Cash paid during the period for taxes	$922	$1,414

          During the six months ended June 30, 2003, MRV exchanged $5.9 million principal amount of 1998 Notes in exchange for 4.2 million shares of its common stock. During the six months ended June 30, 2002, MRV exchanged $28.3 million principal amount of 1998 Notes in exchange for 7.8 million shares of its common stock. These non-cash transactions have been excluded from the accompanying statements of cash flows.

12.	Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report. In addition to historical information, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date of this Report.

Overview

               We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. Our optical components group designs, manufactures and sell optical communications components, primarily through our wholly owned subsidiary Luminent, Inc. These components include fiber optic transceivers, discrete lasers and laser emitting diodes, or LEDs, as well as components for Fiber-to-the-Home, or FTTH, applications.

          We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators. We have operations in Europe that provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as our products. Such specialization enhances access to customers and allows us to penetrate targeted vertical and regional markets.

          We were organized in July 1988 as MRV Technologies, Inc., a California corporation and reincorporated in Delaware in April 1992, at which time we changed our name to MRV Communications, Inc.

          We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Our operating costs and expenses generally consist of product development and engineering costs, or R&D, selling, general and administrative costs, or SG&A, and other operating related costs and expenses.

           Revenues for the six months ended June 30, 2003 were $113.1 million, compared to $124.0 million for the six months ended June 30, 2002, a decrease of 9%. We reported a net loss of $16.2 million and $345.2 million for the six months ended June 30, 2003 and 2002, respectively. A significant portion of the loss for the three and six months ended June 30, 2002, was due to charges for impairment of goodwill and other intangibles recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Accounting for Goodwill and Other Intangible Assets,” amortization of goodwill and other intangibles and deferred stock expense related to our acquisitions in 2000 and the employment arrangements that we entered into with Luminent’s Chief Financial Officer in 2000. We expect to continue to amortize deferred stock expense through 2004. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change in 2002. As a consequence of the current economic environment and potential impairment charges, we do not expect to report net income in the foreseeable future.

          We divide and operate our business based on three segments: the networking group, the optical components group and development stage enterprise group. We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (expense). The networking and optical components groups consist of substantially all of our overall revenue. The development stage enterprise group develops optical components, subsystems and networks and products for the infrastructure of the Internet.

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, France, Finland, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended June 30, 2003 and 2002, foreign revenues constituted 81%, and 70%, respectively, of our revenues. For the six months ended June 30, 2003 and 2002, foreign revenues constituted 79% and 71%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

          Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates our deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that our deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Restructuring costs

          From November 9, 2000 through December 28, 2001, we owned approximately 92% of Luminent, Inc. and approximately 8% of Luminent’s shares were publicly traded. During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. We expect these actions to realign the business based on current and near-term growth rates. We expect that all action stemming from the restructuring plan to be completed by the end of 2003.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through June 30, 2003, bringing Luminent’s total workforce to approximately 460 employees as of June 30, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of June 30, 2003 is as follows (in thousands):

		Closed and		Employee
	Asset	Abandoned	Purchase	Severance
	Impairments	Facilities	Commitments	Costs	Total

Original provision	$10,441	$2,405	$6,173	$1,281	$20,300
Utilized	(10,441)	(615)	(1,987)	(847)	(13,890)
Adjustments	—	—	(1,474)	(434)	(1,908)

Balance, December 31, 2002	—	1,790	2,712	—	4,502
Utilized	—	(1,568)	(843)	—	(2,411)
Adjustments	—	604	(937)	—	(333)

Balance, June 30, 2003	$—	$826	$932	$—	$1,758

          Through June 30, 2003, we reduced $2.4 million in purchase commitments related to future liabilities based on current negotiations with vendors and our fulfillment of purchase commitments for inventory and equipment that we previously reserved. This resulted in our reversal of $399,000 and $937,000 in cost of goods sold for the three and six months ended June 30, 2003, respectively, and $1.1 million for the six months ended June 30, 2002. We did not reverse any amounts in cost of goods sold for the three months ended June 30, 2002.

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

Results of Operations

          The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(Unaudited)
Net revenue	100%	100%	100%	100%
Cost of goods sold	68	66	70	68
Gross profit	32	34	30	32
Operating costs and expenses:
Product development and engineering	11	23	14	24
Selling, general and administrative	27	39	25	39
Amortization of intangibles	—	—	—	—
Total operating costs and expenses	38	63	39	63
Operating loss	(6)	(29)	(9)	(30)
Other expense, net	9	—	5	8
Loss before minority interest, provision for taxes and cumulative effect of an accounting change	(15)	(29)	(13)	(38)
Minority interest	—	—	—	—
Provision for taxes	1	1	1	1
Loss before cumulative effect of an accounting change	(16)	(31)	(14)	(39)
Cumulative effect of an accounting change	—	—	—	(239)
Net loss	(16)	(31)	(14)	(278)

          The following management discussion and analysis refers to and analyzes our results of operations into three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended June 30, 2003 (“2003”) Compared
To Three Months Ended June 30, 2002 (“2002”)

     Revenue

          Revenues for 2003 increased $331,000, or less than 1%, to $62.0 million from $61.6 million for 2002. The increase was primarily due to improved performance in our European markets and more specifically our switches and routers business. For 2003, 54% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 36% during 2002. Our revenues by segments for 2003 and 2002 were as follows (in thousands):

	2003	2002

Networking group	$53,904	$44,797
Optical components group	8,541	16,837
Development stage enterprise group	—	—

	62,445	61,634
Adjustments(1)	(487)	(7)

	$61,958	$61,627

          (1) Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $9.1 million, or 20%, to $53.9 million for 2003 as compared to $44.8 million for 2002. The increase is due to increases in sales of switches and routers and other networking products. External revenues generated from sales of switches and routers increased $9.2 million, or 79%, to $20.9 million for 2003 as compared to $11.7 million for 2002. External revenues generated from sales of switches and routers are heavily dependent on our international offices. The increase in sales of switches and routers is principally due to completing a large order in one of our European offices for a major European telecommunications carrier that totaled approximately $8.0 million for 2003. External revenues generated from sales of our remote device management products decreased $1.0 million, or 21%, to $3.7 million for 2003 as compared to $4.7 million for 2002. External revenues generated from sales of our network physical infrastructure products decreased by $811,000, or 6%, to $12.1 million for 2003 as compared to $12.9 million for 2002. External revenues from sales of our other networking products, which include defense, aerospace and other applications, including cellular communications, increased $3.4 million, or 80%, during 2003 to $7.7 million from $4.3 million for 2002. We attribute the increase in our overall external revenues to an increased number of governmental projects and improved penetration into the markets served by these products.

           Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, Luminent. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Home applications, or FTTH. Revenues, including inter-segment revenue, generated from our optical components group decreased $8.3 million, or 49%, to $8.5 million for 2003 as compared to $16.8 million for 2002. We attribute the decrease in optical components revenue to the current slowdown in the deployment of FTTH projects. External revenues generated from optical passive components decreased $4.6 million, or 53%, to $4.1 million for 2003 as compared to $8.7 million for 2002. The decrease in revenues from sales of in optical passive components is primarily due to the loss of revenues from our divestiture of FOCI Fiber Optic Communications, Inc., or FOCI, and Quantum Optech, Inc., or QOI, in October 2002 that amounted to $3.6 million in 2002, in addition to decreases in our sales of these components through our remaining offices. External revenue generated from optical active components decreased $4.2 million, or 33%, to $8.7 million for 2003 as compared to $12.9 million for 2002. We attribute the decrease in revenues from optical active components to a sector-wide oversupply, which has significantly impacted adversely the average selling prices of these components.

          Development Stage Enterprise Group. No significant revenues were generated by these entities for 2003 and 2002.

     Gross Profit

          Gross profit for 2003 was $19.8 million, compared to gross profit of $20.9 million for 2002. Gross profit decreased $1.1 million, or 5%, in 2003 compared to 2002. For 2003, gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.1 million, while 2002 includes deferred stock expense of $1.1 million.

          Our gross margin decreased to 32% for 2003, compared to gross margin of 34% for 2002. We attribute the decrease in our gross margin to a change in the composition of our product revenues, increased competition and continuing downward pressure on the average selling prices of our products due to the current adverse economic environment.

          Networking Group. Gross profit for 2003 was $18.7 million, compared to gross profit of $16.7 million for 2002. Gross profit increased $2.1 million, or 12%, in 2003 compared to 2002. Gross margins decreased to 35% for 2003, compared to gross margin of 37% for 2002. For 2003, the networking group’s gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amount to $1.1 million, while 2002 includes deferred stock expense of $808,000. Changes in deferred stock expenses accounted for $2.0 million of the increase in gross profit. We attribute the remaining increase in gross profit to the effects of improved operating efficiencies and cost cutting efforts.

          Optical Components Group. Gross profit for 2003 was $1.1 million, compared to gross profit of $4.2 million for 2002. Gross profit decreased $3.1 million, or 74%, in 2003 compared to 2002. Gross margins decreased to 13% for 2003, compared to gross margin of 25% for 2002. For 2003 and 2002, the optical components group’s gross profit includes deferred stock expense totaling $4,000 and $289,000, respectively. Gross profit decreased due to the sale of FOCI and QOI in October 2002, which contributed gross profit totaling $811,000 in 2002, along with increased competition and continued market contraction resulting in lower average selling prices.

          Development Stage Enterprise Group. No significant gross margins were produced by these entities for 2003 and 2002.

     Operating Costs and Expenses

          Operating costs and expenses were $23.6 million, or 38% of revenues, for 2003, compared to $38.8 million, or 63% of revenues, for 2002. Operating costs and expenses decreased $15.2 million, or 39%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.9 million, while 2002 includes $5.1 million in deferred stock expense. Changes in deferred stock expenses accounted for $7.0 million of the decrease in our operating costs and expenses. We attribute the remaining decrease in operating costs and expenses to our overall cost saving efforts to align these costs with current operations. We reduced spending in product development and engineering, selling and general and administrative expenses.

           Networking Group. Operating costs and expenses for 2003 were $17.7 million, or 33% of revenues, for 2003, compared to $22.8 million, or 51% of revenues, for 2002. Operating costs and expenses decreased $5.1 million, or 22%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $2.1 million, while 2002 includes $2.3 million in deferred stock expense. Changes in deferred stock expenses accounted for $4.4 million of the decrease in our operating costs and expenses. We attribute the remaining decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering and general and administrative expense, while slightly increasing spending for selling and marketing efforts.

          Optical Components Group. Operating costs and expenses for 2003 were $3.8 million, or 45% of revenues, for 2003, compared to $8.4 million, or 50% of revenues, for 2002. Operating costs and expenses decreased $4.5 million, or 54%, in 2003 compared to 2002. Operating costs and expenses include deferred stock expense that amounted to $132,000 and $2.8 million for 2003 and 2002, respectively. FOCI and QOI contributed $1.8 million in operating costs and expenses in 2002. Changes in deferred stock expenses accounted for $2.6 million of the decrease in our operating costs and expenses. We attributed the remaining decrease in our operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development Stage Enterprise Group. Operating costs and expenses for 2003 were $2.0 million for 2003, compared to $7.6 million for 2002. Operating costs and expenses decreased $5.5 million, or 73%, in 2003 compared to 2002. We attribute the decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current development activities.

     Operating Loss

          We reported an operating loss of $3.8 million, or 6% of revenues, for 2003 compared to $17.9 million, or 29% of revenues, for 2002. We reduced our operating loss by $14.1 million, or 70%, in 2003 compared to 2002. This improvement is the result of our cost reduction efforts and the realignment of our costs and expense with current operations along with our improvement in gross profit. Our reduction in net loss was also positively impacted by income resulting from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Networking Group. Our networking group reported operating income of $1.0 million, or 2% of revenues, for 2003, compared to an operating loss of $6.1 million, or 14% of revenues, for 2002. This improvement is the result of our reduced spending for operating costs and expenses. Our results in 2003 were also positively impacted by income resulting from our reversal of deferred stock expenses in 2003 compared to reporting such expenses in 2002.

          Optical Components Group. Our optical components group reported an operating loss of $2.8 million, or 32% of revenues, for 2003, compared to $4.1 million, or 25% of revenues, for 2002. Our operating loss improved $1.4 million, or 34%, in 2003 compared to 2002. Our reduction in net loss was also positively impacted by income resulting from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $2.0 million for 2003, compared to $7.6 million for 2002. Our operating loss declined $5.5 million, or 73%, in 2003 compared to 2002. The decline is the result of a significant reduction in spending for operating costs and expenses.

     Amortization of Intangibles

          We recorded a $296.4 million cumulative effect of an accounting change in 2002, as the result of our adoption of SFAS No. 142 effective January 1, 2002. As a consequence of our adoption of SFAS No. 142, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and other intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. Of the $296.4 million cumulative effect of an accounting change, $84.6 million was associated with our networking group and $211.8 million was associated with our optical components group.

     Other Expense, Net

          In June 2003, we completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008 (the “2003 Notes”), to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into our common stock at a conversion price of $2.32 per share. We plan to use the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Interest expense relating to these notes was $83,000 for 2003.

          In June 1998, we issued $100.0 million principal amount of our 1998 Notes. On June 15, 2003, the balance of our outstanding 1998 Notes matured. During 2003, we retired $5.9 million principal amount of 1998 Notes 1998 Notes in exchange for the issuance of 4.2 million shares of our common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of our outstanding 1998 Notes matured and we repaid and retired them. For 2003, we recognized a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. During 2002, we retired $4.0 million principal amount of 1998 Notes in exchange for 1.4 million shares of our common stock to the holders of the 1998 Notes. During 2002, we recognized a gain of $393,000 in connection with the extinguishment of debt. We incurred $351,000 and $923,000 in interest expense relating to the 1998 Notes for 2003 and 2002, respectively.

          During 2003, other expense, net totaling $5.4 million, represented our loss on the extinguishment of debt and interest expense, partially offset by interest income on cash and investments. We account for certain unconsolidated subsidiaries using the cost and equity methods. During 2002, we reported $1.3 million from our share of losses from our equity method investments.

     Provision For Taxes

          We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions. For 2003 and 2002, there was no benefit provided for net operating losses.

Six Months Ended June 30, 2003 (“2003”) Compared
To Six Months Ended June 30, 2002 (“2002”)

     Revenue

          Revenues for 2003 decreased $11.0 million, or 9%, to $113.1 million from $124.0 million for 2002. We attribute the decrease in our revenues to continuing weakness in the optional components market and our divestiture of FOCI and QOI which accounted for $8.3 million of our revenues in 2002. This decrease in our revenues was partially offset by an increase in our switches and routers business. For 2003, 49% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 36% during 2002. Our revenues by segments for 2003 and 2002 were as follows (in thousands):

	2003	2002

Networking group	$95,704	$87,372
Optical components group	18,457	36,680
Development stage enterprise group	—	—

	114,161	124,052
Adjustments(1)	(1,086)	(7)

	$113,075	$124,045

          (1) Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

          Networking Group. External revenues generated from our networking group increased $8.3 million, or 10%, to $95.7 million for 2003 as compared to $87.4 million for 2002. The increase is due to increases in sales of switches and routers and other networking products. External revenues generated from sales of switches and routers increased $7.8 million, or 32%, to $32.2 million for 2003 as compared to $24.4 million for 2002. External revenues generated from sales of switches and routers are heavily dependent on our international offices. The increase in sales of switches and routers is principally due to completing a large order in one of our European offices for a major European telecommunications carrier that totaled approximately $8.0 million for 2003. External revenues generated from sales of our remote device management products decreased $1.5 million, or 18%, to $7.1 million for 2003 as compared to $8.6 million for 2002. External revenues generated from sales of our network physical infrastructure products decreased $2.8 million, or 10%, to $24.6 million for 2003 as compared to $27.4 million for 2002. External revenues from sales of our other networking products increased $5.2 million, or 60%, during 2003 to $13.9 million from $8.7 million for 2002. We attribute the increase in external revenues to an increased number of governmental projects and improved penetration into the markets served by these products.

          Optical Components Group. Revenues, including inter-segment revenue, generated from sales of our optical components group decreased $18.2 million, or 50%, to $18.5 million for 2003 as compared to $36.7 million for 2002. We attribute the decrease in optical components revenue to the current slowdown in the deployment of FTTH projects and continuing weakness in the telecommunications market. External revenues generated from optical passive components decreased $7.8 million, or 51%, to $7.5 million for 2003 as compared to $15.3 million for 2002. The decrease in revenues from sales of optical passive components is primarily due to the loss of revenues from the divestiture of FOCI and QOI, in October 2002 that totaled $7.6 million in 2002, in addition to decreases in sales of these components through existing offices. External revenue generated from sales of optical active components decreased $10.4 million, or 36%, to $18.1 million for 2003 as compared to $28.5 million for 2002. We attributed the decrease in sales of optical active components to a sector-wide oversupply, which has significantly impacted adversely the average selling prices of these components.

          Development Stage Enterprise Group. No significant revenues were generated by these entities for 2003 and 2002.

     Gross Profit

          Gross profit for 2003 was $34.4 million, compared to gross profit of $40.2 million for 2002. Gross profit decreased $5.8 million, or 14%, in 2003 compared to 2002. For 2003, gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.1 million, while 2002 includes deferred stock expense of $2.3 million.

          Our gross margin decreased to 30% for 2003, compared to gross margin of 32% for 2002. We attributed the decrease in of gross margin to a change in the composition of our product revenues, increased competition and continuing downward pressure on average selling prices of our products due to the current adverse economic environment.

           Networking Group. Gross profit for 2003 was $32.0 million, compared to gross profit of $29.9 million for 2002. Gross profit increased $2.0 million, or 7%, in 2003 compared to 2002. Gross margins decreased to 33% for 2003, compared to gross margin of 34% for 2002. For 2003, the networking group’s gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.1 million, while 2002 includes deferred stock expense of $1.7 million. Changes in deferred stock expenses accounted for a $2.8 million increase in gross profit, offset by gross margin decreasing due to completing a large order in one of our European offices for a major European telecommunications carrier that generated lower than average gross margin.

          Optical Components Group. Gross profit for 2003 was $2.5 million, compared to gross profit of $10.3 million for 2002. Gross profit decreased $7.8 million, or 76%, in 2003 compared to 2002. Gross margins decreased to 13% for 2003, compared to gross margin of 28% for 2002. For 2003, the optical component’s group gross profit includes income from recapturing accelerated deferred stock expense due to terminations totaling $34,000, while 2002 includes deferred stock expense totaling $631,000. Gross profit decreased partially due to the sale of FOCI and QOI in October 2002, which contributed gross profit totaling $1.7 million in 2002, along with increased competition and continued market contraction resulting in lower average selling prices.

          Development Stage Enterprise Group. No significant gross margins were produced by these entities for 2003 and 2002.

     Operating Costs and Expenses

          Operating costs and expenses were $44.2 million, or 39% of revenues, for 2003, compared to $78.0 million, or 63% of revenues, for 2002. Operating costs and expenses decreased $33.7 million, or 43%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $6.4 million, while 2002 includes $9.6 million in deferred stock expense. Changes in deferred stock expenses accounted for $16.1 million of the decrease in our operating costs and expenses. We attribute the remaining decrease in operating costs and expenses to our overall cost saving efforts to align these costs with our current operations. We reduced spending in product development and engineering and general and administrative expenses.

          Networking Group. Operating costs and expenses for 2003 were $32.4 million, or 34% of revenues, for 2003, compared to $46.8 million, or 54% of revenues, for 2002. Operating costs and expenses decreased $14.5 million, or 31%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $6.6 million, while 2002 includes $5.1 million in deferred stock expense. Changes in deferred stock expenses accounted for $11.7 million of the decrease in our operating costs and expenses. We attribute the remaining decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in product development and engineering and general and administrative expenses, while slightly increasing our spending for sales and marketing efforts.

          Optical Components Group. Operating costs and expenses for 2003 were $7.7 million, or 42% of revenues, for 2003, compared to $16.2 million, or 44% of revenues, for 2002. Operating costs and expenses decreased $8.5 million, or 52%, in 2003 compared to 2002. Operating costs and expenses include deferred stock expense that amounted to $189,000 and $4.5 million for 2003 and 2002, respectively. FOCI and QOI contributed $4.1 million in operating costs and expenses in 2002. We attribute the decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development Stage Enterprise Group. Operating costs and expenses for 2003 were $4.2 million for 2003, compared to $14.9 million for 2002. Operating costs and expenses decreased $10.8 million, or 72%, in 2003 compared to 2002. We attribute the decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current development activities.

     Operating Loss

          We reported an operating loss of $9.8 million, or 9% of revenues, for 2003 compared to $37.7 million, or 30% of revenues, for 2002. We reduced our operating loss by $27.9 million, or 74%, in 2003 compared to 2002. This improvement is the result of our cost reduction efforts and the realignment of costs and expenses with current operations along with our improvement in gross profit. Our reduction in net loss was also positively impacted by income from deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Networking Group. Our networking group reported an operating loss of $402,000, or less than 1% of revenues, for 2003, compared to $16.9 million, or 19% of revenues, for 2002. We reduced our operating loss by $16.5 million, or 98%, in 2003 compared to 2002. This improvement is the result of our reduced spending for operating costs and expenses. Our results in 2003 were also positively impacted by income resulting from our reversal of deferred stock expenses in 2003 compared to reporting such expenses in 2002.

          Optical Components Group. Our optical components group reported an operating loss of $5.2 million, or 28% of revenues, for 2003, compared to $5.9 million, or 16% of revenues, for 2002. Our operating loss improved $673,000, or 11%, in 2003 compared to 2002. Our results in 2003 were also positively impacted by income resulting from our reversal of deferred stock expenses in 2003 compared to reporting such expenses in 2002.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $4.2 million for 2003, compared to $14.9 million for 2002. Our operating loss declined $10.8 million, or 72%, in 2003 compared to 2002. The decline is the result of a significant reduction in spending for operating costs and expenses.

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

     Other Expense, Net

          For information regarding our private placement in June 2003 of $23.0 million principal amount of 2003 Notes and the repayment and retirement at maturity on June 15, 2003 of the outstanding balance of our 1998 Notes, see “Three Months Ended June 30, 2003 (‘2003’) Compared To Three Months Ended June 30, 2002 (‘2002’) – Other Expense, Net.”

          During 2003, we retired $5.9 million principal amount of 1998 Notes in exchange for the issuance of 4.2 million shares of our common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of our outstanding 1998 Notes matured and we repaid and retired them. For 2003, we recognized a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. During 2002, we retired $4.0 million principal amount of 1998 Notes in exchange for 1.4 million shares of our common stock to the holders of the 1998 Notes. During 2002, we recognized a gain of $393,000 in connection with the extinguishment of debt. We incurred $809,000 and $2.0 million in interest expense relating to the 1998 Notes for 2003 and 2002, respectively.

          During 2003, other expense, net totaling $5.4 million, represented our loss on the extinguishment of debt and interest expense, partially offset by interest income on cash and investments. We account for certain unconsolidated subsidiaries using the cost and equity methods. During 2002, we reported impairment charges of $7.6 million on our cost and equity method investments, $2.5 million from our share of losses in these investments and interest expense of $3.2 million associated with the termination of our interest rate swap.

     Provision For Taxes

          We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. Our tax expense fluctuates primarily due to the tax jurisdictions where we currently have operating facilities and the varying tax rates in those jurisdictions. For 2003 and 2002, there was no benefit provided for net operating losses.

Recently Issued Accounting Standards

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for us on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject total majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We are currently evaluating the impact upon adoption of FIN 46, but we do not expect that its adoption will not have a material impact on our results of operations or our financial position.

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

Liquidity and Capital Resources

          We had cash and cash equivalents were $86.6 million as of June 30, 2003, a decrease of $14.0 million from the cash and cash equivalents of $100.6 million we had as of December 31, 2002. The decrease in cash and cash equivalent is primarily the result of our cash used in our operations and use to satisfy our term loan in January 2003 and repay our 1998 Notes, which matured in June 2003, partially offset by proceeds from maturities of our investments and the net proceeds from our sale in June 2003 of our 2003 Notes. The following table illustrates our current cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our 2003 Notes, as of June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Cash
Cash and cash equivalents	$86,608	$100,618
Short-term marketable securities	1,646	11,738
Time deposits	2,011	2,789
Long-term marketable securities	1,543	1,447

	91,808	116,592
Debt
Current portion of long-term debt	149	393
5% convertible subordinated notes due 2003	—	32,418
5% convertible notes due 2008	23,000	—
Short-term obligations	3,027	7,000
Long-term debt	344	390

	26,520	40,201

Excess cash versus debt	$65,288	$76,391

Ratio of cash versus debt (1)	3.5 to 1	2.9 to 1

          (1) Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

          Our working capital as of June 30, 2003 was $106.3 million compared to $91.2 million as of December 31, 2002. Our ratio of current assets to current liabilities as of June 30, 2003 was 2.3 to 1.0 compared to 1.8 to 1.0 as of December 31, 2002. The increase in working capital is primarily the result of our repayment of our 1998 Notes, which matured in June 2003 and were classified on our balance sheet at and since June 30, 2003 and were classified on our balance sheet at and since June 30, 2002 as a current liability, and the issuance of our 2003 Notes, which is classified on our balance sheet at June 30, 2003 as a non-current liability. As of June 30, 2003 and December 31, 2002, we did not have any “off-balance sheet” financing arrangements.

          Cash used in operating activities was $14.9 million for the six months ended June 30, 2003, as compared to cash used in operating activities of $7.3 million for the six months ended June 30, 2002. Cash used in operating activities is a result of our net operating loss of $16.2 million, adjusted for non-cash items such as the depreciation and amortization, deferred stock expense, cumulative effect of an accounting change, gains and losses on debt extinguishments and deferred income taxes. Decreased time deposits and other assets and increases in accounts payable and other current liabilities positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in accounts receivable and inventories and decreases in accrued liabilities. The increase in accounts receivable is due to a large order in Europe, in which, customers have a traditionally had a longer pay cycle than in other regions. The increases in inventory and accounts payable are primarily the result of production for orders to be complete during the third quarter of 2003. Decreases in accrued liabilities are the result of the continuing slowdown in the communications equipment industry and reductions in overall expenses.

          Cash flows generated from investing activities were $8.0 million for the six months ended June 30, 2003, compared to cash used in investing activities of $828,000 for the six months ended June 30, 2002. Cash flows generated from investing activities for the six months ended June 30, 2003 were the result of the maturity of short and long-term investments of $10.0 million and proceeds from the sale of property and equipment of $99,000, offset by capital expenditures of $1.5 million. As of June 30, 2003, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period resulted from the net cash used for capital expenditures investments in equity method subsidiaries and purchases of short-term and long-term investments.

           Cash flows used in financing activities were $7.8 million for the six months ended June 30, 2003, as compared to cash used in financing activities of $58.0 million for the six months ended June 30, 2002. Cash used in financing activities was primarily the result of our repayment of the remaining $26.0 million balance of our 1998 Notes, which matured on June 15, 2003, the net proceeds from our issuance of our 2003 Notes and net payments of $4.6 million on our short-term and long-term obligations. Cash flows used in financing activities in 2002 represent the cash paid on borrowings, payments to terminate an interest rate swap arrangement, offset by short-term borrowings and proceeds from the issuance of our common stock.

          In June 2003, we completed the sale of $23.0 million principal amount of our 2003 Notes to an institutional investor in a private placement pursuant to Regulation D under the Securities Act of 1933. These notes were issued pursuant to a Securities Purchase Agreement dated June 1, 2003, between the buyer and us. These notes have an annual interest rate of 5% and are convertible into our common stock at a conversion price of $2.32 per share. We plan to use the net proceeds from the sale of these notes for general corporate purposes and working capital.

          In June 1998, we issued $100.0 million principal amount of our 1998 Notes in a private placement raising net proceeds of $96.4 million. During the six months ended June 30, 2003, we acquired $5.9 million in principal amount of these notes in exchange for our issuance of 4.2 million shares of our common stock to the holders of the 1998 Notes. Additionally, during the six months ended July 30, 2003, we acquired $500,000 in principal amount of these notes in exchange for $502,000 in cash. During the six months ended June 30, 2002, we acquired $28.3 million in principal amount of these notes in exchange for our issuance of 7.8 million shares of our common stock to the holders of these notes. At maturity on June 15, 2003, we repaid in full the $26.0 million outstanding balance of our outstanding 1998 Notes using cash on-hand.

          The following table illustrates our total contractual cash obligations as of June 30, 2003 (in thousands):

		Less than 1
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years

Short-term obligations	$3,027	$3,027	$—	$—	$—
Long-term debt	493	118	278	97	—
5% convertible notes	23,000	—	—	23,000	—
Unconditional purchase obligations	5,346	5,334	12	—	—
Operating leases	26,760	7,989	8,845	5,267	4,659

Total contractual cash obligations	$58,626	$16,468	$9,135	$28,364	$4,659

          Our total contractual cash obligations as of June 30, 2003, were $58.6 million, of which, $16.5 million were due by June 30, 2004. These total contractual cash obligations primarily consist of short-term obligations including our 5% convertible notes, long-term financing obligations, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

          Our unconditional purchase obligations are to secure the necessary raw materials and components required for production of our products. As part of Luminent’s restructure plan (see our discussion above and the Notes to our Financial Statements), there is a remaining obligation totaling $932,000 for unconditional purchase obligations and Luminent continues in negotiations seeking to cancel or renegotiate contracts that it no longer requires as a consequence of the significantly reduced orders for its optical components and its sales projections. The remaining purchase commitments are part of our ordinary course of business.

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

We Incurred Net Losses For The Six Months Ended June 30, 2003 and 2002 And For The Years Ended December 31, 2002, 2001 And 2000, Primarily As A Result Of The Impairment And Amortization Of Goodwill And Other Intangibles And Deferred Stock Expense From Recent Acquisitions. We Expect To Continue To Incur Net Losses For The Foreseeable Future.

          We reported net losses of $16.2 million and $345.2 million for the six months ended June 30, 2003 and 2002, respectively, and $479.8 million, $326.4 million and $153.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. A major contributing factor to the net losses was the cumulative effect of an accounting change and the impairment of goodwill and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the amortization of goodwill and intangibles and deferred stock expense related to our acquisitions during 2000 of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics International and the employment arrangements we made in 2000 with the former President and Chief Financial Officer of Luminent. We will continue to record deferred stock expense relating to these acquisitions through 2004. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead we measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change during 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million during 2002. We will continue to perform our annual impairment review as of October 1st each year. We expect to record impairment charges in the future from time to time as a result of this standard. As a consequence of the current economic environment and potential impairment charges, we do not expect to report net income in the foreseeable future.

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

Defects In Our Products Resulting From Their Complexity Or Otherwise Could Hurt Our Financial Performance.

          Complex products, such as those we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. For instance, during late 2000, we were informed that certain Luminent transceivers sold to Cisco were experiencing field failures. Through discussions with Cisco through September 2001, Luminent’s management agreed to replace the failed units, which we believe resolves this issue. We expect the ultimate replacement of these failed transceivers will cost approximately $3.6 million, which has been fully reserved. As of June 30, 2003, we had a remaining obligation to replace approximately $2.9 million additional transceivers. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

We Face Risks In Reselling The Products Of Other Companies.

          We are distributing the products of other companies. To the extent we succeed in reselling the products of these companies, or products of other vendors with which we may enter into similar arrangements, we may be required by customers to assume warranty and service obligations. While these suppliers have agreed to support us with respect to those obligations, if they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. This risk is amplified by the fact that the equipment has been designed and manufactured by others, and is thus subject to warranty claims whose magnitude we are currently unable to fully evaluate.

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

Our 2003 Notes Provide For Various Events Of Default That Would Entitle The Holders To Require Us To Immediately Repay The Outstanding Principal Amount, Plus Accrued And Unpaid Interest, In Cash.

          On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:

-	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

-	the effectiveness of the registration statement, registering for resale the shares of our common stock issuable upon conversion of the 2003 Notes lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

-	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

-	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

-	we fail to deliver shares of our common stock to the holder within 12 business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

-	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within 10 days;

-	failure by us for 10 days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to

•	incur any form of unsecured indebtedness in excess of $17 million, plus obligations arising from the sale of receivables with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

•	repurchase our common stock for an aggregate amount in excess of $5,000,000; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

•	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;

-	we breach provisions of the 2003 Notes prohibiting us from either issuing

•	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

•	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;

-	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

-	we become bankrupt or insolvent.

          If an event of default occurs, any holder of the 2003 Notes can elect to require us to pay the outstanding principal amount, together with all accrued and unpaid interest.

          Some of the events of default include matters over which we may have some, little or no control. If a default occurs and we do not pay the amounts payable under the 2003 Notes in cash (including any interest on such amounts and any applicable default interest under the 2003 Notes), the holders of the 2003 Notes may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the 2003 Notes. Any default under the 2003 Notes could have a material adverse effect on our business, operating results and financial condition or on the market price of our common stock.

In The Event Of A Change Of Control, Holders Of The 2003 Notes Have The Option To Require Immediately Repayment Of The 2003 Notes At A Premium And This Right Could Prevent A Takeover Otherwise Favored By Stockholders.

          In the event of our “Change of Control,” which essentially means someone acquiring or merging with us, each holder of 2003 Notes has the right to require us to redeem the 2003 Notes in whole or in part at a redemption price of 105% of the principal amount of the 2003 Notes, plus accrued and unpaid interest or if the amount is greater, an amount equal to the number of shares issuable upon conversion of the 2003 Notes based on the conversion price at the date the holder gives us notice of redemption, multiplied by the average of the weighted average prices of our common stock during the five days immediately proceeding that date. If a Change of Control were to occur, we might not have the financial resources or be able to arrange financing on acceptable terms to pay the redemption price for all the 2003 Notes as to which the purchase right is exercised. Further, the existence of this right in favor of the holders may discourage or prevent someone from acquiring or merging with us.

Sales Of Substantial Amounts Of Our Shares By The Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

          Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.5% of the outstanding shares of our common stock on August 1, 2003 (or 8.7% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

Our Stock Price Might Suffer As A Consequence Of Our Investments In Affiliates.

          In the past, we created several start-up companies and formed independent business units in the optical technology and Internet infrastructure areas. While most of these activities have ceased, we account for these investments in affiliates according to the equity or cost methods as required by accounting principles generally accepted in the United States. The market value of these investments may vary materially from the amounts shown as a result of business events specific to these entities or their competitors or market conditions. Actual or perceived changes in the market value of these investments could have a material impact on our share price and in addition could contribute significantly to volatility of our share price.

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

We Face Risks From Our International Operations.

          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the six months ended June 30, 2003 and 2002 and for the years ended December 31, 2002:

	Six Months Ended		For The Years Ended

	June 30,	June 30,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2002	2001	2000

Percentage of total revenue from foreign sales	79%	71%	74%	67%	63%

          We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprise group offices are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. Luminent has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both Luminent and we make sales of our products in the People’s Republic of China. Our total sales in the People’s Republic of China amounted to approximately $18.2 million, $10.4 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

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

It Is An Event Of Default Under Our 2003 Notes If Our Common Stock Were Delisted From The Nasdaq Stock Market. Further, If The Nasdaq Stock Market Delisted Our Common Stock We Could Become Subject To The SEC’s Penny Stock Rules. In That Event, Because Of The Burden Placed On Broker-Dealers To Comply With The Rules Applicable To Penny Stocks, Investors May Have Difficulty Selling Our Common Stock In The Open Market.

          We would be in default under our 2003 Notes, if our common stock is delisted from the Nasdaq Stock Market. In that case, each holder of 2003 Notes has the right to require us to repay the outstanding principal amount of the 2003 Notes, plus accrued and unpaid interest.

          Moreover, if the Nasdaq Stock Market delisted our common stock, our common stock could become subject to Rule 15g-9 under the Securities Exchange Act of 1934. This rule imposes additional sales practice requirements on broker-dealers who sell so-called “penny” stocks to persons other than established customers and “accredited investors.” Subject to some exceptions, the SEC’s regulations define a “penny stock” to be any non-Nasdaq or non-exchange listed equity security that has a market price of less than $5.00 per share. Generally, accredited investors are individuals with a net worth more than $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must, among other requirements, make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before sale. Consequently, the rule may adversely affect the interest or ability of broker-dealers in selling our shares in the secondary market and this in turn could adversely affect both the market liquidity for our common stock and the ability of holders to sell our stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-Q, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in Internal Controls

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	(i) During the three months ended June 30, 2003, we issued an aggregate 4,236,847 shares of our common stock to one holder of our 1998 Notes in exchange for $5.9 million principal amount of 1998 Notes.

Exemption from the registration requirements is claimed under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 3(a)(9) of the Securities Act in that the shares were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

(ii) On June 4, 2003, we issued and sold $23.0 million principal amount of 2003 Notes to an institutional investor in a private placement.

Exemption from the registration is claimed under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities or Rule 506 of Regulation D promulgated thereunder. The purchaser represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and an appropriate legend was affixed to the certificate evidencing the securities in such transaction. No brokers or dealers were involved in the transaction and no commissions were paid. The purchaser had adequate access to information about us.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 (file no. 333-64017)).

4.2	Securities Purchase Agreement dated as of June 1, 2003 between MRV Communications, Inc. and Deutsche Bank AG, London Branch, with form of Convertible Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2003).

4.3	Amendment #1 to Convertible Note dated as of June 13, 2003 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (file no. 333-106169)).

4.4	Registration Rights Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2003).

11.1	Computation of per share earnings – See Note 1 of Notes to Unaudited Condensed Financial Statements.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K

          Three reports on Form 8-K were filed during the period covered by this Report.

          A report on Form 8-K dated April 30, 2003 was filed on April 30, 2003 reporting matters under Item 7 and Item 9.

          A report on Form 8-K dated June 3, 2003 was filed on June 3, 2003 reporting matters under Item 5 and Item 7.

          A report on Form 8-K dated June 5, 2003 was filed on June 5, 2003 reporting matters under Item 5 and Item 7.

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2003.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan
Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer