Form 10-Q
period 2003-09-30
MRV COMMUNICATIONS INC
filed 2003-11-14
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from ___________ to ___________

Commission file number 0-25678

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	06-1340090 (I.R.S. Employer identification No.)

20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (818) 773-0900

          Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 9134 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [   ]

          As of October 31, 2003, there were 104,952,139 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.

Form 10-Q, September 30, 2003

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

          In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the three and nine months then ended.

          The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

		(Unaudited)
Net revenue	$56,817	$60,833	$169,892	$184,878
Cost of goods sold	38,397	43,377	117,044	127,205

Gross profit	18,420	17,456	52,848	57,673
Operating costs and expenses:
Product development and engineering	8,088	11,681	23,714	41,726
Selling, general and administrative	16,832	21,365	45,432	69,224
Amortization of intangibles	9	29	25	86
Impairment loss on long-lived assets	—	16,516	—	16,516
Impairment loss on goodwill and other intangibles	356	72,697	356	72,697

Total operating costs and expenses	25,285	122,288	69,527	200,249

Operating loss	(6,865)	(104,832)	(16,679)	(142,576)
Other expense, net	526	374	5,930	10,328

Loss before minority interest, provision for taxes, extraordinary gain and cumulative effect of an accounting change	(7,391)	(105,206)	(22,609)	(152,904)
Minority interest	51	43	79	145
Provision for taxes	412	11,869	1,333	12,911

Loss before extraordinary gain and cumulative effect of an accounting change	(7,854)	(117,118)	(24,021)	(165,960)
Extraordinary gain, net of tax	1,950	—	1,950	—
Cumulative effect of an accounting change	—	—	—	(296,355)

Net loss	$(5,904)	$(117,118)	$(22,071)	$(462,315)

Earnings per share:
Basic and diluted loss per share:
Loss before extraordinary gain and cumulative effect of an accounting change	$(0.08)	$(1.24)	$(0.24)	$(1.85)
Extraordinary gain, net of tax	$0.02	$—	$0.02	$—
Cumulative effect of an accounting change	$—	$—	$—	$(3.30)
Net loss	$(0.06)	$(1.24)	$(0.22)	$(5.15)
Weighted average number of shares:
Basic and diluted	103,097	94,351	101,152	89,800

          The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,136	$100,618
Short-term marketable securities	1,666	11,738
Time deposits	1,711	2,789
Accounts receivable, net	52,297	50,965
Inventories	35,857	32,695
Other current assets	4,694	11,283

Total current assets	171,361	210,088
Property and equipment, net	27,761	35,169
Goodwill	29,965	29,740
Intangibles	110	135
Long-term marketable securities	9,158	1,447
Deferred income taxes	3,314	2,637
Investments	3,063	3,063
Other assets	2,030	2,524

	$246,762	$284,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term obligations	$2,790	$7,393
Convertible subordinated notes due June 2003	—	32,418
Accounts payable	42,590	41,308
Accrued liabilities	24,872	31,542
Deferred revenue	3,540	3,950
Other current liabilities	3,044	2,289

Total current liabilities	76,836	118,900
Long-term debt	349	390
Convertible notes due June 2008	23,000	—
Other long-term liabilities	4,293	3,666
Minority interest	5,284	7,371
Commitments and contingencies

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 1,000 shares, no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized – 160,000 shares
Issued – 103,337 shares in 2003 and 100,132 shares in 2002
Outstanding – 103,199 shares in 2003 and 98,965 shares in 2002	175	168
Additional paid-in capital	1,148,429	1,149,635
Accumulated deficit	(999,513)	(977,442)
Deferred stock expense, net	(520)	(5,047)
Treasury stock, 1,305 shares in 2003 and 1,167 shares in 2002	(1,352)	(1,207)
Accumulated other comprehensive loss	(10,219)	(11,631)

Stockholders’ equity	137,000	154,476

	$246,762	$284,803

          The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

	(Unaudited)
Cash flows from operating activities
Net loss	$(22,071)	$(462,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,420	88,323
Amortization of deferred stock expense, net of forfeited options	(8,407)	14,971
Provision for doubtful accounts	962	1,687
Deferred income taxes	(677)	11,629
Loss (gain) on extinguishment of debt	5,438	(5,267)
Cumulative effect of an accounting change	—	296,355
Loss on termination of interest rate swap	—	3,198
Loss on disposition of property and equipment	125	178
Impairment of cost and equity method investments	—	7,603
Loss on equity method investments	—	3,593
Extraordinary gain, net of tax	(1,950)	—
Impairment loss on goodwill and intangibles	356	—
Net assets held for sale	—	18,489
Minority interests’ share of loss	(87)	(2,450)
Changes in operating assets and liabilities
Time deposits	1,078	1,541
Accounts receivable	(2,294)	7,232
Inventories	(3,162)	9,734
Other assets	7,133	3,956
Accounts payable	1,282	(5,586)
Accrued liabilities	(6,670)	(5,357)
Deferred revenue	(410)	22
Other current liabilities	1,382	2,118

Net cash used in operating activities	(18,552)	(10,346)
Cash flows from investing activities
Purchases of property and equipment	(2,365)	(5,939)
Proceeds from sale of property and equipment	253	75
Cash used in acquisition, net of cash received	(631)	(490)
Proceeds from maturity of investments	2,361	22,353

Net cash provided by (used in) investing activities	(382)	15,999

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

	(Unaudited)
Cash flows from financing activities
Net proceeds from issuance of common stock	283	134
Net proceeds from issuance of 5% convertible notes due June 2008	22,950	—
Payment on 5% convertible subordinated notes due June 2003	(26,522)	(19,732)
Payment for termination of interest rate swap	—	(3,198)
Borrowings on short-term obligations	35,541	57,453
Payments on short-term obligations	(39,633)	(62,861)
Payments on long-term obligations	(434)	(51,978)
Purchase of treasury stock	(145)	(547)

Net cash used in financing activities	(7,960)	(80,729)
Effect of exchange rate changes on cash and cash equivalents	1,412	(4,340)

Net decrease in cash and cash equivalents	(25,482)	(79,416)
Cash and cash equivalents, beginning of period	100,618	160,091

Cash and cash equivalents, end of period	$75,136	$80,675

          The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

September 30, 2003

1. Earnings (Loss) Per Share and Stock-Based Compensation

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.0 million shares and 12.2 million shares for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 and MRV’s outstanding 5% Convertible Notes issued June 2003 were not included in the computation of loss per share as they are anti-dilutive.

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

          SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three and nine months ended September 30, 2003 and 2002 would have increased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss, as reported	$(5,904)	$(117,118)	$(22,071)	$(462,315)
Additional compensation expense determined under the fair value based method	(6,136)	(6,194)	(18,218)	(18,581)

Pro forma net loss	$(12,040)	$(123,312)	$(40,289)	$(480,896)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.06)	$(1.24)	$(0.22)	$(5.15)

Basic and diluted net loss per share – pro forma	$(0.12)	$(1.31)	$(0.40)	$(5.36)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 104% for 2003 and 2002, (iii) expected lives of 4 to 6 years for all periods, (iv) and risk-free interest rates ranging from 2.69% to 6.73% for all periods.

          Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense was generated during 2001 and 2000 acquisitions and stock options granted to Luminent’s former President and its former Chief Financial Officer. For the three and nine months ended September 30, 2003, MRV recognized income from recapturing accelerated deferred stock expense due to terminations that amounted to $861,000 and $8.4 million, respectively. For the three and nine months ended September 30, 2002, MRV recognized charges resulting from the amortization of deferred stock expense that amounted to $3.0 million and $15.0 million, respectively.

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

          Business segment revenues for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Networking group	$48,324	$42,786	$144,028	$130,158
Optical components group	9,144	18,182	27,601	54,862
Development stage enterprise group	—	—	—	—

	57,468	60,968	171,629	185,020
Inter-segment	(651)	(135)	(1,737)	(142)

	$56,817	$60,833	$169,892	$184,878

          Revenues by product line for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Optical passive components	$2,948	$8,758	$10,480	$24,084
Optical active components	8,763	11,098	26,343	39,590
Switches and routers	13,842	13,286	46,081	37,698
Remote device management products	4,978	4,448	12,103	13,083
Network physical infrastructure equipment	12,686	14,508	37,812	41,890
Services	5,057	3,982	14,640	15,088
Other networking products	8,543	4,753	22,433	13,445

	$56,817	$60,833	$169,892	$184,878

          For three and nine months ended September 30, 2003 and 2002, MRV had no single customer that accounted for 10% or more of accounts receivable or revenues. As of September 30, 2003 and December 31, 2002, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.

          A summary of external revenue by region for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

United States	$12,328	$13,980	$36,569	$50,529
Europe	40,368	35,688	122,511	108,766
Asia Pacific	3,918	10,646	9,950	24,392
Other	203	519	862	1,191

	$56,817	$60,833	$169,892	$184,878

          Business segment operating loss for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Networking group	$(1,878)	$(43,772)	$(2,281)	$(60,668)
Optical components group	(3,415)	(55,655)	(8,663)	(61,576)
Development stage enterprise group	(1,572)	(5,405)	(5,735)	(20,332)

	$(6,865)	$(104,832)	$(16,679)	$(142,576)

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

          MRV accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2003 and December 31, 2002, short-term investments consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. As defined by SFAS No. 115, MRV has classified these investments in debt securities as “held-to-maturity” investments and all investments are recorded at their amortized cost basis, which approximated their fair market value at September 30, 2003 and December 31, 2002.

4. Inventories

          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	6,866	8,058
Work in process	6,844	5,867
Finished goods	22,147	18,770

	$35,857	$32,695

5. Restructuring costs

          From November 9, 2000 through December 28, 2001, MRV owned approximately 92% of Luminent and approximately 8% of Luminent’s shares were publicly traded. During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. MRV expects these actions to realign the business based on current and near-term growth rates. MRV expects that all actions stemming from the restructuring plan to be completed by the end of year 2003.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through September 30, 2003, bringing Luminent’s total workforce to approximately 450 employees as of September 30, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of September 30, 2003 is as follows (in thousands):

		Closed and		Employee
	Asset	Abandoned	Purchase	Severance
	Impairments	Facilities	Commitments	Costs	Total

Original provision	$10,441	$2,405	$6,173	$1,281	$20,300
Utilized	(10,441)	(615)	(1,987)	(847)	(13,890)
Adjustments	—	—	(1,474)	(434)	(1,908)

Balance, December 31, 2002	—	1,790	2,712	—	4,502
Utilized	—	(1,720)	(923)	—	(2,643)
Adjustments	—	604	(1,023)	—	(419)

Balance, September 30, 2003	$—	$674	$766	$—	$1,440

          Through September 30, 2003, MRV reduced $2.4 million in purchase commitments related to future liabilities based on current negotiations with vendors and its fulfillment of purchase commitments for inventory and equipment that MRV previously reserved. This resulted in the reversal of $485,000 and $1.0 million in cost of goods sold for the three and nine months ended September 30, 2003, respectively, and $797,000 for the nine months ended September 30, 2002. MRV did not reverse any amounts in cost of goods sold for the three months ended September 30, 2002.

6. Interest Rate Swap

          MRV entered into an interest rate swap (the “Swap”) in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in long-term debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the long-term debt of $50.0 million (see Note 7, Long-term Debt and Convertible Subordinated Notes) and terminated the Swap. The realized loss on the Swap of $3.2 million was recorded as interest expense and is included in other expense, net in the accompanying statements of operations for the three and nine months ended September 30, 2002.

7. Long-Term Debt and Convertible Notes

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

          During the nine months ended September 30, 2003, MRV acquired $5.9 million principal amount of 5% Convertible Subordinated Notes due in June 2003 that MRV had issued in June 1998 (the “1998 Notes”) in exchange for MRV’s issuance of 4.2 million shares of its common stock to the holders of the 1998 Notes. Additionally, during the nine months ended September 30, 2003, MRV acquired $500,000 principal amount of 1998 Notes in exchange for $502,000, which MRV paid to the holder in cash. MRV repaid the principal balance and accrued interest on the 1998 Notes, aggregating $26.7 million, on June 15, 2003, the maturity date of the 1998 Notes. During the nine months ended September 30, 2002, MRV acquired $28.3 million principal amount of 1998 Notes in exchange for MRV’s issuance of 7.8 million shares of its common stock to the holders of the 1998 Notes. In connection therewith, MRV realized a loss that amounted to $5.4 million for the nine months ended September 30, 2003 and a gain that amounted to $3.8 million, net of associated taxes, for the nine months ended September 30, 2002. MRV retired all Notes acquired. Additionally, in February 2002, MRV paid off a $50.0 million term loan.

8. Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. For the nine months ending September 30, 2003, MRV repurchased 138,000 shares of its common stock at a cost of $145,000. Total share repurchases under this program as of September 30, 2003 were 1,305,000 shares of common stock at a cost of $1.2 million.

9. Comprehensive Income (Loss)

          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Net loss	$(5,904)	$(117,118)	$(22,071)	$(462,315)
Realized loss on interest rate swap	—	—	—	3,198
Foreign currency translation	729	(934)	1,412	(4,340)

	$(5,175)	$(118,052)	$(20,659)	$(463,457)

10. Transaction with Stock of a Subsidiary

          In September 2003, MRV acquired 666,666 shares of Series A Preferred Stock, or 1.9% additional ownership interest, in Charlotte’s Networks from a minority interest in exchange for $50,000 in cash. This acquisition of a minority interest resulted in an extraordinary gain of $2.0 million for the three and nine months ended September 30, 2003. MRV’s ownership interest following this acquisition is approximately 60%. Charlotte’s Networks is included in MRV’s development stage enterprise group.

11. Recent Accounting Pronouncements

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

12. Supplemental Statement of Cash Flow Information (in thousands)

	September 30,	September 30,
	2003	2002

Cash paid during the period for interest	$1,685	$2,087

Cash paid during the period for taxes	$2,087	$2,039

          During the nine months ended September 30, 2003, MRV exchanged $5.9 million principal amount of 1998 Notes in exchange for 4.2 million shares of its common stock. During the nine months ended September 30, 2002, MRV exchanged $28.3 million principal amount of 1998 Notes in exchange for 7.8 million shares of its common stock. These non-cash transactions have been excluded from the accompanying statements of cash flows.

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

Overview

          We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. Our optical components group designs, manufactures and sell optical communications components, primarily through our wholly owned subsidiary Luminent, Inc. These components include fiber optic transceivers, discrete lasers and laser emitting diodes, or LEDs, as well as components for Fiber-to-the-Premises, or FTTP, applications.

          We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators. We have operations in Europe that provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as our products. We believe such specialization enhances access to customers and allows us to penetrate targeted vertical and regional markets.

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

          Revenues for the nine months ended September 30, 2003 were $169.9 million, compared to $184.9 million for the nine months ended September 30, 2002, a decrease of 8%. We reported a net loss of $22.1 million and $462.3 million for the nine months ended September 30, 2003 and 2002, respectively. A significant portion of the loss for the three and nine months ended September 30, 2002, was due to charges for impairment of goodwill and other intangibles recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Accounting for Goodwill and Other Intangible Assets,” amortization of goodwill and other intangibles and deferred stock expense related to our acquisitions in 2000 and the employment arrangements that we entered into with Luminent’s former Chief Executive Officer and its former Chief Financial Officer in 2000. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change in 2002. We will conduct the annual impairment review for 2003 during the fourth quarter of 2003. As a consequence of the current economic environment and potential future impairment charges, we do not expect to report net income in the foreseeable future.

          We divide and operate our business based on three segments: the networking group, the optical components group and development stage enterprise group. We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (expense). The networking and optical components groups account for virtually all of our overall revenue. The development stage enterprise group develops optical components, subsystems and networks and products for the infrastructure of the Internet.

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, France, Finland, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended September 30, 2003 and 2002, foreign revenues constituted 78% and 77%, respectively, of our revenues. For the nine months ended September 30, 2003 and 2002, foreign revenues constituted 79% and 73%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

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

Restructuring costs

          From November 9, 2000 through December 28, 2001, we owned approximately 92% of Luminent and approximately 8% of Luminent’s shares were publicly traded. During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. We expect these actions to realign the business based on current and near-term growth rates. We expect that all action stemming from the restructuring plan to be completed by the end of 2003.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through September 30, 2003, bringing Luminent’s total workforce to approximately 450 employees as of September 30, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of September 30, 2003 is as follows (in thousands):

		Closed and		Employee
	Asset	Abandoned	Purchase	Severance
	Impairments	Facilities	Commitments	Costs	Total

Original provision	$10,441	$2,405	$6,173	$1,281	$20,300
Utilized	(10,441)	(615)	(1,987)	(847)	(13,890)
Adjustments	—	—	(1,474)	(434)	(1,908)

Balance, December 31, 2002	—	1,790	2,712	—	4,502
Utilized	—	(1,720)	(923)	—	(2,643)
Adjustments	—	604	(1,023)	—	(419)

Balance, September 30, 2003	$—	$674	$766	$—	$1,440

          Through September 30, 2003, we reduced $2.4 million in purchase commitments related to future liabilities based on our current negotiations with vendors and its fulfillment of purchase commitments for inventory and equipment that we previously reserved. This resulted in the reversal of $485,000 and $1.0 million in cost of goods sold for the three and nine months ended September 30, 2003, respectively, and $797,000 for the nine months ended September 30, 2002. MRV did not reverse any amounts in cost of goods sold for the three months ended September 30, 2002.

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

Results of Operations

          The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(Unaudited)
Net revenue	100%	100%	100%	100%
Cost of goods sold	68	71	69	69
Gross profit	32	29	31	31
Operating costs and expenses:
Product development and engineering	14	19	14	23
Selling, general and administrative	30	35	27	37
Amortization of intangibles	—	—	—	—
Impairment loss on long-lived assets	—	27	—	9
Impairment loss of goodwill and other intangible	1	120	—	39
Total operating costs and expenses	45	201	41	108
Operating loss	(12)	(172)	(10)	(77)
Other expense, net	1	1	4	6
Loss before minority interest, provision for taxes, extraordinary gain and cumulative effect of an accounting change	(13)	(173)	(13)	(83)
Minority interest	—	—	—	—
Provision for taxes	1	20	1	7
Loss before extraordinary gain and cumulative effect of an accounting change	(14)	(193)	(14)	(90)
Extraordinary gain, net of tax	3	—	1	—
Cumulative effect of an accounting change	—	—	—	(160)
Net loss	(10)	(193)	(13)	(250)

          The following management discussion and analysis refers to and analyzes our results of operations into three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended September 30, 2003 (“2003”) Compared
To Three Months Ended September 30, 2002 (“2002”)

     Revenue

          Revenues for 2003 decreased $4.0 million, or 7%, to $56.8 million from $60.8 million for 2002. The decrease was due to the worldwide economic slowdown in general and specifically the downturn in telecommunications spending for optical components. More specifically, the decrease is substantially attributed to a decrease in revenues from optical active and passive components and our network physical infrastructure products. For 2003, 45% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 37% during 2002. Our revenues by segments for 2003 and 2002 were as follows (in thousands):

	2003	2002

Networking group	$48,324	$42,786
Optical components group	9,144	18,182
Development stage enterprise group	—	—

	57,468	60,968
Adjustments (1)	(651)	(135)

	$56,817	$60,833

(1)	Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $5.5 million, or 13%, to $48.3 million for 2003 as compared to $42.8 million for 2002. The increase is due to increases in sales of switches and routers, services and other networking products. External revenues generated from sales of switches and routers increased $557,000, or 4%, to $13.8 million for 2003 as compared to $13.3 million for 2002. External revenues generated from sales of switches and routers are heavily dependent on our international offices. External revenues generated from sales of our remote device management products increased $530,000, or 12%, to $5.0 million for 2003 as compared to $4.4 million for 2002. External revenues generated from sales of our network physical infrastructure products decreased by $1.8 million, or 13%, to $12.7 million for 2003 as compared to $14.5 million for 2002. External revenues from sales of our other networking products, which include defense, aerospace and other applications, including cellular communications, increased $3.8 million, or 80%, during 2003 to $8.5 million from $4.8 million for 2002. We attribute the increase in our overall external revenues to an increased number of governmental projects and improved penetration into the markets served by these products.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, Luminent. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Premises applications, or FTTP. Revenues, including inter-segment revenue, generated from our optical components group decreased $9.0 million, or 50%, to $9.1 million for 2003 as compared to $18.2 million for 2002. We attribute the decrease in optical components revenue to the current slowdown in telecommunications spending for optical components. External revenues generated from optical passive components decreased $5.8 million, or 66%, to $2.9 million for 2003 as compared to $8.8 million for 2002. The decrease in revenues from sales of in optical passive components is primarily due to the loss of revenues from our divestiture of FOCI Fiber Optic Communications, Inc., or FOCI, and Quantum Optech, Inc., or QOI, in October 2002 that amounted to $7.7 million in 2002, in addition to decreases in our sales of these components through our remaining offices. External revenue generated from optical active components decreased $2.3 million, or 21%, to $8.8 million for 2003 as compared to $11.1 million for 2002. We attribute the decrease in revenues from optical active components to a sector-wide oversupply, which has significantly impacted adversely the average selling prices of these components.

          Development Stage Enterprise Group. No significant revenues were generated by these entities for 2003 and 2002.

     Gross Profit

          Gross profit for 2003 was $18.4 million, compared to gross profit of $17.5 million for 2002. Gross profit increased $964,000, or 6%, in 2003 compared to 2002. For 2003, gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $27,000, while 2002 includes deferred stock expense of $737,000.

          Our gross margin improved to 32% for 2003, compared to gross margin of 29% for 2002. We attribute the improvement in our gross margin to a change in the composition of our product revenues and the favorable impact of cost reduction efforts during the past year.

          Networking Group. Gross profit for 2003 was $18.7 million, compared to gross profit of $13.9 million for 2002. Gross profit increased $4.8 million, or 35%, in 2003 compared to 2002. Gross margins improved to 39% for 2003, compared to gross margin of 32% for 2002. For 2003 and 2002, the networking group’s gross profit includes deferred stock expense that amounted to $5,000 and $489,000, respectively. In addition to the decrease in deferred stock expense, we attribute the increase in gross profit during 2003 to the effects of improved operating efficiencies and cost reduction efforts.

          Optical Components Group. Gross deficit for 2003 was $247,000, compared to gross profit of $3.8 million for 2002. Gross profit decreased $4.1 million, or 106%, in 2003 compared to 2002. Gross margins decreased to (3)% for 2003, compared to gross margin of 21% for 2002. For 2003, the optical components group’s gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $32,000, while 2002 includes deferred stock expense of $248,000. Gross profit decreased due to the sale of FOCI and QOI in October 2002, which contributed gross profit totaling $118,000 in 2002, along with increased competition and continued market contraction resulting in lower average selling prices.

          Development Stage Enterprise Group. No significant gross margins were produced by these entities for 2003 and 2002.

     Operating Costs and Expenses

          Operating costs and expenses were $25.3 million, or 45% of revenues, for 2003, compared to $122.3 million, or 201% of revenues, for 2002. Operating costs and expenses decreased $97.0 million, or 79%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from the recapture of accelerated deferred stock expense due to terminations that amounted to $834,000, while 2002 includes $2.2 million in deferred stock expense. Changes in deferred stock expenses accounted for $3.1 million of the decrease in our operating costs and expenses. For 2003, operating costs and expenses include an impairment of goodwill and other intangibles that amounted to $356,000. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $16.5 million, respectively. In addition to the income from the recapture of deferred stock expense, we attribute the decrease in operating costs and expenses during 2003 to our overall cost reduction efforts to align these costs with current operations. We reduced spending in product development and engineering, selling and general and administrative expenses.

          Networking Group. Operating costs and expenses for 2003 were $20.5 million, or 43% of revenues, for 2003, compared to $57.4 million, or 134% of revenues, for 2002. Operating costs and expenses decreased $36.8 million, or 64%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $365,000, while 2002 includes $1.3 million in deferred stock expense. Changes in deferred stock expenses accounted for $1.7 million of the decrease in our operating costs and expenses. For 2003, operating costs and expenses include an impairment of goodwill and other intangibles that amounted to $356,000. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $20.1 million and $16.5 million, respectively. In addition to the income from the recapture of deferred stock expense, we attribute the decrease in operating costs and expenses during 2003 to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering and general and administrative expense, while slightly increasing spending for selling and marketing efforts.

          Optical Components Group. Operating costs and expenses for 2003 were $3.2 million, or 35% of revenues, for 2003, compared to $59.5 million, or 327% of revenues, for 2002. Operating costs and expenses decreased $56.3 million, or 95%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $467,000, while 2002 includes $931,000 in deferred stock expense. Changes in deferred stock expenses accounted for $1.4 million of the decrease in our operating costs and expenses. Operating costs and expenses for 2002, includes an impairment loss on goodwill and other intangibles that amounted to $51.9 million. We attributed the remaining decrease in our operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development Stage Enterprise Group. Operating costs and expenses for 2003 were $1.6 million for 2003, compared to $5.4 million for 2002. Operating costs and expenses decreased $3.8 million, or 71%, in 2003 compared to 2002. We attribute the decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current development activities.

     Operating Loss

          We reported an operating loss of $6.9 million, or 12% of revenues, for 2003 compared to $104.8 million, or 172% of revenues, for 2002. We reduced our operating loss by $98.0 million, or 93%, in 2003 compared to 2002. For 2003, our operating loss includes an impairment of goodwill and other intangibles that amounted to $356,000. Our operating loss for 2002 includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $16.5 million, respectively. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit. Our reduction in net loss was also positively impacted by income resulting from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Networking Group. Our networking group reported an operating loss of $1.9 million, or 4% of revenues, for 2003, compared to an operating loss of $43.5 million, or 102% of revenues, for 2002. This improvement is the result of our reduced spending for operating costs and expenses, along with the impact of impairment losses incurred during 2002. Our results in 2003 were also positively impacted by income resulting from our reversal of deferred stock expenses in 2003 compared to reporting such expenses in 2002.

          Optical Components Group. Our optical components group reported an operating loss of $3.4 million, or 37% of revenues, for 2003, compared to $55.7 million, or 306% of revenues, for 2002. Our operating loss improved $52.2 million, or 94%, in 2003 compared to 2002. Our reduction in operating loss was the result of the impairment loss on goodwill and other intangibles along with the favorable impact from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.6 million for 2003, compared to $5.4 million for 2002. Our operating loss improved $3.8 million, or 71%, in 2003 compared to 2002. The improvement is the result of a significant reduction in spending for operating costs and expenses.

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

          Beginning October 1, 2002, we also performed the annual impairment review required by SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million in the third quarter of 2002. Of the $72.7 million impairment, $20.1 million was associated with our networking group, $51.9 million was associated with our optical components group and $641,000 was associated with our development stage enterprise group. We will conduct the annual impairment review for 2003 during the fourth quarter of 2003.

     Other Expense, Net

          In June 2003, we completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008 (the “2003 Notes”), to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into our common stock at a conversion price of $2.32 per share. We plan to use the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Interest expense relating to these notes was $295,000 for 2003.

          In June 1998, we issued $100.0 million principal amount of our 1998 Notes. On June 15, 2003, the balance of our outstanding 1998 Notes matured. During 2003, we retired $5.9 million principal amount of 1998 Notes 1998 Notes in exchange for the issuance of 4.2 million shares of our common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of our outstanding 1998 Notes matured and we repaid and retired them. For 2003, we recognized a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. During 2002, we retired $4.0 million principal amount of 1998 Notes in exchange for 1.4 million shares of our common stock to the holders of the 1998 Notes. During 2002, we recognized a gain of $393,000 in connection with the extinguishment of debt. We incurred $730,000 in interest expense relating to the 1998 Notes for 2002.

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

Nine months ended September 30, 2003 (“2003”) Compared
To Nine months ended September 30, 2002 (“2002”)

     Revenue

          Revenues for 2003 decreased $15.0 million, or 8%, to $169.9 million from $184.9 million for 2002. The decrease was due to the worldwide economic slowdown in general and specifically the downturn in telecommunications spending for optical components. More specifically, the decrease is substantially attributed to the sale of our optical passive components business during 2002. Additional revenue decline from our optical active components business was offset by an increase in our networking group revenue. For 2003, 48% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 36% during 2002. Our revenues by segments for 2003 and 2002 were as follows (in thousands):

	2003	2002

Networking group	$144,028	$130,158
Optical components group	27,601	54,862
Development stage enterprise group	—	—

	171,629	185,020
Adjustments (1)	(1,737)	(142)

	$168,892	$184,878

(1)	Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

          Networking Group. External revenues generated from our networking group increased $13.9 million, or 11%, to $144.0 million for 2003 as compared to $130.2 million for 2002. The increase is due to increases in sales of switches and routers and other networking products. External revenues generated from sales of switches and routers increased $8.4 million, or 22%, to $46.1 million for 2003 as compared to $37.7 million for 2002. External revenues generated from sales of switches and routers are heavily dependent on our international offices. The increase in sales of switches and routers is principally due to stronger business in our European offices in 2003. External revenues generated from sales of our remote device management products decreased $980,000, or 8%, to $12.1 million for 2003 as compared to $13.1 million for 2002. External revenues generated from sales of our network physical infrastructure products decreased $4.1 million, or 10%, to $37.8 million for 2003 as compared to $41.9 million for 2002. External revenues from sales of our other networking products increased $9.0 million, or 67%, during 2003 to $22.4 million from $13.4 million for 2002. We attribute the increase in external revenues to an increased number of governmental projects and improved penetration into the markets served by these products.

          Optical Components Group. Revenues, including inter-segment revenue, generated from sales of our optical components group decreased $27.3 million, or 50%, to $27.6 million for 2003 as compared to $54.9 million for 2002. We attribute the decrease in optical components revenue to the continuing weakness in the telecommunications market for optical components. External revenues generated from optical passive components decreased $13.6 million, or 57%, to $10.5 million for 2003 as compared to $24.1 million for 2002. The decrease in revenues from sales of optical passive components is primarily due to the loss of revenues from the divestiture of FOCI and QOI, in October 2002 that totaled $16.0 million in 2002, in addition to decreases in sales of these components through existing offices. External revenue generated from sales of optical active components decreased $13.2 million, or 34%, to $26.3 million for 2003 as compared to $39.6 million for 2002. We attributed the decrease in sales of optical active components to a sector-wide oversupply, which has significantly impacted adversely the average selling prices of these components.

          Development Stage Enterprise Group. No significant revenues were generated by these entities for 2003 and 2002.

     Gross Profit

          Gross profit for 2003 was $52.9 million, compared to gross profit of $57.7 million for 2002. Gross profit decreased $4.8 million, or 8%, in 2003 compared to 2002. For 2003, gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.1 million, while 2002 includes deferred stock expense of $3.1 million. Our gross margin remained constant at 31% for 2003 and 2002

          Networking Group. Gross profit for 2003 was $50.6 million, compared to gross profit of $43.8 million for 2002. Gross profit increased $6.8 million, or 16%, in 2003 compared to 2002. Gross margins increased to 35% for 2003, compared to gross margin of 34% for 2002. For 2003, the networking group’s gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.1 million, while 2002 includes deferred stock expense of $2.2 million. Changes in deferred stock expenses accounted for a $3.3 million increase in gross profit, offset by gross margin increasing due to favorable changes in product mix.

          Optical Components Group. Gross profit for 2003 was $2.2 million, compared to gross profit of $14.1 million for 2002. Gross profit decreased $11.9 million, or 84%, in 2003 compared to 2002. Gross margins decreased to 8% for 2003, compared to gross margin of 26% for 2002. For 2003, the optical component’s group gross profit includes income from recapturing accelerated deferred stock expense due to terminations totaling $66,000, while 2002 includes deferred stock expense totaling $879,000. Gross profit decreased partially due to the sale of FOCI and QOI in October 2002, which contributed gross profit totaling $2.2 million in 2002, along with increased competition and continued market contraction resulting in lower average selling prices.

          Development Stage Enterprise Group. No significant gross margins were produced by these entities for 2003 and 2002.

     Operating Costs and Expenses

          Operating costs and expenses were $69.5 million, or 41% of revenues, for 2003, compared to $200.2 million, or 108% of revenues, for 2002. Operating costs and expenses decreased $130.7 million, or 65%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from the recapture of accelerated deferred stock expense due to terminations that amounted to $7.3 million, while 2002 includes $11.9 million in deferred stock expense. Changes in deferred stock expenses accounted for $19.1 million of the decrease in our operating costs and expenses. For 2003, operating costs and expenses include an impairment of goodwill and other intangibles that amounted to $356,000. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $16.5 million, respectively. In addition to the decrease in deferred stock expense and impairment of goodwill and other intangibles, we attribute the decrease in operating costs and expenses during 2003 to our overall cost reduction efforts to align these costs with current operations. We reduced spending in product development and engineering and general and administrative expenses, while slightly increasing spending for selling and marketing activities.

          Networking Group. Operating costs and expenses for 2003 were $52.9 million, or 37% of revenues, for 2003, compared to $104.2 million, or 80% of revenues, for 2002. Operating costs and expenses decreased $51.3 million, or 49%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from the recapture of accelerated deferred stock expense due to terminations that amounted to $7.0 million, while 2002 includes $6.4 million in deferred stock expense. Changes in deferred stock expenses accounted for $13.4 million of the decrease in our operating costs and expenses. For 2003, operating costs and expenses include an impairment of goodwill and other intangibles that amounted to $356,000. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $20.1 million and $16.5 million, respectively. In addition to the decrease in deferred stock expense and impairment of goodwill and other intangibles, we attribute the decrease in operating costs and expenses during 2003 to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering and general and administrative expense, while slightly increasing spending for selling and marketing efforts.

          Optical Components Group. Operating costs and expenses for 2003 were $10.9 million, or 39% of revenues, for 2003, compared to $75.7 million, or 138% of revenues, for 2002. Operating costs and expenses decreased $64.8 million, or 86%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from the recapture of accelerated deferred stock expense due to terminations that amounted to $278,000, while 2002 includes $5.4 million in deferred stock expense. Changes in deferred stock expenses accounted for $5.7 million of the decrease in our operating costs and expenses. Operating costs and expenses for 2002, includes an impairment loss on goodwill and other intangibles that amounted to $51.9 million. In addition to the decrease in deferred stock expense and impairment of goodwill and other intangibles, we attribute the decrease in operating costs and expenses during 2003 to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development Stage Enterprise Group. Operating costs and expenses for 2003 were $5.7 million for 2003, compared to $20.3 million for 2002. Operating costs and expenses decreased $14.6 million, or 72%, in 2003 compared to 2002. We attribute the decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current development activities.

     Operating Loss

          We reported an operating loss of $16.7 million, or 10% of revenues, for 2003 compared to $142.6 million, or 77% of revenues, for 2002. We reduced our operating loss by $125.9 million, or 88%, in 2003 compared to 2002. For 2003, our operating loss includes an impairment of goodwill and other intangibles that amounted to $356,000. Our operating loss for 2002 includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $16.5 million, respectively. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit. Our reduction in net loss was also positively impacted by income resulting from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Networking Group. Our networking group reported an operating loss of $2.3 million, or 2% of revenues, for 2003, compared to an operating loss of $60.4 million, or 46% of revenues, for 2002. This improvement is the result of our reduced spending for operating costs and expenses, along with the impact of impairment losses incurred during 2002. Our results in 2003 were also positively impacted by income resulting from our reversal of deferred stock expenses in 2003 compared to reporting such expenses in 2002.

          Optical Components Group. Our optical components group reported an operating loss of $8.7 million, or 31% of revenues, for 2003, compared to $61.6 million, or 112% of revenues, for 2002. Our operating loss improved $52.9 million, or 86%, in 2003 compared to 2002. Our reduction in operating loss was the result of the impairment loss on goodwill and other intangibles along with the favorable impact from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $5.7 million for 2003, compared to $20.3 million for 2002. Our operating loss improved $14.6 million, or 72%, in 2003 compared to 2002. The improvement is the result of a significant reduction in spending for operating costs and expenses.

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

          Beginning October 1, 2002, we also performed the annual impairment review required by SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million in the third quarter of 2002. Of the $72.7 million impairment, $20.1 million was associated with our networking group, $51.9 million was associated with our optical components group and $641,000 was associated with our development stage enterprise group. We will conduct the annual impairment review for 2003 during the fourth quarter of 2003.

     Other Expense, Net

          For information regarding our private placement in June 2003 of $23.0 million principal amount of 2003 Notes and the repayment and retirement at maturity on June 15, 2003 of the outstanding balance of our 1998 Notes, see “Three Months Ended September 30, 2003 (‘2003’) Compared To Three Months Ended September 30, 2002 (‘2002’) – Other Expense, Net.” We incurred $378,000 in interest expense relating to the 2003 Notes for 2003.

          During 2003, we retired $5.9 million principal amount of 1998 Notes in exchange for the issuance of 4.2 million shares of our common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of our outstanding 1998 Notes matured and we repaid and retired them. For 2003, we recognized a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. During 2002, we retired $4.0 million principal amount of 1998 Notes in exchange for 1.4 million shares of our common stock to the holders of the 1998 Notes. During 2002, we recognized a gain of $393,000 in connection with the extinguishment of debt. We incurred $809,000 and $2.8 million in interest expense relating to the 1998 Notes for 2003 and 2002, respectively.

          During 2003, other expense, net totaling $5.9 million, represented our loss on the extinguishment of debt and interest expense, partially offset by interest income on cash and investments. We account for certain unconsolidated subsidiaries using the cost and equity methods. During 2002, we reported impairment charges of $7.6 million on our cost and equity method investments, $2.5 million from our share of losses in these investments and interest expense of $3.2 million associated with the termination of our interest rate swap.

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

Liquidity and Capital Resources

          We had cash and cash equivalents were $75.1 million as of September 30, 2003, a decrease of $25.5 million from the cash and cash equivalents of $100.6 million we had as of December 31, 2002. The decrease in cash and cash equivalent is primarily the result of our cash used in our operations; cash used to satisfy our term loan in January 2003 and repay our 1998 Notes, which matured in June 2003; and our purchase of short-term and long-term marketable securities. These decreases were partially offset by the proceeds from maturities of our investments and the net proceeds from our sale in June 2003 of our 2003 Notes. The following table illustrates as of September 30, 2003 and December 31, 2002 our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our 2003 Notes (in thousands):

	2003	2002

Cash
Cash and cash equivalents	$75,136	$100,618
Short-term marketable securities	1,666	11,738
Time deposits	1,711	2,789
Long-term marketable securities	9,158	1,447

	87,671	116,592
Debt
Current portion of long-term debt	72	393
5% convertible subordinated notes due 2003	—	32,418
5% convertible notes due 2008	23,000	—
Short-term obligations	2,718	7,000
Long-term debt	349	390

	26,139	40,201

Excess cash versus debt	$61,532	$76,391

Ratio of cash versus debt (1)	3.4 to 1	2.9 to 1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

          Our working capital as of September 30, 2003 was $94.5 million compared to $91.2 million as of December 31, 2002. Our ratio of current assets to current liabilities as of September 30, 2003 was 2.2 to 1.0 compared to 1.8 to 1.0 as of December 31, 2002. The increase in working capital is primarily the result of our repayment of our 1998 Notes, which matured in June 2003 and were classified on our balance sheet at December 31, 2002 as a current liability, and the issuance of our 2003 Notes, which is classified on our balance sheet at September 30, 2003 as a non-current liability.

          Cash used in operating activities was $18.6 million for the nine months ended September 30, 2003, as compared to cash used in operating activities of $10.3 million for the nine months ended September 30, 2002. Cash used in operating activities is a result of our net operating loss of $22.1 million, adjusted for non-cash items such as the depreciation and amortization, deferred stock expense, the cumulative effect of an accounting change, gains and losses on debt extinguishments and deferred income taxes. Decreased time deposits and other assets and increases in accounts payable and other current liabilities positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in accounts receivable and inventories and decreases in accrued liabilities and deferred revenue. The increase in accounts receivable is due to business in Europe, in which, customers have a traditionally had a longer pay cycle than in other regions. The increases in inventory and accounts payable are primarily the result of the increased procurement for orders that we expect to be completed during the fourth quarter of 2003. Decreases in accrued liabilities are the result of the continuing slowdown in the communications equipment industry and reductions in overall expenses.

          Cash flows generated from investing activities were $382,000 for the nine months ended September 30, 2003, compared to cash provided by investing activities of $16.0 million for the nine months ended September 30, 2002. Cash flows generated from investing activities for the nine months ended September 30, 2003 were the result of the maturity of short and long-term marketable securities of $2.4 million and proceeds from the sale of property and equipment of $253,000, offset by capital expenditures of $2.4 million. As of September 30, 2003, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturities of short-term and long-term marketable securities, partially offset by the net cash used for capital expenditures and investments in equity method subsidiaries.

          Cash flows used in financing activities were $8.0 million for the nine months ended September 30, 2003, as compared to cash used in financing activities of $80.7 million for the nine months ended September 30, 2002. Cash used in financing activities was primarily the result of our repayment of the remaining $26.0 million balance of our 1998 Notes, which matured on June 15, 2003, the net proceeds from our issuance of our 2003 Notes and net payments of $4.5 million on our short-term and long-term obligations. Cash flows used in financing activities in 2002 represent the cash paid on borrowings, payments to terminate an interest rate swap arrangement, offset by short-term borrowings and proceeds from the issuance of our common stock.

          In June 1998, we issued $100.0 million principal amount of our 1998 Notes in a private placement raising net proceeds of $96.4 million. During 2003, prior to their maturity on June 15, 2003, we acquired

•	$5.9 million in principal amount of these notes in exchange for our issuance of 4.2 million shares of our common stock to the holders of the 1998 Notes; and

•	$500,000 in principal amount of these notes in exchange for $502,000 in cash.

          During the nine months ended September 30, 2002, we acquired $28.3 million in principal amount of these notes in exchange for our issuance of 7.8 million shares of our common stock to the holders of these notes. At maturity on June 15, 2003, we repaid in full the $26.0 million outstanding balance of our outstanding 1998 Notes using cash on-hand.

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

          During October 2003, we issued and sold 1,667,000 shares of our common stock to several institutional investors that are managed client accounts of a large investment management firm, raising net proceeds of approximately $5.0 million. These shares were taken from our shelf registration statement that was declared effective by the SEC in June 2003, which registered $20.0 million of our common stock that we may issue and sell from time to time.

     Off-Balance Sheet Arrangements

          We do not have transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financials.

     Contractual Cash Obligations

          The following table illustrates our total contractual cash obligations as of September 30, 2003 (in thousands):

		Less than 1
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years

Short-term obligations	$2,718	$2,718	$—	$—	$—
Long-term debt	421	72	267	82	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	7,851	7,261	590	—	—
Operating leases	20,843	5,535	6,520	4,565	4,223

Total contractual cash obligations	$54,833	$15,586	$7,377	$27,647	$4,223

          Our total contractual cash obligations as of September 30, 2003, were $54.8 million, of which, $15.6 million were due by September 30, 2004. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues (see discussion below), and we expect that this will continue to be the case.

          Our unconditional purchase obligations are to secure the necessary raw materials and components required for production of our products. As part of Luminent’s restructure plan (see our discussion above and the Notes to our Financial Statements), there is a remaining obligation totaling $766,000 for unconditional purchase obligations and Luminent continues in negotiations seeking to cancel or renegotiate contracts that it no longer requires as a consequence of the significantly reduced orders for its optical components and its sales projections. The remaining purchase commitments are part of our ordinary course of business.

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

Internet Access to MRV Financial Documents

          We maintain a website at www.mrv.com. We make available free of charge, either by direct access or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

Certain Risk Factors That Could Affect Future Results

You should carefully consider and evaluate all of the information in this Form 10-Q, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q. We undertake no duty to update any of the forwarding-looking statements after the date of this Form 10-Q.

We Incurred Net Losses For The Nine Months Ended September 30, 2003 and 2002 And For The Years Ended December 31, 2002, 2001 And 2000, Primarily As A Result Of The Impairment And Amortization Of Goodwill And Other Intangibles And Deferred Stock Expense From Recent Acquisitions. We Expect To Continue To Incur Net Losses For The Foreseeable Future.

          We reported net losses of $22.1 million and $462.3 million for the nine months ended September 30, 2003 and 2002, respectively, and $479.8 million, $326.4 million and $153.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. A major contributing factor to the net losses was the cumulative effect of an accounting change and the impairment of goodwill and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the amortization of goodwill and intangibles and deferred stock expense related to our acquisitions during 2000 of Fiber Optic Communications, Jolt, Quantum Optech, AstroTerra and Optronics International and the employment arrangements we made in 2000 with the former President and Chief Financial Officer of Luminent. We will continue to record deferred stock expense relating to these acquisitions through 2004. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead we measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change during 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million during 2002. We will continue to perform our annual impairment review as of October 1st each year. We will conduct the annual impairment review for 2003 during the fourth quarter of 2003. We expect to record impairment charges in the future from time to time as a result of this standard. As a consequence of the current economic environment and potential future impairment charges, we do not expect to report net income in the foreseeable future.

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

Defects In Our Products Resulting From Their Complexity Or Otherwise Could Hurt Our Financial Performance.

          Complex products, such as those we offer, may contain undetected software or hardware errors when we first introduce them or when we release new versions. The occurrence of these errors in the future, and our inability to correct these errors quickly or at all, could result in the delay or loss of market acceptance of our products. It could also result in material warranty expense, diversion of engineering and other resources from our product development efforts and the loss of credibility with, and legal actions by, our customers, system integrators and end users. For instance, during late 2000, we were informed that certain Luminent transceivers sold to Cisco were experiencing field failures. Through discussions with Cisco through September 2001, Luminent’s management agreed to replace the failed units, which we believe resolves this issue. We expect the ultimate replacement of these failed transceivers will cost approximately $3.6 million, which has been fully reserved. As of September 30, 2003, we had a remaining obligation to replace approximately $2.9 million additional transceivers. Any of these or other eventualities resulting from defects in our products could cause our sales to decline and have a material adverse effect on our business, operating results and financial condition.

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

          On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:

-	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

-	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

-	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

-	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

-	we fail to deliver shares of our common stock to the holder within 12 business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

-	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within 10 days;

-	failure by us for 10 days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to

•	incur any form of unsecured indebtedness in excess of $17 million, plus obligations arising from the sale of receivables with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

•	repurchase our common stock for an aggregate amount in excess of $5,000,000; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

•	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;

-	we breach provisions of the 2003 Notes prohibiting us from either issuing

•	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

•	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;

-	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

-	we become bankrupt or insolvent.

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

Sales Of Substantial Amounts Of Our Shares By The Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

          Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.4% of the outstanding shares of our common stock on October 31, 2003 (or 8.6% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

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

We May Have Difficulty Managing Our Businesses.

          We must continually implement new and enhance existing financial and management information systems and controls and must add and train personnel to operate these systems effectively. Our delay or failure to implement new and enhance existing systems and controls as needed could have a material adverse effect on our results of operations and financial condition in the future. Should we again pursue a growth strategy, such a strategy can be expected to place even greater pressure on our existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. We can give no assurance that we will be able to successfully manage operations if they continue to expand.

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

We Face Risks From Our International Operations.

          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the nine months ended September 30, 2003 and 2002 and for the years ended December 31, 2002:

	Nine Months Ended		For The Years Ended

	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2002	2001	2000

Percentage of total revenue from foreign sales	78%	73%	74%	67%	63%

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

          In the first calendar quarter of 2003, several economies in Asia were affected by the outbreak of severe acute respiratory syndrome, or SARS. If there is a recurrence of an outbreak of SARS, it may adversely affect our business and operating results. For example, the SARS outbreak could result in quarantines or closures to our factories in Taiwan if our employees are infected with SARS and ongoing concerns regarding SARS, particularly its effect on travel, could negatively impact our China-based customers and our business and operating results.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Some of the information in this Form 10-Q and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including the risks faced by us described above and elsewhere in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

          Market risk represents the risk of loss that may impact our financial statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in interest rates and foreign exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and have not historically hedged these risks through the use of derivative financial instruments. The term hedge is used to mean a strategy designed to manage risks of volatility in prices or interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and creates a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1	Common Stock Purchase Agreement dated October 15, 2003 by and between MRV Communications, Inc. and the institutional investors named in Schedule A thereto.

11.1	Computation of per share earnings – See Note 1 of Notes to Unaudited Condensed Financial Statements.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K

One report on Form 8-K was filed during the period covered by this Report.

A report on Form 8-K dated July 25, 2003 was filed on July 28, 2003 reporting matters under Item 5 and Item 12.

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer