Form 10-K
period 2003-12-31
MRV COMMUNICATIONS INC
filed 2004-03-04
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

     Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter - $199,876,210 (As of June 30, 2003).

     Number of shares of common stock outstanding as of February 15, 2004 – 105,471,625.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MRV Communications, Inc.

Index to Form 10-K

For the fiscal year ended December 31, 2003

          As used in this Report, “we, “us,” “our,” “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

PART I

          This Annual Report on Form 10-K for the year ended December 31, 2003, (the “Form 10-K”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this introduction.

          In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the “Risk Factors” section of this Form 10-K, beginning on page 9 or elsewhere in this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Overview

          We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. Our optical components group designs, manufactures and sell optical communications components, primarily through our wholly owned subsidiary Luminent, Inc. These components include fiber optic transceivers, discrete lasers and laser emitting diodes, or LEDs, as well as components for Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

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

          However, the global economic slowdown of the past several years has negatively impacted demand for communications products and services. Unfavorable economic conditions resulted in reduced capital spending by telecommunications carriers and service providers, enterprise customers, and governments. Depressed financial markets affected capital availability and capital formation, especially in the communications equipment sector. Such conditions have prevailed during 2001, 2002 and 2003 and may continue to prevail during 2004 and thereafter. For information on the impact the global economic slowdown has had on us, please see the our discussion in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Conditions and Current Outlook.” See also the portion of this Form 10-K entitled “Risk Factors”, including but not limited to the risk factor entitled, “Our Business has been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties.”

Products and Services

          We provide integrated, secure network equipment and services to connect data, voice and/or video (both analog and digital), within single buildings, across private networks located in multiple buildings such as college or campus environments (“campus networks”) and in metropolitan areas. At the access point to the network, we provide standard-based products, including Ethernet connectivity over telephone wires. Access speeds (data rates) vary, scaling up to Gigabits-per-second (“Gbps”), and providing security features such as intrusion control and traffic rate control. Our products aggregate network traffic using standard protocols to interconnect high-speed networks. Additional features enable new services such as virtual private networks (“VPN”), permitting remote private network access over the Internet and quality of service (“QoS”), permitting the ability to deliver time-sensitive data, control the bandwidth, set priorities for specific network traffic and provide an appropriate level of security. For campus networks and metropolitan networks, where fiber optic cabling is not available, or cannot easily be deployed, we provide point-to-point connectivity using free-space optics (“FSO”) technology, a line-of-sight technology that uses lasers to provide optical bandwidth connections that can send and receive voice, video, and data information on invisible beams of light. These products can be deployed quickly carrying network traffic from building to building without digging up the street to install fiber optic cabling, or can be used in disaster recovery and back-up applications. We also provide wave division multiplexing (“WDM”) technology, to expand the capacity of existing fiber optic infrastructure by enabling simultaneous transmission of information over multiple wavelengths on the same fiber optic strand. In addition, we provide network management systems that allow users and network administrators to control remote network elements, including network equipment, temperature and alarm sensors and power supply.

          Our offerings fall into several product groups. For revenue breakdown by product group, please see Note 16, “Segment Reporting” included in the “Notes to Financial Statements” appearing elsewhere in this Form 10-K our product groups include:

          Network Physical Infrastructure - Optical Connectivity. Cabling and network transmission equipment constitute the physical infrastructure, which is essential for computer connectivity, telephony systems and video distribution. We provide a broad range of connectivity products for copper-to-fiber media conversion, signal repeating, and fiber-optimization, including WDM systems and FSO. Like fiber optic cable, FSO communications systems use laser and LED light to transmit a digital signal between two transceivers. However, unlike fiber, light is transmitted through the air (free-space) instead of through a glass strand.

          We also offer both coarse wave division multiplexing (“CWDM”) and dense wave division multiplexing (“DWDM”) system. CWDM and DWDM use a technology that puts data from different sources together on an optical fiber, with each signal carrier at the same time on its own separate light wavelength. CWDM combines up to 16 wavelengths onto a single fiber. DWDM combines up to 64 wavelengths onto a single fiber. We also provide network access technology for data and voice over standard telephone wire. This includes long range Ethernet, and voice-over-Ethernet products for converged voice and data networks.

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

          Optical Components. We design, manufacture and sell optical communications components, such as fiber optic transceivers. Luminent offers a broad line of solutions, including active and passive components, pluggable transceivers for metropolitan and access applications, and fiber-to-the-home (“FTTH”) components. Our offerings in long-wavelength transceivers include a comprehensive set of data rates, power levels, and form factors. Product offerings range from on-board mounted transceivers to small-form-factor-pluggable (“SFP”) transceivers, in both standard and long reach models. Standard network protocols we support include Gigabit Ethernet, SONET/SDH (an acronym for “Synchronous Optical Network/Synchronous Digital Hierarchy”) and Fibre Channel, an interconnection standard designed to connect peripherals, mass storage systems, archiving and imaging systems, and engineering workstations.

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

Sales and Marketing

          We employ various methods, such as public relations, advertising, and trade shows to build awareness of our products as well as establishing our brand name, MRV. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities focused around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media, and attendance at various trade shows throughout the year, both in the United States and internationally.

     Worldwide Sales

          Our worldwide sales and marketing organization, at December 31, 2003, consisted of approximately 350 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries and sell our products and services both directly and through channel partners with support from their sales force. Our channel partners include distributors, value-added resellers, and system integrators. We conduct international operations in branch offices located in Argentina, Belgium, China, Denmark, France, Finland, Germany, Israel, Italy, Japan, South Korea, the Netherlands, Norway, Russia, Singapore, Switzerland, Sweden, Taiwan and the United Kingdom. Our international field offices are involved in the sales and distribution of our products and provide system installation, technical support, and follow-up services to end users of our products.

          Additionally, our offices in Denmark, Finland, France, Italy, Norway, Sweden and Switzerland sell and market our products along with other products manufactured by third-party vendors, supplied as part of network system integration and distribution services. These operations provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that partnering with successful third-party vendors in certain areas helps to provide growth opportunities beyond the limitations of our product line.

          No single customer accounted for more than 10% of our revenue or accounts receivable as of December 31, 2003 or for any of the three years in the period ended December 31, 2003.

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

          Vertical and Regional Markets. For certain products, we focus on vertical and regional markets, including health care, financial, defense, aerospace and educational markets. We provide products and services with capabilities that address the specific needs of these markets.

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

          Direct competitors in network physical infrastructure products, switches and routers generally include Adva, Alcatel, Allied Telesyn, Ciena, Cisco Systems, Dell, Enterasys, Extreme Networks, Foundry Networks, Lucent Technologies, Nortel Networks and Riverstone. Our competitors in fiber optic components include Agilent Technologies, Avanex, Inc., Bookham Technology, Finisar Corporation, Fujitsu, Infineon AG, JDS Uniphase Corp., Optical Communication Products, Inc., Sumitomo, TriQuint Semiconductor, Inc. and Tyco International, Ltd. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of the larger companies with which we compete, offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have partnered with other vendors in a effort to enhance our overall capability in providing products and services.

          The principal competitive factors in the markets in which we compete include:

-	Product performance, features, quality and price;

-	A comprehensive range of complementary products and services;

-	Customer service and technical support;

-	Lead and delivery times;

-	Timeliness of new products introductions;

-	Global presence, including distribution network;

-	Conformance to standards; and

-	Brand name.

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

          Our product development and engineering expenses were $31.0 million, $49.4 million and $94.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Details regarding product development and engineering expenses by segments follow.

          Networking Group. Product development and engineering expenses from our networking group were $18.4 million, $21.0 million and $45.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $488,000 for the year ended December 31, 2003, while the two years ended December 31, 2002 includes deferred stock expense that amounted to $2.1 million and $9.7 million, respectively.

          Optical Components Group. Product development and engineering expenses from our optical components group were $6.9 million, $10.5 million and $18.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.6 million for the year ended December 31, 2002, while the year ended December 31, 2001 includes deferred stock expense that amounted to $4.3 million.

          Development Stage Enterprise Group. Product development and engineering expenses from our development stage enterprise group were $5.7 million, $17.8 million and $31.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Manufacturing

          We outsource our board-level assembly and on some occasions, complete turnkey production to independent contract manufacturers for our networking products, which include our switches and routers, remote device management products and networking physical infrastructure equipment. Outsourcing, we believe, allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. Our in-house manufacturing operations primarily perform the functions of materials management, and, in an effort to ensure quality and reliability, quality assurance, equipment burn-in (testing new equipment by turning the power on), as well as inspection and final testing. Our manufacturing processes and procedures are generally ISO 9000 certified and so are those of our vendors.

          Our optical components are designed and manufactured in our ISO 9000 certified manufacturing and production facilities in California and Taiwan. We benefit from our in-house vertically integrated opto-electronic fabrication capabilities, which allows us to provide low cost, highly reliable products, and to better respond to customer requirements. Our optical transmission production process involves:

-	Wafer processing for semiconductor laser diode and LED chip manufacturing under stringent quality procedures using advanced wafer fabrication technology;

-	High precision electronic and mechanical assembly; and

-	Final assembly and testing.

          Typical assembly processes include die attach, wire bond, substrate attachment and fiber coupling. We also conduct tests at various stages of the manufacturing process using commercially available and internally built testing systems that incorporate proprietary procedures. We perform final product tests virtually on all of our products prior to shipment to customers. Many of the key processes used in Luminent’s products are proprietary; and, therefore, many of the key components of its products are designed and produced internally.

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

Development Stage Enterprises

          We hold majority interests in Charlotte’s Networks, All Optical Networks, and Optical Crossing as well as minority investments in Dune Networks, Hyperchannel, PhoneDo Networks and RedC Optical Networks. As of December 2003, the majority of our expenses for development stage enterprises were incurred in Charlotte’s Networks.

Employees

          As of December 31, 2003, we employed a total of approximately 1,250 full-time employees compared with approximately 1,400 at December 31, 2002. Of these 1,250 employees, approximately 600 are in manufacturing, 200 in product development and engineering and 450 in sales, marketing and general administration. Approximately 850 employees are in locations outside the United States. None of our employees are represented by a union or governed by a collective bargaining agreement, and we believe our employee relationships are satisfactory. We also believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that it will continue to be successful in the future. The risks associated with dependence on qualified personnel are more fully discussed in the “Risk Factors” section contained in Item 1 of this Form 10-K.

Certain Risk Factors That Could Affect Future Results

You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risk not now known to us or that we currently deem immaterial may also impair our business operations.

If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

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

These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001, 2002, 2003 and may affect them for 2004 and thereafter. Announcements by industry participants and observers indicate there is a continuing slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors, our revenues have declined and we reported net losses of $27.0 million, $479.8 million and $326.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our business may continue to suffer from adverse economic conditions worldwide and our net losses during these periods. Our operating results for future periods are subject to numerous uncertainties, and we may not be able to achieve and maintain profitability. Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical and social conditions, together with the resulting economic uncertainties, make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage manufacturing and supply chain relationships. If the economic or market conditions continue to languish or further deteriorate, or if the economic downturn is exacerbated as a result of political, economic or military conditions associated with current domestic and world events, our businesses, financial condition and results of operations could be further impaired.

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

Our Operating Results Could Fluctuate Significantly From Quarter To Quarter.

          Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:

-	the cancellation or postponement of orders;

-	the timing and amount of significant orders from our largest customers;

-	our success in developing, introducing and shipping product enhancements and new products;

-	the mix of products we sell;

-	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

-	adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions or deferred stock expense;

-	our periodic reviews of goodwill and other intangibles that lead to impairment charges;

-	new product introductions by our competitors;

-	pricing actions by our competitors or us;

-	the timing of delivery and availability of components from suppliers;

-	political stability in the areas of the world we operate in;

-	changes in material costs;

-	currency fluctuations; and

-	general economic conditions.

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

We Face Risks In Reselling The Products Of Other Companies.

          We distribute products manufactured by other companies. To the extent we succeed in reselling the products of these companies, or products of other vendors with which we may enter into similar arrangements, we may be required by customers to assume warranty and service obligations. While these suppliers have agreed to support us with respect to those obligations, if they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. This risk is amplified by the fact that the equipment has been designed and manufactured by others, and is thus subject to warranty claims whose magnitude we are currently unable to fully evaluate.

The Price Of Our Shares May Continue To Be Highly Volatile.

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

          On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:

-	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

-	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

-	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

-	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

-	we fail to deliver shares of our common stock to the holder within 12 business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

-	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within 10 days;

-	failure by us for 10 days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to

o	incur any form of unsecured indebtedness in excess of $17 million, plus obligations arising from the sale of receivables with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

o	repurchase our common stock for an aggregate amount in excess of $5,000,000; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

o	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;

-	we breach provisions of the 2003 Notes prohibiting us from either issuing

o	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

o	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;

-	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

-	we become bankrupt or insolvent.

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

Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

          Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.4% of the outstanding shares of our common stock on February 15, 2004 (or 8.6% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

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

Economic Conditions May Require Us To Reduce The Size Of Our Business Further.

          In 2002, and to a lesser extent 2003, we undertook significant reductions in force, some of which were accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the fiber optics and telecommunications equipment markets in particular continue to affect our business substantially. We may be required to undertake further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

We Face Risks From Our International Operations.

          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the years ended December 31, 2003, 2002 and 2001,:

	2003	2002	2001

Percentage of total revenue from foreign sales	78%	74%	67%

          We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. Luminent has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both Luminent and we make sales of our products in the People’s Republic of China. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

-	greater difficulty in accounts receivable collection and longer collection periods;

-	the impact of recessions in economies outside the United States;

-	unexpected changes in regulatory requirements;

-	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

-	difficulties in managing operations across disparate geographic areas;

-	difficulties associated with enforcing agreements through foreign legal systems;

-	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

-	higher credit risks requiring cash in advance or letters of credit;

-	potentially adverse tax consequences;

-	unanticipated cost increases;

-	unavailability or late delivery of equipment;

-	trade restrictions;

-	limited protection of intellectual property rights;

-	unforeseen environmental or engineering problems; and

-	personnel recruitment delays.

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

The Reduced Role Of Acquisitions In Our Current Business Strategy May Negatively Impact Our Growth.

          Acquisitions were a major part of strategy in the past. However, commensurate with the downturn in the technology sector, we have not made any acquisitions since 2000. The networking business is highly competitive, and while we continue to evaluate possible acquisitions, our decision not to complete any such transactions in the recent past could hamper our ability to enhance existing products and introduce new products on a timely basis.

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

We Could In The Future Become Subject To Litigation Regarding Intellectual Property Rights, Which Could Be Costly And Subject Us To Significant Liability.

          From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. Over the years, we have received notices from third parties alleging possible infringement of patents with respect to certain features of our products or our manufacturing processes and in connection with these notices have been involved in discussions with the claimants, including IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation and Finisar. Aggregate revenues potentially subject to the foregoing claims amounted to approximately 18%, 20% and 28% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively. These or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

          There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates over the past year and our rates for our various insurance policies are likely to increase. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States, and adversely affect our operating results.

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

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected.

          We incurred net losses in 2001, 2002 and 2003, and our combined cash and short-term investments declined in each of those years as well. Although we generated cash from operations, we could experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. An inability to raise financial capital would limit our operating flexibility.

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

Location		Square Feet	Lease Expiration	Purpose

Chatsworth, CA	USA	13,300	3/31/2007	Administration
Chatsworth, CA	USA	22,200	12/31/2005	Manufacturing and product development
Chatsworth, CA	USA	49,920	7/14/2004	Manufacturing
Chatsworth, CA	USA	17,710	2/28/2006	Manufacturing and product development
Littleton, MA	USA	54,966	2/28/2007	Administration, product development, manufacturing and sales
Hinchu	Taiwan	39,590	12/31/2004	Product development, manufacturing and sales
Geneva	Switzerland	29,428	12/31/2010	Administration, product development, manufacturing and sales
Zurich	Switzerland	9,343	3/31/2013	Administration and sales
Stockholm	Sweden	48,825	6/30/2006	Administration and sales
Oslo	Norway	7,535	3/31/2004	Administration and distribution
Milan	Italy	7,535	3/1/2007	Administration and distribution
Milan	Italy	9,688	6/30/2004	Administration and distribution
Milan	Italy	9,688	4/28/2004	Administration and distribution
Milan	Italy	8,611	4/28/2004	Administration and distribution
Rome	Italy	6,512	1/31/2009	Administration and distribution
Yokneam	Israel	26,910	8/31/2005	Administration, product development, manufacturing and sales
Yokneam	Israel	19,526	12/31/2007	Administration, product development, manufacturing and sales
Yokneam	Israel	7,202	12/31/2007	Administration, product development, manufacturing and sales
Gif Sur Yvette	France	17,222	Owned	Administration and distribution

          We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

          We have received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. We believe such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the senders in an effort to demonstrate that our products and/or processes do not violate any patents. From time to time we have been involved in such discussions with IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation and Finisar. We do not believe that any of our products or processes violates any of the patents asserted by these parties and we further believe that we have meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to us, such claims could materially and adversely affect our business, operating results and financial condition.

          We have been named as a defendant in lawsuits involving matters that we consider routine to the nature of our business. We are of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on our business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On December 12, 2003, we held our Annual Meeting of Stockholders at which, among other things, the Company’s entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

	Number of Votes

		Against or
	For	Withheld

Noam Lotan	90,335,040	4,437,364
Shlomo Margalit	90,371,340	4,401,064
Igal Shidlovsky	93,065,711	1,706,693
Guenter Jaench	93,065,711	1,706,693
Daniel Tsui	93,914,565	857,839
Baruch Fischer	93,924,565	857,839

          The other matter voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, was as follows:

	Number of Votes
Proposal	For	Against	Abstained

To ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2003	94,118,045	547,983	106,375

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

	High	Low

Fiscal Year Ended December 31, 2003
First Quarter	$1.48	$1.02
Second Quarter	$2.62	$1.11
Third Quarter	$3.40	$1.82
Fourth Quarter	$4.05	$2.95
Fiscal Year Ended December 31, 2002
First Quarter	$5.08	$2.51
Second Quarter	$2.89	$1.03
Third Quarter	$1.75	$0.81
Fourth Quarter	$1.78	$0.65

          As of February 15, 2004, we had approximately 3,207 common stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

          The following selected Statements of Operations data for each of the three years in the period ended December 31, 2003 and the Balance Sheet data as of December 31, 2003 and 2002 are derived from our audited Financial Statements included elsewhere herein. The selected Statements of Operations data for each of the two years in the period ended December 31, 2000 and the Balance Sheet data as of December 31, 2001, 2000 and 1999 were derived from our audited Financial Statements, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Statements of Operations Data:
Revenue	$238,983	$252,532	$332,844	$319,394	$288,524
Cost of goods sold	164,893	169,566	267,389	203,371	197,442

Gross profit	74,090	82,966	65,455	116,023	91,082
Operating costs and expenses:
Product development and engineering	30,972	49,358	94,813	74,078	35,319
Selling, general and administrative	62,868	90,047	150,674	124,700	67,859
Amortization of intangibles	33	140	126,484	66,814	3,898
Impairment of goodwill and other intangibles	356	72,697	—	—	—
Impairment of long-lived assets	—	17,038	—	—	—
Restructuring costs	—	—	14,111	—	—

Total operating costs and expenses	94,229	229,280	386,082	265,592	107,076

Operating loss	(20,139)	(146,314)	(320,627)	(149,569)	(15,994)
Other income (expense), net	(6,380)	(23,465)	(22,777)	(9,578)	322

Loss before minority interest, provision (benefit) for taxes, extraordinary gain and cumulative effect of an accounting change	(26,519)	(169,779)	(343,404)	(159,147)	(15,672)
Minority interest	58	230	(11,577)	(796)	(610)
Provision (benefit) for taxes	2,361	13,395	4,475	(5,398)	(2,153)

Loss before extraordinary gain and cumulative effect of an accounting change	(28,938)	(183,404)	(336,302)	(152,953)	(12,909)
Extraordinary gain, net of tax	1,950	—	9,949	—	—
Cumulative effect of an accounting change	—	(296,355)	—	—	—

Net loss	$(26,988)	$(479,759)	$(326,353)	$(152,953)	$(12,909)

Basic and diluted loss per share	$(0.26)	$(5.25)	$(4.27)	$(2.33)	$(0.24)
Basic and diluted weighted average shares outstanding	102,022	91,421	76,369	65,669	53,920

	As of December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash and cash equivalents	$88,706	$100,618	$164,676	$210,080	$34,330
Working capital	108,051	91,188	175,368	366,752	106,425
Total assets	254,763	284,803	864,495	1,097,621	314,533
Total long-term liabilities	27,415	4,056	102,254	154,504	94,409
Stockholders’ equity	140,128	154,476	584,676	781,555	166,815

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

Overview

          We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. Our optical components group designs, manufactures and sell optical communications components, primarily through our wholly owned subsidiary Luminent, Inc. These components include fiber optic transceivers, discrete lasers and laser emitting diodes, or LEDs, as well as components for Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

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

          Unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001, 2002 and 2003 and may affect them for 2004 and thereafter. As a result of these factors, our revenues have declined and we reported net losses during each these years. Revenues for the years ended December 31, 2003, 2002 and 2001 were $239.0 million, $252.5 million and $332.8 million, respectively. We reported a net loss of $27.0 million, $479.8 million and $326.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. A significant portion of the loss for the years ended December 31, 2002 and 2001, was due to charges for impairment of goodwill and other intangibles recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Accounting for Goodwill and Other Intangible Assets,” amortization of goodwill and other intangibles and deferred stock expense related to our acquisitions in 2000 and the employment arrangements that we entered into with Luminent’s former Chief Executive Officer and its former Chief Financial Officer in 2000. Effective January 1, 2002, we adopted SFAS No. 142, and we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and intangibles for impairment at least annually, or when events indicate that impairment exists. We will continue to amortize intangible assets that we determine have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change in 2002. During the fourth quarter of 2003, we conducted our annual impairment review, which resulted in no additional impairment. Our business may continue to suffer from adverse economic conditions worldwide that have contributed to a technology industry slowdown and was a principal factor for our decline in revenues and our net losses during the last three years. Our operating results for future periods are subject to numerous uncertainties, and we may not be able to achieve and maintain profitability in the near future.

          We divide and operate our business based on three segments: the networking group, the optical components group and development stage enterprise group. We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (expense). The networking and optical components groups account for virtually all of our overall revenue. The development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the years ended December 31, 2003, 2002 and 2001, foreign revenues constituted 78%, 74% and 67%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

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

          Allowance for Doubtful Accounts. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectable accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

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

          Goodwill and Other Intangibles. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We continue to amortize intangible assets that have definite lives over their useful lives.

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

Restructuring costs

          From November 9, 2000 through December 28, 2001, we owned approximately 92% of Luminent and approximately 8% of Luminent’s shares were publicly traded. During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. We expect these actions to realign the business based on current and near-term growth rates. We expect that all action stemming from the restructuring plan to be completed by the end of 2004.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through December 31, 2003, bringing Luminent’s total workforce to approximately 450 employees as of December 31, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of December 31, 2003 is as follows (in thousands):

		Closed and		Employee
	Asset	Abandoned	Purchase	Severance
	Impairments	Facilities	Commitments	Costs	Total

Original provision	$10,441	$2,405	$6,173	$1,281	$20,300
Utilized	(10,441)	(615)	(1,987)	(847)	(13,890)
Adjustments	—	—	(1,474)	(434)	(1,908)

Balance, December 31, 2002	—	1,790	2,712	—	4,502
Utilized	—	(1,854)	(1,092)	—	(2,946)
Adjustments	—	874	(1,305)	—	(431)

Balance, December 31, 2003	$—	$810	$315	$—	$1,125

          Through December 31, 2003, we reduced $5.9 million in purchase commitments related to future liabilities based on our current negotiations with vendors, which resulted in the reversal of $1.3 million and $1.5 million in cost of goods sold for the years ended December 31, 2003 and 2002, respectively, and our fulfillment of purchase commitments for inventory and equipment that we previously reserved. The adjustments relating to closed and abandoned facilities that amounted to $874,000 in 2003 resulting from changes in our estimates of our continuing obligation. We did not reverse any amounts in cost of goods sold for the year ended December 31, 2001.

Market Conditions and Current Outlook

          Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for optical components and network infrastructure products and services. The unfavorable economic conditions and reduced capital spending has detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2001 to date, and may continue to affect them for the remainder of 2004 and thereafter.

Reclassifications

          Our Quarterly Financial Data is presented in Note 16, to our Notes to Financial Statements included elsewhere in this Form 10-K. The results of the fourth quarter of 2003 reflect certain reclassifications affecting revenues, cost of goods sold, accounts receivable and accounts payable relating to a transaction involving one of our European offices. These reclassifications were discovered after our press release and conference call discussing our fourth quarter financial results that occurred on February 5, 2004, have had no effect on the gross profit or net loss we announced for the quarter or year ended December 31, 2003 and have been recorded in our audited financial statements contained elsewhere in this Form 10-K.

Results of Operations

          The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Year Ended December 31,

	2003	2002	2001

Revenue	100%	100%	100%
Cost of goods sold	69	67	80
Gross profit	31	33	20
Operating costs and expenses:
Product development and engineering	13	20	28
Selling, general and administrative	26	36	45
Amortization of intangibles	—	—	38
Impairment of goodwill and other intangibles	—	29	—
Impairment of long-lived assets	—	7	—
Restructuring costs	—	—	4
Total operating costs and expenses	39	91	116
Operating loss	(8)	(58)	(96)
Other expense, net	3	9	7
Loss before minority interest, provision for taxes, extraordinary gain and cumulative effect of an accounting change	(11)	(67)	(103)
Minority interest	—	—	(3)
Provision for taxes	1	5	1
Loss before extraordinary gain and cumulative effect of an accounting change	(12)	(73)	(101)
Extraordinary gain, net of tax	1	—	3
Cumulative effect of an accounting change	—	(117)	—
Net loss	(11)	(190)	(98)

          The following management discussion and analysis refers to and analyzes our results of operations into three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Year Ended December 31, 2003 (“2003”) Compared
To Year Ended December 31, 2002 (“2002”)

     Revenue

          Revenues for 2003 decreased $13.5 million, or 5%, to $239.0 million from $252.5 million for 2002. The decrease was due to the worldwide economic slowdown in general and specifically the downturn in telecommunications spending for optical components, partially offset by the positive impact resulting from the weakened U.S. dollar compared to our other functional currencies. Additionally, the decrease in revenues is the result of the loss of revenues from our divestiture of FOCI Fiber Optic Communications, Inc., or FOCI, and Quantum Optech, Inc., or QOI, in October 2002 that amounted to $17.0 million in 2002.

          For 2003, 48% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 39% during 2002. Our revenues by segments for 2003 and 2002 were as follows (in thousands):

	2003	2002

Networking group	$202,399	$185,662
Optical components group	38,790	67,284
Development stage enterprise group	—	—

	241,189	252,946
Adjustments (1)	(2,206)	(414)

	$238,983	$252,532

(1)	Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $16.7 million, or 9%, to $202.4 million for 2003 as compared to $185.7 million for 2002. The increase is due to increases in sales of switches and routers, services and other networking products. External revenues generated from sales of switches and routers increased $6.5 million, or 11%, to $64.0 million for 2003 as compared to $57.6 million for 2002. The external revenues from our networking group were also positively impacted by the effect of the weakened U.S. dollar compared to our other functional currencies, primarily the Euro. External revenues generated from sales of switches and routers are heavily dependent on our international offices. External revenues generated from sales of our remote device management products decreased $735,000, or 4%, to $16.6 million for 2003 as compared to $17.4 million for 2002. External revenues generated from sales of our network physical infrastructure products decreased by $5.1 million, or 9%, to $50.5 million for 2003 as compared to $55.6 million for 2002. External revenues from sales of our other networking products, which include defense, aerospace and other applications, including cellular communications, increased $11.8 million, or 57%, during 2003 to $32.3 million from $20.6 million for 2002. We attribute the increase in our overall external revenues to an increased number of governmental projects and improved penetration into the markets served by these products.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, Luminent. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Premises applications, or FTTP. Revenues, including inter-segment revenue, generated from our optical components group decreased $28.5 million, or 42%, to $38.8 million for 2003 as compared to $67.3 million for 2002. We attribute the decrease in optical components revenue to the current slowdown in telecommunications spending for optical components. External revenues generated from optical passive components decreased $13.9 million, or 48%, to $14.9 million for 2003 as compared to $28.7 million for 2002. The decrease in revenues from sales of optical passive components is primarily due to the loss of revenues from our divestiture of FOCI and QOI in October 2002 that amounted to $17.0 million in 2002, in addition to decreases in our sales of these components through our remaining offices. External revenue generated from optical active components decreased $12.3 million, or 24%, to $39.0 million for 2003 as compared to $51.3 million for 2002. We attribute the decrease in revenues from optical active components to a sector-wide oversupply, which has adversely impacted the average selling prices of these components.

          Development Stage Enterprise Group. No significant revenues were generated by these entities for 2003 and 2002.

     Gross Profit

          Gross profit for 2003 was $74.1 million, compared to gross profit of $83.0 million for 2002. Gross profit decreased $8.9 million, or 11%, in 2003 compared to 2002. For 2003 and 2002, gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.1 million and $878,000, respectively. Gross profit for 2003 was also positively affected by the utilization of $1.7 million of the product credit received from the divestiture of FOCI and QOI in 2002.

          Our gross margin slightly decreased to 31% for 2003, compared to gross margin of 33% for 2002. We attribute the decrease in our gross margin to a change in the composition of our product revenues. Our percentage of third-party equipment revenues increased during 2003, which generated lower gross margins. The weakened U.S. dollar compared to the Euro resulted in an increase in our cost of goods sold, particularly in lower margin business through our European offices.

          Networking Group. Gross profit for 2003 was $70.8 million, compared to gross profit of $67.5 million for 2002. Gross profit increased $3.4 million, or 5%, in 2003 compared to 2002. Gross margins decreased to 35% for 2003, compared to gross margin of 36% for 2002. For 2003, our networking group’s gross profit includes income from the recapture of accelerated deferred stock expense due to terminations totaling $1.1 million, compared to deferred stock expense totaling $297,000 for 2002. Changes in deferred stock expense amounted to $1.4 million of the gross margin improvement. In addition to the decrease in deferred stock expense, we attribute the increase in gross profit during 2003 to the effects of improved operating efficiencies and cost reduction efforts.

          Optical Components Group. Gross profit for 2003 was $3.3 million, compared to gross profit of $16.4 million for 2002. Gross profit decreased $13.1 million, or 80%, in 2003 compared to 2002. Gross margins decreased to 8% for 2003, compared to gross margin of 24% for 2002. For 2003 and 2002, the optical components group’s gross profit includes income from recapturing accelerated deferred stock expense due to terminations that amounted to $50,000 and $1.2 million, respectively. Changes in deferred stock expense accounted for $1.1 million of the decrease in gross profit in 2003. Gross profit decreased due to the sale of FOCI and QOI in October 2002, which contributed gross profit that amounted to $2.0 million in 2002, along with increased competition and continued market contraction resulting in lower average selling prices.

          Development Stage Enterprise Group. No significant gross margins were produced by these entities for 2003 and 2002.

     Operating Costs and Expenses

          Operating costs and expenses were $94.2 million, or 39% of revenues, for 2003, compared to $229.3 million, or 91% of revenues, for 2002. Operating costs and expenses decreased $135.1 million, or 59%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from the recapture of accelerated deferred stock expense due to terminations that amounted to $7.0 million, while 2002 includes $7.5 million in deferred stock expense. Changes in deferred stock expenses accounted for $14.5 million of the decrease in our operating costs and expenses. For 2003, operating costs and expenses include an impairment of goodwill and other intangibles that amounted to $356,000. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $17.0 million, respectively. In addition to the income from the recapture of deferred stock expense and the substantial reduction in impairment losses on goodwill and other tangibles and long-lived assets, we attribute the decrease in operating costs and expenses during 2003 to our overall cost reduction efforts to align these costs with current operations. We reduced spending in product development and engineering and selling, general and administrative expenses.

          Networking Group. Operating costs and expenses for 2003 were $73.0 million, or 36% of revenues, for 2003, compared to $126.2 million, or 68% of revenues, for 2002. Operating costs and expenses decreased $53.2 million, or 42%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $6.7 million, while 2002 includes $6.8 million in deferred stock expense. Changes in deferred stock expenses accounted for $13.5 million of the decrease in our operating costs and expenses. For 2003, operating costs and expenses include an impairment of goodwill and other intangibles that amounted to $356,000. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $20.1 million and $17.0 million, respectively. In addition to the impact from income from the recapture of deferred stock expense and impairment losses, we attribute the decrease in operating costs and expenses during 2003 to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering and general and administrative expense, while slightly increasing spending for selling and marketing efforts.

          Optical Components Group. Operating costs and expenses for 2003 were $14.4 million, or 37% of revenues, for 2003, compared to $79.0 million, or 117% of revenues, for 2002. Operating costs and expenses decreased $64.6 million, or 82%, in 2003 compared to 2002. For 2003, operating costs and expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $240,000, while 2002 includes $624,000 in deferred stock expense. Changes in deferred stock expenses accounted for $864,000 of the decrease in our operating costs and expenses. Operating costs and expenses for 2002, includes an impairment loss on goodwill and other intangibles that amounted to $51.9 million. We attributed the remaining decrease in our operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development Stage Enterprise Group. Operating costs and expenses for 2003 were $6.8 million for 2003, compared to $24.1 million for 2002. Operating costs and expenses decreased $17.2 million, or 72%, in 2003 compared to 2002. We attribute the decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current development activities.

     Operating Loss

          We reported an operating loss of $20.1 million, or 8% of revenues, for 2003 compared to $146.3 million, or 58% of revenues, for 2002. We reduced our operating loss by $126.2 million, or 86%, in 2003 compared to 2002. For 2003, our operating loss includes an impairment of goodwill and other intangibles that amounted to $356,000. Our operating loss for 2002 includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $17.0 million, respectively. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit. Our reduction in net loss was also positively impacted by income resulting from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002 and the substantial reduction in impairment losses on goodwill and other tangibles and long-lived assets in 2003.

          Networking Group. Our networking group reported an operating loss of $2.2 million, or 1% of revenues, for 2003, compared to an operating loss of $58.8 million, or 32% of revenues, for 2002. This improvement is the result of our reduced spending for operating costs and expenses, along with the substantial reduction in impairment losses in 2003. Our results in 2003 were also positively impacted by income resulting from our reversal of deferred stock expenses in 2003 compared to reporting such expenses in 2002.

          Optical Components Group. Our optical components group reported an operating loss of $11.1 million, or 29% of revenues, for 2003, compared to $62.7 million, or 93% of revenues, for 2002. Our operating loss improved $51.5 million, or 82%, in 2003 compared to 2002. Our reduction in operating loss was the result of the substantial reduction in impairment loss on goodwill and other intangibles in 2003 along with the favorable impact from our reversal of deferred stock expense in 2003 compared to reporting such expenses in 2002.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $6.8 million for 2003, compared to $24.1 million for 2002. Our operating loss improved $17.2 million, or 72%, in 2003 compared to 2002. The improvement is the result of a significant reduction in spending for operating costs and expenses.

     Amortization of Intangibles

          During the fourth quarter of 2003, we conducted our annual review of our goodwill and intangible assets as required by SFAS 142. The review resulted in no further reduction in the carrying amount of goodwill. During 2003, we impaired $356,000 in goodwill from a foreign office that ceased operations.

          We recorded a $296.4 million cumulative effect of an accounting change in 2002, as the result of our adoption of SFAS No. 142 effective January 1, 2002. As a consequence of our adoption of SFAS No. 142, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and other intangibles for impairment at least annually, or when events indicate that impairment exists. We continue to amortize intangible assets that we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. Of the $296.4 million cumulative effect of an accounting change, $84.6 million was associated with our networking group and $211.8 million was associated with our optical components group.

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

     Other Expense, Net

          In June 2003, we completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008 (the “2003 Notes”), to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into our common stock at a conversion price of $2.32 per share. We are using the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Interest expense relating to these notes was $672,000 for 2003.

          In June 1998, we issued $100.0 million principal amount of our 1998 Notes. During 2003, we retired $5.9 million principal amount of 1998 Notes in exchange for the issuance of 4.2 million shares of our common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of our outstanding 1998 Notes matured and we repaid and retired them. For 2003, we recognized a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. During the year ended December 31, 2002, we acquired $31.6 million in principal amount of these notes in exchange for our issuance of 12.3 million shares of our common stock to the holders of these notes. During 2002, we also purchased $21.4 million in principal amount of these notes in exchange for $19.7 million in cash. During 2002, we recognized a gain of $393,000 in connection with the extinguishment of debt. We incurred $773,000 and $3.2 million in interest expense relating to the 1998 Notes for 2003 and 2002, respectively.

          During 2003, other expense, net totaling $6.4 million, represented our loss on the extinguishment of debt and interest expense, partially offset by interest income on cash and investments. We account for certain unconsolidated subsidiaries using the cost and equity methods. During 2002, we impaired $11.7 million on our investments in these subsidiaries along with $4.3 million from our share of losses from our equity method investments. For 2002, we recognized $3.2 million in interest expense associated with the termination of our interest rate swap.

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

          The provision for income taxes for 2003, principally foreign taxes, was $2.4 million, compared to $13.4 million for 2002. During 2002, we recorded an additional valuation allowance, or additional tax expense, totaling $21.2 million relating to the expected realization of our deferred income tax assets based on likely future recovery. For 2003 and 2002, there was no benefit provided for net operating losses.

Year Ended December 31, 2002 (“2002”) Compared
To Year Ended December 31, 2001 (“2001”)

     Revenue

          Revenues for 2002 decreased $80.3 million, or 24%, to $252.5 million from $332.8 million for 2001. The decrease was due to the worldwide economic slowdown in general and specifically the downturn in telecommunications spending for optical components. Our revenues by segments for 2002 and 2001 were as follows (in thousands):

	2002	2001

Networking group	$185,662	$201,517
Optical components group	67,284	131,327
Development stage enterprise group	—	—

	252,946	332,844
Adjustments (1)	(414)	—

	$252,532	$332,844

(1)	Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

          Networking Group. External revenues generated from our networking group decreased $15.9 million, or 8%, to $185.7 million for 2002 as compared to $201.5 million for 2001. The decrease is due to the worldwide economic slowdown. More specifically, the decrease is due to decreases across our networking product lines, including switches and routers, remote device management products, network physical infrastructure equipment and other networking products. Revenues generated from our switches and routers decreased $17.1 million, or 23%, to $57.6 million for 2002 as compared to $74.7 million for 2001. Revenues generated from our remote device management products decreased $1.6 million, or 9%, to $17.4 million for 2002 as compared to $19.0 million for 2001. Revenues generated from our network physical infrastructure products decreased $4.3 million, or 7%, to $55.6 million for 2002 as compared to $59.9 million for 2001. Revenues generated from services increased $2.5 million, or 13%, during 2002 to $21.4 million from $18.9 million for 2001.

          Optical Components Group. Revenues, including inter-segment revenue, generated from sales of our optical components group decreased $64.0 million, or 49%, to $67.3 million for 2002 as compared to $131.3 million for 2001. Revenues generated from optical passive and active components decreased $56.6 million, or 41%, to $80.0 million for 2002 as compared to $136.7 million for 2001. We attributed the decrease in sales of optical active components to a sector-wide oversupply, which has significantly impacted adversely the average selling prices of these components.

          Development Stage Enterprise Group. No significant revenues were generated by these entities for 2002 and 2001.

     Gross Profit

          Gross profit for 2002 was $83.0 million, compared to gross profit of $65.5 million for 2001. Gross profit improved $17.5 million, or 27%, in 2002 compared to 2001. Our gross margin improved to 33% for 2002, compared to 20% for 2001. The increase in gross profit and gross margin is substantially due to the write-down of inventory and other market-related one-time charges of $35.4 million taken by Luminent during 2001.

          Networking Group. Gross profit for 2002 was $67.5 million, compared to gross profit of $54.4 million for 2001. Gross profit increased $13.1 million, or 24%, in 2002 compared to 2001. Gross margins increased to 36% for 2002, compared to gross margin of 27% for 2001. For 2002 and 2001, the networking group’s gross profit includes deferred stock expense that amounted to $297,000 and $2.8 million, respectively. Changes in deferred stock expenses accounted for a $2.5 million increase in gross profit.

          Optical Components Group. Gross profit for 2002 was $16.3 million, compared to gross profit of $11.1 million for 2001. Gross profit improved $5.3 million, or 48%, in 2002 compared to 2001. Gross margins increased to 24% for 2003, compared to gross margin of 8% for 2001. For 2002, the optical component’s group gross profit includes income from recapturing accelerated deferred stock expense due to terminations totaling $1.2 million, while 2001 includes deferred stock expense totaling $5.0 million. The improvement in gross margin was attributed to the improved operating efficiencies realized during 2002 and the effect of the write-off of inventory and other market-related one-time charges of $35.4 million taken by Luminent during 2001.

          Development Stage Enterprise Group. No significant gross margins were produced by these entities for 2003 and 2002.

     Operating Costs and Expenses

          Operating costs and expenses were $229.3 million, or 91% of revenues, for 2002, compared to $386.1 million, or 116% of revenues, for 2001. Operating costs and expenses decreased $156.8 million, or 41%, in 2002 compared to 2001. For 2002 and 2001, operating costs and expenses includes deferred stock expense that amounted to $7.5 million and $61.3 million, respectively. Changes in deferred stock expenses favorably impacted our operating costs and expenses by $53.8 million for 2002. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $17.0 million, respectively. For 2001, prior to the adoption of SFAS No. 142, operating costs and expense included the amortization of goodwill and other intangibles that amounted to $126.5 million. In addition to the decrease in deferred stock expense and impairment and amortization of goodwill and other intangibles, we attribute the decrease in operating costs and expenses during 2002 to our overall cost reduction efforts to align these costs with current operations. We reduced spending in product development and engineering and selling, general and administrative expenses.

          Networking Group. Operating costs and expenses for 2002 were $126.2 million, or 68% of revenues, for 2002, compared to $171.7 million, or 85% of revenues, for 2001. Operating costs and expenses decreased $45.4 million, or 27%, in 2002 compared to 2001. Operating costs and expenses include deferred stock expense that amounted to $6.8 million and $15.5 million for 2002 and 2001, respectively. Changes in deferred stock expenses accounted for $8.8 million of the decrease in our operating costs and expenses. Operating costs and expenses for 2002, includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $20.1 million and $17.0 million, respectively. For 2001, we amortized $48.5 million in goodwill and other intangibles. We attribute the improvement in operating costs and expenses during 2002 to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering and selling, general and administrative expense.

          Optical Components Group. Operating costs and expenses for 2002 were $79.0 million, or 117% of revenues, compared to $172.7 million, or 132% of revenues, for 2001. Operating costs and expenses decreased $93.7 million, or 54%, in 2002 compared to 2001. Operating costs and expenses include $624,000 and $45.8 million in deferred stock expense for 2002 and 2001, respectively. Changes in deferred stock expenses accounted for $45.1 million of the decrease in our operating costs and expenses. Operating costs and expenses for 2002, includes an impairment loss on goodwill and other intangibles that amounted to $51.9 million. For 2001, operating costs and expenses includes the amortization of goodwill and intangibles that amounted to $77.8 million. In addition to the decrease in deferred stock expense and impairment of goodwill and other intangibles, we attribute the decrease in operating costs and expenses during 2002 to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development Stage Enterprise Group. Operating costs and expenses were $24.1 million for 2002, compared to $41.8 million for 2001. Operating costs and expenses decreased $17.7 million, or 42%, in 2002 compared to 2001. We attribute the decrease in operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current development activities.

     Operating Loss

          We reported an operating loss of $146.3 million, or 58% of revenues, for 2002 compared to $320.6 million, or 96% of revenues, for 2001. We reduced our operating loss by $174.3 million, or 54%, in 2002 compared to 2001. Our operating loss for 2002 includes impairment losses on goodwill and other intangibles and long-lived assets that amount to $72.7 million and $17.0 million, respectively. Our operating loss for 2001 includes the amortization of goodwill and other intangibles that amounted to $126.5 million, restructuring charges that amounted to $14.1 million and write-offs of inventory and other market-related one-time charges totaling $35.4 million. The improvement in our operating loss is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit.

          Networking Group. Our networking group reported an operating loss of $58.8 million, or 32% of revenues, for 2002, compared to an operating loss of $117.3 million, or 58% of revenues, for 2001. This improvement is the result of our reduced spending for operating costs and expenses, along with the impact of impairment and amortization losses incurred during 2001. Our results in 2002 were also positively impacted by income resulting from our reversal of deferred stock expenses compared to reporting such expenses in 2001.

          Optical Components Group. Our optical components group reported an operating loss of $62.7 million, or 93% of revenues, for 2002, compared to $161.6 million, or 123% of revenues, for 2001. Our operating loss improved $99.0 million, or 61%, in 2002 compared to 2001. Our reduction in operating loss was the result of the impairment and amortization losses on goodwill and other intangibles, inventory write-downs and other market-related one-time charges along with the favorable impact from our reversal of deferred stock expense in 2002 compared to reporting such expenses in 2001.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $24.1 million for 2002, compared to $41.8 million for 2001. Our operating loss improved $17.7 million, or 42%, in 2002 compared to 2001. The improvement is the result of a significant reduction in spending for operating costs and expenses.

     Amortization of Intangibles

          Amortization of intangibles decreased to $140,000 for 2002, as compared to $126.5 million for 2001. The decrease of $126.4 million was the result of our adoption of SFAS No. 142, which we adopted effective January 1, 2002. As a consequence, we no longer amortize goodwill and intangibles with indefinite lives, but instead measure goodwill and other intangibles for impairment at least annually, or when events indicate that impairment exists. We continue to amortize intangible assets we determine to have definite lives over their useful lives. As required by SFAS No. 142, we performed the transitional impairment test on goodwill and other intangibles, which consisted of patents and assembled work forces. As a result of the transitional impairment test, we recorded a $296.4 million cumulative effect of an accounting change in 2002. In addition to the transitional impairment test, we reviewed our remaining goodwill and other intangibles as required annually pursuant to SFAS No. 142. As a result of the annual review, we further reduced the carrying amount of goodwill and other intangibles by recording an impairment charge of $72.7 million during the third quarter of 2002. We perform our annual impairment review as of October 1st each year, commencing with this review.

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

Recently Issued Accounting Standards

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of this pronouncement did not have a material impact on our results of operations or our financial position.

          In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on our results of operations or our financial position.

          In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and do not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our results of operations or our financial position.

Liquidity and Capital Resources

          We had cash and cash equivalents of $88.7 million as of December 31, 2003, a decrease of $11.9 million from the cash and cash equivalents of $100.6 million as of December 31, 2002. The decrease in cash and cash equivalent is primarily the result of our cash used in our operations; cash used to satisfy our term loan in January 2003 and repay our 1998 Notes, which matured in June 2003; and our purchase of short-term and long-term marketable securities. These decreases were partially offset by the proceeds from maturities of our investments, the net proceeds from our sale in June 2003 of our 2003 Notes and the net proceeds from our sale of approximately 1.7 million shares of common stock in October 2003. The following table illustrates as of December 31, 2003 and December 31, 2002 our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our 2003 Notes (in thousands):

	2003	2002

Cash
Cash and cash equivalents	$88,706	$100,618
Short-term marketable securities	5,221	11,738
Time deposits	1,411	2,789
Long-term marketable securities	1,705	1,447

	97,043	116,592
Debt
Current portion of long-term debt	204	393
5% convertible subordinated notes due 2003	—	32,418
5% convertible notes due 2008	23,000	—
Short-term obligations	2,701	7,000
Long-term debt	200	390

	26,105	40,201

Excess cash versus debt	$70,938	$76,391

Ratio of cash versus debt (1)	3.7 to 1	2.9 to 1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

          Our working capital as of December 31, 2003 was $108.1 million compared to $91.2 million as of December 31, 2002. Our ratio of current assets to current liabilities as of September 30, 2003 was 2.3 to 1.0 compared to 1.8 to 1.0 as of December 31, 2002. The increase in working capital is primarily the result of our repayment of our 1998 Notes, which matured in June 2003 and were classified on our balance sheet at December 31, 2002 as a current liability, and the issuance of our 2003 Notes, which is classified on our balance sheet at December 31, 2003 as a long-term liability. Working capital was also positively impacted by our receipt of approximately $5.0 million in cash from the sale of approximately 1.7 million shares of our common stock in October 2003.

          Cash used in operating activities was $17.3 million for the year ended December 31, 2003, as compared to $1.4 million for the year ended December 31, 2002. Cash used in operating activities is a result of our net operating loss of $27.0 million, adjusted for non-cash items such as the depreciation and amortization, deferred stock expense, our extraordinary gain, gains and losses on debt extinguishments and deferred income taxes. Decreased time deposits and other assets and increases in accounts payable and other current liabilities positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in accounts receivable and inventories and decreases in accrued liabilities, deferred revenue and other current liabilities. The increase in accounts receivable is due to business in Europe, in which, customers have a traditionally had a longer pay cycle than in other regions. Decreases in accrued liabilities are the result of the continuing slowdown in the communications equipment industry and reductions in overall expenses.

          Cash flows generated from investing activities were $3.7 million for the year ended December 31, 2003, compared to $21.4 million for the year ended December 31, 2002. Cash flows generated from investing activities for the year ended December 31, 2003 were the result of the maturity of short-term and long-term marketable securities of $6.3 million and proceeds from the sale of property and equipment of $449,000, offset by capital expenditures of $2.4 million. As of December 31, 2003, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturities of short-term and long-term marketable securities and proceeds from the sale of FOCI and QOI, partially offset by the net cash used for capital expenditures and investments in equity method subsidiaries.

          Cash flows used in financing activities were $990,000 for the year ended December 31, 2003, as compared to $79.5 million for the year ended December 31, 2002. Cash used in financing activities was primarily the result of our repayment of the remaining $26.0 million balance of our 1998 Notes, which matured on June 15, 2003, the net proceeds from our issuance of our 2003 Notes, the net proceeds from the issuance of common stock, and net payments of $4.5 million on our short-term and long-term obligations. Cash flows used in financing activities in 2002 represent the cash paid on borrowings, payments to terminate an interest rate swap arrangement, offset by short-term borrowings and proceeds from the issuance of our common stock.

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

          During the year ended December 31, 2002, we acquired $31.6 million in principal amount of these notes in exchange for our issuance of 12.3 million shares of our common stock to the holders of these notes. During 2002, we also purchased $21.4 million in principal amount of these notes in exchange for $19.7 million in cash. At maturity on June 15, 2003, we repaid in full the $26.0 million outstanding balance of our outstanding 1998 Notes using cash on-hand.

          In June 2003, we completed the sale of $23.0 million principal amount of our 2003 Notes to an institutional investor in a private placement under the Securities Act of 1933. These notes have an annual interest rate of 5% and are convertible into our common stock at a conversion price of $2.32 per share. We are using the net proceeds from the sale of these notes for general corporate purposes and working capital.

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

     Contractual Cash Obligations

          The following table illustrates our total contractual cash obligations as of December 31, 2003 (in thousands):

		Less than 1
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years

Short-term obligations	$2,701	$2,701	$—	$—	$—
Long-term debt	404	204	200	—	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	6,961	6,957	4	—	—
Operating leases	22,705	5,192	8,073	5,443	3,997

Total contractual cash obligations	$55,771	$15,054	$8,277	$28,443	$3,997

          Our total contractual cash obligations as of December 31, 2003, were $55.8 million, of which, $15.1 million were due by December 31, 2004. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues, which is further discussed below, and we expect that this will continue to be the case.

          Our unconditional purchase obligations are to secure the necessary raw materials and components required for production of our products. As part of Luminent’s restructure plan (see our discussion above and the Notes to our Financial Statements), there is a remaining obligation totaling $315,000 for unconditional purchase obligations and Luminent continues in negotiations seeking to cancel or renegotiate contracts that it no longer requires as a consequence of the significantly reduced orders for its optical components and its sales projections. The remaining purchase commitments are part of our ordinary course of business.

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

Internet Access to Our Financial Documents

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

          Foreign Exchange Rates. We operate on an international basis with a portion of our revenues and expenses being incurred in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses and revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We do not regularly attempted to reduce our currency risks through hedging instruments, however, we may do so in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders of MRV Communications, Inc.

          We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of MRV Communications, Inc., for the fiscal year ended December 31, 2001, was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 12, 2002.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

          As discussed in Note 3 to the consolidated financial statements, MRV Communications, Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 during the first quarter of fiscal 2002. As discussed above, the financial statements of MRV Communications, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss-per-share amounts. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 in Note 3 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s financial statements for fiscal 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s fiscal 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 4, 2004

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

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 2002

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Revenue	$238,983	$252,532	$332,844
Cost of goods sold	164,893	169,566	267,389

Gross profit	74,090	82,966	65,455
Operating costs and expenses:
Product development and engineering	30,972	49,358	94,813
Selling, general and administrative	62,868	90,047	150,674
Amortization of intangibles	33	140	126,484
Impairment of goodwill and other intangibles	356	72,697	—
Impairment of long-lived assets	—	17,038	—
Restructuring costs	—	—	14,111

Total operating costs and expenses	94,229	229,280	386,082

Operating loss	(20,139)	(146,314)	(320,627)
Other expense, net	6,380	23,465	22,777

Loss before minority interest, provision for taxes, extraordinary gain and cumulative effect of an accounting change	(26,519)	(169,779)	(343,404)
Minority interest	58	230	(11,577)
Provision for taxes	2,361	13,395	4,475

Loss before extraordinary gain and cumulative effect of an accounting change	(28,938)	(183,404)	(336,302)
Extraordinary gain, net of tax	1,950	—	9,949
Cumulative effect of an accounting change	—	(296,355)	—

Net loss	$(26,988)	$(479,759)	$(326,353)

Earnings per share:
Basic and diluted loss per share:
Loss before extraordinary gain and cumulative effect of an accounting change	$(0.28)	$(2.01)	$(4.40)
Extraordinary gain	$0.02	$—	$0.13
Cumulative effect of an accounting change	$—	$(3.24)	$—
Net loss	$(0.26)	$(5.25)	$(4.27)
Weighted average number of shares:
Basic and diluted	102,022	91,421	76,369

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	As of December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$88,706	$100,618
Short-term marketable securities	5,221	11,738
Time deposits	1,411	2,789
Accounts receivable, net	53,464	50,965
Inventories	35,799	32,695
Other current assets	5,379	11,283

Total current assets	189,980	210,088
Property and equipment, net	25,416	35,169
Goodwill	29,965	29,740
Intangibles	102	135
Long-term marketable securities	1,705	1,447
Deferred income taxes	2,594	2,637
Investments	3,063	3,063
Other assets	1,938	2,524

	$254,763	$284,803

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$204	$393
Convertible subordinated notes	—	32,418
Short-term obligations	2,701	7,000
Accounts payable	46,811	41,308
Accrued liabilities	25,523	31,542
Deferred revenue	3,754	3,950
Other current liabilities	2,936	2,289

Total current liabilities	81,929	118,900
Long-term debt	200	390
Convertible notes	23,000	—
Other long-term liabilities	4,215	3,666
Minority interest	5,291	7,371
Commitments and contingencies

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	As of December 31,

	2003	2002

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 106,794 shares in 2003 and 100,132 shares in 2002
Outstanding — 105,441 shares in 2003 and 98,917 shares in 2002	179	168
Additional paid-in capital	1,154,869	1,149,635
Accumulated deficit	(1,004,430)	(977,442)
Deferred stock expense, net	(200)	(5,047)
Treasury stock, 1,353 shares in 2003 and 1,215 shares in 2002	(1,352)	(1,207)
Accumulated other comprehensive loss	(8,938)	(11,631)

Total stockholders’ equity	140,128	154,476

	$254,763	$284,803

     The accompanying notes are an integral part of these balance sheets.

MRV Communications, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional	Deferred
			Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2000	73,231	$126	$1,060,650	$(100,862)	$(171,330)	$(133)	$(6,896)	$781,555
Exercise of stock options and warrants	561	—	6,406	—	—	—	—	6,406
Issuance of common stock for purchase of Luminent, Inc.’s minority interest	5,160	9	16,845	—	—	—	—	16,854
Issuance of common stock in connection with acquisitions	1,247	2	19,719	—	—	—	—	19,721
Issuance of common stock in a private placement	2,529	4	19,501	—	—	—	—	19,505
Fair value of stock options issued for an investment	—	—	508	—	—	—	—	508
Fair value of stock options issued to a non-employee	—	—	535	—	—	—	—	535
Forfeited stock options	—	—	(13,038)	6,733	—	—	—	(6,305)
Deferred stock expense	—	—	7,816	(7,816)	—	—	—	—
Amortization of deferred stock expense	—	—	—	75,601	—	—	—	75,601
Comprehensive loss:
Net loss	—	—	—	—	(326,353)	—	—	(326,353)
Unrealized loss on interest rate swap	—	—	—	—	—	—	(3,198)	(3,198)
Translation adjustment	—	—	—	—	—	—	(153)	(153)

Comprehensive loss								(329,704)

Balance, December 31, 2001	82,728	141	1,118,942	(26,344)	(497,683)	(133)	(10,247)	584,676
Exercise of stock options and warrants	50	—	131	—	—	—	—	131
Issuance of common stock in connection with acquisitions	4,996	8	7,044	—	—	—	—	7,052
Issuance of common stock in exchange for convertible subordinated notes	12,310	21	38,211	—	—	—	—	38,232
Purchase of treasury stock	(1,167)	(2)	—	—	—	(1,074)	—	(1,076)
Forfeited stock options	—	—	(14,693)	2,990	—	—	—	(11,703)
Amortization of deferred stock expense	—	—	—	18,307	—	—	—	18,307
Comprehensive income (loss):
Net loss	—	—	—	—	(479,759)	—	—	(479,759)
Realized loss on interest rate swap	—	—	—	—	—	—	3,198	3,198
Translation adjustment	—	—	—	—	—	—	(4,582)	(4,582)

Comprehensive loss								(481,143)

Balance, December 31, 2002	98,917	168	1,149,635	(5,047)	(977,442)	(1,207)	(11,631)	154,476

MRV Communications, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional	Deferred
			Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2002	98,917	168	1,149,635	(5,047)	(977,442)	(1,207)	(11,631)	154,476
Exercise of stock options and warrants	758	1	1,752	—	—	—	—	1,753
Issuance of common stock in connection with private placement	1,667	3	4,982	—	—	—	—	4,985
Issuance of common stock in exchange for convertible subordinated notes	4,237	7	11,445	—	—	—	—	11,452
Purchase of treasury stock	(138)	—	—	—	—	(145)	—	(145)
Forfeited stock options	—	—	(12,945)	1,369	—	—	—	(11,576)
Amortization of deferred stock expense	—	—	—	3,478	—	—	—	3,478
Comprehensive income (loss):
Net loss	—	—	—	—	(26,988)	—	—	(26,988)
Translation adjustment	—	—	—	—	—	—	2,693	2,693

Comprehensive loss								(24,295)

Balance, December 31, 2003	105,441	$179	$1,154,869	$(200)	$(1,004,430)	$(1,352)	$(8,938)	$140,128

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(26,988)	$(479,759)	$(326,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,411	16,169	140,554
Amortization of deferred stock expense, net of forfeited options	(8,098)	6,604	69,831
Provision for doubtful accounts	1,829	2,188	5,654
Deferred income taxes	43	20,592	15,134
Loss on extinguishment of debt	5,438	1,363	—
Impairment of goodwill and other intangibles	356	72,697	—
Cumulative effect of an accounting change	—	296,355	—
Loss on termination of interest rate swap	—	3,198	—
Extraordinary gain	(1,950)	—	(9,949)
(Gain) loss on disposition of property and equipment	306	243	(178)
Impairment of long-lived assets	—	17,038	7,787
Impairment of cost and equity method investments	—	11,741	9,166
Loss on equity method subsidiaries	—	4,283	10,790
Minority interests’ share of income	(80)	230	(11,557)
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	1,378	1,843	46,840
Accounts receivable	(4,328)	1,946	1,953
Inventories	(3,104)	24,613	19,697
Other assets	6,540	11,404	4,532
Accounts payable	5,503	(6,996)	(7,502)
Accrued liabilities	(4,136)	(7,280)	1,321
Deferred revenue	(196)	(215)	2,695
Other current liabilities	(1,236)	375	(4,563)

Net cash used in operating activities	(17,312)	(1,368)	(24,148)
Cash flows from investing activities:
Purchases of property and equipment	(2,380)	(13,947)	(19,923)
Proceeds from sale of property and equipment	449	323	453
Purchases of investments	—	(4,150)	(33,581)
Proceeds from sale of FOCI and QOI	—	5,735	—
Proceeds from maturity of investments	6,259	33,426	—
Investment in subsidiaries	(631)	—	—

Net cash provided by (used in) investing activities	3,697	21,387	(53,051)

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	22,950	—	—
Net proceeds from issuance of common stock	6,738	131	25,911
Payment for termination of interest rate swap	—	(3,198)	—
Borrowings on short-term obligations	49,902	63,303	39,034
Payments on short-term obligations	(53,879)	(66,368)	(29,459)
Payments on long-term obligations	(583)	(52,495)	(2,718)
Repurchase of convertible subordinated notes	(26,522)	(19,721)	—
Purchase of treasury stock	(145)	(1,076)	—
Other long-term liabilities	549	(71)	(820)

Net cash provided by (used in) financing activities	(990)	(79,495)	31,948
Effect of exchange rate changes on cash and cash equivalents	2,693	(4,582)	(153)

Net decrease in cash and cash equivalents	(11,912)	(64,058)	(45,404)
Cash and cash equivalents, beginning of year	100,618	164,676	210,080

Cash and cash equivalents, end of year	$88,706	$100,618	$164,676

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

December 31, 2002

1. Description of Business

          MRV Communications, Inc, (a Delaware corporation, “MRV” or the “Company”) designs, manufactures, sells, distributes, integrates and supports network infrastructure equipment and services, and optical components. MRV conducts its business along three principal reportable segments: the networking group, the optical components groups and the development stage enterprise group. MRV’s networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. MRV’s optical components group designs, manufactures and sell optical communications components, primarily through its wholly owned subsidiary Luminent, Inc. These components include fiber optic transceivers, discrete lasers and laser emitting diodes, or LEDs, as well as components for Fiber-to-the-Premises, or FTTP, applications.

2. Summary of Significant Accounting Policies

     Principles of Consolidation

          The accompanying financial statements include the accounts of MRV and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of related development stage enterprises when it has effective control, voting control or has provided the entity’s working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments unless otherwise required.

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

     Cash, Cash Equivalents and Time Deposits

          MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Time deposits of $1.4 million and $2.8 million as of December 31, 2003 and 2002, respectively, are restricted by short-term obligations.

     Marketable Securities

          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2003, MRV changed its investment classification from “held-to-maturity” to “available for sale.” The original cost of MRV’s marketable securities approximated fair market value as of December 31, 2003 and 2002. As of December 31, 2003 and 2002, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2004. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.

     Accounts Receivable

          As of December 31, 2003, 2002 and 2001, the allowance for doubtful accounts totaled $10.7 million, $15.0 million and $14.8 million, respectively. Increases in the allowance for doubtful accounts totaled $1.8 million, $2.2 million and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Write-offs against the allowance for doubtful accounts totaled $6.1 million, $1.9 million and $335,000 for the years ended December 31, 2003, 2002 and 2001, respectively. If the financial condition of MRV’s customers were to deteriorate, resulting in their inability to make payments, additional provisions are recorded in that period.

          MRV, through foreign subsidiaries, has agreements with financial institutions to sell its receivables. At December 31, 2003, MRV is contingently liable for approximately $21.1 million relating to such receivables sold with recourse. There were no gain or loss on the sale of these receivables.

     Inventories

          Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. Inventories consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Raw materials	$5,886	$8,058
Work-in process	7,274	5,867
Finished goods	22,639	18,770

	$35,799	$32,695

     Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty-three years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. Property and equipment consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Property and equipment, at cost
Land	$57	$48
Building	3,674	3,070
Machinery and equipment	43,611	52,844
Furniture and fixtures	5,709	10,478
Computer hardware and software	18,021	14,022
Leasehold improvements	5,848	7,581
Construction in progress	653	1,384

	77,573	89,427
Less – accumulated depreciation and amortization	(52,157)	(54,258)

	$25,416	$35,169

     Goodwill and Other Intangibles

          MRV adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives (See Note 3, Goodwill and Other Intangible Assets).

     Investments

          MRV accounts for its investments in unconsolidated entities (see Note 2, Principles of Consolidation) under the provisions of Accounting Principles Board Opinions (“APB”) No. 18, “The Equity Method of Accounting for Investments in common stock,” and related interpretations. Unconsolidated investments, for which MRV does not have the ability to exercise significant influence over operating and financial polices, are accounted for under the cost method. Those investments, for which MRV does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. In general, all investments in which MRV owns greater than 20% of the voting stock, are accounted for under the equity method. Cost and equity method investments totaled $3.1 million as of December 31, 2003 and 2002.

          Under the cost and equity method, a loss in value of an investment, which is deemed to be other than a temporary decline, is recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. During the year ended December 31, 2002, MRV recognized impairment on investments totaling $11.7 million, which has been included in Other Expense, net.

     Impairment of Long-Lived Assets

          MRV evaluates its long-term assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. MRV considers events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on MRV’s weighted average costs of capital, which represents the blended after-tax costs of debt and equity.

          For the year ended December 31, 2002, MRV determined that $17.0 million in long-lived assets, primarily property and equipment, were impaired. This amount was determined to be impaired using the method discussed above. The remaining carrying values of the long-lived assets were determined to be realizable. This process and analysis requires management to use significant judgment and apply assumptions regarding the future cash flows expected to result from the use of the assets and the eventual disposition of such assets. While management believes the carrying value of its assets are realizable based on its analysis, changes in the assumptions used in its models could produce significantly different results. The impairment of long-lived assets of $17.0 million for the year ended December 31, 2002 has been included in the determination of operating loss in the accompanying Statements of Operations. The vast majority of these impairments were from our operating divisions segment. There were no significant impairment losses recorded for the years ended December 31, 2003 and 2001.

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

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.0 million, 12.6 million and 12.5 million shares were not included in the computation of years 2003, 2002 and 2001 diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) and 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 (“1998 Notes”) were not included in the computation of loss per share as they are anti-dilutive.

     Stock-Based Compensation

          MRV accounts for its employee stock plan under the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

          SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three years in the period ended December 31, 2003 would have increased to the following pro forma amounts (in thousands, except per share data):

	2003	2002	2001

Net loss, as reported	$(26,988)	$(479,759)	$(326,353)
Additional compensation expense determined under the fair value based method	(23,520)	(24,775)	(24,874)

Pro forma net loss	$(50,508)	$(504,534)	$(351,227)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.26)	$(5.25)	$(4.27)
Basic and diluted net loss per share – pro forma	$(0.50)	$(5.52)	$(4.60)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 84% for 2003, 104% for 2002 and 191% for 2001, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 2.69% to 6.73% for all years.

          MRV accounts for option and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25),” and Emerging Issue Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services,” whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

          Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense generated during 2001 was $7.1 million generated through acquisitions. Deferred stock expense generated during 2000 was $160.8 million of which $106.6 million was generated through acquisitions and $54.2 million was generated through stock options granted to Luminent’s former President and its former Chief Financial Officer (see Note 12, Stockholders’ Equity). There was no deferred stock expense generated for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, MRV recognized income from recapturing accelerated deferred stock expense due to terminations, net of the amortization of deferred stock expense of $3.5 million, totaling $8.1 million. Total amortization of deferred stock expense for the years ended December 31, 2002 and 2001 was $6.6 million and $69.8 million, respectively.

          During the three years in the period ended December 31, 2003, certain stock option holders ceased to be employees of MRV, either through termination or sale. Since MRV used the graded vesting method of accounting to recognize the compensation over the related employment period, MRV recognized deferred stock expense related to options that were unvested. For the years ended December 31, 2003, 2002 and 2001, MRV reversed $11.6 million, $11.7 million and $6.3 million, respectively, related to unvested, forfeited stock options for which compensation expense was previously recognized. Unamortized deferred stock expense totaling $1.4 million, $3.0 million and $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, has been reversed to additional paid-in capital relating to these employees.

     Transactions with Stock of a Subsidiary

          In September 2003, MRV acquired 666,666 shares of Series A Preferred Stock, or 1.9% additional ownership interest, in Charlotte’s Networks from a minority interest in exchange for $50,000 in cash. This acquisition of a minority interest resulted in an extraordinary gain of $2.0 million for the year ended December 31, 2003. MRV’s ownership interest following this acquisition is approximately 60%. Charlotte’s Networks is included in MRV’s development stage enterprise group.

          On November 9, 2000, Luminent, a wholly-owned subsidiary of MRV, issued 12.0 million shares of its common stock for $12.0 per share, or $144.0 million, to complete its Initial Public Offering (“IPO”). As part of MRV’s plan to spin-off Luminent to MRV stockholders, the purchase price in excess of its book value, or $49.7 million has been included in Effect of Subsidiary Equity Transactions in MRV’s Statements of Stockholders’ Equity for the year ended December 31, 2000. In September 2001, MRV and Luminent jointly announced that MRV intended to acquire Luminent’s 8% minority interest (established through Luminent’s November 2000 IPO), and merge Luminent back into MRV through a short-form merger. It was determined that each Luminent stockholder would receive 0.43 shares of MRV common stock in exchange for their Luminent common stock. Additionally, all stock options to purchase Luminent common stock would be converted into stock options to purchase MRV’s common stock based on the same exchange ratio. The merger was completed in December 2001. MRV exchanged 5.2 million shares of common stock for 12.0 million shares of Luminent common stock. MRV’s shares had a fair value of $16.9 million, based on the average market price five days before and after the terms were determined. MRV recorded an extraordinary gain from the merger of $9.9 million, net of tax, which equals to the excess minority interest reduced by the fair value paid, net of the costs incurred to effect the merger.

     Recently Issued Accounting Standards

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of this pronouncement did not have a material impact on the results of operations or the financial position of MRV.

          In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on the results of operations or the financial position of MRV.

          In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. MRV has completed our evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of MRV.

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

          During the third quarter of 2002 and in addition to the transitional impairment testing, MRV reviewed its remaining goodwill and other intangible assets as required annually pursuant to SFAS No. 142. This impairment reduced the carrying value of goodwill and other intangible assets by recording an impairment charge of $72.7 million, which consisted of $70.4 million relating to goodwill and $2.3 million relating to patents. MRV has determined that the annual impairment test will be performed on October 1st of each year. MRV, with the assistance of valuation experts, estimated the fair value of its reporting units using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly traded companies. During 2003, MRV impaired $356,000 in goodwill from a foreign office that ceased operations. During the fourth quarter of 2003, MRV completed the annual review of its remaining goodwill and other intangible assets. With the assistance of valuation experts, MRV determined that no further reduction in the carrying value of its goodwill and intangible assets was necessary.

          The following table summarizes MRV’s identifiable intangible assets and goodwill balances as of December 31, 2003 and 2002 (in thousands):

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Intangible assets subject to amortization:
Patents	$14,751	$(14,751)	$—	$14,751	$(14,751)	$—
Assembled work forces	537	(537)	—	537	(537)	—
Customer contracts	720	(720)	—	720	(720)	—
Other	230	(128)	102	230	(95)	135

	16,238	(16,136)	102	16,238	(16,103)	135
Intangible assets not subject to amortization:
Goodwill	195,869	(165,904)	29,965	195,644	(165,904)	29,740

Goodwill and Other Intangibles	$212,107	$(182,040)	$30,067	$211,882	$(182,007)	$29,875

          The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows: (in thousands):

		Optical	Development
	Networking	Components	stage
	Group	Group	enterprises	Total

Balance, December 31, 2002	$29,740	$—	$—	$29,740
Goodwill acquired during year	581	—	—	581
Impairment losses	(356)	—	—	(356)

Balance, December 31, 2003	$29,965	$—	$—	$29,965

          The results for the year ended December 31, 2001 do not reflect the provisions of SFAS No. 142. Had MRV adopted SFAS 142 on January 1, 2001, the reported loss before cumulative effect of an accounting change and net loss and the related per-share amounts would have been presented as follows (in thousands, except per share amounts):

	2003	2002	2001

Loss before extraordinary gain and cumulative effect of an accounting change, as reported	$(28,938)	$(183,404)	$(336,302)
Goodwill amortization, net of tax	—	—	102,324

Pro forma loss before extraordinary gain and cumulative effect of an accounting change	$(28,938)	$(183,404)	$(233,978)

Earnings per share:
Basic and diluted loss per share – as reported	$(0.28)	$(2.01)	$(4.40)
Goodwill amortization, net of tax	$—	$—	$1.34
Basic and diluted loss per share – pro forma	$(0.28)	$(2.01)	$(3.06)
Net loss, as reported	$(26,988)	$(479,759)	$(326,353)
Goodwill amortization, net of tax	—	—	102,324

Pro forma net loss	$(26,988)	$(479,759)	$(224,029)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.26)	$(5.25)	$(4.27)
Goodwill amortization, net of tax	$—	$—	$1.34
Basic and diluted net loss per share – pro forma	$(0.26)	$(5.25)	$(2.93)

     4.     Restructuring costs

          From November 9, 2000 through December 28, 2001, MRV owned approximately 92% of Luminent and approximately 8% of Luminent’s shares were publicly traded. During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce, the abandonment of certain assets and the cancellation and termination of purchase commitments. MRV expects these actions to realign the business based on current and near-term growth rates. MRV expects that all actions stemming from the restructuring plan to be completed by the end of year 2004.

          Employee severance costs and related benefits of $1.3 million are related to approximately 750 layoffs through December 31, 2003, bringing Luminent’s total workforce to approximately 450 employees as of December 31, 2003. Affected employees came from all divisions and areas of Luminent. The majority of affected employees were in the manufacturing group.

          A summary of the restructuring costs and the remaining liability through and as of December 31, 2003 is as follows (in thousands):

		Closed and		Employee
	Asset	Abandoned	Purchase	Severance
	Impairments	Facilities	Commitments	Costs	Total

Original provision	$10,441	$2,405	$6,173	$1,281	$20,300
Utilized	(10,441)	(615)	(1,987)	(847)	(13,890)
Adjustments	—	—	(1,474)	(434)	(1,908)

Balance, December 31, 2002	—	1,790	2,712	—	4,502
Utilized	—	(1,854)	(1,092)	—	(2,946)
Adjustments	—	874	(1,305)	—	(431)

Balance, December 31, 2003	$—	$810	$315	$—	$1,125

          Through December 31, 2003, MRV reduced $5.9 million in purchase commitments related to future liabilities based on its current negotiations with vendors, which resulted in the reversal of $1.3 million and $1.5 million in cost of goods sold for the years ended December 31, 2003 and 2002, respectively, and its fulfillment of purchase commitments for inventory and equipment that it previously reserved. The adjustments relating to closed and abandoned facilities that amounted to $874,000 in 2003 resulting from changes in MRV’s estimates of its continuing obligation. MRV did not reverse any amounts in cost of goods sold for the year ended December 31, 2001.

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

          The consideration received by Luminent for the sale of the FOCI and QOI shares, which was determined through arms’ length negotiations between Luminent and MRV on the one hand, and the purchasers on the other, consisted of $8.0 million in cash and $2.0 million in credit against future purchases of components. These net assets have been included in MRV’s optical components group segment.

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

$12,708

          The loss on disposition of FOCI and QOI has been included in Other Expense, net in the accompanying Statement of Operations for the year ended December 31, 2002. Through December 31, 2003, MRV utilized $1.9 million of the future product credit, resulting in $86,000 remaining product credit available through October 2004.

6. Accrued Liabilities

          Accrued liabilities as of December 31, 2003 and 2002, consisted of the following (in thousands):

	2003	2002

Payroll and related	$8,850	$8,824
Product warranty	5,337	5,678
Restructuring	1,125	4,502
Other	10,211	12,538

	$25,523	$31,542

7. Income Taxes

          The provision for income taxes for each of the years ended December 31, 2003, 2002 and 2001, is as follows (in thousands):

	2003	2002	2001

Current:
Federal	$—	$(329)	$(12,454)
State	(10)	(3)	(2,196)
Foreign	2,414	2,802	4,918

	2,404	2,470	(9,732)
Deferred:
Federal	—	11,870	11,278
State	—	—	3,942
Foreign	(43)	(945)	(1,013)

	(43)	10,925	14,207

	$2,361	$13,395	$4,475

          The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before taxes for each of the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001

Income tax provision (benefit, at statutory federal rate)	(34%)	(34%)	(34%)
State and local income taxes, net of federal income taxes effect	(6%)	(1%)	(6%)
Permanent differences	24%	31%	28%
Foreign taxes at rates different than domestic rates	25%	1%	(2%)
Change in valuation allowance	—%	6%	15%

	9%	3%	1%

          The components of deferred income taxes as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Allowance for doubtful accounts	$994	$3,015
Inventory reserve	10,425	13,474
Warranty reserve	771	1,244
Deferred stock expense	—	2,529
Accrued liabilities	2,610	9,069
Other	3,479	2,169

	18,279	31,500
Valuation allowance	(18,279)	(31,500)

Net short-term deferred income tax assets	—	—
Net operating losses	40,587	28,376
Tax credits	3,153	2,553
Depreciation and amortization	7,466	10,831
Investments	16,926	17,180
Capital loss carryforwards	88,717	88,501
Other	(136)	5

	156,713	147,446
Valuation allowance	(154,119)	(144,809)

Net long-term deferred income tax assets	2,594	2,637

	$2,594	$2,637

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

          As of December 31, 2003, MRV had federal and state net operating loss carryforwards available of $96.0 million and $136.0 million, respectively. For the year ended December 31, 2003, MRV generated additional federal and state net operating losses of $9.9 million and $6.0 million, respectively. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2023 and 2023, respectively. Tax credits of $3.1 million and $2.5 million as of December 31, 2003 and 2002, respectively, expire in 2013. Capital loss carryforwards totaling $221.8 million as of December 31, 2003 and 2002, respectively, expire in 2007.

          In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. Due to operating losses at this subsidiary, no tax benefit was received for any of the years ended December 31, 2003, 2002 and 2001.

          MRV does not provide United States federal income taxes on the undistributed earnings of its foreign operations. MRV’s policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits.

8. Short-Term and Long-Term Obligations

          Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2003 and 2002, these short-term obligations totaled $2.7 million and $7.0 million, respectively. Certain assets of MRV’s subsidiaries have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations was approximately 5% as of December 31, 2003 and 2002. These obligations are incurred and settled in the local currencies of the respective subsidiaries.

          Long-term debt consisted of secured notes payable to financial institutions bearing interest at rates ranging from 4.7% to 9.4%. Principal and interest is payable in monthly and quarterly installments through December 2005. As of December 31, 2003 and 2002, long-term debt totaled $404,000 and $783,000, respectively. As of December 31, 2003, $204,000 of long-term debt is due during 2004 with the remaining balance of $200,000 due in 2005.

9. Interest Rate Swap

          MRV entered into an interest rate swap (the “Swap”) in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in Long-Term Debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the Long-Term Debt of $50.0 million and terminated the Swap. The realized loss on the Swap of $3.2 million has been recorded as interest expense and is included in other expense, net in the accompanying Statements of Operations for 2002.

10. Convertible Debt

          In June 2003, MRV completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008, to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into shares of MRV’s common stock at a conversion price of $2.32 per share. MRV is using the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Included in Other Expense, net in the accompanying Statements of Operations is interest expense related to these 2003 Notes that amounted to $672,000 for the year ended December 31, 2003.

          In June 1998, MRV issued $100.0 million principal amount of its 1998 Notes. During 2003, MRV retired $5.9 million principal amount of 1998 Notes in exchange for the issuance of 4.2 million shares of its common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of MRV’s outstanding 1998 Notes matured and MRV repaid and retired them. For 2003, MRV recorded a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes, in other expense, net in the accompanying Statements of Operations. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. During the year ended December 31, 2002, MRV acquired $53.0 million in principal amount of these notes in exchange for its issuance of 12.3 million shares of its common stock and $19.7 million in cash to the holders of these notes. During 2002, MRV recognized a gain of $393,000 in connection with the extinguishment of debt. MRV incurred $809,000 and $3.2 million in interest expense relating to the 1998 Notes for 2003 and 2002, respectively.

11. Commitments and Contingencies

     Lease Commitments

          The Company leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2013. The aggregate minimum annual lease payments under leases in effect as of December 31, 2003 were as follows (in thousands):

Year Ending December 31,
2004	5,192
2005	4,332
2006	3,741
2007	3,012
2008	2,431
Thereafter	3,997

$22,705

          Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2003, 2002 and 2001, was $6.0 million, $9.6 million and $8.8 million, respectively.

     Royalty Commitment

          Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government’s participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV’s royalty to the Chief Scientist is calculated at a rate of 2% to 5% of sales of such products developed with the participation up to the dollar amount of such participation. MRV received participation from the Chief Scientist that amounted to $287,000 and $746,000 for the years ended December 31, 2003 and 2002, respectively. No participation was received for the year ended December 31, 2001. The remaining future obligation as of December 31, 2003 is approximately $1.4 million which is contingent on generating sufficient sales of selected product lines.

     Litigation

          MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. MRV’s policy is to discuss these notices with the senders in an effort to demonstrate that MRV’s products and/or processes do not violate any patents. From time to time, MRV has been involved in such discussions with IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation and Finisar. MRV does not believe that any of its products or processes violates any of the patents asserted by these parties and MRV further believes that it has meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to MRV such claims could materially and adversely affect the business, operating results and financial condition of MRV.

          MRV has been named as a defendant in lawsuits involving matters that MRV considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying financial statements.

12. Stockholders’ Equity

     Authorized Shares

          On May 10, 2000, the Board of Directors and stockholders of MRV approved an increase in the authorized number of shares of its $0.0017 par value common stock from 80.0 million to 160.0 million shares relating to the two-for-one stock split distributed on May 26, 2000. MRV is authorized to issue up to 1.0 million shares of its $0.01 par value preferred stock, of which none is issued or outstanding as of December 31, 2003 and 2002.

          In October 2003, MRV issued and sold 1,667,000 shares of its common stock to several institutional investors, raising net proceeds of approximately $5.0 million. These shares were taken from its shelf registration statement that was declared effective by the SEC in June 2003, which registered $20.0 million of its common stock that MRV may issue and sell from time to time.

     Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. As of December 31, 2003, MRV had repurchased 1.3 million shares of its common stock at a cost of $1.3 million through December 31, 2003. MRV can repurchase up to 5.7 million additional shares of its common stock under this program.

     Stock Options

          MRV has various stock option and warrant plans that provide for granting options and warrants to purchase shares of MRV’s common stock to employees, directors and non-employees performing consulting or advisory services for MRV. The plans provide for the granting of options, which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options and are at the discretion of the board of directors. Under these plans, stocks option and warrant exercise prices generally equal the fair market value of MRV’s common stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The plans provide for the issuance of 6.2 million shares of common stock over the remaining life of the plans.

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

          Information with respect to MRV’s stock option and warrant plans is as follows (in thousands):

	2003		2002		2001

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	12,626	$6.90	12,549	$9.93	12,110	$11.28
Granted	2,543	$2.00	3,116	$0.90	3,045	$5.63
Exercised	(758)	$2.31	(50)	$2.60	(561)	$11.42
Cancelled and forfeited	(4,382)	$12.44	(2,989)	$13.47	(2,045)	$11.07

Outstanding, end of year	10,029	$3.58	12,626	$6.90	12,549	$9.93

Exercisable, end of year	4,483	$6.00	6,811	$10.76	6,211	$11.20

Weighted average fair value of options granted during year		$1.58		$0.83		$9.79

          Information about MRV stock options outstanding at December 31, 2003 is summarized as follows (in thousands):

	Number		Wtd. Avg.	Number
	Outstanding	Wtd. Avg.	Remaining	Exercisable	Wtd. Avg.
Exercise Prices	as of 2003	Ex. Price	Contract Life	as of 2003	Ex. Price

$0.67 - $1.95	4,095	$1.08	8.89 Years	759	$0.94
$2.15 - $3.95	4,089	$2.84	4.86 Years	2,331	$2.79
$5.38 - $9.50	821	$6.43	5.27 Years	625	$6.55
$10.06 - $17.63	490	$13.95	3.78 Years	334	$14.44
$23.00 - $50.38	534	$25.05	4.24 Years	434	$24.88

	10,029	$3.58	6.45 Years	4,483	$6.00

13. Segment Reporting and Geographical Information

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

          The accounting policies of the segments are the same as those described in the summary of significant accounting polices previously described. MRV evaluates segment performance based on revenues and operating expenses of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of operations data below operating income.

          Business segment revenues for the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	2003	2002	2001

Networking group	$202,399	$185,662	$201,517
Optical components group	38,790	67,284	131,327
Development stage enterprise group	—	—	—

	241,189	252,946	332,844
Inter-segment adjustment	(2,206)	(414)	—

	$238,983	$252,532	$332,844

          Revenues by product line for the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	2003	2002	2001

Optical passive components	$14,838	$28,693	$39,010
Optical active components	39,037	51,343	97,653
Switches and routers	64,028	57,571	74,675
Remote device management products	16,626	17,361	18,987
Network physical infrastructure equipment	50,511	55,570	59,902
Services	21,612	21,444	18,934
Other networking products	32,331	20,550	23,683

	$238,983	$252,532	$332,844

          For the years ended December 31, 2003, 2002 and 2001, MRV had no single customer that accounted for 10% or more of revenues. As of December 31, 2003 and 2002, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.

          A summary of external revenue by geographical region for the years ended December 31, 2003, 2002 and 2001, is as follows (in thousands):

	2003	2002	2001

Americas	$51,505	$64,675	$108,550
Europe	171,957	157,998	176,745
Asia Pacific	14,277	28,560	42,925
Other regions	1,244	1,299	4,624

	$238,983	$252,532	$332,844

          Business segment operating loss for the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	2003	2002	2001

Networking group	$(2,207)	$(58,764)	$(117,257)
Optical components group	(11,110)	(62,655)	(161,613)
Development stage enterprise group	(6,830)	(24,067)	(41,757)

	(20,147)	(145,486)	(320,627)
Inter-segment adjustment	8	(828)	—

	$(20,139)	$(146,314)	$(320,627)

          Net loss before provision for income taxes for each of the three years ended December 31, 2003 is as follows (in thousands):

	2003	2002	2001

Domestic	$(12,917)	$(143,119)	$(207,753)
Foreign	(11,710)	(323,245)	(114,125)

	$(24,627)	$(466,364)	$(321,878)

14. 401(K) Plans

          MRV has 401(K) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans provide for MRV to make matching contributions to all eligible employees. For the years ended December 31, 2003, 2002 and 2001, approximately $627,000, $568,000 and $838,000, respectively, was charged as expense related to these plans.

15. Supplemental Statements of Cash Flow Information

          Supplemental Statements of Cash Flow information for each of the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$2,464	$2,168	$10,549
Cash paid during year for income taxes	$3,098	$2,724	$5,323
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with investments in subsidiaries	$—	$7,052	$36,575

Common stock issued in connection with exchange of 1998 Notes	$6,014	$31,647	$—

Decrease in fair value of interest rate swap	$—	$—	$3,198

Non-cash deferred stock expense	$1,369	$2,990	$7,816

Non-cash consideration received in sale of FOCI and QOI	$—	$2,000	$—

Fair value of stock options issued in connection with investment	$—	$—	$503

16. Quarterly Financial Data (Unaudited)

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003

Revenue	$51,117	$61,958	$56,817	$69,091
Cost of goods sold	36,514	42,133	38,397	47,849

Gross profit	14,603	19,825	18,420	21,242
Operating costs and expenses:
Product development and engineering	8,736	6,890	8,088	7,258
Selling, general and administrative	11,905	16,695	16,832	17,436
Amortization of intangibles	13	3	9	8
Impairment of goodwill and other intangibles	—	—	356	—

Total operating costs and expenses	20,654	23,588	25,285	24,702

Operating loss	(6,051)	(3,763)	(6,865)	(3,460)
Other income (expense), net	41	(5,445)	(526)	(450)

Loss before minority interest, provision for taxes and extraordinary gain	(6,010)	(9,208)	(7,391)	(3,910)
Minority interest	(38)	66	51	(21)
Provision for taxes	428	493	412	1,028

Loss before extraordinary gain	(6,400)	(9,767)	(7,854)	(4,917)
Extraordinary gain, net of tax	—	—	1,950	—

Net loss	$(6,400)	$(9,767)	$(5,904)	$(4,917)

Loss before extraordinary gain	$(0.06)	$(0.10)	$(0.08)	$(0.05)
Extraordinary gain, net of tax	$—	$—	$0.02	$—
Basic and diluted net loss per share	$(0.06)	$(0.10)	$(0.06)	$(0.05)
Basic and diluted weighted average shares outstanding	98,930	101,383	103,097	104,747

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002

Revenue	$62,418	$61,627	$60,833	$67,654
Cost of goods sold	43,105	40,723	43,377	42,361

Gross profit	19,313	20,904	17,456	25,293
Operating costs and expenses:
Product development and engineering	15,620	14,425	11,681	7,632
Selling, general and administrative	23,539	24,320	21,365	20,823
Amortization of intangibles	28	29	29	54
Impairment of goodwill and other intangibles	—	—	72,697	—
Impairment of long-lived assets	—	—	16,516	522

Total operating costs and expenses	39,187	38,774	122,288	29,031

Operating loss	(19,874)	(17,870)	(104,832)	(3,738)
Other expense, net	9,878	76	374	13,137

Loss before minority interest, provision for taxes and cumulative effect of an accounting change	(29,752)	(17,946)	(105,206)	(16,875)
Minority interest	105	(3)	43	85
Provision for taxes	186	856	11,869	484

Loss before cumulative effect of an accounting change	(30,043)	(18,799)	(117,118)	(17,444)
Cumulative effect of an accounting change	(296,355)	—	—	—

Net loss	$(326,398)	$(18,799)	$(117,118)	$(17,444)

Loss before cumulative effect of an accounting change	$(0.35)	$(0.21)	$(1.24)	$(0.18)
Cumulative effect of an accounting change	$(3.50)	$—	$—	$—
Basic and diluted net loss per share	$(3.85)	$(0.21)	$(1.24)	$(0.18)
Basic and diluted weighted average shares outstanding	84,789	90,319	94,351	95,811

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

          During the two most recent fiscal years of MRV ended December 31, 2001 and the subsequent interim period to June 17, 2002, there were no disagreements between MRV and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports.

          None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of MRV ended December 31, 2001 and the subsequent interim period to June 17, 2002.

          During the two most recent fiscal years of MRV ended December 31, 2001 and the subsequent interim period to June 17, 2002, MRV did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

          MRV provided Arthur Andersen a copy of the foregoing disclosures. Exhibit 16.1 to this Form 10-K is a copy of Arthur Andersen’s letter dated June 17, 2002 stating that it has found no basis for disagreement with such statements.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

          As of the end of the period covered by this report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-K, our disclosure controls and procedures are effective in timely alerting them to material information relating to MRV (including its consolidated subsidiaries) required to be included in MRV’s Exchange Act filings.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and directors of the Registrant at February 15, 2004 are as follows:

Name	Age	Position

Noam Lotan	52	President, Chief Executive Officer and Director
Shlomo Margalit	62	Chairman, Chief Technical Officer and Secretary
Shay Gonen	38	Chief Financial Officer
Near Margalit	31	Chief Executive Officer, Luminent, Inc.
Igal Shidlovsky	67	Director
Guenter Jaensch	65	Director
Professor Daniel Tsui	65	Director
Professor Baruch Fischer	53	Director

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

          Dr. Guenter Jaensch became a Director of the Company in December 1997. Dr. Jaensch serves as President of Jaensch Enterprises, a firm engaged in management and project consulting, and serves as Chairman of the Board for Biophan Technologies, Inc. For over 20 years, he held executive positions with Siemens or its subsidiaries in Europe and the United States. Among his assignments were service as President of Siemens Communications Systems, Inc.; President and Chairman of Siemens Corporate Research and Support, Inc.; Chairman and Chief Executive Officer at Siemens Pacesetter, Inc.; and head of the Cardiac Arrhythmia Division of Siemens AG Medical Group. Dr. Jaensch also served as Director of Siemens Accounting and Budgeting operations and as controller of Siemens Data Processing Group. Dr. Jaensch holds a Masters degree in Business Administration and Ph.D. degree in Business and Finance from the University of Frankfurt; he also taught business at the University of Frankfurt.

          Professor Daniel Tsui is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University and was awarded the 1998 Nobel Prize in Physics for the discovery and explanation of the fractional quantum Hall effect. Professor Tsui was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences. He is a fellow of the American Physical Society and the American Association for the Advancement of Science. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid-state physics. He received his Ph.D. in physics from the University of Chicago in 1967 and for 13 years was with Bell Laboratories before joining Princeton University, where has been for more than 20 years.

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

          We believe, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company’s executive officers, directors and 10% or greater stockholders was duly and timely filed during the year ended December 31, 2003.

     Code of Business Conduct and Corporate Governance

          We have adopted a Code of Business Conduct and Corporate Governance that applies to all of our directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Controller and other employees who perform financial or accounting functions are set forth in the section of our Code of Business Conduct and Corporate Governance, entitled Special Ethics Obligations of Employees with Financial Reporting Responsibilities. The Code is available through our web site at www.mrv.com. Printed copies are available free of charge and may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (818) 886-6782 or by e-mail at if@mrv.com.

          We intend to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended, regarding an amendment to, or a waiver from, our Code of Business Conduct and Corporate Governance by posting such information on our web site at www.mrv.com.

     Audit Committee Financial Expert

          Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K and Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Dr. Guenter Jaensch, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

          The following table shows information regarding the total compensation paid to the Chief Executive Officer and each of its other executive officers whose total annual compensation exceeds $100,000 (collectively, the “Named Executive Officer”) for services rendered to MRV in all capacities during each of the past three fiscal years.

				Long-term
				Compensation
				Securities
				Underlying –	All Other
	Year	Salary	Bonus	Options (#)	Compensation

Noam Lotan	2003	$150,000	$—	20,000	$—
President and Chief Executive Officer	2002	$150,000	$—	112,000	$—
	2001	$100,000	$—	98,000	$—
Shlomo Margalit	2003	$110,000	$—	—	$—
Chairman, Chief Technical Officer	2002	$110,000	$—	—	$—
and Secretary	2001	$110,000	$—	—	$—
Shay Gonen	2003	$155,000	$25,000	50,000	$—
Chief Financial Officer	2002	$146,346	$18,000	64,500	$—
	2001	$128,955	$—	100,000	$—
Near Margalit	2003	$160,000	$—	20,000	$—
Chief Executive Officer,	2002	$113,847	$15,000	190,000	$—
Luminent, Inc.	2001	N/A	N/A	N/A	N/A

     Option Grants in Last Fiscal Year

          This table gives information about stock options granted during 2003 to the Named Executive Officers, including potential realizable values. The actual amount realized upon exercise of stock options will depend upon the amount by which the market price of common stock on the date of exercise is greater than the exercise price. If the market price of common stock does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.

					Potential Realizable
					Value at Assumed Annual
					Rate of Stock
					Appreciation for Option
					Term
	Number of	Percentage
	Securities	of Total
	Underlying	Options
	Options	Granted to	Exercise
	Granted	Employees in 2003	Price ($/sh)	Expiration Date	5% (1)	10% (1)

Noam Lotan	20,000	0.8%	$3.35	12/29/2013	$36,939	$90,982
Shlomo Margalit	—	—	$—	N/A	$—	$—
Shay Gonen	30,000	1.2%	$1.38	5/5/2013	$22,825	$56,219
	20,000	0.8%	$3.35	12/29/2013	$36,939	$90,982
Near Margalit	20,000	0.8%	$3.35	12/29/2013	$36,939	$90,982

(1)	The dollar amounts under these columns are the result of calculations assuming the price of MRV’s common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the SEC for the term of the option. Neither the amounts reflected nor the rates applied are intended to forecast possible future appreciation, if any, of the Company’s stock price.

     Fiscal Year End Option Values

          No options were exercised by any of the Named Executive Officers during 2003. The following table provides certain information concerning MRV stock options held by the Named Executive Officers at December 31, 2003:

	Number of Shares Underlying		Value of Unexercised
	Unexercised Options at		In-The-Money Options at
	December 31, 2003		December 31, 2003 (1)

	Exercisable	Unexercisable	Exercisable	Unexercisable

Noam Lotan	42,200	187,800	$42,230	$361,010
Shlomo Margalit	—	—	—	—
Shay Gonen	86,625	158,375	119,946	271,986
Near Margalit	47,500	162,500	126,350	387,250

(1)	Based on the difference between the closing price of MRV common stock on December 31, 2003 and the exercise price.

     Employment Agreements

          In March 1992, MRV entered into three-year employment agreements with Mr. Lotan and Dr. Margalit. Upon expiration, these agreements automatically renew for one-year terms unless either party terminates them by giving the other three months’ notice of non-renewal prior to the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of MRV and Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. Mr. Lotan and Dr. Margalit receive base annual salaries of $100,000 and $150,000, respectively and each is entitled to receive a bonus determined and payable at the discretion of the board of directors upon the recommendation of the Compensation Committee of the Board. Recommendations with respect to bonus levels are based on achievement of specified goals, such as new product introductions, profitability levels, revenue goals, market expansion and other criteria as established by the Compensation Committee.

          Each officer also receives employee benefits, such as vacation, sick pay and insurance, in accordance with MRV’s policies, which are applicable to all employees. MRV has obtained and is the beneficiary of, key man life insurance policies in the amount of $1,000,000 on the lives of each of Dr. Margalit and Mr. Lotan. All benefits under these policies will be payable to MRV upon the death of an insured.

     Compensation of Outside Directors

          Outside directors, i.e., directors who are not employees of MRV, receive cash compensation of $800 per month and $500 for each board of directors’ meeting attended, while serving as Directors. In June 2003, MRV granted to each outside director options to purchase 24,000 shares of its common stock at exercise prices ranging from $1.94 per share to $2.18 per share. In September 2003, MRV granted to each outside director options to purchase 9,000 shares of its common stock at $2.75 per share. In June and December 2003, MRV granted to Dr. Shidlovsky additional options to purchase 12,000 shares of its common stock at $1.94 per share and 10,000 shares of its common stock at $3.35 per share, respectively. In December 2003, MRV granted to Dr. Jaensch additional options to purchase 10,000 shares of its common stock at $3.35 per share.

     Board Committees

          MRV’s board of directors has established the Compensation Committee, the Audit Committee and the Executive Committee. Below is a description of each committee of the Board of Directors. MRV does not have a standing nominating committee of the Board of Directors or a committee performing similar functions. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the applicable laws and regulations regarding “independence” and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

          Audit Committee: The Audit Committee consists of Dr. Shidlovsky, Dr. Jaensch and Professor Tsui. The Audit Committee met four times during 2003. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing and reporting practices of MRV. The Audit Committee’s role includes discussing with management MRV’s processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of MRV. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee.

          Compensation Committee: The Compensation Committee consists of Dr. Shidlovsky and Dr. Jaensch. The Compensation Committee met four times during 2003. The primary responsibilities of the Compensation Committee are to (a) review and recommend to the Board the compensation of the Chief Executive Officer and other officers of MRV, (b) oversee and advise the Board on the adoption of policies that govern MRV’s compensation programs, (c) oversee MRV’s administration of its equity-based compensation and other benefit plans and (d) recommends to the Board the grants of stock options and stock awards to officers and employees of MRV under its stock plans. The Compensation Committee’s role includes producing the report on executive compensation required by SEC rules and regulations.

          Executive Committee: The Executive Committee consists of Mr. Lotan and Dr. Margalit. The Executive Committee met four times during 2003. The primary responsibility of the Executive Committee is to take any action that the Board is authorized to act upon, with the exception of the issuance of stock, the sale of all or substantially all of MRV’s assets and other significant corporate transactions.

     Compensation Committee Interlocks And Insider Participation

          No member of the Compensation Committee was, during 2003, an officer or employee of MRV or any of its subsidiaries; or was formerly an officer of MRV or any of its subsidiaries. During 2003, no executive officer of MRV served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information known to MRV with respect to beneficial ownership of MRV common stock as of February 15, 2004 for (i) each current director, (ii) MRV’s Chief Executive Officer and each of the Named Executive Officers and (iii) all executive officers and directors as a group. The table below indicates the number of shares owned by each person known to MRV to be the beneficial owner of 5% or more of the outstanding shares of MRV’s common stock.

          Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned. The number of shares beneficially owned by each person or group as of February 15, 2004 includes shares of common stock that such person or group had the right to acquire on or within 60 days after February 15, 2004, including, but not limited to, upon the exercise of options. References to options in the footnotes of the table below include only options to purchase shares that were exercisable on or within 60 days after February 15, 2004. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 105,471,625 shares of common stock outstanding on February 15, 2004 plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after February 15, 2004.

	Common Stock

Name and Address (1) of Beneficial Owner or	Number of		Percentage
Identity of Group	Shares		Ownership

Deutsche Bank, AG London Branch 31 West 52nd Street, New York, NY 10019	9,913,794	(2)	8.6%
Wellington Management Company, LLP 75 State Street, Boston, MA 02109	7,566,086	(3)	6.7%
Shlomo Margalit	3,245,660		3.0%
Noam Lotan	1,512,624	(4)	1.4
Shay Gonen	88,775	(5)	*
Near Margalit	47,500	(6)	*
Igal Shidlovsky	208,550	(7)	*
Guenter Jaensch	162,000	(6)	*
Professor Daniel Tsui	84,000	(6)	*
Professor Baruch Fischer	84,000	(6)	*
All executive officers and directors as a group	5,433,109	(8)	4.9

*	Less than 1%

(1)	Except as noted below, the address of each of the person listed is c/o MRV Communications, Inc., 20415 Nordhoff Street, Chatsworth, California 91311.

(2)	Consists of shares issuable pursuant to $23.0 million principle amount of five-year 5% convertible notes sold in June 2003. The notes are convertible into MRV’s common stock at a conversion price of $2.32 per share.

(3)	As reported in Schedule 13G/A filed on February 12, 2004 by Wellington Management Company, LLO (“WMC”), WMC reported that these securities are owned by various individual and institutional investors for which WMC serves as investment advisor with power to direct investments and/or sole power to vote the securities.

(4)	Includes 45,800 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2004.

(5)	Includes 86,625 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2004.

(6)	Consists of shares issuable upon exercise of stock options within 60 days of February 15, 2004.

(7)	Includes 204,250 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2004.

(8)	Includes 714,175 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2004.

     Equity Compensation Plan Information

          The table below set forth information with respect to shares of common stock that may be issued under our stock option and warrant plans as of December 31, 2003.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding Options	(excluding securities
	and Warrants	and Warrants	reflected in column (a))

Plan Category	(a)	(b)	(c)

Stock option and warrant plans approved by security holders (1)	3,027,575	$4.11	963,533
Stock option and warrant plans not approved by security holders (2), (3)	7,000,996	$3.97	5,277,235

	10,028,571	$4.02	6,240,768

(1)	Includes the:

▪	1992 Stock Option Plan (no securities available for future issuance); and

▪	1997 Incentive and Nonstatutory Stock Option Plan.

(2)	Includes the:

▪	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan

▪	1998 Nonstatutory Stock Option Plan (no securities available for future issuance);

▪	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc. (no securities available for future issuance);

▪	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation (no securities available for future issuance);

▪	Stock option agreement effective July 12, 2000 between the Company and Eric I. Blancho (no securities available for future issuance);

▪	German Employee Warrant Program (no securities available for future issuance);

▪	Stock option agreement dated March 1, 2002 between the Company and Candy Glazer (no securities available for future issuance);

▪	MRV Communications, Inc. 2002 International Stock Option Plan (no securities available for future issuance);

▪	Warrants provided to Nathan Shilo as trustee for employees and designated consultants of NBase Communications, Ltd. exercisable on July 19, 1996, July 13, 1997, July 13, 1998, February 1, 1998, January 2, 1998 and January 4, 1999 (no securities available for future issuance);

▪	Italian Employees Warrant Program (no securities available for future issuance);

▪	Stock option issued and outstanding on the effective date of the merger of Luminent under the Luminent Amended and Restated 2000 Stock Option Plan that were assumed by MRV and are exercisable for 0.43 shares of Common Stock for each share of Luminent held under the relevant option (no securities available for future issuance);

▪	MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. (no securities available for future issuance);

▪	2000 MRV Communications, Inc. Stock Option Plan for Employees of Optonics International Corp. (no securities available for future issuance); and

▪	Swedish Employees Warrant Program (no securities available for future issuance).

(3)	See Note 15, Stockholders’ Equity – Stock Options to the Financial Statements included in Item 8 – Financial Statements and Supplementary Data.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Ernst & Young LLP has audited MRV’s consolidated financial statements annually since 2002. The following is a summary of the fees billed to MRV by Ernst & Young LLP and Arthur Andersen LLP for professional services rendered for the years ended December 31, 2003 and 2002:

Fee Category	2003 Fees ($)	2002 Fees ($)

Audit Fees	628,000	643,000
Audit-Related Fees	24,000	5,000
Tax Fees	218,000	252,000
All Other Fees	—	—

Total Fees	870,000	900,000

          Audit Fees. Consists of fees billed for professional services rendered for the audit of MRV’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

          Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MRV’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, consultations in connection with acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

          Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense and international tax planning.

          All Other Fees. Consists of fees for products and services other than the services reported above.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

          The Audit Committee’s policy is to pre-approve all audit and permissible non-audit related services provided by the independent audits. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated:

          (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.2	Certificate of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.3	Certificate of Merger Merging Luminent, Inc. into MRV Sub Corp. (incorporated by reference to Exhibit 4.1 of MRV’s 8-K filed with the SEC on January 8, 2002).

3.1	Certificate of Incorporation, as amended (incorporated by referenced to Exhibit 3a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

Exhibit No.	Description

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996 (incorporated by reference to Exhibit 3.2 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996 (incorporated by reference to Exhibit 3.3 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 19, 1998 (incorporated by reference to Exhibit 3.4 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 11, 2000 (incorporated by reference to Exhibit 3.5 of MRV’s Form 10-K for the year ended December 31, 2000 filed April 17, 2001).

3.6	Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant’s Registration Statement on Form S-3 (File No. 333-64017).

10.1	Key Employee Agreement between MRV and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.2	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.3	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.4	Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.5	Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.6	Form of Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.7	Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between MRV and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed April 15, 1997).

10.8	New Lease dated February 22, 1993 by and between 495 Littleton Associates and Xyplex, Inc. relating to the premises located at 295 Foster Street, Littleton, Mass, Amendments Nos. 1 through 4 thereto (incorporated by reference to Exhibit No. 10.36 of Registrant’s Report on Form 10-K for the year ended December 31, 1997 filed April 15, 1998).

10.9	Fifth Amendment to Lease relating to the premises located at 295 Foster Street, Littleton, Mass. with attached Lease Guaranty of Registrant (incorporated by reference to Exhibit 10.31 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

Exhibit No.	Description

10.10	Under lease dated September 16, 1998 between Lowe Azure Limited, NBase Europe Gmbh and MRV relating to property at Unit 16, Campbell Court, Campbell Road, Bramley Basingstoke Hampshire, England (incorporated by reference to Exhibit 10.37 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net dated December 1, 1998 by and between Radar Investments, Inc. and Registrant relating to the premises located at 8943 Fullbright Avenue, Chatsworth, California (incorporated by reference to Exhibit 10.38 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

10.12	Stock Option Agreement dated July 12, 2000 between Eric Blachno and the Registrant (incorporated by reference to Exhibit 10.7 filed with the Luminent, Inc. Registration Statement (file no. 333-42238) on Form S-1 on July 26, 2000).

10.13	2000 MRV Communications, Inc. Stock Option plan for Employees of Optronics International Corp. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47898)).

10.14	Form of Stock Option Agreement for the 2000 MRV Communications, Inc. Stock Option Plan for Employees of Optronics International Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47898)).

10.15	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47900)).

10.16	Form of Stock Option Agreement for the 2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 13, 2000 (file no. 333-47900)).

10.17	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on November 14, 2001).

10.18	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 24, 1999 (file no. 333-87735)).

10.19	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc. dated January 19, 2001 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on October 9, 2001).

10.20	Form of Stock Option Agreement for the 2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on October 9, 2001).

Exhibit No.	Description

10.21	Lease Agreement dated January 30, 2001 between Abronson, Cole & Eisele, a California General Partnership and Luminent, Inc., relating to premises located at 850 Lawrence Drive (incorporated by reference to Exhibit 10.42 of Luminent, Inc.’s Form 10-Q filed with the SEC on May 15, 2001).

10.22	Lease Agreement dated July 13, 1999 between Nordhoff Industrial Complex and the Registrant, relating to premises located at 20550 Nordhoff Street (incorporated by reference to Exhibit 10.8 of Luminent, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2000).

10.23	Lease Agreement dated November 11, 1997 by and among Kenneth R. Smith, Alice J. Smith and MRV Communications, Inc., relating to premises located at 8917 Fullbright Ave. (incorporated by reference to Exhibit 10.9 of Luminent, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2000).

10.24	Extension to Lease Agreement referred to in Exhibit 10.32.

10.25	Amendment to Lease between Nordhoff Industrial and the Registrant dated December 14, 2001 relating to premises located at 20415 Nordhoff Street (incorporated by reference to Exhibit 10.65 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.26	Non-statutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.27	Form of Stock Option Agreement for Non-statutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.28	Lease Agreement dated August 14, 2000 between George DeRado and Luminent, Inc. relating to the premises located at 20520 Nordhoff Street (incorporated by reference to Exhibit 10.69 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.29	Candy Glazer Stock Option Agreement (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on March 22, 2002).

10.30	Share Purchase Agreement dated September 30, 2002, by and among Luminent and Lin, Son-Fure (Steve), Chen, Chao Hsien (Goodman), Hou, Janpu Hsu and Jen Hsu (Rio) (incorporated by reference to Exhibit 2.1 of MRV’s Form 8-K filed with the SEC on October 23, 2002).

10.31	MRV Communications, Inc. 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.32	Form of Stock Option Agreement for MRV Communications, Inc. 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.33	Luminent, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

10.34	Stock Option Agreement for Luminent, Inc. Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on February 1, 2002).

Exhibit No.	Description

10.35	Securities Purchase Agreement dated as of June 1, 2003 between MRV Communications, Inc. and Deutsche Bank AG, London Branch, with form of Convertible Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.36	Amendment -1 to Convertible Note dated as of June 13, 2003 (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed with the SEC on June 16, 2003 (file no. 333-106169)).

10.37	Registration Rights Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.38	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

10.39	Form of Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

16.1	Letter regarding Change in Certified Accountant (incorporated by reference to Exhibit 16 of Registrant’s Form 8-K filed with the SEC on June 18, 2002).

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

25.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

          (b) One report on Form 8-K was filed during the period covered by this Report. That Form 8-K Report, dated October 22, 2003 and filed on October 24, 2003, reported matters under Item 5 and Item 12.

SIGNATURE

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2004.

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

Signature	Title	Date

/s/ Noam Lotan (Noam Lotan)	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2004

/s/ Shlomo Margalit (Shlomo Margalit)	Chairman of the Board, Chief Technology Officer, and Secretary	March 3, 2004

/s/ Shay Gonen (Shay Gonen)	Chief Financial Officer (Principal Finance and Accounting Officer)	March 3, 2004

/s/ Igal Shidlovsky (Igal Shidlovsky)	Director	March 3, 2004

/s/ Guenter Jaensch (Guenter Jaensch)	Director	March 3, 2004

/s/ Daniel Tsui (Daniel Tsui)	Director	March 3, 2004

/s/ Baruch Fischer (Baruch Fischer)	Director	March 3, 2004