Form 10-Q
period 2004-03-31
MRV COMMUNICATIONS INC
filed 2004-04-30
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to

Commission file number 0-25678

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	06-1340090 (I.R.S. Employer identification No.)

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

     As of April 15, 2004, there were 105,594,206 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.

Form 10-Q, March 31, 2004

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

     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the three months then ended.

     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Net revenue	$59,614	$51,117
Cost of goods sold	39,189	36,514

Gross profit	20,425	14,603
Operating costs and expenses:
Product development and engineering	6,338	8,736
Selling, general and administrative	18,150	11,918

Total operating costs and expenses	24,488	20,654

Operating loss	(4,063)	(6,051)
Other income (expense), net	(212)	41

Loss before minority interest and provision for taxes	(4,275)	(6,010)
Minority interest	(37)	(38)
Provision for taxes	539	428

Net loss	$(4,777)	$(6,400)

Earnings per share:
Basic and diluted net loss per share	$(0.05)	$(0.06)
Weighted average number of shares:
Basic and diluted	105,504	98,930

The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,966	$88,706
Short-term marketable securities	5,513	5,221
Time deposits	1,259	1,411
Accounts receivable, net	50,837	53,464
Inventories	41,140	35,799
Other current assets	4,617	5,379

Total current assets	183,332	189,980
Property and equipment, net	23,646	25,416
Goodwill	29,965	29,965
Long-term marketable securities	1,653	1,705
Deferred income taxes	1,888	2,594
Investments	3,063	3,063
Other assets	1,685	2,040

	$245,232	$254,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term obligations	$2,549	$2,905
Accounts payable	44,401	46,811
Accrued liabilities	23,338	25,523
Deferred revenue	3,736	3,754
Other current liabilities	2,492	2,936

Total current liabilities	76,516	81,929
Long-term debt	178	200
Convertible notes due June 2008	23,000	23,000
Other long-term liabilities	4,072	4,215
Minority interest	5,090	5,291
Commitments and contingencies

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 1,000 shares, no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized – 160,000 shares
Issued – 106,942 shares in 2004 and 106,794 shares in 2003
Outstanding – 105,590 shares in 2004 and 105,441 shares in 2003	179	179
Additional paid-in capital	1,155,161	1,154,869
Accumulated deficit	(1,009,207)	(1,004,430)
Deferred stock expense, net	(40)	(200)
Treasury stock, 1,353 shares in 2004 and 2003	(1,352)	(1,352)
Accumulated other comprehensive loss	(8,365)	(8,938)

Stockholders’ equity	136,376	140,128

	$245,232	$254,763

     The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(4,777)	$(6,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,136	3,281
Amortization (forfeiture) of deferred stock expense, net	148	(4,472)
Provision for doubtful accounts	130	326
Deferred income taxes	706	(808)
Loss (gain) on disposition of property and equipment	120	(12)
Minority interests’ share of loss	(201)	(38)
Changes in operating assets and liabilities
Time deposits	152	348
Accounts receivable	2,497	2,149
Inventories	(5,341)	(8,349)
Other assets	1,109	2,296
Accounts payable	(2,410)	6,493
Accrued liabilities	(2,185)	(4,178)
Deferred revenue	(18)	113
Other current liabilities	(444)	721

Net cash used in operating activities	(8,378)	(8,530)
Cash flows from investing activities
Purchases of property and equipment	(631)	(844)
Proceeds from sale of property and equipment	153	161
(Purchases of) Proceeds from maturity of investments	(240)	7,070

Net cash provided by (used in) investing activities	(718)	6,387

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Net proceeds from issuance of common stock	304	—
Borrowings on short-term obligations	14,455	14,667
Payments on short-term obligations	(14,811)	(16,644)
Payments on long-term obligations	(22)	(453)
Other long-term liabilities	(143)	—
Purchase of treasury stock	—	(145)

Net cash used in financing activities	(217)	(2,575)
Effect of exchange rate changes on cash and cash equivalents	573	(357)

Net decrease in cash and cash equivalents	(8,740)	(5,075)
Cash and cash equivalents, beginning of period	88,706	100,618

Cash and cash equivalents, end of period	$79,966	$95,543

     The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

March 31, 2004

1. Earnings (Loss) Per Share and Stock-Based Compensation

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.2 million shares and 12.1 million shares for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 and MRV’s outstanding 5% Convertible Notes issued June 2003 were not included in the computation of loss per share as they are anti-dilutive.

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

          SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three months ended March 31, 2004 and 2003 would have increased to the following pro forma amounts (in thousands, except per share data):

		Three Months Ended
		March 31,	March 31,
		2004	2003
Net loss, as reported		$(4,777)	$(6,400)
Add:	Stock-based employee compensation expense (income) included in reported net loss	148	(4,472)
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards	(4,998)	(1,529)

Pro forma net loss		$(9,627)	$(12,401)

Earnings per share:
Basic and diluted net loss per share – as reported		$(0.05)	$(0.06)

Basic and diluted net loss per share – pro forma		$(0.09)	$(0.13)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 85% and 104% for 2004 and 2003, respectively, (iii) expected lives of 4 to 6 years for all periods, (iv) and risk-free interest rates ranging from 2.68% to 6.73% for all periods.

          Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense was generated during 2001 and 2000 through acquisitions and stock options granted to LuminentOIC’s former President and its former Chief Financial Officer. For the three months ended March 31, 2004, MRV recognized deferred stock expense, net of income from recapturing accelerated deferred stock expense due to terminations of $12,000, totaling $148,000. For the three months ended March 31, 2003, MRV recognized income from recapturing accelerated deferred stock expense due to terminations, net of the amortization of deferred stock expense of $1.5 million, totaling $4.5 million.

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

          Business segment revenues for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Networking group	$49,855	$41,800
Optical components group	10,309	9,916
Development stage enterprise group	—	—

	60,164	51,716
Inter-segment	(550)	(599)

	$59,614	$51,117

     Revenues by product line for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Optical passive components	$3,955	$3,482
Optical active components	11,180	9,223
Switches and routers	12,746	11,305
Remote device management products	5,459	3,397

	Three Months Ended
	March 31,	March 31,
	2004	2003
Network physical infrastructure equipment	13,537	12,680
Services	4,940	4,887
Other networking products	7,797	6,143

	$59,614	$51,117

          For three months ended March 31, 2004 and 2003, MRV had no single customer that accounted for 10% or more of accounts receivable or revenues. As of March 31, 2004 and December 31, 2003, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.

          A summary of external revenue by region for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
United States	$14,161	$12,698
Europe	41,665	35,519
Asia Pacific	3,566	2,825
Other	222	75

	$59,614	$51,117

          Business segment operating loss for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Networking group	$(1,587)	$(1,429)
Optical components group	(1,867)	(2,491)
Development stage enterprise group	(610)	(2,125)

	(4,064)	(6,045)
Adjustment	1	(6)

	$(4,063)	$(6,051)

          Loss before provision for income taxes for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Domestic	$(2,687)	$(2,585)
Foreign	(1,551)	(3,387)

	$(4,238)	$(5,972)

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

          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2003, MRV changed its investment classification from “held-to-maturity” to “available for sale.” The original cost of MRV’s marketable securities approximated fair market value as of March 31, 2004 and December 31, 2003. As of March 31, 2004 and December 31, 2003, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2004. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.

4. Inventories

          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	5,808	5,886
Work in process	6,640	7,274
Finished goods	28,692	22,639

	$41,140	$35,799

5. Restructuring costs

          During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $1.1 million for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.

6. Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. MRV did not repurchase any of its common stock during the three months ended March 31, 2004. Total share repurchases under this program as of March 31, 2004 were 1,305,000 shares of common stock at a cost of $1.2 million.

7. Comprehensive Income (Loss)

          The components of comprehensive income (loss) were as follows (in thousands):

	March 31,	March 31,
	2004	2003
Net loss	(4,777)	(6,400)
Foreign currency translation	573	(357)

	$(4,204)	$(6,757)

8. Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of this pronouncement did not have a material impact on MRV’s results of operations or its financial position.

          In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on MRV’s results of operations or its financial position.

          In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. MRV has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on its results of operations or its financial position.

9. Supplemental Statement of Cash Flow Information (in thousands)

	March 31,	March 31,
	2004	2003
Cash paid during the period for interest	$539	$380
Cash paid during the period for taxes	$551	$878

10. Reclassifications

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

Overview

          We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense and aerospace applications. Our optical components group designs, manufactures and sell optical communications components, primarily through our wholly owned subsidiary LuminentOIC, Inc. These components include fiber optic transceivers, discrete lasers and laser emitting diodes, or LEDs, as well as components for Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

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

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended March 31, 2004 and 2003, foreign revenues constituted 76% and 75%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes in our critical accounting policies from the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

          The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net revenue	100%	100%
Cost of goods sold	66	71
Gross profit	34	29
Operating costs and expenses:
Product development and engineering	11	17
Selling, general and administrative	30	23
Total operating costs and expenses	41	40
Operating loss	(7)	(12)
Other income (expense), net	—	—
Loss before minority interest and provision for taxes	(7)	(12)
Minority interest	—	—
Provision for taxes	1	1
Net loss	(8)	(13)

          The following management discussion and analysis refers to and analyzes our results of operations into three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended March 31, 2004 (“2004”) Compared
To Three Months Ended March 31, 2003 (“2003”)

     Revenue

          Revenues for 2004 increased $8.5 million, or 17%, to $59,6 million from $51.1 million for 2003. We realized increases in revenues in all of our product lines. Geographically, we realized increased revenues in all regions, with Europe reporting the strongest increase. Revenues were positively impacted by the weakened U.S. dollar compared to our other functional currencies and revenue increases are explained below in our discussion of revenues from product segments.

          For 2004, 45% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 43% during 2003. Our revenues by segments for 2004 and 2003 were as follows (in thousands):

	2004	2003
Networking group	$49,855	$41,800
Optical components group	10,309	9,916
Development stage enterprise group	—	—

	60,164	51,716
Adjustments (1)	(550)	(599)

	$59,614	$51,117

(1)	Adjustments represent the elimination of inter-segment revenue in order to reconcile to consolidated revenues.

          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, network physical infrastructure equipment and remote device management equipment as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $8.1 million, or 19%, to $49.9 million for 2004 as compared to $41.8 million for 2003. The increase is due to increases in sales of switches and routers, remote device management products, network physical infrastructure equipment, services and other networking products. Further, we have begun to realize the benefits from our increased sales and marketing efforts in North America. Revenues were also positively impacted by the weakened U.S. dollar compared to our other functional currencies. External revenues generated from sales of switches and routers increased $1.4 million, or 13%, to $12.7 million for 2004 as compared to $11.3 million for 2003. External revenues generated from sales of switches and routers are heavily dependent on our international offices. External revenues generated from sales of our remote device management products increased $2.1 million, or 61%, to $5.5 million for 2004 as compared to $3.4 million for 2003, representing the strongest period-over-period product line growth. External revenues generated from sales of our network physical infrastructure products increased $857,000, or 7%, to $13.5 million for 2004 as compared to $12.7 million for 2003. External revenues from sales of our other networking products, which include defense, aerospace and other applications, including cellular communications, increased $1.7 million, or 27%, during 2004 to $7.8 million from $6.1 million for 2003. We attribute the increase in our overall external revenues in the improvement in our European system integration business, increased activity from the telecommunication carrier market and increases in our federal government business.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Premises applications, or FTTP. Revenues, including inter-segment revenue, generated from our optical components group increased $393,000, or 4%, to $10.3 million for 2004 as compared to $9.9 million for 2003. We attribute the increase in optical components revenue to penetration of new products introduced during the past twelve months and improved selling efforts. External revenues generated from optical passive components increased $473,000, or 14%, to $4.0 million for 2004 as compared to $3.5 million for 2003. External revenue generated from optical active components increased $2.0 million, or 21%, to $11.2 million for 2004 as compared to $9.2 million for 2003.

          Development Stage Enterprise Group. No revenues were generated by these entities for 2004 and 2003.

     Gross Profit

          Gross profit for 2004 was $20.4 million, compared to gross profit of $14.6 million for 2003. Gross profit increased $5.8 million, or 40%, in 2004 compared to 2003. The increase in gross profit is the result of the increase in revenue, the composition of product sales, including the decrease in third-party equipment revenues, and the impact of the weakened U.S. dollar compared to our other functional currencies.

          Our gross margin increased to 34% for 2004, compared to gross margin of 29% for 2003. We attribute the increase in our gross margin to a change in the composition of our product revenues. Our percentage of third-party equipment revenues decreased during 2004, which generated lower gross margins.

          Networking Group. Gross profit for 2004 was $18.6 million, compared to gross profit of $13.2 million for 2003. Gross profit increased $5.4 million, or 41%, in 2004 compared to 2003. Gross margins increased to 37% for 2004, compared to gross margin of 32% for 2003. We attribute the increase in gross profit during 2004 to the composition of our product revenue, effects of improved operating efficiencies and cost reduction efforts and the weakened U.S. dollar.

          Optical Components Group. Gross profit for 2004 was $1.8 million, compared to gross profit of $1.4 million for 2003. Gross profit increased $395,000, or 29%, in 2004 compared to 2003. Gross margins increased to 17% for 2004, compared to gross margin of 14% for 2003. The increase is due to new product introductions during the past twelve months and continued operational efficiencies and cost reductions.

          Development Stage Enterprise Group. No gross margins were produced by these entities for 2004 and 2003.

     Operating Costs and Expenses

          Operating costs and expenses were $24.5 million, or 41% of revenues, for 2004, compared to $20.7 million, or 40% of revenues, for 2003. Operating costs and expenses increased $3.8 million, or 19%, in 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $133,000, while 2003 included income from the recapture of accelerated deferred stock expense due to terminations that amounted to $4.5 million. These changes in deferred stock expense (i.e., the charge in 2004 and the recapture in 2003) accounted for the increase in operating costs and expenses totaling $4.6 million. The increase in operating costs and expenses resulting from the changes in deferred stock expense was offset by cost savings efforts, including head count reductions and spending in product development and engineering, to align these costs with current operations.

          Networking Group. Operating costs and expenses for 2004 were $20.2 million, or 41% of revenues, compared to $14.6 million, or 35% of revenues, for 2003. Operating costs and expenses increased $5.6 million, or 38%, in 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $115,000, while 2003 included income from recapturing accelerated deferred stock expense due to terminations totaling $4.6 million. Changes in deferred stock expenses accounted for $4.7 million of the increase in our operating costs and expenses. We attribute the increase in operating costs and expenses during 2004 to increased efforts on selling and marketing in North America and the weakened U.S. dollar in our other functional currencies, partially offset by our cost saving efforts, including head count reductions, to align these costs with current operations.

          Optical Components Group. Operating costs and expenses for 2004 were $3.6 million, or 35% of revenues, compared to $3.9 million, or 39% of revenues, for 2003. Operating costs and expenses decreased $229,000, or 6%, in 2004 compared to 2003. We attributed the decrease in our operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

          Development Stage Enterprise Group. Operating costs and expenses for 2004 were $610,000, compared to $2.1 million for 2003. Operating costs and expenses decreased $1.5 million, or 71%, in 2004 compared to 2003. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of head count reductions, to align these costs with current development activities.

     Operating Loss

          We reported an operating loss of $4.1 million, or 7% of revenues, for 2004 compared to $6.1 million, or 12% of revenues, for 2003. We reduced our operating loss by $2.0 million, or 33%, in 2004 compared to 2003. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit.

          Networking Group. Our networking group reported an operating loss of $1.6 million, or 3% of revenues, for 2004, compared to an operating loss of $1.4 million, or 3% of revenues, for 2003. This improvement is the result of our increased gross margin partially offset by the reduction in income reported in 2003 resulting from the recapturing of deferred stock expense for terminated employees. Our operating loss was also increased due the weakened U.S. dollar compared to our other functional currencies.

          Optical Components Group. Our optical components group reported an operating loss of $1.9 million, or 18% of revenues, for 2004, compared to $2.5 million, or 25% of revenues, for 2003. Our operating loss improved $624,000, or 25%, in 2004 compared to 2003. Our reduction in operating loss was the result of improved gross margin and the effect of our cost savings efforts to align these costs with current operations.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $610,000 for 2004, compared to $2.2 million for 2003. Our operating loss improved $1.5 million, or 71%, in 2004 compared to 2003. The improvement is the result of a significant reduction in spending for operating costs and expenses.

     Other Expense, Net

          During 2004 and 2003, other income (expense), net represented interest expense on our obligations and interest income on cash and investments.

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

Liquidity and Capital Resources

          We had cash and cash equivalents of $80.0 million as of March 31, 2004, a decrease of $8.7 million from the cash and cash equivalents of $88.7 million as of December 31, 2003. The decrease in cash and cash equivalent is primarily the result of our cash used in our operations; cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. These decreases were partially offset by cash received from revenues. The following table illustrates as of March 31, 2004 and December 31, 2003 our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our convertible notes due in June 2008 (in thousands):

	2004	2003
Cash
Cash and cash equivalents	$79,966	$88,706
Short-term marketable securities	5,513	5,221
Time deposits	1,259	1,411
Long-term marketable securities	1,653	1,705

	88,391	97,043
Debt
Current portion of long-term debt	126	204
5% convertible notes due 2008	23,000	23,000
Short-term obligations	2,423	2,701
Long-term debt	178	200

	25,727	26,105

Excess cash versus debt	$62,664	$70,938

Ratio of cash versus debt(1)	3.4 to 1	3.7 to 1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

          Our working capital as of March 31, 2004 was $106.8 million compared to $108.1 million as of December 31, 2003. Our ratio of current assets to current liabilities as of March 31, 2004 was 2.4 to 1.0 compared to 2.3 to 1.0 as of December 31, 2003. The increase in working capital is primarily the result of our payments to vendors.

          Cash used in operating activities was $8.4 million for the three months ended March 31, 2004, as compared to $8.5 million for the three months ended March 31, 2003. Cash used in operating activities is a result of our net operating loss of $4.8 million, adjusted for non-cash items such as depreciation and amortization, deferred stock expense, deferred income taxes and losses on the disposition of fixed assets. Decreased time deposits, accounts receivable and other assets positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in inventories and decreases in accounts payable, accrued liabilities, deferred revenue and other current liabilities. The increase in inventories is due to the increase in business worldwide. The decrease in accounts receivable is due to improved collection activities. Decreases in accounts payable accrued liabilities are the result of the timing of payments.

          Cash used in investing activities were $718,000 for the three months ended March 31, 2004, compared to cash provided by investing activities totaling $6.4 million for the three months ended March 31, 2003. Cash used in investing activities for the three months ended March 31, 2004 were primarily the result of capital expenditures. As of March 31, 2004, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturities of short-term and long-term marketable securities, partially offset by the cash used for capital expenditures.

          Cash flows used in financing activities were $217,000 for the three months ended March 31, 2004, as compared to $2.6 million for the three months ended March 31, 2003. Cash used in financing activities was primarily the result of our net payments of $378,000 on our short-term and long-term obligations, partially offset by net proceeds from the exercise of employee stock options. Cash flows used in financing activities in 2003 represent the cash paid on borrowings and the repurchase of our common stock.

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

     Contractual Cash Obligations

          The following table illustrates our total contractual cash obligations as of March 31, 2004 (in thousands):

		Less than
Cash Obligations	Total	1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Short-term obligations	$2,423	$2,423	$—	$—	$—
Long-term debt	304	126	178	—	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	6,508	6,508	—	—	—
Operating leases	22,024	5,364	7,990	5,146	3,524

Total contractual cash obligations	$54,259	$14,421	$8,168	$28,146	$3,524

          Our total contractual cash obligations as of March 31, 2004, were $54.3 million, of which, $14.4 million were due by March 31, 2004. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues, which is further discussed below, and we expect that this will continue to be the case.

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

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

Our Operating Results Could Fluctuate Significantly From Quarter To Quarter.

          Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:

-	the cancellation or postponement of orders;

-	the timing and amount of significant orders;

-	our success in developing, introducing and shipping product enhancements and new products;

-	the mix of products we sell;

-	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

-	our annual reviews of goodwill and other intangibles that lead to impairment charges;

-	new product introductions by our competitors;

-	pricing actions by our competitors or us;

-	the timing of delivery and availability of components from suppliers;

-	political stability in the areas of the world we operate in;

-	changes in material costs;

-	currency fluctuations; and

-	general economic conditions.

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

Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

          Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.4% of the outstanding shares of our common stock on April 15, 2004 (or 8.6% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

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

Economic Conditions May Require Us To Reduce The Size Of Our Business Further.

          In 2002, and to a lesser extent 2003, we undertook significant reductions in force, some of which were accompanied by dispositions of assets, as part of our effort to reduce the size of our operations to better match the reduced sales of our products and services. Weakness in the global economy generally and the fiber optics and telecommunications equipment markets in particular continue to adversely affect our business. We may be required to undertake further reductions in force. Any such steps would likely result in significant charges from write-downs or write-offs of assets, costs of lease terminations, and expenses resulting from the termination of personnel.

We Face Risks From Our International Operations.

          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Three Months Ended		Year Ended December 31,
	Mar. 31,	Mar. 31,
	2004	2003	2003	2002	2001
Percentage of total revenue from foreign sales	76%	75%	78%	74%	67%

          We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. LuminentOIC has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both LuminentOIC and we make sales of our products in the People’s Republic of China. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

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

          The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, we have recently benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar in relation to the currencies in which these sales have been made. However, if this trend ceases or reverses, fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in these countries could increase our expenses.

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

We Are At Risk Of Securities Class Action Or Other Litigation That Could Result In Substantial Costs And Divert Management’s Attention And Resources.

          In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to the volatility and potential volatility of our stock price or the volatility of LuminentOIC’s stock price following its initial public offering, we may be the target of securities litigation in the future. Securities or other litigation could result in substantial costs and divert management’s attention and resources.

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected.

          We incurred net losses in 2001, 2002 and 2003, and our combined cash and short-term investments declined in each of those years as well. We also incurred net losses in the three months ended March 31, 2004, and our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined by approximately $8.7 million, or approximately 9.0%, since December 31, 2003. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. An inability to raise financial capital would limit our operating flexibility.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

11.1	Computation of per share earnings – See Note 1 of Notes to Unaudited Condensed Financial Statements.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b)	One report on Form 8-K was filed during the period covered by this Report. That Form 8-K, dated February 5, 2004 and filed on February 9, 2004, reported matters under Item 5 and Item 12.

SIGNATURE

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2004.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer