Form 10-Q
period 2004-06-30
MRV COMMUNICATIONS INC
filed 2004-07-30
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to

Commission file number 0-25678

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	06-1340090 (I.R.S. Employer identification No.)

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

     As of July 15, 2004, there were 103,858,350 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.

Form 10-Q, June 30, 2004

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

     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the three and six months then ended.

     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
		(Unaudited)
Net revenue	$67,231	$61,958	$126,845	$113,075
Cost of goods sold	43,669	42,133	82,858	78,647

Gross profit	23,562	19,825	43,987	34,428
Operating costs and expenses:
Product development and engineering	5,805	6,890	12,143	15,626
Selling, general and administrative	18,676	16,698	36,826	28,616

Total operating costs and expenses	24,481	23,588	48,969	44,242

Operating loss	(919)	(3,763)	(4,982)	(9,814)
Other expense, net	1,040	5,511	1,215	5,432

Loss before provision for taxes	(1,959)	(9,274)	(6,197)	(15,246)
Provision for taxes	1,110	493	1,649	921

Net loss	$(3,069)	$(9,767)	$(7,846)	$(16,167)

Earnings per share:
Basic and diluted net loss per share	$(0.03)	$(0.10)	$(0.07)	$(0.16)
Weighted average number of shares:
Basic and diluted	105,596	101,383	105,550	100,163

The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,963	$88,706
Short-term marketable securities	15,405	5,221
Time deposits	1,084	1,411
Accounts receivable, net	56,501	53,464
Inventories	43,237	35,799
Other current assets	4,263	5,379

Total current assets	186,453	189,980
Property and equipment, net	21,917	25,416
Goodwill	29,965	29,965
Long-term marketable securities	1,641	1,705
Deferred income taxes	1,793	2,594
Investments	3,063	3,063
Other assets	1,649	2,040

	$246,481	$254,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term obligations	$5,087	$2,905
Accounts payable	42,895	46,811
Accrued liabilities	25,550	25,523
Deferred revenue	3,430	3,754
Other current liabilities	3,465	2,936

Total current liabilities	80,427	81,929
Long-term debt	139	200
Convertible notes due June 2008	23,000	23,000
Other long-term liabilities	4,170	4,215
Minority interest	5,169	5,291
Commitments and contingencies

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 1,000 shares, no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized – 160,000 shares
Issued – 106,956 shares in 2004 and 106,794 shares in 2003
Outstanding – 105,603 shares in 2004 and 105,441 shares in 2003	179	179
Additional paid-in capital	1,155,161	1,154,869
Accumulated deficit	(1,012,276)	(1,004,430)
Deferred stock expense, net	—	(200)
Treasury stock, 1,353 shares in 2004 and 2003	(1,352)	(1,352)
Accumulated other comprehensive loss	(8,136)	(8,938)

Stockholders’ equity	133,576	140,128

	$246,481	$254,763

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,846)	$(16,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,273	6,430
Amortization (forfeiture) of deferred stock expense, net	188	(7,546)
Provision for doubtful accounts	579	841
Deferred income taxes	801	(514)
Loss on extinguishment of debt	—	5,438
Loss on disposition of property and equipment	146	168
Minority interests’ share of loss	(122)	(134)
Changes in operating assets and liabilities
Time deposits	327	778
Accounts receivable	(3,616)	(4,151)
Inventories	(7,438)	(3,239)
Other assets	1,490	4,831
Accounts payable	(3,916)	4,593
Accrued liabilities	27	(7,385)
Deferred revenue	(324)	(257)
Other current liabilities	529	1,452

Net cash used in operating activities	(14,902)	(14,862)
Cash flows from investing activities
Purchases of property and equipment	(1,176)	(1,496)
Proceeds from sale of property and equipment	273	99
Cash paid for the purchase of minority interest	—	(581)
(Purchases of) Proceeds from maturity of investments	(10,120)	9,996

Net cash provided by (used in) investing activities	(11,023)	8,018

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Net proceeds from issuance of common stock	304	13
Net proceeds from issuance of 5% convertible notes due June 2008	—	22,950
Payment on 5% convertible subordinated notes due June 2003	—	(26,522)
Borrowings on short-term obligations	29,800	27,529
Payments on short-term obligations	(27,618)	(31,235)
Borrowings on long-term obligations	—	18
Payments on long-term obligations	(61)	(457)
Other long-term liabilities	(45)	—
Purchase of treasury stock	—	(145)

Net cash provided by (used in) financing activities	2,380	(7,849)
Effect of exchange rate changes on cash and cash equivalents	802	683

Net decrease in cash and cash equivalents	(22,743)	(14,010)
Cash and cash equivalents, beginning of period	88,706	100,618

Cash and cash equivalents, end of period	$65,963	$86,608

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

June 30, 2004

1. Earnings (Loss) Per Share and Stock-Based Compensation

   Earnings (Loss) Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.5 million shares and 12.1 million shares for the three and six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 and MRV’s outstanding 5% Convertible Notes issued June 2003 were not included in the computation of loss per share as they are anti-dilutive.

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

     SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three and six months ended June 30, 2004 and 2003 would have increased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,069)	$(9,767)	$(7,846)	$(16,167)
Add: Stock-based employee compensation expense (income) included in reported net loss	40	(3,074)	188	(7,546)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,837)	(3,006)	(9,685)	(4,535)

Pro forma net loss	$(7,866)	$(15,847)	$(17,343)	$(28,248)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.03)	$(0.10)	$(0.07)	$(0.16)

Basic and diluted net loss per share – pro forma	$(0.07)	$(0.16)	$(0.16)	$(0.28)

     The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 85% and 104% for 2004 and 2003, respectively, (iii) expected lives of 4 to 6 years for all periods, (iv) and risk-free interest rates ranging from 2.68% to 6.73% for all periods.

     Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense was generated during 2001 and 2000 through acquisitions and stock options granted to LuminentOIC’s former President and its former Chief Financial Officer. For the three and six months ended June 30, 2004, MRV recognized deferred stock expense totaling $40,000 and $188,000, respectively. For the six months ended June 30, 2004, deferred stock expense includes income from recapturing accelerated deferred stock expense totaling $12,000. For the three and six months ended June 30, 2003, MRV recognized income from recapturing accelerated deferred stock expense due to terminations, net of the amortization of deferred stock expense of $1.5 million and $2.6 million, respectively, totaling $3.1 million and $7.5 million, respectively.

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

     Business segment revenues for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Networking group	$58,809	$53,904	$108,664	$95,704
Optical components group	8,829	8,541	19,138	18,457
Development stage enterprise group	—	—	—	—

	67,638	62,445	127,802	114,161
Intersegment	(407)	(487)	(957)	(1,086)

	$67,231	$61,958	$126,845	$113,075

     Revenues by product line for the three and six months ended June 30, 2004 and 2003 are being presented differently from previous periods. “Optical active components” are being presented as “Fiber optic components” and “optical passive components” and “network physical infrastructure equipment” are being presented as the combined product line “Physical layer products.” All periods presented are present on this basis. Revenues by product line for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Fiber optic components	$9,052	$8,357	$20,232	$17,580
Switches and routers	18,934	20,934	31,680	32,239
Remote device management products	6,446	3,728	11,905	7,125
Physical layer products	14,910	16,496	32,402	32,658
Services	5,285	4,696	10,225	9,583
Other networking products	12,604	7,747	20,401	13,890

	$67,231	$61,958	$126,845	$113,075

     For three and six months ended June 30, 2004, MRV had no single customer that accounted for 10% or more of accounts receivable or revenues. As of June 30, 2004 and December 31, 2003, MRV had no single customer that accounted for 10% or more of accounts receivable. For the three months ended June 30, 2003, one customer accounted for approximately 13% of revenues. For the six months ended June 30, 2003, no single customer accounted for more than 10% of revenues. MRV does not track customer revenue by region for each individual reporting segment.

     A summary of external revenue by region for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Americas	$14,430	$11,543	$28,591	$24,241
Europe	48,920	46,624	90,585	82,143
Asia Pacific	2,754	3,207	6,320	6,032
Other	1,127	584	1,349	659

	$67,231	$61,958	$126,845	$113,075

     Business segment operating income (loss) for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Networking group	$2,079	$1,032	$492	$(403)
Optical components group	(2,524)	(2,757)	(4,391)	(5,248)
Development stage enterprise group	(474)	(2,038)	(1,083)	(4,163)

	$(919)	$(3,763)	$(4,982)	$(9,814)

     Income (loss) before provision for income taxes for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Domestic	$(3,273)	$(5,996)	$(5,960)	$(8,581)
Foreign	1,314	(3,278)	(237)	(6,665)

	$(1,959)	$(9,274)	$(6,197)	$(15,246)

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

     MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2003, MRV changed its investment classification from “held-to-maturity” to “available for sale.” The original cost of MRV’s marketable securities approximated fair market value as of June 30, 2004 and December 31, 2003. As of June 30, 2004 and December 31, 2003, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2004. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.

4. Inventories

     Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	7,764	5,886
Work in process	7,942	7,274
Finished goods	27,531	22,639

	$43,237	$35,799

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

6. Stock Repurchase Program

     On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. MRV did not repurchase any of its common stock during the three or six months ended June 30, 2004. Total share repurchases under this program through June 30, 2004 were 1,305,000 shares of common stock at a cost of $1.2 million.

7. Comprehensive Income (Loss)

     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss	$(3,069)	$(9,767)	$(7,846)	$(16,167)
Unrealized loss from available-for-sale securities	(4)	—	(4)	—
Foreign currency translation	233	1,040	806	683

	$(2,840)	$(8,727)	$(7,044)	$(15,484)

8. Supplemental Statement of Cash Flow Information (in thousands)

	June 30,	June 30,
	2004	2003
Cash paid during the period for interest	$1,096	$1,350
Cash paid during the period for taxes	$564	$922

     During the six months ended June 30, 2003, MRV exchanged $5.9 million principal amount of 1998 Notes in exchange for 4.2 million shares of its common stock. This non-cash transaction has been excluded from the accompanying Statements of Cash Flows.

9. Reclassifications

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

     We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return, except on rare occasions in which event our accounting is as described below. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and have historically been insignificant. We do not recognize such sales until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Our operating costs and expenses generally consist of product development and engineering costs, or R&D, selling, general and administrative costs, or SG&A, and other operating related costs and expenses.

     We divide and operate our business on the basis of our three principal segments. We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (expense). The networking and optical components groups account for virtually all of our overall revenue. The development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

     Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the six months ended June 30, 2004 and 2003, foreign revenues constituted 77% and 79%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Revenue Recognition. We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: fiber optic components; switches and routers; remote device management products; and physical layer products.

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

Results of Operations

     The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of goods sold	65	68	65	70
Gross profit	35	32	35	30
Operating costs and expenses:
Product development and engineering	9	11	10	14
Selling, general and administrative	28	27	29	25
Total operating costs and expenses	36	38	39	39
Operating loss	(1)	(6)	(4)	(9)
Other expense, net	2	9	1	5
Loss before provision for taxes	(3)	(15)	(5)	(13)
Provision for taxes	2	1	1	1
Net loss	(5)	(16)	(6)	(14)

     The following management discussion and analysis refers to and analyzes our results of operations into three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended June 30, 2004 (“2004”) Compared
To Three Months Ended June 30, 2003 (“2003”)

   Revenue

     Revenues for 2004 increased $5.3 million, or 9%, to $67.2 million from $62.0 million for 2003. We realized increases in revenues from sales of our remote device management and other networking products. Geographically, revenues increased 25% and 5% in the Americas and Europe, respectively. We attribute the overall increase in our revenues to the improvement in our business in the Americas, specifically sales of our remote device management products, and improvement in our business in Europe, primarily through increases in sales of our other networking products.

     For 2004, 48% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 54% during 2003. Our revenues by segments for 2004 and 2003 were as follows (in thousands):

	2004	2003
Networking group	$58,809	$53,904
Optical components group	8,829	8,541
Development stage enterprise group	—	—

	67,638	62,445
Adjustments (1)	(407)	(487)

	$67,231	$61,958

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

     Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and remote device management equipment as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $4.9 million, or 9%, to $58.8 million for 2004 as compared to $53.9 million for 2003. The increase is due to increases in sales of our remote device management products and other networking products, offset by decreases in sales of our switches and routers and our physical layer products. External revenues generated from the sales of our remote device management products increased $2.7 million, or 73%, to $6.4 million for 2004 compared to $3.7 million for 2003. External revenues generated from the sales of our other networking products, which include defense, aerospace and other applications, including cellular communication, increased $4.9 million, or 63%, to $12.6 million for 2004 compared to $7.7 million for 2003. Over the past year, we have focused our sales and marketing efforts in the Americas. This focus has resulted in an increase of $2.9 million, or 25%, to $14.4 million for 2004 compared to $11.5 million for 2003. Revenues in Europe increased $2.3 million, or 5% to $48.9 million for 2004 compared to $46.6 million for 2003. External revenues generated from sales of switches and routers decreased $2.0 million, or 10%, to $18.9 million for 2004 as compared to $20.9 million for 2003. External revenues generated from sales of our physical layer products decreased $1.6 million, or 10%, to $14.9 million for 2004 as compared to $16.5 million for 2003.

     Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Premises applications, or FTTP. Revenues, including intersegment revenue, generated from our optical components group increased $288,000, or 3%, to $8.8 million for 2004 as compared to $8.5 million for 2003. We attribute the increase in optical components revenue to improvement in our selling efforts in North America, partially offset by a decrease in revenues in the Asia Pacific region. External revenue generated from fiber optic components increased $695,000, or 8%, to $9.1 million for 2004 as compared to $8.4 million for 2003.

     Development Stage Enterprise Group. No revenues were generated by these entities for 2004 and 2003.

   Gross Profit

     Gross profit for 2004 was $23.6 million, compared to gross profit of $19.8 million for 2003. Gross profit increased $3.7 million, or 19%, in 2004 compared to 2003. The increase in gross profit, primarily through our networking group, is the result of the increase in revenue and the composition of product sales, including the decrease in third-party equipment revenues.

     Our gross margin increased to 35% for 2004, compared to gross margin of 32% for 2003. We attribute the increase in our gross margin to a change in the composition of our product revenues. Our percentage of third-party equipment revenues decreased during 2004, which generated lower gross margins.

     Networking Group. Gross profit for 2004 was $22.4 million, compared to gross profit of $18.7 million for 2003. Gross profit increased $3.7 million, or 20%, in 2004 compared to 2003. Gross margins increased to 38% for 2004, compared to gross margin of 35% for 2003. We attribute the increase in gross profit during 2004 to the composition of our product revenue, effects of improved operating efficiencies and cost reduction efforts.

     Optical Components Group. Gross profit for 2004 was $1.2 million, compared to gross profit of $1.1 million for 2003. Gross profit increased $79,000, or 7%, in 2004 compared to 2003. Gross margins remained constant at 13% for 2004 and 2003.

     Development Stage Enterprise Group. No gross margins were produced by these entities for 2004 and 2003.

   Operating Costs and Expenses

     Operating costs and expenses were $24.5 million, or 39% of revenues, for 2004, compared to $23.6 million, or 38% of revenues, for 2003. Operating costs and expenses increased $893,000, or 4%, in 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $35,000, while 2003 included income from the recapture of accelerated deferred stock expense due to terminations that amounted to $1.9 million. These changes in deferred stock expense (i.e., the expense in 2004 compared to income reported in 2003) accounted for the increase in operating costs and expenses totaling $2.0 million. The increase in operating costs and expenses resulting from the changes in deferred stock expense was offset by cost savings efforts, including head count reductions and lower spending in product development and engineering, to align these costs with current operations.

     Networking Group. Operating costs and expenses for 2004 were $20.3 million, or 35% of revenues, compared to $17.7 million, or 33% of revenues, for 2003. Operating costs and expenses increased $2.6 million, or 15%, in 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $26,000, while 2003 included income from recapturing accelerated deferred stock expense due to terminations totaling $2.1 million. Changes in deferred stock expenses accounted for $2.1 million of the increase in our operating costs and expenses. We attribute the increase in operating costs and expenses during 2004 to increased efforts on selling and marketing in the Americas and in Europe.

     Optical Components Group. Operating costs and expenses for 2004 were $3.7 million, or 42% of revenues, compared to $3.8 million, or 45% of revenues, for 2003. Operating costs and expenses decreased $154,000, or 4%, in 2004 compared to 2003. We attributed the decrease in our operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We reduced spending in the areas of product development and engineering, selling, general and administrative expenses.

     Development Stage Enterprise Group. Operating costs and expenses for 2004 were $473,000, compared to $2.1 million for 2003. Operating costs and expenses decreased $1.6 million, or 77%, in 2004 compared to 2003. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of head count reductions, to align these costs with current development activities.

   Operating Income (Loss)

     We reported an operating loss of $919,000, or 1% of revenues, for 2004 compared to $3.8 million, or 6% of revenues, for 2003. We reduced our operating loss by $2.8 million, or 76%, in 2004 compared to 2003. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit, primarily through our networking group.

     Networking Group. Our networking group reported operating income totaling $2.1 million, or 4% of revenues, for 2004, compared to operating income of $1.0 million, or 2% of revenues, for 2003. This improvement is the result of our increased gross margin partially offset by the reduction in income reported in 2003 resulting from the recapturing of deferred stock expense for terminated employees.

     Optical Components Group. Our optical components group reported an operating loss of $2.5 million, or 29% of revenues, for 2004, compared to $2.8 million, or 32% of revenues, for 2003. Our operating loss improved $233,000, or 9%, in 2004 compared to 2003. Our reduction in operating loss was the result of improved gross margin and the effect of our cost savings efforts to align these costs with current operations.

     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $473,000 for 2004, compared to $2.1 million for 2003. Our operating loss improved $1.6 million, or 77%, in 2004 compared to 2003. The improvement is the result of a significant reduction in spending for operating costs and expenses.

   Other Expense, Net

     During 2004 and 2003, other expense, net represented interest expense on our obligations and interest income on cash and investments. Other expense, net for 2003 also includes a loss on the extinguishment of debt that amounted to $5.4 million, net of associated taxes.

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

Six Months Ended June 30, 2004 (“2004”) Compared
To Six Months Ended June 30, 2003 (“2003”)

   Revenue

     Revenues for 2004 increased $13.8 million, or 12%, to $126.8 million from $113.1 million for 2003. We realized increases in revenues from sales of the majority of our product lines, with only minor decreases in switches and routers and our physical layer products. Geographically, revenues increased 18% and 10% in the Americas and Europe, respectively. We attribute the overall increase in our revenues to the improvement in our business in the Americas, specifically sales of our fiber optic components and remote device management products, and improvement in our business in Europe, primarily through increases in sales of our other networking products.

     For 2004, 47% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 49% during 2003. Our revenues by segments for 2004 and 2003 were as follows (in thousands):

	2004	2003
Networking group	$108,664	$95,704
Optical components group	19,138	18,457
Development stage enterprise group	—	—

	127,802	114,161
Adjustments (1)	(957)	(1,086)

	$126,845	$113,075

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

     Networking Group. External revenues generated from our networking group increased $13.0 million, or 14%, to $108.7 million for 2004 as compared to $95.7 million for 2003. The increase is due to increases in sales of the majority of our product lines, offset by slight decreases in sales of our switches and routers. External revenues generated from the sales of our remote device management products increased $4.8 million, or 67%, to $11.9 million for 2004 compared to $7.1 million for 2003. External revenues generated from the sales of our other networking products, which include defense, aerospace and other applications, including cellular communication, increased $6.5 million, or 47%, to $20.4 million for 2004 compared to $13.9 million for 2003. Over the past year, we have focused our sales and marketing efforts in the Americas. This focus has resulted in an increase of $4.4 million, or 18%, to $28.6 million for 2004 compared to $24.2 million for 2003. Revenues in Europe increased $8.4 million, or 10% to $90.6 million for 2004 compared to $82.1 million for 2003. External revenues generated from sales of our switches and routers slightly decreased $559,000, or 2%, to $31.7 million for 2004 as compared to $32.2 million for 2003.

     Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $681,000, or 4%, to $19.1 million for 2004 as compared to $18.5 million for 2003. We attribute the increase in optical components revenue to improvement in our selling efforts in North America. External revenue generated from fiber optic components increased $2.7 million, or 15%, to $20.2 million for 2004 as compared to $17.6 million for 2003.

     Development Stage Enterprise Group. No revenues were generated by these entities for 2004 and 2003.

   Gross Profit

     Gross profit for 2004 was $44.0 million, compared to gross profit of $34.4 million for 2003. Gross profit increased $9.6 million, or 28%, in 2004 compared to 2003. The increase in gross profit, primarily through our networking group, is the result of the increase in revenue and the composition of product sales, including the decrease in third-party equipment revenues.

     Our gross margin increased to 35% for 2004, compared to gross margin of 30% for 2003. We attribute the increase in our gross margin to a change in the composition of our product revenues. Our percentage of third-party equipment revenues decreased during 2004, which generated lower gross margins.

     Networking Group. Gross profit for 2004 was $41.0 million, compared to gross profit of $32.0 million for 2003. Gross profit increased $9.1 million, or 28%, in 2004 compared to 2003. Gross margins increased to 38% for 2004, compared to gross margin of 33% for 2003. We attribute the increase in gross profit during 2004 to the composition of our product revenue, effects of improved operating efficiencies and cost reduction efforts.

     Optical Components Group. Gross profit for 2004 was $2.9 million, compared to gross profit of $2.5 million for 2003. Gross profit increased $474,000, or 19%, in 2004 compared to 2003. Gross margins improved to 15% for 2004 as compared to 13% for 2003. The improvement in gross margin is primarily due to a transition of manufacturing to our facility in Taiwan.

     Development Stage Enterprise Group. No gross margins were produced by these entities for 2004 and 2003.

   Operating Costs and Expenses

     Operating costs and expenses were $49.0 million, or 39% of revenues, for 2004, compared to $44.2 million, or 39% of revenues, for 2003. While overall operating costs and expenses were the same in 2004 as a percentage of revenues, they increased $4.7 million, or 11%, in absolute dollars 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $168,000, while 2003 included income from the recapture of accelerated deferred stock expense due to terminations that amounted to $6.4 million. These changes in deferred stock expense (i.e., the expense in 2004 compared to income reported in 2003) accounted for the increase in operating costs and expenses totaling $6.6 million. The increase in operating costs and expenses resulting from the changes in deferred stock expense was offset by cost savings efforts, including head count reductions and lower spending in product development and engineering, to align these costs with current operations.

     Networking Group. Operating costs and expenses for 2004 were $40.6 million, or 37% of revenues, compared to $32.4 million, or 34% of revenues, for 2003. Operating costs and expenses increased $8.2 million, or 25%, in 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $141,000, while 2003 included income from recapturing accelerated deferred stock expense due to terminations totaling $6.6 million. Changes in deferred stock expenses accounted for $6.8 million of the increase in our operating costs and expenses. We attribute the increase in operating costs and expenses during 2004 to increased efforts on selling and marketing in the Americas and in Europe.

     Optical Components Group. Operating costs and expenses for 2004 were $7.3 million, or 38% of revenues, compared to $7.7 million, or 42% of revenues, for 2003. Operating costs and expenses decreased $383,000, or 5%, in 2004 compared to 2003. We attributed the decrease in our operating costs and expenses to our cost saving efforts, including head count reductions, to align these costs with current operations. We also reduced spending in the areas of product development and engineering and selling, general and administrative expenses.

     Development Stage Enterprise Group. Operating costs and expenses for 2004 were $1.1 million, compared to $4.2 million for 2003. Operating costs and expenses decreased $3.1 million, or 74%, in 2004 compared to 2003. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of head count reductions, to align these costs with current development activities.

   Operating Income (Loss)

     We reported an operating loss of $5.0 million, or 4% of revenues, for 2004 compared to $9.8 million, or 9% of revenues, for 2003. We reduced our operating loss by $4.8 million, or 49%, in 2004 compared to 2003. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit, primarily through our networking group.

     Networking Group. Our networking group reported operating income totaling $492,000, or 1% of revenues, for 2004, compared to an operating loss of $402,000, or less than 1% of revenues, for 2003. This improvement is the result of our increased gross margin partially offset by the reduction in income reported in 2003 resulting from the recapturing of deferred stock expense for terminated employees.

     Optical Components Group. Our optical components group reported an operating loss of $4.4 million, or 23% of revenues, for 2004, compared to $5.2 million, or 28% of revenues, for 2003. Our operating loss improved $857,000, or 16%, in 2004 compared to 2003. Our reduction in operating loss was the result of improved gross margin and the effect of our cost savings efforts to align these costs with current operations.

     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.1 million for 2004, compared to $4.2 million for 2003. Our operating loss improved $3.1 million, or 74%, in 2004 compared to 2003. The improvement is the result of a significant reduction in spending for operating costs and expenses.

   Other Expense, Net

     During 2004 and 2003, other expense, net represented interest expense on our obligations and interest income on cash and investments. Other expense, net for 2003 also includes a loss on the extinguishment of debt that amounted to $5.4 million, net of associated taxes.

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

Liquidity and Capital Resources

     We had cash and cash equivalents of $66.0 million as of June 30, 2004, a decrease of $22.7 million from the cash and cash equivalents of $88.7 million as of December 31, 2003. The decrease in cash and cash equivalent is primarily the result of our purchase of short-term marketable securities, cash used in our operations, cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. These decreases were partially offset by cash received from revenues. The following table illustrates as of June 30, 2004 and December 31, 2003 our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our convertible notes due in June 2008 (in thousands):

	2004	2003
Cash
Cash and cash equivalents	$65,963	$88,706
Short-term marketable securities	15,405	5,221
Time deposits	1,084	1,411
Long-term marketable securities	1,641	1,705

	84,093	97,043
Debt
Current portion of long-term debt	91	204
5% convertible notes due 2008	23,000	23,000
Short-term obligations	4,996	2,701
Long-term debt	139	200

	28,226	26,105

Excess cash versus debt	$55,867	$70,938

Ratio of cash versus debt (1)	3.0 to 1	3.7 to 1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

     Our working capital as of June 30, 2004 was $106.0 million compared to $108.1 million as of December 31, 2003. Our ratio of current assets to current liabilities as of June 30, 2004 was 2.3 to 1.0 compared to 2.3 to 1.0 as of December 31, 2003. Fluctuations in our working capital are typical due to the timing of: shipments of our products to customers, payments by customers of their balances, receipt of inventories for our vendors and payments to our vendors for raw materials.

     Cash Flows Related to Operating Activities. Cash used in operating activities was $14.9 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in operating activities is a result of our net operating loss of $7.8 million, adjusted for non-cash items such as depreciation and amortization, deferred stock expense, deferred income taxes and losses on the disposition of fixed assets. Decreased time deposits and other assets and increases in other current liabilities positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in accounts receivable and inventories and decreases in accounts payable and deferred revenue. The increase in accounts receivables and inventories is due to the increase in business worldwide. Decreases in accounts payable are the result of the timing of payments to our vendors.

     Cash Flows Related to Investing Activities. Cash used in investing activities were $11.0 million for the six months ended June 30, 2004, compared to cash provided by investing activities totaling $8.0 million for the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2004 were primarily the result of the purchase of short-term marketable securities and capital expenditures. As of June 31, 2004, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturities of short-term and long-term marketable securities, partially offset by the cash used for capital expenditures and the purchase of a minority interest.

     Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $2.4 million for the six months ended June 30, 2004, as compared to cash flows used in financing activities of $7.8 million for the six months ended June 30, 2003. Cash provided by financing activities was primarily the result of our net borrowings of $2.1 million on our short-term and long-term obligations, partially offset by net proceeds from the exercise of employee stock options. Cash flows used in financing activities in 2003 represent the cash paid on borrowings, our final payment on our 5% convertible subordinated notes which came due in June 2003, proceeds form the issuance of 5% convertible notes due in June 2008 and the repurchase of our common stock.

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

   Contractual Cash Obligations

     The following table illustrates our total contractual cash obligations as of June 30, 2004 (in thousands):

		Less than 1
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Short-term obligations	$4,996	$4,996	$—	$—	$—
Long-term debt	230	91	139	—	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	9,851	9,851	—	—	—
Operating leases	20,247	5,107	7,507	4,552	3,081

Total contractual cash obligations	$58,324	$20,045	$7,646	$27,552	$3,081

     Our total contractual cash obligations as of June 30, 2004, were $58.3 million, of which, $20.0 million were due by June 30, 2005. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues, which is further discussed below, and we expect that this will continue to be the case.

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

     Our Operating Results Could Fluctuate Significantly From Quarter To Quarter.

     Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:

•	the cancellation or postponement of orders;

•	the timing and amount of significant orders;

•	our success in developing, introducing and shipping product enhancements and new products;

•	the mix of products we sell;

•	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

•	our annual reviews of goodwill and other intangibles that lead to impairment charges;

•	new product introductions by our competitors;

•	pricing actions by our competitors or us;

•	the timing of delivery and availability of components from suppliers;

•	political stability in the areas of the world we operate in;

•	changes in material costs;

•	currency fluctuations; and

•	general economic conditions.

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

     Our success is dependent, in part, on the overall growth rate of the fiber optic components and networking industry. The Internet or the industries that serve it may not continue to grow and even if it does or they do, we may not achieve increased growth. Our business, operating results or financial condition may be adversely affected by any decreases in industry growth rates. In addition, we can give no assurance that our results in any particular period will fall within the ranges for growth forecast by market researchers.

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

Our Business Has Been Adversely Impacted By The Worldwide Economic Slowdown And Related Uncertainties.

     Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

•	reduced demand for our products, particularly fiber optic components;

•	increased risk of excess and obsolete inventories;

•	increased price competition for our products;

•	excess manufacturing capacity under current market conditions; and

•	higher overhead costs, as a percentage of revenues.

These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during 2001, 2002 and 2003 and may affect them for 2004 and thereafter. As a result of these factors, our revenues declined during the last three years and we reported net losses of $27.0 million, $479.8 million and $326.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our business may continue to suffer from adverse economic conditions worldwide. Our operating results for future periods are subject to numerous uncertainties, and we may not be able to achieve and maintain profitability. Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical and social conditions, together with the resulting economic uncertainties, make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage manufacturing and supply chain relationships. If the economic or market environment deteriorates as a result of political, economic or military conditions associated with current domestic and world events, our businesses, financial condition and results of operations could be further impaired.

Some Of Our Customers May Not Have The Resources To Pay For Our Products As A Result Of The Current Economic Environment

     In the current economic environment, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

The Price Of Our Shares May Continue To Be Highly Volatile.

     Historically, the market price of our shares has been extremely volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations or new product introductions by us or our competitors;

•	changes of estimates of our future operating results by securities analysts;

•	developments with respect to patents, copyrights or proprietary rights; and

•	general market conditions and other factors.

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

     On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:

•	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

•	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

•	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

•	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

•	we fail to deliver shares of our common stock to the holder within 12 business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

•	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within 10 days;

•	failure by us for 10 days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to

•	incur any form of unsecured indebtedness in excess of $17 million, plus obligations arising from the sale of receivables with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

•	repurchase our common stock for an aggregate amount in excess of $5,000,000; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

•	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;

•	we breach provisions of the 2003 Notes prohibiting us from either issuing

•	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

•	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;

•	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

•	we become bankrupt or insolvent.

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

Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

     Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.5% of the outstanding shares of our common stock on July 15, 2004 (or 8.7% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

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

We Face Risks From Our International Operations.

     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Six Months Ended		Year Ended December 31,
	June 30,	June 30,
	2004	2003	2003	2002	2001
Percentage of total revenue from foreign sales	77%	79%	78%	74%	67%

     We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. LuminentOIC has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both LuminentOIC and we make sales of our products in the People’s Republic of China. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	potentially adverse tax consequences;

•	unanticipated cost increases;

•	unavailability or late delivery of equipment;

•	trade restrictions;

•	limited protection of intellectual property rights;

•	unforeseen environmental or engineering problems; and

•	personnel recruitment delays.

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

We Are Dependent On Certain Members Of Our Senior Management.

     We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors, Chief Technical Officer and Secretary, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of key man life insurance policies in the amounts of $1.0 million each on their lives. However, we can give no assurance that the proceeds from these policies will be sufficient to compensate us in the event of the death of either of these individuals, and the policies are not applicable in the event that either of them becomes disabled or is otherwise unable to render services to us.

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

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States, and adversely affect our operating results.

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

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected.

     We incurred net losses in 2001, 2002 and 2003, and our combined cash and short-term investments declined in each of those years as well. We also incurred net losses for the six months ended June 30, 2004, and our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined at June 30, 2004 by approximately $13.0 million, or approximately 13%, since December 31, 2003. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. An inability to raise financial capital would limit our operating flexibility.

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

     Foreign Exchange Rates. We operate on an international basis with a portion of our revenues and expenses being incurred in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses and revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We do not regularly attempt to reduce our currency risks through hedging instruments, however, we may do so in the future.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b)	One report on Form 8-K was filed during the period covered by this Report. That Form 8-K, dated April 22, 2004 and filed on April 28, 2004, reported matters under Item 5 and Item 12.

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2004.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer