Form 10-Q
period 2004-09-30
MRV COMMUNICATIONS INC
filed 2004-10-28
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________

FORM 10-Q

(Mark One)

[X]	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to

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

     As of October 15, 2004, there were 103,904,965 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.

Form 10-Q, September 30, 2004

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

          In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the three and nine months then ended.

          The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(Unaudited)
Net revenue	$62,941	$56,817	$189,786	$169,892
Cost of goods sold	42,807	38,397	125,665	117,044

Gross profit	20,134	18,420	64,121	52,848
Operating costs and expenses:
Product development and engineering	6,373	8,088	18,516	23,714
Selling, general and administrative	16,855	16,841	53,681	45,457
Impairment of goodwill and other intangibles	—	356	—	356

Total operating costs and expenses	23,228	25,285	72,197	69,527

Operating loss	(3,094)	(6,865)	(8,076)	(16,679)
Other income (expense), net	81	(577)	(1,134)	(6,009)

Loss before provision for taxes and extraordinary gain	(3,013)	(7,442)	(9,210)	(22,688)
Provision for taxes	739	412	2,388	1,333

Loss before extraordinary gain	(3,752)	(7,854)	(11,598)	(24,021)
Extraordinary gain, net of tax	—	1,950	—	1,950

Net loss	$(3,752)	$(5,904)	$(11,598)	$(22,071)

Earnings per share:
Loss before extraordinary gain	$(0.04)	$(0.08)	$(0.11)	$(0.24)
Extraordinary gain, net of tax	$—	$0.02	$—	$0.02
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.11)	$(0.22)
Weighted average number of shares:
Basic and diluted	104,114	103,097	105,068	101,152

          The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,401	$88,706
Short-term marketable securities	6,531	5,221
Time deposits	1,124	1,411
Accounts receivable, net	56,449	53,464
Inventories	45,569	35,799
Other current assets	4,323	5,379

Total current assets	180,397	189,980
Property and equipment, net	20,099	25,416
Goodwill	29,965	29,965
Long-term marketable securities	1,676	1,705
Deferred income taxes	1,778	2,594
Investments	3,063	3,063
Other assets	1,651	2,040

	$238,629	$254,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term obligations	$5,178	$2,905
Accounts payable	39,826	46,811
Accrued liabilities	25,630	25,523
Deferred revenue	3,288	3,754
Other current liabilities	2,280	2,936

Total current liabilities	76,202	81,929
Long-term debt	122	200
Convertible notes due June 2008	23,000	23,000
Other long-term liabilities	4,442	4,215
Minority interest	5,164	5,291
Commitments and contingencies

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 1,000 shares, no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized – 160,000 shares
Issued – 105,256 shares in 2004 and 106,794 shares in 2003
Outstanding – 103,902 shares in 2004 and 105,441 shares in 2003	176	179
Additional paid-in capital	1,155,229	1,154,869
Accumulated deficit	(1,016,028)	(1,004,430)
Deferred stock expense, net	—	(200)
Treasury stock, 1,353 shares in 2004 and 2003	(1,352)	(1,352)
Accumulated other comprehensive loss	(8,326)	(8,938)

Stockholders’ equity	129,699	140,128

	$238,629	$254,763

          The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(11,598)	$(22,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,601	9,420
Amortization (forfeiture) of deferred stock expense, net	188	(8,407)
Provision for doubtful accounts	847	962
Deferred income taxes	816	(677)
Loss on extinguishment of debt	—	5,438
Loss on disposition of property and equipment	181	125
Extraordinary gain, net of tax	—	(1,950)
Impairment loss on goodwill and other intangibles	—	356
Minority interests’ share of loss	(127)	(87)
Changes in operating assets and liabilities
Time deposits	287	1,078
Accounts receivable	(3,832)	(2,294)
Inventories	(9,770)	(3,162)
Other assets	1,420	7,133
Accounts payable	(6,985)	1,282
Accrued liabilities	107	(6,670)
Deferred revenue	(466)	(410)
Other current liabilities	(656)	1,382

Net cash used in operating activities	(22,987)	(18,552)
Cash flows from investing activities
Purchases of property and equipment	(1,739)	(2,365)
Proceeds from sale of property and equipment	299	253
Cash paid for in acquisition, net or cash received	—	(631)
(Purchases of) Proceeds from maturity of investments	(1,281)	2,361

Net cash used in investing activities	(2,721)	(382)

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Net proceeds from issuance of common stock	369	283
Net proceeds from issuance of 5% convertible notes due June 2008	—	22,950
Payment on 5% convertible subordinated notes due June 2003	—	(26,522)
Borrowings on short-term obligations	42,285	35,541
Payments on short-term obligations	(40,012)	(39,633)
Payments on long-term obligations	(78)	(434)
Other long-term liabilities	227	—
Purchase of treasury stock	—	(145)

Net cash provided by (used in) financing activities	2,791	(7,960)
Effect of exchange rate changes on cash and cash equivalents	612	1,412

Net decrease in cash and cash equivalents	(22,305)	(25,482)
Cash and cash equivalents, beginning of period	88,706	100,618

Cash and cash equivalents, end of period	$66,401	$75,136

          The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

September 30, 2004

1. Earnings (Loss) Per Share and Stock-Based Compensation

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.5 million shares and 10.0 million shares for the three and nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 and MRV’s outstanding 5% Convertible Notes issued June 2003 were not included in the computation of loss per share as they are anti-dilutive.

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

          SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three and nine months ended September 30, 2004 and 2003 would have increased to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,752)	$(5,904)	$(11,598)	$(22,071)
Add: Stock-based employee compensation expense (income) included in reported net loss	—	(861)	188	(8,407)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,109)	(5,275)	(13,790)	(9,811)

Pro forma net loss	$(7,861)	$(12,040)	$(25,200)	$(40,289)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.04)	$(0.06)	$(0.11)	$(0.22)

Basic and diluted net loss per share – pro forma	$(0.08)	$(0.12)	$(0.24)	$(0.40)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility of 85% and 104% for 2004 and 2003, respectively, (iii) expected lives of 4 to 6 years for all periods, (iv) and risk-free interest rates ranging from 2.68% to 6.73% for all periods.

          Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense was generated during 2001 and 2000 through acquisitions and stock options granted to LuminentOIC’s former President and its former Chief Financial Officer. For the three months ended September 30, 2004, there was no deferred stock expense. For the nine months ended September 30, 2004, MRV recognized deferred stock expense totaling $200,000, which was reduced by income from recapturing accelerated deferred stock expense totaling $12,000. For the three and nine months ended September 30, 2003, MRV recognized income from recapturing accelerated deferred stock expense due to terminations, net of the amortization of deferred stock expense of $597,000 and $3.2 million, respectively, totaling $861,000 and $8.4 million, respectively.

2. Segment Reporting and Geographical Information

          MRV divides and operates its business based on three segments: the networking group, the optical components group and development stage enterprise group. The networking group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The optical components group designs, manufactures and distributes optical components and optical subsystems. The development stage enterprise group that MRV has created or invested in is developing optical components, subsystems and networks and products for the infrastructure of the Internet. Segment information is therefore being provided on this basis.

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

          Business segment revenues for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Networking group	$50,623	$48,324	$159,287	$144,028
Optical components group	12,695	9,144	31,833	27,601
Development stage enterprise group	—	—	—	—

	63,318	57,468	191,120	171,629
Intersegment	(377)	(651)	(1,334)	(1,737)

	$62,941	$56,817	$189,786	$169,892

          Revenues by product line for the three and nine months ended September 30, 2004 and 2003 are being presented differently from previous periods. “Optical active components” are being presented as “fiber optic components,” “remote device management products” are being presented as “console management products” and “optical passive components” and “network physical infrastructure equipment” are being presented as the combined product line “Physical layer products.” All periods presented are present on this basis. Revenues by product line for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Fiber optic components	$12,903	$8,763	$33,135	$26,343
Switches and routers	17,151	13,842	48,831	46,081
Console management products	4,589	4,978	16,494	12,103
Physical layer products	14,165	15,634	46,567	48,292
Services	5,811	5,057	16,036	14,640
Other networking products	8,322	8,543	28,723	22,433

	$62,941	$56,817	$189,786	$169,892

          For three and nine months ended September 30, 2004 and 2003, MRV had no single customer that accounted for 10% or more of revenues. As of September 30, 2004 and December 31, 2003, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.

          A summary of external revenue by region for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Americas	$17,129	$12,328	$45,720	$36,569
Europe	41,984	40,368	132,569	122,511
Asia Pacific	3,607	3,918	9,927	9,950
Other	221	203	1,570	862

	$62,941	$56,817	$189,786	$169,892

     Business segment operating income (loss) for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Networking group	$221	$(1,878)	$713	$(2,281)
Optical components group	(2,751)	(3,415)	(7,142)	(8,663)
Development stage enterprise group	(564)	(1,572)	(1,647)	(5,735)

	$(3,094)	$(6,865)	$(8,076)	$(16,679)

     Income (loss) before provision for income taxes and extraordinary gain for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Domestic	$(3,170)	$(3,560)	$(9,130)	$(12,141)
Foreign	157	(3,882)	(80)	(10,547)

	$(3,013)	$(7,442)	$(9,210)	$(22,688)

3. Cash and Cash Equivalents, Time Deposits and Marketable Securities

          MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Investments with maturities of less than one year are considered short-term. Time deposits represent investments, which are restricted as to withdrawal or use based on maturity terms. Furthermore, MRV maintains cash balances and investments in what management believes are highly qualified financial institutions. At various times such amounts are in excess of federally insured limits.

          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2003, MRV changed its investment classification from “held-to-maturity” to “available for sale.” The original cost of MRV’s marketable securities approximated fair market value as of September 30, 2004 and December 31, 2003. As of September 30, 2004 and December 31, 2003, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2004. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.

4. Inventories

          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$8,444	$5,886
Work in process	9,960	7,274
Finished goods	27,165	22,639

	$45,569	$35,799

5. Restructuring Costs

          During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $826,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.

6. Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. MRV did not repurchase any of its common stock during the three or nine months ended September 30, 2004. Total share repurchases under this program through September 30, 2004 were 1,305,000 shares of common stock at a cost of $1.2 million.

7. Comprehensive Income (Loss)

          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Net loss	$(3,752)	$(5,904)	$(11,598)	$(22,071)
Unrealized gain (loss) from available-for-sale securities	3	—	(1)	—
Foreign currency translation	(178)	729	613	1,412

	$(3,927)	$(5,175)	$(10,986)	$(20,659)

8. Supplemental Statement of Cash Flow Information (in thousands)

	September 30,	September 30,
	2004	2003
Cash paid during the period for interest	$1,734	$1,685
Cash paid during the period for taxes	$1,956	$2,087

          During the nine months ended September 30, 2003, MRV exchanged $5.9 million principal amount of 1998 Notes in exchange for 4.2 million shares of its common stock. This non-cash transaction has been excluded from the accompanying Statements of Cash Flows.

9. Recently Issued Accounting Pronouncements

          On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. MRV could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. Assuming this new standard is implemented as scheduled, MRV presently plans to adopt this new standard in the third quarter of 2005 and is currently evaluating the effect that the adoption of this standard will have on its financial position and results of operations.

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

Overview

          We design, manufacture, sell, distribute, integrate and support network infrastructure equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, network physical infrastructure equipment and console management products as well as specialized networking products for defense and aerospace applications. Our optical components group designs, manufactures and sell optical communications components, primarily through our wholly owned subsidiary LuminentOIC, Inc. These components include fiber optic transceivers, discrete lasers and laser emitting diodes, or LEDs, as well as components for Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

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

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the nine months ended September 30, 2004 and 2003, foreign revenues constituted 76% and 78%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

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

          Revenue Recognition. We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: fiber optic components; switches and routers; console management products; and physical layer products.

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

          Goodwill and Other Intangibles. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We generally perform our annual impairment analysis as of October 1st of each year. We continue to amortize intangible assets that have definite lives over their useful lives.

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

Results of Operations

          The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of goods sold	68	68	66	69
Gross profit	32	32	34	31
Operating costs and expenses:
Product development and engineering	10	14	10	14
Selling, general and administrative	27	30	28	27
Impairment of goodwill and other intangibles	—	1	—	—
Total operating costs and expenses	37	45	38	41
Operating loss	(5)	(12)	(4)	(10)
Other expense, net	—	1	1	4
Loss before provision for taxes and extraordinary gain	(5)	(13)	(5)	(13)
Provision for taxes	1	1	1	1
Loss before extraordinary gain	(6)	(14)	(6)	(14)
Extraordinary gain, net of tax	—	3	—	1
Net loss	(6)	(10)	(6)	(13)

          The following management discussion and analysis refers to and analyzes our results of operations into three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all our start-up activities.

Three Months Ended September 30, 2004 (“2004”) Compared
To Three Months Ended September 30, 2003 (“2003”)

     Revenue

          Revenues for 2004 increased $6.1 million, or 11%, to $62.9 million from $56.8 million for 2003. We realized increases in revenues from sales of our fiber optic components and switches and routers. Geographically, revenues increased 39% in the Americas. We attribute the increase in our revenues in the Americas to initial shipments of FTTP products for early deployments. Shipments of FTTP products for 2004 totaled approximately $7.5 million. Recent announcements suggest that FTTP deployments in North America are expected to make services available to at least one million residential homes by the end of the year; however the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow in the fourth quarter of 2004. However, this forward looking statement may not come to pass if the actual deployments do meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products during the fourth quarter.

          For 2004 and 2003, 45% of our revenues were generated from the sale of third-party products through our system integration and distribution offices. Our revenues by segment for 2004 and 2003 were as follows (in thousands):

	2004	2003
Networking group	$50,623	$48,324
Optical components group	12,695	9,144
Development stage enterprise group	—	—

	63,318	57,468
Adjustments (1)	(377)	(651)

	$62,941	$56,817

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $2.3 million, or 5%, to $50.6 million for 2004 as compared to $48.3 million for 2003. The increase is due to increases in sales of switches and routers, partially offset by slight decreases in sales of each of our remaining networking products. External revenues generated from the sales of switches and routers increased $3.3 million, or 24%, to $17.2 million for 2004 compared to $13.8 million for 2003. External revenues generated from services increased $754,000, or 15%, to $5.8 million for 2004 compared to $5.1 million for 2003.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for Fiber-to-the-Premises applications, or FTTP. Revenues, including intersegment revenue, generated from our optical components group increased $3.6 million, or 39%, to $12.7 million for 2004 as compared to $9.1 million for 2003. We attribute the increase in optical components revenue to initial shipments of FTTP components for North America. Additionally, shipments of FTTP products were the primary catalyst for our increase in sales in the Americas.

          Development Stage Enterprise Group. No revenues were generated by these entities for 2004 and 2003.

     Gross Profit

          Gross profit for 2004 was $20.1 million, compared to gross profit of $18.4 million for 2003. Gross profit increased $1.7 million, or 9%, in 2004 compared to 2003. Our gross margin for 2004 and 2003 was 32%. The increase in gross profit, generated primarily through our optical components group, is the result of the increase in revenue and the composition of product sales.

          Networking Group. Gross profit for our networking group remained unchanged and was $18.7 million for 2004 and 2003. Gross margins decreased to 37% for 2004, compared to gross margin of 39% for 2003. We attribute the decrease in gross margin during 2004 to the composition of our product revenue. More specifically, we realized an increase in the sales of switches and routers which generally generate gross margin at rates lower than our company-wide average, while sales of our console management and physical layers products slightly decreased and which typically generate gross margin at rates greater than the company-wide averages.

          Optical Components Group. Gross profit for 2004 was $1.4 million, compared to a gross deficit of $247,000 for 2003, an improvement of $1.7 million, primarily as a result of the increase in optical component sales. Gross margins improved to 11% for 2004, compared to gross margin of (3)% for 2003. The improvement in gross margin for 2004 is attributed to the composition of product sales. We realized lower than anticipated gross margins from the initial shipments of FTTP product for early deployments. These margins were lower than the average margins realized from the sales of our other optical components. We expect to improve gross margins from the sales of FTTP products through manufacturing efficiencies and economies of scale.

          Development Stage Enterprise Group. As we had no sales by these entities, we had no gross margins were produced by these entities for 2004 and 2003.

     Operating Costs and Expenses

          Operating costs and expenses were $23.2 million, or 37% of revenues, for 2004, compared to $25.3 million, or 45% of revenues, for 2003. Operating costs and expenses decreased $2.1, or 8%, in 2004 compared to 2003. For 2004, operating costs and expenses did not include any deferred stock expense, while 2003 included income from the recapture of accelerated deferred stock expense due to terminations that amounted to $832,000. These changes in deferred stock expense (i.e., no expense in 2004 compared to income reported in 2003) accounted for the increase in operating costs and expenses totaling $832,000. The increase in operating costs and expenses resulting from the changes in deferred stock expense was offset by cost savings efforts, including head count reductions and lower spending in product development and engineering.

          Networking Group. Operating costs and expenses for 2004 were $18.5 million, or 37% of revenues, compared to $20.5 million, or 43% of revenues, for 2003. Operating costs and expenses decreased $2.1 million, or 10%, in 2004 compared to 2003. For 2004, operating costs and expenses did not include any deferred stock expense, while 2003 included income from recapturing accelerated deferred stock expense due to terminations totaling $365,000. Changes in deferred stock expenses accounted for an increase in our operating costs and expenses of $365,000. The increase in operating costs and expenses resulting from changes in deferred stock expense was offset by costs savings including lower spending in both product development and engineering expenses and sales, general and administrative expenses during 2004.

          Optical Components Group. Operating costs and expenses for 2004 were $4.2 million, or 33% of revenues, compared to $3.2 million, or 35% of revenues, for 2003. Operating costs and expenses increased $1.0 million, or 32%, in 2004 compared to 2003. For 2004, operating costs and expenses did not include any deferred stock expense, while 2003 included income from recapturing accelerated deferred stock expense due to terminations totaling $467,000. Changes in deferred stock expenses (i.e. no expense in 2004 compared to income of $467,000 reported in 2003) accounted for half of the increase in our operating costs and expenses. We attributed the remaining increase in our operating costs and expenses to an increase in selling, general and administrative expenses in conjunction with the improvement in our optical components business.

          Development Stage Enterprise Group. Operating costs and expenses for 2004 were $564,000, compared to $1.6 million for 2003. Operating costs and expenses decreased $1.0 million, or 64%, in 2004 compared to 2003. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of head count reductions to align these costs with current development activities.

     Operating Income (Loss)

          We reported an operating loss of $3.1 million, or 5% of revenues, for 2004 compared to $6.9 million, or 12% of revenues, for 2003. We reduced our operating loss by $3.8 million, or 55%, in 2004 compared to 2003. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our overall increase in sales, improvement in gross profit, primarily through our optical components group, and the reduction of operating expenses in our networking group.

          Networking Group. Our networking group reported operating income totaling $221,000 for 2004, compared to an operating loss of $1.9 million, or 4% of revenues, for 2003, an improvement of $2.1 million. This improvement is the result of our continued cost containment efforts including a reduction in spending for operating costs and expenses and changes in deferred stock expense.

          Optical Components Group. Our optical components group reported an operating loss of $2.8 million, or 22% of revenues, for 2004, compared to $3.4 million, or 37% of revenues, for 2003. Our operating loss improved $664,000, or 19%, in 2004 compared to 2003. Our reduction in operating loss was the result of improved sales and gross profit, partially offset by increases in operating costs and expenses resulting.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $564,000 for 2004, compared to $1.6 million for 2003. Our operating loss improved $1.0 million, or 64%, in 2004 compared to 2003. The improvement is the result of a significant reduction in spending for operating costs and expenses.

     Other Income (Expense), Net

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

Nine Months Ended September 30, 2004 (“2004”) Compared
To Nine Months Ended September 30, 2003 (“2003”)

     Revenue

          Revenues for 2004 increased $19.9 million, or 12%, to $189.8 million from $169.9 million for 2003. We realized increases in all of our product lines, except our physical layer products which reported a slight decline. More specifically, we experienced significant growth in sales of our fiber optic components, console management and other networking products. Geographically, revenues increased 25% and 8% in the Americas and Europe, respectively. During the third quarter, we realized revenues in the Americas from initial shipments of FTTP products for early deployments.

          For 2004, 46% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 48% during 2003. Our revenues by segment for 2004 and 2003 were as follows (in thousands):

	2004	2003
Networking group	$159,287	$144,028
Optical components group	31,833	27,601
Development stage enterprise group	—	—

	191,120	171,629
Adjustments (1)	(1,334)	(1,737)

	$189,786	$169,892

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

          Networking Group. External revenues generated from our networking group increased $15.2 million, or 11%, to $159.3 million for 2004 as compared to $144.0 million for 2003. The increase is due to increases in sales of the majority of our product lines, offset by slight decreases in sales of our physical layer products. External revenues generated from the sales of our console management products increased $4.4 million, or 36%, to $16.5 million for 2004 compared to $12.1 million for 2003. External revenues generated from the sales of our other networking products, which include defense, aerospace and other applications, including cellular communication, increased $6.3 million, or 28%, to $28.7 million for 2004 compared to $22.4 million for 2003. External revenues generated from sales of our switches and routers increased $2.8 million, or 6%, to $48.8 million for 2004 as compared to $46.1 million for 2003. Over the past year, we have focused our sales and marketing efforts in the Americas. This focus has resulted in an increase of $9.2 million, or 25%, to $45.7 million for 2004 compared to $36.6 million for 2003. Revenues in Europe increased $10.1 million, or 8% to $132.6 million for 2004 compared to $122.5 million for 2003.

          Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $4.2 million, or 15%, to $31.8 million for 2004 as compared to $27.6 million for 2003. We attribute the increase in optical components revenue to sales of FTTP components for residential deployments in North America.

          Development Stage Enterprise Group. No revenues were generated by these entities for 2004 and 2003.

     Gross Profit

          Gross profit for 2004 was $64.1 million, compared to gross profit of $52.8 million for 2003. Gross profit increased $11.3 million, or 21%, in 2004 compared to 2003. The increase in gross profit, primarily through our networking group, is the result of the increase in revenue and the composition of product sales.

          Our gross margin increased to 34% for 2004, compared to gross margin of 31% for 2003. We attribute the increase in our gross margin to an improvement in the composition of our product revenues and manufacturing efficiencies through economies of scale.

          Networking Group. Gross profit for 2004 was $59.8 million, compared to gross profit of $50.6 million for 2003. Gross profit increased $9.1 million, or 18%, in 2004 compared to 2003. Gross margins increased to 38% for 2004, compared to gross margin of 35% for 2003. We attribute the increase in gross profit during 2004 to the increase in sales, the composition of our product revenue, effects of improved manufacturing efficiencies through economies of scale and cost reduction efforts.

          Optical Components Group. Gross profit for 2004 was $4.4 million, compared to gross profit of $2.2 million for 2003. Gross profit increased $2.1 million, or 96%, in 2004 compared to 2003. Gross margins improved to 14% for 2004 as compared to 8% for 2003. The improvement in gross margin is due to increased revenues, product compositions and manufacturing efficiencies, some of which are due to a transition of manufacturing to our facility in Taiwan.

          Development Stage Enterprise Group. As we had no sales by these entities, we had no gross margins were produced by these entities for 2004 and 2003.

     Operating Costs and Expenses

          Operating costs and expenses were $72.2 million, or 38% of revenues, for 2004, compared to $69.5 million, or 41% of revenues, for 2003. Operating costs and expenses increased $2.7 million, or 4%, for 2004 as compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $168,000, while 2003 included income from the recapture of accelerated deferred stock expense due to terminations that amounted to $7.3 million. These changes in deferred stock expense (i.e., the expense in 2004 compared to income reported in 2003) accounted for an increase in operating costs and expenses totaling $7.4 million. The increase in operating costs and expenses resulting from the changes in deferred stock expense was offset by cost savings efforts, including head count reductions and lower spending in product development and engineering, to align these costs with current operations.

          Networking Group. Operating costs and expenses for 2004 were $59.0 million, or 37% of revenues, compared to $52.9 million, or 37% of revenues, for 2003. Operating costs and expenses increased $6.1 million, or 12%, in 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $141,000, while 2003 included income from recapturing accelerated deferred stock expense due to terminations totaling $7.0 million. Changes in deferred stock expenses accounted for an increase in operating costs and expenses totaling $7.1 million. We decreased spending on product development and engineering during 2004, partially offset by increased efforts on selling and marketing in the Americas and in Europe.

          Optical Components Group. Operating costs and expenses for 2004 were $11.5 million, or 36% of revenues, compared to $10.9 million, or 39% of revenues, for 2003. Operating costs and expenses increased $616,000, or 6%, in 2004 compared to 2003. For 2004, operating costs and expenses include deferred stock expense that amounted to $27,000, while 2003 included income from recapturing accelerated deferred stock expense due to terminations totaling $278,000. Changes in deferred stock expenses accounted for $305,000, or half, of the increase in our operating costs and expenses. We attributed the remaining increase in our operating costs and expenses to increases in product development and engineering, partially offset by decreased expenses for selling, generally and administration.

          Development Stage Enterprise Group. Operating costs and expenses for 2004 were $1.6 million, compared to $5.7 million for 2003. Operating costs and expenses decreased $4.1 million, or 71%, in 2004 compared to 2003. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of head count reductions, to align these costs with current development activities.

     Operating Income (Loss)

          We reported an operating loss of $8.1 million, or 4% of revenues, for 2004 compared to $16.7 million, or 10% of revenues, for 2003. We reduced our operating loss by $8.6 million, or 52%, in 2004 compared to 2003. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our improvement in gross profit, primarily through our networking group.

          Networking Group. Our networking group reported operating income totaling $713,000 for 2004, compared to an operating loss of $2.3 million, or 2% of revenues, for 2003. This improvement is the result of our increased sales and gross margin partially offset by the reduction in income reported in 2003 resulting from the recapturing of deferred stock expense for terminated employees.

          Optical Components Group. Our optical components group reported an operating loss of $7.1 million, or 22% of revenues, for 2004, compared to $8.7 million, or 31% of revenues, for 2003. Our operating loss decreased by $1.5 million, or 18%, in 2004 compared to 2003. Our reduction in operating loss was the result of improved gross margin and the effect of our cost savings efforts to align these costs with current operations.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.6 million for 2004, compared to $5.7 million for 2003. Our operating loss decreased by $4.1 million, or 71%, in 2004 compared to 2003. The improvement is the result of a significant reduction in spending for operating costs and expenses.

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

     Recently Issued Accounting Pronouncements

          On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. Assuming this new standard is implemented as scheduled, we presently plan to adopt this new standard in the third quarter of 2005 and are currently evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

Liquidity and Capital Resources

          We had cash and cash equivalents of $66.4 million as of September 30, 2004, a decrease of $22.3 million from the cash and cash equivalents of $88.7 million as of December 31, 2003. The decrease in cash and cash equivalent is primarily the result of cash used in our operations, timing of cash collections from customers, cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates as of September 30, 2004 and December 31, 2003 our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our current debt position, which we define as all short-term and long-term obligations including our convertible notes due in June 2008 (in thousands):

	2004	2003
Cash
Cash and cash equivalents	$66,401	$88,706
Short-term marketable securities	6,531	5,221
Time deposits	1,124	1,411
Long-term marketable securities	1,676	1,705

	75,732	97,043
Debt
Current portion of long-term debt	89	204
5% convertible notes due 2008	23,000	23,000
Short-term obligations	5,089	2,701
Long-term debt	122	200

	28,300	26,105

Excess cash versus debt	$47,432	$70,938

Ratio of cash versus debt (1)	2.7 to 1	3.7 to 1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

          Our working capital as of September 30, 2004 was $104.2 million compared to $108.1 million as of December 31, 2003. Our ratio of current assets to current liabilities as of September 30, 2004 was 2.4 to 1.0 compared to 2.3 to 1.0 as of December 31, 2003. Fluctuations in our working capital are typical due to the timing of: shipments of our products to customers, payments by customers of their balances, receipt of inventories for our vendors and payments to our vendors for raw materials.

          Cash Flows Related to Operating Activities. Cash used in operating activities was $23.0 million for the nine months ended September 30, 2004. Cash used in operating activities is a result of our net operating loss of $11.6 million, adjusted for non-cash items such as depreciation and amortization, deferred stock expense, deferred income taxes and losses on the disposition of fixed assets. Decreased time deposits and other assets positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in accounts receivable and inventories and decreases in accounts payable, deferred revenue and other current liabilities. The increase in accounts receivables is due to a general increase in business worldwide. The increase in inventories results from an increases in FTTP products for future shipments, along with increases through out our networking group in response to an increase in business worldwide. Decreases in accounts payable are the result of the timing of payments to our vendors.

          Cash Flows Related to Investing Activities. Cash used in investing activities were $2.7 million for the nine months ended September 30, 2004, compared to cash provided by investing activities totaling $382,000 for the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2004 were primarily the result of the purchase of short-term marketable securities and capital expenditures. As of September 30, 2004, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturities of short-term and long-term marketable securities, partially offset by the cash used for capital expenditures and the purchase of a minority interest.

          Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $2.8 million for the nine months ended September 30, 2004, as compared to cash flows used in financing activities of $8.0 million for the nine months ended September 30, 2003. Cash provided by financing activities was primarily the result of our net borrowings of $2.2 million on our short-term and long-term obligations, partially offset by net proceeds from the exercise of employee stock options. Cash flows used in financing activities in 2003 represent the cash paid on borrowings, our final payment on our 5% convertible subordinated notes which came due in June 2003, proceeds form the issuance of 5% convertible notes due in June 2008 and the repurchase of our common stock.

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

     Contractual Cash Obligations

          The following table illustrates our total contractual cash obligations as of September 30, 2004 (in thousands):

Cash Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Short-term obligations	$5,089	$5,089	$—	$—	$—
Long-term debt	211	89	122	—	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	9,298	9,131	1	79	87
Operating leases	24,904	5,498	8,185	5,581	5,640

Total contractual cash obligations	$62,502	$19,807	$8,308	$28,660	$5,727

          Our total contractual cash obligations as of September 30, 2004, were $62.5 million, of which, $19.8 million were due by September 30, 2005. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues, which is further discussed below, and we expect that this will continue to be the case.

          We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. We are limited in the amount of debt financing we may obtain and the price per share of common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For a discussion of these limitations and other restrictions of our 5% convertible notes due June 2008, see the discussion under “Certain Risk Factors That Could Affect Future Results – Our 2003 Notes Provide For Various Events Of Default That Would Entitle The Holders To Require Us To Immediately Repay The Outstanding Principal Amount, Plus Accrued And Unpaid Interest, In Cash.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

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

Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

          Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.5% of the outstanding shares of our common stock on October 15, 2004 (or 8.7% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

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

We Face Risks From Our International Operations.

          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Nine Months Ended		Year Ended December 31,
	Sept. 30,	Sept 30,
	2004	2003	2003	2002	2001
Percentage of total revenue from foreign sales	76%	78%	78%	74%	67%

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

We May Suffer Losses As A Result Of Entering Into Fixed Price Contracts.

     From to time we enter into contracts with certain customers where the price we charge for particular products is fixed. Although our estimated production costs for these products is used to compute the fixed price for sale, if our actual production cost exceeds the estimated production cost due to our inability to obtain needed components timely or at all or for other reasons, we may incur a loss on the sale. Sales of material amounts of products on a fixed price basis where we have not accurately predicted the production costs could have a material adverse affect on our results of operations.

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

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected.

          We incurred net losses in 2001, 2002 and 2003, and our combined cash and short-term investments declined in each of those years as well. We also incurred net losses for the nine months ended September 30, 2004, and our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined at September 30, 2004 by approximately $21.3 million, or approximately 22%, since December 31, 2003. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. An inability to raise financial capital would limit our operating flexibility.

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

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2004.

MRV COMMUNICATIONS, INC
By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer