Form 10-K
period 2004-12-31
MRV COMMUNICATIONS INC
filed 2005-03-08
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

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

Registrant’s telephone number, including area code: (818) 773-0900

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.0017 par
value

(Title of class)

     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 9134 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

     Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter - $289,351,072 (As of June 30, 2004).

     Number of shares of common stock, $0.0017 par value, outstanding as of February 15, 2005 – 104,135,290.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MRV Communications, Inc.

Index to Form 10-K

For the fiscal year ended December 31, 2004

     As used in this Report, “we, “us,” “our,” “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

PART I

     This Annual Report on Form 10-K for the year ended December 31, 2004, (the “Form 10-K”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this introduction.

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

ITEM 1. BUSINESS

Overview

     We design, manufacture, sell, distribute, integrate and support communication equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, physical layer products and console management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. Our optical components group designs, manufactures and sells optical communications components, primarily through our wholly owned subsidiary LuminentOIC, Inc. These components include fiber optic transceivers for metropolitan, access and Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and network equipment and other products for the infrastructure of the Internet.

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

Industry Background

     Over the past decade, businesses, governments, educational institutions and other organizations have become increasingly reliant on communications networks and software applications as critical strategic assets. With the proliferation of Internet access to consumer households, communications networks have been expanded to deliver new services providing both internal and external connectivity. Productivity gains obtained by investments in network infrastructure have fueled the growth of the global economy. Increased demands for capacity in network infrastructure have resulted in greater bandwidth requirements and increased deployment of optical components and optical networks.

     In the late 1990’s and through 2000, our customers deployed a large volume of networking equipment in anticipation of high network traffic growth. During this period, we experienced a period of rapid revenue growth. Subsequent to 2000 the global economy entered a recessionary period and the demand for information technology products declined as telecommunications carriers and service providers, enterprise customers and governments reduced spending on technology. In particular these enterprises cut their IT budgets for networking equipment and optical components due to overcapacity as the anticipated increase in network growth in the years 2002 through 2003 did not materialize. We believe this phenomenon adversely affected demand for our products and made it more difficult to accurately forecast demand for network equipment and optical components.

Products and Services

     We provide integrated, secure network equipment and services to connect data, voice and/or video (both analog and digital), within single buildings, across private networks located in multiple buildings such as college or campus environments (“campus networks”) and in metropolitan areas. At the access point to the network, we provide standard-based products, including Ethernet connectivity over telephone wires. Access speeds (data rates) vary, scaling up to Gigabits-per-second (“Gbps”), and providing security features such as intrusion control and traffic rate control. Our products aggregate network traffic using standard protocols to interconnect high-speed networks. Additional features enable new services such as virtual private networks (“VPN”), permitting remote private network access over the Internet and quality of service (“QoS”), permitting the ability to deliver time-sensitive data, control the bandwidth, set priorities for specific network traffic and provide an appropriate level of security. For campus networks and metropolitan networks, where fiber optic cabling is not available, or cannot easily be deployed, we provide point-to-point connectivity using free-space optics (“FSO”) technology, a line-of-sight technology that uses lasers to provide optical bandwidth connections that can send and receive voice, video, and data information on invisible beams of light. These products can be deployed quickly carrying network traffic from building to building without digging up the street to install fiber optic cabling, or can be used in disaster recovery and back-up applications. We also provide wave division multiplexing (“WDM”) technology to expand the capacity of existing fiber optic infrastructure by enabling simultaneous transmission of information over multiple wavelengths on the same fiber optic strand. In addition, we provide network management systems that allow users and network administrators to control remote network elements, including network equipment, temperature and alarm sensors and power supply.

     Our offerings fall into several product groups. For revenue breakdown by product group, please see Note 16, “Segment Reporting” included in the “Notes to Financial Statements” appearing elsewhere in this Form 10-K our product groups include:

     Physical Layer Products - Optical Connectivity. Cabling and network transmission equipment constitute the physical infrastructure, which is essential for computer connectivity, telephony systems and video distribution. We provide a broad range of connectivity products for copper-to-fiber media conversion, signal repeating, and fiber-optimization, including WDM systems and FSO. Like fiber optic cable, FSO communications systems use lasers and light from LEDs to transmit a digital signal between two transceivers. However, unlike fiber, light is transmitted through the air (free-space) instead of through a glass strand.

     We also offer both coarse wave division multiplexing (“CWDM”) and dense wave division multiplexing (“DWDM”) systems. CWDM and DWDM use a technology that puts data from different sources together on an optical fiber, with each signal carrier at the same time on its own separate light wavelength. CWDM combines up to 16 wavelengths onto a single fiber. DWDM combines up to 64 wavelengths onto a single fiber. We also provide network access technology for data and voice over standard telephone wire. This includes long range Ethernet, and voice-over-Ethernet products for converged voice and data networks.

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

     Console Management. Our console management products allow network managers to manage, monitor and control, from a central point, the real-time elements such as temperature, humidity, electrical power and the status of other equipment that exist in the network at a remotely located network.

     We also provide a network management system (“NMS”) with comprehensive management and control for our products as well as other vendors’ products. Our NMS combines complete end-to-end network viewing and performance monitoring with network configuration and fault management including automatic detection and monitoring of devices from other vendors.

     Other Networking Products. We provide networking products for aerospace, defense and other applications including voice and cellular communication. Our aerospace and defense networks apply real-time data acquisition technology allowing high-speed, packet-by-packet transaction processing for flight test validation and simulation systems. These products provide in-flight parameter recording systems in military and commercial aircrafts. We also provide ground test systems as well as protocol analyzers and network performance-testing equipment. In addition, we provide networking data test equipment and a multi-service computing platform for wireless cellular telephony.

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

     Optical Components. We design, manufacture and sell optical communications components. LuminentOIC offers a broad product portfolio in transceivers, FTTP/EFM (Ethernet in the First Mile) applications, CWDM/DWDM systems, and discrete active components. Products in the transceiver product line for access to metropolitan networks support Gigabit Ethernet, SONET/SDH (an acronym for “Synchronous Optical Network/Synchronous Digital Hierarchy”) and Fibre Channel protocols, and span a complete set of data rates, power levels, and form factors. The breadth of this product line ranges from mass volume, critically low cost transceivers to small form factor pluggable (SFP) transceivers for high end metropolitan access network applications. The FTTP product line offers products for multiplexing video and bi-directional data over single fibers, providing for superior video quality with high data throughput. The FTTP/EFM products include bi-directional transceivers and integrated triplexer subsystems, integrating voice, video, and data in a single managed transceiver. Offerings in CWDM/DWDM include an extensive set of wavelengths covering a full 18-wavelength CWDM/ 64 wavelength DWDM system in a number of transceiver or discrete laser form factors.

Sales and Marketing

     We employ various methods, such as public relations, advertising, and trade shows in an effort to build awareness of our products as well as establishing our brand name, MRV. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities focused around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media, and attendance at various trade shows throughout the year, both in the United States and internationally.

   Worldwide Sales

     Our worldwide sales and marketing organization, at December 31, 2004, consisted of approximately 300 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries and sell our products and services both directly and through channel partners with support from their sales force. Our channel partners include distributors, value-added resellers, and system integrators. We conduct international operations in branch offices located in Argentina, Belgium, Brazil, China, Denmark, Finland, France, Germany, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our international field offices are involved in the sales and distribution of our products and provide system installation, technical support, and follow-up services to end users of our products.

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

     No single customer accounted for more than 10% of our revenue or accounts receivable as of December 31, 2004 or for any of the three years in the period ended December 31, 2004.

   Markets Served

     We primarily serve the following markets:

     Enterprise Market. We provide both optical transport and Ethernet access equipment, including switching and routing for inter-building and intra-building networking through our optical and free-space optics connectivity equipment (inter-building) and our Ethernet access equipment (intra-building). We also provide data-center management services, and our console management products manage large enterprise data centers.

     Telecommunication Carrier and Service Provider Markets. We provide both optical transport and Ethernet access equipment, including switching and routing to regional and national telecommunication carriers and service providers.

     Vertical and Regional Markets. For certain products, we focus on vertical markets, including defense and aerospace.

     Optical Components. Our optical components are designed for use by original equipment manufacturers (“OEMs”) or end-users that employ our components for optical interfaces on communications equipment. Markets served by these systems vendors include multiple building private networks, or campus networks, as well as metropolitan and access markets including the FTTP market. We also sell components to other optical components vendors.

Competition

     The communications equipment and optical component industries are intensely competitive. We compete directly with a number of established and emerging networking and optical components companies.

     Direct competitors in networking products, switches and routers generally include ADVA Optical Networks, Alcatel, Allied Telesyn, Ciena, Cisco Systems, Enterasys Networks, Extreme Networks, Foundry Networks, Lucent Technologies, Nortel Networks and Riverstone Networks. Our competitors in fiber optic components include Agilent Technologies, Avanex, Bookham Technology, Finisar, Fujitsu, Infineon AG, JDS Uniphase, Optical Communication Products, Sumitomo, TriQuint Semiconductor and Tyco International. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have partnered with other vendors in an effort to enhance our overall capability in providing products and services.

We believe the principal competitive factors in the markets in which we compete include:

-	Product performance, features, quality and price;

-	A comprehensive range of complementary products and services;

-	Customer service and technical support;

-	Lead and delivery times;

-	Timeliness of new products introductions;

-	Global presence, including distribution network;

-	Conformance to standards; and

-	Brand name.

     Recent consolidation is likely to permit various of our competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed customer bases. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors.

Product Development and Engineering

     We believe that in order to maintain our technological competitiveness and to better serve our customers, we must enhance our existing products and continue to develop new products. Accordingly, we focus a significant amount of resources on product development and engineering.

     Our product development and engineering expenses were $24.9 million, $31.0 million and $49.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Details regarding product development and engineering expenses by segments follow.

     Networking Group. Product development and engineering expenses from our networking group were $16.2 million, $18.4 million and $21.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. In the year ended December 31, 2003, these expenses were offset by income from recapturing accelerated deferred stock expense due to terminations that amounted to $488,000, while in years ended December 31, 2004 and 2002 these expenses include deferred stock expense totaling $79,000 and $2.1 million, respectively.

     Optical Components Group. Product development and engineering expenses from our optical components group were $7.2 million, $6.9 million and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. These expenses include income from recapturing accelerated deferred stock expense due to terminations that amounted to $1.6 million for the year ended December 31, 2002.

     Development Stage Enterprise Group. Product development and engineering expenses from our development stage enterprise group were $1.5 million, $5.7 million and $17.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Manufacturing

     We outsource our board-level assembly and on some occasions, complete turnkey production to independent contract manufacturers for our networking products, which include switches and routers, remote device management products and networking physical infrastructure equipment. Outsourcing, we believe, allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. Our in-house manufacturing operations primarily perform the functions of materials management, and, in an effort to ensure quality and reliabity, quality assurance, equipment burn-in (testing new equipment by turning the power on), as well as inspection and final testing. Our manufacturing processes and procedures are generally ISO 9000 certified and so are those of our vendors.

     Our optical components are designed and manufactured in our ISO 9001 certified manufacturing and production facilities in California and Taiwan. LuminentOIC remains one of a handful of vendors in the fiber optics industry with in-house epitaxial crystal growth and device fabrication capabilities, enabling a broad portfolio of products from discrete components to managed integrated transceivers. LuminentOIC utilizes advanced metal organic chemical vapor deposition (MOCVD) laser growth process to produce high caliber distributed feedback (DFB) and fabry perot (FP) laser diodes. Vertical integration enables us to deliver high quality, advanced fiber optic components at lower cost. LuminentOIC has developed and acquired the sophisticated equipment required for evaluating and characterizing products to seek to ensure that quality levels are maintained. Comprehensive in-line quality control is incorporated throughout the mass production process. All devices produced at LuminentOIC are designed to comply with Telcordia GR-468-CORE standards. In addition, LuminentOIC has been certified under TL9000, ISO9001, ISO14001, TUV and CSA.

   Components

     We utilize a wide variety of components, supplies and products from a substantial number of vendors around the world. Certain of our products rely on a single or limited number of suppliers, although we seek to locate alternative sources if the need arises. The failure of delivery by our vendors in a timely manner of critical components could adversely affect our business. For a discussion of the risks associated with suppliers, please see the portion of this Form 10-K entitled “Risk Factors,” including but not limited to the risk factor entitled, “We May Lose Sales if Suppliers of Critical Components and Products Fail to Meet Our Needs.”

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

Employees

     As of December 31, 2004, we employed a total of approximately 1,330 full-time employees compared with approximately 1,250 at December 31, 2003. Of these 1,330 employees, approximately 675 are in manufacturing, 190 in product development and engineering and 465 in sales, marketing and general administration. Approximately 925 employees are in locations outside the United States. None of our employees are represented by a union or governed by a collective bargaining agreement, and we believe our employee relationships are satisfactory. We also believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. The risks associated with dependence on qualified personnel are more fully discussed in the “Risk Factors” section contained in Item 1 of this Form 10-K.

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

     We reported losses for the years ended December 31, 2004, 2003 and 2002 and have not achieved profitability for a full year since 1997. While we were profitable in the fourth quarter of the year ended December 31, 2004, we anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.

Cost Containment Is Critical To Achieving Positive Cash Flow From Operations And Profitability Consistently.

     We are continuing efforts at strict cost containment and believe that such efforts are essential to achieving positive cash flow from operations in future quarters and maintaining profitability on a consistent basis, especially since the outlook for future quarters is subject to numerous challenges. Additional measures to contain costs and reduce expenses may be undertaken if revenues do not continue to improve. A number of factors could preclude us from consistently bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and the deterioration of our revenues. If we are not able to maintain an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.

Our Business And Future Operating Results Are Subject To A Wide Range Of Uncertainties Arising Out Of The Continuing Threat Of Terrorist Attacks And Ongoing Military Action In The Middle East

     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

-	increased risks related to the operations of our manufacturing facilities in China;

-	greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

-	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical and other employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

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

     On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:

-	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

-	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

-	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

-	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

-	we fail to deliver shares of our common stock to the holder within 12 business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

-	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within 10 days;

-	failure by us for 10 days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to

o	incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

o	repurchase our common stock for an aggregate amount in excess of $5.0 million; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

o	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;

-	we breach provisions of the 2003 Notes prohibiting us from either issuing

o	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

o	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;

-	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

-	we become bankrupt or insolvent.

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

Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

     Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.5% of the outstanding shares of our common stock on February 15, 2005 (or 8.7% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

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

     Greater concentration of purchasing power and decreased demand for communications networking products and optical components in recent years have resulted in increased competitive pressures. We expect aggressive competitive tactics to continue, and perhaps become more severe. These tactics include:

-	intense price competition in sales of new equipment, resulting in lower profit margins;

-	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

-	early announcements of competing products and other extensive marketing efforts;

-	customer financing assistance;

-	marketing and advertising assistance; and

-	intellectual property disputes.

     Tactics such as those described above can be particularly effective in a concentrated base of potential customers such as communications service providers. Our service provider customers are under increasing competitive pressure to deliver their services at the lowest possible cost. This pressure may result in the pricing of communications networking equipment becoming a more important factor in customer decisions. This may favor larger competitors that can spread the effect of price discounts across a larger array of products and services and across a larger customer base than ours. If we are unable to offset any reductions in the average sales price for our products by a reduction in the cost of our products, our gross profit margins will be adversely affected. Our inability to compete successfully and maintain our gross profit margins would harm our business, financial condition and results of operations.

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

We Face Risks From Our International Operations.

     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

Year ended December 31:	2004	2003	2002

Percentage of total revenue from foreign sales	77%	78%	74%

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

We May Suffer Losses As A Result Of Entering Into Fixed Price Contracts.

     From time to time we enter into contracts with certain customers where the price we charge for particular products is fixed. Although our estimated production costs for these products is used to compute the fixed price for sale, if our actual production cost exceeds the estimated production cost due to our inability to obtain needed components timely or at all or for other reasons, we may incur a loss on the sale. Sales of material amounts of products on a fixed price basis where we have not accurately predicted the production costs could have a material adverse affect on our results of operations.

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

     From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. Over the years, we have received notices from third parties alleging possible infringement of patents with respect to certain features of our products or our manufacturing processes and in connection with these notices have been involved in discussions with the claimants, including IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation and Finisar. To date, our aggregate revenues potentially subject to the foregoing claims have not been material. However, these or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

     Our corporate headquarters are located in the San Fernando Valley of Southern California and some of our manufacturing facilities are located in Southern California and Taiwan. Historically, these regions have been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economies and posed physical risks to our property.

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

Legislative Actions, Higher Insurance Costs And Potential New Accounting Pronouncements Are Likely To Impact Our Future Financial Position And Results Of Operations And In The Case Of FASB’s New Pronouncement Regarding The Expensing Of Stock Options Will Adversely Impact Our Financial Results.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. The Financial Accounting Standards Board’s recent change to mandate the expensing of stock options will require us to record charges to earnings for stock option grants to employees and directors and will adversely affect our financial results after we implement the new pronouncement, which we expect will be in the third quarter of 2005.

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

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected.

     We incurred net losses in 2004, 2003 and 2002, and our combined cash and short-term investments declined in each of those years as well. Our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined at December 31, 2004 by approximately $11.9 million, or approximately 12%, since December 31, 2003. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. An inability to raise financial capital would limit our operating flexibility.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Form 10-K and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including the risks faced by us described above and elsewhere in this Form 10-K.

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, product development and engineering and manufacturing facility is located in Chatsworth, California. The table below lists the locations, square footage and expiration dates of our principal owned and leased facilities used for our major operations.

Location		Square Feet	Lease Expiration	Purpose

Chatsworth, CA	USA	13,300	3/31/2007	Administration
Chatsworth, CA	USA	22,200	12/31/2005	Manufacturing and product development
Chatsworth, CA	USA	49,920	7/14/2014	Administration, product development, manufacturing and sales
Chatsworth, CA	USA	17,710	2/28/2006	Manufacturing and product development
Littleton, MA	USA	54,411	2/28/2015	Administration, product development, manufacturing and sales
Hsinchu	Taiwan	81,861	12/31/2005	Administration, product development, manufacturing and sales
Geneva	Switzerland	29,428	12/31/2010	Administration, product development, manufacturing and sales
Zurich	Switzerland	9,343	3/31/2013	Administration and sales
Stockholm	Sweden	48,825	6/30/2006	Administration and sales
Oslo	Norway	6,986	6/30/2005	Administration and distribution
Milan	Italy	7,535	Owned	Administration and distribution
Milan	Italy	9,688	Owned	Administration and distribution
Milan	Italy	9,688	6/30/2010	Administration and distribution
Milan	Italy	5,382	11/28/2006	Administration and distribution
Milan	Italy	8,611	Owned	Administration and distribution
Rome	Italy	6,512	1/31/2009	Administration and distribution
Yokneam	Israel	26,910	8/31/2005	Administration, product development, manufacturing and sales
Yokneam	Israel	19,526	12/31/2007	Administration, product development, manufacturing and sales
Yokneam	Israel	7,202	12/31/2007	Administration, product development, manufacturing and sales
Frankfurt	Germany	6,512	7/31/2011	Administration and sales
Gif Sur Yvette	France	17,222	Owned	Administration and distribution

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 15, 2004, we held our Annual Meeting of Stockholders at which, among other things, the Company’s entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

	Number of Votes:	For	Against or Withheld

Noam Lotan		93,528,937	626,034
Shlomo Margalit		93,534,998	619,973
Igal Shidlovsky		93,449,710	705,261
Guenter Jaensch		93,493,219	661,752
Daniel Tsui		93,498,469	656,502
Baruch Fischer		93,530,965	624,406

     The other matter voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, was as follows:

		Number of Votes
Proposal	For	Against	Abstained

To ratify the selection of Ernst & Young LLP as	93,358,644	744,438	51,889
independent auditors for the Company for the fiscal year ending December 31,2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

     Our common stock, $0.0017 par value, is traded on the Nasdaq National Market under the symbol “MRVC.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock, as reported on the Nasdaq National Market, giving effect to all stock splits through the date hereof.

	High	Low

Fiscal Year Ended December 31, 2004
First Quarter	$4.96	$2.78
Second Quarter	$3.48	$2.17
Third Quarter	$3.02	$2.22
Fourth Quarter	$4.06	$2.62

Fiscal Year Ended December 31, 2003
First Quarter	$1.48	$1.02
Second Quarter	$2.62	$1.11
Third Quarter	$3.40	$1.82
Fourth Quarter	$4.05	$2.95

     As of February 15, 2005, we had approximately 2,986 common stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

          The following selected Statement of Operations data for each of the three years in the period ended December 31, 2004 and the Balance Sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected Statement of Operations data for each of the two years in the period ended December 31, 2001 and the Balance Sheet data as of December 31, 2002, 2001 and 2000 were derived from our audited financial statements, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

For the year ended December 31:	2004	2003	2002	2001	2000

Statement of Operations Data:

Revenue	$271,658	$238,983	$252,532	$332,844	$319,394
Cost of goods sold	179,780	164,893	169,566	267,389	203,371

Gross profit	91,878	74,090	82,966	65,455	116,023

Operating costs and expenses:
Product development and engineering	24,949	30,972	49,358	94,813	74,078
Selling, general and administrative	74,083	62,868	90,047	164,785	124,700
Amortization of intangibles	34	33	140	126,484	66,814
Impairment of goodwill and other intangibles	—	356	72,697	—	—
Impairment of long-lived assets	—	—	17,038	—	—

Total operating costs and expenses	99,066	94,229	229,280	386,082	265,592

Operating loss	(7,188)	(20,139)	(146,314)	(320,627)	(149,569)

Other expense, net	456	6,438	23,695	11,200	8,782

Loss before provision (benefit) for taxes, extraordinary gain and cumulative effect of an accounting change	(7,644)	(26,577)	(170,009)	(331,827)	(158,351)

Provision (benefit) for taxes	3,036	2,361	13,395	4,475	(5,398)

Loss before extraordinary gain and cumulative effect of an accounting change	(10,680)	(28,938)	(183,404)	(336,302)	(152,953)

Extraordinary gain, net of tax	—	1,950	—	9,949	—
Cumulative effect of an accounting change	—	—	(296,355)	—	—

Net loss	$(10,680)	$(26,988)	$(479,759)	$(326,353)	$(152,953)

Basic and diluted loss per share	$(0.10)	$(0.26)	$(5.25)	$(4.27)	$(2.33)

Basic and diluted weighted average shares outstanding	104,793	102,022	91,421	76,369	65,669

At December 31:	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and cash equivalents	$77,226	$87,602	$99,445	$164,676	$210,080
Working capital	113,995	108,051	91,188	175,966	366,752
Total assets	272,078	272,684	302,980	887,260	1,097,621
Total long-term liabilities	28,663	27,415	4,056	102,254	154,504
Stockholder’s equity	135,559	140,128	154,476	584,676	781,555

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

Overview

          We design, manufacture, sell, distribute, integrate and support communication equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, physical layer products and console management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. Our optical components group designs, manufactures and sells optical communications components, primarily through our wholly owned subsidiary LuminentOIC, Inc. These components include fiber optic transceivers for metropolitan, access and Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

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

          We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return, except on rare occasions in which event our accounting is as described below. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and have historically been insignificant. We do not recognize such sales until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one to two year periods. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Our operating costs and expenses generally consist of product development and engineering costs, or R&D, selling, general and administrative costs, or SG&A, and other operating related costs and expenses.

          We divide and operate our business on the basis of our three principal segments. We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statement of Operations data below operating income (expense). The networking and optical components groups account for virtually all of our overall revenue.

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the years ended December 31, 2004, 2003 and 2002, foreign revenues constituted 77%, 78% and 74%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

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

          Revenue Recognition. We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one to two year periods. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of: fiber optic components; switches and routers; console management products; and physical layer products.

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

Currency Rate Fluctuations

          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. During 2004, we conducted a significant portion of our business in foreign currencies, including the Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. At December 31, 2004, currency changes resulted in assets, liabilities, revenues and expenses being translated into more U.S. dollars than at December 31, 2003. The U.S. dollar weakened 9% compared to the Euro and Swedish Krona, 8% compared to the Swiss Franc and 3% compared to the Taiwan dollar during the year ended December 31, 2004. The Euro, the Swedish Krona and the Swiss Franc primarily impact our networking business, while the Taiwan dollar affects our optical components business. However, because we have revenues and expenses in each of these foreign currencies, the effect on our results of operations from currency fluctuations is reduced. We do not regularly attempt to reduce our currency risks through hedging instruments, however, we may do so in the future.

Management Discussion Snapshot

          The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

	2004		2003		2002
For the year ended December 31,	$	%	$	%	$	%

Revenue (1)	$271,658	100%	$238,983	100%	$252,532	100%

Networking group	227,192	84	202,399	85	185,662	74
Optical components group	46,431	17	38,790	16	67,284	27

Gross margin (2)	91,878	34	74,090	31	82,966	33

Networking group	85,405	38	70,839	35	67,453	36
Optical components group	6,473	14	3,251	8	16,341	24

Operating costs and expenses (2)	99,066	36	94,229	39	229,280	91

Networking group	80,659	36	73,046	36	126,217	68
Optical components group	16,313	35	14,363	37	78,996	117
Development stage enterprise group	2,094	NM	6,820	NM	24,067	NM

Operating income (loss) (2)	(7,188)	(3)	(20,139)	(8)	(146,314)	(58)

Networking group	4,746	2	(2,207)	(1)	(58,764)	(32)
Optical components group	(9,840)	(21)	(11,112)	(29)	(62,655)	(93)
Development stage enterprise group	(2,094)	NM	(6,820)	NM	(24,067)	NM

NM – not meaningful

(1)   Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)   Statement of Operations data express percentages as a percentage of revenue. Statement of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the Development stage enterprise group in 2004 or 2003.

          The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Year Ended December 31, 2004 (“2004”) Compared
To Year Ended December 31, 2003 (“2003”)

     Revenue

					% Change
					Constant
For the year ended December 31:	2004	2003	$ Change	% Change	Currency (2)

Networking group	$227,192	$202,399	$24,793	12%	5%
Optical components group	46,431	38,790	7,641	20	18
Development stage enterprise group	—	—	—	0	0

	273,623	241,189	32,434	13	7
Adjustments (1)	(1,965)	(2,206)	241	(11)	(11)

Total	$271,658	$238,983	$32,675	14	7

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Revenues for 2004 increased $32.7 million, or 14%, to $271.7 million from $239.0 million for 2003. We realized increases in revenues from sales of all of our product lines. The weakening of the U.S. dollar during the year compared with certain European currencies, in which we do business, contributed $16 million to the year-over-year increase in revenues. On a constant currency basis, revenues increased 7%. In absolute dollars, sales of our fiber optic components and switches and routers generated the strongest product line growth. Our console management products also reported strong growth with an increase of 24% year-over-year. Geographically, revenues increased 24% in the Americas. We attribute the increase in our revenues in the Americas to initial shipments of FTTP products for early deployments. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services currently offered by telecommunication providers. FTTP will allow these providers to offer superior services at very competitive prices. Shipments of FTTP products for 2004 totaled approximately $24 million ($17 million was generated in the last half of 2004). Recent announcements suggest that FTTP deployments in North America are expected to make services available to at least one million residential homes by the end of the year; however the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow in 2005 and beyond. However, this forward looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required.

          For 2004, 46% of our revenues were generated from the sale of third-party products through our system integration and distribution offices as compared to 48% of our revenues in 2003. Revenues generated from internally produced products increased $21.3 million during 2004.

          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $24.8 million, or 12%, to $227.2 million for 2004 as compared to $202.4 million for 2003. The increase is due to increases in sales of all of our networking products. Sales of our console management products, other networking products and switches and routers generated the largest percentage gains year-over-year. The effect of currency fluctuations contributed $15 million to the year-over-year increase in revenues. On a constant currency basis, revenues increased 5%. External revenues generated from the sales of console management products increased $3.9 million, or 24%, to $20.6 million for 2004 compared to $16.6 million for 2003. External revenues generated from the sales of our other networking products increased $6.4 million, or 20%, to $38.7 million for 2004 compared to $32.3 million for 2003. External revenues generated from the sales of our switches and routers increased $8.2 million, or 13%, to $72.2 million for 2004 compared to $64.0 million for 2003.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group increased $7.6 million, or 20%, to $46.4 million for 2004 as compared to $38.8 million for 2003. We attribute the increase in optical components revenue to initial shipments of FTTP components for North American deployments, which generated revenues totaling $24 million in 2004 ($17 million was generated in the last half of 2004). Additionally, shipments of FTTP products were the primary catalyst for our increase in sales in the Americas. The effect of currency fluctuations contributed $1 million to the year-over-year increase in revenues. On a constant currency basis, revenues increased 18%.

          Development Stage Enterprise Group. No revenues were generated by these entities for 2004 and 2003.

     Gross Profit

					% Change
					Constant
For the year ended December 31:	2004	2003	$ Change	% Change	Currency (1)

Networking group	$85,405	$70,839	$14,566	21%	15%
Optical components group	6,473	3,251	3,222	99	93
Development stage enterprise group	—	—	—	—	—

Total	$91,878	$74,090	$17,788	24	18

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Gross profit for 2004 was $91.9 million, compared to gross profit of $74.1 million for 2003. Gross profit increased $17.8 million, or 24%, in 2004 compared to 2003. Our gross margin for 2004 improved to 34% compared to 31% for 2003, representing year-over-year improvement of $14.6 million, or 21%. The increase in gross profit is the result of the increase in revenue and the composition of product sales, primarily the increase in internally produced products. Revenues generated from internally produced products increased $21.3 million during 2004, which generate gross margins at rates higher than our company-wide averages. The effect of currency fluctuations also contributed $4 million to the year-over-year increase in gross profit. On a constant currency basis, gross profit increased 18%.

          Networking Group. Gross profit for our networking group was $85.4 million for 2004 compared to $70.8 million for 2003. Gross margins improved to 38% for 2004, compared to gross margin of 35% for 2003. We attribute the improvement in gross margin during 2004 to the composition of our product revenue, specifically the increase in sales of our internally produced products. Gross margins generated from these product sales are at rates higher than our company-wide averages. The effect of currency fluctuations also contributed $4 million to the year-over-year increase in gross profit. On a constant currency basis, gross profit increased 15%.

          Optical Components Group. Gross profit for 2004 was $6.5 million, compared to $3.3 million for 2003, an improvement of $3.2 million, primarily as a result of the increase in FTTP sales. Gross margins improved to 14% for 2004, compared to gross margin of 8% for 2003. The improvement in gross margin for 2004 is attributed to the increase in product sales, including the contribution from the initial shipments of FTTP products for early deployments. Gross margins are expected to continue to improve as a result of anticipated operational efficiencies and economies of scale. We continued transitioning volume manufacturing to our Taiwanese optical components facility which resulted in significant savings in direct labor in the fourth quarter of 2004 compared to the third quarter of 2004. Further, we began to realize efficiencies in material costs due to increased volumes and purchasing power. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.

          Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were produced by these entities for 2004 and 2003.

     Operating Costs and Expenses

					% Change
					Constant
For the year ended December 31:	2004	2003	$ Change	% Change	Currency (1)

Networking group	$80,659	$73,046	$7,613	10%	7%
Optical components group	16,313	14,363	1,950	14	12
Development stage enterprise group	2,094	6,820	(4,726)	(69)	(69)

Total	$99,066	$94,229	$4,837	5	2

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Operating costs and expenses were $99.1 million, or 36% of revenues, for 2004, compared to $94.2 million, or 39% of revenues, for 2003. Operating costs and expenses increased $4.8 million, or 5%, in 2004 compared to 2003. For 2004, operating costs and expenses included deferred stock expense totaling $168,000, while 2003 included income from recapturing accelerated deferred stock expense due to terminations that amounted to $7.0 million . These changes in deferred stock expense (i.e., expense in 2004 compared to income reported in 2003) accounted for an increase in operating costs and expenses totaling $7.2 million. The effect of currency fluctuations contributed $3 million to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses increased 2%. The increase in operating costs and expenses resulting from the changes in deferred stock expense and foreign currency exchange rates was offset by cost savings efforts, including head count reductions and lower spending in product development and engineering.

          Networking Group. Operating costs and expenses for 2004 were $80.7 million, or 36% of revenues, compared to $73.0 million, or 36% of revenues, for 2003. Operating costs and expenses increased $7.6 million, or 10%, in 2004 compared to 2003. For 2004, operating costs and expenses included deferred stock expense totaling $141,000, while 2003 included income from recapturing accelerated deferred stock expense due to terminations that amounted to $6.7 million. Changes in deferred stock expenses accounted for an increase in our operating costs and expenses of $6.9 million. The effect of currency fluctuations contributed $3 million to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses increased 7%. For 2004, we also experienced additional sales and marketing expenses associated with higher revenues, such as sales commissions. These increases were partially offset by reductions in our product development and engineering expenses as we continue to focus our efforts on strategic high-growth, high-return markets.

          Optical Components Group. Operating costs and expenses for 2004 were $16.3 million, or 35% of revenues, compared to $14.4 million, or 37% of revenues, for 2003. Operating costs and expenses increased $2.0 million, or 14%, in 2004 compared to 2003. We attributed the increase in our operating costs and expenses to an increase in selling, general and administrative expenses in conjunction with the improvement in our optical components business. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in operating costs and expenses in absolute dollars.

          Development Stage Enterprise Group. Operating costs and expenses for 2004 were $2.1 million, compared to $6.8 million for 2003. Operating costs and expenses decreased $4.7 million, or 69%, in 2004 compared to 2003. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant head count reductions to align these costs with current development activities.

     Operating Income (Loss)

					% Change
					Constant
For the year ended December 31:	2004	2003	$ Change	% Change	Currency (1)

Networking group	$4,746	$(2,207)	$6,953	(315)%	(251)%
Optical components group	(9,840)	(11,112)	1,272	(11)	(11)
Development stage enterprise group	(2,094)	(6,820)	4,726	(69)	(69)

Total	$(7,188)	$(20,139)	$12,951	(64)	(57)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          We reported an operating loss of $7.2 million, or 3% of revenues, for 2004 compared to $20.1 million, or 8% of revenues, for 2003. We reduced our operating loss by $13.0 million, or 64%, in 2004 compared to 2003. This improvement is the result of our cost reduction efforts and the realignment of our costs and expenses with current operations along with our overall increase in sales and gross profit, primarily through our networking group. The effect of currency fluctuations contributed $1 million to the year-over-year improvement in our operating loss. On a constant currency basis, our operating loss improved 57%.

          Networking Group. Our networking group reported operating income totaling $4.7 million, or 2% of revenues, for 2004, compared to an operating loss of $2.2 million, or 1% of revenues, for 2003, an improvement of $7.0 million. This improvement is the result of our increased sales and gross profit, partially offset by changes in deferred stock expense and increase sales and marketing expenses. The effect of currency fluctuations contributed $1 million to the year-over-year increase in our operating income.

          Optical Components Group. Our optical components group reported an operating loss of $9.8 million, or 21% of revenues, for 2004, compared to $11.1 million, or 29% of revenues, for 2003. Our operating loss improved $1.3 million, or 11%, in 2004 compared to 2003. Our reduction in operating loss was the result of improved sales and gross profit, partially offset by increases in operating costs and expenses resulting. The effect of currency fluctuations did not have a significant impact on the year-over-year improvement in our operating loss in absolute dollars.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $2.1 million for 2004, compared to $6.8 million for 2003. Our operating loss improved $4.7 million, or 69%, in 2004 compared to 2003. The improvement is the result of a significant reduction in spending for operating costs and expenses.

     Interest Expense And Other Income (Expense), Net

          Interest expense was $3.1 million and $3.2 million for 2004 and 2003, respectively. Other income (expense), net principally includes interest income on cash and investments. During 2004, other income (expense), net includes a gain on the sale of an investment totaling $2.0 million. During 2003, we retired $5.9 million principal amount of our 1998 Notes in exchange for the issuance of 4.2 million shares of our common stock to the holders of these notes. As a result of this exchange, we recognized a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes.

     Provision For Taxes

          The provision for income taxes for 2004, principally foreign taxes, was $3.0 million, compared to $2.4 million for 2003. The increase in tax expense in 2004 versus 2003 was primarily due to increases in income in various jurisdictions where we pay income tax. During 2004, we recorded an additional valuation allowance against additional deferred income tax assets, principally domestic net operating losses and unrealized tax credits.

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

          For 2003, 48% of our revenues were generated from the sale of third-party products through our system integration and distribution offices, as compared to 39% during 2002. Our revenues by segments for 2003 and 2002 were as follows (in thousands):

For the year ended December 31:	2003	2002	$ Change	% Change

Networking group	$202,399	$185,662	$16,737	9%
Optical components group	38,790	67,284	(28,494)	(42)%
Development stage enterprise group	—	—	—	0%

	241,189	252,946	(11,757)	(5)%
Adjustments (1)	(2,206)	(414)	(1,792)	433%

Total	$238,983	$252,532	$(13,549)	(5)%

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

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

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group decreased $28.5 million, or 42%, to $38.8 million for 2003 as compared to $67.3 million for 2002. We attribute the decrease in optical components revenue to the current slowdown in telecommunications spending for optical components. External revenues generated from optical passive components decreased $13.9 million, or 48%, to $14.9 million for 2003 as compared to $28.7 million for 2002. The decrease in revenues from sales of optical passive components is primarily due to the loss of revenues from our divestiture of FOCI and QOI in October 2002 that amounted to $17.0 million in 2002, in addition to decreases in our sales of these components through our remaining offices. External revenue generated from optical active components decreased $12.3 million, or 24%, to $39.0 million for 2003 as compared to $51.3 million for 2002. We attribute the decrease in revenues from optical active components to a sector-wide oversupply, which has adversely impacted the average selling prices of these components.

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

     Interest Expense and Other Income (Expense), Net

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

          During 2003, other income (expense), net totaling $3.3 million, represented our loss on the extinguishment of debt, partially offset by interest income on cash and investments. Interest expense was $3.2 million and $6.0 million for 2003 and 2002, respectively. We account for certain unconsolidated subsidiaries using the cost and equity methods. During 2002, we impaired $11.7 million on our investments in these subsidiaries along with $4.3 million from our share of losses from our equity method investments. For 2002, we recognized $3.2 million in interest expense associated with the termination of our interest rate swap.

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

Recently Issued Accounting Standards

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on the financial condition, the results of operations or liquidity.

          On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005, the beginning of our third quarter of 2005. We are currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

          We had cash and cash equivalents of $77.2 million as of December 31, 2004, a decrease of $10.4 million from the cash and cash equivalents of $87.6 million as of December 31, 2003. The decrease in cash and cash equivalent is primarily the result of cash used in our operations, timing of cash collections from customers, cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (in thousands):

At December 31:	2004	2003 (1)

Cash
Cash and cash equivalents	$77,226	$87,602
Short-term marketable securities	3,395	5,221
Time deposits	1,559	1,411
Long-term marketable securities	1,839	1,705

	84,019	95,939

Debt
Current portion of long-term debt	92	204
5% convertible notes due 2008	23,000	23,000
Short-term obligations	25,194	20,622
Long-term debt	112	200

	48,398	44,026

Excess cash versus debt	$35,621	$51,913

Ratio of cash versus debt (2)	1.7:1	2.2:1

(1)	Reclassified to conform with 2004 presentation.

(2)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

     Working Capital

At December 31:	2004	2003 (1)

Current assets	$216,533	$207,901
Current liabilities	102,538	99,850

Working capital	$113,995	$108,501

Current ratio	2.1:1	2.1:1

(1)	Reclassified to conform with 2004 presentation.

          Current assets increased $8.6 million due to increases in all current asset categories with accounts receivables and inventory representing the largest increases, partially offset by decreases in cash and cash equivalents and short-term marketable securities. The increases were also affected by foreign currency. Fluctuations in current assets are typically due to the timing of: shipments of our products to customers, receipts of inventories from our vendors, cash used for capital expenditures and the affects of foreign currency.

          Current liabilities increased $2.7 million primarily due to increases in short-term obligations and accrued liabilities. These increases were partially offset by decreases in accounts payable. These increases were also affected by foreign currency. Fluctuations in current liabilities are typically due to the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred income, income tax liabilities and the affects of foreign currency.

     Cash Flow

For the year ended December 31:	2004	2003

Net cash provided by (used in):
Operating activities	$(21,559)	$(16,987)
Investing activities	(448)	3,697
Financing activities	6,322	(1,246)
Effect of exchange rate changes on cash and cash equivalents	5,309	2,693

Net change in cash and cash equivalents	$(10,376)	$(11,843)

          Cash Flows Related to Operating Activities. Cash used in operating activities was $21.6 million for the year ended December 31, 2004, compared to cash used in operating activities of $17.0 million for the year ended December 31, 2003. Cash used in operating activities is a result of our net loss of $10.7 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, deferred stock expense, deferred income taxes and losses on the disposition of fixed assets. Decreased accrued liabilities and deferred revenue positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in time deposits, accounts receivable, inventories and other assets and decreases in accounts payable and other current liabilities. The increase in accounts receivables is due to a general increase in business worldwide. The increase in inventories results from an increase in FTTP products for future shipments, along with increases throughout our networking group in response to an increase in business worldwide. Decreases in accounts payable are the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in assets working capital.

          Cash Flows Related to Investing Activities. Cash used in investing activities was $448,000 for the year ended December 31, 2004, compared to cash provided by investing activities totaling $3.7 million for the year ended December 31, 2003. Cash used in investing activities for the year ended December 31, 2004 was primarily the result of capital expenditures, partially offset by maturities of investments and proceeds from the sale of property and equipment. As of December 31, 2004, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturities of short-term and long-term marketable securities, partially offset by the cash used for capital expenditures and the purchase of a minority interest.

          Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $6.3 million for the year ended December 31, 2004, as compared to cash flows used in financing activities of $1.2 million for the year ended December 31, 2003. Cash provided by financing activities was primarily the result of our net borrowings of $4.4 million on our short-term and long-term obligations, net proceeds from the exercise of employee stock options and increases in other long-term liabilities. Cash flows used in financing activities for the prior period represent the cash paid on borrowings, our final payment on our 5% convertible subordinated notes which came due in June 2003, proceeds from the issuance of 5% convertible notes due in June 2008 and the repurchase of our common stock.

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

     Contractual Cash Obligations

          The following table illustrates our total contractual cash obligations as of December 31, 2004 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$25,194	$25,194	$—	$—	$—
Long-term debt	204	92	112	—	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	7,619	7,064	—	—	555
Operating leases	28,158	5,979	8,035	5,677	8,467

Total contractual cash obligations	$84,175	$38,329	$8,147	$28,677	$9,022

          Our total contractual cash obligations as of December 31, 2004, were $84.2 million, of which, $38.3 million are due by December 31, 2005. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.

          We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. We are limited in the amount of debt financing we may obtain and the price per share of common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For a discussion of these limitations and other restrictions of our 5% convertible notes due June 2008, see the discussion under “Business – Certain Risk Factors That Could Affect Future Results – Our 2003 Notes Provide For Various Events Of Default That Would Entitle The Holders To Require Us To Immediately Repay The Outstanding Principal Amount, Plus Accrued And Unpaid Interest, In Cash.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

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

ITEM 7a. QUANITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risks

          Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and have not historically hedged these risks through the use of derivative financial instruments. The term hedge is used to mean a strategy designed to manage risks of volatility in prices or interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and creates a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.

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

          Foreign Exchange Rates. We operate on an international basis with a portion of our revenues and expenses being incurred in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar affect our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have revenues and expenses in each of these foreign currencies, the effect on our results of operations from currency fluctuations is reduced. We do not regularly attempt to reduce our currency risks through hedging instruments, however, we may do so in the future.

          During 2004, we conducted a significant portion of our business in the Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. At December 31, 2004, currency changes resulted in assets, liabilities, revenues and expenses being translated into more U.S. dollars than at December 31, 2003. The U.S. dollar weakened 9% compared to each of the Euro and Swedish Krona, 8% compared to the Swiss Franc and 3% compared to the Taiwan dollar during the year ended December 31, 2004. The Euro, the Swedish Krona and the Swiss Franc primarily impact our networking business, while the Taiwan dollar affects our optical components business. The effect of currency fluctuations on our results is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MRV Communications, Inc.

          We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. (and subsidiaries) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. (and subsidiaries) as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MRV Communication, Inc.’s (and subsidiaries) internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
February 25, 2005

MRV Communications, Inc.

Statement of Operations

(In thousands, except per share data)

For the year ended December 31:	2004	2003	2002

Revenue	$271,658	$238,983	$252,532
Cost of goods sold	179,780	164,893	169,566

Gross profit	91,878	74,090	82,966

Operating costs and expenses:
Product development and engineering	24,949	30,972	49,358
Selling, general and administrative	74,117	62,901	90,187
Impairment of goodwill and other intangibles	—	356	72,697
Impairment of long-lived assets	—	—	17,038

Total operating costs and expenses	99,066	94,229	229,280

Operating loss	(7,188)	(20,139)	(146,314)

Interest expense	(3,141)	(3,170)	(6,010)
Other income (expense), net	2,685	(3,268)	(17,685)

Loss before taxes, extraordinary gain and cumulative effect of an accounting change	(7,644)	(26,577)	(170,009)

Provision for taxes	3,036	2,361	13,395

Loss before extraordinary gain and cumulative effect of an accounting change	(10,680)	(28,938)	(183,404)

Extraordinary gain, net of tax	—	1,950	—
Cumulative effect of an accounting change	—	—	(296,355)

Net loss	$(10,680)	$(26,988)	$(479,759)

Earnings per share:
Basic and diluted loss per share:
Loss before extraordinary gain and cumulative effect of an accounting change	$(0.10)	$(0.28)	$(2.01)
Extraordinary gain	$—	$0.02	$—
Cumulative effect of an accounting change	$—	$—	$(3.24)
Net loss	$(0.10)	$(0.26)	$(5.25)

Weighted average number of shares:
Basic and diluted	104,793	102,202	91,421

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

At December 31:	2004	2003

Assets
Current assets:
Cash and cash equivalents	$77,226	$87,602
Short-term marketable securities	3,395	5,221
Time deposits	1,559	1,411
Accounts receivable, net	80,755	72,489
Inventories	42,264	35,799
Deferred income taxes	2,395	—
Other current assets	8,939	5,379

Total current assets	216,533	207,901

Property and equipment, net	19,089	25,416

Goodwill	29,965	29,965

Long-term marketable securities	1,839	1,705

Deferred income taxes	—	2,594

Investments	3,063	3,063

Other assets	1,589	2,040

	$272,078	$272,684

Liabilities and stockholders’ equity Current liabilities:
Current maturities of long-term debt	$92	$204
Short-term obligations	25,194	20,622
Accounts payable	43,209	46,811
Accrued liabilities	26,915	25,523
Deferred revenue	4,556	3,754
Other current liabilities	2,572	2,936

Total current liabilities	102,538	99,850

Long-term debt	112	200

Convertible notes	23,000	23,000

Other long-term liabilities	5,551	4,215

Minority interest	5,318	5,291

Commitments and contingencies

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

At December 31:	2004	2003

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 105,426 shares in 2004 and 106,794 shares in 2003
Outstanding — 104,073 shares in 2004 and 105,441 shares in 2003	176	179
Additional paid-in capital	1,155,474	1,154,869
Accumulated deficit	(1,015,110)	(1,004,430)
Deferred stock expense, net	—	(200)
Treasury stock — 1,353 shares in 2004 and 2003	(1,352)	(1,352)
Accumulated other comprehensive loss	(3,629)	(8,938)

Total stockholders’ equity	135,559	140,128

	$272,078	$272,684

The accompanying notes are an integral part of these balance sheets.

MRV Communications, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2001	82,728	$141	$1,118,942	$(26,344)	$(497,683)	$(133)	$(10,247)	$584,676

Exercise of stock options and warrants	50	—	131	—	—	—	—	131
Issuance of common stock in connection with acquisitions	4,996	8	7,044	—	—	—	—	7,052
Issuance of common stock in exchange for convertible subordinated notes	12,310	21	38,211	—	—	—	—	38,232
Purchase of treasury stock	(1,167)	(2)	—	—	—	(1,074)	—	(1,076)
Forfeited stock options	—	—	(14,693)	2,990	—	—	—	(11,703)
Amortization of deferred stock expense	—	—	—	18,307	—	—	—	18,307
Comprehensive income (loss):							—
Net loss	—	—	—	—	(479,759)	—	—	(479,759)
Realized loss on interest rate swap	—	—	—	—	—	—	3,198	3,198
Translation adjustment	—	—	—	—	—	—	(4,582)	(4,582)

Comprehensive loss								(481,143)

Balance, December 31, 2002	98,917	168	1,149,635	(5,047)	(977,442)	(1,207)	(11,681)	154,476
Exercise of stock options and warrants	758	1	1,752	—	—	—	—	1,753
Issuance of common stock in connection with private placement	1,667	3	4,982	—	—	—	—	4,985
Issuance of common stock in exchange for convertible subordinated notes	4,237	7	11,445	—	—	—	—	11,452
Purchase of treasury stock	(138)	—	—	—	—	(145)	—	(145)
Forfeited stock options	—	—	(12,945)	1,369	—	—	—	(11,576)
Amortization of deferred stock expense	—	—	—	3,478	—	—	—	3,478
Comprehensive income (loss):
Net loss	—	—	—	—	(26,988)	—	—	(26,988)
Translation adjustment	—	—	—	—	—	—	2,693	2,693
Comprehensive loss								(24,295)

Balance, December 31, 2003	105,441	179	1,154,869	(200)	(1,004,430)	(1,352)	(8,938)	140,128

MRV Communications, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2003	105,411	179	1,154,869	(200)	(1,004,430)	(1,352)	(8,938)	140,128
Exercise of stock options and warrants	381	—	614	—	—	—	—	614
Retirement of common stock	(1,749)	(3)	3	—	—	—	—	—
Forfeited stock options	—	—	(12)	—	—	—	—	(12)
Amortization of deferred stock expense	—	—	—	200	—	—	—	200
Comprehensive income (loss):
Net loss	—	—	—	—	(10,680)	—	—	(10,680)
Translation adjustment	—	—	—	—	—	—	5,309	5,309

Comprehensive loss								(5,371)

Balance, December 31, 2003	104,073	$176	$1,155,474	$—	$(1,015,110)	$(1,352)	$(3,629)	$135,559

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statement of Cash Flows

(In thousands)

For the year ended December 31:	2004	2003	2002

Cash flows from operating activities:
Net loss	$(10,680)	$(26,988)	$(479,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,266	11,411	16,169
Amortization of deferred stock expense, net of forfeited options	188	(8,098)	6,604
Provision for doubtful accounts	1,367	1,829	2,188
Deferred income taxes	199	43	20,592
Loss on extinguishment of debt	—	5,438	1,363
Impairment of goodwill and other intangibles	—	356	72,697
Cumulative effect of an accounting change	—	—	296,355
Loss on termination of interest rate swap	—	—	3,198
Extraordinary gain	—	(1,950)	—
(Gain) loss on disposition of property and equipment	235	306	243
Impairment of long-lived assets	—	—	17,038
Impairment of cost and equity method investments	—	—	11,741
Loss on equity method subsidiaries	—	—	4,283
Minority interests’ share of income	27	(80)	230
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	(148)	1,378	1,843
Accounts receivable	(9,633)	(4,003)	5,361
Inventories	(6,465)	(3,104)	24,613
Other assets	(3,143)	6,540	11,404
Accounts payable	(3,602)	5,503	(6,996)
Accrued liabilities	1,486	(4,136)	(7,280)
Deferred revenue	802	(196)	(215)
Other current liabilities	(458)	(1,236)	375

Net cash provided by (used in) operating activities	(21,559)	(16,987)	2,047

Cash flows from investing activities:
Purchases of property and equipment	(2,737)	(2,380)	(13,947)
Proceeds from sale of property and equipment	597	449	323
Purchases of investments	—	—	(4,150)
Proceeds from sale of FOCI and QOI	—	—	5,735
Proceeds from maturity of investments	1,692	6,259	33,426
Investment in subsidiaries	—	(631)	—

Net cash provided by (used in) investing activities	(448)	3,697	21,387

MRV Communications, Inc.

Statement of Cash Flows

(In thousands)

For the year ended December 31:	2004	2003	2002

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	—	22,950	—
Net proceeds from issuance of common stock	614	6,738	131
Payment for termination of interest rate swap	—	—	(3,198)
Borrowings on short-term obligations	59,042	50,198	63,303
Payments on short-term obligations	(54,582)	(54,431)	(70,956)
Payments on long-term obligations	(88)	(583)	(52,495)
Repurchase of convertible subordinated notes	—	(26,522)	(19,721)
Purchase of treasury stock	—	(145)	(1,076)
Other long-term liabilities	1,336	549	(71)

Net cash provided by (used in) financing activities	6,322	(1,246)	(84,083)

Effect of exchange rate changes on cash and cash equivalents	5,309	2,693	(4,582)

Net decrease in cash and cash equivalents	(10,376)	(11,843)	(65,231)

Cash and cash equivalents, beginning of year	87,602	99,445	164,676

Cash and cash equivalents, end of year	$77,226	$87,602	$99,445

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

December 31, 2004

1.	Description of Business

          MRV Communications, Inc, (a Delaware corporation, “MRV” or the “Company”) designs, manufactures, sells, distributes, integrates and supports communication equipment and services, and optical components. MRV conducts its business along three principal segments: the networking group, the optical components group and development stage enterprise group. MRV’s networking group provides equipment used by commercial customers, governments and telecommunications service providers, and include switches, routers, physical layer products and console management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. MRV’s optical components group designs, manufactures and sells optical communications components, primarily through its wholly owned subsidiary LuminentOIC, Inc. These components include fiber optic transceivers for metropolitan, access and Fiber-to-the-Premises, or FTTP, applications. MRV’s development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.

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

     Revenue Recognition

          MRV generally recognizes product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exits, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. MRV’s major revenue-generating products consist of: fiber optic components; switches and routers; console management; and physical layer products.

          MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

     Cash, Cash Equivalents and Time Deposits

          MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Time deposits of $1.6 million and $1.4 million as of December 31, 2004 and 2003, respectively, are restricted by short-term obligations.

     Marketable Securities

          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2003, MRV changed its investment classification from “held-to-maturity” to “available for sale.” The original cost of MRV’s marketable securities approximated fair market value as of December 31, 2004 and 2003. As of December 31, 2004 and 2003, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2005. Purchase, sales and maturities of securities are presented in the accompanying Statement of Cash Flows.

     Accounts Receivable

          As of December 31, 2004, 2003 and 2002, the allowance for doubtful accounts totaled $9.4 million, $10.7 million and $15.0 million, respectively. Increases in the allowance for doubtful accounts totaled $1.4 million, $1.8 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Write-offs against the allowance for doubtful accounts totaled $1.1 million, $6.1 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, $1.6 million of the allowance for doubtful accounts was reduced based on period-end assessments of required allowances and has been included in the accompanying Statement of Operations in the period in which such determination was made. If the financial condition of MRV’s customers were to deteriorate, resulting in their inability to make payments, additional provisions would be recorded in that period.

     Inventories

          Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. Inventories consisted of the following (in thousands):

At December 31 :	2004	2003

Raw materials	$7,272	$5,886
Work-in process	10,055	7,274
Finished goods	24,937	22,639

Total	$42,264	$35,799

     Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty-three years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. Property and equipment consisted of the following (in thousands):

At December 31:	2004	2003

Property and equipment, at cost
Land	$62	$57
Building	3,975	3,674
Machinery and equipment	43,804	43,611
Furniture and fixtures	6,507	5,709
Computer hardware and software	18,219	18,021
Leasehold improvements	6,178	5,848
Construction in progress	76	653

	78,821	77,573
Less – accumulated depreciation and amortization	(59,732)	(52,157)

Total	$19,089	$25,416

     Goodwill and Other Intangibles

          MRV adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives (See Note 3, Goodwill and Other Intangible Assets).

     Investments

          MRV accounts for its investments in unconsolidated entities (see Note 2, Principles of Consolidation) under the provisions of Accounting Principles Board Opinions (“APB”) No. 18, “The Equity Method of Accounting for Investments in common stock,” and related interpretations. Unconsolidated investments, for which MRV does not have the ability to exercise significant influence over operating and financial polices, are accounted for under the cost method. Those investments, for which MRV does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. In general, all investments in which MRV owns greater than 20% of the voting stock, are accounted for under the equity method. Cost and equity method investments totaled $3.1 million as of December 31, 2004 and 2003.

          Under the cost and equity method, a loss in value of an investment, which is deemed to be other than a temporary decline, is recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. During 2004, MRV sold its remaining ownership in an equity method investment resulting in a gain on the sale totaling $2.0 million. This investment had previously been fully impaired. During the year ended December 31, 2002, MRV recognized impairment on investments totaling $11.7 million, which has been included in Other Expense, net.

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

          For the year ended December 31, 2002, MRV determined that $17.0 million in long-lived assets, primarily property and equipment, were impaired. This amount was determined to be impaired using the method discussed above. The remaining carrying values of the long-lived assets were determined to be realizable. This process and analysis requires management to use significant judgment and apply assumptions regarding the future cash flows expected to result from the use of the assets and the eventual disposition of such assets. While management believes the carrying value of its assets are realizable based on its analysis, changes in the assumptions used in its models could produce significantly different results. The impairment of long-lived assets of $17.0 million for the year ended December 31, 2002 has been included in the determination of operating loss in the accompanying Statement of Operations. The vast majority of these impairments were from the optical components group. There were no impairment losses recorded for the years ended December 31, 2004 and 2003.

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

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 11.0 million, 10.0 million and 12.6 million shares were not included in the computation of years 2004, 2003 and 2002 diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) and 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 (“1998 Notes”) were not included in the computation of loss per share as they are anti-dilutive.

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

          SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three years in the period ended December 31, 2004 would have increased to the following pro forma amounts (in thousands, except per share data):

For the year ended December 31:	2004	2003	2002

Net loss, as reported	$(10,680)	$(26,988)	$(479,759)
Add: Stock-based employee compensation expense (income) included in reported net loss	188	(8,098)	6,604
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,593)	(23,520)	(24,775)

Pro forma net loss	$(28,085)	$(58,606)	$(497,930)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.10)	$(0.26)	$(5.25)
Basic and diluted net loss per share – pro forma	$(0.27)	$(0.57)	$(5.45)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility ranging from 69% to 84% for 2004, 84% for 2003 and 104% for 2002, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 2.68% to 6.73% for all years.

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

          Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense generated during 2001 was $7.1 million generated through acquisitions. Deferred stock expense generated during 2000 was $160.8 million of which $106.6 million was generated through acquisitions and $54.2 million was generated through stock options granted to LuminentOIC’s former President and its former Chief Financial Officer (“CFO”). There has been no deferred stock expense generated since December 31, 2001. In June 2002 and September 2001, LuminentOIC’s former CFO and its former President, respectively, resigned. As result of their resignations and as defined in their employment agreements, all outstanding stock options immediately vested and were exercisable through July 12, 2004 and September 11, 2003, respectively. MRV immediately recognized the remaining unamortized deferred stock expense of $1.7 million and $18.9 million during the years ended December 31, 2002 and 2001, respectively, as a result of their resignations. The following table presents deferred stock expense (income) recognized for the periods presented (in thousands).

For the year ended December 31:	2004	2003	2002

Amortization of deferred stock expense	$200	$3,478	$18,307
Income from recapturing accelerated deferred stock expense due to terminations	(12)	(11,576)	(11,703)

Total	$188	$(8,098)	$6,604

          During the three years in the period ended December 31, 2004, certain stock option holders ceased to be employees of MRV, either through termination or sale. Since MRV used the graded vesting method of accounting to recognize the compensation over the related employment period, MRV recognized deferred stock expense related to options that were unvested. For the years ended December 31, 2004, 2003 and 2002, MRV reversed $12,000, $11.6 million and $11.7 million, respectively, related to unvested, forfeited stock options for which compensation expense was previously recognized. Unamortized deferred stock expense totaling $1.4 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively, has been reversed to additional paid-in capital relating to these employees. There was no unamortized deferred stock expense reversed to additional paid-in capital relating to these employees for the year ended December 31, 2004.

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

     Recently Issued Accounting Standards

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on the financial condition, the results of operations or liquidity.

          On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. MRV expects to adopt SFAS No. 123(R) on July 1, 2005, the beginning of its third quarter of 2005. MRV is currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had MRV adopted this pronouncement in prior periods, the impact would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation.

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

     Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include the increase in accounts receivable and short-term obligations in the amount of $22.0 million and $19.0 million at December 31, 2004 and 2003, respectively, relating to the recording of accounts receivable financing transactions with recourse, which were previously recorded as sales of accounts receivable with recourse.

3.	Goodwill and Other Intangible Assets

          As required by SFAS No. 142, MRV performed transitional impairment tests on goodwill and other intangibles assets with indefinite lives, which consisted of patents and assembled work forces, as of January 1, 2002. As a result of the impairment tests, MRV recorded a charge of $296.4 million for the cumulative effect of an accounting change. Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its fair value. MRV, with the assistance of valuation experts, estimated the fair value of its reporting units using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly traded companies.

          Included in MRV’s $296.4 million impairment was a $247.3 million charge related to the impairment of the goodwill associated with the Foreign Optical Components and Free-Space Optics reporting units. The Foreign Optical Components reporting unit included the goodwill generated from the FOCI Fiber Optic Communications, Inc. (“FOCI”) and Quantum Optech, Inc. (“QOI”) acquisitions (see Note 5, Disposition of Assets). The optical components, active and passive, markets continued to deteriorate and had contracted significantly. As a result, MRV determined that a significant portion of the goodwill acquired had been impaired. The goodwill impairment in the Free-Space Optics reporting unit reflected the significantly lower fair value calculated on the basis of reduced operating revenues and income as a result of a depressed market for those products.

          The remaining $49.1 million of impairment charge related to patents and assembled work forces associated with the Free-Space Optics reporting unit. The impairment of these patents and assembled work forces reflected the same circumstances as described above.

          During the third quarter of 2002 and in addition to the transitional impairment testing, MRV reviewed its remaining goodwill and other intangible assets as required annually pursuant to SFAS No. 142. This impairment reduced the carrying value of goodwill and other intangible assets by recording an impairment charge of $72.7 million, which consisted of $70.4 million relating to goodwill and $2.3 million relating to patents. MRV has determined that the annual impairment test will be performed on October 1st of each year. MRV, with the assistance of valuation experts, estimated the fair value of its reporting units using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly traded companies. During 2003, MRV impaired $356,000 in goodwill from a foreign office that ceased operations. During the fourth quarter of 2004 and 2003, MRV completed the annual review of its remaining goodwill and other intangible assets. With the assistance of valuation experts, MRV determined that no further reductions in the carrying value of its goodwill and intangible assets were necessary.

          For the year ended December 31, 2004, there were no changes in the carrying amounts of goodwill. The following table summarizes MRV’s goodwill balances (in thousands):

At December 31:	2004	2003

Gross carrying amount	$195,869	$195,869
Accumulated amortization	(165,904)	(165,904)

Total	$29,965	$29,965

4.	Restructuring costs

          During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $607,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.

5.	Disposition of Assets

          On October 15, 2002, MRV’s wholly owned subsidiary LuminentOIC, in a single transaction, sold (i) 53.4 million shares of the capital stock of FOCI amounting to approximately 78% of the total issued and outstanding share capital of FOCI and (ii) 19.0 million shares of the capital stock of QOI, representing approximately 100% of the total issued and outstanding share capital of QOI. The purchasers consisted of employees of FOCI, including its President. LuminentOIC continues to hold approximately 17% of the outstanding share capital of FOCI and no remaining ownership in QOI. The remaining ownership in FOCI has been recorded as a cost method investment in the accompanying Balance Sheet.

          The consideration received by LuminentOIC for the sale of the FOCI and QOI shares, which was determined through arms’ length negotiations between LuminentOIC and MRV on the one hand, and the purchasers on the other, consisted of $8.0 million in cash and $2.0 million in credit against future purchases of components. These net assets have been included in MRV’s optical components group segment.

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

$12,708

          The loss on disposition of FOCI and QOI has been included in Other Expense, net in the accompanying Statement of Operations for the year ended December 31, 2002. Through December 31, 2003, MRV utilized $1.9 million of the future product credit, with the remaining $86,000 of product credit utilized during the year ended December 31, 2004.

6.	Accrued Liabilities

          Accrued liabilities consisted of the following (in thousands):

At December 31:	2004	2003

Payroll and related	$11,582	$8,850
Product warranty	5,255	5,337
Other	10,078	11,336

Total	$29,915	$25,523

7.	Income Taxes

          The provision for income taxes is as follows (in thousands):

For the year ended December 31:	2004	2003	2002

Current:
Federal	$—	$—	$(329)
State	151	(10)	(3)
Foreign	3,084	2,414	2,802

	3,235	2,404	2,470
Deferred:
Federal	—	—	11,870
State	—	—	—
Foreign	(199)	(43)	(945)

	(199)	(43)	10,925

Total	$3,036	$2,361	$13,395

          The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

For the year ended December 31:	2004	2003	2002

Income tax provision (benefit, at statutory federal rate)	(34)%	(34)%	(34)%
State and local income taxes, net of federal income taxes effect	(6)%	(6)%	(1)%
Permanent differences	1%	24%	31%
Foreign taxes at rates different than domestic rates	(10)%	25%	1%
Change in valuation allowance	89%	—%	6%

Total	40%	9%	3%

          The components of deferred income taxes are as follows (in thousands):

At December 31:	2004	2003

Allowance for doubtful accounts	$1,537	$994
Inventory reserve	11,256	10,425
Accrued liabilities	4,322	2,610
Other	1,236	4,250

	18,351	18,279
Valuation allowance	(15,956)	(18,279)

Net short-term deferred income tax assets	2,395	—

Net operating losses	62,150	40,587
Tax credits	6,538	3,153
Depreciation and amortization	5,008	7,466
Investments	67	16,926
Capital loss carryforwards	104,188	88,717
Other	—	(136)

	177,951	156,713
Valuation allowance	(177,951)	(154,119)

Net long-term deferred income tax assets	—	2,594

Total	$2,395	$2,594

          MRV records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, MRV assesses the likelihood that its deferred tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, MRV establishes a valuation allowance against its deferred tax asset, increasing its income tax expense in the period such determination is made. During 2004, MRV recorded an additional valuation allowance totaling $21.5 million against additional deferred income tax assets, principally domestic net operating losses and unrealized tax credits due to a history of domestic net losses. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

          As of December 31, 2004, MRV had federal and state net operating loss carryforwards available of $145.2 million and $148.2 million, respectively. For the year ended December 31, 2004, MRV generated additional federal and state net operating losses of $28.1 million and $5.6 million, respectively. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2024 and 2014, respectively. Tax credits of $3.9 million and $3.2 million as of December 31, 2004 and 2003, respectively, expire at various dates through 2024. Capital loss carryforwards totaling $227.4 million and $221.8 million as of December 31, 2004 and 2003, respectively, begin to expire in 2006.

          In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. Due to operating losses at this subsidiary, no tax benefit was received for any of the years ended December 31, 2004, 2003 and 2002.

          MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2004, MRV had approximately $17 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon MRV’s expectations of the future cash needs of its foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

          In the event actual cash needs of MRV’s U.S. entities exceeds its current expectations or the actual cash needs of its foreign entities are less than expected, MRV may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded.

     American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

          In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, MRV does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. MRV expects to complete its evaluation of the effects of the repatriation provision within the second and third quarters of 2005.

8.	Short-Term and Long-Term Obligations

          Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2004 and 2003, these short-term obligations totaled $25.2 million and $20.6 million, respectively. Certain assets of MRV’s subsidiaries including customer accounts receivables have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations was approximately 4% and 5% as of December 31, 2004 and 2003, respectively. These obligations are incurred and settled in the local currencies of the respective subsidiaries.

          Long-term debt consisted of secured notes payable to financial institutions bearing interest at rates ranging from 4.7% to 9.4%. Principal and interest is payable in monthly and quarterly installments through December 2005. As of December 31, 2004 and 2003, long-term debt totaled $204,000 and $404,000, respectively. As of December 31, 2004, $92,000 of long-term debt is due during 2005 with the remaining balance of $112,000 due in 2006.

9.	Interest Rate Swap

          MRV entered into an interest rate swap (the “Swap”) in the second quarter of 2000 to effectively change the interest rate characteristics of its $50.0 million variable-rate term loan presented in Long-Term Debt, with the objective of fixing its overall borrowing costs. The Swap was considered to be 100% effective and was therefore recorded using the short-cut method. The Swap was designated as a cash flow hedge and changes in fair value of the debt were generally offset by changes in fair value of the related security, resulting in negligible net impact. The gain or loss from the change in fair value of the Swap as well as the offsetting change in the hedged fair value of the long-term debt were recognized in other comprehensive loss. In February 2002, MRV paid off the Long-Term Debt of $50.0 million and terminated the Swap. The realized loss on the Swap of $3.2 million has been recorded as interest expense and is included in other expense, net in the accompanying Statement of Operations for 2002.

10.	Convertible Debt

          In June 2003, MRV completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008, to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into shares of MRV’s common stock at a conversion price of $2.32 per share. As a condition of the 2003 Notes, MRV may not: (i) incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse in the ordinary course of business and consistent with past practices, (ii) repurchase its common stock for an aggregate amount in excess of $5.0 million, or (iii) declare or pay any dividend on any of its capital stock, other than dividends of common stock with respect to its common stock. As of December 31, 2004, MRV was in compliance with the conditions of the 2003  Notes. MRV is using the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Interest Expense related to these 2003 Notes amounted to $1.2 million and $672,000 for the years ended December 31, 2004 and 2003, respectively.

          In June 1998, MRV issued $100.0 million principal amount of its 1998 Notes. During 2003, MRV retired $5.9 million principal amount of 1998 Notes in exchange for the issuance of 4.2 million shares of its common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of MRV’s outstanding 1998 Notes matured and MRV repaid and retired them. For 2003, MRV recorded a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes, in other expense, net in the accompanying Statement of Operations. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. During the year ended December 31, 2002, MRV acquired $53.0 million in principal amount of these notes in exchange for its issuance of 12.3 million shares of its common stock and $19.7 million in cash to the holders of these notes. During 2002, MRV recognized a gain of $393,000 in connection with the extinguishment of debt. MRV incurred $809,000 and $3.2 million in interest expense relating to the 1998 Notes for 2003 and 2002, respectively.

11.	Commitments and Contingencies

     Lease Commitments

          The Company leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2015. The aggregate minimum annual lease payments under leases in effect as of December 31, 2004 were as follows (in thousands):

Year Ending December 31,
2005	$5,979
2006	4,492
2007	3,543
2008	2,945
2009	2,732
Thereafter	8,467

Total	$28,158

          Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2004, 2003 and 2002, was $6.3 million, $6.0 million and $9.6 million, respectively.

     Royalty Commitment

          Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government’s participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV’s royalty to the Chief Scientist is calculated at a rate of 2% to 5% of sales of such products developed with the participation up to the dollar amount of such participation. MRV received participation from the Chief Scientist that amounted to $31,000, $287,000 and $746,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The remaining future obligation as of December 31, 2004 is approximately $1.4 million which is contingent on generating sufficient sales of this selected product line.

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

     Authorized Shares

          On May 10, 2000, the Board of Directors and stockholders of MRV approved an increase in the authorized number of shares of its $0.0017 par value common stock from 80.0 million to 160.0 million shares relating to the two-for-one stock split distributed on May 26, 2000. MRV is authorized to issue up to 1.0 million shares of its $0.01 par value preferred stock, of which none is issued or outstanding as of December 31, 2004 and 2003.

          In October 2003, MRV issued and sold 1,667,000 shares of its common stock to several institutional investors, raising net proceeds of approximately $5.0 million. These shares were taken from its shelf registration statement that was declared effective by the SEC in June 2003, which registered $20.0 million of its common stock that MRV may issue and sell from time to time.

     Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. Through December 31, 2004, MRV had repurchased a total of 1.3 million shares of its common stock at a cost of $1.3 million under this program. MRV did not repurchase any of its common stock during the year ended December 31, 2004. MRV can repurchase up to 5.7 million additional shares of its common stock under this program.

     Stock Options

          MRV has stock option and warrant plans that provide for granting options and warrants to purchase shares of MRV’s common stock to employees, directors and non-employees performing consulting or advisory services for MRV. The plans provide for the granting of options, which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options and are at the discretion of the board of directors. Under these plans, stocks option and warrant exercise prices generally equal the fair market value of MRV’s common stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The plans provide for the issuance of 4.8 million shares of common stock over the remaining life of the plans.

          Information with respect to MRV’s stock option and warrant plans is as follows (in thousands, except per share data):

	2004		2003		2002
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	10,029	$3.58	12,626	$6.90	12,549	$9.93
Granted	2,438	$3.08	2,543	$2.00	3,116	$0.90
Exercised	(381)	$1.61	(758)	$2.31	(50)	$2.60
Cancelled and forfeited	(1,123)	$7.58	(4,382)	$12.44	(2,989)	$13.47

Outstanding, end of year	10,963	$3.66	10,029	$3.58	12,626	$6.90

Exercisable, end of year	5,363	$4.91	4,483	$6.00	6,811	$10.76

Weighted average fair value of options granted during year		$1.77		$1.58		$0.83

          Information about MRV stock options outstanding at December 31, 2004 is summarized as follows (in thousands, except per share data and remaining contractual lives):

	Number		Wtd. Avg.	Number
	Outstanding	Wtd. Avg.	Remaining	Exercisable	Wtd. Avg.
Exercise Prices Per Share	as of 2004	Ex. Price	Contract Life	as of 2004	Ex. Price

$0.67 - $1.10	2,424	$0.91	7.62 Years	1,109	$0.91
$1.11 - $2.63	2,497	$1.99	5.89 Years	1,339	$2.29
$2.66 - $2.99	2,273	$2.83	7.45 Years	631	$2.85
$3.00 - $3.67	2,250	$3.22	7.32 Years	988	$3.07
$3.82 - $50.38	1,519	$12.64	4.45 Years	1,296	$13.46

$0.67 - $50.38	10,963	$3.66	6.69 Years	5,363	$4.91

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

          The accounting policies of the segments are the same as those described in the summary of significant accounting polices previously described. MRV evaluates segment performance based on revenues and operating expenses of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statement of Operations data below operating income.

          Business segment revenues are as follows (in thousands):

For the year ended December 31:	2004	2003	2002

Networking group	$227,192	$202,399	$185,662
Optical components group	46,431	38,790	67,284
Development stage enterprise group	—	—	—

	273,623	241,189	252,946
Intersegment adjustment	(1,965)	(2,206)	(414)

Total	$271,658	$238,983	$252,532

          Revenues by product line are as follows (in thousands):

For the year ended December 31:	2004	2003	2002

Fiber optic components	$48,466	$39,037	$68,348
Switches and routers	72,179	64,028	57,571
Console management products	20,561	16,626	17,361
Physical layer products	67,349	65,349	67,258
Services	24,375	21,612	21,444
Other networking products	38,728	32,331	20,550

Total	$271,658	$238,983	$252,532

          For the years ended December 31, 2004, 2003 and 2002, MRV had no single customer that accounted for 10% or more of revenues. As of December 31, 2004 and 2003, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.

          A summary of external revenue by geographical region is as follows (in thousands):

For the year ended December 31:	2004	2003	2002

Americas	$63,736	$51,505	$64,675
Europe	192,021	171,957	157,998
Asia Pacific	13,172	14,277	28,560
Other regions	2,729	1,244	1,299

Total	$271,658	$238,983	$252,532

          A summary of long-lived assets, consisting principally of property and equipment, by geographical region is as follows (in thousands):

At December 31:	2004	2003	2002

Americas	$1,955	$2,966	$7,295
Europe	8,136	8,787	10,362
Asia Pacific	8,998	13,663	17,512
Other regions	—	—	—

Total	$19,089	$25,416	$35,169

          Business segment operating income (loss) is as follows (in thousands):

For the year ended December 31:	2004	2003	2002

Networking group	$4,746	$(2,207)	$(58,764)
Optical components group	(9,840)	(11,112)	(62,655)
Development stage enterprise group	(2,094)	(6,820)	(24,067)

	(7,188)	(20,139)	(145,486)
Intersegment adjustment	—	—	(828)

Total	$(7,188)	$(20,139)	$(146,314)

          Income (loss) before provision for income taxes is as follows (in thousands):

For the year ended December 31:	2004	2003	2002

Domestic	$(9,344)	$(12,917)	$(143,119)
Foreign	1,700	(11,710)	(323,245)

Total	$(7,644)	$24,627	$(466,364)

14. 401(K) Plans

          MRV has 401(K) savings plans (the Plans) at certain subsidiaries under which all eligible employees may participate. The Plans provide for MRV to make matching contributions to all eligible employees. For the years ended December 31, 2004, 2003 and 2002, approximately $575,000, $627,000 and $568,000, respectively, was charged as expense related to these plans.

15.	Supplemental Statements of Cash Flow Information

          Supplemental Statements of Cash Flow information for each of the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

For the year ended December 31:	2004	2003	2002

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$2,736	$2,464	$2,168
Cash paid during year for income taxes	$3,380	$3,098	$2,724

Supplemental schedule of non-cash investing and financing activities:

Common stock issued in connection with investments in subsidiaries	$—	$—	$7,052
Common stock issued in connection with exchange of 1998 Notes	$—	$6,014	$31,647

Non-cash deferred stock expense	$—	$1,369	$2,990

Non-cash consideration received in sale of FOCI and QOI	$—	$—	$2,000

16.	Other Income (Expense), Net

          Other income (expense), net consisted of the following (in thousands):

For the year ended December 31:	2004	2003	2002

Interest income	$1,084	$1,079	$3,071
Gain on sale of investment	2,000	—	—
Loss on disposition of assets	(235)	(306)	(243)
Loss on early extinguishment of debt	—	(5,438)	(1,363)
Share of losses on equity method investments	—	—	(4,283)
Impairment loss on cost and equity method investments	—	—	(11,741)
Loss on termination of interest rate swap	—	—	(3,198)
Other, net	(164)	1,397	72

Total	$2,685	$(3,268)	$(17,685)

17.	Quarterly Financial Data (Unaudited)

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
For the three months ended:	2004	2004	2004	2004

Revenue	$59,614	$67,231	$62,941	$81,872
Cost of goods sold	39,189	43,669	42,807	54,115

Gross profit	20,425	23,562	20,134	27,757
Operating costs and expenses:
Product development and engineering	6,338	5,805	6,373	6,433
Selling, general and administrative	18,150	18,676	16,855	20,436

Total operating costs and expenses	24,488	24,481	23,228	26,869

Operating income (loss)	(4,063)	(919)	(3,094)	888
Interest Expense	(593)	(707)	(720)	(1,121)
Other income (expense), net	418	(333)	801	1,799

Income (loss) before taxes	(4,238)	(1,959)	(3,013)	1,566
Provision for taxes	539	1,110	739	648

Net income (loss)	$(4,777)	$(3,069)	$(3,752)	$918

Earnings per share:
Basic	$(0.05)	$(0.03)	$(0.04)	$0.01
Diluted	$(0.05)	$(0.03)	$(0.04)	$0.01
Weighted average number of shares:
Basic	105,504	105,596	104,114	103,973
Diluted	105,504	105,596	104,114	107,582

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
For the three months ended:	2003	2003	2003	2003

Revenue	$51,117	$61,958	$56,817	$69,091
Cost of goods sold	36,514	42,133	38,397	47,849

Gross profit	14,603	19,825	18,420	21,242
Operating costs and expenses:
Product development and engineering	8,736	6,890	8,088	7,258
Selling, general and administrative	11,918	16,698	16,841	17,444
Impairment of goodwill and other intangibles	—	—	356	—

Total operating costs and expenses	20,654	23,588	25,285	24,702

Operating loss	(6,051)	(3,763)	(6,865)	(3,460)
Interest expense	(873)	(855)	(586)	(856)
Other income (expense), net	952	(4,656)	9	427

Loss before taxes and extraordinary gain	(5,972)	(9,274)	(7,442)	(3,889)
Provision for taxes	428	493	412	1,028

Loss before extraordinary gain	(6,400)	(9,767)	(7,854)	(4,917)
Extraordinary gain, net of tax	—	—	1,950	—

Net loss	$(6,400)	$(9,767)	$(5,904)	$(4,917)

Loss before extraordinary gain	$(0.06)	$(0.10)	$(0.08)	$(0.05)
Extraordinary gain, net of tax	$—	$—	$0.02	$—
Basic and diluted net loss per share	$(0.06)	$(0.10)	$(0.06)	$(0.05)
Basic and diluted weighted average shares outstanding	98,930	101,383	103,097	104,747

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

          Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets:

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

          Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of MRV Communications, Inc.

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MRV Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that MRV Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. (and subsidiaries) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 of MRV Communications, Inc. and our report dated February 25, 2005 expressed an unqualified opinion thereon.

                     /s/ ERNST & YOUNG LLP

Woodland Hills, California
February 25, 2005

ITEM 9B. OTHER INFORMATION

          Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and directors of the Registrant at February 15, 2005 are as follows:

Name	Age	Position

Noam Lotan	53	President, Chief Executive Officer and Director
Shlomo Margalit	63	Chairman, Chief Technical Officer and Secretary
Shay Gonen	39	Chief Financial Officer
Near Margalit	32	Chief Executive Officer, LuminentOIC, Inc.
Igal Shidlovsky	68	Director
Guenter Jaensch	66	Director
Professor Daniel Tsui	65	Director
Professor Baruch	54	Director
Fischer

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

          Near Margalit, Ph.D. re-joined MRV in May 2002 as Vice President of Marketing and Business Development. From 1998 until re-joining MRV, Dr. Margalit was founder, Chairman and Chief Technology Officer for Zaffire, Inc., a DWDM Metro Platform company, which was acquired by Centerpoint in October 2001. At Zaffire, Dr. Margalit was responsible for product vision and architecture of integrating DWDM and SONET technology. Prior to founding Zaffire, Dr. Margalit was employed by MRV, both in the optical component and networking divisions. Dr. Margalit holds a B.S. in applied physics from Caltech and a Ph.D. in optoelectronics from the University of California, Santa Barbara. In February 2003, Dr. Margalit was appointed Chief Executive Officer of LuminentOIC, Inc.

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

          Professor Daniel Tsui is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University and was awarded the 1998 Nobel Prize in Physics for the discovery and explanation of the fractional quantum Hall effect. Professor Tsui was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences. He is a fellow of the American Physical Society and the American Association for the Advancement of Science. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid-state physics. He received his Ph.D. in physics from the University of Chicago in 1967 and for 13 years was with Bell Laboratories before joining Princeton University, where he has been for more than 20 years.

          Professor Baruch Fischer currently serves as a professor at the Electrical Engineering Faculty at the Technion. Professor Fischer had served as Dean of the Electrical Engineering Faculty at the Technion. Professor Fischer’s current Research Activities include solid state devices, lasers and optical amplifiers; WDM technology; fiber gratings; “all optical” networks; non-linear effect in fiber, wave mixing; and optical computing, optical data storage and optical image processing. He has authored or co-authored approximately 180 papers and holds several patents in the field of optics and opto-electronics. He received his Ph.D. from Bar-Ilan University, Israel in 1980. He subsequently became a Post-Doctorate Fellow at CalTech and joined the faculty of the Technion in 1983.

          Each director is elected for a period of one year at MRV’s annual meeting of stockholders and serves until the next annual meeting and until his successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the board of directors, subject to relevant employment agreements. Except for Dr. Near Margalit, who is the son of Dr. Shlomo Margalit, none of the Directors or executive officers of MRV are related by blood, marriage or adoption to any of MRV’s Directors or executive officers.

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

          We believe, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company’s executive officers, directors and 10% or greater stockholders was duly and timely filed for the year ended December 31, 2004, except that, (a) Daniel C. Tsui, a director of MRV, inadvertently failed to report his acquisition of 215 shares of MRV common stock in connection with the short form merger of Luminent, Inc. in exchange for the cancellation of 500 shares of Luminent, Inc. having a market value of $1.85 per share, on December 28, 2001, which transaction should have been reported on Professor Tsui’s Form 5 filed February 14, 2002, and (b) Noam Lotan, a director and the President and Chief Executive Officer of MRV, due to a clerical error, incorrectly reported his beneficial ownership of MRV shares of MRV Common Stock in various Form 4s and Form 5s filed since at least 2000. Professor Tsui reported the transaction in an amendment to his Form 5 filed on February 7, 2005 and Mr. Lotan corrected the error in the number of MRV shares he beneficially owns in an amendment to his Form 5 filed on February 14, 2005.

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

S U M M A R Y   C O M P E N S A T I O N   T A B L E

				Long-term
				Compensation
				Securities
				Underlying –	All Other
	Year	Salary	Bonus	Options (#)	Compensation(1)

Noam Lotan	2004	$150,000	$—	25,000	$4,394
President and Chief Executive	2003	$150,000	$—	20,000	$4,462
Officer	2002	$150,000	$—	112,000	$1,500

Shlomo Margalit	2004	$110,000	$—	—	$3,240
Chairman, Chief Technical Officer	2003	$110,000	$—	—	$3,300
and Secretary	2002	$110,000	$—	—	$1,100

Shay Gonen	2004	$155,000	$24,836	75,000	$5,250
Chief Financial Officer	2003	$155,000	$25,000	50,000	$5,400
	2002	$146,346	$18,000	64,500	$1,021

Near Margalit	2004	$160,000	$—	36,000	$4,800
Chief Executive Officer,	2003	$160,000	$—	20,000	$4,800
LuminentOIC, Inc.	2002	$113,847	$15,000	190,000	$369

(1)	“All other Compensation” includes Company contributions to its 401(K) savings plan on behalf of the Named Executive Officer.

     Option Grants in Last Fiscal Year

          The following table sets forth information with respect to option grants to the Named Executive Officers during 2004:

-	the number of shares of MRV common stock underlying options granted during the year;

-	the percentage that such options represent of all options granted to employees during the year;

-	the exercise price (which in each case was equal to the fair market value of the stock on the date of grant);

-	the expiration date; and

-	the hypothetical present value, as of the grant date, of the options under the option pricing model discussed below.

          The hypothetical present value of the options as of their date of grant has been calculated using the Black-Scholes option pricing model, as permitted by SEC rules, based upon a set of assumptions set forth in footnote (2) to the table. It should be noted that this model is only one method of valuing options, and the Company’s use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

O P T I O N   G R A N T S   D U R I N G   F I S C A L   2 0 0 4

						Potential Realizable
	Number of	Percentage				Value at Assumed
	Securities	of Total				Annual Rate of Stock
	Underlying	Options	Exercise		Hypothetical	Appreciation for Option
	Options	Granted to	Price	Expiration	Value at	Term
	Granted	Employees in 2004	($/sh)	Date	Grant Date (2)	5% (1)	10% (1)

Noam Lotan	25,000	1.0%	$2.80	3/22/2014	$43,703	$38,593	$95,056

Shlomo Margalit	—	—	$—	N/A	N/A	$—	$—

Shay Gonen	20,000	0.8%	$2.80	3/22/2014	$34,962	$30,874	$76,045
	35,000	1.4%	$2.18	5/17/2014	$46,589	$42,066	$103,611
	20,000	0.8%	$2.22	8/31/2014	$24,954	$24,479	$60,293

Near Margalit	18,000	0.7%	$2.80	3/22/2014	$31,466	$27,787	$68,441
	18,000	0.7%	$2.22	8/31/2014	$22,459	$22,031	$54,264

(1)	The dollar amounts under these columns are the result of calculations assuming the price of MRV’s common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the SEC for the term of the option. Neither the amounts reflected nor the rates applied are intended to forecast possible future appreciation, if any, of the Company’s stock price.

(2)	The hypothetical present value at grant date of options granted during 2004 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: estimated time until exercise is four years; risk free interest rates ranging from 2.69% to 3.83%; volatility ranging from 69% to 85%; and a dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The options generally vest over four equal installments beginning on the first anniversary of the date of grant.

Option Exercises and Values for Fiscal 2004

          The table below sets forth the following information with respect to option exercises during fiscal 2004 by each of the Named Executive Officers and the status of their options at December 31, 2004:

-	the number of shares of MRV common stock acquired upon exercise of options during 2004;

-	the aggregate dollar value realized upon the exercise of those options;

-	the total number of exercisable and non-exercisable stock options held at December 31, 2004; and

-	the aggregate dollar value of in-the-money exercisable and non-exercisable options at December 31, 2004.

A G G R E G A T E D   O P T I O N   E X E R C I S E S   D U R I N G   2 0 0 4
A N D
O P T I O N   V A L U E S   O N   D E C E M B E R   3 1,   2 0 0 4

			Number of Shares Underlying		Value of Unexercised In-The-
	Number of Shares		Unexercised Options at		Money Options at
	Acquired Upon	Value Realized Upon	December 31, 2004		December 31, 2004 (1)
	Exercise of Options	Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Noam Lotan	$—	$—	185,200	69,800	$64,240	$341,670
Shlomo Margalit	$—	$—	—	—	$—	$—
Shay Gonen	$—	$—	139,750	149,750	$212,080	$224,480
Near Margalit	$—	$—	100,000	146,000	$245,750	$290,710

(1)	Based on the difference between the closing price of MRV common stock on December 31, 2004 and the exercise price.

     Employment Agreements

          In March 1992, MRV entered into three-year employment agreements with Mr. Lotan and Dr. Margalit. Upon expiration, these agreements automatically renew for one-year terms unless either party terminates them by giving the other three months’ notice of non-renewal prior to the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of MRV and Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. For 2005, Mr. Lotan and Dr. Margalit receive base annual salaries of $200,000 and $110,000, respectively and each is entitled to receive a bonus determined and payable at the discretion of the board of directors upon the recommendation of the Compensation Committee of the Board.

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

     Compensation of Outside Directors

          Outside directors, i.e., directors who are not employees of MRV, receive cash compensation of $1,500 per month and $1,000 for each board of directors’ meeting and committee meeting attended, while serving as Directors. In March 2004, MRV granted to each outside director options to purchase 8,000 shares of its common stock at $2.80 per share. In July 2004, MRV granted to each outside director options to purchase 22,000 shares of its common stock at $3.02 per share. In December 2004, MRV granted to each audit committee member, Dr. Jaensch, Dr. Shidlovsky and Professor Tsui, options to purchase 10,000 shares of its common stock at $3.67 per share.

     Board Committees

          The system of governance practices followed by the Company is memorialized in the MRV Communications, Inc. Corporate Governance Guidelines and the charters of the four committees of the Board of Directors. The Governance Guidelines and charters are intended to assure that the Board will have the necessary authority and practices in place to review and evaluate the Company’s business operations and to make decisions that are independent of the Company’s management. The Governance Guidelines also are intended to align the interests of directors and management with those of MRV’s stockholders. The Governance Guidelines establish the practices the Board will follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer’s performance evaluation, board committees, and director compensation. The Board annually conducts a self-evaluation to assess compliance with the Governance Guidelines and identify opportunities to improve Board performance.

          The Governance Guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. The Governance Guidelines were most recently modified by the Board effective September 24, 2004 to, among other things, assure compliance with corporate governance requirements contained in both the Nasdaq Stock Market (“Nasdaq”) and make other enhancements to the Company’s corporate governance policies, including creating the role of lead independent director. The chair of the Nomination and Governance Committee currently serves as the lead independent director. The lead independent director is responsible for coordinating the activities of the non-management directors, coordinate with the Chairman to set the agenda for Board meetings, chairing meetings of the non-management directors, and leading the Board’s review of the Chief Executive Officer. The Board has four committees: an Audit Committee, a Compensation Committee, a Nomination and Governance Committee and an Executive Committee. The Governance Guidelines, as well as the Charter for the Audit Committee, the Compensation Committee and the Nomination and Governance Committee may be viewed at www.mrv.com/investor.

          The Board of Directors, and the Audit Committee, the Compensation Committee and the Nomination and Governance Committee, hold regularly scheduled quarterly meetings. In addition to the quarterly meetings, there may be special meetings from time to time as the Board or its committees deem necessary. At each quarterly board meeting, time is set aside for the non-management directors to meet without management present. The Board of Directors met four times during the last fiscal year. All directors attended 75% or more of the Board meetings and meetings of the committees on which they served during 2004.

          The table below provides current membership and information for each of the Board committees for the current year. Committee memberships changed during 2004. In September 2004, the Board of Directors established the Nomination and Governance Committee. Dr. Shidlovsky, Dr. Jaensch and Professor Tsui were appointed to the Nomination and Governance Committee. In October 2004, Professors Tsui and Fischer were appointed to the Compensation Committee, joining Dr. Shidlovsky and Dr. Jaensch on that committee.

C O M M I T T E E S

Nomination and
Name	Audit	Compensation	Governance	Executive

Mr. Lotan				X
Dr. Margalit				X
Dr. Shidlovsky	X	X*	X*
Dr. Jaensch	X*	X	X
Professor Tsui	X	X	X
Professor Fischer		X

*	Committee Chairperson

          Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the standards of independence under the Governance Guidelines and applicable Nasdaq listing standards, including that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

          Audit Committee: The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes overseeing the work of the Company’s internal accounting and auditing processes and discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The Committee’s specific responsibilities are delineated in the Audit Committee Charter, which may be viewed at www.mrv.com/investor. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. In addition, the Board has determined that Dr. Guenter Jaensch is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of Securities and Exchange Commission (“SEC”) regulations and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

          Compensation Committee: The Directors who served and currently serve on the Compensation Committee are all “independent” for purposes of the rules of the Nasdaq Stock Market. The primary responsibilities of the Compensation Committee are: (a) In consultation with senior management, to make recommendations to the Board as to the Company’s general compensation philosophy and to oversee the development and implementation of compensation programs; (b) To evaluate the performance of the CEO in light of Board-approved goals and objectives, and to recommend to the Board the CEO’s compensation level based on this evaluation; (c) To make recommendations to the board regarding the compensation (including any new compensation programs) of the other executive officers, following its review of performance evaluations of the other executive officers; and (d) to review and make recommendations to the Board with respect to the Company’s incentive compensation plans and equity-based plans. The Compensation Committee’s role includes producing the report on executive compensation required by SEC rules and regulations. The specific responsibilities and functions of the Compensation Committee are delineated in the Compensation Committee Charter, which may be viewed at www.mrv.com/investor.

          Nomination and Governance Committee: The principal responsibilities of the Nomination and Governance Committee are: (a)·To lead the search for qualified individuals for election as directors to ensure the Board has the right mix of skills and expertise; (b) To retain and terminate any search firm to be used to identify director candidates, as it may deem appropriate in its discretion; (c) To solicit the views of the Chief Executive Officer, other members of the Company’s senior management, and other members of the Board regarding the qualifications and suitability of candidates; (d) To establish policies and procedures for the evaluation of candidates put forth by the Company’s stockholders; (e) To review and recommend to the full Board a set of corporate governance principles and a code of business conduct and ethics applicable to the Board and the Company, and, if deemed necessary by the Board, propose from time to time any amendments to such principles and such code; (f) To oversee and evaluate compliance by the Board and management of the Company with the Company’s corporate governance principles and ethics standards and its code of conduct. The Nomination and Governance Committee’s role also includes periodically reviewing the compensation paid to non-employee directors, and making recommendations to the Board for any adjustments. In addition, the Chair of the Nomination and Governance Committee acts as the lead independent director and is responsible for leading the Board of Directors’ annual review of the chief executive officer’s performance. The specific responsibilities and functions of the Nomination and Governance Committee are delineated in the Nomination and Governance Committee Charter, which may be viewed at www.mrv.com/investor.

          Nominees for the Board of Directors should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment and integrity. The Nomination and Governance Committee annually reviews with the Board the applicable skills and characteristics required of Board nominees in the context of current Board composition and Company circumstances. In making its recommendations to the Board, the Nomination and Governance Committee considers, among other things, the qualifications of individual director candidates. The Nomination and Governance Committee works with the Board to determine the appropriate characteristics, skills, and experiences for the Board as a whole and its individual members with the objective of having a Board with business experience, diversity, and personal skills in technology, finance, marketing, international business, financial reporting and other areas that are expected to contribute to an effective Board. In evaluating the suitability of individual Board members, the Board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of the Company’s business and technology; educational and professional background; and personal accomplishment. The Board evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best perpetuate the success of the Company’s business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. In determining whether to recommend a director for re-election, the Nomination and Governance Committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

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

     Compensation Committee Interlocks And Insider Participation

          No member of the Compensation Committee was, during 2004, an officer or employee of MRV or any of its subsidiaries; or was formerly an officer of MRV or any of its subsidiaries. During 2004, no executive officer of MRV served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information known to MRV with respect to beneficial ownership of MRV common stock as of February 15, 2005 for (i) each current director, (ii) MRV’s Chief Executive Officer and each of the Named Executive Officers and (iii) all executive officers and directors as a group. The table below indicates the number of shares owned by each person known to MRV to be the beneficial owner of 5% or more of the outstanding shares of MRV’s common stock.

          Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned. The number of shares beneficially owned by each person or group as of February 15, 2005 includes shares of common stock that such person or group had the right to acquire on or within 60 days after February 15, 2005, including, but not limited to, upon the exercise of options. References to options in the footnotes of the table below include only options to purchase shares that were exercisable on or within 60 days after February 15, 2005. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 104,135,290 shares of common stock outstanding on February 15, 2005 plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after February 15, 2005.

		Common Stock
Name and Address (1) of Beneficial	Number of		Percentage
Owner or Identity of Group	Shares		Ownership

Deutsche Bank, AG London Branch
31 West 52nd Street, New York, NY 10019	9,913,794	(2)	8.7%
Shlomo Margalit	3,245,660		3.0%
Noam Lotan	1,527,690	(3)	1.4
Shay Gonen	146,900	(4)	*
Near Margalit	104,500	(5)	*
Igal Shidlovsky	238,150	(6)	*
Guenter Jaensch	139,750	(5)	*
Professor Daniel Tsui	137,465	(7)	*
Professor Baruch Fischer	127,250	(5)	*
All executive officers and directors as a group	5,667,365	(8)	5.2

*	Less than 1%

(1)	Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares listed. Unless otherwise indicated in the table above, the address of each person is c/o MRV Communications, Inc., 20415 Nordhoff Street, Chatsworth, California 91311.

(2)	Consists of shares issuable upon conversion of MRV’s $23.0 million principle amount of five-year 5% convertible notes due June 2008 that MRV sold in June 2003. The notes are convertible at any time prior to maturity into MRV’s common stock at a conversion price of $2.32 per share.

(3)	Includes 79,650 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2005.

(4)	Includes 144,750 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2005.

(5)	Consists of shares issuable pursuant to stock options exercisable within 60 days of February 15, 2005.

(6)	Includes 231,350 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2005.

(7)	Includes 137,250 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2005.

(8)	Includes 964,500 shares issuable pursuant to stock options exercisable within 60 days of February 15, 2005.

     Equity Compensation Plan Information

          The table below set forth information with respect to shares of common stock that may be issued under our stock option and warrant plans as of December 31, 2004.

Number of Securities
	Number of		Remaining Available for
	Securities to be		Future Issuance Under
	Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options	Outstanding Options	securities reflected in
Plan Category	and Warrants	and Warrants	column (a))

	(a)	(b)	(c)
Stock option and warrant plans approved by security holders (1)	2,743,275	$4.17	1,066,083

Stock option and warrant plans not approved by security holders (2),(3)	8,219,507	$3.49	3,758,894

Total	10,962,782	$3.66	4,824,977

(1)	Includes the:

▪	1992 Stock Option Plan (no securities available for future issuance); and

▪	1997 Incentive and Nonstatutory Stock Option Plan.

(2)	Includes the:

▪	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan

▪	1998 Nonstatutory Stock Option Plan (no securities available for future issuance);

▪	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc. (no securities available for future issuance);

▪	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation (no securities available for future issuance);

▪	MRV Communications, Inc. 2002 International Stock Option Plan (no securities available for future issuance);

▪	Warrants provided to Nathan Shilo as trustee for employees and designated consultants of NBase Communications, Ltd. exercisable on July 19, 1996, July 13, 1997, July 13, 1998, February 1, 1998, January 2, 1998 and January 4, 1999 (no securities available for future issuance);

▪	Italian Employees Warrant Program (no securities available for future issuance);

▪	Stock option issued and outstanding on the effective date of the merger of LuminentOIC under the LuminentOIC Amended and Restated 2000 Stock Option Plan that were assumed by MRV and are exercisable for 0.43 shares of Common Stock for each share of LuminentOIC held under the relevant option (no securities available for future issuance);

▪	MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of LuminentOIC, Inc. (no securities available for future issuance); and

▪	2000 MRV Communications, Inc. Stock Option Plan for Employees of Optronics International Corp. (no securities available for future issuance).

(3)	See Note 15, “Stockholders’ Equity — Stock Options” to the Financial Statements included in Item 8 — Financial Statements and Supplementary Data.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Ernst & Young LLP has audited MRV’s consolidated financial statements annually since 2002. The following is a summary of the fees billed to MRV by Ernst & Young LLP and Arthur Andersen LLP for professional services rendered for the years ended December 31, 2003 and 2002:

Fee Category	2004	2003

Audit Fees	$1,638,000	$628,000
Audit-Related Fees	9,000	24,000
Tax Fees	118,000	218,000
All Other Fees	—	—

Total	$1,765,000	$870,000

          Audit Fees. Consists of fees billed for professional services rendered for the audits of MRV’s consolidated financial statements and internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated:

Form 10-K
Page No.

Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	45
Statement of Operations for the years ended December 31, 2004, 2003 and 2002,	46
Balance Sheets as of December 31, 2004 and 2003	47
Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended
December 31, 2004, 2003 and 2002,	49
Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002,	49
Notes to Financial Statements	53

          (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.2	Certificate of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.3	Certificate of Merger Merging LuminentOIC, Inc. into MRV Sub Corp. (incorporated by reference to Exhibit 4.1 of MRV’s 8-K filed with the SEC on January 8, 2002).

3.1	Certificate of Incorporation, as amended (incorporated by referenced to Exhibit 3a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

Exhibit No.	Description

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996 (incorporated by reference to Exhibit 3.2 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996 (incorporated by reference to Exhibit 3.3 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 19, 1998 (incorporated by reference to Exhibit 3.4 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 11, 2000 (incorporated by reference to Exhibit 3.5 of MRV’s Form 10-K for the year ended December 31, 2000 filed April 17, 2001).

3.6	Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant’s Registration Statement on Form S-3 (File No. 333-64017).

10.1	Key Employee Agreement between MRV and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.2	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516)).

10.3	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.4	Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.5	Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.6	Form of Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516)).

10.7	Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between MRV and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed April 15, 1997).

Exhibit No.	Description

10.7.1	Amendment to Lease between Nordhoff Industrial and the Registrant dated December 14, 2001 relating to premises located at 20415 Nordhoff Street (incorporated by reference to Exhibit 10.65 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.8	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on November 14, 2001).

10.9	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 24, 1999 (file no. 333-87735)).

10.10	Securities Purchase Agreement dated as of June 1, 2003 between MRV Communications, Inc. and Deutsche Bank AG, London Branch, with form of Convertible Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.11	Amendment #1 to Convertible Note dated as of June 13, 2003 (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed with the SEC on June 16, 2003 (file no. 333-106169)).

10.12	Registration Rights Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.13	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

10.14	Form of Stock Option Agreement for the Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

25.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

     (b) One report on Form 8-K was filed during the period covered by this Report. That Form 8-K Report, dated October 21, 2004 and filed on October 25, 2004, reported matters under Items 2.02, 8.01 and 9.01.

SIGNATURE

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2005.

MRV COMMUNICATIONS, INC
By:	/s/ Noam Lotan
Noam Lotan
President and Chief Executive Officer

By:	/s/ Shay Gonen
Shay Gonen
Chief Financial Officer

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noam Lotan, his true and lawful attorney-in-fact and agent with full power of power substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Noam Lotan (Noam Lotan)	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2005

/s/ Shlomo Margalit (Shlomo Margalit)	Chairman of the Board, Chief Technology Officer, and Secretary	March 7, 2005

/s/ Shay Gonen (Shay Gonen)	Chief Financial Officer (Principal Finance and Accounting Officer)	March 7, 2005

/s/ Igal Shidlovsky (Igal Shidlovsky)	Director	March 7, 2005

/s/ Guenter Jaensch (Guenter Jaensch)	Director	March 7, 2005

/s/ Daniel Tsui (Daniel Tsui)	Director	March 7, 2005

/s/ Baruch Fischer (Baruch Fischer)	Director	March 7, 2005