Form 10-Q
period 2005-03-31
MRV COMMUNICATIONS INC
filed 2005-05-10
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to

Commission file number 0-25678

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	identification No.)

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

     As of April 15, 2005, there were 104,278,615 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.

Form 10-Q, March 31, 2005

     As used in this Report, “we, “us,” “our,” “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

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

     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the three months then ended.

     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

For the three months ended March 31:	2005	2004

	(Unaudited)
Revenue	$62,007	$59,614
Cost of goods sold	40,963	39,189

Gross profit	21,044	20,425

Operating costs and expenses:
Product development and engineering	6,531	6,338
Selling, general and administrative	18,280	18,150

Total operating costs and expenses	24,811	24,488

Operating loss	(3,767)	(4,063)

Interest expense	(786)	(593)
Other income, net	485	418

Loss before taxes	(4,068)	(4,238)

Provision for taxes	2,369	539

Net loss	$(6,437)	$(4,777)

Earnings per share:
Basic and diluted loss per share	$(0.06)	$(0.05)
Weighted average number of shares:
Basic and diluted	104,144	105,504

The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	March 31,	December 31,
At:	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,599	$77,226
Short-term marketable securities	1,208	3,395
Time deposits	1,679	1,559
Accounts receivable, net	68,110	80,755
Inventories	44,338	42,264
Deferred income taxes	162	2,395
Other current assets	9,669	8,939

Total current assets	199,765	216,533

Property and equipment, net	17,421	19,089

Goodwill	29,965	29,965

Long-term marketable securities	1,750	1,839

Deferred income taxes	629	—

Investments	3,063	3,063

Other assets	1,477	1,589

	$254,070	$272,078

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$84	$92
Short-term obligations	23,378	25,194
Accounts payable	38,071	43,209
Accrued liabilities	24,538	26,915
Deferred revenue	4,628	4,556
Other current liabilities	2,440	2,572

Total current liabilities	93,139	102,538

Long-term debt	86	112

Convertible notes	23,000	23,000

Other long-term liabilities	5,587	5,551

Minority interest	5,017	5,318

Commitments and contingencies

MRV Communications, Inc.

Condensed Balance Sheets

(In thousands, except par values)

	March 31,	December 31,
At:	2005	2004

	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 105,601 shares in 2005 and 105,426 shares in 2004
Outstanding — 104,248 shares in 2005 and 104,073 shares in 2004	176	176
Additional paid-in capital	1,155,843	1,155,474
Accumulated deficit	(1,021,547)	(1,015,110)
Treasury stock — 1,353 shares in 2005 and 2004	(1,352)	(1,352)
Accumulated other comprehensive loss	(5,879)	(3,629)

Total stockholders’ equity	127,241	135,559

	$254,070	$272,078

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

For the three months ended March 31:	2005	2004

Cash flows from operating activities:
Net loss	$(6,437)	$(4,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,983	2,136
Amortization of deferred stock expense, net of forfeited options	—	148
Provision for doubtful accounts	144	130
Deferred income taxes	1,604	706
(Gain) loss on disposition of property and equipment	(13)	120
Minority interests’ share of income	(301)	(201)
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	(115)	152
Accounts receivable	10,339	4,084
Inventories	(2,755)	(5,341)
Other assets	(519)	1,109
Accounts payable	(4,771)	(2,410)
Accrued liabilities	(1,959)	(2,185)
Deferred revenue	145	(18)
Other current liabilities	356	(444)

Net cash used in operating activities	(2,299)	(6,791)

Cash flows from investing activities:
Purchases of property and equipment	(569)	(631)
Proceeds from sale of property and equipment	42	153
Proceeds from maturity of investments	2,276	(240)

Net cash provided by (used in) investing activities	1,749	(718)

Cash flows from financing activities:
Net proceeds from issuance of common stock	369	304
Borrowings on short-term obligations	12,848	14,450
Payments on short-term obligations	(14,013)	(15,538)
Payments on long-term obligations	126	(22)
Other long-term liabilities	(111)	(143)

Net cash used in financing activities	(781)	(949)

Effect of exchange rate changes on cash and cash equivalents	(1,296)	573

Net decrease in cash and cash equivalents	(2,627)	(7,885)

Cash and cash equivalents, beginning of year	77,226	87,602

Cash and cash equivalents, end of year	$74,599	$79,717

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

March 31, 2005

1. Earnings (Loss) Per Share and Stock-Based Compensation

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 11.3 million and 10.2 million shares for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) and 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 (“1998 Notes”) were not included in the computation of loss per share as they are anti-dilutive.

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

          SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for the periods presented below would have increased to the following pro forma amounts (in thousands, except per share data):

For the three months ended March 31:	2005	2004

Net loss, as reported	$(6,437)	$(4,777)
Add: Stock-based employee compensation expense (income) included in reported net loss	—	148
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,331)	(4,998)

Pro forma net loss	$(8,768)	$(9,627)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.06)	$(0.05)
Basic and diluted net loss per share – pro forma	$(0.08)	$(0.09)

          The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility ranging from 61% to 85% for all periods, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 2.68% to 6.73% for all periods.

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

          Business segment revenues are as follows (in thousands):

For the three months ended March 31:	2005	2004

Networking group	$50,162	$49,855
Optical components group	13,054	10,309
Development stage enterprise group	—	—

	63,216	60,164
Intersegment adjustment	(1,209)	(550)

Total	$62,007	$59,614

          Revenues by product line are as follows (in thousands):

For the three months ended March 31:	2005	2004

Fiber optic components	$12,230	$11,180
Switches and routers	11,962	12,746
Console management products	4,340	5,459
Physical layer products	17,946	17,492
Services	6,002	4,940
Other networking products	9,527	7,797

Total	$62,007	$59,614

          For the three months ended March 31, 2005 and 2004, MRV had no single customer that accounted for 10% or more of revenues. As of March 31, 2005 and December 31, 2004, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.

          A summary of external revenue by geographical region is as follows (in thousands):

For the three months ended March 31:	2005	2004

Americas	$17,711	$14,161
Europe	41,269	41,665
Asia Pacific	2,872	3,566
Other regions	155	222

Total	$62,007	$59,614

          A summary of long-lived assets, consisting principally of property and equipment, by geographical region is as follows (in thousands):

	March 31,	Dec. 31,
At:	2005	2004

Americas	$1,831	$1,955
Europe	7,501	8,136
Asia Pacific	8,089	8,998
Other regions	—	—

Total $	17,421	$19,089

          Business segment operating loss is as follows (in thousands):

For the three months ended March 31:	2005	2004

Networking group	$(602)	$(1,587)
Optical components group	(2,730)	(1,867)
Development stage enterprise group	(435)	(609)

Total	$(3,767)	$(4,063)

          Loss before provision for income taxes is as follows (in thousands):

For the three months ended March 31:	2005	2004

Domestic	$(3,155)	$(2,687)
Foreign	(913)	(1,551)

Total	$(4,068)	$(4,238)

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

          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of March 31, 2005 and December 31, 2004. As of March 31, 2005 and December 31, 2004, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2005. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.

4. Inventories

          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	March 31,	Dec. 31,
At:	2005	2004

Raw materials	$7,611	$7,272
Work-in process	9,840	10,055
Finished goods	26,887	24,937

Total	$44,338	$42,264

5. Restructuring Costs

          During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $557,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.

6. Product Warranty and Indemnification

          FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

          The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of March 31, 2005 and 2004, MRV’s product warranty liability recorded in accrued liabilities was $2.4 million and $2.5 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

For the three months ended March 31:	2005	2004

Beginning balance	$2,456	$2,535
Cost of warranty claims	(437)	(466)
Accruals for product warranties	413	458

Ending balance	$2,432	$2,527

          MRV’s accrues for warranty costs as part of its cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

          In the normal course of business to facilitate sales of its products, MRV indemnifies other parties, including customers, lessors and parties to other transactions with MRV, with respect to certain matters. MRV has agreed to hold the other party harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, MRV has entered into indemnification agreements with its officers and directors, and MRV’s bylaws contain similar indemnification obligations to MRV’s agents.

          MRV cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Over at least the last decade, MRV has not incurred any significant expense as a result of agreements of this type. Accordingly, MRV has not accrued any amounts for such indemnification obligations. However, there can be no assurances that MRV will not incur expense under these indemnification provisions in the future.

7. Stock Repurchase Program

          On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. MRV did not repurchase any of its common stock during 2004 or the three months ended March 31, 2005. Total share repurchases under this program through March 31, 2005 were 1,305,000 shares of common stock at a cost of $1.2 million.

8. Comprehensive Income (Loss)

          The components of comprehensive income (loss) were as follows (in thousands):

For the three months ended March 31:	2005	2004

Net loss	$(6,437)	$(4,777)
Foreign currency translation	(2,250)	573

Total	$(8,687)	$(4,204)

9. Supplemental Statement of Cash Flow Information (in thousands)

For the three months ended March 31:	2005	2004

Cash paid during the period for interest	$776	$539
Cash paid during the period for taxes	$441	$551

10. Recently Issued Accounting Pronouncements

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

          In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until 2006 for calendar year companies such as MRV. Consistent with the new rule, MRV intends to adopt SFAS No. 123(R) in the first quarter of 2006 unless the compliance date is again postponed by the SEC. MRV is currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had MRV adopted this pronouncement in prior periods, the impact would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 1, Earnings (Loss) Per Share and Stock-Based Compensation – Stock-Based Compensation.

11. Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include the increase in accounts receivable and short-term obligations in the amount of $17.2 million at March 31, 2004, relating to the recording of accounts receivable financing transactions with recourse, which were previously recorded as sales of accounts receivable with recourse.

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

          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended March 31, 2005 and 2004, foreign revenues constituted 71% and 76%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.

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

          Goodwill and Other Intangibles. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives over their useful lives.

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

Currency Rate Fluctuations

          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. At March 31, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004. We incurred approximately 45% of our operating expenses in currencies other than the U.S. dollar in the first quarter of 2005. In general, these currencies were stronger against the U.S. dollar during the first quarter of 2005 compared to the first quarter of 2004, so revenues and expenses in these countries translated into more dollars than they would have in the first quarter of 2004. Additional discussion of foreign currency risk and other market risks is included in “Item 7a. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot

          The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

For the three months ended March 31:	2005		2004
	$	%	$	%

Revenue (1)	$62,007	100%	$59,614	100%

Networking group	50,162	81	49,855	84
Optical components group	13,054	21	10,309	17

Gross margin (2)	21,044	34	20,425	34

Networking group	20,043	40	18,645	37
Optical components group	1,001	8	1,780	17

Operating costs and expenses (2)	24,811	40	24,488	41

Networking group	20,645	41	20,232	41
Optical components group	3,731	29	3,647	35
Development stage enterprise group	435	NM	609	NM

Operating loss (2)	(3,767)	(6)	(4,063)	(7)

Networking group	(602)	(1)	(1,587)	(3)
Optical components group	(2,730)	(21)	(1,867)	(18)
Development stage enterprise group	(435)	NM	(609)	NM

NM – not meaningful

(1) Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2) Statement of Operations data express percentages as a percentage of revenue. Statement of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the Development stage enterprise group in 2005 or 2004.

          The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended March 31, 2005 (“2005”) Compared
To Three Months Ended March 31, 2004 (“2004”)

     Revenue

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (2)

Networking group	$50,162	$49,855	$307	1%	(3)%
Optical components group	13,054	10,309	2,745	27	22
Development stage enterprise group	—	—	—	—	—

	63,216	60,164	3,052	5	1
Adjustments (1)	(1,209)	(550)	(659)	120	120

Total	$62,007	$59,614	$2,393	4	—

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Revenues for 2005 increased $2.4 million, or 4%, to $62.0 million from $59.6 million for 2004. On a product-line basis, we realized increases in revenues from sales of our other networking products which include specialized networking products for defense, aerospace and other applications, including cellular communications, services and fiber optic components. Sales of our other networking products and services generated the largest year-over-year gains on a percentage of revenue and absolute-dollar basis. The weakening of the U.S. dollar year-over-year compared with the currencies of certain European countries in which we do business contributed to the year-over-year increase in revenues. On a constant currency basis, revenues remained constant. Geographically, revenues increased 25% in the Americas. The increased revenue in the Americas is largely due to shipments of optical components used by those customers in the early stages of deploying FTTP networks. For 2005, 40% of our revenues were generated from the sale of third-party products through our system integration and distribution offices as compared to 45% of our revenues in 2004. Revenues generated from internally produced products increased $4.7 million during 2005.

          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $307,000, or 1%, to $50.2 million for 2005 as compared to $49.9 million for 2004. The increase is due to increases in sales of our other networking products, services and physical layer products. Sales of our other networking products and services generated the largest percentage gains year-over-year. The effect of currency fluctuations contributed $1.9 million to the year-over-year increase in revenues. On a constant currency basis, revenues decreased 3%. External revenues generated from the sales of our other networking products increased $1.7 million, or 22%, to $9.5 million for 2005 compared to $7.8 million for 2004. External revenues generated from the sales of services increased $1.1 million, or 21%, to $6.0 million for 2005 as compared to $4.9 million for 2004. External revenues generated from the sales of our physical layer products increased $454,000, or 3%, to $17.9 million for 2005 compared to $17.5 million for 2004. Our increase in revenues from our networking group was partially offset by decreases in the sales of our console management products and switches and routers, which decreased 20% and 6%, respectively, year-over-year.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group increased $2.7 million, or 27%, to $13.1 million for 2005 as compared to $10.3 million for 2004. We attribute the increase in revenue to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services currently offered by telecommunication providers. FTTP will allow these providers to offer superior services at very competitive prices. Shipments of FTTP products for 2005 totaled approximately $8 million, compared to only $4 million for 2004. Recent announcements suggest that FTTP deployments in North America made services available to approximately one million homes during the full year of 2004 and that continuing deployments are expected to make FTTP services available to at least two million residences by the end of 2005; however the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow during the later part of 2005 and beyond. However, this forward looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations contributed approximately $500,000 to the year-over-year increase in revenues. On a constant currency basis, revenues increased 22%.

          Development Stage Enterprise Group. No revenues were generated by these entities for 2005 and 2004.

     Gross Profit

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$20,043	$18,645	$1,398	8%	4%
Optical components group	1,001	1,780	(779)	(44)	(46)
Development stage enterprise group	—	—	—	—	—

Total	$21,044	$20,425	$619	3	—

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Gross profit for 2005 was $21.0 million, compared to gross profit of $20.4 million for 2004. Gross profit increased $619,000, or 3%, in 2005 compared to 2004. Our gross margin for 2005 remained constant at 34%. The increase in gross profit is the result of the increase in revenue and the composition of product sales, primarily the increase in internally produced products. Revenues generated from internally produced products increased $4.7 million during 2005, which generate gross margins at rates higher than our company-wide averages. The effect of currency fluctuations also contributed to the year-over-year increase in gross profit. On a constant currency basis, gross profit remained constant.

          Networking Group. Gross profit for our networking group was $20.0 million for 2005 compared to $18.6 million for 2004. Gross margins improved to 40% for 2005, compared to gross margin of 37% for 2004. We attribute the improvement in gross margin during 2005 to the composition of our product revenue, specifically the increase in sales of our internally produced products. Gross margins generated from these product sales are at rates higher than our company-wide averages. The effect of currency fluctuations also contributed $600,000 to the year-over-year increase in gross profit. On a constant currency basis, gross profit increased 4%.

          Optical Components Group. Gross profit for 2005 was $1.0 million, compared to $1.8 million for 2004, a decrease of $780,000. Gross margins declined to 8% for 2005, compared to gross margin of 17% for 2004. The decline in gross profit and margin is largely due the composition of products sold, including a decrease in certain higher margin legacy products. Gross margins were also impacted by price erosion on certain product groups. In an effort to improve gross margins, we are continuing our transition of volume manufacturing to our Taiwanese optical components facility and to third-party contract manufacturers in China which we expect to result in savings in direct labor costs in manufacturing in the later part of 2005. Further, we continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.

          Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were produced by these entities for 2005 and 2004.

     Operating Costs and Expenses

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$20,645	$20,232	$413	2%	(1)%
Optical components group	3,731	3,647	84	2	—
Development stage enterprise group	435	609	(174)	(29)	(29)

Total	$24,811	$24,488	$323	1	(1)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Operating costs and expenses were $24.8 million, or 40% of revenues, for 2005, compared to $24.5 million, or 41% of revenues, for 2004. Operating costs and expenses increased $323,000, or 1%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses decreased 1%.

          Networking Group. Operating costs and expenses for 2005 were $20.6 million, or 41% of revenues, compared to $20.2 million, or 41% of revenues, for 2004. Operating costs and expenses increased $413,000, or 2%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses decreased 1%.

          Optical Components Group. Operating costs and expenses for 2005 were $3.7 million, or 29% of revenues, compared to $3.6 million, or 35% of revenues, for 2004. Operating costs and expenses increased nominally $84,000, or 2%, in 2005 compared to 2004. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in operating costs and expenses in absolute dollars.

          Development Stage Enterprise Group. Operating costs and expenses for 2005 were $435,000, compared to $609,000 for 2004. Operating costs and expenses decreased $174,000, or 29%, in 2005 compared to 2004. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant head count reductions to align these costs with current development activities.

     Operating Loss

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$(602)	$(1,587)	$985	(62)%	(58)%
Optical components group	(2,730)	(1,867)	(863)	46	44
Development stage enterprise group	(435)	(609)	174	(29)	(29)

Total	$(3,767)	$(4,063)	$296	(7)	(6)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          We reported an operating loss of $3.8 million, or 6% of revenues, for 2005 compared to $4.1 million, or 7% of revenues, for 2004. We reduced our operating loss by $296,000, or 7%, in 2005 compared to 2004. This improvement is the result of our cost containment efforts in line with current operations along with our overall increase in sales and gross profit, primarily through our networking group. The effect of currency fluctuations did not have a significant impact on the year-over-year improvement, i.e., decrease, in our operating loss. On a constant currency basis, our operating loss improved 6%.

          Networking Group. Our networking group reported an operating loss totaling $602,000, or 1% of revenues, for 2005, compared to an operating loss of $1.6 million, or 3% of revenues, for 2004, an improvement of $1.0 million. This improvement is the result of our increased sales and gross profit, specifically the increase in sales of our internally produced products. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.

          Optical Components Group. Our optical components group reported an operating loss of $2.7 million, or 21% of revenues, for 2005, compared to $1.9 million, or 18% of revenues, for 2004. Our operating loss increased $863,000, or 46%, in 2005 compared to 2004. The increase in operating loss was the result of the decrease in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in our operating loss in absolute dollars.

          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $435,000 for 2005, compared to $609,000 for 2004. Our operating loss declined $174,000, or 29%, in 2005 compared to 2004. The improvement is the result of a significant reduction in spending for operating costs and expenses.

     Interest Expense And Other Income (Expense), Net

          Interest expense was $786,000 and $593,000 for 2005 and 2004, respectively. Interest expense increased in 2005 due to an increase in short-term obligations over the same period last year. Other income (expense), net principally includes interest income on cash and investments totaling $485,000 and $418,000 for 2005 and 2004, respectively.

     Provision For Taxes

          The provision for income taxes for 2005, was $2.4 million, compared to $539,000 for 2004. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax. During 2005, we reduced the value of certain deferred tax assets associated with foreign jurisdictions.

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

          In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until 2006 for calendar year companies such as MRV. Consistent with the new rule, we intend to adopt SFAS No. 123(R) in the first quarter of 2006 unless the compliance date is again postponed by the SEC. We are currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 1, “Earnings (Loss) Per Share and Stock-Based Compensation – Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

          We had cash and cash equivalents of $74.6 million as of March 31, 2005, a decrease of $2.6 million from the cash and cash equivalents of $77.2 million as of December 31, 2004. The decrease in cash and cash equivalents is primarily the result of cash used in our operations, timing of cash collections from customers, cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (in thousands):

	March 31,	December 31,
At:	2005	2004

Cash
Cash and cash equivalents	$74,599	$77,226
Short-term marketable securities	1,208	3,395
Time deposits	1,679	1,559
Long-term marketable securities	1,750	1,839

	79,236	84,019

Debt
Current portion of long-term debt	84	92
5% convertible notes due 2008	23,000	23,000
Short-term obligations	23,378	25,194
Long-term debt	86	112

	46,548	48,398

Excess cash versus debt	$32,688	$35,621

Ratio of cash versus debt (1)	1.7:1	1.7:1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

     Working Capital

	March 31,	December 31,
At:	2005	2004

Current assets	$199,765	$216,533
Current liabilities	93,139	102,538

Working capital	$106,626	$113,995

Current ratio	2.1:1	2.1:1

          Current assets decreased $16.8 million due to decreases in substantially all current asset categories with accounts receivables representing the largest decrease, partially offset by increases in inventories and prepaid and other current assets. The decreases were also affected by changes in foreign currency. Fluctuations in current assets are typically due to the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.

          Current liabilities decreased $9.4 million due to decreases in substantially all current liability categories with accounts payable, short-term obligations and accrued liabilities representing the largest decreases. These decreases were also affected by changes in foreign currency. Fluctuations in current liabilities are typically due to the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred income, income tax liabilities and the effects of changes in foreign currency.

     Cash Flow

For the three months ended March 31:	2005	2004 (1)

Net cash provided by (used in):
Operating activities	$(2,299)	$(6,791)
Investing activities	1,749	(718)
Financing activities	(781)	(949)
Effect of exchange rate changes on cash and cash equivalents	(1,296)	573

Net change in cash and cash equivalents	$(2,627)	$(7,885)

(1)	Reclassified to conform with 2005 presentation.

          Cash Flows Related to Operating Activities. Cash used in operating activities was $2.3 million for the three months ended March 31, 2005, compared to cash used in operating activities of $6.8 million for the three months ended March 31, 2004. Cash used in operating activities is a result of our net loss of $6.4 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, deferred stock expense, deferred income taxes and losses on the disposition of fixed assets. Decreased accounts receivables positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in time deposits, inventories and other assets and decreases in accounts payable, accrued liabilities and other current liabilities. The decrease in accounts receivables is due to a sequential decrease in quarterly revenues and collection efforts. The increase in inventories is primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Decreases in accounts payable are the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.

          Cash Flows Related to Investing Activities. Cash provided by investing activities was $1.7 million for the three months ended March 31, 2005, compared to cash used in investing activities totaling $718,000 for the three months ended March 31, 2004. Cash provided by investing activities for 2005 was primarily the result of maturities of investments, partially offset by capital expenditures. As of March 31, 2005, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period resulted from the purchase of short-term and long-term marketable securities and cash used for capital expenditures.

          Cash Flows Related to Financing Activities. Cash flows used in financing activities were $781,000 for the three months ended March 31, 2005, as compared to cash flows used in financing activities of $949,000 for the year ended March 31, 2004. Cash used in financing activities was primarily the result of our payments on our short-term and long-term obligations, offset by net proceeds from the exercise of employee stock options and increases in other long-term liabilities. Cash flows used in financing activities for the prior period represent the cash paid on borrowings, partially offset by net proceeds from the exercise of employee stock options.

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

     Contractual Cash Obligations

          The following table illustrates our total contractual cash obligations as of March 31, 2005 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$23,378	$23,378	$—	$—	$—
Long-term debt	170	84	86	—	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	7,282	6,914	11	—	357
Operating leases	26,343	4,369	7,934	5,619	8,421

Total contractual cash obligations	$80,173	$34,745	$8,031	$28,619	$8,778

          Our total contractual cash obligations as of March 31, 2005, were $80.2 million, of which, $34.7 million are due by December 31, 2005. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.

          We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. We are limited in the amount of debt financing we may obtain and the price per share of our common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For a discussion of these limitations and other restrictions of our 5% convertible notes due June 2008, see the discussion below under “Certain Risk Factors That Could Affect Future Results – Our 2003 Notes Provide For Various Events Of Default That Would Entitle The Holders To Require Us To Immediately Repay The Outstanding Principal Amount, Plus Accrued And Unpaid Interest, In Cash” and – “If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected. The Recent Market Price Of Our Common Stock Restricts Our Ability To Raise Equity Capital.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

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

     We reported losses for the years ended December 31, 2004, 2003 and 2002 and have not achieved profitability for a full year since 1997. We incurred a net loss for the three months ended March 31, 2005 and we anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.

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

In The Event Of A Change Of Control, Holders Of The 2003 Notes Have The Option To Require Immediate Repayment Of The 2003 Notes At A Premium And This Right Could Prevent A Takeover Otherwise Favored By Stockholders.

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

Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.

     Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.5% of the outstanding shares of our common stock on April 15, 2005 (or 8.7% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

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

We Face Risks From Our International Operations.

     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004	2003	2002

Percentage of total revenue from foreign sales	71%	76%	77%	78%	74%

     We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. LuminentOIC has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both LuminentOIC and we make sales of our products in the People’s Republic of China. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:

-	greater difficulty in accounts receivable collection and longer collection periods;

-	the impact of recessions in economies outside the United States;

-	unexpected changes in regulatory requirements;

-	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

-	difficulties in managing operations across disparate geographic areas;

-	difficulties associated with enforcing agreements through foreign legal systems;

-	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

-	higher credit risks requiring cash in advance or letters of credit; — potentially adverse tax consequences;

-	unanticipated cost increases;

-	unavailability or late delivery of equipment;

-	trade restrictions;

-	limited protection of intellectual property rights;

-	unforeseen environmental or engineering problems; and

-	personnel recruitment delays.

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

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. The Financial Accounting Standards Board’s recent change to mandate the expensing of stock options will require us to record charges to earnings for stock option grants to employees and directors and will adversely affect our financial results after we implement the new pronouncement, which we expect will be in the first quarter of 2006 unless the compliance date to implement this accounting change is again postponed by the SEC.

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

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected. The Recent Market Price Of Our Common Stock Restricts Our Ability To Raise Equity Capital.

     We incurred net losses in 2004, 2003 and 2002 and in the first quarter of 2005, and our combined cash and short-term investments declined in each of those years as well. Our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined at March 31, 2005 by approximately $4.8 million, or approximately 6%, since December 31, 2004. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. Moreover, covenants in our Notes preclude us from issuing our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common stock at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases. The conversion price of our Notes currently in effect is $2.32 per share and the recent market prices of our common stock were well below the conversion price, which renders it highly unlikely that we could conduct an equity financing without triggering a default of our Notes or the need to seek a waiver from the holder, which may not be obtainable. A continuing inability to raise financial capital would limit our operating flexibility.

If The Price Of Our Common Stock Trades Below $1.00 Per Share For A Prolonged Period, Our Common Stock May Be Delisted From Nasdaq

     Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Stock Market. The standards for continued listing require, among other things, that the minimum bid price for the listed common stock be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the minimum bid-price requirement for 30 consecutive trading days and results in the issuer receiving notice from Nasdaq of that deficiency. After receiving notice of deficiency from Nasdaq, the issuer’s common stock would generally have to trade at or above the $1.00 minimum bid price for 10 consecutive trading days during a 180-cure period or risk being delisted from Nasdaq.

     On May 5, 2005, the bid price of our common stock reached a 52-week low of $1.68 per share. If current economic or market conditions or other factors cause the bid price of our common stock to fall below $1.00 per share and if that deficiency were sustained beyond the periods permitted by Nasdaq’s maintenance rules, it could result in our common stock being delisted from the Nasdaq Stock Market. In that event, public trading, if any, in our common stock would be limited to the over-the-counter markets in the so-called “pink sheets” or the NASD’s OTC Electronic Bulletin Board. Consequently, the liquidity of our common stock could be impaired and the ability of holders to sell our stock could be adversely affected as would our ability to raise additional capital.

It Is An Event Of Default Under Our Notes If Our Common Stock Were Delisted From The Nasdaq Stock Market. Further, If The Nasdaq Stock Market Delisted Our Common Stock We Could Become Subject To The SEC’s Penny Stock Rules. In That Event, Because Of The Burden Placed On Broker-Dealers To Comply With The Rules Applicable To Penny Stocks, Investors May Have Difficulty Selling Our Common Stock In The Open Market.

     We would be in default under our Notes, if our common stock is delisted from the Nasdaq Stock Market. In that case, each holder of Notes has the right to require us to repay the outstanding principal amount of the Notes, plus accrued and unpaid interest.

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

     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed interest rates. To date, we have not entered into any derivative instruments, however, as we continue to monitor our risk profile, we may enter into additional hedging instruments in the future.

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

     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At March 31, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004.

     We incurred approximately 45% of our operating expenses in currencies other than the U.S. dollar in the first quarter of 2005. In general, these currencies were stronger against the U.S. dollar during the first quarter of 2005 compared to the first quarter of 2004, so revenues and expenses in these countries translated into more dollars than they would have in the first quarter of 2004. For the first quarter of 2005, we had approximately $5.7 million of operating expenses that were settled in the Euro. For this same period, we had approximately $2.7 million of operating expenses hat were settled in Swiss Francs, $1.7 million of operating expenses settled in Swedish Krona and $1.3 million of operating expenses settled in the Taiwan dollar. Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the three months ended March 31, 2005, our costs would have increased approximately $570,000 related to expenses settled in Euros, approximately $260,000 related to expenses settled in Swiss Francs, approximately $170,000 in expenses settled in Swedish Kronas and approximately $140,000 in expenses settled in the Taiwan dollar.

     As of March 31, 2005, we held as part of our cash and cash equivalents $4.0 million of Euros, $4.7 million of Swiss Francs, $3.4 million of Swedish Kronas and $440,000 of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.

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

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2005.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer