Form 10-Q
period 2005-06-30
MRV COMMUNICATIONS INC
filed 2005-07-29
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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
Registrant’s telephone number, including area code: (818) 773-0900
     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 9134 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     As of July 15, 2005, there were 104,417,415 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Form 10-Q, June 30, 2005
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
     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the three and six months then ended.
     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.
Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
		(Unaudited)
Revenue	$64,647	$67,231	$126,654	$126,845
Cost of goods sold	42,294	43,669	83,257	82,858

Gross profit	22,353	23,562	43,397	43,987

Operating costs and expenses:
Product development and engineering	6,287	5,805	12,818	12,143
Selling, general and administrative	18,300	18,676	36,580	36,826

Total operating costs and expenses	24,587	24,481	49,398	48,969

Operating loss	(2,234)	(919)	(6,001)	(4,982)

Interest expense	(1,715)	(707)	(2,501)	(1,300)
Other income (expense), net	231	(333)	716	85

Loss before taxes	(3,718)	(1,959)	(7,786)	(6,197)

Provision for taxes	425	1,110	2,794	1,649

Net loss	$(4,143)	$(3,069)	$(10,580)	$(7,846)

Earnings per share:
Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.10)	$(0.07)
Weighted average number of shares:
Basic and diluted	104,350	105,596	104,248	105,550

The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.
Condensed Balance Sheets
(In thousands, except par values)

	June 30,	December 31,
At:	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,774	$77,226
Short-term marketable securities	—	3,395
Time deposits	736	1,559
Accounts receivable, net	66,961	80,755
Inventories	43,943	42,264
Deferred income taxes	162	2,395
Other current assets	7,529	8,939

Total current assets	190,105	216,533
Property and equipment, net	15,796	19,089
Goodwill	29,965	29,965
Long-term marketable securities	1,629	1,839
Deferred income taxes	629	—
Investments	3,063	3,063
Other assets	1,406	1,589

	$242,593	$272,078

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$21,889	$25,286
Accounts payable	34,272	43,209
Accrued liabilities	25,117	26,915
Deferred revenue	4,133	4,556
Other current liabilities	1,849	2,572

Total current liabilities	87,260	102,538
Convertible notes	23,000	23,000
Other long-term liabilities	6,362	5,663
Minority interest	5,005	5,318
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 105,770 shares in 2005 and 105,426 shares in 2004
Outstanding — 104,417 shares in 2005 and 104,073 shares in 2004	177	176
Additional paid-in capital	1,156,135	1,155,474
Accumulated deficit	(1,025,690)	(1,015,110)
Treasury stock — 1,353 shares in 2005 and 2004	(1,352)	(1,352)
Accumulated other comprehensive loss	(8,304)	(3,629)

Total stockholders’ equity	120,966	135,559

	$242,593	$272,078

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the six months ended June 30:	2005	2004

Cash flows from operating activities:
Net loss	$(10,580)	$(7,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,776	4,273
Amortization of deferred stock expense, net of forfeited options	—	188
Provision for doubtful accounts	256	579
Deferred income taxes	1,604	801
(Gain) loss on disposition of property and equipment	(5)	146
Minority interests’ share of income	(134)	(122)
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	828	327
Accounts receivable	7,566	(2,489)
Inventories	(4,346)	(7,438)
Other assets	143	1,490
Accounts payable	(6,116)	(3,916)
Accrued liabilities	(1,038)	27
Deferred revenue	(194)	(324)
Other current liabilities	(5)	529

Net cash used in operating activities	(8,245)	(13,775)

Cash flows from investing activities:
Purchases of property and equipment	(1,231)	(1,176)
Proceeds from sale of property and equipment	52	273
Proceeds from maturity (purchase) of investments	3,483	(10,120)

Net cash provided by (used in) investing activities	2,304	(11,023)

Cash flows from financing activities:
Net proceeds from issuance of common stock	661	304
Borrowings on short-term obligations	29,300	29,798
Payments on short-term obligations	(30,518)	(27,962)
Borrowings on long-term obligations	258	—
Payments on long-term obligations	(130)	(61)
Other long-term liabilities	990	(45)

Net cash provided by financing activities	561	2,034

Effect of exchange rate changes on cash and cash equivalents	(1,072)	802

Net decrease in cash and cash equivalents	(6,452)	(21,962)

Cash and cash equivalents, beginning of period	77,226	87,602

Cash and cash equivalents, end of period	$70,774	$65,640

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
June 30, 2005
1. Earnings (Loss) Per Share and Stock-Based Compensation
  Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.9 million and 10.5 million shares as of June 30, 2005 and 2004, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) were not included in the computation of loss per share as they were anti-dilutive.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net loss, as reported	$(4,143)	$(3,069)	$(10,580)	$(7,846)
Add: Stock-based employee compensation expense (income) included in reported net loss	—	40	—	188
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,972)	(4,837)	(4,305)	(9,685)

Pro forma net loss	$(6,115)	$(7,866)	$(14,885)	$(17,343)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.04)	$(0.03)	$(0.10)	$(0.07)
Basic and diluted net loss per share – pro forma	$(0.06)	$(0.07)	$(0.14)	$(0.16)

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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in MRV’s most recent Form 10-K. MRV evaluates segment performance based on revenues and operating expenses of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statement of Operations data below operating income.
     Business segment revenues are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Networking group	$54,704	$58,809	$104,866	$108,664
Optical components group	10,613	8,829	23,667	19,138
Development stage enterprise group	—	—	—	—
	— — -
	65,317	67,638	128,533	127,802
Intersegment adjustment	(670)	(407)	(1,879)	(957)

Total	$64,647	$67,231	$126,654	$126,845

     Revenues by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Fiber optic components	$10,247	$9,052	$22,477	$20,232
Switches and routers	16,243	18,934	28,205	31,680
Console management products	4,790	6,446	9,130	11,905
Physical layer products	16,921	14,910	34,867	32,402
Services	6,122	5,285	12,124	10,225
Other networking products	10,324	12,604	19,851	20,401

Total	$64,647	$67,231	$126,654	$126,845

     For the three and six months ended June 30, 2005 and 2004, MRV had no single customer that accounted for 10% or more of revenues. As of June 30, 2005 and December 31, 2004, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
     A summary of external revenue by geographical region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Americas	$15,390	$14,430	$33,101	$28,591
Europe	45,643	48,920	86,912	90,585
Asia Pacific	3,363	2,754	6,235	6,320
Other regions	251	1,127	406	1,349

Total	$64,647	$67,231	$126,654	$126,845

     A summary of long-lived assets, consisting principally of property and equipment, by geographical region is as follows (in thousands):

	June 30,	Dec. 31,
At:	2005	2004

Americas	$1,842	$1,955
Europe	6,842	8,136
Asia Pacific	7,112	8,998
Other regions	—	—

Total	$15,796	$19,089

     Business segment operating income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Networking group	$(53)	$2,079	$(655)	$492
Optical components group	(1,739)	(2,524)	(4,469)	(4,391)
Development stage enterprise group	(442)	(474)	(877)	(1,083)

Total	$(2,234)	$(919)	$(6,001)	$(4,982)

     Income (loss) before provision for income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Domestic	$(4,373)	$(3,273)	$(7,528)	$(5,960)
Foreign	655	1,314	(258)	(237)

Total	$(3,718)	$(1,959)	$(7,786)	$(6,197)

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
     MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of June 30, 2005 and December 31, 2004. As of June 30, 2005 and December 31, 2004, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2005. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.
4. Inventories
     Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	June 30,	Dec. 31,
At:	2005	2004

Raw materials	$6,125	$7,272
Work-in process	9,861	10,055
Finished goods	27,957	24,937

Total	$43,943	$42,264

5. Restructuring Costs
     During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $510,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.
6. Product Warranty and Indemnification
     FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

     The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of June 30, 2005 and 2004, MRV’s product warranty liability recorded in accrued liabilities was $2.5 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Beginning balance	$2,432	$2,527	$2,456	$2,535
Cost of warranty claims	(441)	(466)	(878)	(932)
Accruals for product warranties	504	431	917	889

Total	$2,495	$2,492	$2,495	$2,492

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
7. Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net loss	$(4,143)	$(3,069)	$(10,580)	$(7,846)
Unrealized loss from available-for-sale securities	1	(4)	(7)	(4)
Foreign currency translation	(2,426)	233	(4,668)	806

Total	$(6,568)	$(2,840)	$(15,255)	$(7,044)

8. Derivative Financial Instruments
     The Company, through certain foreign offices, has entered into foreign exchange and interest rate swap contracts. All derivatives are straight-forward and are held for purposes other than trading. The fair values of the derivatives are recorded in Other current or non-current assets or liabilities in the accompanying balance sheet. No hedging relationship is designated for these derivatives held and they are marked to market through earnings. The fair value of these derivative instruments is based on quoted market prices. Cash flows from financial instruments are recognized in the statement of cash flows in a manner consistent with the underlying transactions.
     Foreign Exchange Contracts. Certain foreign offices of the Company enter into foreign exchange contracts to economically protect currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. Unrealized gains on these contracts for the six months ended June 30, 2005 were $134,000, which have been included in Other income, net. The fair value and carrying value of these contracts were $134,000 at June 30, 2005 and were recorded in Other current assets.
     Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of June 30, 2005 the Company had two interest rate swap contracts maturing in 2007 and 2008. Unrealized losses on these interest rate swaps for the six months ended June 30, 2005 were $718,000, which have been recorded in Interest expense. The fair value and the carrying value of these interest rate swaps were $718,000 at June 30, 2005 and were recorded in Other long-term liabilities.
9. Supplemental Statement of Cash Flow Information (in thousands)

For the six months ended June 30:	2005	2004

Cash paid during the period for interest	$1,694	$1,096
Cash paid during the period for taxes	$1,319	$564

10. Recently Issued Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on MRV’s financial condition, the results of operations or liquidity.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. MRV does not anticipate that the adoption of SFAS No. 154 will have a material effect on MRV’s financial condition, the results of operations or liquidity.

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
11. Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include the increase in accounts receivable and short-term obligations in the amount of $17.6 million at June 30, 2004, relating to the recording of accounts receivable financing transactions with recourse, which were previously recorded as sales of accounts receivable with recourse.

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
     Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the six months ended June 30, 2005 and 2004, foreign revenues constituted 74% and 77%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
Currency Rate Fluctuations
     Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. At June 30, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004. We incurred approximately 46% of our operating expenses in currencies other than the U.S. dollar in the six months of 2005. In general, these currencies were stronger against the U.S. dollar during the first six months of 2005 compared to the first six months of 2004, so revenues and expenses in these countries translated into more dollars than they would have in the first six months of 2004. Additional discussion of foreign currency risk and other market risks is included in “Item 7a. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
     The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

		Three Months Ended				Six Months Ended
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%

Revenue (1)	$64,647	100%	$67,231	100%	$126,654	100%	$126,845	100%

Networking group	54,704	85	58,809	87	104,866	83	108,664	86
Optical components group	10,613	16	8,829	13	23,667	19	19,138	15

Gross margin (2)	22,353	35	23,562	35	43,397	34	43,987	35

Networking group	20,658	38	22,398	38	40,701	39	41,043	38
Optical components group	1,695	16	1,164	13	2,696	11	2,944	15

Operating costs and expenses (2)	24,587	38	24,481	36	49,398	39	48,969	39

Networking group	20,711	38	20,319	35	41,356	39	40,551	37
Optical components group	3,434	32	3,688	42	7,165	30	7,335	38
Development stage enterprise group	442	NM	474	NM	877	NM	1,083	NM

Operating income (loss) (2)	(2,234)	(3)	(919)	(1)	(6,001)	(5)	(4,982)	(4)

Networking group	(53)	—	2,079	4	(655)	(1)	492	—
Optical components group	(1,739)	(16)	(2,524)	(29)	(4,469)	(19)	(4,391)	(23)
Development stage enterprise group	(442)	NM	(474)	NM	(877)	NM	(1,083)	NM

NM – not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statement of Operations data express percentages as a percentage of revenue. Statement of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the Development stage enterprise group in 2005 or 2004.
     The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended June 30, 2005 (“2005”) Compared
To Three Months Ended June 30, 2004 (“2004”)
  Revenue

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (2)

Networking group	$54,704	$58,809	$(4,105)	(7)%	(9)%
Optical components group	10,613	8,829	1,784	20	16
Development stage enterprise group	—	—	—	—	—
	— —
	65,317	67,638	(2,321)	(3)	(6)
Adjustments (1)	(670)	(407)	(263)	NM	NM

Total	$64,647	$67,231	$(2,584)	(4)	(6)

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Revenues for 2005 decreased $2.6 million, or 4%, to $64.6 million from $67.2 million for 2004. On a product-line basis, we realized increases in revenues from sales of our physical layer products, fiber optic components and services. Geographically, revenues increased 7% and 22% in the Americas and Asia Pacific, respectively. The increased revenue in the Americas is largely due to shipments of optical components used by customers in the early stages of deploying FTTP networks. Sales of our switches and routers and other networking products which include specialized networking products for defense, aerospace and other applications, including cellular communications, represented the largest decrease in absolute dollars. Consequently, as our largest market for switches and routers and other networking products is Europe, sales in Europe decreased $3.3 million, or 7%, which is our largest market for switches and routers and other networking products. Decreased sales of our console management products of 26% represented the largest period-over-period percentage decline. The weakening of the U.S. dollar year-over-year compared with the currencies of certain European countries in which we do business contributed to the year-over-year increase in revenues. Revenues decreased 6% on a constant currency basis. For 2005, 46% of our revenues were generated from the sale of third-party products through our system integration and distribution offices as compared to 48% of our revenues in 2004. Revenues generated from internally produced products remained constant year-over-year.
     Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group decreased $4.1 million, or 7%, to $54.7 million for 2005 as compared to $58.8 million for 2004. The decrease is due to decreases in sales of our switches and routers, other networking products and our console management products. Sales of these products also generated the largest percentage decreases year-over-year. On a constant currency basis, revenues decreased 9%. External revenues generated from the sales of our physical layer products increased $2.0 million, or 13%, to $16.9 million for 2005 compared to $14.9 million for 2004. External revenues generated from the sales of services increased $837,000, or 16%, to $6.1 million for 2005 as compared to $5.3 million for 2004.

     Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group increased $1.8 million, or 20%, to $10.6 million for 2005 as compared to $8.8 million for 2004. We attribute the increase in revenue to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services currently offered by telecommunication providers. FTTP will allow these providers to offer superior services at very competitive prices. Shipments of FTTP products for 2005 totaled approximately $5 million, compared to $3 million for 2004. Recent announcements suggest that FTTP deployments in North America made services available to approximately one million homes during the full year of 2004 and that continuing deployments are expected to make FTTP services available to at least two million residences by the end of 2005; however the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow during the later part of 2005 and beyond. However, this forward looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations contributed approximately $380,000 to the year-over-year increase in revenues. On a constant currency basis, revenues increased 16%.
     Development Stage Enterprise Group. No revenues were generated by these entities for 2005 and 2004.
  Gross Profit

					% Change
					Constant
For the three months ended June 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$20,658	$22,398	$(1,740)	(8)%	(10)%

Optical components group	1,695	1,164	531	46	40

Development stage enterprise group	—	—	—	—	—
— — —

Total	$22,353	$23,562	$(1,209)	(5)	(7)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Gross profit for 2005 was $22.4 million, compared to gross profit of $23.6 million for 2004. Gross profit decreased $1.2 million, or 5%, in 2005 compared to 2004. Our gross margin for 2005 remained constant at 35%. The decrease in gross profit is the result of the decrease in revenue and the composition of product sales, primarily the increase in sales of fiber optic components that yield in margins at rates lower that the company-wide average, offset by the decrease in sales of our console management products and our other networking products which typically have margins equal to or greater than those of optical components. Gross profit decreased 7% on a constant currency basis.
     Networking Group. Gross profit for our networking group was $20.7 million for 2005 compared to $22.4 million for 2004. Gross margins remained constant at 38% for 2005 and 2004. The decrease in gross profit in 2005 is the result of lower 2005 revenues. Gross profit decreased 10% on a constant currency basis.

     Optical Components Group. Gross profit for 2005 was $1.7 million, compared to $1.2 million for 2004, an increase of $531,000. Gross margins also improved to 16% for 2005, compared to gross margin of 13% for 2004. The increase in gross profit and margin is largely due the composition of products sold. In an effort to improve gross margins, we are continuing our transition of volume manufacturing to our Taiwanese optical components facility and to third-party contract manufacturers in China which we expect to result in savings in direct labor costs in manufacturing in the later part of 2005. Further, we continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.
     Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were produced by these entities for 2005 and 2004.
  Operating Costs and Expenses

					% Change
					Constant
For the three months ended June 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$20,711	$20,319	$392	2%	1%
Optical components group	3,434	3,688	(254)	(7)	—
Development stage enterprise group	442	474	(32)	(7)	(7)

Total	$24,587	$24,481	$106	—	(1)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Operating costs and expenses were $24.6 million, or 38% of revenues, for 2005, compared to $24.5 million, or 36% of revenues, for 2004. Operating costs and expenses increased $106,000, or less than 1%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. Operating costs and expenses decreased 1% on a constant currency basis.
     Networking Group. Operating costs and expenses for 2005 were $20.7 million, or 38% of revenues, compared to $20.3 million, or 35% of revenues, for 2004. Operating costs and expenses increased $392,000, or 2%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses increased less than 1%.
     Optical Components Group. Operating costs and expenses for 2005 were $3.4 million, or 32% of revenues, compared to $3.7 million, or 42% of revenues, for 2004. Operating costs and expenses decreased $254,000, or 7%, in 2005 compared to 2004. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in operating costs and expenses in absolute dollars.
     Development Stage Enterprise Group. Operating costs and expenses for 2005 were $442,000, compared to $474,000 for 2004. Operating costs and expenses decreased $32,000, or 7%, in 2005 compared to 2004. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant head count reductions to align these costs with current development activities.

  Operating Income (Loss)

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$(53)	$2,079	$(2,132)	(103)%	(109)%
Optical components group	(1,739)	(2,524)	785	(31)	(31)
Development stage enterprise group	(442)	(474)	32	(7)	(7)

Total	$(2,234)	$(919)	$(1,315)	143	158

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     We reported an operating loss of $2.2 million, or 3% of revenues, for 2005 compared to $919,000, or 1% of revenues, for 2004. Our operating loss increased $1.3 million in 2005 compared to 2004. The increase in operating loss was the result of the decrease in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
     Networking Group. Our networking group reported an operating loss totaling $53,000 for 2005, compared to operating income of $2.1 million, or 4% of revenues, for 2004, decrease of $2.1 million. The increase in operating loss was the result of the decrease in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
     Optical Components Group. Our optical components group reported an operating loss of $1.7 million, or 16% of revenues, for 2005, compared to $2.5 million, or 29% of revenues, for 2004. Our operating loss improved $785,000, or 31%, in 2005 compared to 2004. The improvement in our operating loss was the result of the increase in gross profit along with cost reductions realized in our operating costs and expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in our operating loss in absolute dollars.
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $442,000 for 2005, compared to $474,000 for 2004. Our operating loss declined $32,000, or 7%, in 2005 compared to 2004. The improvement is the result of a significant reduction in spending for operating costs and expenses.
   Interest Expense And Other Income (Expense), Net
     Interest expense was $1.7 million and $707,000 for 2005 and 2004, respectively. Interest expense increased in 2005 due to additional interest expense recognized for fluctuations in fair value of certain interest rate swaps along with a higher average interest rate on variable interest debt compared to 2004. Other income (expense), net principally includes interest income on cash and investments and gains (losses) on foreign currency transactions totaling $231,000 and $(333,000) for 2005 and 2004, respectively.
  Provision For Taxes
     The provision for income taxes for 2005, was $425,000, compared to $1.1 million for 2004. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

Six Months Ended June 30, 2005 (“2005”) Compared
To Six Months Ended June 30, 2004 (“2004”)
  Revenue

					% Change
					Constant
For the six months ended June 30:	2005	2004	$ Change	% Change	Currency (2)

Networking group	$104,866	$108,664	$(3,798)	(4)%	(7)%
Optical components group	23,667	19,138	4,529	24	19
Development stage enterprise group	—	—	—	—	—
	— —
	128,533	127,802	731	1	(3)
Adjustments (1)	(1,879)	(957)	(922)	96	96

Total	$126,654	$126,845	$(191)	—	(4)

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Revenues for 2005 decreased $191,000 to $126.7 million from $126.8 million for 2004. On a product-line basis, we realized increases in revenues from sales of our physical layer products, fiber optic components and services. Geographically, revenues in the Americas increased 16%. The increased revenue in the Americas is largely due to shipments of optical components used by customers in the early stages of deploying FTTP networks. Sales of our switches and routers and console management products represented the largest decrease on a percentage and absolute dollars basis. Consequently, as our largest market for switches and routers and other networking products is Europe, sales in Europe decreased $3.7 million, or 4%, which is our largest market for switches and routers. The weakening of the U.S. dollar year-over-year compared with the currencies of certain European countries in which we do business contributed to a $4.5 million increase in revenues. Revenues decreased 4% on a constant currency basis. For 2005, 43% of our revenues were generated from the sale of third-party products through our system integration and distribution offices as compared to 47% of our revenues in 2004. Revenues generated from internally produced products increased $4.6 million during 2005.
     Networking Group. External revenues generated from our networking group decreased $3.8 million, or 4%, to $104.9 million for 2005 as compared to $108.7 million for 2004. The decrease is due to the decrease in sales of our switches and routers and console management products. The effect of currency fluctuations contributed $3.6 million to an increase in our revenues for 2005. Revenues decreased 7% on a constant currency basis. External revenues generated from the sales of our physical layer products increased $2.5 million, or 8%, to $34.9 million for 2005 compared to $32.4 million for 2004. External revenues generated from the sales of services increased $1.9 million, or 19%, to $12.1 million for 2005 as compared to $10.2 million for 2004.
     Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $4.5 million, or 24%, to $23.7 million for 2005 as compared to $19.1 million for 2004. We attribute the increase in revenue to shipments of optical components used by those customers in the early stages of deploying FTTP networks. Shipments of FTTP products for 2005 totaled approximately $13 million, compared to only $7 million for 2004. The effect of currency fluctuations contributed approximately $830,000 to the year-over-year increase in revenues. Revenues increased 19% on a constant currency basis.
     Development Stage Enterprise Group. No revenues were generated by these entities for 2005 and 2004.

     Gross Profit

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$40,701	$41,043	$(342)	(1)%	(4)%
Optical components group	2,696	2,944	(248)	(8)	(12)
Development stage enterprise group	—	—	—	—	—

Total	$43,397	$43,987	$(590)	(1)	(4)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Gross profit for 2005 was $43.4 million, compared to gross profit of $44.0 million for 2004. Gross profit decreased $590,000, or 1%, in 2005 compared to 2004. Our gross margin for 2005 decreased to 34%, compared to 35% for 2005. The decrease in gross profit is the result of the decrease in revenue and the composition of product sales, primarily the increase in fiber optic components that yield in margins at rates lower than the company-wide average. Revenues generated from internally produced products increased $4.6 million during 2005. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.
          Networking Group. Gross profit for our networking group was $40.7 million for 2005 compared to $41.0 million for 2004. Gross margins improved to 39% for 2005, compared to gross margin of 38% for 2004. We attribute the improvement in gross margin during 2005 to the composition of our product revenue, specifically the increase in sales of our internally produced products. Gross margins generated from these product sales are typically at rates higher than our company-wide averages. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.
          Optical Components Group. Gross profit for 2005 was $2.7 million, compared to $2.9 million for 2004, a decrease of $248,000. Gross margins declined to 11% for 2005, compared to gross margin of 15% for 2004. The decline in gross profit and margin is largely due the composition of products sold, including a decrease in certain higher margin legacy products. Gross margins were also impacted by price erosion on certain product groups. In an effort to improve gross margins, we are continuing our transition of volume manufacturing to our Taiwanese optical components facility and to third-party contract manufacturers in China which we expect to result in savings in direct labor costs in manufacturing in the later part of 2005. Further, we continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.
          Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were produced by these entities for 2005 and 2004.

     Operating Costs and Expenses

					% Change
					Constant
For the three months ended March 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$41,356	$40,551	$805	2%	—%
Optical components group	7,165	7,335	(170)	(2)	(4)
Development stage enterprise group	877	1,083	(206)	(19)	(19)

Total	$49,398	$48,969	$429	1	(1)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Operating costs and expenses were $49.4 million, or 39% of revenues, for 2005, compared to $49.0 million, or 39% of revenues, for 2004. Operating costs and expenses increased $429,000, or 1%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses decreased 1%.
          Networking Group. Operating costs and expenses for 2005 were $41.4 million, or 39% of revenues, compared to $40.6 million, or 37% of revenues, for 2004. Operating costs and expenses increased $805,000, or 2%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses decreased less than 1%.
          Optical Components Group. Operating costs and expenses for 2005 were $7.2 million, or 30% of revenues, compared to $7.3 million, or 38% of revenues, for 2004. Operating costs and expenses decreased $170,000, or 2%, in 2005 compared to 2004. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in operating costs and expenses in absolute dollars.
          Development Stage Enterprise Group. Operating costs and expenses for 2005 were $877,000, compared to $1.1 million for 2004. Operating costs and expenses decreased $206,000, or 19%, in 2005 compared to 2004. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant head count reductions to align these costs with current development activities.
     Operating Income (Loss)

					% Change
					Constant
For the six months ended June 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$(655)	$492	$(1,147)	NM	NM
Optical components group	(4,469)	(4,391)	(78)	2	1
Development stage enterprise group	(877)	(1,083)	206	(19)	(19)

Total	$(6,001)	$(4,982)	$(1,019)	21	24

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          We reported an operating loss of $6.0 million, or 5% of revenues, for 2005 compared to $5.0 million, or 4% of revenues, for 2004. Our operating loss increased by $1.0 million, or 21%, in 2005 compared to 2004. The increase in operating loss was the result of the decrease in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
          Networking Group. Our networking group reported an operating loss totaling $655,000, or 1% of revenues, for 2005, compared to operating income of $492,000 for 2004. This decline in operating performance was the result of the decrease in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
          Optical Components Group. Our optical components group reported an operating loss of $4.5 million, or 19% of revenues, for 2005, compared to $4.4 million, or 23% of revenues, for 2004. Our operating loss increased $78,000, or 2%, in 2005 compared to 2004. The increase in our operating loss was primarily the result of our decrease in gross margins for products in this group. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in our operating loss in absolute dollars.
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $877,000 for 2005, compared to $1.1 million for 2004. Our operating loss declined $206,000, or 19%, in 2005 compared to 2004. The improvement is the result of a significant reduction in spending for operating costs and expenses.
     Interest Expense And Other Income (Expense), Net
          Interest expense was $2.5 million and $1.3 million for 2005 and 2004, respectively. Interest expense increased in 2005 due to additional interest expense recognized for fluctuations in fair value of certain interest rate swaps along with a higher average interest rate on variable interest debt compared to 2004. Other income (expense), net principally includes interest income on cash and investments totaling $716,000 and $85,000 for 2005 and 2004, respectively.
     Provision For Taxes
          The provision for income taxes for 2005, was $2.8 million, compared to $1.7 million for 2004. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax. During 2005, we reduced the value of certain deferred tax assets associated with foreign jurisdictions.
Recently Issued Accounting Standards
          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on our financial condition, the results of operations or liquidity.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material effect on our financial condition, the results of operations or liquidity.

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
Liquidity and Capital Resources
          We had cash and cash equivalents of $70.8 million as of June 30, 2005, a decrease of $3.8 million and $6.5 million from the cash and cash equivalents of $74.6 million and $77.2 million as of March 31, 2005 and December 31, 2004, respectively. The decrease in cash and cash equivalents is primarily the result of cash used in our operations, timing of cash collections from customers, cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (in thousands):

	June 30,	December 31,
At:	2005	2004

Cash
Cash and cash equivalents	$70,774	$77,226
Short-term marketable securities	—	3,395
Time deposits	736	1,559
Long-term marketable securities	1,629	1,839

	73,139	84,019
Debt
Current portion of long-term debt	206	92
5% convertible notes due 2008	23,000	23,000
Short-term obligations	21,683	25,194
Long-term debt	191	112

	45,080	48,398

Excess cash versus debt	$28,059	$35,621

Ratio of cash versus debt (1)	1.6:1	1.7:1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

     Working Capital

	June 30,	December 31,
At:	2005	2004

Current assets	$190,105	$216,533
Current liabilities	87,260	102,538

Working capital	$102,845	$113,995

Current ratio	2.2:1	2.1:1

          Current assets decreased $26.4 million due to decreases in substantially all current asset categories with accounts receivables representing the largest decrease, partially offset by increases in inventories and prepaid and other current assets. The decreases were also affected by changes in foreign currency. Fluctuations in current assets are typically due to the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
          Current liabilities decreased $15.3 million due to decreases in substantially all current liability categories with accounts payable, short-term obligations and accrued liabilities representing the largest decreases. These decreases were also affected by changes in foreign currency. Fluctuations in current liabilities are typically due to the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred income, income tax liabilities and the effects of changes in foreign currency.
     Cash Flow

For the six months ended June 30:	2005	2004 (1)

Net cash provided by (used in):
Operating activities	$(8,245)	$(13,775)
Investing activities	2,304	(11,023)
Financing activities	561	2,034
Effect of exchange rate changes on cash and cash equivalents	(1,072)	802

Net change in cash and cash equivalents	$(6,452)	$(21,962)

(1)	Reclassified to conform with 2005 presentation.
          Cash Flows Related to Operating Activities. Cash used in operating activities was $8.2 million for the six months ended June 30, 2005, compared to cash used in operating activities of $13.8 million for same period last year. Cash used in operating activities is a result of our net loss of $10.6 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, deferred stock expense, deferred income taxes and gains on the disposition of fixed assets. Decreased accounts receivables and time deposits positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in inventories and decreases in accounts payable, accrued liabilities and deferred revenue. The decrease in accounts receivables is due to a sequential decrease in quarterly revenues and collection efforts. The increase in inventories is primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Decreases in accounts payable are the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.

          Cash Flows Related to Investing Activities. Cash provided by investing activities was $2.3 million for the six months ended June 30, 2005, compared to cash used in investing activities totaling $11.0 million for the same period last year. Cash provided by investing activities for 2005 was primarily the result of maturities of investments, partially offset by capital expenditures. As of June 30, 2005, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period resulted from the purchase of short-term and long-term marketable securities and cash used for capital expenditures.
          Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $561,000 for the six months ended June 30, 2005, as compared to cash flows provided by financing activities of $2.0 million for the same period last year. Cash used provided by financing activities was primarily the result of net proceeds from our issuance of common stock, the exercise of employee stock options, borrowings on long-term obligations and changes in other long-term liabilities, offset by net payments on short-term obligations. Cash flows provided by financing activities for the prior period represent the net cash received on short-term borrowings and net proceeds from the exercise of employee stock options.
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
     Contractual Cash Obligations
          The following table illustrates our total contractual cash obligations as of June 30, 2005 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$21,683	$21,683	$—	$—	$—
Long-term debt	397	206	191	—	—
5% convertible notes due June 2008	23,000	—	—	23,000	—
Unconditional purchase obligations	8,452	7,704	28	—	720
Operating leases	24,310	4,880	7,317	5,453	6,660

Total contractual cash obligations	$77,842	$34,473	$7,536	$28,453	$7,380

          Our total contractual cash obligations as of June 30, 2005, were $77.8 million, of which, $34.5 million are due by December 31, 2005. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
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
          We reported losses for the years ended December 31, 2004, 2003 and 2002 and have not achieved profitability for a full year since 1997. We incurred a net loss for the six months ended June 30, 2005 and we anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.
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

We Face Risks From Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2004	2003	2002

Percentage of total revenue from foreign sales	74%	77%	77%	78%	74%

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

     Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized losses from these activities during the six months ended June 30, 2005 amounted to $584,000 and we could incur losses from these or other hedging activities in the future. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in that event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by currency fluctuations or as a result of inflation in particular countries where material expenses are incurred.
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

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected. The Recent Market Price Of Our Common Stock Limits Our Ability To Raise Equity Capital.
     We incurred net losses in 2004, 2003 and 2002 and in the first and second quarters of 2005, and our combined cash and short-term investments declined in each of those years as well. Our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined at June 30, 2005 by approximately $10.9 million, or approximately 13%, since December 31, 2004. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. Moreover, covenants in our Notes preclude us from issuing our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common stock at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases. The conversion price of our Notes currently in effect is $2.32 per share and the recent market prices of our common stock were below the conversion price, which limits our ability to conduct an equity financing without triggering a default of our Notes or the need to seek a waiver from the holder, which may not be obtainable. A continuing inability to raise financial capital would limit our operating flexibility.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
     Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and creates a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.
     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of June 30, 2005, through a foreign office, we had two interest rate swap contracts outstanding. The economic purpose of these interest rate swap contracts are utilized in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized losses on these interest swap contracts for the six months ended June 30, 2005 were approximately $718,000 and have been included in Interest expense in the accompanying statements of operations.
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
     Through certain foreign offices, and from time-to-time, we enter into foreign exchange contracts in an effort to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. Unrealized income on these contracts for the six months ended June 30, 2005 were $134,000, which have been included in Other income, net, in the accompanying statements of operations.
     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At June 30, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004.

     We incurred approximately 46% of our operating expenses in currencies other than the U.S. dollar in the first quarter of 2005. In general, these currencies were stronger against the U.S. dollar during the first quarter of 2005 compared to the first quarter of 2004, so revenues and expenses in these countries translated into more dollars than they would have in the first quarter of 2004. For the first six months of 2005, we had approximately $11.4 million of operating expenses that were settled in the Euro. For this same period, we had approximately $5.4 million of operating expenses hat were settled in Swiss Francs, $3.3 million of operating expenses settled in Swedish Krona and $2.4 million of operating expenses settled in the Taiwan dollar. Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the first six months of 2005, our costs would have increased approximately $1.1 million related to expenses settled in Euros, approximately $540,000 related to expenses settled in Swiss Francs, approximately $330,000 in expenses settled in Swedish Kronas and approximately $240,000 in expenses settled in the Taiwan dollar.
     As of June 30, 2005, we held as part of our cash and cash equivalents $2.7 million of Euros, $3.7 million of Swiss Francs, $2.0 million of Swedish Kronas and $993,000 of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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
     However, as required by Section 404 of the Sarbanes Oxley Act of 2002, we continue to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively. The requirements of Section 404 have caused most public companies to substantially increase the documentation of internal controls and to implement additional controls. As a result of our testing and evaluation performed to date, we have noted that improvements could be made in the design or operation of our internal control structure. We are developing plans to implement improvements or additional control procedures. We have as part of our process, enhanced controls over derivatives entered into for foreign currency and interest rate swap contracts in certain of our foreign locations. We have disclosed these matters to the audit committee of our board of directors and to our independent registered public accounting firm.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Effective as of May 12, 2005, registrant issued an aggregate of 100,000 shares of the Company’s common stock to a total of three employees of one of its subsidiaries in lieu of any cash bonus to which such employees may be entitled for services rendered to that subsidiary during the year ended December 31, 2004. At the date the shares were issued, the market price of the shares aggregated approximately $162,000.
     The issuance of the shares referred to above was not effected through a broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuance.
     Exemption from registration requirements is claimed under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The employees receiving the shares represented their intention to acquire the Company’s shares for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the shares in such transaction. The purchasers had adequate access to information about the Company.

ITEM 6. EXHIBITS
     (a) Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2005.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer