Form 10-Q
period 2005-09-30
MRV COMMUNICATIONS INC
filed 2005-10-31
CIK 887969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______________ to ______________
Commission file number 0-25678

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	identification No.)
20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (818) 773-0900
     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 9134 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 15, 2005, there were 104,460,440 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Form 10-Q, September 30, 2005
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
     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the three and nine months then ended.
     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.
Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
		(Unaudited)
Revenue	$65,875	$62,941	$192,529	$189,786
Cost of goods sold	46,157	42,807	129,414	125,665

Gross profit	19,718	20,134	63,115	64,121

Operating costs and expenses:
Product development and engineering	6,133	6,373	18,951	18,516
Selling, general and administrative	15,762	16,855	52,342	53,681

Total operating costs and expenses	21,895	23,228	71,293	72,197

Operating loss	(2,177)	(3,094)	(8,178)	(8,076)

Interest expense	(767)	(720)	(3,268)	(2,020)
Other income, net	1,117	801	1,833	886

Loss before taxes	(1,827)	(3,013)	(9,613)	(9,210)

Provision for taxes	1,317	739	4,111	2,388

Net loss	$(3,144)	$(3,752)	$(13,724)	$(11,598)

Earnings per share:
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.13)	$(0.11)
Weighted average number of shares:
Basic and diluted	104,437	104,114	104,312	105,068
The accompanying notes are an integral part of these condensed financial statements

MRV Communications, Inc.
Condensed Balance Sheets
(In thousands, except par values)

	Sept. 30,	December 31,
At:	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,086	$77,226
Short-term marketable securities	—	3,395
Time deposits	1,215	1,559
Accounts receivable, net	73,655	80,755
Inventories	48,805	42,264
Deferred income taxes	162	2,395
Other current assets	9,232	8,939

Total current assets	203,155	216,533
Property and equipment, net	14,740	19,089
Goodwill	29,965	29,965
Long-term marketable securities	—	1,839
Deferred income taxes	629	—
Investments	3,063	3,063
Other assets	1,434	1,589

	$252,986	$272,078

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$25,136	$25,286
Accounts payable	43,411	43,209
Accrued liabilities	25,746	26,915
Deferred revenue	5,330	4,556
Other current liabilities	1,967	2,572

Total current liabilities	101,590	102,538
Convertible notes	23,000	23,000
Other long-term liabilities	6,711	5,663
Minority interest	5,108	5,318
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 105,813 shares in 2005 and 105,426 shares in 2004
Outstanding — 104,460 shares in 2005 and 104,073 shares in 2004	177	176
Additional paid-in capital	1,156,179	1,155,474
Accumulated deficit	(1,028,834)	(1,015,110)
Treasury stock — 1,353 shares in 2005 and 2004	(1,352)	(1,352)
Accumulated other comprehensive loss	(9,593)	(3,629)

Total stockholders’ equity	116,577	135,559

	$252,986	$272,078

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the nine months ended September 30:	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,724)	$(11,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,543	6,601
Amortization of deferred stock expense, net of forfeited options	—	188
Provision for doubtful accounts	578	847
Deferred income taxes	1,604	816
(Gain) loss on disposition of property and equipment	(6)	181
Minority interests’ share of income	19	(127)
Changes in operating assets and liabilities:
Time deposits	325	287
Accounts receivable	(1,108)	(4,775)
Inventories	(10,358)	(9,770)
Other assets	(1,814)	1,420
Accounts payable	3,934	(6,985)
Accrued liabilities	(1,009)	107
Deferred revenue	833	(466)
Other current liabilities	1,920	(656)

Net cash used in operating activities	(13,263)	(23,930)

Cash flows from investing activities:
Purchases of property and equipment	(2,296)	(1,739)
Proceeds from sale of property and equipment	56	299
Proceeds from maturity (purchase) of investments	5,099	(1,281)

Net cash provided by (used in) investing activities	2,859	(2,721)

Cash flows from financing activities:
Net proceeds from issuance of common stock	705	369
Borrowings on short-term obligations	42,472	43,915
Payments on short-term obligations	(40,430)	(40,012)
Borrowings on long-term obligations	593	—
Payments on long-term obligations	(65)	(78)
Other long-term liabilities	1,221	227

Net cash provided by financing activities	4,496	4,421

Effect of exchange rate changes on cash and cash equivalents	(1,232)	612

Net decrease in cash and cash equivalents	(7,140)	(21,618)

Cash and cash equivalents, beginning of period	77,226	87,602

Cash and cash equivalents, end of period	$70,086	$65,984

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
September 30, 2005
1. Earnings (Loss) Per Share and Stock-Based Compensation
Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.7 million and 10.5 million shares as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) were not included in the computation of diluted loss per share as they were anti-dilutive.
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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Net loss, as reported	$(3,144)	$(3,752)	$(13,724)	$(11,598)
Add: Stock-based employee compensation expense (income) included in reported net loss	—	—	—	188
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,005)	(4,109)	(5,220)	(13,790)

Pro forma net loss	$(4,149)	$(7,861)	$(18,944)	$(25,200)

Earnings per share:
Basic and diluted net loss per share — as reported	$(0.03)	$(0.04)	$(0.13)	$(0.11)
Basic and diluted net loss per share — pro forma	$(0.04)	$(0.08)	$(0.18)	$(0.24)

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
     Business segment revenues are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Networking group	$54,107	$50,623	$158,973	$159,287
Optical components group	12,474	12,695	36,141	31,833
Development stage enterprise group	—	—	—	—

	66,581	63,318	195,114	191,120
Intersegment adjustment	(706)	(377)	(2,585)	(1,334)

Total	$65,875	$62,941	$192,529	$189,786

     Revenues by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Fiber optic components	$12,111	$12,903	$34,588	$33,135
Switches and routers	14,637	17,151	42,842	48,831
Console management products	4,441	4,589	13,571	16,494
Physical layer products	18,756	14,165	53,623	46,567
Services	7,230	5,811	19,354	16,036
Other networking products	8,700	8,322	28,551	28,723

Total	$65,875	$62,941	$192,529	$189,786

     For the three and nine months ended September 30, 2005 and 2004, MRV had no single customer that accounted for 10% or more of revenues. As of September 30, 2005 and December 31, 2004, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
     A summary of external revenue by geographical region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Americas	$18,910	$17,129	$52,011	$45,720
Europe	43,827	41,984	130,739	132,569
Asia Pacific	3,031	3,607	9,266	9,927
Other regions	107	221	513	1,570

Total	$65,875	$62,941	$192,529	$189,786

     A summary of long-lived assets, consisting principally of property and equipment, by geographical region is as follows (in thousands):

	Sept. 30,	Dec. 31,
At:	2005	2004

Americas	$2,024	$1,955
Europe	6,747	8,136
Asia Pacific	5,969	8,998
Other regions	—	—

Total	$14,740	$19,089

     Business segment operating income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Networking group	$2,062	$221	$1,407	$713
Optical components group	(3,804)	(2,751)	(8,273)	(7,142)
Development stage enterprise group	(435)	(564)	(1,312)	(1,647)

Total	$(2,177)	$(3,094)	$(8,178)	$(8,076)

     Income (loss) before provision for income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Domestic	$(5,473)	$(3,170)	$(13,001)	$(9,130)
Foreign	3,646	157	3,388	(80)

Total	$(1,827)	$(3,013)	$(9,613)	$(9,210)

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
     MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of September 30, 2005 and December 31, 2004. As of September 30, 2005 and December 31, 2004, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2005. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.
4. Inventories
     Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	Sept. 30,	Dec. 31,
At:	2005	2004

Raw materials	$6,977	$7,272
Work-in process	8,502	10,055
Finished goods	33,326	24,937

Total	$48,805	$42,264

5. Restructuring Costs
     During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $457,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.
6. Product Warranty and Indemnification
     FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

     The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of September 30, 2005 and 2004, MRV’s product warranty liability recorded in accrued liabilities was $2.5 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Beginning balance	$2,495	$2,492	$2,456	$2,535
Cost of warranty claims	(379)	(458)	(1,257)	(1,391)
Accruals for product warranties	387	659	1,304	1,549

Total	$2,503	$2,693	$2,503	$2,693

     MRV accrues for warranty costs as part of its cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.
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
7. Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Net loss	$(3,144)	$(3,752)	$(13,724)	$(11,598)
Unrealized loss from available-for-sale securities	—	3	(7)	(1)
Foreign currency translation	(1,289)	(178)	(5,957)	613

Total	$(4,433)	$(3,927)	$(19,688)	$(10,986)

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
     Foreign Exchange Contracts. Certain foreign offices of the Company enter into foreign exchange contracts to economically protect currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of September 30, 2005, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.
     Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of September 30, 2005 the Company had two interest rate swap contracts maturing in 2007 and 2008. Unrealized losses on these interest rate swaps for the three and nine months ended September 30, 2005 were $28,000 and $746,000,respectively, which have been recorded in Interest expense. The fair value and the carrying value of these interest rate swaps were $746,000 at September 30, 2005 and were recorded in Other long-term liabilities.
9. Supplemental Statement of Cash Flow Information (in thousands)

For the nine months ended September 30:	2005	2004

Cash paid during the period for interest	$2,273	$1,734
Cash paid during the period for taxes	$2,913	$1,956

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

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, when implemented, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer an alternative.
     In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until 2006 for calendar year companies such as MRV. Consistent with the new rule, MRV intends to adopt SFAS No. 123(R) in the first quarter of 2006 unless the compliance date is again postponed by the SEC. MRV is currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had MRV adopted this pronouncement in prior periods, the impact would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 1, Earnings (Loss) Per Share and Stock-Based Compensation — Stock-Based Compensation.
11. Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include the increase in accounts receivable and short-term obligations in the amount of $19.6 million at September 30, 2004, relating to the recording of accounts receivable financing transactions with recourse, which were previously recorded as sales of accounts receivable with recourse.

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

     Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the nine months ended September 30, 2005 and 2004, foreign revenues constituted 73% and 76%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
Currency Rate Fluctuations
     Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. At September 30, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004. We incurred approximately 44% of our operating expenses in currencies other than the U.S. dollar in the nine months of 2005. In general, these currencies were weaker against the U.S. dollar during the nine months of 2005 compared to the same nine months of 2004, so revenues and expenses in these countries translated into fewer dollars than they would have in the same nine months of 2004. Additional discussion of foreign currency risk and other market risks is included in “Item 7a. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
     The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

	Three Months Ended				Nine Months Ended
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%

Revenue (1)	$65,875	100%	$62,941	100%	$192,529	100%	$189,786	100%

Networking group	54,107	82	50,623	80	158,973	83	159,287	84
Optical components group	12,474	19	12,695	20	36,141	19	31,833	17

Gross margin (2)	19,718	30	20,134	32	63,115	33	64,121	34

Networking group	19,711	36	18,718	37	60,412	38	59,761	38
Optical components group	7	—	1,416	11	2,703	7	4,360	14

Operating costs and expenses (2)	21,895	33	23,228	37	71,293	37	72,197	38

Networking group	17,649	33	18,497	37	59,005	37	59,048	37
Optical components group	3,811	31	4,167	33	10,976	30	11,502	36
Development stage enterprise group	435	NM	564	NM	1,312	NM	1,647	NM

Operating income (loss) (2)	(2,177)	(3)	(3,094)	(5)	(8,178)	(4)	(8,076)	(4)

Networking group	2,062	4	221	—	1,407	1	713	—
Optical components group	(3,804)	(30)	(2,751)	(22)	(8,273)	(23)	(7,142)	(22)
Development stage enterprise group	(435)	NM	(564)	NM	(1,312)	NM	(1,647)	NM

NM — not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statement of Operations data express percentages as a percentage of revenue. Statement of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the Development stage enterprise group in 2005 or 2004.
     The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended September 30, 2005 (“2005”) Compared
To Three Months Ended September 30, 2004 (“2004”)
     Revenue

					% Change
					Constant
For the three months ended September 30:	2005	2004	$ Change	% Change	Currency (2)

Networking group	$54,107	$50,623	$3,484	7%	7%
Optical components group	12,474	12,695	(221)	(2)	(5)
Development stage enterprise group	—	—	—	—	—

	66,581	63,318	3,263	5	5
Adjustments (1)	(706)	(377)	(329)	NM	NM

Total	$65,875	$62,941	$2,934	5	4

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Revenues for 2005 increased $2.9 million, or 5%, to $65.9 million from $62.9 million for 2004. On a product-line basis, we realized increases in revenues from sales of our physical layer products and services. Geographically, revenues increased 10% in the Americas. The increased revenue in the Americas is largely due to shipments of our physical layer products. Sales of our switches and routers, for which Europe is our largest market, represented the largest decrease in absolute dollars. We also realized a decrease in the sales prices of our fiber optic components, which yielded decreased revenue of 6% year-over-year, despite an increase in actual units shipped. The strengthening of the U.S. dollar year-over-year compared with the currencies of certain European countries in which we do business had an insignificant impact on the year-over-year increase in revenues. For 2005, 40% of our revenues were generated from the sale of third-party products through our system integration and distribution offices as compared to 45% of our revenues in 2004. Revenues generated from internally produced products increased $4.8 million, or 14%, year-over-year.
     Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $3.5 million, or 7%, to $54.1 million for 2005 as compared to $50.6 million for 2004. The increase is due to increases in sales of our physical layer products, other networking products and services, offset by decreases in sales of switches and routers, primarily in Europe. Sales of our physical layer products generated the largest percentage increase year-over-year. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in revenues. External revenues generated from the sales of our physical layer products increased $4.6 million, or 32%, to $18.8 million for 2005 compared to $14.2 million for 2004. External revenues generated from the sales of services increased $1.4 million, or 24%, to $7.2 million for 2005 as compared to $5.8 million for 2004. External revenues generated from the sales of our switches and routers decreased $2.5 million, or 15%, to $14.6 million for 2005 as compared to $17.2 million for 2004.

     Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group decreased $221,000, or 2%, to $12.5 million for 2005 as compared to $12.7 million for 2004. Over half of our optical components’ revenue relates to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services currently offered by telecommunication providers. FTTP will allow these providers to offer superior services at very competitive prices. Shipments of FTTP products for 2005 totaled approximately $7.4 million, compared to $7.5 million for 2004, although units shipped in 2005 were greater than 2004. Recent announcements suggest that FTTP deployments in North America made services available to approximately one million homes during the full year of 2004 and that continuing deployments are expected to make FTTP services available to at least an additional two million residences by the end of 2005; however the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. While sales in the quarter decreased slightly over the comparable quarter in 2004, we expect sales of FTTP products to grow during the later part of 2005 and beyond. However, this forward looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations contributed approximately $460,000 to revenues in this segment thereby ameliorating the year-over-year decrease in revenues. On a constant currency basis, revenues decreased 5%.
     Development Stage Enterprise Group. No revenues were generated by these entities for 2005 and 2004.
  Gross Profit

					% Change
					Constant
For the three months ended September 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$19,711	$18,718	$993	5%	6%
Optical components group	7	1,416	(1,409)	(100)	(103)
Development stage enterprise group	—	—	—	—	—

Total	$19,718	$20,134	$(416)	(2)	(2)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Gross profit for 2005 was $19.7 million, compared to gross profit of $20.1 million for 2004. Gross profit decreased $416,000, or 2%, in 2005 compared to 2004. Our gross margin decreased to 30% for 2005, as compared to 32% last year. The decrease in gross profit is the result of the decrease in gross profit from our optical components’ business. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit.
     Networking Group. Gross profit for our networking group was $19.7 million for 2005 compared to $18.7 million for 2004. Gross margins decreased to 36%, as compared to 37% for 2004. The decrease in gross margins in 2005 is the result of the composition of products sold. Gross profit increased 6% on a constant currency basis.

     Optical Components Group. Gross profit for 2005 was $7,000, compared to $1.4 million for 2004, a decrease of $1.4 million. Our optical components group did not realize gross margins for 2005, while it generated gross margin of 11% for 2004. In 2005, we agreed with certain customers, primarily purchasing FTTP components, to reduce prices, which for the short-term meant we realized no gross profit. However, we expect that this decision to reduce the prices of our FTTP components in the short-term will secure our leadership position in this market for the long-term. This long-term leadership position will allow us to achieve long-term manufacturing efficiencies through economies-of-scale as the volumes produced are expected to continue to increase. In an effort to improve gross margins, we are continuing our transition of volume manufacturing to our Taiwanese optical components facility and to third-party contract manufacturers in China which we expect to result in savings in direct labor costs in manufacturing as early as the fourth quarter of 2005. Further, we continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.
     Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were produced by these entities for 2005 and 2004.
Operating Costs and Expenses

					% Change
					Constant
For the three months ended September 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$17,649	$18,497	$(848)	(5)%	(4)%
Optical components group	3,811	4,167	(356)	(9)	(10)
Development stage enterprise group	435	564	(129)	(23)	(23)

Total	$21,895	$23,228	$(1,333)	(6)	(5)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Operating costs and expenses were $21.9 million, or 33% of revenues, for 2005, compared to $23.2 million, or 37% of revenues, for 2004. Operating costs and expenses decreased $1.3 million, or 6%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year decrease in operating costs and expenses. Operating costs and expenses decreased 5% on a constant currency basis.
     Networking Group. Operating costs and expenses for 2005 were $17.6 million, or 33% of revenues, compared to $18.5 million, or 37% of revenues, for 2004. Operating costs and expenses decreased $848,000, or 5%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year decrease in operating costs and expenses. On a constant currency basis, operating costs and expenses decreased 4%.
     Optical Components Group. Operating costs and expenses for 2005 were $3.8 million, or 31% of revenues, compared to $4.2 million, or 33% of revenues, for 2004. Operating costs and expenses decreased $356,000, or 9%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses decreased 10%.
     Development Stage Enterprise Group. Operating costs and expenses for 2005 were $435,000, compared to $564,000 for 2004. Operating costs and expenses decreased $129,000, or 23%, in 2005 compared to 2004. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant head count reductions to align these costs with current development activities.

Operating Income (Loss)

					% Change
					Constant
For the three months ended September 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$2,062	$221	$1,841	NM	NM
Optical components group	(3,804)	(2,751)	(1,053)	38	38
Development stage enterprise group	(435)	(564)	129	(23)	(23)

Total	$(2,177)	$(3,094)	$917	(30)	(29)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     We reported an operating loss of $2.2 million, or 3% of revenues, for 2005 compared to $3.1 million, or 5% of revenues, for 2004, an improvement in our results of $917,000 in 2005 compared to 2004. This improvement was the result of the decrease in our operating costs and expenses, partially offset by the decrease in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
     Networking Group. Our networking group reported operating income totaling $2.1 million for 2005, compared to $221,000 for 2004, an improvement of $1.8 million. The improvement was the result of the decrease in operating costs and expenses and an increase in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
     Optical Components Group. Our optical components group reported an operating loss of $3.8 million, or 30% of revenues, for 2005, compared to $2.8 million, or 22% of revenues, for 2004. Our operating loss increased $1.1 million, or 38%, in 2005 compared to 2004. The increase in our operating loss was the result of the reduction in gross profit, partially offset by cost reductions realized in our operating costs and expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in our operating loss in absolute dollars.
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $435,000 for 2005, compared to $564,000 for 2004. Our operating loss declined $129,000, or 23%, in 2005 compared to 2004. The improvement is the result of a significant reduction in spending for operating costs and expenses.
Interest Expense And Other Income, Net
     Interest expense was $767,000 and $720,000 for 2005 and 2004, respectively. Interest expense increased in 2005 due to additional interest expense recognized for fluctuations in the fair value of certain interest rate swaps along with a higher average interest rate on variable interest debt compared to 2004. Other income, net principally includes interest income on cash and investments and gains (losses) on foreign currency transactions totaling $1.1 million and $801,000 for 2005 and 2004, respectively.
Provision For Taxes
     The provision for income taxes for 2005 was $1.3 million, compared to $739,000 for 2004. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

Nine Months Ended September 30, 2005 (“2005”) Compared
To Nine Months Ended September 30, 2004 (“2004”)
  Revenue

					% Change
					Constant
For the nine months ended September 30:	2005	2004	$ Change	% Change	Currency (2)

Networking group	$158,973	$159,287	$(314)	—%	(2)%
Optical components group	36,141	31,833	4,308	14	10
Development stage enterprise group	—	—	—	—	—

	195,114	191,120	3,994	2	—
Adjustments (1)	(2,585)	(1,334)	(1,251)	94	94

Total	$192,529	$189,786	$2,743	1	(1)

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Revenues for 2005 increased $2.7 million to $192.5 million from $189.8 million for 2004. On a product-line basis, we realized increases in revenues from sales of our physical layer products, fiber optic components and services. Geographically, revenues in the Americas increased 14%. The increased revenue in the Americas is largely due to shipments of optical components used by customers in the early stages of deploying FTTP networks. Sales of our switches and routers and console management products represented the largest decrease on a percentage and absolute dollars basis. Consequently, as our largest market for switches and routers and other networking products is Europe, sales in Europe decreased 1%, or $1.8 million. The weakening of the U.S. dollar year-over-year compared with the currencies of certain European countries in which we do business contributed to a $4.7 million increase in revenues. Revenues decreased 1% on a constant currency basis. For 2005, 42% of our revenues were generated from the sale of third-party products through our system integration and distribution offices as compared to 46% of our revenues in 2004. Revenues generated from internally produced products increased $9.4 million, or 9%, during 2005.
     Networking Group. External revenues generated from our networking group decreased $314,000, or less than 1%, to $159.0 million for 2005 as compared to $159.3 million for 2004. Increases in sales of physical layer products and services were offset by decreases in sales of our switches and routers and console management products. The effect of currency fluctuations contributed $3.4 million to an increase in our revenues for 2005. Revenues decreased 2% on a constant currency basis. External revenues generated from the sales of our physical layer products increased $7.1 million, or 15%, to $53.6 million for 2005 compared to $46.6 million for 2004. External revenues generated from the sales of services increased $3.3 million, or 21%, to $19.4 million for 2005 as compared to $16.0 million for 2004.
     Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $4.3 million, or 14%, to $36.1 million for 2005 as compared to $31.8 million for 2004. We attribute the increase in revenue to shipments of optical components used by those customers in the early stages of deploying FTTP networks. Shipments of FTTP products for 2005 totaled $20.6 million, compared to $14.5 million for 2004. The effect of currency fluctuations contributed approximately $1.3 million to the year-over-year increase in revenues. Revenues increased 10% on a constant currency basis.
     Development Stage Enterprise Group. No revenues were generated by these entities for 2005 and 2004.

Gross Profit

					% Change
					Constant
For the nine months ended September 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$60,412	$59,761	$651	1%	(1)%
Optical components group	2,703	4,360	(1,657)	(38)	(42)
Development stage enterprise group	—	—	—	—	—

Total	$63,115	$64,121	$(1,006)	(2)	(3)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Gross profit for 2005 was $63.1 million, compared to gross profit of $64.1 million for 2004. Gross profit decreased $1.0 million, or 2%, in 2005 compared to 2004. Our gross margin decreased to 33%, compared to 34% for 2005. The decrease in gross profit is the result of the decrease in gross profit from our optical components’ business from the sale of fiber optic components that yield in margins at rates lower than the company-wide average. Revenues generated from internally produced products increased $9.4 million during 2005. The weakening of the U.S. dollar year-over-year compared with the currencies of certain European countries in which we do business contributed to a $1.2 million increase in gross profit. Gross profit decreased 3% on a constant currency basis.
     Networking Group. Gross profit for our networking group was $60.4 million for 2005 compared to $59.8 million for 2004. Gross margins remained constant at 38% for 2005 and 2004. Our gross margin is sensitive to the composition of our product revenue, specifically sales of our internally produced products compared to those of third-party products. Gross margins generated from the sales of our internally produced products are typically at rates higher than our company-wide averages. The weakening of the U.S. dollar year-over-year compared with the currencies of certain European countries in which we do business contributed to a $1.0 million increase in gross profit. Gross profit decreased 1% on a constant currency basis.
     Optical Components Group. Gross profit for 2005 was $2.7 million, compared to $4.4 million for 2004, a decrease of $1.7 million. Gross margins declined to 7% for 2005, compared to gross margin of 14% for 2004. The decline in gross profit and margin is largely due the composition of products sold, including a decrease in certain higher margin legacy products. Gross profit was also negatively affected by our decision to decrease the price of products sold to certain customers in an effort to secure long-term leadership in the market for FTTP components. This long-term leadership position will allow us to achieve long-term manufacturing efficiencies through economies-of-scale as the volumes produced are expected to continue to increase. In an effort to improve gross margins, we are continuing our transition of volume manufacturing to our Taiwanese optical components facility and to third-party contract manufacturers in China which we expect to result in savings in direct labor costs in manufacturing as early as the fourth quarter of 2005. Further, we continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.
     Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were produced by these entities for 2005 and 2004.

Operating Costs and Expenses

					% Change
					Constant
For the nine months ended September 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$59,005	$59,048	$(43)	—%	(1)%
Optical components group	10,976	11,502	(526)	(5)	(6)
Development stage enterprise group	1,312	1,647	(335)	(20)	(20)

Total	$71,293	$72,197	$(904)	(1)	(3)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Operating costs and expenses were $71.3 million, or 37% of revenues, for 2005, compared to $72.2 million, or 38% of revenues, for 2004. Operating costs and expenses decreased $904,000, or 1%, in 2005 compared to 2004. The effect of currency fluctuations contributed to the year-over-year increase in operating costs and expenses. On a constant currency basis, operating costs and expenses decreased 3%.
     Networking Group. Operating costs and expenses were $59.0 million, or 37% of revenues, for 2005 and 2004, respectively. The effect of currency fluctuations contributed to a year-over-year increase in operating costs and expenses totaling $780,000. On a constant currency basis, operating costs and expenses decreased 1% year-over-year.
     Optical Components Group. Operating costs and expenses for 2005 were $11.0 million, or 30% of revenues, compared to $11.5 million, or 36% of revenues, for 2004. Operating costs and expenses decreased $526,000, or 5%, in 2005 compared to 2004. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in operating costs and expenses in absolute dollars.
     Development Stage Enterprise Group. Operating costs and expenses for 2005 were $1.3 million, compared to $1.6 million for 2004. Operating costs and expenses decreased $335,000, or 20%, in 2005 compared to 2004. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant head count reductions to align these costs with current development activities.
Operating Income (Loss)

					% Change
					Constant
For the nine months ended September 30:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$1,407	$713	$694	97%	63%
Optical components group	(8,273)	(7,142)	(1,131)	16	15
Development stage enterprise group	(1,312)	(1,647)	335	(20)	(20)

Total	$(8,178)	$(8,076)	$(102)	1	4

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

     We reported an operating loss of $8.2 million, or 4% of revenues, for 2005 compared to $8.1 million, or 4% of revenues, for 2004. Our operating loss increased by $102,000, or 1%, in 2005 compared to 2004. The increase in operating loss was the result of the decrease in gross profit in our optical components’ business. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
     Networking Group. Our networking group reported operating income totaling $1.4 million, or 1% of revenues, for 2005, compared to $713,000 for 2004. This improvement in operating performance was the result of the decrease in our operating costs and expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year decline in our operating loss in absolute dollars.
     Optical Components Group. Our optical components group reported an operating loss of $8.3 million, or 23% of revenues, for 2005, compared to $7.1 million, or 22% of revenues, for 2004. Our operating loss increased $1.1 million, or 16%, in 2005 compared to 2004. The increase in our operating loss was primarily the result of our decrease in gross margins for products in this group. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in our operating loss in absolute dollars.
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.3 million for 2005, compared to $1.6 million for 2004. Our operating loss declined $335,000, or 20%, in 2005 compared to 2004. The improvement is the result of a significant reduction in spending for operating costs and expenses.
Interest Expense And Other Income, Net
     Interest expense was $3.3 million and $2.0 million for 2005 and 2004, respectively. Interest expense increased in 2005 due to additional interest expense recognized for fluctuations in the fair value of certain interest rate swaps along with a higher average interest rate on variable interest debt compared to 2004. Other income, net principally includes interest income on cash and investments totaling $1.8 million and $886,000 for 2005 and 2004, respectively.
Provision For Taxes
     The provision for income taxes for 2005 was $4.1 million, compared to $2.4 million for 2004. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax. During 2005, we reduced the value of certain deferred tax assets associated with foreign jurisdictions.
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

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. When implemented, SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer an alternative.
     In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until 2006 for calendar year companies such as MRV. Consistent with the new rule, we intend to adopt SFAS No. 123(R) in the first quarter of 2006 unless the compliance date is again postponed by the SEC. We are currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 1, “Earnings (Loss) Per Share and Stock-Based Compensation — Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-Q.
Liquidity and Capital Resources
     We had cash and cash equivalents of $70.1 million as of September 30, 2005, a decrease of $688,000 and $7.1 million from the cash and cash equivalents of $70.8 million and $77.2 million as of June 30, 2005 and December 31, 2004, respectively. The decrease in cash and cash equivalents is primarily the result of cash used in our operations, timing of cash collections from customers, cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (in thousands):

	Sept. 30,	December 31,
At:	2005	2004

Cash
Cash and cash equivalents	$70,086	$77,226
Short-term marketable securities	—	3,395
Time deposits	1,215	1,559
Long-term marketable securities	—	1,839

	71,301	84,019

Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations	25,136	25,286
Long-term debt	389	112

	48,525	48,398

Excess cash versus debt	$22,776	$35,621

Ratio of cash versus debt (1)	1.5:1	1.7:1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

Working Capital

	Sept. 30,	December 31,
At:	2005	2004

Current assets	$203,155	$216,533
Current liabilities	101,590	102,538

Working capital	$101,565	$113,995

Current ratio	2.0:1	2.1:1

     Current assets decreased $13.4 million due to decreases in substantially all current asset categories with accounts receivables representing the largest decrease, partially offset by increases in inventories and prepaid and other current assets. The decreases were also affected by changes in foreign currency. Fluctuations in current assets are typically due to the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
     Current liabilities decreased $948,000 due to decreases in substantially all current liability categories with accounts payable, short-term obligations and accrued liabilities representing the largest decreases. These decreases were also affected by changes in foreign currency. Fluctuations in current liabilities are typically due to the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred income, income tax liabilities and the effects of changes in foreign currency.
Cash Flow

For the nine months ended September 30:	2005	2004 (1)

Net cash provided by (used in):
Operating activities	$(13,263)	$(23,930)
Investing activities	2,859	(2,721)
Financing activities	4,496	4,421
Effect of exchange rate changes on cash and cash equivalents	(1,232)	612

Net change in cash and cash equivalents	$(7,140)	$(21,618)

(1)	Reclassified to conform with 2005 presentation.
     Cash Flows Related to Operating Activities. Cash used in operating activities was $13.3 million for the nine months ended September 30, 2005, compared to cash used in operating activities of $23.9 million for same period last year. Cash used in operating activities is a result of our net loss of $13.7 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, deferred stock expense, deferred income taxes and gains on the disposition of fixed assets. Increases in accounts payables and deferred revenue positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in accounts receivables and inventories and decreases in accrued liabilities and other current liabilities. The increase in accounts receivables is due to timing of customer payments and collection efforts. The increase in inventories is primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable are the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.

     Cash Flows Related to Investing Activities. Cash provided by investing activities was $2.9 million for the nine months ended September 30, 2005, compared to cash used in investing activities totaling $2.7 million for the same period last year. Cash provided by investing activities for 2005 was primarily the result of maturities of investments, partially offset by capital expenditures. As of September 30, 2005, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period resulted from the purchase of short-term and long-term marketable securities and cash used for capital expenditures.
     Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $4.5 million for the nine months ended September 30, 2005, as compared to cash flows provided by financing activities of $4.4 million for the same period last year. Cash used provided by financing activities was primarily the result of net proceeds from our issuance of common stock, the exercise of employee stock options, borrowings on long-term obligations and changes in other long-term liabilities, offset by net payments on short-term obligations. Cash flows provided by financing activities for the prior period represent the net cash received on short-term borrowings and net proceeds from the exercise of employee stock options.
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
Contractual Cash Obligations
     The following table illustrates our total contractual cash obligations as of September 30, 2005 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$24,814	$24,814	$—	$—	$—
Long-term debt	711	322	389	—	—
5% convertible notes due June 2008	23,000	—	23,000	—	—
Unconditional purchase obligations	9,412	8,548	81	—	783
Operating leases	26,101	1,646	8,178	6,244	10,033

Total contractual cash obligations	$84,038	$35,330	$31,648	$6,244	$10,816

     Our total contractual cash obligations as of September 30, 2005, were $84.0 million, of which, $35.3 million are due by September 30, 2006. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
     We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. We are limited in the amount of debt financing we may obtain and the price per share of our common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For a discussion of these limitations and other restrictions of our 5% convertible notes due June 2008, see the discussion below under “Certain Risk Factors That Could Affect Future Results — Our 2003 Notes Provide For Various Events Of Default That Would Entitle The Holders To Require Us To Immediately Repay The Outstanding Principal Amount, Plus Accrued And Unpaid Interest, In Cash” and — “If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected. The Recent Market Price Of Our Common Stock Restricts Our Ability To Raise Equity Capital.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.
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
Our Operating Results Could Fluctuate Significantly From Quarter To Quarter.
     Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:
—	the cancellation or postponement of orders;

—	the timing and amount of significant orders;

—	our success in developing, introducing and shipping product enhancements and new products;

—	the mix of products we sell;

—	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

—	our annual reviews of goodwill and other intangibles that lead to impairment charges;

—	new product introductions by our competitors;

—	pricing actions by our competitors or us, such as our recent reduction in prices for our optical components to certain customers in an effort to secure long-term leadership in the market for FTTP components;

—	the timing of delivery and availability of components from suppliers;

—	political stability in the areas of the world we operate in;

—	changes in material costs;

—	currency fluctuations; and

—	general economic conditions.
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
     The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

—	changing product specifications and customer requirements;

—	difficulties in hiring and retaining necessary technical personnel;

—	difficulties in reallocating engineering resources and overcoming resource limitations;

—	difficulties with contract manufacturers;

—	changing market or competitive product requirements; and

—	unanticipated engineering complexities.
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

Our Business Has Been Adversely Impacted By The Worldwide Economic Slowdown And Related Uncertainties.
     Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:
—	reduced demand for our products, particularly fiber optic components;

—	increased risk of excess and obsolete inventories;

—	increased price competition for our products;

—	excess manufacturing capacity under current market conditions; and

—	higher overhead costs, as a percentage of revenues.
     We reported losses for the years ended December 31, 2004, 2003 and 2002 and have not achieved profitability for a full year since 1997. We incurred a net loss for the nine months ended September 30, 2005 and we anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.
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
     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:
—	increased risks related to the operations of our manufacturing facilities in China;

—	greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

—	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical and other employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

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
The Price Of Our Shares May Continue To Be Highly Volatile.
     Historically, the market price of our shares has been extremely volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:
—	actual or anticipated fluctuations in our operating results;

—	announcements of technological innovations or new product introductions by us or our competitors;

—	changes of estimates of our future operating results by securities analysts;

—	developments with respect to patents, copyrights or proprietary rights; and

—	general market conditions and other factors.
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
     On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:
—	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

—	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

—	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

—	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

—	we fail to deliver shares of our common stock to the holder within 12 business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

—	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within 10 days;

—	failure by us for 10 days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to
o	incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

o	repurchase our common stock for an aggregate amount in excess of $5.0 million; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

o	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;
—	we breach provisions of the 2003 Notes prohibiting us from either issuing
o	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

o	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;
—	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

—	we become bankrupt or insolvent.
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
Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.
     Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.5% of the outstanding shares of our common stock on October 15, 2005 (or 8.7% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.
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
     Greater concentration of purchasing power and decreased demand for communications networking products and optical components in recent years have resulted in increased competitive pressures. We expect aggressive competitive tactics to continue, and perhaps become more severe. These tactics include:
—	intense price competition in sales of new equipment, resulting in lower profit margins;

—	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

—	early announcements of competing products and other extensive marketing efforts;

—	customer financing assistance;

—	marketing and advertising assistance; and

—	intellectual property disputes.

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
We Face Risks From Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Nine Months Ended Sept. 30,		Year Ended December 31,
	2005	2004	2004	2003	2002

Percentage of total revenue from foreign sales	73%	76%	77%	78%	74%

     We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, directly influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. LuminentOIC has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both LuminentOIC and we make sales of our products in the People’s Republic of China. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:
—	greater difficulty in accounts receivable collection and longer collection periods;

—	the impact of recessions in economies outside the United States;

—	unexpected changes in regulatory requirements;

—	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

—	difficulties in managing operations across disparate geographic areas;

—	difficulties associated with enforcing agreements through foreign legal systems;

—	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

—	higher credit risks requiring cash in advance or letters of credit;

—	potentially adverse tax consequences;

—	unanticipated cost increases;

—	unavailability or late delivery of equipment;

—	trade restrictions;

—	limited protection of intellectual property rights;

—	unforeseen environmental or engineering problems; and

—	personnel recruitment delays.
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
     Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized losses from these activities during the nine months ended September 30, 2005 amounted to $746,000 and we could incur losses from these or other hedging activities in the future. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in that event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by currency fluctuations or as a result of inflation in particular countries where material expenses are incurred.
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
We Are Dependent On Certain Members Of Our Senior Management.
     We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors, Chief Technical Officer and Secretary, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of key man life insurance policies in the amounts of $1.0 million on Mr. Lotan’s life. However, we can give no assurance that the proceeds from this policy will be sufficient to compensate us in the event of the death of Mr. Lotan, and the policy is not applicable in the event that he becomes disabled or is otherwise unable to render services to us. We no longer maintain a key man life insurance policy on Dr. Margalit.
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
We Are At Risk Of Securities Class Action Or Other Litigation That Could Result In Substantial Costs And Divert Management’s Attention And Resources.
     In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to the volatility and potential volatility of our stock price, we may be the target of securities litigation in the future. Securities or other litigation could result in substantial costs and divert management’s attention and resources.
If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected.
     We incurred net losses in 2004, 2003 and 2002 and in each of the three quarters and nine months of 2005, and our combined cash and short-term investments declined in each of those years as well. Our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined at September 30, 2005 by approximately $12.7 million, or approximately 15%, since December 31, 2004. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.

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
     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of September 30, 2005, through a foreign office, we had two interest rate swap contracts outstanding. The economic purpose of these interest rate swap contracts are utilized in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized losses on these interest swap contracts for the nine months ended September 30, 2005 were approximately $746,000 and have been included in Interest expense in the accompanying statements of operations.
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
     Through certain foreign offices, and from time-to-time, we enter into foreign exchange contracts in an effort to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of September 30, 2005, we did not have any foreign exchange contracts outstanding.
     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At September 30, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004.
     We incurred approximately 44% of our operating expenses in currencies other than the U.S. dollar in the first quarter of 2005. In general, these currencies were stronger against the U.S. dollar for the nine months ended September 30, 2005 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2004. For the nine months of 2005, we had approximately $15.4 million of operating expenses that were settled in the Euro. For this same period, we had approximately $7.5 million of operating expenses hat were settled in Swiss Francs, $4.8 million of operating expenses settled in Swedish Krona and $3.5 million of operating expenses settled in the Taiwan dollar. Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the nine months of 2005, our costs would have increased approximately $1.5 million related to expenses settled in Euros, approximately $750,000 related to expenses settled in Swiss Francs, approximately $480,000 in expenses settled in Swedish Kronas and approximately $350,000 in expenses settled in the Taiwan dollar.

     As of September 30, 2005, we held as part of our cash and cash equivalents $2.9 million of Euros, $5.3 million of Swiss Francs, $1.6 million of Swedish Kronas and $249,000 of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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
     However, as required by Section 404 of the Sarbanes Oxley Act of 2002, we continue to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively. The requirements of Section 404 have caused many public companies to substantially increase the documentation of internal controls and to implement additional controls. As a result of our testing and evaluation performed through the quarter ended September 30, 2005, we have noted that improvements could be made in the design or operation of our internal control structure. We have implemented improvements and additional control procedures. Specifically, we have , enhanced controls over reporting of derivatives entered into for foreign currency and interest rate swap contracts in certain of our foreign locations and continue to evaluate whether additional improvements may be required. We have disclosed these matters to the audit committee of our board of directors and to our independent registered public accounting firm.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
     (a) Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2005.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Shay Gonen

Shay Gonen
Chief Financial Officer