Form 10-K
period 2005-12-31
MRV COMMUNICATIONS INC
filed 2006-03-06
CIK 887969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (818) 773-0900
Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange on which
Title of each class	registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common stock, $0.0017 par value

(Title of class)
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a larger accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
     Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter — $226,584,489 (As of June 30, 2005).
     Number of shares of common stock, $0.0017 par value, outstanding as of February 15, 2006 – 104,517,641.
DOCUMENTS INCORPORATED BY REFERENCE
     We have incorporated by reference into Part III of this Annual Report portions of our proxy statement for our 2006 Annual Meeting of Stockholders, for which a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K.

MRV Communications, Inc.
Annual Report On Form 10-K
For the fiscal year ended December 31, 2005
     As used in this Report, “we”, “us,” “our,” “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries.

PART I
     This Annual Report on Form 10-K for the year ended December 31, 2005, (the “Form 10-K”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this introduction.
     In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the “Risk Factors” section of this Form 10-K, beginning on page 9 or elsewhere in this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to amend this Report or publicly revise these forward-looking statements (other than pursuant to requirements recently imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, particularly the Company’s Quarterly Reports on Form 10-Q.
ITEM 1. BUSINESS
Overview
     We design, manufacture, sell, distribute, integrate and support communication equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and the development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and includes switches, routers, physical layer products and console management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. Our optical components group designs, manufactures and sells optical communications components, primarily through our wholly owned subsidiary LuminentOIC, Inc. These components include fiber optic transceivers for metropolitan, access and Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.
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
     In the late 1990’s and through 2000, our customers deployed a large volume of networking equipment in anticipation of high network traffic growth. During this period, we experienced a period of rapid revenue growth. Subsequent to 2000 the global economy entered a recessionary period and the demand for information technology products declined as telecommunications carriers and service providers, enterprise customers and governments reduced spending on technology. In particular these enterprises cut their IT budgets for networking equipment and optical components due to overcapacity as the anticipated increase in network growth in the years 2002 through 2003 did not materialize. We believe this phenomenon adversely affected demand for our products and made it more difficult to accurately forecast demand for network equipment and optical components. In 2004, we began to see evidence of strengthening demand for our products, indicating that the trend of decreased technology spending in our market segments that had occurred between 2000 and 2003 may have bottomed. Our revenues increased each quarter during 2004 over 2003 levels. In 2005, we continued to generate revenue growth in three of the four quarters, while total revenue growth in 2005 increased 4% compared to 2004.
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
     Our offerings fall into several product groups. For revenue breakdown by product group, please see Note 13, “Segment Reporting and Geographical Information” included in the “Notes to Financial Statements” appearing elsewhere in this Form 10-K. Our product groups include:

     Physical Layer Products — Optical Connectivity. Cabling and network transmission equipment constitute the physical infrastructure, which is essential for computer connectivity, telephony systems and video distribution. We provide a broad range of connectivity products for copper-to-fiber media conversion, signal repeating, and fiber-optimization, including WDM systems and FSO. Like fiber optic cable, FSO communications systems use lasers and light from LEDs to transmit a digital signal between two transceivers. However, unlike fiber, light is transmitted through the air (free-space) instead of through a glass strand.
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
     Switches and Routers — Ethernet Connectivity. Switching and routing technologies are essential for computer networking. Switches direct the flow of data traffic between individual computers, servers and other elements on a network and routers direct the flow of data traffic between computer networks. We provide a wide range of switching and routing products that scale from small systems designed for small business applications, to very large, high capacity systems for enterprise and telecommunications carrier applications. In some cases, we also offer switches or routers manufactured by third-party vendors, supplied as part of our network system integration and distribution services.
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

     Optical Components. We design, manufacture and sell optical communications components. LuminentOIC offers a broad product portfolio in transceivers, FTTP/EFM (“Ethernet in the First Mile”) applications, CWDM/DWDM systems, and discrete active components. Products in the transceiver product line for access to metropolitan networks support Gigabit Ethernet, SONET/SDH (an acronym for “Synchronous Optical Network/Synchronous Digital Hierarchy”) and Fibre Channel protocols, and span a complete set of data rates, power levels, and form factors. The breadth of this product line ranges from mass volume, critically low cost transceivers to small form factor pluggable (“SFP”) transceivers for high end Metro Access network applications. The FTTP product line offers products for multiplexing video and bi-directional data over single fibers, providing for superior video quality with high data throughput. The FTTP/EFM products include bi-directional transceivers and integrated triplexer subsystems, integrating voice, video, and data in a single managed transceiver. Offerings in CWDM/DWDM include an extensive set of wavelengths covering a full 18-wavelength CWDM/ 64 wavelength DWDM system in a number of transceiver or discrete laser form factors.
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
Worldwide Sales
     Our worldwide sales and marketing organization, at December 31, 2005, consisted of approximately 310 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries and sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers, and system integrators. We conduct international operations in branch offices located in Argentina, Belgium, Brazil, China, Denmark, Finland, France, Germany, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our international field offices are involved in the sales and distribution of our products and provide system installation, technical support, and follow-up services to end users of our products.
     Additionally, our offices in Denmark, Finland, France, Italy, Norway, Sweden and Switzerland sell and market our products along with other products manufactured by third-party vendors, supplied as part of network system integration and distribution services. These operations provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that collaborating with successful third-party vendors in certain areas helps to provide growth opportunities beyond the limitations of our product line.
     No single customer accounted for more than 10% of our revenue or accounts receivable as of December 31, 2005 or for any of the three years in the period ended December 31, 2005.
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
     Direct competitors in networking products, switches and routers generally include ADVA Optical Networks, Alcatel, Allied Telesyn, Ciena, Cisco Systems, Enterasys Networks, Extreme Networks, Foundry Networks, Lucent Technologies, Nortel Networks and Riverstone Networks. Our competitors in fiber optic components include Agilent Technologies, Avanex, Bookham Technology, Finisar, Fujitsu, Infineon AG, JDS Uniphase, Optical Communication Products, Sumitomo, TriQuint Semiconductor and Tyco International. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.
     We believe the principal competitive factors in the markets in which we compete include:
–	Product performance, features, quality and price;

–	A comprehensive range of complementary products and services;

–	Customer service and technical support;

–	Lead and delivery times;

–	Timeliness of new products introductions;

–	Global presence, including distribution network;

–	Conformance to standards; and

–	Brand name recognition.
     Recent consolidation is likely to permit several of our competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed customer bases. We expect that competition will increase substantially because of these and other industry consolidations and alliances, as well as the emergence of new competitors.

Product Development and Engineering
     We believe that in order to maintain our technological competitiveness and to serve our customers better, we must enhance our existing products and continue to develop new products. Accordingly, we focus a significant amount of resources on product development and engineering.
     Our product development and engineering expenses were $26.1 million, $24.9 million and $31.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Details regarding product development and engineering expenses by segments follow.
     Networking Group. Product development and engineering expenses from our networking group were $17.8 million, $16.2 million and $18.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In the year ended December 31, 2003, these expenses were offset by income from recapturing accelerated deferred stock expense due to terminations that amounted to $488,000, while in year ended December 31, 2004 these expenses include deferred stock expense totaling $79,000.
     Optical Components Group. Product development and engineering expenses from our optical components group were $7.0 million, $7.2 million and $6.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Development Stage Enterprise Group. Product development and engineering expenses from our development stage enterprise group were $1.3 million, $1.5 million and $5.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
     Our optical components are designed and manufactured in our ISO 9001 certified manufacturing and production facilities in California and Taiwan. LuminentOIC remains one of a handful of vendors in the fiber optics industry with in-house epitaxial crystal growth and device fabrication capabilities, enabling a broad portfolio of products from discrete components to managed integrated transceivers. LuminentOIC utilizes advanced metal organic chemical vapor deposition (“MOCVD”) laser growth process to produce higher caliber distributed feedback (“DFB”) and fabry perot (“FP”) laser diodes. Vertical integration enables us to deliver high quality, advanced fiber optic components at lower cost. LuminentOIC has developed and acquired sophisticated equipment required for evaluating and characterizing products to seek to ensure quality levels are maintained. Comprehensive in-line quality control is incorporated throughout the mass production process. All devices produced at LuminentOIC are designed to comply with Telcordia GR-468-CORE standards. In addition, LuminentOIC has been certified under TL9000, ISO9001, ISO14001, TUV and CSA.

Components
     We utilize a wide variety of components, supplies and products from a substantial number of vendors around the world. Certain of our products rely on a single or limited number of suppliers, although we seek to locate alternative sources if the need arises. The failure of delivery by our vendors in a timely manner of critical components could adversely affect our business. For a discussion of the risks associated with suppliers, please see the portion of this Form 10-K entitled “Risk Factors,” including but not limited to the risk factor entitled, “We May Lose Sales if Suppliers of Other Critical Components Fail to Meet Our Needs.”
Intellectual Property
     To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies or a third party may independently develop technology(ies) similar or superior to any that we possess.
Employees
     As of December 31, 2005 and 2004, we employed approximately 1,330 full-time employees. Of these 1,330 employees, approximately 640 are in manufacturing, 200 in product development and engineering and 490 in sales, marketing and general administration. Approximately 975 employees are in locations outside the United States. None of our employees are represented by a union or governed by a collective bargaining agreement, and we believe our employee relationships are satisfactory. We also believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. The risks associated with dependence on qualified personnel are more fully discussed in the “Risk Factors” section contained in Item 1A of this Form 10-K.
ITEM 1A. RISK FACTORS
You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.
If any circumstances discussed in these risks actually occur or occur again, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
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
Our Operating Results Could Fluctuate Significantly From Quarter To Quarter.
     Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:
–	the cancellation or postponement of orders;

–	the timing and amount of significant orders;

–	our success in developing, introducing and shipping product enhancements and new products;

–	the mix of products we sell;

–	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

–	our annual reviews of goodwill and other intangibles that lead to impairment charges;

–	new product introductions by our competitors;

–	the timing of delivery and availability of components from suppliers;

–	readiness of customer sites for installation;

–	political stability in the areas of the world in which we operate in;

–	changes in material costs;

–	currency fluctuations;

–	changes in accounting rules; and

–	general economic conditions as well as changes in such conditions specific to our market segments.
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
     Our success is dependent, in part, on the overall growth rate of the fiber optic components and networking industry. The Internet, or the industries that serve it, may not continue to grow, and even if it does or they do, we may not achieve increased growth. Our business, operating results or financial condition may be adversely affected by any decreases in industry growth rates. In addition, we can give no assurance that our results in any particular period will fall within the ranges for growth forecast by market researchers or securities analysts.
     Because of these and other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be below the expectations of public market analysts and investors. This failure to meet expectations could cause the trading price of our common stock to decline. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could have a ripple effect on us and cause our stock price to decline.
Our Gross Margin May Fluctuate From Period To Period And Our Gross Margins for Optical Components and/or Networking Equipment May Be Adversely Affected By A Number Of Factors.
     During the years ended December 31, 2005, 2004 and 2003, our gross margins were 32%, 34% and 31%, respectively, of total revenue, 36%, 38% and 35%, respectively, on sales from our networking group and 11%, 14% and 8%, respectively, on sales from our optical components group. Our gross margins also fluctuate from quarter to quarter. These yearly and quarterly fluctuations in our margins have been affected, and may continue to be affected, by numerous factors, including:
–	increased price competition, including competition from low-cost producers in Asia;

–	price reductions that we make, such as our recent marketing decision to reduce the price for our optical components to certain customers in an effort to secure long-term leadership in the market for FTTP components;

–	decreases in average selling prices of our products which, in addition to competitive factors and pressures from, or accommodations made to, significant customers, result from factors such as overcapacity and the introduction of new and more technologically advanced products in the case of optical components and excess inventories, increased sales discounts and new product introductions in the case of networking equipment;

–	the mix in any period or year of higher and lower margin products and services;

–	sales volume during a particular period or year;

–	charges for excess or obsolete inventory;

–	changes in the prices or the availability of components needed to manufacture our products;

–	the relative success of our efforts to reduce product manufacturing costs, such as the transition of our optical component manufacturing to our Taiwan facility or to low-cost third party manufacturers in China;

–	our introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

–	increased warranty or repair costs.
     We expect gross margins generally and for specific products to continue to fluctuate from quarter to quarter and year to year.
Our Markets Are Subject To Rapid Technological Change, And To Compete Effectively, We Must Continually Introduce New Products That Achieve Market Acceptance.
     The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent that customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:
–	changing product specifications and customer requirements;

–	difficulties in hiring and retaining necessary technical personnel;

–	difficulties in reallocating engineering resources and overcoming resource limitations;

–	difficulties with contract manufacturers;

–	changing market or competitive product requirements; and

–	unanticipated engineering complexities.

     The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver to customers products that are highly reliable, operate with its existing equipment, lower the customer’s costs of acquisition, installation and maintenance and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business.
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
Our Business Has Been Adversely Impacted By The Worldwide Economic Slowdown And Related Uncertainties.
     Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown compared to levels before 2000 and impacted our business resulting in:
–	reduced demand for our products, particularly fiber optic components;

–	increased risk of excess and obsolete inventories;

–	increased price competition for our products;

–	excess manufacturing capacity under current market conditions; and

–	higher overhead costs, as a percentage of revenues.
     We reported losses for the years ended December 31, 2005, 2004 and 2003 and have not achieved profitability for a full year since 1997. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.
Cost Containment Is Critical To Achieving Positive Cash Flow From Operations And Profitability Consistently.
     We are continuing efforts at strict cost containment and believe that such efforts are essential to achieving positive cash flow from operations in future quarters and maintaining profitability on a consistent basis, especially since the outlook for future quarters is subject to numerous challenges. Additional measures to contain costs and reduce expenses may be undertaken if revenues do not continue to improve. A number of factors could preclude us from consistently bringing costs and expenses in line with our revenues, such as our inability to forecast business activities and the deterioration of our revenues accurately. If we are not able to maintain an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.
Our Business And Future Operating Results Are Subject To A Wide Range Of Uncertainties Arising Out Of The Continuing Threat Of Terrorist Attacks And Ongoing Military Action In The Middle East.
     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties, we are subject to:
–	increased risks related to the operations of our manufacturing facilities in China;

–	greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

–	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical and other employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.
We Face Risks In Reselling The Products Of Other Companies.
     We distribute products manufactured by other companies. To the extent we succeed in reselling the products of these companies, or products of other vendors with which we may enter into similar arrangements, we may be required by customers to assume warranty and service obligations. While these suppliers have agreed to support us with respect to those obligations, if they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. This risk is exacerbated by the fact that the equipment has been designed and manufactured by others, and is thus subject to warranty claims, the magnitude of which we are currently unable to evaluate fully.
The Price Of Our Shares May Continue To Be Highly Volatile.
     Historically, the market price of our shares has been extremely volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:

–	actual or anticipated fluctuations in our operating results;

–	announcements of technological innovations or new product introductions by us or our competitors;

–	changes of estimates of our future operating results by securities analysts;

–	developments with respect to patents, copyrights or proprietary rights; and

–	general market conditions and other factors.
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
Our 2003 Notes Provide For Various Events Of Default That Would Entitle The Holders To Require Us To Repay Upon a Holder’s Demand The Outstanding Principal Amount, Plus Accrued And Unpaid Interest.
     On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. The 2003 Notes mature in June 2008. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:
–	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

–	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

–	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

–	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

–	we fail to deliver shares of our common stock to the holder within twelve business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

–	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within ten days;

–	failure by us for ten days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to

°	incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

°	repurchase our common stock for an aggregate amount in excess of $5.0 million; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

°	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;
–	we breach provisions of the 2003 Notes prohibiting us from either issuing
°	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

°	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;
–	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

–	we become bankrupt or insolvent.
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

Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.
     Selling stockholders are offering for resale under an effective registration statement up to 9,913,914 shares of our common stock issuable upon conversion of the 2003 Notes. This represents approximately 9.5% of the outstanding shares of our common stock on February 15, 2006 (or 8.7% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes). Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.
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
     Greater concentration of purchasing power and decreased demand for communications networking products and optical components in recent years have resulted in increased competitive pressures. We expect aggressive competitive tactics to continue, and perhaps become more severe. These tactics include:
–	intense price competition in sales of new equipment, resulting in lower profit margins;

–	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

–	early announcements of competing products and other extensive marketing efforts;

–	competitors offering to repurchase our equipment from existing customers;

–	customer financing assistance;

–	marketing and advertising assistance; and

–	intellectual property assertions and disputes.
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
We Face Risks From Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Year Ended December 31,
	2005	2004	2003

Percentage of total revenue from foreign sales	74%	77%	78%

     We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. LuminentOIC has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both LuminentOIC and we make sales of our products in the People’s Republic of China. The political tension between Taiwan and the People’s Republic of China that continues to exist, could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:
–	greater difficulty in accounts receivable collection and longer collection periods;

–	the impact of recessions in economies outside the United States;

–	unexpected changes in regulatory requirements;

–	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

–	difficulties in managing operations across disparate geographic areas;

–	difficulties associated with enforcing agreements through foreign legal systems;

–	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

–	higher credit risks requiring cash in advance or letters of credit;

–	potentially adverse tax consequences;

–	unanticipated cost increases;

–	unavailability or late delivery of equipment;

–	trade restrictions;

–	limited protection of intellectual property rights;

–	unforeseen environmental or engineering problems; and

–	personnel recruitment delays.
     The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, we have recently benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar in relation to the currencies in which these sales have been made. However, if this trend ceases or reverses, fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange rates in these countries could increase our expenses and thereby adversely affect our operating results.
     Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized losses from these activities during the year ended December 31, 2005 amounted to $926,000 and we could incur losses from these or other hedging activities in the future.
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
If We Fail To Protect Our Intellectual Property, We May Not Be Able To Compete.
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
We Are Dependent On Certain Members Of Our Senior Management.
     We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors, Chief Technical Officer and Secretary, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of a key man life insurance policy in the amount of $1.0 million on Mr. Lotan’s life. However, we can give no assurance that the proceeds from this policy will be sufficient to compensate us in the event of the death of Mr. Lotan, and the policy is not applicable in the event that he becomes disabled or is otherwise unable to render services to us. We no longer maintain a key man life insurance policy on Dr. Margalit.
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

Our Headquarters Are Located In Southern California, And Certain Of Our Manufacturing Facilities Are Located In Southern California And Taiwan, Where Disasters May Occur That Could Disrupt Our Operations And Harm Our Business.
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
If We Fail To Forecast Component And Material Requirements For Our Manufacturing Facilities Accurately, We Could Incur Additional Costs Or Experience Manufacturing Delays.
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
     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. The Financial Accounting Standards Board’s recent change to mandate the expensing of stock compensation will require us to record charges to earnings for stock option grants to employees and directors and will adversely affect our financial results for periods after we implement the new pronouncement. As required, we implemented this new pronouncement on January 1, 2006. For a discussion of the impact on our historical financial results if we had implemented this pronouncement in prior periods, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recently Issued Accounting Pronouncements” on page 42.
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

If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected.
     We incurred net losses in 2005, 2004 and 2003, and our combined cash and short-term investments declined in each of those years as well. Our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities declined at December 31, 2005 by approximately $14.6 million, or approximately 17%, since December 31, 2004. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
The Prevailing Market Price Of Our Common Stock May Limit Our Ability To Raise Equity Capital.
     Covenants in our Notes preclude us from issuing our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common stock at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases. The conversion price of our Notes currently in effect is $2.32 per share and the recent market prices of our common stock have at times been below the conversion price. During periods when the market price of our common stock is below $2.32 per share, we are limited in our ability to conduct an equity financing without triggering a default of our Notes or the need to seek a waiver from the holder, which may not be obtainable. A continuing inability to raise financial capital would limit our operating flexibility.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Our principal administrative, sales and marketing, product development and engineering and manufacturing facility is located in Chatsworth, California. The table below lists the locations, square footage and expiration dates of our principal owned and leased facilities used for our major operations.

Location		Square Feet	Lease Expiration	Purpose

Chatsworth, CA	USA	13,300	3/31/2007	Administration
Chatsworth, CA	USA	22,200	12/31/2015	Manufacturing and product development
Chatsworth, CA	USA	49,920	7/13/2014	Administration, product development, manufacturing and sales
Chatsworth, CA	USA	17,710	2/28/2006	Manufacturing and product development
Littleton, MA	USA	54,411	2/28/2015	Administration, product development, manufacturing and sales
Hsinchu	Taiwan	81,861	12/31/2006	Administration, product development, manufacturing and sales
Geneva	Switzerland	29,428	12/31/2010	Administration, product development, manufacturing and sales
Zurich	Switzerland	9,343	3/31/2013	Administration and sales
Stockholm	Sweden	48,825	9/30/2006	Administration and sales
Oslo	Norway	6,986	6/30/2010	Administration and distribution
Milan	Italy	7,535	Owned	Administration and distribution
Milan	Italy	9,688	Owned	Administration and distribution
Milan	Italy	9,688	6/30/2010	Administration and distribution
Milan	Italy	5,382	Owned	Administration and distribution
Milan	Italy	8,611	Owned	Administration and distribution
Rome	Italy	6,510	1/31/2009	Administration and distribution
Rome	Italy	6,026	1/31/2008	Administration and distribution
Yokneam	Israel	19,526	12/31/2007	Administration, product development, manufacturing and sales
Yokneam	Israel	12,917	12/31/2007	Administration, product development, manufacturing and sales
Frankfurt	Germany	6,398	7/31/2011	Administration and sales
Gif Sur Yvette	France	17,222	Owned	Administration and distribution
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Submission Of Matters To A Vote Of Security Holders
     On November 18, 2005, we held our Annual Meeting of Stockholders at which, among other things, the Company’s entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows:

		Against or
Number of Votes:	For	Withheld

Noam Lotan	90,127,047	1,557,990
Shlomo Margalit	90,140,656	1,544,381
Igal Shidlovsky	90,493,198	1,191,839
Guenter Jaensch	90,477,698	1,207,339
Daniel Tsui	90,713,975	971,062
Baruch Fischer	90,496,681	1,188,356
Harold W. Furchtgott-Roth	91,050,881	634,156

     The other matter voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, was as follows:

		Number of Votes
Proposal	For	Against	Abstained

To ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2005.	91,360,739	246,592	77,706

Executive Officers Of The Registrant
     Set forth below is information relating to the Company’s executive officers as of February 15, 2006.

Noam Lotan, 54, has been the President, Chief Executive Officer and a Director of the Company since May 1990 and became Chief Financial Officer of the Company in October 1993, in which position he served until June 1995. From March 1987 to January 1990, Mr. Lotan served as Managing Director of Fibronics (UK) Ltd., the United Kingdom subsidiary of Fibronics International Inc. (“Fibronics”), a manufacturer of fiber optic communication networks. The Company purchased the Fibronics business in September 1996. From January 1985 to March 1987, Mr. Lotan served as a Director of European Operations for Fibronics. Prior to such time, Mr. Lotan held a variety of sales and marketing positions with Fibronics and Hewlett-Packard. Mr. Lotan holds a Bachelor of Science degree in Electrical Engineering from the Technion, the Israel Institute of Technology, and a Masters degree in Business Administration from INSEAD (the European Institute of Business Administration, Fontainebleau, France).
Dr. Shlomo Margalit, 64, a founder of the Company, has been Chairman of the Board of Directors and Chief Technical Officer since the Company’s inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc. (“LaserCom”), a manufacturer of semiconductor lasers. From 1982 to 1985, Dr. Margalit served as a Senior Research Associate at the California Institute of Technology (“Caltech”), and from 1976 to 1982, a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the “Israel Defense” prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Masters degree and a Ph.D. in Electrical Engineering from the Technion.
Kevin Rubin, 31, became Chief Financial Officer in December 2005. Since April 2002, Mr. Rubin has served as Vice President of Finance and Corporate Compliance Officer of MRV. From 1995 through March 2002, Mr. Rubin was employed by Arthur Andersen LLP. Mr. Rubin holds a Bachelor of Science degree in business economics from the University of California, Santa Barbara, and is a certified public accountant.
Near Margalit, 33, Ph.D. re-joined MRV in May 2002 as Vice President of Marketing and Business Development. From 1998 until re-joining MRV, Dr. Margalit was founder, Chairman and Chief Technology Officer for Zaffire, Inc., a DWDM Metro Platform company, which was acquired by Centerpoint in October 2001. At Zaffire, Dr. Margalit was responsible for product vision and architecture of integrating DWDM and SONET technology. Prior to founding Zaffire, Dr. Margalit was employed by MRV, both in the optical component and networking divisions. Dr. Margalit holds a B.S. in applied physics from Caltech and a Ph.D. in optoelectronics from the University of California, Santa Barbara. In February 2003, Dr. Margalit was appointed Chief Executive Officer of LuminentOIC, Inc.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information and Holders
     Our common stock, $0.0017 par value, is traded on the Nasdaq National Market under the symbol “MRVC.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ended December 31, 2005
First Quarter	$4.10	$2.83
Second Quarter	$3.45	$1.60
Third Quarter	$2.44	$1.93
Fourth Quarter	$2.23	$1.81
Fiscal Year Ended December 31, 2004
First Quarter	$5.01	$2.72
Second Quarter	$3.57	$1.99
Third Quarter	$3.10	$2.15
Fourth Quarter	$4.15	$2.47

     As of February 15, 2006, we had approximately 2,921 common stockholders of record.
Dividends
     The payment of dividends on our common stock is within the discretion of our board of directors. Currently, if we return to profitability, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Equity Compensation Plan Information
     The table below sets forth information with respect to shares of common stock that may be issued under our stock option and warrant plans as of December 31, 2005.

			Number of Securities Remaining
	Number of Securities		Available for Future Issuance Under
	to be Issued Upon	Weighted Average Exercise	Equity Compensation Plans
	Exercise of Outstanding	Price of Outstanding	(excluding securities reflected in
Plan Category	Options and Warrants	Options and Warrants	column (a))
	(a)	(b)	(c)
Stock option and warrant plans approved by security holders (1)	2,855,650	$3.29	805,258

Stock option and warrant plans not approved by security holders (2)	8,577,539	$3.14	3,220,014

Total	11,433,189	$3.18	4,025,272

(1)	Includes shares underlying options granted under the:
•	1992 Stock Option Plan (no securities available for future issuance); and

•	1997 Incentive and Nonstatutory Stock Option Plan.

(2)	Includes shares underlying options or awards granted or reserved for future grant under the Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (the “Consolidated Plan”) and shares underlying options or warrants granted under the following plans prior to the adoption in January 2003 of the Consolidated Plan:
•	1998 Nonstatutory Stock Option Plan;

•	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc.;

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation;

•	MRV Communications, Inc. 2002 International Stock Option Plan;

•	Warrants provided to Nathan Shilo as trustee for employees and designated consultants of NBase Communications, Ltd. exercisable on July 19, 1996, July 13, 1997, July 13, 1998, January 2, 1998 and January 4, 1999;

•	Italian Employees Warrant Program;

•	Stock options issued and outstanding on the effective date of the merger of Luminent under the Luminent Amended and Restated 2000 Stock Option Plan that were assumed by MRV and are exercisable for 0.43 shares of Common Stock for each share of Luminent held under the relevant option;

•	MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc.; and

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of Optronics International Corp.
     As a result of the adoption in January 2003 of the Consolidated Plan, the plans set forth in the bulleted paragraphs immediately above in this footnote were terminated and shares available for future grants of options or warrants under these plans, including shares that became and become available as a consequence of the lapse, expiration or forfeiture of outstanding options or warrants granted under such terminated plans, were rolled into, and became available for, future grants of options and other awards under the Consolidated Plan. No net increase in the total number of shares available for the grant of options or awards under the Consolidated Plan from the total number of shares covered by outstanding options, warrants or awards granted, available or reserved in the Consolidated Plan at the time the Consolidated Plan was adopted in January 2003 resulted from this action.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected Statement of Operations data for each of the three years in the period ended December 31, 2005 and the Balance Sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected Statement of Operations data for each of the two years in the period ended December 31, 2002 and the Balance Sheet data as of December 31, 2003, 2002 and 2001 were derived from our audited financial statements, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K (in thousands, except per share data).

For the year ended December 31:	2005	2004	2003	2002	2001

Statement of Operations Data:

Revenue	$283,698	$271,658	$238,983	$252,532	$332,844
Cost of goods sold	193,746	179,780	164,893	169,566	267,389

Gross profit	89,952	91,878	74,090	82,966	65,455

Operating costs and expenses:
Product development and engineering	26,051	24,949	30,972	49,358	94,813
Selling, general and administrative	72,632	74,083	62,868	90,047	164,785
Amortization of intangibles	3	34	33	140	126,484
Impairment of goodwill and other intangibles	—	—	356	72,697	—
Impairment of long-lived assets	—	—	—	17,038	—

Total operating costs and expenses	98,686	99,066	94,229	229,280	386,082

Operating loss	(8,734)	(7,188)	(20,139)	(146,314)	(320,627)

Other expense, net	1,791	456	6,438	23,695	11,200

Loss before provision for taxes, extraordinary gain and cumulative effect of an accounting change	(10,525)	(7,644)	(26,577)	(170,009)	(331,827)

Provision for taxes	5,774	3,036	2,361	13,395	4,475

Loss before extraordinary gain and cumulative effect of an accounting change	(16,299)	(10,680)	(28,938)	(183,404)	(336,302)

Extraordinary gain, net of tax	—	—	1,950	—	9,949
Cumulative effect of an accounting change	—	—	—	(296,355)	—

Net loss	$(16,299)	$(10,680)	$(26,988)	$(479,759)	$(326,353)

Basic and diluted loss per share	$(0.16)	$(0.10)	$(0.26)	$(5.25)	$(4.27)

Basic and diluted weighted average shares outstanding	104,350	104,793	102,022	91,421	76,369

At December 31:	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$67,984	$77,226	$87,602	$99,445	$164,676
Working capital	99,514	113,995	108,051	91,188	175,966
Total assets	261,486	272,078	272,684	302,980	887,260
Total long-term liabilities	29,694	28,663	27,415	4,056	102,254
Stockholders’ equity	113,313	135,559	140,128	154,476	584,676

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
Overview
We design, manufacture, sell, distribute, integrate and support communication equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and the development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and includes switches, routers, physical layer products and console management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. Our optical components group designs, manufactures and sells optical communications components, primarily through our wholly owned subsidiary LuminentOIC, Inc. These components include fiber optic transceivers for metropolitan, access and Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.
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
Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the year ended December 31, 2005 and 2004, foreign revenues constituted 74% and 77%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
Revenue Recognition. We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one to two year periods. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of fiber optic components, switches and routers, console management products, and physical layer products.

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
Goodwill and Other Intangibles. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives over their useful lives.
Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Operations.
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
Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. At December 31, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004. We incurred approximately 45% of our operating expenses in currencies other than the U.S. dollar for the year ended December 31, 2005. In general, these currencies were stronger against the U.S. dollar for the year ended December, 31 2005 compared to the year ended December 31, 2004, so revenues and expenses in these countries translated into more dollars than they would have in the year ended December 31, 2004. Additional discussion of foreign currency risk and other market risks is included in “Item 7a. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
     The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

For the year ended December 31,	2005		2004		2003
	$	%	$	%	$	%

Revenue (1)	$283,698	100%	$271,658	100%	$238,983	100%

Networking group	236,782	83	227,192	84	202,399	85
Optical components group	50,446	18	46,431	17	38,790	16

Gross margin (2)	89,952	32	91,878	34	74,090	31

Networking group	84,355	36	85,405	38	70,839	35
Optical components group	5,597	11	6,473	14	3,251	8

Operating costs and expenses (2)	98,686	35	99,066	36	94,229	39

Networking group	82,055	35	80,659	36	73,046	36
Optical components group	14,910	30	16,313	35	14,363	37
Development stage enterprise group	1,721	NM	2,094	NM	6,820	NM

Operating income (loss) (2)	(8,734)	(3)	(7,188)	(3)	(20,139)	(8)

Networking group	2,300	1	4,746	2	(2,207)	(1)
Optical components group	(9,313)	(18)	(9,840)	(21)	(11,112)	(29)
Development stage enterprise group	(1,721)	NM	(2,094)	NM	(6,820)	NM

NM – not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statement of Operations data express percentages as a percentage of revenue. Statement of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the Development stage enterprise group in 2004 or 2003.
     The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Year Ended December 31, 2005 (“2005”) Compared
To Year Ended December 31, 2004 (“2004”)
Revenue
     The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

					% Change
					Constant
For the year ended December 31:	2005	2004	$ Change	% Change	Currency (2)

Networking group	$236,782	$227,192	$9,590	4%	4%
Optical components group	50,446	46,431	4,015	9	6
Development stage enterprise group	—	—	—	—	—

	287,228	273,623	13,605	5	5
Adjustments (1)	(3,530)	(1,965)	(1,565)	NM	NM

Total	$283,698	$271,658	$12,040	4%	4%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Revenues for 2005 increased $12.0 million, or 4%, to $283.7 million from $271.7 million for 2004. On a product-line basis, we realized increases in revenues from sales of our physical layer products, other networking products and services. Geographically, revenues increased 15% in the Americas. The increased revenue in the Americas is largely due to shipments of our physical layer products. Sales of our console management products and switches and routers, represented the largest decreases in absolute dollars. We also realized a slight increase in sales of our fiber optic components, despite a significant increase in actual units shipped. The impact of foreign currency did not have a significant impact on the year-over-year increase in revenues. For 2005, 45% of our revenues were generated from the sale of third-party products through our system integration and distribution offices as compared to 46% of our revenues in 2004. Revenues generated from internally produced products increased $10.2 million, or 7%, year-over-year.
     Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, including cellular communications. External revenues generated from our networking group increased $9.6 million, or 4%, to $236.8 million for 2005 as compared to $227.2 million for 2004. The increase is due to increases in sales of our physical layer products, other networking products and services, offset by decreases in console management products and sales of switches and routers. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in revenues. External revenues generated from the sales of our physical layer products increased $7.7 million, or 11%, to $75.1 million for 2005 compared to $67.3 million for 2004. External revenues generated from the sales of services increased $4.9 million, or 20%, to $29.3 million for 2005 as compared to $24.4 million for 2004. External revenues generated from the sales of our console management products decreased $2.1 million, or 10%, to $18.4 million for 2005 as compared to $20.6 million for 2004. External revenues generated from the sales of our switches and routers decreased $1.7 million, or 2%, to $70.5 million for 2005 as compared to $72.2 million for 2004.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group increased $4.0 million, or 9%, to $50.4 million for 2005 as compared to $46.4 million for 2004. Over half of our optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP will allow these providers to offer superior services at very competitive prices. Shipments of FTTP products for 2005 totaled approximately $29.6 million, compared to $24.1 million for 2004. Recent announcements suggest that FTTP deployments in North America made services available to approximately three million homes through 2005 and that continuing deployments are expected to make FTTP services available to at least an additional three million residences by the end of 2006; however, the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow during 2006 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations contributed approximately $1.3 million to revenues year-over-year. On a constant currency basis, revenues increased 6%.
          Development Stage Enterprise Group. No revenues were generated by these entities for 2005 and 2004.
     Gross Profit
          The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

					% Change
					Constant
For the year ended December 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$84,355	$85,405	$(1,050)	(1)%	(1)%
Optical components group	5,597	6,473	(876)	(14)	(17)
Development stage enterprise group	—	—	—	—	—

Total	$89,952	$91,878	$(1,926)	(2)	(2)

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Gross profit for 2005 was $90.0 million, compared to gross profit of $91.9 million for 2004. Gross profit decreased $1.9 million, or 2%, in 2005 compared to 2004. Our gross margin decreased to 32% for 2005, as compared to 34% last year. The decrease in gross profit is the result of the increase in sales of fiber optic components that yield in gross margins that are lower than the company-wide average. To a lesser extent, the decrease in sales of console management products also negatively impact our gross margin as these products typically yield in higher gross margins that the company-wide average. The effect of currency fluctuations did not have a significant impact on the year-over-year decrease in gross profit.

          Networking Group. Gross profit for our networking group was $84.4 million for 2005 compared to $85.4 million for 2004. Gross margins decreased to 36%, as compared to 38% for 2004. The decrease in gross margins in 2005 is the result of the composition of products sold. The effect of currency fluctuations did not have a significant impact on the year-over-year decrease in gross profit.
          Optical Components Group. Gross profit for 2005 was $5.6 million, compared to $6.5 million for 2004, a decrease of $876,000. Our optical components group gross margins decreased to 11% for 2005, as compared to gross margin of 14% for 2004. The decrease in gross margin in 2005 was partially the result of our agreement with certain customers, primarily purchasing FTTP components, to reduce prices, which for the short-term meant we realized lower gross profit. However, we expect that this decision to reduce the prices of our FTTP components in the short-term will help in our effort to secure a leadership position in this market for the long term. This long-term leadership position would facilitate achieving long-term manufacturing efficiencies through economies-of-scale if the volumes produced continue to increase. In an effort to improve gross margins, we are continuing our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China which we expect to continue to result in savings in direct labor costs in manufacturing. In the fourth quarter of 2005, we achieved gross margins of 20% in our optical components group, which we believe is a result of these operational changes. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year decrease in gross profit in absolute dollars.
          Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were produced by these entities for 2005 and 2004.
     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

					% Change
					Constant
For the year ended December 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$82,055	$80,659	$1,396	2%	2%
Optical components group	14,910	16,313	(1,403)	(9)	(10)
Development stage enterprise group	1,721	2,094	(373)	(18)	(18)

Total	$98,686	$99,066	$(380)	—	—

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Operating costs and expenses were $98.7 million, or 35% of revenues, for 2005, compared to $99.1 million, or 36% of revenues, for 2004. Operating costs and expenses decreased $380,000 in 2005 compared to 2004, despite increasing revenue year-over-year. The effect of currency fluctuations did not have a significant impact on the year-over-year decrease in operating costs and expenses in absolute dollars.
          Networking Group. Operating costs and expenses for 2005 were $82.1 million, or 35% of revenues, compared to $80.7 million, or 36% of revenues, for 2004. Operating costs and expenses increased $1.4 million, or 2%, in 2005 compared to 2004. The increase in operating costs and expenses is the result of an increase in the investment in product development and engineering expenses and increased sales and marketing expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year decrease in operating costs and expenses in absolute dollars.

          Optical Components Group. Operating costs and expenses for 2005 were $14.9 million, or 30% of revenues, compared to $16.3 million, or 35% of revenues, for 2004. Operating costs and expenses decreased $1.4 million, or 9%, in 2005 compared to 2004. Operating costs and expenses decreased across all expense categories. The effect of currency fluctuations did not have a significant impact on the year-over-year decrease in operating costs and expenses in absolute dollars.
          Development Stage Enterprise Group. Operating costs and expenses for 2005 were $1.7 million, compared to $2.1 million for 2004. Operating costs and expenses decreased $373,000, or 18%, in 2005 compared to 2004. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant head count reductions to align these costs with current development activities.
     Operating Income (Loss)
          The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

					% Change
					Constant
For the year ended December 31:	2005	2004	$ Change	% Change	Currency (1)

Networking group	$2,300	$4,746	$(2,446)	(52)%	(51)%
Optical components group	(9,313)	(9,840)	527	(5)	(5)
Development stage enterprise group	(1,721)	(2,094)	373	(18)	(18)

Total	$(8,734)	$(7,188)	$(1,546)	22	22

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          We reported an operating loss of $8.7 million, or 3% of revenues, for 2005 compared to $7.2 million, or 3% of revenues, for 2004, a decrease in our results of $1.5 million in 2005 compared to 2004. This decrease was the result of the decrease in our gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating loss in absolute dollars.
          Networking Group. Our networking group reported operating income totaling $2.3 million for 2005, compared to $4.7 million for 2004, a decrease of $2.4 million. This decrease was the result of the decrease in our gross profit and an increase in operating costs and expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating income in absolute dollars.
          Optical Components Group. Our optical components group reported an operating loss of $9.3 million, or 18% of revenues, for 2005, compared to $9.8 million, or 21% of revenues, for 2004. Our operating loss improved $527,000, or 5%, in 2005 compared to 2004. The improvement in our operating loss was the result of the decrease in operating costs and expense, partially offset by a reduction in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating loss in absolute dollars.
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.7 million for 2005, compared to $2.1 million for 2004. Our operating loss declined $373,000, or 18%, in 2005 compared to 2004. The improvement is the result of a significant reduction in spending for operating costs and expenses.

     Interest Expense And Other Income, Net
          Interest expense was $4.2 million and $3.1 million for 2005 and 2004, respectively. Interest expense increased in 2005 primarily due to additional interest expense recognized of $926,000 in 2005 for fluctuations in the fair value of certain interest rate swaps utilized by one of our foreign offices along with a higher average interest rate on variable interest debt compared to 2004. Other income, net principally includes interest income on cash and investments and gains (losses) on foreign currency transactions totaling $2.4 million and $2.7 million for 2005 and 2004, respectively.
     Provision For Taxes
          The provision for income taxes for 2005 was $5.8 million, compared to $3.0 million for 2004. The increase in tax expense in 2005 versus 2004 was primarily due to increases in income in various jurisdictions where we pay income tax. During 2005, we recorded an additional valuation allowance against additional deferred income tax assets, principally domestic net operating losses and unrealized tax credits.

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

          Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $7.6 million, or 20%, to $46.4 million for 2004 as compared to $38.8 million for 2003. We attribute the increase in optical components revenue to initial shipments of FTTP components for North American deployments, which generated revenues totaling $24 million in 2004 ($17 million of which was generated in the last half of 2004). Additionally, shipments of FTTP products were the primary catalyst for our increase in sales in the Americas. The effect of currency fluctuations contributed $1 million to the year-over-year increase in revenues. On a constant currency basis, revenues increased 18%.
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
          Gross profit for 2004 was $91.9 million, compared to gross profit of $74.1 million for 2003. Gross profit increased $17.8 million, or 24%, in 2004 compared to 2003. Our gross margin for 2004 improved to 34% compared to 31% for 2003, representing year-over-year improvement of $14.6 million, or 21%. The increase in gross profit was the result of the increase in revenue and the composition of product sales, primarily the increase in internally produced products. Revenues generated from internally produced products increased $21.3 million during 2004, which generate gross margins at rates higher than our company-wide averages. The effect of currency fluctuations also contributed $4 million to the year-over-year increase in gross profit. On a constant currency basis, gross profit increased 18%.
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
          Optical Components Group. Gross profit for 2004 was $6.5 million, compared to $3.3 million for 2003, an improvement of $3.2 million, primarily as a result of the increase in FTTP sales. Gross margins improved to 14% for 2004, compared to gross margin of 8% for 2003. The improvement in gross margin for 2004 is attributed to the increase in product sales, including the contribution from the initial shipments of FTTP products for early deployments. We continued to transition volume manufacturing to our Taiwanese optical components facility which resulted in significant savings in direct labor in the fourth quarter of 2004 compared to the third quarter of 2004. Further, we began to realize efficiencies in material costs due to increased volumes and purchasing power. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars.

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
Recently Issued Accounting Standards
          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement on January 1, 2006, is not expected to have a material effect on our financial condition, the results of operations or liquidity.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 on January 1, 2006, will have a material effect on our financial condition, the results of operations or liquidity.
          On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, when implemented, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
          In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until 2006 for calendar year companies like us. Consistent with the new rule, we adopted SFAS No. 123(R) on January 1, 2006. We will use the modified-prospective transition method. The impact of adopting this pronouncement will depend on many factors, including the levels of share-based payments granted in the future, however, had we adopted this pronouncement in prior periods, the impact would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources
          We had cash and cash equivalents of $68.0 million as of December 31, 2005, a decrease of $9.2 million from the cash and cash equivalents of $77.2 million as of December 31, 2004. The decrease in cash and cash equivalents is primarily the result of cash used in our operations, timing of cash collections from customers, cash used to procure necessary inventories, cash used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (dollars in thousands):

At December 31:	2005	2004

Cash
Cash and cash equivalents	$67,984	$77,226
Short-term marketable securities	—	3,395
Time deposits	1,475	1,559
Long-term marketable securities	—	1,839

	69,459	84,019
Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations	30,378	25,286
Long-term debt	284	112

	53,662	48,398

Excess cash versus debt	$15,797	$35,621

Ratio of cash versus debt (1)	1.3:1	1.7:1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.
Working Capital
          The following table illustrates, for the periods indicated, working capital and current ratio (dollars in thousands):

At December 31:	2005	2004

Current assets	$212,842	$216,533
Current liabilities	113,328	102,538

Working capital	$99,514	$113,995

Current ratio (1)	1.9:1	2.1:1

(1)	Determined by dividing current assets by current liabilities, in each case as reflected in the table.
          Current assets decreased $3.7 million due to decreases in substantially all current asset categories with accounts receivables representing the largest decrease, partially offset by increases in inventories and prepaid and other current assets. The decreases were also affected by changes in foreign currency. Fluctuations in current assets are typically due to the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.

          Current liabilities increased $10.8 million due to increases in substantially all current liability categories with accounts payable, short-term obligations and accrued liabilities representing the largest increases. These increases were also affected by changes in foreign currency. Fluctuations in current liabilities are typically due to the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred income, income tax liabilities and the effects of changes in foreign currency.
     Cash Flow
          The following table sets forth, for the periods indicated, certain Statement of Cash Flows data (in thousands):

For the year ended December 31:	2005	2004

Net cash provided by (used in):
Operating activities	$(20,573)	$(21,559)
Investing activities	1,816	(448)
Financing activities	11,095	6,322
Effect of exchange rate changes on cash and cash equivalents	(1,580)	5,309

Net change in cash and cash equivalents	$(9,242)	$(10,376)

          Cash Flows Related to Operating Activities. Cash used in operating activities was $20.6 million for the year ended December 31, 2005, compared to cash used in operating activities of $21.6 million for the year ended December 31, 2004. Cash used in operating activities is a result of our net loss of $16.3 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, deferred income taxes and gains on the disposition of fixed assets. Increases in current liabilities positively affected cash used in operating activities. Cash used in operating activities was negatively affected by increases in current assets. The increase in accounts receivables is due to timing of customer payments and collection efforts. The increase in inventories is primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable are the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
          Cash Flows Related to Investing Activities. Cash provided by investing activities was $1.8 million for the year ended December 31, 2005, compared to cash used in investing activities totaling $448,000 for the year ended December 31, 2004. Cash provided by investing activities for 2005 was primarily the result of maturities of investments, partially offset by capital expenditures. As of December 31, 2005, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior year resulted from the purchase of capital expenditures, partially offset by maturities of investments.
          Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $11.1 million for the year ended December 31, 2005, as compared to cash flows provided by financing activities of $6.3 million for the year ended December 31, 2004. Cash flows provided by financing activities were primarily the result of net proceeds from our issuance of common stock, the exercise of employee stock options, borrowings on long-term obligations and changes in other long-term liabilities, offset by net payments on short-term obligations. Cash flows provided by financing activities for the prior year represent the net cash received on short-term borrowings and net proceeds from the exercise of employee stock options.

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
     Contractual Cash Obligations
          The following table illustrates our total contractual cash obligations as of December 31, 2005 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	3 – 5 Years	Years

Short-term obligations	$30,041	$30,041	$—	$—	$—
Long-term debt	621	337	284	—	—
5% convertible notes due June 2008	23,000	—	23,000	—	—
Unconditional purchase obligations	10,087	8,417	972	3	695
Operating leases	25,996	5,950	7,492	5,809	6,745

Total contractual cash obligations	$89,745	$44,745	$31,748	$5,812	$7,440

          Our total contractual cash obligations as of December 31, 2005, were $89.1 million, of which, $43.9 million are due by December 31, 2006. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
          We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. We are limited in the amount of debt financing we may obtain and the price per share of our common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For a discussion of these limitations and other restrictions of our 5% convertible notes due June 2008, see the discussion under Item 1A of this Report entitled “Our 2003 Notes Provide For Various Events Of Default That Would Entitle The Holders To Require Us To Repay Upon a Holder’s Demand The Outstanding Principal Amount, Plus Accrued And Unpaid Interest” and – “If Our Cash Flow Significantly Deteriorates In The Future, Our Liquidity And Ability To Operate Our Business Could Be Adversely Affected” and “The Prevailing Market Price Of Our Common Stock May Limit Our Ability To Raise Equity Capital.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Market Risks
          Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We endeavor to manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. We use these derivative instruments in our effort to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and to implement hedging strategies in which gains or losses on derivative instruments may offset losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.
          Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of December 31, 2005, through a foreign office, we had two interest rate swap contracts outstanding. The economic purpose of these interest rate swap contracts are utilized in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized losses on these interest swap contracts for the year ended December 31, 2005 were approximately $926,000 and have been included in Interest expense in the accompanying statements of operations.
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
          Through certain foreign offices, and from time-to-time, we enter into foreign exchange contracts in an effort to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of December 31, 2005, we did not have any foreign exchange contracts outstanding.
          Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At December 31, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004.

          We incurred approximately 45% of our operating expenses in currencies other than the U.S. dollar in 2005. In general, these currencies were stronger against the U.S. dollar during 2005 compared to the year ended December 31, 2004, so revenues and expenses in these countries translated into more dollars than they would have in 2004. For 2005, we had approximately $22.5 million of operating expenses that were settled in the Euro. For this same year, we had approximately $10.6 million of operating expenses hat were settled in Swiss Francs, $6.7 million of operating expenses settled in Swedish Krona and $4.8 million of operating expenses settled in the Taiwan dollar. Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for 2005, our costs would have increased approximately $2.3 million related to expenses settled in Euros, approximately $1.1 million related to expenses settled in Swiss Francs, approximately $670,000 in expenses settled in Swedish Kronas and approximately $480,000 in expenses settled in the Taiwan dollar.
          The following table indicates, for the periods indicated, the U.S. dollar equivalent of material amounts of currencies included in cash and cash equivalents (in thousands):

For the year ended December 31:	2005	2004

U.S. dollars	$57,900	$61,153
Euros	3,894	3,731
Swiss Francs	2,987	4,033
Swedish Kronas	2,511	7,391
Taiwan dollars	692	918

Total cash and cash equivalents	$67,984	$77,226

          Fluctuations in currency exchange rates of the forgoing or other foreign currencies we hold to the U.S. dollar would have a corresponding impact on the U.S. dollar equivalent of such currencies included in the cash and cash equivalents reported our financial statements from period to period.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of MRV Communications, Inc.
          We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. (and subsidiaries) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. (and subsidiaries) as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MRV Communications, Inc.’s (and subsidiaries) internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Woodland Hills, California
February 28, 2006

MRV Communications, Inc.
Statement of Operations
(In thousands, except per share data)

For the year ended December 31:	2005	2004	2003

Revenue	$283,698	$271,658	$238,983
Cost of goods sold	193,746	179,780	164,893

Gross profit	89,952	91,878	74,090

Operating costs and expenses:
Product development and engineering	26,051	24,949	30,972
Selling, general and administrative	72,635	74,117	62,901
Impairment of goodwill and other intangibles	—	—	356

Total operating costs and expenses	98,686	99,066	94,229

Operating loss	(8,734)	(7,188)	(20,139)

Interest expense	(4,207)	(3,141)	(3,170)
Other income (expense), net	2,416	2,685	(3,268)

Loss before taxes and extraordinary gain	(10,525)	(7,644)	(26,577)

Provision for taxes	5,774	3,036	2,361

Loss before extraordinary gain	(16,299)	(10,680)	(28,938)

Extraordinary gain, net of tax	—	—	1,950

Net loss	$(16,299)	$(10,680)	$(26,988)

Earnings per share:
Basic and diluted loss per share:
Loss before extraordinary gain	$(0.16)	$(0.10)	$(0.28)
Extraordinary gain	$—	$—	$0.02
Net loss	$(0.16)	$(0.10)	$(0.26)

Weighted average number of shares:
Basic and diluted	104,350	104,793	102,022
The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

At December 31:	2005	2004

Assets
Current assets:
Cash and cash equivalents	$67,984	$77,226
Short-term marketable securities	—	3,395
Time deposits	1,475	1,559
Accounts receivable, net	92,466	80,755
Inventories	42,216	42,264
Deferred income taxes	873	2,395
Other current assets	7,828	8,939

Total current assets	212,842	216,533
Property and equipment, net	14,065	19,089
Goodwill	29,965	29,965
Long-term marketable securities	—	1,839
Deferred income taxes	136	—
Investments	3,063	3,063
Other assets	1,415	1,589

	$261,486	$272,078

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$30,378	$25,286
Accounts payable	45,372	43,209
Accrued liabilities	29,272	26,915
Deferred revenue	6,076	4,556
Other current liabilities	2,230	2,572

Total current liabilities	113,328	102,538
Convertible notes	23,000	23,000
Other long-term liabilities	6,694	5,663
Minority interest	5,151	5,318
Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 105,849 shares in 2005 and 105,426 shares in 2004
Outstanding — 104,496 shares in 2005 and 104,073 shares in 2004	177	176
Additional paid-in capital	1,156,209	1,155,474
Accumulated deficit	(1,031,409)	(1,015,110)
Treasury stock — 1,353 shares in 2005 and 2004	(1,352)	(1,352)
Accumulated other comprehensive loss	(10,312)	(3,629)

Total stockholders’ equity	113,313	135,559

	$261,486	$272,078

The accompanying notes are an integral part of these balance sheets.

MRV Communications, Inc.
Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, Dec. 31, 2002	98,917	$168	$1,149,635	$(5,047)	$(977,442)	$(1,207)	$(11,631)	$154,476
Exercise of stock options and warrants	758	1	1,752	—	—	—	—	1,753
Issuance of common stock in connection with private placement	1,667	3	4,982	—	—	—	—	4,985
Issuance of common stock in exchange for convertible subordinated notes	4,237	7	11,445	—	—	—	—	11,452
Purchase of treasury stock	(138)	—	—	—	—	(145)	—	(145)
Forfeited stock options	—	—	(12,945)	1,369	—	—	—	(11,576)
Amortization of deferred stock expense	—	—	—	3,478	—	—	—	3,478
Comprehensive income (loss):								—
Net loss	—	—	—	—	(26,988)	—	—	(26,988)
Translation adjustment	—	—	—	—	—	—	2,693	2,693

Comprehensive loss								(24,295)

Balance, Dec. 31, 2003	105,411	179	1,154,869	(200)	(1,004,430)	(1,352)	(8,938)	140,128
Exercise of stock options and warrants	381	—	614	—	—	—	—	614
Retirement of common stock	(1,749)	(3)	3	—	—	—	—	—
Forfeited stock options	—	—	(12)	—	—	—	—	(12)
Amortization of deferred stock expense	—	—	—	200	—	—	—	200
Comprehensive income (loss):
Net loss	—	—	—	—	(10,680)	—	—	(10,680)
Translation adjustment	—	—	—	—	—	—	5,309	5,309

Comprehensive loss								(5,371)

Balance, Dec. 31, 2004	104,073	176	1,155,474	—	(1,015,110)	(1,352)	(3,629)	135,559
Exercise of stock options and warrants	323	1	573	—	—	—	—	574
Issuance of common stock	100	—	162	—	—	—	—	162
Comprehensive income (loss):
Net loss	—	—	—	—	(16,299)	—	—	(16,299)
Translation adjustment	—	—	—	—	—	—	(6,683)	(6,683)

Comprehensive loss								(22,982)

Balance, Dec. 31, 2005	104,496	$177	$1,156,209	$—	$(1,031,409)	$(1,352)	$(10,312)	$113,313

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statement of Cash Flows
(In thousands)

For the year ended December 31:	2005	2004	2003

Cash flows from operating activities:
Net loss	$(16,299)	$(10,680)	$(26,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,072	8,266	11,411
Amortization of deferred stock expense, net of forfeited options	—	188	(8,098)
Provision for doubtful accounts	748	1,367	1,829
Deferred income taxes	1,276	199	43
Loss on extinguishment of debt	—	—	5,438
Impairment of goodwill and other intangibles	—	—	356
Extraordinary gain	—	—	(1,950)
(Gain) loss on disposition of property and equipment	(37)	235	306
Minority interests’ share of income	24	27	(80)
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	60	(148)	1,378
Accounts receivable	(21,569)	(9,633)	(4,003)
Inventories	(3,626)	(6,465)	(3,104)
Other assets	(867)	(3,143)	6,540
Accounts payable	6,437	(3,602)	5,503
Accrued liabilities	3,483	1,486	(4,136)
Deferred revenue	1,873	802	(196)
Other current liabilities	852	(458)	(1,236)

Net cash used in operating activities	(20,573)	(21,559)	(16,987)

Cash flows from investing activities:
Purchases of property and equipment	(3,351)	(2,737)	(2,380)
Proceeds from sale of property and equipment	94	597	449
Proceeds from maturity of investments	5,073	1,692	6,259
Investment in subsidiaries	—	—	(631)

Net cash provided by (used in) investing activities	1,816	(448)	3,697

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	—	—	22,950
Net proceeds from issuance of common stock	736	614	6,738
Borrowings on short-term obligations	46,118	59,042	50,198
Payments on short-term obligations	(37,519)	(54,582)	(54,431)
Borrowings on long-term obligations	624	—	—
Payments on long-term obligations	(121)	(88)	(583)
Repurchase of convertible subordinated notes	—	—	(26,522)
Purchase of treasury stock	—	—	(145)
Other long-term liabilities	1,257	1,336	549

Net cash provided by (used in) financing activities	11,095	6,322	(1,246)

Effect of exchange rate changes on cash and cash equivalents	(1,580)	5,309	2,693

Net decrease in cash and cash equivalents	(9,242)	(10,376)	(11,843)

Cash and cash equivalents, beginning of year	77,226	87,602	99,445

Cash and cash equivalents, end of year	$67,984	$77,226	$87,602

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
December 31, 2005
1. Description of Business
     MRV Communications, Inc, (a Delaware corporation, “MRV” or the “Company”) designs, manufactures, sells, distributes, integrates and supports communication equipment and services, and optical components. MRV conducts its business along three principal segments: the networking group, the optical components group and the development stage enterprise group. MRV’s networking business provides equipment used by commercial customers, governments and telecommunications service providers, and includes switches, routers, physical layer products and out-of-band management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. MRV’s optical components business provides optical communications components for metropolitan, access and Fiber-to-the-Premises applications, through its wholly owned subsidiary LuminentOIC, Inc. MRV’s development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet. MRV markets and sells its products worldwide through a variety of channels, including a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators. MRV also has operations in Europe that provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as internally developed and manufactured products.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying financial statements include the accounts of MRV and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of related development stage enterprises when it has effective control, voting control or has provided the entity’s working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.
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
Cash, Cash Equivalents and Time Deposits
     MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Time deposits of $1.5 million and $1.6 million as of December 31, 2005 and 2004, respectively, are restricted by short-term obligations.
Marketable Securities
     MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of December 31, 2005 and 2004. As of December 31, 2005 and 2004, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2005.
Accounts Receivable and Allowance for Doubtful Accounts
     MRV evaluates the collectibility of its accounts receivable based on a combination of factors. If MRV becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial conditions of MRV’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.
     As of December 31, 2005, 2004 and 2003, the allowance for doubtful accounts totaled $6.2 million, $9.4 million and $10.7 million, respectively. Increases in the allowance for doubtful accounts totaled $748,000, $1.4 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Write-offs against the allowance for doubtful accounts totaled $2.9 million, $1.0 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005 and 2004, $1.1 million and $1.6 million, respectively, of the allowance for doubtful accounts was reduced based on period-end assessments of required allowances and has been included in the accompanying Statement of Operations in the period in which such determination was made.

Inventories
     Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. At each balance sheet date, MRV evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analyses of sales levels and projections of future demand. In order to state inventory at lower of cost or market, MRV maintains reserves against its inventory. If future demand or market conditions are less favorable than MRV’s projections, a write-down of inventory may be required, and would be reflected in Cost of Goods Sold in the period the revision is made.
     Inventories consisted of the following (in thousands):

At December 31 :	2005	2004

Raw materials	$8,471	$7,272
Work-in process	9,682	10,055
Finished goods	24,063	24,937

Total	$42,216	$42,264

Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty-three years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.
     Property and equipment consisted of the following (in thousands):

At December 31:	2005	2004

Property and equipment, at cost
Land	$54	$62
Building	3,465	3,975
Machinery and equipment	39,630	43,804
Furniture and fixtures	5,635	6,507
Computer hardware and software	18,321	18,219
Leasehold improvements	5,747	6,178
Construction in progress	590	76

	73,442	78,821
Less – accumulated depreciation and amortization	(59,377)	(59,732)

Total	$14,065	$19,089

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

Investments
     MRV accounts for its investments in unconsolidated entities (see Note 2, Principles of Consolidation) under the provisions of Accounting Principles Board Opinions (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and related interpretations. Unconsolidated investments, for which MRV does not have the ability to exercise significant influence over operating and financial policies, are accounted for under the cost method. Those investments, for which MRV does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. In general, all investments in which MRV owns greater than 20% of the voting stock are accounted for under the equity method. Cost and equity method investments totaled $3.1 million as of December 31, 2005 and 2004.
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
Impairment of Long-Lived Assets
     MRV evaluates its long-term assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. MRV considers events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on MRV’s weighted average costs of capital, which represents the blended after-tax costs of debt and equity. There were no impairment losses recorded for the years ended December 31, 2005, 2004 and 2003.
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
Cost of Goods Sold
     Cost of goods sold includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.
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
Sales and Marketing
     Sales and marketing costs, which include advertising costs, are charged to expense as incurred.
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
Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 11.4 million, 11.0 million and 10.0 million shares were not included in the computation of years 2005, 2004 and 2003 diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) and 5% Convertible Subordinated Notes issued in June 1998 and paid in June 2003 (“1998 Notes”) were not included in the computation of loss per share as they are anti-dilutive.
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

     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because MRV’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, MRV applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three years in the period ended December 31, 2005 would have increased to the following pro forma amounts (in thousands, except per share data):

For the year ended December 31:	2005	2004	2003

Net loss, as reported	$(16,299)	$(10,680)	$(26,988)
Add: Stock-based employee compensation expense (income) included in reported net loss	—	188	(8,098)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,010)	(17,593)	(23,520)

Pro forma net loss	$(22,309)	$(28,085)	$(58,606)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.16)	$(0.10)	$(0.26)
Basic and diluted net loss per share – pro forma	$(0.21)	$(0.27)	$(0.57)

     The following assumptions were applied: (i) no expected dividend yield for all periods, (ii) expected volatility ranging from 61% to 76% for 2005, 69% to 84% for 2004 and 84% for 2003, (iii) expected lives of 4 to 6 years for all years, (iv) and risk-free interest rates ranging from 2.68% to 6.73% for all years.
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
     Deferred stock expense is being amortized using the graded vesting method over four years. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option’s compensation expense is amortized in each of the four years following the date of grant. Deferred stock expense generated through acquisitions during 2001 and 2000 was $7.1 million and $106.6 million, respectively. There has been no deferred stock expense generated since December 31, 2001. The following table presents deferred stock expense (income) recognized for the periods presented (in thousands).

For the year ended December 31:	2005	2004	2003

Amortization of deferred stock expense	$—	$200	$3,478
Income from recapturing accelerated deferred stock expense due to terminations	—	(12)	(11,576)

Total	$—	$188	$(8,098)

     During the three years in the period ended December 31, 2005, certain stock option holders ceased to be employees of MRV, either through termination or sale. Since MRV used the graded vesting method of accounting to recognize the compensation over the related employment period, MRV recognized deferred stock expense related to options that were unvested. For the years ended December 31, 2004 and 2003, MRV reversed $12,000 and $11.6 million, respectively, related to unvested, forfeited stock options for which compensation expense was previously recognized. Unamortized deferred stock expense totaling $1.4 million for the year ended December 31, 2003 has been reversed to additional paid-in capital relating to these employees. There was no unamortized deferred stock expense reversed to additional paid-in capital relating to these employees for the years ended December 31, 2005 and 2004.
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
Recently Issued Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement on January 1, 2006, is not expected to have a material effect on MRV’s financial condition, the results of operations or liquidity.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. MRV does not anticipate that the adoption of SFAS No. 154 on January 1, 2006, will have a material effect on MRV’s financial condition, the results of operations or liquidity.

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
     In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until 2006 for calendar year companies like MRV. Consistent with the new rule, MRV adopted SFAS No. 123(R) on January 1, 2006. MRV will use the modified-prospective transition method. The impact of adopting this pronouncement will depend on many factors, including the levels of share-based payments granted in the future, however, had MRV adopted this pronouncement in prior periods, the impact would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation.
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
3. Goodwill and Other Intangible Assets
     For the years ended December 31, 2005, 2004 and 2003, there were no changes in the carrying amounts of goodwill. The following table summarizes MRV’s goodwill balances (in thousands):

At December 31:	2005	2004

Gross carrying amount	$195,869	$195,869
Accumulated amortization	(165,904)	(165,904)

Total	$29,965	$29,965

4. Restructuring costs
     During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $402,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.

5. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

At December 31:	2005	2004

Payroll and related	$12,327	$11,582
Product warranty	2,328	2,537
Other	14,617	12,796

Total	$29,272	$26,915

6. Income Taxes
     The provision for income taxes is as follows (in thousands):

For the year ended December 31:	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	151	(10)
Foreign	4,498	3,084	2,414

	4,498	3,235	2,404
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,276	(199)	(43)

	1,276	(199)	(43)

Total	$5,774	$3,036	$2,361

     The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

For the year ended December 31:	2005	2004	2003

Income tax provision (benefit, at statutory federal rate)	(34)%	(34)%	(34)%
State and local income taxes, net of federal income taxes effect	(6)%	(6)%	(6)%
Permanent differences	1%	1%	24%
Foreign taxes at rates different than domestic rates	(6)%	(10)%	25%
Change in valuation allowance	96%	89%	—%

Total	51%	40%	9%

     The components of deferred income taxes are as follows (in thousands):

At December 31:	2005	2004
Allowance for doubtful accounts	$1,520	$1,537
Inventory reserve	6,962	11,256
Accrued liabilities	2,828	4,322
Other	3,185	1,236

	14,495	18,351
Valuation allowance	(13,622)	(15,956)

Net short-term deferred income tax assets	873	2,395

Net operating losses	103,232	62,150
Tax credits	9,071	6,538
Depreciation and amortization	3,776	5,008
Investments	58	67
Capital loss carryforwards	96,755	104,188
Other	2,163	—

	215,055	177,951
Valuation allowance	(214,919)	(177,951)

Net long-term deferred income tax assets	136	—

Total	$1,009	$2,395

     MRV records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, MRV assesses the likelihood that its deferred tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, MRV establishes a valuation allowance against its deferred tax asset, increasing its income tax expense in the period such determination is made. During 2005 and 2004, MRV recorded an additional valuation allowance totaling $34.6 million and $21.5 million, respectively against additional deferred income tax assets, principally domestic net operating losses and unrealized tax credits due to a history of domestic net losses. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.
     As of December 31, 2005, MRV had federal and state net operating loss carryforwards available of $160.9 million and $196.6 million, respectively. For the year ended December 31, 2005, MRV generated additional federal and state net operating losses of $15.7 million and $48.4 million, respectively. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2025 and 2015, respectively. As of December 31, 2005, MRV had federal and state tax credits of $4.5 million and $4.2 million, respectively. If not utilized, the federal and state tax credits will begin to expire in 2019 and 2008, respectively. Capital loss carryforwards totaling $254.8 million as of December 31, 2005, begin to expire in 2006.
     In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for a tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit is due to expire in 2006. Due to operating losses at this subsidiary, no tax benefit was received for any of the years ended December 31, 2005, 2004 and 2003.
     MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2005, MRV had approximately $22.2 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon MRV’s expectations of the future cash needs of its foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

     In the event actual cash needs of MRV’s U.S. entities exceeds its current expectations or the actual cash needs of its foreign entities are less than expected, MRV may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded.
7. Short-Term and Long-Term Obligations
     Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2005 and 2004, these short-term obligations totaled $30.0 million and $25.2 million, respectively. Certain assets of MRV’s subsidiaries including customer accounts receivables have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations was approximately 4.7% and 3.9% as of December 31, 2005 and 2004, respectively. These obligations are incurred and settled in the local currencies of the respective subsidiaries.
     Long-term debt consisted of secured notes payable to financial institutions bearing interest at rates ranging from 4.7% to 6.0%. Principal and interest is payable in monthly and quarterly installments through December 2005. As of December 31, 2005 and 2004, long-term debt totaled $621,000 and $204,000, respectively. As of December 31, 2005, $337,000 of long-term debt is due during 2006 with the remaining balance of $196,000 due in 2007 and $88,000 due in 2008.
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
     Foreign Exchange Contracts. Certain foreign offices of the Company enter into foreign exchange contracts to economically protect currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of December 31, 2005, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.
     Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of December 31, 2005 the Company had two interest rate swap contracts maturing in 2007 and 2008. Unrealized losses on these interest rate swaps for the year ended December 31, 2005 were $926,000, which have been recorded in Interest expense. The fair value and the carrying value of these interest rate swaps were $882,000 at December 31, 2005 and were recorded in Other long-term liabilities.

9. Convertible Debt
     In June 2003, MRV completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008, to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into shares of MRV’s common stock at a conversion price of $2.32 per share. As a condition of the 2003 Notes, MRV may not: (i) incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse in the ordinary course of business and consistent with past practices, (ii) repurchase its common stock for an aggregate amount in excess of $5.0 million, or (iii) declare or pay any dividend on any of its capital stock, other than dividends of common stock with respect to its common stock. As of December 31, 2005, MRV was in compliance with the conditions of the 2003 Notes. MRV is using the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Interest expense related to these 2003 Notes amounted to $1.2 million, $1.2 million and $672,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     In June 1998, MRV issued $100.0 million principal amount of its 1998 Notes. During 2003, MRV retired $5.9 million principal amount of 1998 Notes in exchange for the issuance of 4.2 million shares of its common stock to the holders of these notes, resulting in a remaining outstanding balance of $26.0 million at maturity. On June 15, 2003, the balance of MRV’s outstanding 1998 Notes matured and MRV repaid and retired them. For 2003, MRV recorded a loss on the extinguishment of debt totaling $5.4 million, net of associated taxes, in other expense, net in the accompanying Statement of Operations. This loss was recognized in accordance with Emerging Issues Task Force Issue 02-15 released in September 2002. MRV incurred $809,000 in interest expense relating to the 1998 Notes for 2003.
10. Commitments and Contingencies
Lease Commitments
     The Company leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2015. The aggregate minimum annual lease payments under leases in effect as of December 31, 2005 were as follows (in thousands):

Year Ending December 31,
2006	$5,950
2007	4,294
2008	3,198
2009	2,909
2010	2,900
Thereafter	6,745

Total	$25,996

     Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2005, 2004 and 2003, was $7.1 million, $6.3 million and $6.0 million, respectively.

Royalty Commitment
     Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government’s participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV’s royalty to the Chief Scientist is calculated at a rate of 2% to 5% of sales of such products developed with the participation up to the dollar amount of such participation. MRV did not receive any participation from the Chief Scientist for the year ended December 31, 2005. MRV received participation from the Chief Scientist that amounted to $31,000 and $287,000 for the years ended December 31, 2004 and 2003, respectively. The remaining future obligation as of December 31, 2005 is approximately $1.2 million which is contingent on generating sufficient sales of this selected product line.
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
11. Product Warranty and Indemnification
     FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.
     The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of December 31, 2005 and 2004, MRV’s product warranty liability recorded in accrued liabilities was $2.3 million and $2.5 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

For the years ended December 31:	2005	2004

Beginning balance	$2,537	$2,617
Cost of warranty claims	(1,222)	(1,876)
Accruals for product warranties	1,013	1,796

Total	$2,328	$2,537

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
12. Stockholders’ Equity
Authorized Shares
     On May 10, 2000, the Board of Directors and stockholders of MRV approved an increase in the authorized number of shares of its $0.0017 par value common stock from 80.0 million to 160.0 million shares relating to the two-for-one stock split distributed on May 26, 2000. MRV is authorized to issue up to 1.0 million shares of its $0.01 par value preferred stock, of which none is issued or outstanding as of December 31, 2005 and 2004.
     In October 2003, MRV issued and sold 1,667,000 shares of its common stock to several institutional investors, raising net proceeds of approximately $5.0 million. These shares were taken from its shelf registration statement that was declared effective by the SEC in June 2003, which registered $20.0 million of its common stock that MRV may issue and sell from time to time.
Stock Repurchase Program
     On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. Through December 31, 2005, MRV had repurchased a total of 1.3 million shares of its common stock at a cost of $1.3 million under this program. MRV did not repurchase any of its common stock during the years ended December 31, 2005 and 2004. MRV can repurchase up to 5.7 million additional shares of its common stock under this program in the future.
Stock Options
     MRV has stock option and warrant plans that provide for granting options and warrants to purchase shares of MRV’s common stock to employees, directors and non-employees performing consulting or advisory services for MRV. The plans provide for the granting of options, which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options and are at the discretion of the board of directors. Under these plans, stock options and warrant exercise prices generally equal the fair market value of MRV’s common stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The plans provide for the issuance of 4.0 million shares of common stock over the remaining life of the plans.

     Information with respect to MRV’s stock option and warrant plans is as follows (in thousands, except per share data):

	2005		2004		2003
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	10,963	$3.58	10,029	$3.58	12,626	$6.90
Granted	2,189	$2.50	2,438	$3.08	2,543	$2.00
Exercised	(323)	$1.77	(381)	$1.61	(758)	$2.31
Cancelled and forfeited	(1,396)	$5.64	(1,123)	$7.58	(4,382)	$12.44

Outstanding, end of year	11,433	$3.18	10,963	$3.66	10,029	$3.58

Exercisable, end of year	6,044	$3.81	5,363	$4.91	4,483	$6.00

Weighted average fair value of options granted during year		$1.32		$1.77		$1.58

     Information about MRV stock options outstanding at December 31, 2005 is summarized as follows (in thousands, except per share data and remaining contractual lives):

	Number		Wtd. Avg.	Number
	Outstanding	Wtd. Avg.	Remaining	Exercisable	Wtd. Avg.
Exercise Prices Per Share	as of 2005	Ex. Price	Contract Life	as of 2005	Ex. Price

$0.67 - $1.10	2,818	$0.96	6.76 Years	1,870	$0.94
$1.11 - $2.63	2,751	$2.11	7.58 Years	948	$2.36
$2.66 - $3.00	2,896	$2.88	5.69 Years	1,837	$2.91
$3.02 - $6.10	2,480	$4.01	8.00 Years	929	$4.86
$6.98 - $50.38	488	$19.48	2.92 Years	460	$19.93

$0.67 - $50.38	11,433	$3.18	6.79 Years	6,044	$3.81

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

     Business segment revenues are as follows (in thousands):

For the year ended December 31:	2005	2004	2003

Networking group	$236,782	$227,192	$202,399
Optical components group	50,446	46,431	38,790
Development stage enterprise group	—	—	—

	287,228	273,623	241,189
Intersegment adjustment	(3,530)	(1,965)	(2,206)

Total	$283,698	$271,658	$238,983

     Revenues by product line are as follows (in thousands):

For the year ended December 31:	2005	2004	2003

Fiber optic components	$48,802	$48,466	$39,037
Switches and routers	70,456	72,179	64,028
Console management products	18,414	20,561	16,626
Physical layer products	75,056	67,349	65,349
Services	29,283	24,375	21,612
Other networking products	41,687	38,728	32,331

Total	$283,698	$271,658	$238,983

     For the years ended December 31, 2005, 2004 and 2003, MRV had no single customer that accounted for 10% or more of revenues. As of December 31, 2005 and 2004, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
     A summary of external revenue by geographical region is as follows (in thousands):

For the year ended December 31:	2005	2004	2003

Americas	$73,323	$63,736	$51,505
Europe	198,129	192,021	171,957
Asia Pacific	11,669	13,172	14,277
Other regions	577	2,729	1,244

Total	$283,698	$271,658	$238,983

     A summary of long-lived assets, consisting principally of property and equipment, by geographical region is as follows (in thousands):

At December 31:	2005	2004

Americas	$2,013	$1,955
Europe	6,639	8,136
Asia Pacific	5,413	8,998
Other regions	—	—

Total	$14,065	$19,089

     Business segment operating income (loss) is as follows (in thousands):

For the year ended December 31:	2005	2004	2003

Networking group	$2,300	$4,746	$(2,207)
Optical components group	(9,313)	(9,840)	(11,112)
Development stage enterprise group	(1,721)	(2,094)	(6,820)

	(8,734)	(7,188)	(20,139)
Intersegment adjustment	—	—	—

Total	$(8,734)	$(7,188)	$(20,139)

     Income (loss) before provision for income taxes is as follows (in thousands):

For the year ended December 31:	2005	2004	2003

Domestic	$(17,654)	$(9,344)	$(12,917)
Foreign	7,129	1,700	(11,710)

Total	$(10,525)	$(7,644)	$(24,627)

14. Other Income (Expense), Net
     Other income (expense), net consisted of the following (in thousands):

For the year ended December 31:	2005	2004	2003

Interest income	$2,024	$1,084	$1,079
Gain on sale of investment	—	2,000	—
Gain (loss) on disposition of assets	37	(235)	(306)
Loss on early extinguishment of debt	—	—	(5,438)
Other, net	355	(164)	1,397

Total	$2,416	$2,685	$(3,268)

15. Supplemental Statements of Cash Flow Information
     Supplemental Statements of Cash Flow information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

For the year ended December 31:	2005	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$3,221	$2,736	$2,464
Cash paid during year for income taxes	$4,209	$3,380	$3,098

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with exchange of 1998 Notes	$—	$—	$6,014
Non-cash deferred stock expense	$—	$—	$1,369

     Contributions made to the company-sponsored 401(k) retirement plan for MRV’s employees totaled $590,000, $575,000 and $627,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

16. Quarterly Financial Data (Unaudited)

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
For the three months ended:	2005	2005	2005	2005

Revenue	$62,007	$64,647	$65,875	$91,169
Cost of goods sold	40,963	42,294	46,157	64,332

Gross profit	21,044	22,353	19,718	26,837
Operating costs and expenses:
Product development and engineering	6,531	6,287	6,133	7,100
Selling, general and administrative	18,280	18,300	15,762	20,293

Total operating costs and expenses	24,811	24,587	21,895	27,393

Operating loss	(3,767)	(2,234)	(2,177)	(556)
Interest expense	(786)	(1,715)	(767)	(939)
Other income (expense), net	485	231	1,117	583

Loss before taxes	(4,068)	(3,718)	(1,827)	(912)
Provision for taxes	2,369	425	1,317	1,663

Net loss	$(6,437)	$(4,143)	$(3,144)	$(2,575)

Earnings per share:
Basic and diluted	$(0.06)	$(0.04)	$(0.03)	$(0.02)
Weighted average number of shares:
Basic and diluted	104,144	104,350	104,437	104,464

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
For the three months ended:	2004	2004	2004	2004

Revenue	$59,614	$67,231	$62,941	$81,872
Cost of goods sold	39,189	43,669	42,807	54,115

Gross profit	20,425	23,562	20,134	27,757
Operating costs and expenses:
Product development and engineering	6,338	5,805	6,373	6,433
Selling, general and administrative	18,150	18,676	16,855	20,436

Total operating costs and expenses	24,488	24,481	23,228	26,869

Operating income (loss)	(4,063)	(919)	(3,094)	888
Interest expense	(593)	(707)	(720)	(1,121)
Other income (expense), net	418	(333)	801	1,799

Income (loss) before taxes	(4,238)	(1,959)	(3,013)	1,566
Provision for taxes	539	1,110	739	648

Net income (loss)	$(4,777)	$(3,069)	$(3,752)	$918

Earnings per share:
Basic	$(0.05)	$(0.03)	$(0.04)	$0.01
Diluted	$(0.05)	$(0.03)	$(0.04)	$0.01
Weighted average number of shares:
Basic	105,504	105,596	104,114	103,973
Diluted	105,504	105,596	104,114	107,582

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
Management’s Report on Internal Control Over Financial Reporting
     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:
-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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
     Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included below.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of MRV Communications, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MRV Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that MRV Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. (and subsidiaries) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of MRV Communications, Inc. and our report dated February 28, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Woodland Hills, California
February 28, 2006
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (1) The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated:
     (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.2	Certificate of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.3	Certificate of Merger Merging LuminentOIC, Inc. into MRV Sub Corp. (incorporated by reference to Exhibit 4.1 of MRV’s 8-K filed with the SEC on January 8, 2002).

3.1	Certificate of Incorporation, as amended (incorporated by referenced to Exhibit 3a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

Exhibit
No.	Description
3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996 (incorporated by reference to Exhibit 3.2 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996 (incorporated by reference to Exhibit 3.3 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 19, 1998 (incorporated by reference to Exhibit 3.4 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 11, 2000 (incorporated by reference to Exhibit 3.5 of MRV’s Form 10-K for the year ended December 31, 2000 filed April 17, 2001).

3.6	Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant’s Registration Statement on Form S-3 (File No. 333-64017).

10.1	Key Employee Agreement between MRV and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.2	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.3	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516)).

10.4	Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.5	Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.6	Form of Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516)).

10.7	Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between MRV and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed April 15, 1997).

Exhibit
No.	Description
10.7.1	Amendment to Lease between Nordhoff Industrial and the Registrant dated December 14, 2001 relating to premises located at 20415 Nordhoff Street (incorporated by reference to Exhibit 10.65 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.8	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on November 14, 2001).

10.9	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 24, 1999 (file no. 333-87735)).

10.10	Securities Purchase Agreement dated as of June 1, 2003 between MRV Communications, Inc. and Deutsche Bank AG, London Branch, with form of Convertible Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.11	Amendment #1 to Convertible Note dated as of June 13, 2003 (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed with the SEC on June 16, 2003 (file no. 333-106169)).

10.12	Registration Rights Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.13	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

10.14	Form of Stock Option Agreement for the Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

10.15	Settlement Agreement and Waiver of Rights dated January 9, 2006 between MRV Communications, Inc. and Mr. Shay Gonen

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

25.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2006.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Kevin Rubin

Kevin Rubin
Chief Financial Officer and Corporate Compliance Officer

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

Signature	Title	Date

/s/ Noam Lotan (Noam Lotan)	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2006
/s/ Shlomo Margalit (Shlomo Margalit)	Chairman of the Board, Chief Technology Officer, and Secretary	March 3, 2006
/s/ Kevin Rubin (Kevin Rubin)	Chief Financial Officer and Corporate Compliance Officer (Principal Finance and Accounting Officer)	March 3, 2006
/s/ Igal Shidlovsky (Igal Shidlovsky)	Director	March 3, 2006
/s/ Guenter Jaensch (Guenter Jaensch)	Director	March 3, 2006
/s/ Daniel Tsui (Daniel Tsui)	Director	March 3, 2006
/s/ Baruch Fischer (Baruch Fischer)	Director	March 3, 2006
/s/ Harold W. Furchtgott-Roth (Harold W. Furchtgott-Roth)	Director	March 3, 2006