Form 10-Q
period 2006-03-31
MRV COMMUNICATIONS INC
filed 2006-05-02
CIK 887969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to
Commission file number 0-25678

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	identification No.)
20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (818) 773-0900
     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the Registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     As of April 15, 2005, there were 124,963,775 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Form 10-Q, March 31, 2006
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
     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the three months then ended.
     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.
Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005
	(Unaudited)
Revenue	$77,262	$62,007
Cost of goods sold	51,477	40,963

Gross profit	25,785	21,044

Operating costs and expenses:
Product development and engineering	6,980	6,531
Selling, general and administrative	20,714	18,280

Total operating costs and expenses	27,694	24,811

Operating loss	(1,909)	(3,767)

Interest expense	(1,056)	(786)
Other income, net	616	485

Loss before taxes	(2,349)	(4,068)

Provision for taxes	1,332	2,369

Net loss	$(3,681)	$(6,437)

Earnings per share:
Basic and diluted loss per share	$(0.03)	$(0.06)
Weighted average number of shares:
Basic and diluted	107,714	104,144

The accompanying notes are an integral part of these condensed financial statements.

MRV Communications, Inc.
Condensed Balance Sheets
(In thousands, except par values)

	March. 31,	December 31,
At:	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,780	$67,984
Time deposits	1,060	1,475
Accounts receivable, net	89,306	92,466
Inventories	54,974	42,216
Deferred income taxes	873	873
Other current assets	6,442	7,828

Total current assets	283,435	212,842
Property and equipment, net	14,250	14,065
Goodwill	29,965	29,965
Deferred income taxes	136	136
Other assets	4,361	4,478

	$332,147	$261,486

Liabilities and stockholders’ equity Current liabilities:
Short-term obligations	$28,393	$30,378
Accounts payable	48,449	45,372
Accrued liabilities	29,072	29,272
Deferred revenue	6,264	6,076
Other current liabilities	2,555	2,230

Total current liabilities	114,733	113,328
Convertible notes	23,000	23,000
Other long-term liabilities	6,898	6,694
Minority interest	5,171	5,151
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 126,288 shares in 2006 and 105,849 shares in 2005
Outstanding — 124,935 shares in 2006 and 104,496 shares in 2005	212	177
Additional paid-in capital	1,228,052	1,156,209
Accumulated deficit	(1,035,090)	(1,031,409)
Treasury stock — 1,353 shares in 2006 and 2005	(1,352)	(1,352)
Accumulated other comprehensive loss	(9,477)	(10,312)

Total stockholders’ equity	182,345	113,313

	$332,147	$261,486

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the three months ended March 31:	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,681)	$(6,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,374	1,983
Share-based compensation expense	739	—
Provision for doubtful accounts	101	144
Deferred income taxes	—	1,604
(Gain) loss on disposition of property and equipment	(45)	(13)
Minority interests’ share of income	21	(301)
Changes in operating assets and liabilities:
Time deposits	420	(115)
Accounts receivable	4,499	10,339
Inventories	(12,243)	(2,755)
Other assets	1,541	(519)
Accounts payable	2,452	(4,771)
Accrued liabilities	(452)	(1,959)
Deferred revenue	128	145
Other current liabilities	287	356

Net cash used in operating activities	(4,859)	(2,299)

Cash flows from investing activities:
Purchases of property and equipment	(1,355)	(569)
Proceeds from sale of property and equipment	58	42
Proceeds from maturity (purchase) of investments	—	2,276

Net cash provided by (used in) investing activities	(1,297)	1,749

Cash flows from financing activities:
Net proceeds from issuance of common stock	71,138	369
Borrowings on short-term obligations	38,091	12,848
Payments on short-term obligations	(40,645)	(14,013)
Borrowings on long-term obligations	—	—
Payments on long-term obligations	(77)	(111)
Other long-term liabilities	194	126

Net cash provided by (used in) financing activities	68,701	(781)

Effect of exchange rate changes on cash and cash equivalents	251	(1,296)

Net increase (decrease) in cash and cash equivalents	62,796	(2,627)

Cash and cash equivalents, beginning of period	67,984	77,226

Cash and cash equivalents, end of period	$130,780	$74,599

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
March 31, 2006
1. Earnings (Loss) Per Share and Stockholders’ Equity
Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.4 million and 11.3 million shares as of March 31, 2006 and 2005, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) were not included in the computation of diluted loss per share as they were anti-dilutive.
Stockholders’ Equity
     In March 2006, MRV completed a private placement of approximately 19.9 million shares of its common stock at $3.75 per share for gross proceeds of approximately $74.5 million with a group of institutional investors. The net proceeds to MRV were approximately $69.9 million. MRV intends to use the net proceeds for working capital, general corporate purposes and in its efforts to support its recent growth in revenues. MRV may also use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in technologies, products or services that complement its business.
2. Share-Based Compensation
     Effective January 1, 2006, MRV adopted the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to MRV’s employees and directors including employee stock option awards based on estimated fair values. MRV previously applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.”
Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), MRV provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee share-based compensation expense was reflected in MRV’s results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.
     The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Mar. 31,
For the three months ended March 31:	2005

Net loss, as reported	$(6,437)
SFAS No. 123 based compensation	(2,331)

Net loss, pro forma	$(8,768)

Earnings per share:
Basic and diluted net loss per share — as reported	$(0.06)
Basic and diluted net loss per share — pro forma	$(0.08)

Impact of the Adoption of SFAS No. 123(R)
     MRV adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, MRV recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, MRV has continued to recognize compensation expense using the straight-line amortization method. For share-based awards granted on and after January 1, 2006, MRV has recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards MRV has also recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. The impact on MRV’s results of operations of recording share-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands, except per share data):

Mar. 31,
For the three months ended March 31:	2006

Cost of goods sold	$72
Product development and engineering	205
Selling, general and administrative	462

Total share-based compensation expense	$739

Impact on loss per share:
Basic and diluted net loss per share	$0.00

     The weighted average grant date fair value of awards, as determined under SFAS No. 123(R), granted during the three-month period ended March 31, 2006 was $1.57 per share. The total fair value of shares vested during the three-month period ended March 31, 2006 was $867,000. For the three months ended March 31, 2006 the windfall tax benefit realized from exercised stock options and similar awards was immaterial. As of March 31, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $5.2 million which is expected to be amortized over a weighted-average period of 1.6 years.
Valuation Assumptions
     As of March 31, 2006 and 2005, the fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for determining the fair value of options granted:

	Mar. 31,	Mar. 31,
For the three months ended March 31:	2006	2005

Risk-free interest rate	4.5%	3.8%
Dividend yield	0.0%	0.0%
Volatility	82.8%	61.4%
Expected life	3.8 yrs	4.0 yrs

     The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. MRV has used historical volatility to derive the expected volatility assumption, since sufficient implied volatility data was not available and future volatility is expected to approximate future volatility.
3. Segment Reporting and Geographical Information
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
     Business segment revenues were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005

Networking group	$57,717	$50,162
Optical components group	20,398	13,054
Development stage enterprise group	—	—

	78,115	63,216
Intersegment adjustment	(853)	(1,209)

Total	$77,262	$62,007

     Revenues by product line were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005

Fiber optic components	$20,381	$12,230
Switches and routers	17,336	11,962
Console management products	3,379	4,340
Physical layer products	18,481	17,946
Services	7,014	6,002
Other networking products	10,671	9,527

Total	$77,262	$62,007

     For the three months ended March 31, 2006, MRV had one customer that accounted for 13% of revenues. For the three months ended March 31, 2005, MRV had no single customer that accounted for 10% or more of revenues. As of March 31, 2006 and December 31, 2005, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
     Revenues by geographical region were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005

Americas	$25,266	$17,711
Europe	49,013	41,269
Asia Pacific	2,930	2,872
Other regions	53	155

Total	$77,262	$62,007

     Long-lived assets, consisting principally of property and equipment, by geographical region were as follows (in thousands):

	Mar. 31,	Dec. 31,
At:	2006	2005

Americas	$2,266	$2,013
Europe	6,834	6,639
Asia Pacific	5,150	5,413
Other regions	—	—

Total	$14,250	$14,065

     Business segment operating loss was as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005

Networking group	$(1,116)	$(602)
Optical components group	(326)	(2,730)
Development stage enterprise group	(307)	(435)

	(1,749)	(3,767)
Intersegment adjustment	(160)	—

Total	$(1,909)	$(3,767)

     Income (loss) before provision for income taxes was as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005

Domestic	$(5,521)	$(3,155)
Foreign	3,172	(913)

Total	$(2,349)	$(4,068)

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
     MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2006. Purchase, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.
5. Inventories
     Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	Mar. 31,	Dec. 31,
At :	2006	2005

Raw materials	$10,474	$8,471
Work-in process	12,256	9,682
Finished goods	32,244	24,063

Total	$54,974	$42,216

6. Restructuring Costs
     During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $348,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.
7. Product Warranty and Indemnification
     Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

     The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of March 31, 2006 and 2005, MRV’s product warranty liability recorded in accrued liabilities was $2.2 million and $2.4 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005

Beginning balance	$2,328	$2,456
Cost of warranty claims	(115)	(437)
Accruals for product warranties	(55)	413

Total	$2,158	$2,432

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
8. Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2006	2005

Net loss	$(3,681)	$(6,437)
Foreign currency translation	835	(2,250)

Total	$(2,846)	$(8,687)

9. Derivative Financial Instruments
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
     Foreign Exchange Contracts. Certain foreign offices of the Company enter into foreign exchange contracts to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of March 31, 2006, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.
     Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of March 31, 2006 the Company had two interest rate swap contracts maturing in 2007 and 2008. Unrealized losses on these interest rate swaps for the three months ended March 31, 2006 were $84,000, which have been recorded in Interest expense. The fair value and the carrying value of these interest rate swaps were $970,000 and $882,000 at March 31, 2006 and December 31, 2005, respectively, and were recorded in other long-term liabilities.
10. Supplemental Statement of Cash Flow Information (in thousands)

For the three months ended March 31:	2006	2005

Cash paid during the period for interest	$1,293	$776
Cash paid during the period for taxes	$848	$441

11. Recently Issued Accounting Pronouncements
     In November 2005, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2005. The adoption of this pronouncement on January 1, 2006, did not have a material effect on MRV’s financial condition, its results of operations or liquidity.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement on January 1, 2006, did not have a material effect on MRV’s financial condition, its results of operations or liquidity.

     In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123(R) supersedes our previous accounting under APB No. 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123 (R).
     MRV adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of 2006. In accordance with that transition method, MRV has not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). MRV has selected the Black-Scholes option-pricing model as an appropriate method for determining the estimated fair value of all the Company’s awards as required by SFAS No. 123(R). Compensation expense for all share-based equity awards are being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123(R) had a material impact on MRV’s condensed consolidated financial statements for the three months ended March 31, 2006, and is expected to continue to materially impact MRV’s financial statements in the foreseeable future. See Note 2, “Share-Based Compensation” for more information on the impact of the new standard.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R). SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. MRV has elected to use the guidance in FSP FAS 123(R)-3 to calculate its APIC Pool. FSP FAS 123(R)-3 is effective immediately. The adoption of the FSP did not have a material effect on MRV’s financial condition, its results of operations or liquidity.
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
     Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended March 31, 2006 and 2005, foreign revenues constituted 67% and 71%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
     Share-Based Compensation. As discussed in Note 2, “Share-Based Compensation” of Notes to Financial Statements included elsewhere in this report, the fair value of stock options is determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts. See Note 2 for a further discussion on stock-based compensation and assumptions used.
Currency Rate Fluctuations
     Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. At March 31, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into less dollars than at year-end 2005. We incurred approximately 42% of our operating expenses in currencies other than the U.S. dollar for the three months ended March 31, 2006. In general, these currencies were weaker against the U.S. dollar for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, so revenues and expenses in these countries translated into less dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
     The following table sets forth, for the periods indicated, certain Statement of Operations data (dollars in thousands):

	2006		2005
For the three months ended March 31:	$	%	$	%

Revenue (1)	$77,262	100%	$62,007	100%

Networking group	57,717	75	50,162	81
Optical components group	20,398	26	13,054	21

Gross margin (2)	25,785	33	21,044	34

Networking group	21,660	38	20,043	40
Optical components group	4,285	21	1,001	8

Operating costs and expenses (2)	27,694	36	24,811	40

Networking group	22,776	39	20,645	41
Optical components group	4,611	23	3,731	29
Development stage enterprise group	307	NM	435	NM

Operating loss (2)	(1,909)	(2)	(3,767)	(6)

Networking group	(1,116)	(2)	(602)	(1)
Optical components group	(326)	(2)	(2,730)	(21)
Development stage enterprise group	(307)	NM	(435)	NM

NM — not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statement of Operations data express percentages as a percentage of revenue. Statement of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the Development stage enterprise group in 2006 or 2005.
     The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended March 31, 2006 (“2006”) Compared
To Three Months Ended March 31, 2005 (“2005”)
Revenue
     The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
					Constant
For the year ended March 31:	2006	2005	$ Change	% Change	Currency (2)

Networking group	$57,717	$50,162	$7,555	15%	24%
Optical components group	20,398	13,054	7,344	56	59
Development stage enterprise group	—	—	—	—	—

	78,115	63,216	14,899	24	31
Adjustments (1)	(853)	(1,209)	356	NM	NM

Total	$77,262	$62,007	$15,255	25%	32%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Revenues for 2006 increased $15.3 million, or 25%, to $77.3 million from $62.0 million for 2005. On a product-line basis, we realized increases in revenues from sales of our fiber optic components, switches and routers, other networking products and services. Geographically, revenues increased 43% in the Americas. The increased revenue in the Americas is largely due to shipments of our fiber optic components. Sales of our console management products represented the largest decreases in absolute dollars. The effect of currency fluctuations resulted in reducing the increase in revenue by approximately $4.7 million year-over-year on a constant currency basis. For 2006 and 2005, 40% of our revenues were generated from the sale of third-party products through our system integration and distribution offices. Revenues generated from internally produced products and services increased $9.1 million, or 25%, year-over-year.
     Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, such as cellular communications. External revenues generated from our networking group increased $7.6 million, or 15%, to $57.7 million for 2006 as compared to $50.2 million for 2005. The increase is due to increases in sales of our switches and routers, other networking products and services, offset by decreases in sales of console management products. The effect of currency fluctuations resulted in reducing the increase in revenue by approximately $4.4 million year-over-year on a constant currency basis. External revenues generated from the sales of our switches and routers increased $5.4 million, or 45%, to $17.3 million for 2006 compared to $12.0 million for 2005. External revenues generated from the sales of services increased $1.0 million, or 17%, to $7.0 million for 2006 as compared to $6.0 million for 2005. External revenues generated from the sales of our console management products decreased $1.0 million, or 22%, to $3.4 million for 2006 as compared to $4.3 million for 2005.

     Optical Components Group. Our optical components group designs, manufactures and sells optical communications components and primarily consists of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group increased $7.3 million, or 56%, to $20.4 million for 2006 as compared to $13.1 million for 2005. Approximately 63% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP will allow these providers to offer superior services at very competitive prices. Shipments of FTTP products for 2006 totaled approximately $12.9 million, compared to $7.9 million for 2005. Recent announcements suggest that FTTP deployments in North America made services available to approximately three million homes through 2005 and that continuing deployments are expected to make FTTP services available to at least an additional three million residences by the end of 2006; however, the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow during 2006 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations did not have a significant impact on the increase in revenue.
     Development Stage Enterprise Group. No revenues were generated by these entities for 2006 and 2005.
Gross Profit
     The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
					Constant
For the three months ended March 31:	2006	2005	$ Change	% Change	Currency (2)

Networking group	$21,660	$20,043	$1,617	8%	15%
Optical components group	4,285	1,001	3,284	328	333
Development stage enterprise group	—	—	—	—	—

	25,945	21,044	4,901	23	30
Adjustments (1)	(160)	—	(160)	NM	NM

Total	$25,785	$21,044	$4,741	23%	29%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Gross profit for 2006 was $25.8 million, compared to gross profit of $21.0 million for 2005. Gross profit increased $4.7 million, or 23%, in 2006 compared to 2005. Our gross margin decreased to 33% for 2006, as compared to 34% last year. The decrease in gross margin is the result of the increase in sales of fiber optic components that yield lower gross margins than the company-wide average for all of our products. To a lesser extent, the decrease in sales of console management products also negatively impacted our gross margin as these products typically yield higher gross margins than our company-wide average. The effect of currency fluctuations resulted in reducing the increase in gross profit by approximately $1.4 million year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $72,000 for the recognition of share-based compensation expense in 2006.

     Networking Group. Gross profit for our networking group was $21.7 million for 2006 compared to $20.0 million for 2005. Gross margins decreased to 38%, as compared to 40% for 2005. The decrease in gross margins in 2006 was a consequence of differences in the composition of the products we sold in each period. The effect of currency fluctuations resulted in reducing the increase in gross profit by approximately $1.4 million year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $24,000 for the recognition of share-based compensation expense in 2006.
     Optical Components Group. Gross profit for 2006 was $4.3 million, compared to $1.0 million for 2005, an increase of $3.3 million. Our optical components group gross margins increased to 21% for 2006, as compared to gross margin of 8% for 2005. The increase in gross margin in 2006 was primarily the result of increased revenue coupled with our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China which we expect to continue to result in savings in direct labor costs in connection with manufacturing. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $48,000 for the recognition of share-based compensation expense in 2006.
     Development Stage Enterprise Group. As we had no sales by these entities, no gross margins were generated by these entities for 2006 and 2005.
Operating Costs and Expenses
     The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
					Constant
For the three months ended March 31:	2006	2005	$ Change	% Change	Currency (1)

Networking group	$22,776	$20,645	$2,131	10%	15%
Optical components group	4,611	3,731	880	24	25
Development stage enterprise group	307	435	(128)	(29)	(29)

Total	$27,694	$24,811	$2,883	12%	16%

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     Operating costs and expenses were $27.7 million, or 36% of revenues, for 2006, compared to $24.8 million, or 40% of revenues, for 2005. Operating costs and expenses increased $2.9 million in 2006 compared to 2005. The effect of currency fluctuations resulted in reducing the increase in operating costs and expenses by approximately $1.0 million year-over-year on a constant currency basis. Operating costs and expenses were also negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $205,000 and selling, general and administrative expenses by $462,000 for the recognition of share-based compensation expense in 2006.

     Networking Group. Operating costs and expenses for 2006 were $22.8 million, or 39% of revenues, compared to $20.6 million, or 41% of revenues, for 2005. Operating costs and expenses increased $2.1 million, or 10%, in 2006 compared to 2005. The increase in operating costs and expenses is the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense. The effect of currency fluctuations resulted in reducing the increase in operating costs and expenses by approximately $1.0 million year-over-year on a constant currency basis. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $127,000 and selling, general and administrative expenses by $360,000 for the recognition of share-based compensation expense in 2006.
     Optical Components Group. Operating costs and expenses for 2006 were $4.6 million, or 23% of revenues, compared to $3.7 million, or 29% of revenues, for 2005. Operating costs and expenses increased $880,000, or 24%, in 2006 compared to 2005. Operating costs and expenses increased across all expense categories. The effect of currency fluctuations did not have a significant impact on the year-over-year decrease in operating costs and expenses in absolute dollars. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $78,000 and selling, general and administrative expenses by $102,000 for the recognition of share-based compensation expense in 2006.
     Development Stage Enterprise Group. Operating costs and expenses for 2006 were $307,000, compared to $435,000 million for 2005. Operating costs and expenses decreased $128,000, or 29%, in 2006 compared to 2005. We attribute the decrease in operating costs and expenses to our cost saving efforts to align these costs with current development activities.
Operating Loss
     The following table sets forth, for the periods indicated, certain operating loss data from our Statements of Operations (dollars in thousands):

					% Change
					Constant
For the three months ended March 31:	2006	2005	$ Change	% Change	Currency (2)

Networking group	$(1,116)	$(602)	$(514)	85%	23%
Optical components group	(326)	(2,730)	2,404	(88)	(89)
Development stage enterprise group	(307)	(435)	128	(29)	(29)

	(1,749)	(3,767)	2,018	(54)	(64)
Adjustments (1)	(160)	—	(160)	NM	NM

Total	$(1,909)	$(3,767)	$1,858	(49)%	(60)%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
     We reported an operating loss of $1.9 million, or 2% of revenues, for 2006 compared to $3.8 million, or 6% of revenues, for 2005, an improvement in our results of $1.9 million in 2006 compared to 2005. This improvement in our results was primarily the result of the increase in our gross profit. The effect of currency fluctuations increased our operating loss by approximately $387,000 year-over-year on a constant currency basis. Our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased our operating loss by $739,000 for the recognition of share-based compensation expense in 2006.

     Networking Group. Our networking group reported an operating loss totaling $1.1 million for 2006, compared to $602,000 for 2005, an increased loss of $514,000. This increased operating loss was primarily the result of share-based compensation expense of $511,000, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006. The effect of currency fluctuations increased our operating loss by approximately $373,000 year-over-year on a constant currency basis.
     Optical Components Group. Our optical components group reported an operating loss of $326,000, or 2% of revenues, for 2006, compared to $2.7 million, or 21% of revenues, for 2005. Our operating loss improved $2.4 million, or 88%, in 2006 compared to 2005. The improvement in our operating loss was the result of the increased gross profit, partially offset by the increase in operating costs and expenses. Our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased our operating loss by $228,000, or 70% of our operating loss, for the recognition of share-based compensation expense in 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating loss in absolute dollars.
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $307,000 for 2006, compared to $435,000 for 2005. Our operating loss improved $128,000, or 29%, in 2006 compared to 2005. The improvement is the result of a reduction in spending for operating costs and expenses.
Interest Expense and Other Income, Net
     Interest expense was $1.1 million and $786,000 for 2006 and 2005, respectively. Interest expense increased in 2006 primarily due to additional interest expense recognized of $84,000 in 2006 for fluctuations in the fair value of certain interest rate swaps utilized by one of our foreign offices along with a higher average interest rate on variable interest debt compared to 2005. Other income, net principally includes interest income on cash and investments and gains (losses) on foreign currency transactions totaling $616,000 and $485,000 for 2006 and 2005, respectively.
Provision For Taxes
     The provision for income taxes for 2006 was $1.3 million, compared to $2.4 million for 2005. The decrease in tax expense in 2006 versus 2005 was primarily due to the additional valuation allowance recognized against certain deferred income tax assets associated with foreign jurisdictions, which was recorded in 2005.
Recently Issued Accounting Standards
     For a discussion of recently issued accounting standards relevant to our financial performance, see Note 11 of Notes to Financial Statements included elsewhere in this report.

Liquidity and Capital Resources
     We had cash and cash equivalents of $130.8 million as of March 31, 2006, an increase of $62.8 million from the cash and cash equivalents of $68.0 million we had as of December 31, 2005. The increase in cash and cash equivalents was primarily the result of the net proceeds we received from the issuance and sale of our common stock in a private placement to institutional investors that we completed in March 2006. The increase in cash and cash equivalents was partially offset by cash we used in our operations, the timing of cash collections from customers, cash we used to procure necessary raw materials and components to build our inventories for products we expect to ship in the future, cash we used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (dollars in thousands):

	March 31,	December 31,
At:	2006	2005

Cash
Cash and cash equivalents	$130,780	$67,984
Time deposits	1,060	1,475

	131,840	69,459
Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations	28,393	30,378
Long-term debt	216	284

	51,609	53,662

Excess cash versus debt	$80,231	$15,797

Ratio of cash versus debt (1)	2.6:1	1.3:1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.
Working Capital
     Working capital means the difference between current assets and current liabilities at particular points in time. The following table illustrates our working capital position (dollars in thousands)

	March 31,	December 31,
At:	2006	2005

Current assets	$283,435	$212,842
Current liabilities	114,733	113,328

Working capital	$168,702	$99,514

Current ratio (1)	2.5:1	1.9:1

(1)	Determined by dividing total “current assets” by total “current liabilities,” in each case as reflected in the table.
     Current assets increased $70.6 million due to primarily to increases in cash and cash equivalents and inventories, partially offset by decreases in accounts receivables. The increase in cash and cash equivalents was primarily the result of the net proceeds from our March 2006 private placement of our common stock. Fluctuations in current assets are typically due to the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.

     Current liabilities increased $1.4 million due primarily to the increase in accounts payable, partially offset by the decrease in short-term obligations. Fluctuations in current liabilities are typically due to the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred income, income tax liabilities and the effects of changes in foreign currency.
Cash Flow

For the three months ended March 31:	2006	2005

Net cash provided by (used in):
Operating activities	$(4,859)	$(2,299)
Investing activities	(1,297)	1,749
Financing activities	68,701	(781)
Effect of exchange rate changes on cash and cash equivalents	251	(1,296)

Net change in cash and cash equivalents	$62,796	$(2,627)

     Cash Flows Related to Operating Activities. Cash used in operating activities was $4.9 million for the three months ended March 31, 2006, compared to cash used in operating activities of $2.3 million for same period last year. Cash used in operating activities was a result of our net loss of $3.7 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes and gains on the disposition of fixed assets. In 2006, decreases in accounts receivable and other assets and increases in accounts payables positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in inventories. The decrease in accounts receivable is due to timing of customer payments and collection efforts. The increase in inventories is primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable are the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
     Cash Flows Related to Investing Activities. Cash used in investing activities was $1.3 million for the three months ended March 31, 2006, compared to cash provided by investing activities totaling $1.7 million for the same period last year. Cash used in investing activities for 2006 was primarily the result of capital expenditures. As of March 31, 2006, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturity of short-term and long-term marketable securities, partially offset by cash used for capital expenditures.
     Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $68.7 million for the three months ended March 31, 2006, as compared to cash flows used in financing activities of $781,000 for the same period last year. Cash provided by financing activities was primarily the result of net proceeds from our issuance of common stock, the exercise of employee stock options, and changes in other long-term liabilities, offset by net payments on short-term and long-term obligations. Cash flows used in financing activities for the prior period represent the net cash received on short-term borrowings and net proceeds from the exercise of employee stock options.
     In March 2006, we completed a private placement of approximately 19.9 million shares of our common stock at $3.75 per share for gross proceeds of approximately $74.5 million with a group of institutional investors. The net proceeds to us were approximately $69.9 million. The net proceeds will be used for working capital, general corporate purposes and in its efforts to support our recent growth in revenues. We may also use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in technologies, products or services that complement our business.

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
Contractual Cash Obligations
     The following table illustrates our total contractual cash obligations as of March 31, 2006 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$28,063	$28,063	$—	$—	$—
Long-term debt	546	330	216	—	—
5% convertible notes due June 2008	23,000	—	23,000	—	—
Unconditional purchase obligations	11,768	10,321	—	—	1,447
Operating leases	23,842	5,413	6,762	5,557	6,110

Total contractual cash obligations	$87,219	$44,127	$29,978	$5,557	$7,557

     Our total contractual cash obligations as of March 31, 2006, were $87.2 million, of which, $44.1 million are due by March 31, 2007. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due in June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
     We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. We are limited in the amount of debt financing we may obtain and the price per share of our common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For a discussion of these limitations and other restrictions of our 5% convertible notes due June 2008, see the discussion below under “Certain Factors That Could Affect Future Results – Our 2003 Notes Provide for Various Events of Default That Would Entitle the Holders to Require Us to Repay Upon a Holder’s Demand the Outstanding Principal Amount, Plus Accrued And Unpaid Interest” and under Item 1A of Part II of this Report “If Our Cash Flow Significantly Deteriorates in the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products and the market acceptance of our products.
Internet Access to Our Financial Documents
     We maintain a website at www.mrv.com. We make available, free of charge, either by direct access or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

Certain Factors That Could Affect Future Results
You should carefully consider and evaluate all of the information in this Form 10-Q, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional factors not now known to us or that we currently deem immaterial may also impair our business operations.
If any circumstances discussed in the following factors actually occur or occur again, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
Some of the statements contained in this report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. MRV’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly those immediately below and under the heading “Risk Factors” in Item 1A of Part II of this report. You should review these factors that could affect our future results and the risk factors in Item 1A of this report and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 6, 2006, for a more complete understanding of the risks associated with an investment in our securities. We undertake no obligation to revise or update any forward-looking statements.
     Our operating results could fluctuate significantly from quarter to quarter. Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:
•	the cancellation or postponement of orders;

•	the timing and amount of significant orders;

•	our success in developing, introducing and shipping product enhancements and new products;

•	the mix of products we sell;

•	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

•	our annual reviews of goodwill and other intangibles that lead to impairment charges;

•	new product introductions by our competitors;

•	the timing of delivery and availability of components from suppliers;

•	readiness of customer sites for installation;

•	political stability in the areas of the world in which we operate in;

•	changes in material costs;

•	currency fluctuations;

•	changes in accounting rules; and

•	general economic conditions as well as changes in such conditions specific to our market segments.
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
     Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and ongoing military action in the Middle East. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties, we are subject to:

•	increased risks related to the operations of our manufacturing facilities in China;

•	greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical and other employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.
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
     Our 2003 Notes provide for various events of default that would entitle the holders to require us to repay upon a holder’s demand the outstanding principal amount, plus accrued and unpaid interest. On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. The 2003 Notes mature in June 2008. We will be considered in default of the 2003 Notes if any of the following events, among others, occurs:
•	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

•	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

•	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

•	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

•	we fail to deliver shares of our common stock to the holder within twelve business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

•	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within ten days;

•	failure by us for ten days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to;
o	incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

o	repurchase our common stock for an aggregate amount in excess of $5.0 million; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002;

o	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;
•	we breach provisions of the 2003 Notes prohibiting us from either issuing;
o	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases;

o	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;
•	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

•	we become bankrupt or insolvent.
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
     We may suffer losses as a result of entering into fixed price contracts. From time to time we enter into contracts with certain customers where the price we charge for particular products is fixed. Although our estimated production costs for these products are used to compute the fixed price for sale, if our actual production cost exceeds the estimated production cost due to our inability to obtain needed components timely or at all or for other reasons, we may incur a loss on the sale. Sales of material amounts of products on a fixed price basis where we have not accurately predicted the production costs could have a material adverse effect on our results of operations.
     Our inability to achieve adequate production yields for certain components we manufacture internally could result in a loss of sales and customers. We rely heavily on our own production capability for critical semiconductor lasers and light-emitting diodes used in our products. Because we manufacture these and other key components at our own facilities and these components are not readily available from other sources, any interruption of our manufacturing processes could have a material adverse effect on our operations. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our wafer fabrication equipment, the loss of any of whom could result in our inability to effectively operate and service this equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer and the level of contaminants in the manufacturing environment. We may not be able to maintain acceptable production yields or avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, our business, operating results and financial condition could be materially adversely affected.
     If we fail to protect our intellectual property, we may not be able to compete. We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot assure you that our pending patent applications will be approved, that any patents that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any of this kind of litigation, regardless of the outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.

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
     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of March 31, 2006, through a foreign office, we had two interest rate swap contracts outstanding. The economic purpose of these interest rate swap contracts are utilized in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized losses on these interest swap contracts for the three months ended March 31, 2006 were approximately $84,000 and have been included in Interest expense in the accompanying statements of operations. We did not report losses from these Swaps for the three months ended March 31, 2005.
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
     Through certain foreign offices, and from time-to-time, we enter into foreign exchange contracts in an effort to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of March 31, 2006, we did not have any foreign exchange contracts outstanding.
     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in Euro, the Swedish Krona, the Swiss Franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At March 31, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2005.
     We incurred approximately 42% of our operating expenses in currencies other than the U.S. dollar in the first quarter of 2006. In general, these currencies were weaker against the U.S. dollar for the three months ended March 31, 2006 compared to the same period last year, so revenues and expenses in these countries translated into less dollars than they would have in 2005. For the first three months of 2006, we had approximately:
•	$5.9 million of operating expenses that were settled in the Euro;

•	$2.7 million of operating expenses hat were settled in Swiss Francs;

•	$1.6 million of operating expenses settled in Swedish Krona; and

•	$1.4 million of operating expenses settled in the Taiwan dollar.
     Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the first three months of 2006, our costs would have increased approximately:
•	$595,000 related to expenses settled in Euros;

•	$275,000 related to expenses settled in Swiss Francs;

•	$157,000 in expenses settled in Swedish Kronas; and

•	$136,000 in expenses settled in the Taiwan dollar.
     As of March 31, 2006, we held as part of our cash and cash equivalents $6.3 million of Euros, $2.0 million of Swiss Francs, $1.5 million of Swedish Kronas and $792,000 of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     You should carefully consider and evaluate all of the information in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission on March 6, 2006, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.
Our Gross Margin May Fluctuate from Period to Period and Our Gross Margins for Optical Components and/or Networking Equipment May Be Adversely Affected by a Number of Factors.
     During the years ended December 31, 2005, 2004 and 2003, our gross margins were 32%, 34% and 31%, respectively, of total revenue, 36%, 38% and 35%, respectively, on sales from our networking group and 11%, 14% and 8%, respectively, on sales from our optical components group. Our gross margins also fluctuate from quarter to quarter. During the three months ended March 31, 2006 and 2005, our gross margins were 33% and 34%, respectively, of total revenue, 38% and 40%, respectively, on sales from our networking group and 21% and 8%, respectively, on sales from our optical components group. These yearly and quarterly fluctuations in our margins have been affected, and may continue to be affected, by numerous factors, including:
•	increased price competition, including competition from low-cost producers in Asia;

•	price reductions that we make, such as our recent marketing decision to reduce the price for our optical components to certain customers in an effort to secure long-term leadership in the market for FTTP components;

•	decreases in average selling prices of our products which, in addition to competitive factors and pressures from, or accommodations made to, significant customers, result from factors such as overcapacity and the introduction of new and more technologically advanced products in the case of optical components and excess inventories, increased sales discounts and new product introductions in the case of networking equipment;

•	the mix in any period or year of higher and lower margin products and services;

•	sales volume during a particular period or year;

•	charges for excess or obsolete inventory;

•	changes in the prices or the availability of components needed to manufacture our products;

•	the relative success of our efforts to reduce product manufacturing costs, such as the transition of our optical component manufacturing to our Taiwan facility or to low-cost third party manufacturers in China;

•	our introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.

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
     We reported losses for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003 and have not achieved profitability for a full year since 1997. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.
The Price of Our Shares May Continue to Be Highly Volatile.
     Historically, the market price of our shares has been extremely volatile. For example, during the three months ended March 31, 2006, the closing prices of our common stock as reported on The Nasdaq National Market ranged from a high of $4.64 and a low of $2.05 per share. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:
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

Sales of Substantial Amounts of Our Shares by Selling Stockholders Could Cause the Market Price of Our Shares to Decline.
     Under our registration statement that the SEC declared effective in June 2003, selling stockholders are offering for resale up to 9,913,914 shares of our common stock issuable upon conversion of our 2003 Notes. This represents approximately 7.9% of the outstanding shares of our common stock on April 15, 2006 (or 7.4% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes).
     Under our registration statement that the SEC declared effect in April 2006, selling stockholders are offering an additional 19,858,156 shares of our common stock. This represents approximately 18.9% of the outstanding shares of our common stock on April 15, 2006, and, when added to the shares being offered by the selling stockholders under our registration statement that the SEC declared effective in June 2003, approximately 23.8% of the outstanding shares of our common stock on April 15, 2006 (or 22.1% of the outstanding shares of our common stock on that date if pro forma effect were given on that date to the full conversion of the 2003 Notes).
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
     Greater concentration of purchasing power and decreased demand for communications networking products and optical components in recent years have resulted in increased competitive pressures. We expect aggressive competitive tactics to continue, and perhaps become more severe. These tactics include:
•	intense price competition in sales of new equipment, resulting in lower profit margins;

•	discounting resulting from sales of used equipment or inventory that a competitor has written down or written off;

•	early announcements of competing products and other extensive marketing efforts;

•	competitors offering to repurchase our equipment from existing customers;

•	customer financing assistance;

•	marketing and advertising assistance; and

•	intellectual property assertions and disputes.

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
     There has been a trend toward industry consolidation for several years. The latest example of such consolidation in our industries is the recently announced acquisition of Lucent Technologies Inc. by Alcatel that industry analysts have said will create the largest equipment supplier to telephone and wireless carriers around the world. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete. This could have a material adverse effect on our business, operating results and financial condition.
We Face Risks from Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Three Months
	Ended March 31,		Year Ended December 31,
	2006	2005	2005	2004	2003

Percentage of total revenue from foreign sales	67%	71%	74%	77%	78%

     We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. LuminentOIC has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both LuminentOIC and we make sales of our products in the People’s Republic of China. The ongoing political tension between Taiwan and the People’s Republic of China could eventually lead to hostilities. Risks we face due to international sales and the use of overseas manufacturing include:
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
     The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, through December 31, 2005 we benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar in relation to the currencies in which these sales have been made. During the three months ended March 31, 2006, this trend reversed, with the U.S. dollar becoming stronger against currencies of other countries in which we have done business than they were at December 31, 2005, resulting in increased operating expenses during the quarter when such currencies were translated into U.S. dollars and adversely affecting our operating results for the quarter. If this trend continues, our operating expenses will continue to increase. Moreover, continued strengthening of the U.S. dollar to such currencies could cause our products to become relatively more expensive in those countries, leading to a reduction in sales in that country.
     Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized losses from these activities during the three months ended March 31, 2006 amounted to $84,000 and we could incur losses from these or other hedging activities in the future. We did not realize a loss from these activities for the same period last year.
We May Be Harmed if We Again Pursue Acquisitions.
     In the past, an important element of our strategy has been to review acquisition prospects that would complement our existing operations and products, augment our market coverage and distribution ability or enhance our technological capabilities. Since the end of 2000, we have not made any acquisitions of businesses or product lines. The networking and fiber optics components business is highly competitive and our failure to pursue future acquisitions could hamper our ability to enhance existing products and introduce new products on a timely basis. If we do choose to pursue acquisitions, they could have a material adverse effect on our business, financial condition and results of operations because of various factors, including the following:
•	possible charges to operations for purchased technology and restructuring;

•	potentially dilutive issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	incurrence of amortization expenses and impairment charges related to goodwill and other intangible assets and deferred stock expense;

•	difficulties assimilating the acquired operations, technologies, products, management or employees, particularly if we acquire companies in countries where English is not widely spoken, the culture and political, monetary, economic, financial or monetary systems, principles or controls are different from those of the U.S., Taiwan, Israel or countries in Europe where we currently have offices or significant operations;
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
Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements Are Likely to Impact Our Future Financial Position and Results of Operations and in the Case of FASB’s New Pronouncement Regarding the Expensing of Stock Options Have Adversely Impact Our Financial Results.
     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. The FASB’s recent change to mandate the expensing of stock compensation has required us, effective January 1, 2006, to record charges to earnings for stock option grants to employees and directors and has adversely affected our financial results for three months ended March 31, 2006 and will adversely affect our earnings going forward. Share-based award expense recognized in accordance with this pronouncement was $739,000 for the three months ended March 31, 2006.
If Our Cash Flow Significantly Deteriorates in the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.
     We incurred net losses in 2005, 2004 and 2003, and our combined cash and short-term investments declined in each of those years as well. During those years and the interim periods within those years our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities decreased as well. While our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities increased at March 31, 2006 by approximately $62.8 million since December 31, 2005, that was due to the net proceeds we received from an institutional private placement of our common stock that we completed in March 2006. Had we not completed that financing, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities at March 31, 2006 would have again decreased from the level at December 31, 2005. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
Claims on Indemnification Agreements under Which We Are Obligated Could Increase Our Expenses.
     In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made against certain parties. In addition, we have also entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

     We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements or whether our insurance will be applicable or sufficient to cover claims that may arise on matters for which we have provided indemnity. Over at least the last decade, we have not incurred any significant expense as a result of agreements of this type and according we have not accrued any amounts for such indemnification obligations. However, there can be no assurances that we will not incur expenses under these indemnification provisions in the future or that the amount of such expenses will not have a material adverse affect on our operations or financial condition.
One Customer Accounted for over 10 percent of Our Sales During the Three months ended March 31, 2006, Increasing Both Our Dependence on a Single Revenue Source and the Risk that Our Operations Will Suffer Materially If the Customer Stopped Ordering from Us or Substantially Reduced Its Business With Us.
     For the last several years and for the interim periods within those years, no customer has accounted for 10 percent or more of our revenues and accordingly we were not dependent on any single customer. For the three months ended March 31, 2006, however, we had one customer that accounted for 13% of our total revenues. While our financial performance during the first quarter benefited from the increased sales to that customer, because of the magnitude of our sales to that customer, our results would suffer if we lost that customer or it made a substantial reduction in orders unless we were able to replace the customer or orders with one or more of comparable size. In addition, our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.
ITEM 6. EXHIBITS
     (a) Exhibits

No.	Description

10.1	Settlement Agreement and Waiver of Rights dated January 9, 2006 between MRV Communications, Inc. and Mr. Shay Gonen (incorporated by reference to Exhibit 10.15 of registrant’s Form 10-K filed with the SEC on March 6, 2006).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2006.

MRV COMMUNICATIONS, INC

By: /s/ Noam Lotan
Noam Lotan
President and Chief Executive Officer

By: /s/ Kevin Rubin

Kevin Rubin
Chief Financial Officer and Compliance Officer