Form 10-Q
period 2006-06-30
MRV COMMUNICATIONS INC
filed 2006-08-02
CIK 887969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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
Registrant’s telephone number, including area code: (818) 773-0900
     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 15, 2006, there were 125,195,289 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Form 10-Q, June 30, 2006
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
     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the three and six months then ended.
     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.
Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)
Revenue	$86,965	$64,647	$164,227	$126,654
Cost of goods sold	60,182	42,294	111,659	83,257

Gross profit	26,783	22,353	52,568	43,397

Operating costs and expenses:
Product development and engineering	6,672	6,287	13,652	12,818
Selling, general and administrative	21,897	18,300	42,611	36,580
Goodwill impairment	52	—	52	—

Total operating costs and expenses	28,621	24,587	56,315	49,398

Operating loss	(1,838)	(2,234)	(3,747)	(6,001)

Interest expense	(733)	(1,715)	(1,789)	(2,501)
Other income, net	1,050	231	1,666	716

Loss before taxes	(1,521)	(3,718)	(3,870)	(7,786)

Provision for taxes	1,122	425	2,454	2,794

Net loss	$(2,643)	$(4,143)	$(6,324)	$(10,580)

Earnings per share:
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.10)
Weighted average number of shares:
Basic and diluted	125,073	104,350	116,442	104,248

The accompanying notes are an integral part of these condensed financial statements.

MRV Communications, Inc.
Condensed Balance Sheets
(In thousands, except par values)

	June 30,	December 31,
At:	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,622	$67,984
Short-term marketable securities	27,591	—
Time deposits	1,075	1,475
Accounts receivable, net	84,914	92,466
Inventories	65,428	42,216
Deferred income taxes	873	873
Other current assets	11,268	7,828

Total current assets	283,771	212,842
Property and equipment, net	14,265	14,065
Goodwill	35,215	33,656
Deferred income taxes	136	136
Other assets	4,415	4,478

	$337,802	$265,177

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$21,656	$30,378
Accounts payable	53,138	45,372
Accrued liabilities	30,197	29,272
Deferred revenue	6,598	6,076
Other current liabilities	3,001	2,230

Total current liabilities	114,590	113,328
Convertible notes	23,000	23,000
Other long-term liabilities	7,051	6,694
Minority interest	5,219	5,151
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 126,548 shares in 2006 and 105,849 shares in 2005
Outstanding — 125,195 shares in 2006 and 104,496 shares in 2005	213	177
Additional paid-in capital	1,229,553	1,156,209
Accumulated deficit	(1,037,733)	(1,031,409)
Treasury stock — 1,353 shares in 2006 and 2005	(1,352)	(1,352)
Accumulated other comprehensive loss	(2,739)	(6,621)

Total stockholders’ equity	187,942	117,004

	$337,802	$265,177

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the six months ended June 30:	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,324)	$(10,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,728	3,776
Share-based compensation expense	1,614	162
Provision for doubtful accounts	238	256
Deferred income taxes	—	1,604
Gain on disposition of property and equipment	(73)	(5)
Gain on sale of equity method investment	(50)	—
Minority interests’ share of income	48	(134)
Impairment of goodwill	52	—
Changes in operating assets and liabilities:
Time deposits	407	828
Accounts receivable	11,734	7,566
Inventories	(21,521)	(4,346)
Other assets	(3,109)	143
Accounts payable	5,878	(6,116)
Accrued liabilities	101	(1,038)
Deferred revenue	332	(194)
Other current liabilities	619	(5)

Net cash used in operating activities	(7,326)	(8,083)

Cash flows from investing activities:
Purchases of property and equipment	(2,714)	(1,231)
Proceeds from sale of property and equipment	96	52
Proceeds from sale of equity method investment	100	—
Proceeds from maturity (purchase) of investments	(27,591)	3,483
Purchase of minority interest	(50)	—

Net cash provided by (used in) investing activities	(30,159)	2,304

Cash flows from financing activities:
Net proceeds from issuance of common stock	71,766	499
Borrowings on short-term obligations	33,131	29,300
Payments on short-term obligations	(43,514)	(30,518)
Borrowings on long-term obligations	—	258
Payments on long-term obligations	(158)	(130)
Other long-term liabilities	234	990

Net cash provided by financing activities	61,459	399

Effect of exchange rate changes on cash and cash equivalents	664	(1,072)

Net increase (decrease) in cash and cash equivalents	24,638	(6,452)

Cash and cash equivalents, beginning of period	67,984	77,226

Cash and cash equivalents, end of period	$92,622	$70,774

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
June 30, 2006
1. Earnings (Loss) Per Share and Stockholders’ Equity
     Earnings (Loss) Per Share
          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. Stock options and warrants to purchase 10.8 million and 10.9 million shares as of June 30, 2006 and 2005, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”) were not included in the computation of diluted loss per share as they were anti-dilutive.
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
     Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
          Prior to the adoption of SFAS No. 123(R), MRV provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” For the three and six months ended June 30, 2005, MRV recorded $162,000 of share-based compensation expense, under SFAS No. 123, for the issuance of 100,000 shares to employees. No additional share-based compensation expense was reflected in MRV’s results of operations for the three and six month periods ended June 30, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

          The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(4,143)	$(10,580)
Add: SFAS No. 123 based compensation expense included in reported net loss	162	162
Deduct: Total SFAS No. 123 based compensation expense determined under fair value method for all awards	(2,134)	(4,467)

Net loss, pro forma	$(6,115)	$(14,885)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.04)	$(0.10)
Basic and diluted net loss per share – pro forma	$(0.06)	$(0.14)

     Impact of the Adoption of SFAS No. 123(R)
          MRV adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and six month periods ended June 30, 2006, MRV recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, MRV has continued to recognize compensation expense using the straight-line amortization method. For share-based awards granted on and after January 1, 2006, MRV has recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards MRV has also recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures. The impact on MRV’s results of operations of recording share-based compensation under SFAS No. 123(R), rather than had it continued to account for share-based compensation under APB No. 25, for the three and six month periods ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Cost of goods sold	$76	$148
Product development and engineering	184	389
Selling, general and administrative	615	1,077

Total share-based compensation expense	$875	$1,614

Impact on:
Loss before taxes	$(875)	$(1,614)
Net loss	(875)	(1,614)
Basic and diluted net loss per share	$(0.01)	$(0.01)

          The weighted average grant date fair value of awards, as determined under SFAS No. 123(R), granted during the three and six month periods ended June 30, 2006 was $1.71 and $1.69 per share, respectively. The total fair value of shares vested during the three and six month periods ended June 30, 2006 was $809,000 and $1.7 million, respectively. For the three and six months ended June 30, 2006 the windfall tax benefit realized from exercised stock options and similar awards was immaterial. As of June 30, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $5.2 million which is expected to be amortized over a weighted-average period of 2.5 years.
     Valuation Assumptions
          As of June 30, 2006 and 2005, the fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for determining the fair value of options granted:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006		2005		2006		2005

Risk-free interest rate	5.0%		3.8%		4.9%		3.8%
Dividend yield	0.0%		0.0%		0.0%		0.0%
Volatility	82.1%		75.9%		82.2%		64.4%
Expected life	2.6	yrs	4.0	yrs	2.8	yrs	4.0	yrs

          The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. MRV has used historical volatility to derive the expected volatility assumption, since sufficient implied volatility data was not available and future volatility is expected to approximate historical volatility.
     Share-Based Payment Award Activity
          The following table summarizes equity share-based payment award activity for the six month period ended June 30, 2006:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding, beginning of period	11,433	$3.18
Granted	1,246	$3.34
Exercised	(840)	$2.26
Cancelled and forfeited	(1,035)	$4.73

Outstanding, end of period	10,804	$3.12	7.1	$8,499

Vested & Expected to Vest, end of period	10,246	$3.14	7.0	$8,161

Exercisable, end of period	5,656	$3.51	5.8	$5,452

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $3.11 at June 30, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

          The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$911	$190	$3,351	$804
Cash received from stock options exercised	681	130	1,900	499

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
          Business segment revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Networking group	$64,041	$54,704	$121,758	$104,866
Optical components group	23,636	10,613	44,034	23,667
Development stage enterprise group	—	—	—	—

	87,677	65,317	165,792	128,533
Intersegment adjustment	(712)	(670)	(1,565)	(1,879)

Total	$86,965	$64,647	$164,227	$126,654

          Revenues by product line were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Fiber optic components	$23,658	$10,247	$44,039	$22,477
Switches and routers	17,482	16,243	34,818	28,205
Console management products	4,361	4,790	7,740	9,130
Physical layer products	21,899	16,921	40,380	34,867
Services	8,212	6,122	15,226	12,124
Other networking products	11,353	10,324	22,024	19,851

Total	$86,965	$64,647	$164,227	$126,654

          For the three and six months ended June 30, 2006, MRV had one customer that accounted for 14% of revenues during each period. For the three and six months ended June 30, 2005, MRV had no single customer that accounted for 10% or more of revenues. As of June 30, 2006 and December 31, 2005, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
          Revenues by geographical region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Americas	$31,233	$15,390	$56,499	$33,101
Europe	52,370	45,643	101,383	86,912
Asia Pacific	3,310	3,363	6,240	6,235
Other regions	52	251	105	406

Total	$86,965	$64,647	$164,227	$126,654

     Long-lived assets, consisting of property and equipment, by geographical region were as follows (in thousands):

	Jun. 30,	Dec. 31,
At:	2006	2005

Americas	$3,224	$2,013
Europe	6,884	6,639
Asia Pacific	4,157	5,413
Other regions	—	—
— -
Total	$14,265	$14,065

          Business segment operating loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Networking group	$(1,278)	$(53)	$(2,394)	$(655)
Optical components group	(319)	(1,739)	(645)	(4,469)
Development stage enterprise group	(379)	(442)	(686)	(877)

	(1,976)	(2,234)	(3,725)	(6,001)
Intersegment adjustment	138	—	(22)	—

Total	$(1,838)	$(2,234)	$(3,747)	$(6,001)

          Income (loss) before provision for income taxes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Domestic	$(4,536)	$(4,373)	$(10,057)	$(7,528)
Foreign	3,015	655	6,187	(258)

Total	$(1,521)	$(3,718)	$(3,870)	$(7,786)

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
          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by a limited number of outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.
          The original cost of MRV’s marketable securities approximated the fair market value of $27.6 million as of June 30, 2006. MRV had no marketable securities as of December 31, 2005. As of June 30, 2006, short-term and long-term marketable securities consisted principally of U.S. Treasury Bonds, Municipal Bonds and Corporate Bonds. Marketable securities mature at various dates through 2007. Purchases, sales and maturities of securities are presented in the accompanying Statements of Cash Flows.
5. Inventories
     Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	Jun. 30,	Dec. 31,
At:	2006	2005

Raw materials	$10,217	$8,471
Work-in process	20,868	9,682
Finished goods	34,343	24,063

Total	$65,428	$42,216

6. Goodwill and Other Intangibles
          MRV adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives continue to be amortized over their useful lives.
          The following table summarizes the changes in carrying value of goodwill during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Beginning balance (1)	$34,020	$36,094	$33,656	$37,747
Purchase of Minority Interest	39	90	39	90
Impairment	(52)	—	(52)	—
Foreign currency translation	1,208	(2,029)	1,572	(3,682)

Total	$35,215	$34,155	$35,215	$34,155

(1)	Reclassified to conform with 2006 presentation.
7. Restructuring Costs
          During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $293,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.
8. Product Warranty and Indemnification
          Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.
          The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of June 30, 2006 and 2005, MRV’s product warranty liability recorded in accrued liabilities was $2.1 million and $2.5 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Beginning balance	$2,158	$2,432	$2,328	$2,456
Cost of warranty claims	(211)	(441)	(326)	(878)
Accruals for product warranties	154	504	99	917

Total	$2,101	$2,495	$2,101	$2,495

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

9. Comprehensive Income (Loss)
          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net loss	$(2,643)	$(4,143)	$(6,324)	$(10,580)
Unrealized gain (loss) from available-for-sale securities	(3)	1	(3)	(7)
Foreign currency translation	2,686	(4,455)	3,885	(8,350)

Total	$40	$(8,597)	$(2,442)	$(18,937)

10. Derivative Financial Instruments
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
          Foreign Exchange Contracts. Certain foreign offices of the Company enter into foreign exchange contracts to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of June 30, 2006, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.
          Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of June 30, 2006 the Company had two interest rate swap contracts maturing in 2007 and 2008. Unrealized gains on these interest rate swaps for the three and six months ended June 30, 2006 were $167,000 and $83,000, respectively, and unrealized losses for the three and six months ended June 30, 2005 were $718,000, which have been recorded in interest expense. The fair value and the carrying value of these interest rate swaps were $841,000 and $882,000 at June 30, 2006 and December 31, 2005, respectively, and were recorded in other long-term liabilities.
11. Supplemental Statement of Cash Flow Information (in thousands)

For the six months ended June 30:	2006	2005

Cash paid during the period for interest	$1,293	$1,694
Cash paid during the period for taxes	$848	$1,319

12. Recently Issued Accounting Pronouncements
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
          In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123(R) supersedes our previous accounting under APB No. 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123(R).
          MRV adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of 2006. In accordance with that transition method, MRV has not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). MRV has selected the Black-Scholes option-pricing model as an appropriate method for determining the estimated fair value of all the Company’s awards as required by SFAS No. 123(R). Compensation expense for all share-based equity awards are being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123(R) had a material impact on MRV’s condensed consolidated financial statements for the three and six months ended June 30, 2006, and is expected to continue to materially impact MRV’s financial statements in the foreseeable future. See Note 2, “Share-Based Compensation” for more information on the impact of the new standard.
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

          In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. MRV is currently evaluating whether the adoption of FIN 48 will have a material effect on its financial condition, its results of operations or liquidity.
13. Reclassifications
          Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report. In addition to historical information, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date of this Report.
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
          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the six months ended June 30, 2006 and 2005, foreign revenues constituted 66% and 74%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
Currency Rate Fluctuations
          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. At June 30, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into less dollars than at year-end 2005. We incurred approximately 42% of our operating expenses in currencies other than the U.S. dollar for the six months ended June 30, 2006. In general, these currencies were weaker against the U.S. dollar for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, so revenues and expenses in these countries translated into less dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
          The following table sets forth, for the periods indicated, certain Statement of Operations data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenue (1)	100%	100%	100%	100%

Networking group	74	85	74	83
Optical components group	27	16	27	19

Gross margin (2)	31	35	32	34

Networking group	35	38	36	39
Optical components group	19	16	20	11

Operating costs and expenses (2)	33	38	34	39

Networking group	37	38	38	39
Optical components group	20	32	21	30
Development stage enterprise group	NM	NM	NM	NM

Operating loss (2)	(2)	(3)	(2)	(5)

Networking group	(2)	—	(2)	(1)
Optical components group	(1)	(16)	(1)	(19)
Development stage enterprise group	NM	NM	NM	NM

NM – not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statements of Operations data express percentages as a percentage of revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the Development stage enterprise group in 2006 or 2005.
          The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended June 30, 2006 (“2006”) Compared
To Three Months Ended June 30, 2005 (“2005”)
     Revenue
          The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2006	2005	Change	Change	Currency (2)

Networking group	$64,041	$54,704	$9,337	17%	19%
Optical components group	23,636	10,613	13,023	123	127
Development stage enterprise group	—	—	—	—	—

	87,677	65,317	22,360	34	37
Adjustments (1)	(712)	(670)	(42)	NM	NM

Total	$86,965	$64,647	$22,318	35%	37%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Revenues for 2006 increased $22.3 million, or 35%, to $87.0 million from $64.6 million for 2005. On a product-line basis, we realized increases in revenues from sales of our fiber optic components, switches and routers, physical layer products, other networking products and services. Geographically, revenues increased 103% in the Americas. The increased revenue in the Americas is largely due to shipments of our fiber optic components. Sales of our console management products represented the only decrease at $429,000. Foreign currency had an impact on reported revenues in 2006. On a constant currency basis, revenues would have increased an additional $1.7 million. Revenues generated from the sale of third-party products through our system integration and distribution offices were 39% and 46% for 2006 and 2005, respectively. Revenues generated from internally produced products and services increased $18.6 million, or 54%, year-over-year to $53.4 million for 2006 from $34.8 million for 2005.
          Networking Group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, which includes switches, routers, physical layer products and console management products as well as specialized networking products for defense, aerospace and other applications, such as cellular communications. External revenues generated from our networking group increased $9.3 million, or 17%, to $64.0 million for 2006 as compared to $54.7 million for 2005. The increase is due to increases in sales of our switches and routers, physical layer products, other networking products and services, offset by decreases in sales of console management products. Foreign currency had an impact on reported revenues in 2006. On a constant currency basis, revenues would have increased an additional $1.3 million. External revenues generated from the sales of our physical layer products increased $5.0 million, or 29%, to $21.9 million for 2006 compared to $16.9 million for 2005. External revenues generated from the sales of our switches and routers increased $1.2 million, or 8%, to $17.5 million for 2006 compared to $16.2 million for 2005. External revenues generated from the sales of services increased $2.1 million, or 34%, to $8.2 million for 2006 as compared to $6.1 million for 2005. External revenues generated from the sales of our console management products decreased $429,000, or 9%, to $4.4 million for 2006 as compared to $4.8 million for 2005.

          Optical Components Group. Our optical components group designs, manufactures and sells optical communications components that primarily consist of products manufactured by our wholly owned subsidiary, LuminentOIC. These components include fiber optic transceivers, discrete lasers and LEDs, as well as components for FTTP applications. Revenues, including intersegment revenue, generated from our optical components group increased $13.0 million, or 123%, to $23.6 million for 2006 as compared to $10.6 million for 2005. Approximately 70% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2006 totaled approximately $16.4 million, compared to $5.4 million for 2005. Recent announcements suggest that FTTP deployments in North America made services available to approximately three million homes through 2005 and that continuing deployments are expected to make FTTP services available to at least an additional three million residences by the end of 2006; however, the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow during 2006 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations did not have a significant impact on the increase in revenue.
          Development Stage Enterprise Group. No revenues were generated by this group for 2006 and 2005.
     Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2006	2005	Change	Change	Currency (2)

Networking group	$22,270	$20,658	$1,612	8%	10%
Optical components group	4,375	1,695	2,680	158	163
Development stage enterprise group	—	—	—	—	—

	26,645	22,353	4,292	19	21
Adjustments (1)	138	—	138	NM	NM

Total	$26,783	$22,353	$4,430	20%	22%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Gross profit for 2006 was $26.8 million, compared to gross profit of $22.4 million for 2005. Gross profit increased $4.4 million, or 20%, in 2006 compared to 2005. Our gross margin decreased to 31% for 2006, as compared to 35% last year. The decrease in gross margin is the result of the increase in sales of fiber optic components that yield lower gross margins than the company-wide average for all of our products. To a lesser extent, the increase in sales of third-party products also negatively impacted our gross margin as these products typically yield lower gross margins than our company-wide average. The effect of currency fluctuations resulted in reducing the increase in gross profit by approximately $472,000 year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $76,000 for the recognition of share-based compensation expense in 2006.
          Networking Group. Gross profit for our networking group was $22.3 million for 2006 compared to $20.7 million for 2005, an increase of $1.6 million. Gross margins decreased to 35%, as compared to 38% for 2005. The decrease in gross margins in 2006 was the result of differences in the composition of the products we sold in each period, primarily the increase in sales of third-party products of $3.7 million to $33.5 million for 2006 from $29.9 million for 2005. The effect of currency fluctuations resulted in reducing the increase in gross profit by approximately $395,000 year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $24,000 for the recognition of share-based compensation expense in 2006.
          Optical Components Group. Gross profit for 2006 was $4.4 million, compared to $1.7 million for 2005, an increase of $2.7 million. Our optical components group gross margins increased to 19% for 2006, as compared to gross margin of 16% for 2005. The increase in gross margin in 2006 was primarily the result of increased revenue coupled with our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, which we expect to continue to result in savings in direct labor costs in connection with manufacturing. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $52,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2006 and 2005.
     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2006	2005	Change	Change	Currency (1)

Networking group	$23,548	$20,711	$2,837	14%	15%
Optical components group	4,694	3,434	1,260	37	38
Development stage enterprise group	379	442	(63)	(14)	(14)

Total	$28,621	$24,587	$4,034	16%	18%

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          Operating costs and expenses were $28.6 million, or 33% of revenues, for 2006, compared to $24.6 million, or 38% of revenues, for 2005. Operating costs and expenses increased $4.0 million in 2006 compared to 2005. The effect of currency fluctuations resulted in reducing the increase in operating costs and expenses by approximately $348,000 year-over-year on a constant currency basis. Operating costs and expenses were also negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $184,000 and selling, general and administrative expenses by $615,000 for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 recorded in selling, general and administrative expenses for 2005.
          Networking Group. Operating costs and expenses for 2006 were $23.5 million, or 37% of revenues, compared to $20.7 million, or 38% of revenues, for 2005. Operating costs and expenses increased $2.8 million, or 14%, in 2006 compared to 2005. The increase in operating costs and expenses is the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense. The effect of currency fluctuations resulted in reducing the increase in operating costs and expenses by approximately $314,000 year-over-year on a constant currency basis. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $111,000 and selling, general and administrative expenses by $507,000 for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 recorded in selling, general and administrative expenses for 2005.
          Optical Components Group. Operating costs and expenses for 2006 were $4.7 million, or 20% of revenues, compared to $3.4 million, or 32% of revenues, for 2005. Operating costs and expenses increased $1.3 million, or 37%, in 2006 compared to 2005. Operating costs and expenses increased across all expense categories. In 2006, as a result of our announced termination of the agreement to purchase Chinese optical component manufacturer, HG Genuine, we expensed approximately $170,000 of legal and professional fees directly related to the acquisition. We do not expect any additional expenses as a result of our decision to not move forward with the acquisition. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in operating costs and expenses in absolute dollars. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $73,000 and selling, general and administrative expenses by $108,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. Operating costs and expenses for 2006 were $379,000, compared to $442,000 for 2005. Operating costs and expenses decreased $63,000, or 14%, in 2006 compared to 2005. We attribute the decrease in operating costs and expenses to our cost saving efforts to align these costs with current development activities.
     Operating Loss
     The following table sets forth, for the periods indicated, certain operating loss data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2006	2005	Change	Change	Currency (2)

Networking group	$(1,278)	$(53)	$(1,225)	NM%	NM%
Optical components group	(319)	(1,739)	1,420	(82)	(84)
Development stage enterprise group	(379)	(442)	63	(14)	(14)

	(1,976)	(2,234)	258	(12)	(17)
Adjustments (1)	138	—	138	NM	NM

Total	$(1,838)	$(2,234)	$396	(18)%	(23)%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          We reported an operating loss of $1.8 million, or 2% of revenues, for 2006 compared to $2.2 million, or 3% of revenues, for 2005, an improvement in our results of $396,000 in 2006 compared to 2005. This improvement in our results was primarily the result of the increase in our gross profit. The effect of currency fluctuations increased our operating loss by approximately $127,000 year-over-year on a constant currency basis. Our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased our operating loss by $875,000 for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 for 2005.
          Networking Group. Our networking group reported an operating loss totaling $1.3 million for 2006, compared to $53,000 for 2005, an increased operating loss of $1.2 million. This increased operating loss was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense of $642,000, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006 compared to $162,000 of share-based compensation under SFAS No. 123 for 2005. The effect of currency fluctuations increased our operating loss by approximately $81,000 year-over-year on a constant currency basis.
          Optical Components Group. Our optical components group reported an operating loss of $319,000, or 1% of revenues, for 2006, compared to $1.7 million, or 16% of revenues, for 2005. Our operating loss improved $1.4 million, or 82%, in 2006 compared to 2005. The improvement in our operating loss was the result of the increased gross profit, partially offset by the increase in operating costs and expenses, which included approximately $170,000 of legal and professional fees relating to the terminated acquisition of HG Genuine in 2006. Our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased our operating loss by $233,000, or 73% of our operating loss, for the recognition of share-based compensation expense in 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating loss in absolute dollars.
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $379,000 for 2006 as compared to $442,000 for 2005. Our operating loss improved $63,000, or 14%, in 2006 compared to 2005. The improvement is the result of a reduction in spending for operating costs and expenses.
     Interest Expense and Other Income, Net
          Interest expense was $733,000 and $1.7 million for 2006 and 2005, respectively. Interest expense decreased in 2006 primarily due to fluctuations in the fair value of certain interest rate swaps utilized by one of our foreign offices. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $1.4 million and $490,000 for 2006 and 2005, respectively, an increase of $908,000, or 185%. The increase in interest income is due to higher yields on investments in 2006 compared to 2005 and incremental interest on the $69.9 million proceeds from the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors, which was completed in March 2006. Realized losses on foreign currency transactions were $458,000 and $556,000 in 2006 and 2005, respectively, a decrease of $98,000.
     Provision For Taxes
          The provision for income taxes for 2006 was $1.1 million as compared to $425,000 for 2005. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

Six Months Ended June 30, 2006 (“2006”) Compared
To Six Months Ended June 30, 2005 (“2005”)
     Revenue
          The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2006	2005	Change	Change	Currency (2)

Networking group	$121,758	$104,866	$16,892	16%	22%
Optical components group	44,034	23,667	20,367	86	89
Development stage enterprise group	—	—	—	—	—

	165,792	128,533	37,259	29	34
Adjustments (1)	(1,565)	(1,879)	314	NM	NM

Total	$164,227	$126,654	$37,573	30%	35%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Revenues for 2006 increased $37.6 million, or 30%, to $164.2 million from $126.7 million for 2005. On a product-line basis, we realized increases in revenues from sales of our fiber optic components, switches and routers, physical layer products, other networking products and services. Geographically, revenues increased 71% in the Americas. The increased revenue in the Americas is largely due to shipments of our fiber optic components. Sales of our console management products represented the only decrease at $1.4 million. Foreign currency had an impact on reported revenues in 2006. On a constant currency basis, revenues would have increased an additional $6.4 million. Revenues generated from the sale of third-party products through our system integration and distribution offices were 39% and 43% for 2006 and 2005, respectively. Revenues generated from internally produced products and services increased $27.8 million, or 39%, year-over-year to $99.7 million for 2006 from $72.0 million for 2005.
          Networking Group. External revenues generated from our networking group increased $16.9 million, or 16%, to $121.8 million for 2006 as compared to $104.9 million for 2005. The increase is due to increases in sales of our switches and routers, physical layer products, other networking products and services, offset by decreases in sales of console management products. Foreign currency had an impact on reported revenues in 2006. On a constant currency basis, revenues would have increased an additional $5.7 million. External revenues generated from the sales of our switches and routers increased $6.6 million, or 23%, to $34.8 million for 2006 compared to $28.2 million for 2005. External revenues generated from the sales of our physical layer products increased $5.5 million, or 16%, to $40.4 million for 2006 compared to $34.9 million for 2005. External revenues generated from the sales of services increased $3.1 million, or 26%, to $15.2 million for 2006 as compared to $12.1 million for 2005. External revenues generated from the sales of our console management products decreased $1.4 million, or 15%, to $7.7 million for 2006 as compared to $9.1 million for 2005.

          Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $20.4 million, or 86%, to $44.0 million for 2006 as compared to $23.7 million for 2005. Approximately 67% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2006 totaled approximately $29.3 million, compared to $13.3 million for 2005. Recent announcements suggest that FTTP deployments in North America made services available to approximately three million homes through 2005 and that continuing deployments are expected to make FTTP services available to at least an additional three million residences by the end of 2006; however, the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow during 2006 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations did not have a significant impact on the increase in revenue.
          Development Stage Enterprise Group. No revenues were generated by this group for 2006 and 2005.
     Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2006	2005	Change	Change	Currency (2)

Networking group	$43,930	$40,701	$3,229	8%	12%
Optical components group	8,660	2,696	5,964	221	226
Development stage enterprise group	—	—	—	—	—

	52,590	43,397	9,193	21	26
Adjustments (1)	(22)	—	(22)	NM	NM

Total	$52,568	$43,397	$9,171	21%	26%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Gross profit for 2006 was $52.6 million, compared to gross profit of $43.4 million for 2005. Gross profit increased $9.2 million, or 21%, in 2006 compared to 2005. Our gross margin decreased to 32% for 2006, as compared to 34% last year. The decrease in gross margin is the result of the increase in sales of fiber optic components that yield lower gross margins than the company-wide average for all of our products. To a lesser extent, the increase in sales of third-party products also negatively impacted our gross margin as these products typically yield lower gross margins than our company-wide average. The effect of currency fluctuations resulted in reducing the increase in gross profit by approximately $1.9 million year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $148,000 for the recognition of share-based compensation expense in 2006.

          Networking Group. Gross profit for our networking group was $43.9 million for 2006 compared to $40.7 million for 2005, an increase of $3.2 million. Gross margins decreased to 36%, as compared to 39% for 2005. The decrease in gross margins in 2006 was a consequence of differences in the composition of the products we sold in each period, primarily the increase in sales of third-party products of $9.8 million to $64.5 million for 2006 from $54.7 million for 2005. The effect of currency fluctuations resulted in reducing the increase in gross profit by approximately $1.8 million year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $48,000 for the recognition of share-based compensation expense in 2006.
          Optical Components Group. Gross profit for 2006 was $8.7 million, compared to $2.7 million for 2005, an increase of $6.0 million or 221%. Our optical components group gross margins increased to 20% for 2006, as compared to gross margin of 11% for 2005. The increase in gross margin in 2006 was primarily the result of increased revenue coupled with our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, which we expect to continue to result in savings in direct labor costs in connection with manufacturing. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in gross profit in absolute dollars. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $100,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2006 and 2005.
     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2006	2005	Change	Change	Currency (1)

Networking group	$46,324	$41,356	$4,968	12%	15%
Optical components group	9,305	7,165	2,140	30	31
Development stage enterprise group	686	877	(191)	(22)	(22)

Total	$56,315	$49,398	$6,917	14%	17%

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.
          Operating costs and expenses were $56.3 million, or 34% of revenues, for 2006, compared to $49.4 million, or 39% of revenues, for 2005. Operating costs and expenses increased $6.9 million in 2006 compared to 2005. The effect of currency fluctuations resulted in reducing the increase in operating costs and expenses by approximately $1.4 million year-over-year on a constant currency basis. Operating costs and expenses were also negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $389,000 and selling, general and administrative expenses by $1.1 million for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 recorded in selling, general and administrative expenses for 2005.

          Networking Group. Operating costs and expenses for 2006 were $46.3 million, or 38% of revenues, compared to $41.4 million, or 39% of revenues, for 2005. Operating costs and expenses increased $5.0 million, or 12%, in 2006 compared to 2005. The increase in operating costs and expenses is the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense. The effect of currency fluctuations resulted in reducing the increase in operating costs and expenses by approximately $1.3 million year-over-year on a constant currency basis. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $238,000 and selling, general and administrative expenses by $867,000 for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 recorded in selling, general and administrative expenses for 2005.
          Optical Components Group. Operating costs and expenses for 2006 were $9.3 million, or 21% of revenues, compared to $7.2 million, or 30% of revenues, for 2005. Operating costs and expenses increased $2.1 million, or 30%, in 2006 compared to 2005. Operating costs and expenses increased across all expense categories. In 2006, as a result of our announced termination of the agreement to purchase Chinese optical component manufacturer, HG Genuine, we expensed approximately $170,000 of legal and professional fees directly related to the acquisition. We do not expect any additional expenses as a result of our decision to not move forward with the acquisition. The effect of currency fluctuations did not have a significant impact on the year-over-year increase in operating costs and expenses in absolute dollars. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $151,000 and selling, general and administrative expenses by $210,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. Operating costs and expenses for 2006 were $686,000, compared to $877,000 for 2005. Operating costs and expenses decreased $191,000, or 22%, in 2006 compared to 2005. We attribute the decrease in operating costs and expenses to our cost saving efforts to align these costs with current development activities.
     Operating Loss
          The following table sets forth, for the periods indicated, certain operating loss data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2006	2005	Change	Change	Currency (2)

Networking group	$(2,394)	$(655)	$(1,739)	265%	196%
Optical components group	(645)	(4,469)	3,824	(86)	(87)
Development stage enterprise group	(686)	(877)	191	(22)	(22)

	(3,725)	(6,001)	2,276	(38)	(46)
Adjustments (1)	(22)	—	(22)	NM	NM

Total	$(3,747)	$(6,001)	$2,254	(38)%	(46)%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

          We reported an operating loss of $3.7 million, or 2% of revenues, for 2006 compared to $6.0 million, or 5% of revenues, for 2005, an improvement in our results of $2.3 million in 2006 compared to 2005. This improvement in our results was primarily the result of the increase in our gross profit. The effect of currency fluctuations increased our operating loss by approximately $514,000 year-over-year on a constant currency basis. Our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased our operating loss by $1.6 million for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 for 2005.
          Networking Group. Our networking group reported an operating loss totaling $2.4 million for 2006, compared to $655,000 for 2005, an increased operating loss of $1.7 million. This increased operating loss was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense of $1.2 million, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006 compared to $162,000 of share-based compensation under SFAS No. 123 for 2005. The effect of currency fluctuations increased our operating loss by approximately $454,000 year-over-year on a constant currency basis.
          Optical Components Group. Our optical components group reported an operating loss of $645,000, or 1% of revenues, for 2006, compared to $4.5 million, or 19% of revenues, for 2005. Our operating loss improved $3.8 million, or 86%, in 2006 compared to 2005. The improvement in our operating loss was the result of the increased gross profit, partially offset by the increase in operating costs and expenses, which included approximately $170,000 of legal and professional fees relating to the terminated acquisition of HG Genuine in 2006. Our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased our operating loss by $461,000, or 71% of our operating loss, for the recognition of share-based compensation expense in 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating loss in absolute dollars.
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $686,000 for 2006 as compared to $877,000 for 2005. Our operating loss improved $191,000, or 22%, in 2006 compared to 2005. The improvement is the result of a reduction in spending for operating costs and expenses.
     Interest Expense and Other Income, Net
          Interest expense was $1.8 million and $2.5 million for 2006 and 2005, respectively. Interest expense decreased in 2006 primarily due to fluctuations in the fair value of certain interest rate swaps utilized by one of our foreign offices. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $2.1 million and $849,000 for 2006 and 2005, respectively, an increase of $1.3 million, or 148%. The increase in interest income is due to higher yields on investments in 2006 compared to 2005 and incremental interest on the $69.9 million proceeds from the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors, which was completed in March 2006. Realized losses on foreign currency transactions were $526,000 and $488,000 in 2006 and 2005, respectively, an increase of $38,000.
     Provision For Taxes
          The provision for income taxes for 2006 was $2.5 million, compared to $2.8 million for 2005. The decrease in tax expense in 2006 versus 2005 was primarily due to the additional valuation allowance recognized against certain deferred income tax assets associated with foreign jurisdictions in 2005. The decrease was partially offset by an increase in the amount of income generated in certain of the various jurisdictions where we conduct operations and pay income tax.
Recently Issued Accounting Standards
          For a discussion of recently issued accounting standards relevant to our financial performance, see Note 12 of Notes to Financial Statements included elsewhere in this report.

Liquidity and Capital Resources
          We had cash and cash equivalents of $92.6 million as of June 30, 2006, an increase of $24.6 million from the cash and cash equivalents of $68.0 million we had as of December 31, 2005. The increase in cash and cash equivalents was primarily the result of the net proceeds we received from the issuance and sale of our common stock in a private placement to institutional investors that we completed in March 2006. The increase in cash and cash equivalents was partially offset by our purchase of marketable securities, cash we used in our operations, the timing of cash collections from customers, cash we used to procure necessary raw materials and components to build our inventories for products we expect to ship in the future, cash we used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (dollars in thousands):

	June 30,	December 31,
At:	2006	2005

Cash
Cash and cash equivalents	$92,622	$67,984
Short-term marketable securities	27,591	—
Time deposits	1,075	1,475

	121,288	69,459

Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations (1)	21,656	30,378
Long-term debt	152	284

	44,808	53,662

Excess cash versus debt	$76,480	$15,797

Ratio of cash versus debt (2)	2.7:1	1.3:1

(1)	Includes current maturities of long-term debt.

(2)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.
     Working Capital
          Working capital means the difference between current assets and current liabilities at particular points in time. The following table illustrates our working capital position (dollars in thousands):

	June 30,	December 31,
At:	2006	2005

Current assets	$283,771	$212,842
Current liabilities	114,590	113,328

Working capital	$169,181	$99,514

Current ratio (1)	2.5:1	1.9:1

(1)	Determined by dividing total “current assets” by total “current liabilities,” in each case as reflected in the table.

          Current assets increased $70.9 million due to primarily to increases in cash and cash equivalents, short-term marketable securities and inventories, partially offset by decreases in accounts receivables. The increase in cash and cash equivalents and short-term marketable securities was primarily the result of the net proceeds from our March 2006 private placement of our common stock. Fluctuations in current assets are typically due to the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
          Current liabilities increased $1.3 million due primarily to the increase in accounts payable, partially offset by the decrease in short-term obligations. Fluctuations in current liabilities are typically due to the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred revenue, income tax liabilities and the effects of changes in foreign currency.
     Cash Flow
          The following table sets forth, for the periods indicated, certain cash flow data from our Statements of Cash Flows (dollars in thousands):

For the six months ended June 30:	2006	2005

Net cash provided by (used in):
Operating activities	$(7,326)	$(8,083)
Investing activities	(30,159)	2,304
Financing activities	61,459	399
Effect of exchange rate changes on cash and cash equivalents	664	(1,072)

Net change in cash and cash equivalents	$24,638	$(6,452)

          Cash Flows Related to Operating Activities. Cash used in operating activities was $7.3 million for the six months ended June 30, 2006, compared to cash used in operating activities of $8.1 million for same period last year. Cash used in operating activities was a result of our net loss of $6.3 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes and gains on the disposition of fixed assets. In 2006, decreases in accounts receivable and increases in accounts payables positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in inventories and other assets. The decrease in accounts receivable is due to timing of customer payments and collection efforts. The increase in inventories is primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable are the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
          Cash Flows Related to Investing Activities. Cash used in investing activities was $30.2 million for the six months ended June 30, 2006, compared to cash provided by investing activities totaling $2.3 million for the same period last year. Cash used in investing activities for 2006 was primarily the result of capital expenditures and the purchase of short-term marketable securities. As of June 30, 2006, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturity of short-term and long-term marketable securities, partially offset by cash used for capital expenditures.
          Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $61.5 million for the six months ended June 30, 2006, as compared to cash flows provided by financing activities of $399,000 for the same period last year. Cash provided by financing activities was primarily the result of net proceeds from our issuance of common stock, the exercise of employee stock options, and changes in other long-term liabilities, partially offset by net payments on short-term and long-term obligations. Cash flows provided by financing activities for the prior period represent the net proceeds from the exercise of employee stock options and changes in other long-term liabilities, partially offset by net cash payments on short-term borrowings.

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
     Contractual Cash Obligations
          The following table illustrates our total contractual cash obligations as of June 30, 2006 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$21,341	$21,341	$—	$—	$—
Long-term debt	467	315	152	—	—
5% convertible notes due June 2008	23,000	—	23,000	—	—
Unconditional purchase obligations	22,410	21,078	—	—	1,332
Operating leases	25,078	6,038	7,786	5,547	5,707

Total contractual cash obligations	$92,296	$48,772	$30,938	$5,547	$7,039

          Our total contractual cash obligations as of June 30, 2006, were $92.3 million, of which, $48.8 million are due by June 30, 2007. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due in June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
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
     Cost containment is critical to achieving positive cash flow from operations and profitability consistently. We are continuing efforts at strict cost containment and believe that such efforts are essential to achieving positive cash flow from operations in future quarters and maintaining profitability on a consistent basis, especially since the outlook for future quarters is subject to numerous challenges. Additional measures to contain costs and reduce expenses may be undertaken if revenues do not continue to improve. A number of factors could preclude us from consistently bringing costs and expenses in line with our revenues, such as our inability to forecast business activities accurately and decreases in our revenues. If we are not able to maintain an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate the business.
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
     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk due to their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of June 30, 2006, through a foreign office, we had two interest rate swap contracts outstanding. The economic purpose of these interest rate swap contracts are utilized in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized gains on these interest swap contracts for the six months ended June 30, 2006 were approximately $83,000 and unrealized losses for the six months ended June 30, 2005 were approximately $718,000, and have been included in Interest expense in the accompanying statements of operations.
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
     Through certain foreign offices, and from time-to-time, we enter into foreign exchange contracts in an effort to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of June 30, 2006, we did not have any foreign exchange contracts outstanding.
     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At June 30, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2005.
     We incurred approximately 42% of our operating expenses in currencies other than the U.S. dollar during the six months ended June 30, 2006. In general, these currencies were weaker against the U.S. dollar for the six months ended June 30, 2006 compared to the same period last year, so revenues and expenses in these countries translated into less dollars than they would have in 2005. For the first six months of 2006, we had approximately:
•	$12.1 million of operating expenses that were settled in the euro;

•	$5.6 million of operating expenses hat were settled in Swiss francs;

•	$3.4 million of operating expenses settled in Swedish krona; and

•	$2.8 million of operating expenses settled in the Taiwan dollar.
     Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the first six months of 2006, our costs would have increased approximately:
•	$1.2 million related to expenses settled in euros;

•	$556,000 related to expenses settled in Swiss francs;

•	$338,000 in expenses settled in Swedish kronas; and

•	$281,000 in expenses settled in the Taiwan dollar.
     As of June 30, 2006, we held as part of our cash and cash equivalents $3.8 million of euros, $3.7 million of Swiss francs, $1.5 million of Swedish kronas and $1.1 million of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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
     During the years ended December 31, 2005, 2004 and 2003, our gross margins were 32%, 34% and 31%, respectively, of total revenue, 36%, 38% and 35%, respectively, on sales from our networking group and 11%, 14% and 8%, respectively, on sales from our optical components group. Our gross margins also fluctuate from quarter to quarter. During the three months ended June 30, 2006 and 2005, our gross margins were 31% and 35%, respectively, of total revenue, 35% and 38%, respectively, on sales from our networking group and 19% and 16%, respectively, on sales from our optical components group. These yearly and quarterly fluctuations in our margins have been affected, and may continue to be affected, by numerous factors, including:
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
     We reported losses for the three months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003 and have not achieved profitability for a full year since 1997. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.
The Price of Our Shares May Continue to Be Highly Volatile.
     Historically, the market price of our shares has been extremely volatile. For example, during the three months ended June 30, 2006, the closing prices of our common stock as reported on The Nasdaq National Market ranged from a high of $4.10 and a low of $2.66 per share and during the six months ended June 30, 2006, the closing prices of our common stock as reported on The Nasdaq National Market ranged from a high of $4.64 and a low of $2.05 per share. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:
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

Sales of Substantial Amounts of Our Shares by Selling Stockholders Could Cause the Market Price of Our Shares to Decline.
     Under our registration statement that the SEC declared effective in June 2003, selling stockholders are offering for resale up to 9,913,914 shares of our common stock issuable upon conversion of our 2003 Notes. This represents approximately 7.9% of the outstanding shares of our common stock on July 15, 2006 (or 7.3% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes).
     Under our registration statement that the SEC declared effect in April 2006, selling stockholders are offering an additional 19,858,156 shares of our common stock. This represents approximately 15.9% of the outstanding shares of our common stock on July 15, 2006, and, when added to the shares being offered by the selling stockholders under our registration statement that the SEC declared effective in June 2003, approximately 23.8% of the outstanding shares of our common stock on July 15, 2006 (or 22.0% of the outstanding shares of our common stock on that date if pro forma effect were given on that date to the full conversion of the 2003 Notes).
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
     There has been a trend toward industry consolidation for several years. The latest examples of such consolidation in our industries are the April 2006 announcement of the acquisition of Lucent Technologies Inc. by Alcatel that industry analysts have said will create the largest equipment supplier to telephone and wireless carriers around the world and the May 2006 announcement of the acquisition of privately-held TelCove, Inc., a provider of metropolitan and regional communications services, by Level 3 Communications, Inc. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete. This could have a material adverse effect on our business, operating results and financial condition.
We Face Risks from Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Six Months
	Ended June 30,		Year Ended December 31,
	2006	2005	2005	2004	2003

Percentage of total revenue from foreign sales	66%	74%	74%	77%	78%

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
     The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, through December 31, 2005 we benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar in relation to the currencies in which these sales have been made. During the six months ended June 30, 2006, this trend reversed, with the U.S. dollar becoming stronger against currencies of other countries in which we have done business than they were at December 31, 2005, resulting in increased operating expenses during the quarter when such currencies were translated into U.S. dollars and adversely affecting our operating results for the quarter. If this trend continues, our operating expenses will continue to increase. Moreover, continued strengthening of the U.S. dollar to such currencies could cause our products to become relatively more expensive in those countries, leading to a reduction in sales in that country.
     Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized gains (losses) from these activities during the six months ended June 30, 2006 and 2005 amounted to $83,000 and $(718,000), respectively, and we could incur losses from these or other hedging activities in the future.
We May Be Harmed if We Again Pursue Acquisitions or in Doing So, We Do Not Successfully Complete Them.
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
     We can give no assurance as to whether we can successfully integrate the companies, products, technologies or personnel of any business that we might acquire in the future. Moreover, our efforts to pursue acquisitions could result in substantial expenses and adversely affect our operating results if the acquisition is not successfully consummated. For example, we incurred costs and expenses aggregating approximately $170,000 during the six months ended June 30, 2006 in connection with our efforts to acquire a manufacturer of fiber optic components located in the Peoples’ Republic of China, all of which was charged to our operations for that period as a result of the termination of the contemplated transaction.
Changes to Financial Accounting Standards Have Adversely Affected Our Results Of Operations and May Adversely Affect Them in the Future and Cause Us to Change Our Business Practices.
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that required us, in the six months ended June 30, 2006, to record charges to our results of operations for employee stock option grants amounting to more than $1.6 million. We expect to have significant and ongoing accounting charges resulting from option grants that could increase our net losses or reduce our net income if we achieve profitability (of which there can be no assurance). In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of stock options or other equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.
Legislative and Regulatory Actions and Higher Insurance Costs Have Impacted, and Are Likely to Impact Our Future Financial Position and Results of Operations.
     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules implementing mandates from that Act, and other new regulations that have had an adverse impact on our financial position and results of operations. These regulatory changes and other legislative initiatives have caused increases in our general and administrative costs and new regulations and initiatives are likely to have an additional impact on our future financial position and results of operations. For example, in late July 2006, the SEC adopted sweeping changes to its rules requiring disclosure of executive and director compensation, related person transactions, director independence and other corporate governance matters, and security ownership of officers and directors. These rules will take effect for our annual reports and proxy statements that we file after December 15, 2006, which means that we must begin complying with them in the preparation of our Annual Report on Form 10-K for our year ending December 31, 2006 and our proxy statement for our 2007 annual meeting of stockholders. The new disclosure rules will also modify the disclosure requirements of the SEC’s Current Report on Form 8-K regarding certain employment arrangements and material amendments for our named executive officers. These Form 8-K disclosure changes go into effect

60 days after their publication in the Federal Register and thus we expect to be required to comply with them before the end of 2006. The future financial impact on us of complying with these new rules and other legislative or regulatory requirements that may be implemented in the future are uncertain, but as was the case with prior legislative and regulatory initiatives enacted since 2002, it may be expected that our general and administrative costs will further increase. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase.
If Our Cash Flow Significantly Deteriorates in the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.
     We incurred net losses in 2005, 2004 and 2003 and during the three and six months ended June 30, 2006, and our combined cash and short-term investments declined in each of those years as well. During those years and the interim periods within those years our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities decreased as well. While our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities increased at June 30, 2006 by approximately $51.8 million since December 31, 2005, that was due to the net proceeds we received from an institutional private placement of our common stock that we completed in March 2006. Had we not completed that financing, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities at June 30, 2006 would have again decreased from the level at December 31, 2005. Our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities at June 30, 2006 decreased by approximately $10.6 million from the level at March 31, 2006. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
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
One Customer Accounted for over 10 percent of Our Sales During the Three and Six Months Ended June 30, 2006, Increasing Both Our Dependence on a Single Revenue Source and the Risk that Our Operations Will Suffer Materially If the Customer Stopped Ordering from Us or Substantially Reduced Its Business With Us.
     For the last several years and for the interim periods within those years, no customer has accounted for 10 percent or more of our revenues and accordingly we were not dependent on any single customer. For the three and six months ended June 30, 2006, however, we had one customer that accounted for 14% of our total revenues. While our financial performance during these quarters benefited from the increased sales to that customer, because of the magnitude of our sales to that customer, our results would suffer if we lost that customer or it made a substantial reduction in orders unless we were able to replace the customer or orders with one or more of comparable size. In addition, our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 19, 2006, we held our Annual Meeting of Stockholders at which, among other things, the Company’s entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows (in thousands):

		Against or
	For	Withheld

Noam Lotan	99,453	598
Shlomo Margalit	99,320	731
Igal Shidlovsky	99,549	501
GuenterJaensch	99,553	497
Daniel Tsui	99,560	491
Baruch Fischer	99,494	557
Harold W. Furchtgott-Roth	99,403	648

     The other matter voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, was as follows (in thousands):

	For	Against	Abstained

To ratify the appointment of Ernst & Young LLP as MRV’s independent registered public accounting firm for the year ending December 31, 2006	99,350	651	50

ITEM 6. EXHIBITS
     (a) Exhibits

No.	Description

10.1	Framework Agreement by and among Huagong Tech Company Limited, registrant, Wuhan Huagong Genuine Optics Technology Co., Ltd. and Luminent, Inc. dated as of May 23, 2006

10.2	Letter Agreement dated July 18, 2006 by and among Huagong Tech Company Limited, registrant, Wuhan Huagong Genuine Optics Technology Co., Ltd. (“HG Genuine)” and Luminent, Inc. mutually terminating Framework Agreement

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2006.

MRV COMMUNICATIONS, INC.

By: /s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By: /s/ Kevin Rubin

Kevin Rubin
Chief Financial Officer
and Compliance Officer