Form 10-Q
period 2006-09-30
MRV COMMUNICATIONS INC
filed 2006-11-03
CIK 887969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 15, 2006, there were 125,250,964 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Form 10-Q, September 30, 2006
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
          In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of September 30, 2006, and the results of its operations and its cash flows for the three and nine months then ended.
          The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.
Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
		(Unaudited)
Revenue	$89,616	$65,875	$253,843	$192,529
Cost of goods sold	60,962	46,157	172,621	129,414

Gross profit	28,654	19,718	81,222	63,115

Operating costs and expenses:
Product development and engineering	7,331	6,133	20,983	18,951
Selling, general and administrative	20,991	15,762	63,602	52,342
Goodwill impairment	—	—	52	—

Total operating costs and expenses	28,322	21,895	84,637	71,293

Operating income (loss)	332	(2,177)	(3,415)	(8,178)

Interest expense	(819)	(767)	(2,608)	(3,268)
Other income, net	1,646	1,117	3,312	1,833

Income (loss) before taxes	1,159	(1,827)	(2,711)	(9,613)

Provision for taxes	943	1,317	3,397	4,111

Net income (loss)	$216	$(3,144)	$(6,108)	$(13,724)

Earnings (loss) per share:
Basic	$0.00	$(0.03)	$(0.05)	$(0.13)
Diluted	$0.00	$(0.03)	$(0.05)	$(0.13)
Weighted average number of shares:
Basic	125,202	104,437	119,394	104,312
Diluted	126,365	104,437	119,394	104,312
The accompanying notes are an integral part of these condensed financial statements.

MRV Communications, Inc.
Condensed Balance Sheets
(In thousands, except par values)

	September 30,	December 31,
At:	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,177	$67,984
Short-term marketable securities	34,809	—
Time deposits	773	1,475
Accounts receivable, net	87,513	92,466
Inventories	70,399	42,216
Deferred income taxes	873	873
Other current assets	11,374	7,828

Total current assets	286,918	212,842
Property and equipment, net	14,042	14,065
Goodwill	35,251	33,656
Deferred income taxes	136	136
Other assets	4,605	4,478

	$340,952	$265,177

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$23,352	$30,378
Accounts payable	52,796	45,372
Accrued liabilities	29,993	29,272
Deferred revenue	6,974	6,076
Other current liabilities	3,651	2,230

Total current liabilities	116,766	113,328
Convertible notes	23,000	23,000
Other long-term liabilities	7,029	6,694
Minority interest	5,192	5,151
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 126,590 shares in 2006 and 105,849 shares in 2005
Outstanding — 125,237 shares in 2006 and 104,496 shares in 2005	213	177
Additional paid-in capital	1,230,458	1,156,209
Accumulated deficit	(1,037,517)	(1,031,409)
Treasury stock — 1,353 shares in 2006 and 2005	(1,352)	(1,352)
Accumulated other comprehensive loss	(2,837)	(6,621)

Total stockholders’ equity	188,965	117,004

	$340,952	$265,177

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the nine months ended September 30:	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,108)	$(13,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,064	5,543
Share-based compensation expense	2,476	162
Provision for doubtful accounts	582	578
Deferred income taxes	—	1,604
Gain on disposition of property and equipment	(80)	(6)
Gain on sale of equity method investment	(50)	—
Minority interests’ share of income	42	19
Impairment of goodwill	52	—
Changes in operating assets and liabilities:
Time deposits	704	325
Accounts receivable	9,362	(1,108)
Inventories	(26,387)	(10,358)
Other assets	(3,232)	(1,724)
Accounts payable	5,307	3,934
Accrued liabilities	(174)	(1,009)
Deferred revenue	668	833
Other current liabilities	853	1,920

Net cash used in operating activities	(11,921)	(13,011)

Cash flows from investing activities:
Purchases of property and equipment	(3,891)	(2,296)
Proceeds from sale of property and equipment	100	56
Proceeds from sale of equity method investment	114	—
Proceeds from maturity (purchase) of investments	(34,809)	5,099
Purchase of minority interest	(50)	(90)

Net cash provided by (used in) investing activities	(38,536)	2,769

Cash flows from financing activities:
Net proceeds from issuance of common stock	71,810	543
Borrowings on short-term obligations	78,475	42,472
Payments on short-term obligations	(87,346)	(40,430)
Borrowings on long-term obligations	—	593
Payments on long-term obligations	(234)	(65)
Other long-term liabilities	609	1,221

Net cash provided by financing activities	63,314	4,334

Effect of exchange rate changes on cash and cash equivalents	336	(1,232)

Net increase (decrease) in cash and cash equivalents	13,193	(7,140)

Cash and cash equivalents, beginning of period	67,984	77,226

Cash and cash equivalents, end of period	$81,177	$70,086

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
September 30, 2006
1.	Earnings (Loss) Per Share and Stockholders’ Equity
     Earnings (Loss) Per Share
          Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and warrants and the shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”).
          Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce taxes payable are assumed to be used to repurchase shares.
          For the three months ended September 30, 2006, the 1.2 million share difference between the basic and diluted weighted average shares outstanding related to the dilutive effect of stock options and warrants under the treasury stock method. Outstanding stock options and warrants to purchase 6.3 million and 11.7 million shares as of September 30, 2006 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2006, respectively, and outstanding stock options and warrants to purchase 10.7 million shares as of September 30, 2005 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2006 because such stock options and warrants were considered anti-dilutive. Shares associated with the 2003 Notes were not included in the computation of diluted loss per share as they were anti-dilutive.
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
          Effective January 1, 2006, MRV adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to MRV’s employees and directors including employee stock option awards based on estimated fair values. MRV previously applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.”

     Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
          Prior to the adoption of SFAS No. 123(R), MRV provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” For the nine months ended September 30, 2005, MRV recorded $162,000 of share-based compensation expense, under SFAS No. 123, for the issuance of 100,000 shares to employees. No additional share-based compensation expense was reflected in MRV’s results of operations for the three and nine month periods ended September 30, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.
          The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2005

Net loss, as reported	$(3,144)	$(13,724)
Add: SFAS No. 123 based compensation expense included in reported net loss	—	162
Deduct: Total SFAS No. 123 based compensation expense determined under fair value method for all awards	(1,005)	(5,382)

Net loss, pro forma	$(4,149)	$(18,944)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.03)	$(0.13)
Basic and diluted net loss per share – pro forma	$(0.04)	$(0.18)
     Impact of the Adoption of SFAS No. 123(R)
          MRV adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and nine month periods ended September 30, 2006, MRV recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, MRV has continued to recognize compensation expense using the straight-line amortization method. For share-based awards granted on and after January 1, 2006, MRV has recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards, MRV has also recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures. The impact on MRV’s results of operations of recording share-based compensation under SFAS No. 123(R), rather than had it continued to account for share-based compensation under APB No. 25, for the three and nine month periods ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2006

Cost of goods sold	$83	$231
Product development and engineering	190	579
Selling, general and administrative	589	1,666

Total share-based compensation expense	$862	$2,476

Impact on:
Income (loss) before taxes	$(862)	$(2,476)
Net income (loss)	(862)	(2,476)
Basic and diluted net income (loss) per share	$(0.01)	$(0.02)
          The weighted average grant date fair value of awards, as determined under SFAS No. 123(R), granted during the three and nine month periods ended September 30, 2006 was $1.49 and $1.60 per share, respectively. The total fair value of shares vested during the three and nine month periods ended September 30, 2006 was $596,000 and $2.3 million, respectively. For the three and nine months ended September 30, 2006, the windfall tax benefit realized from exercised stock options and similar awards was immaterial. As of September 30, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $6.4 million which is expected to be amortized over a weighted-average period of 2.6 years.
     Valuation Assumptions
          As of September 30, 2006 and 2005, the fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for determining the fair value of options granted:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Risk-free interest rate	4.7%	4.1%	4.8%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	80.5%	70.1%	81.5%	65.6%
Expected life	3.7 yrs	4.0 yrs	3.2 yrs	4.0 yrs
          The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. MRV has used historical volatility to derive the expected volatility assumption, since sufficient implied volatility data was not available and future volatility is expected to approximate historical volatility.

     Share-Based Payment Award Activity
          The following table summarizes equity share-based payment award activity for the nine month period ended September 30, 2006:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in 000’s)		(in years)	(in 000’s)
Outstanding, beginning of period	11,433	$3.18
Granted	2,265	$2.96
Exercised	(883)	$2.20
Cancelled and forfeited	(1,108)	$4.62

Outstanding, end of period	11,707	$3.07	7.1	$6,390

Vested & Expected to Vest, end of period	11,192	$3.09	7.0	$6,191

Exercisable, end of period	5,929	$3.46	5.5	$4,237
          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $2.76 at September 30, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.
          The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$63	$51	$1,514	$356
Cash received from stock options exercised	43	44	1,943	543
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

          Business segment revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Networking group	$68,524	$54,107	$190,282	$158,973
Optical components group	23,187	12,474	67,221	36,141
Development stage enterprise group	—	—	—	—

	91,711	66,581	257,503	195,114
Intersegment adjustment	(2,095)	(706)	(3,660)	(2,585)

Total	$89,616	$65,875	$253,843	$192,529

          Revenues by groups of similar products were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Network equipment	$28,519	$21,676	$72,594	$62,555
Network integration	40,001	32,431	117,681	96,410
Fiber optic components	21,096	11,768	63,568	33,564

Total	$89,616	$65,875	$253,843	$192,529

          Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution. Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution. Fiber optic components revenue primarily consists fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs, that are not sold as part of MRV’s network equipment or network integration solutions.
          For the three and nine months ended September 30, 2006, MRV had one customer that accounted for 12% and 13% of revenues, respectively. For the three and nine months ended September 30, 2005, MRV had no single customer that accounted for 10% or more of revenues. As of September 30, 2006 and December 31, 2005, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
          Revenues by geographical region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Americas	$28,277	$18,910	$84,776	$52,011
Europe	52,787	43,827	154,170	130,739
Asia Pacific	8,445	3,031	14,685	9,266
Other regions	107	107	212	513

Total	$89,616	$65,875	$253,843	$192,529

          Long-lived assets, consisting of property and equipment, by geographical region were as follows (in thousands):

	Sep. 30,	Dec. 31,
At:	2006	2005

Americas	$3,347	$2,013
Europe	6,927	6,639
Asia Pacific	3,768	5,413
Other regions	—	—

Total	$14,042	$14,065

          Business segment operating income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Networking group	$279	$2,062	$(2,115)	$1,407
Optical components group	455	(3,804)	(190)	(8,273)
Development stage enterprise group	(404)	(435)	(1,090)	(1,312)

	330	(2,177)	(3,395)	(8,178)
Intersegment adjustment	2	—	(20)	—

Total	$332	$(2,177)	$(3,415)	$(8,178)

          Income (loss) before provision for income taxes was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Domestic	$(2,618)	$(5,473)	$(12,675)	$(13,001)
Foreign	3,777	3,646	9,964	3,388

Total	$1,159	$(1,827)	$(2,711)	$(9,613)

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

          The original cost of MRV’s marketable securities approximated fair market value and consisted of the following security types (in thousands):

	Sep. 30,	Dec. 31,
At:	2006	2005

Government issues	$15,966	$—
Corporate issues	18,843	—

Total	$34,809	$—

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
          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	Sep. 30,	Dec. 31,
At:	2006	2005

Raw materials	$13,050	$8,471
Work-in process	20,381	9,682
Finished goods	36,968	24,063

Total	$70,399	$42,216

6.	Goodwill and Other Intangibles
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
          The following table summarizes the changes in carrying value of goodwill during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Beginning balance (1)	$35,215	$34,155	$33,656	$37,747
Purchase of Minority Interest	—	—	39	90
Impairment	—	—	(52)	—
Foreign currency translation	36	15	1,608	(3,667)

Total	$35,251	$34,170	$35,251	$34,170

(1)	Reclassified to conform with 2006 presentation.

7.	Restructuring Costs
          During the second quarter of 2001, LuminentOIC’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $239,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.
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
          The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of September 30, 2006 and 2005, MRV’s product warranty liability recorded in accrued liabilities was $2.0 million and $2.5 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Beginning balance	$2,101	$2,495	$2,328	$2,456
Cost of warranty claims	(290)	(379)	(616)	(1,257)
Accruals for product warranties	220	387	319	1,304

Total	$2,031	$2,503	$2,031	$2,503

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

9.	Comprehensive Income (Loss)
          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Net income (loss)	$216	$(3,144)	$(6,108)	$(13,724)
Unrealized gain (loss) from available-for-sale securities	7	—	4	(7)
Foreign currency translation	(105)	(1,274)	3,780	(9,624)

Total	$118	$(4,418)	$(2,324)	$(23,355)

10.	Derivative Financial Instruments
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
          Foreign Exchange Contracts. Certain foreign offices of the Company enter into foreign exchange contracts to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of September 30, 2006, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.
          Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of September 30, 2006 the Company had two interest rate swap contracts maturing in 2007 and 2008. Unrealized gains on these interest rate swaps for the three and nine months ended September 30, 2006 were $50,000 and $133,000, respectively, and unrealized losses for the three and nine months ended September 30, 2005 were $28,000 and $746,000, respectively, which have been recorded in interest expense. The fair value and the carrying value of these interest rate swaps were $801,000 and $882,000 at September 30, 2006 and December 31, 2005, respectively, and were recorded in other long-term liabilities.
11.	Supplemental Statement of Cash Flow Information (in thousands)

For the nine months ended September 30:	2006	2005

Cash paid during the period for interest	$2,372	$2,273
Cash paid during the period for taxes	$1,955	$2,913

12.	Recently Issued Accounting Pronouncements
          In November 2005, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2005. The adoption of this pronouncement on January 1, 2006, did not have a material effect on MRV’s financial condition, its results of operations or liquidity.
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
          MRV adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of 2006. In accordance with that transition method, MRV has not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). MRV has selected the Black-Scholes option-pricing model as an appropriate method for determining the estimated fair value of all the Company’s awards as required by SFAS No. 123(R). Compensation expense for all share-based equity awards are being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123(R) had a material impact on MRV’s condensed consolidated financial statements for the three and nine months ended September 30, 2006, and is expected to continue to materially impact MRV’s financial statements in the foreseeable future. See Note 2, “Share-Based Compensation” for more information on the impact of the new standard.
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

          In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. MRV is currently evaluating whether the adoption of FIN 48 will have a material effect on its financial condition, its results of operations or liquidity.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. MRV is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, its results of operations or liquidity.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. MRV is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, its results of operations or liquidity.
          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial condition, its results of operations or liquidity.
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

          We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statement of Operations data below operating income (loss). The networking and optical components groups account for virtually all of our overall revenue.
          Our business involves reliance on foreign-based entities. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the nine months ended September 30, 2006 and 2005, foreign revenues constituted 67% and 73%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
Currency Rate Fluctuations
          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. At September 30, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2005. We incurred approximately 42% of our operating expenses in currencies other than the U.S. dollar for the nine months ended September 30, 2006. In general, these currencies were weaker against the U.S. dollar for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, so revenues and expenses in these countries translated into less dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
          The following table sets forth, for the periods indicated, certain Statements of Operations data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Revenue (1)	100%	100%	100%	100%

Networking group	76	82	75	83
Optical components group	26	19	26	19

Gross margin (2)	32	30	32	33

Networking group	35	36	36	38
Optical components group	21	—	20	7

Operating costs and expenses (2)	32	33	33	37

Networking group	34	33	37	37
Optical components group	19	31	20	30
Development stage enterprise group	NM	NM	NM	NM

Operating income (loss) (2)	0	(3)	(1)	(4)

Networking group	0	4	(1)	1
Optical components group	2	(30)	0	(23)
Development stage enterprise group	NM	NM	NM	NM

NM – not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statements of Operations data express percentages as a percentage of revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the development stage enterprise group in 2006 or 2005.
          The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are the networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended September 30, 2006 (“2006”) Compared
To Three Months Ended September 30, 2005 (“2005”)
     Revenue
          The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended Sept. 30:	2006	2005	Change	Change	Currency (2)

Networking group	$68,524	$54,107	$14,417	27%	26%
Optical components group	23,187	12,474	10,713	86	91
Development stage enterprise group	—	—	—	—	—

	91,711	66,581	25,130	38	38
Adjustments (1)	(2,095)	(706)	(1,389)	NM	NM

Total	$89,616	$65,875	$23,741	36%	36%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Revenues for 2006 increased $23.7 million, or 36%, to $89.6 million from $65.9 million for 2005. Geographically, revenues in the Americas increased $9.4 million, or 50%, to $28.3 million for 2006 from $18.9 million for 2005, which was largely due to shipments of our fiber optic components for FTTP deployments. Revenues in Europe increased $9.0 million, or 20%, to $52.8 million for 2006 from $43.8 million in 2005, which was primarily a result of increased revenue from our network integration and distribution activities in Italy. Revenues in Asia Pacific increased $5.4 million, or 179%, to $8.4 million for 2006 from $3.0 million for 2005, primarily because of a large order shipped to a tier-one customer in Japan for MRV’s optical transport products. Foreign currency fluctuations did not have a significant impact on the year-over-year change in our reported revenues.
          Networking Group. Our networking group provides two distinct groups of similar products and services: network equipment and network integration. Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution. Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution. Revenues, including intersegment revenues, generated from our networking group increased $14.4 million, or 27%, to $68.5 million for 2006 as compared to $54.1 million for 2005. External network equipment revenues increased $6.8 million, or 32%, to $28.5 million for 2006 from $21.7 million for 2005, which was primarily because of a large order shipped to a tier-one customer in Japan for MRV’s optical transport products. External network integration revenues increased $7.6 million, or 23%, to $40.0 million for 2006 from $32.4 million for 2005, which was due primarily to increased revenue from our network integration and distribution activities in Italy. Foreign currency fluctuations did not have a significant impact on the year-over-year change in our reported revenues.

          Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs that primarily consist of products manufactured by our wholly owned subsidiary, LuminentOIC. Revenues, including intersegment revenue, generated from our optical components group increased $10.7 million, or 86%, to $23.2 million for 2006 as compared to $12.5 million for 2005. Approximately 66% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2006 totaled approximately $15.2 million, compared to $7.4 million for 2005. Recent announcements suggest that FTTP deployments in North America made services available to approximately three million homes through 2005 and that continuing deployments are expected to make FTTP services available to at least an additional three million residences by the end of 2006 and a total of more than twenty million homes by 2010; however, the number of actual residential homes subscribing to such services is expected to be a fraction of the total deployments. We expect sales of FTTP products to continue to grow for the remainder of 2006 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. The effect of currency fluctuations did not have a significant impact on the year-over-year change in revenue.
          Development Stage Enterprise Group. No revenues were generated by this group for 2006 and 2005.
     Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended Sept. 30:	2006	2005	Change	Change	Currency (2)

Networking group	$23,792	$19,711	$4,081	21%	20%
Optical components group	4,860	7	4,853	NM	NM
Development stage enterprise group	—	—	—	—	—

	28,652	19,718	8,934	45	46
Adjustments (1)	2	—	2	NM	NM

Total	$28,654	$19,718	$8,936	45%	46%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          Gross profit increased $8.9 million, or 45%, to $28.7 million for 2006 from $19.7 million for 2005. Our gross margin increased to 32% for 2006, as compared to 30% for 2005. The increase in gross margin was primarily from the higher margins on fiber optic components which resulted from the efficiencies generated by higher volume manufacturing coupled with our transition of that volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, which we expect to continue to result in savings in direct labor costs in connection with manufacturing. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $83,000 for the recognition of share-based compensation expense in 2006.
          Networking Group. Gross profit for our networking group was $23.8 million for 2006 compared to $19.7 million for 2005, an increase of $4.1 million. Gross margins decreased to 35%, as compared to 36% for 2005. The decrease in gross margins in 2006 was the result of differences in the composition of the products we sold in each period. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $24,000 for the recognition of share-based compensation expense in 2006.
          Optical Components Group. Gross profit for 2006 was $4.9 million, compared to $7,000 for 2005, an increase of $4.9 million. Our optical components group gross margin increased to 21% for 2006, as compared to gross margin of 0% for 2005. The increase in gross margin in 2006 was primarily the result of increased revenue coupled with our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, which we expect to continue to result in savings in direct labor costs in connection with manufacturing. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $59,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2006 and 2005.
     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended Sept. 30:	2006	2005	Change	Change	Currency (1)

Networking group	$23,513	$17,649	$5,864	33%	33%
Optical components group	4,405	3,811	594	16	17
Development stage enterprise group	404	435	(31)	(7)	(7)

Total	$28,322	$21,895	$6,427	29%	29%

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Operating costs and expenses were $28.3 million, or 32% of revenues, for 2006, compared to $21.9 million, or 33% of revenues, for 2005. Operating costs and expenses increased $6.4 million in 2006 compared to 2005. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $190,000 and selling, general and administrative expenses by $589,000 for the recognition of share-based compensation expense in 2006.

          Networking Group. Operating costs and expenses for 2006 were $23.5 million, or 34% of revenues, compared to $17.6 million, or 33% of revenues, for 2005. Operating costs and expenses increased $5.9 million, or 33%, in 2006 compared to 2005. The increase in operating costs and expenses was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $114,000 and selling, general and administrative expenses by $484,000 for the recognition of share-based compensation expense in 2006.
          Optical Components Group. Operating costs and expenses for 2006 were $4.4 million, or 19% of revenues, compared to $3.8 million, or 31% of revenues, for 2005. Operating costs and expenses increased $594,000, or 16%, in 2006 compared to 2005. Operating costs and expenses increased across all expense categories, but decreased significantly as a percentage of revenue, which benefited from the increased sales volume, particularly from FTTP products. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $76,000 and selling, general and administrative expenses by $105,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. Operating costs and expenses for 2006 were $404,000, compared to $435,000 for 2005. Operating costs and expenses decreased $31,000, or 7%, in 2006 compared to 2005. We attribute the decrease in operating costs and expenses to our cost saving efforts to align these costs with current development activities.
     Operating Income (Loss)
          The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended Sept. 30:	2006	2005	Change	Change	Currency (2)

Networking group	$279	$2,062	$(1,783)	(87)%	(87)%
Optical components group	455	(3,804)	4,259	(112)	(114)
Development stage enterprise group	(404)	(435)	31	(7)	(7)

	330	(2,177)	2,507	(115)	(118)
Adjustments (1)	2	—	2	NM	NM

Total	$332	$(2,177)	$2,509	(115)%	(118)%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).
          (2) Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          We reported operating income of $332,000, or 0% of revenues, for 2006 compared to an operating loss of $2.2 million, or 3% of revenues, for 2005, an improvement in our results of $2.5 million in 2006 compared to 2005. This improvement in our results was primarily the result of the increase in our gross profit and the decrease of operating expenses as a percentage of revenue. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating income (loss). In 2006, our operating income was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which decreased our operating income by $862,000 for the recognition of share-based compensation expense.
          Networking Group. Our networking group reported operating income totaling $279,000 for 2006, compared to $2.1 million for 2005, a decrease of $1.8 million. This decrease was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense of $622,000, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating income.
          Optical Components Group. Our optical components group reported operating income of $455,000, or 2% of revenues, for 2006, compared to an operating loss of $3.8 million, or 30% of revenues, for 2005. Our operating loss improved $4.3 million, or 112%, in 2006 compared to 2005. The improvement in our operating income (loss) was the result of the increased gross profit, partially offset by the increase in operating costs and expenses,. Our operating income (loss) was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which decreased our operating income by $240,000 for the recognition of share-based compensation expense in 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating income (loss).
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $404,000 for 2006 as compared to $435,000 for 2005. Our operating loss improved $31,000, or 7%, in 2006 compared to 2005. The improvement was the result of a reduction in spending for operating costs and expenses.
     Interest Expense and Other Income, Net
          Interest expense was $819,000 and $767,000 million for 2006 and 2005, respectively. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $1.4 million and $554,000 for 2006 and 2005, respectively, an increase of $886,000, or 160%. The increase in interest income was a result of higher yields on investments in 2006 compared to 2005 and incremental interest on the $69.9 million proceeds from the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors, which was completed in March 2006. Realized income on foreign currency transactions were $169,000 and $592,000 in 2006 and 2005, respectively, a decrease of $423,000.
     Provision for Taxes
          The provision for income taxes for 2006 was $943,000 as compared to $1.3 million for 2005. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

Nine Months Ended September 30, 2006 (“2006”) Compared
To Nine Months Ended September 30, 2005 (“2005”)
     Revenue
          The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the nine months ended Sept. 30:	2006	2005	Change	Change	Currency (2)

Networking group	$190,282	$158,973	$31,309	20%	23%
Optical components group	67,221	36,141	31,080	86	90
Development stage enterprise group	—	—	—	—	—

	257,503	195,114	62,389	32	35
Adjustments (1)	(3,660)	(2,585)	(1,075)	NM	NM

Total	$253,843	$192,529	$61,314	32%	35%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Revenues for 2006 increased $61.3 million, or 32%, to $253.8 million from $192.5 million for 2005. Geographically, revenues in the Americas increased $32.8 million, or 63%, to $84.8 million for 2006 from $52.0 million for 2005, which was largely a consequence of shipments of our fiber optic components for FTTP deployments. Revenues in Europe increased $23.4 million, or 18%, to $154.2 million for 2006 from $130.7 million in 2005, which was primarily a result of increased revenue from our network integration and distribution activities in Italy. Revenues in Asia Pacific increased $5.4 million, or 58%, to $14.7 million for 2006 from $9.3 million for 2005, primarily from a large order shipped to a tier-one customer in Japan for MRV’s optical transport products. Foreign currency fluctuations had the effect of reducing the revenue increase by $6.7 million year-over-year on a constant currency basis.
          Networking Group. Revenues, including intersegment revenues, generated from our networking group increased $31.3 million, or 20%, to $190.3 million for 2006 as compared to $159.0 million for 2005. External network equipment revenues increased $10.0 million, or 16%, to $72.6 million for 2006 from $62.6 million for 2005, which was a consequence of a large order shipped to a tier-one customer in Japan for MRV’s optical transport products and the contributions of our expanded North American sales organization. External network integration revenues increased $21.3 million, or 22%, to $117.7 million for 2006 from $96.4 million for 2005, which was due primarily to increased revenue from our network integration and distribution activities in Italy. Foreign currency fluctuations had the effect of reducing the revenue increase by $5.4 million year-over-year on a constant currency basis.
          Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $31.1 million, or 86%, to $67.2 million for 2006 as compared to $36.1 million for 2005. Approximately 66% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. Shipments of FTTP products for 2006 totaled approximately $44.5 million, compared to $20.6 million for 2005. Foreign currency fluctuations had the effect of reducing the revenue increase by $1.3 million year-over-year on a constant currency basis.
          Development Stage Enterprise Group. No revenues were generated by this group for 2006 and 2005.

     Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the nine months ended Sept. 30:	2006	2005	Change	Change	Currency (2)

Networking group	$67,722	$60,412	$7,310	12%	15%
Optical components group	13,520	2,703	10,817	400	409
Development stage enterprise group	—	—	—	—	—

	81,242	63,115	18,127	29	32
Adjustments (1)	(20)	—	(20)	NM	NM

Total	$81,222	$63,115	$18,107	29%	32%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Gross profit increased $18.1 million, or 29%, to $81.2 million for 2006 from $63.1 million for 2005. Our gross margin decreased to 32% for 2006, as compared to 33% for 2005. While MRV benefited from margin increases for optical components from efficiencies generated by higher volume manufacturing during 2006 coupled with our transition of that volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, such increases were offset, and our gross margin decreased primarily from the increase in sales of fiber optic components that yield lower gross margins than the company-wide average for all of our products. Foreign currency fluctuations had the effect of reducing the gross profit increase by $2.0 million year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $231,000 for the recognition of share-based compensation expense in 2006.
          Networking Group. Gross profit for our networking group was $67.7 million for 2006 compared to $60.4 million for 2005, an increase of $7.3 million. Gross margin decreased to 36%, as compared to 38% for 2005. The decrease in gross margin in 2006 was the result of differences in the composition of the products we sold in each period. Foreign currency fluctuations had the effect of reducing the gross profit increase by $1.7 million year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $72,000 for the recognition of share-based compensation expense in 2006.
          Optical Components Group. Gross profit for 2006 was $13.5 million, compared to $2.7 million for 2005, an increase of $10.8 million. Our optical components group gross margin increased to 20% for 2006, as compared to gross margin of 7% for 2005. The increase in gross margin in 2006 was primarily the result of increased revenue coupled with our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, which we expect to continue to result in savings in direct labor costs in connection with manufacturing. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. Foreign currency fluctuations had the effect of reducing the gross profit increase by $247,000 year-over-year on a constant currency basis. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $159,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2006 and 2005.

     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the nine months ended Sept. 30:	2006	2005	Change	Change	Currency (1)

Networking group	$69,837	$59,005	$10,832	18%	21%
Optical components group	13,710	10,976	2,734	25	26
Development stage enterprise group	1,090	1,312	(222)	(17)	(17)

Total	$84,637	$71,293	$13,344	19%	21%

(1)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Operating costs and expenses were $84.6 million, or 33% of revenues, for 2006, compared to $71.3 million, or 37% of revenues, for 2005. Operating costs and expenses increased $13.3 million in 2006 compared to 2005, but was down as a percentage of total revenue because of the increase in optical components revenue. Foreign currency fluctuations had the effect of reducing the increase in operating costs and expenses by $1.4 million year-over-year on a constant currency basis. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $579,000 and selling, general and administrative expenses by $1.7 million for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 recorded in selling, general and administrative expenses for 2005.
          Networking Group. Operating costs and expenses for 2006 were $69.8 million, or 37% of revenues, compared to $59.0 million, or 37% of revenues, for 2005. Operating costs and expenses increased $10.8 million, or 18%, in 2006 compared to 2005. The increase in operating costs and expenses was the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense. Foreign currency fluctuations had the effect of reducing the increase in operating costs and expenses by $1.3 million year-over-year on a constant currency basis. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $352,000 and selling, general and administrative expenses by $1.4 million for the recognition of share-based compensation expense in 2006 compared to $162,000 of share-based compensation under SFAS No. 123 recorded in selling, general and administrative expenses for 2005.
          Optical Components Group. Operating costs and expenses for 2006 were $13.7 million, or 20% of revenues, compared to $11.0 million, or 30% of revenues, for 2005. Operating costs and expenses increased $2.7 million, or 25%, in 2006 compared to 2005. Operating costs and expenses increased across all expense categories, but decreased significantly as a percentage of revenue because of increased sales volume, particularly from FTTP products. Foreign currency fluctuations had the effect of reducing the increase in operating costs and expenses by $111,000 year-over-year on a constant currency basis. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $227,000 and selling, general and administrative expenses by $315,000 for the recognition of share-based compensation expense in 2006.
          Development Stage Enterprise Group. Operating costs and expenses for 2006 were $1.1 million, compared to $1.3 million for 2005. Operating costs and expenses decreased $222,000, or 17%, in 2006 compared to 2005. We attribute the decrease in operating costs and expenses to our cost saving efforts to align these costs with current development activities.

     Operating Income (Loss)
          The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the nine months ended Sept. 30:	2006	2005	Change	Change	Currency (2)

Networking group	$(2,115)	$1,407	$(3,522)	(250)%	(219)%
Optical components group	(190)	(8,273)	8,083	(98)	(99)
Development stage enterprise group	(1,090)	(1,312)	222	(17)	(17)

	(3,395)	(8,178)	4,783	(58)	(65)
Adjustments (1)	(20)	—	(20)	NM	NM

Total	$(3,415)	$(8,178)	$4,763	(58)%	(65)%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          We reported an operating loss of $3.4 million, or 1% of revenues, for 2006 compared to $8.2 million, or 4% of revenues, for 2005, an improvement in our results of $4.8 million in 2006 compared to 2005. This improvement in our results was primarily the result of the increase in our gross profit and the decrease of operating expenses as a percentage of revenue. Foreign currency fluctuations had the effect of reducing the decrease in our operating loss by $574,000 year-over-year on a constant currency basis. In 2006, our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased our operating loss by $2.5 million for the recognition of share-based compensation expense compared to $162,000 of share-based compensation under SFAS No. 123 recorded in 2005.
          Networking Group. Our networking group reported an operating loss of $2.1 million for 2006, compared to operating income of $1.4 million for 2005, a decrease of $3.5 million. This decrease was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense of $1.8 million, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006 compared to $162,000 of share-based compensation under SFAS No. 123 recorded in 2005. Foreign currency fluctuations had the effect of reducing the decrease in our operating loss by $435,000 year-over-year on a constant currency basis.
          Optical Components Group. Our optical components group reported an operating loss of $190,000, or 0% of revenues, for 2006, compared to an operating loss of $8.3 million, or 23% of revenues, for 2005. Our operating loss improved $8.1 million, or 98%, in 2006 compared to 2005. The improvement in our operating loss was the result of the increased gross profit, partially offset by the increase in operating costs and expenses. Our operating income (loss) was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which decreased our operating income by $701,000 for the recognition of share-based compensation expense in 2006. Foreign currency fluctuations had the effect of reducing the decrease in our operating loss by $138,000 year-over-year on a constant currency basis.
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.1 million for 2006 as compared to $1.3 million for 2005. Our operating loss improved $222,000, or 17%, in 2006 compared to 2005. The improvement was the result of a reduction in spending for operating costs and expenses.

     Interest Expense and Other Income, Net
          Interest expense was $2.6 million and $3.3 million for 2006 and 2005, respectively. Interest expense decreased in 2006 primarily from fluctuations in the fair value of certain interest rate swaps utilized by one of our foreign offices. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $3.5 million and $1.4 million for 2006 and 2005, respectively, an increase of $2.1 million, or 153%. The increase in interest income was the result of higher yields on investments in 2006 compared to 2005 and incremental interest on the $69.9 million proceeds from the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors, which was completed in March 2006. Realized income (loss) on foreign currency transactions were $(357,000) and $104,000 in 2006 and 2005, respectively, a decrease of $461,000.
     Provision for Taxes
          The provision for income taxes for 2006 was $3.4 million, compared to $4.1 million for 2005. The decrease in tax expense in 2006 versus 2005 was primarily from the additional valuation allowance recognized against certain deferred income tax assets associated with foreign jurisdictions in 2005. The decrease was partially offset by an increase in the amount of income generated in certain of the various jurisdictions where we conduct operations and pay income tax.
Recently Issued Accounting Standards
          For a discussion of recently issued accounting standards relevant to our financial performance, see Note 12 of Notes to Financial Statements included elsewhere in this report.

Liquidity and Capital Resources
          We had cash and cash equivalents of $81.2 million as of September 30, 2006, an increase of $13.2 million from the cash and cash equivalents of $68.0 million we had as of December 31, 2005. The increase in cash and cash equivalents was primarily the result of the net proceeds we received from the issuance and sale of our common stock in a private placement to institutional investors that we completed in March 2006. The increase in cash and cash equivalents was partially offset by our purchase of marketable securities, cash we used in our operations, the timing of cash collections from customers, cash we used to procure necessary raw materials and components to build our inventories for products we expect to ship in the future, cash we used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (dollars in thousands):

	September 30,	December 31,
At:	2006	2005

Cash
Cash and cash equivalents	$81,177	$67,984
Short-term marketable securities	34,809	—
Time deposits	773	1,475

	116,759	69,459
Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations (1)	23,352	30,378
Long-term debt	120	284

	46,472	53,662

Excess cash versus debt	$70,287	$15,797

Ratio of cash versus debt (2)	2.5:1	1.3:1

(1)	Includes current maturities of long-term debt.

(2)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.
     Working Capital
          Working capital means the difference between current assets and current liabilities at particular points in time. The following table illustrates our working capital position (dollars in thousands):

	September 30,	December 31,
At:	2006	2005

Current assets	$286,918	$212,842
Current liabilities	116,766	113,328

Working capital	$170,152	$99,514

Current ratio (1)	2.5:1	1.9:1

(1)	Determined by dividing total “current assets” by total “current liabilities,” in each case as reflected in the table.

          Current assets increased $74.1 million due primarily to increases in cash and cash equivalents, short-term marketable securities and inventories, partially offset by decreases in accounts receivables. The increase in cash and cash equivalents and short-term marketable securities was primarily the result of the net proceeds from our March 2006 private placement of our common stock. Fluctuations in current assets typically result from the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
          Current liabilities increased $3.4 million due primarily to the increase in accounts payable and other current liabilities, partially offset by the decrease in short-term obligations. Fluctuations in current liabilities typically result from the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred revenue, income tax liabilities and the effects of changes in foreign currencies.
     Cash Flow
          The following table sets forth, for the periods indicated, certain cash flow data from our Statements of Cash Flows (dollars in thousands):

For the nine months ended September 30:	2006	2005

Net cash provided by (used in):
Operating activities	$(11,921)	$(13,011)
Investing activities	(38,536)	2,769
Financing activities	63,314	4,334
Effect of exchange rate changes on cash and cash equivalents	336	(1,232)

Net change in cash and cash equivalents	$13,193	$(7,140)

          Cash Flows Related to Operating Activities. Cash used in operating activities was $11.9 million for the nine months ended September 30, 2006, compared to cash used in operating activities of $13.0 million for same period last year. Cash used in operating activities was a result of our net loss of $6.1 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes and gains on the disposition of fixed assets. In 2006, decreases in accounts receivable and increases in accounts payable positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in inventories and other assets. The decrease in accounts receivable resulted from the timing of customer payments and collection efforts. The increase in inventories was primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable were the result of the timing of payments to our vendors. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
          Cash Flows Related to Investing Activities. Cash used in investing activities was $38.5 million for the nine months ended September 30, 2006, compared to cash provided by investing activities totaling $2.8 million for the same period last year. Cash used in investing activities for 2006 was primarily the result of capital expenditures and the purchase of short-term marketable securities. As of September 30, 2006, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturity of short-term and long-term marketable securities, partially offset by cash used for capital expenditures.

          Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $63.3 million for the nine months ended September 30, 2006, as compared to cash flows provided by financing activities of $4.3 million for the same period last year. Cash provided by financing activities was primarily the result of net proceeds from our issuance of common stock, the exercise of employee stock options, and changes in other long-term liabilities, partially offset by net payments on short-term and long-term obligations. Cash flows provided by financing activities for the prior period represent the net proceeds from the exercise of employee stock options, changes in other long-term liabilities, and net cash received on short-term borrowings.
          In March 2006, we completed a private placement of approximately 19.9 million shares of our common stock at $3.75 per share for gross proceeds of approximately $74.5 million with a group of institutional investors. The net proceeds to us were approximately $69.9 million. The net proceeds will be used for working capital, general corporate purposes and in efforts to support our recent growth in revenues. We may also use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in technologies, products or services that complement our business.
     Off-Balance Sheet Arrangements
          We do not have transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engaged in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financials.
     Contractual Cash Obligations
          The following table illustrates our total contractual cash obligations as of September 30, 2006 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$23,080	$23,080	$—	$—	$—
Long-term debt	392	272	120	—	—
5% convertible notes due June 2008	23,000	—	23,000	—	—
Unconditional purchase obligations	11,493	7,883	2,621	—	989
Operating leases	26,663	6,075	8,432	5,620	6,536

Total contractual cash obligations	$84,628	$37,310	$34,173	$5,620	$7,525

          Our total contractual cash obligations as of September 30, 2006, were $84.6 million, of which, $37.3 million are due by September 30, 2007. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due in June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.

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
          Our operating results could fluctuate significantly from quarter-to-quarter. Our operating results for a particular quarter are extremely difficult to predict. Our revenue and operating results could fluctuate substantially from quarter-to-quarter and from year-to-year. This could result from any one or a combination of factors such as:
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
          The long sales cycles for our products may cause revenues and operating results to vary from quarter-to-quarter, which could cause volatility in our stock price. The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of, depending on the products, many months or more. In addition, some of our customers require that our products be subjected to lifetime and reliability testing, which also can take months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Even after acceptance of orders, our customers often change the scheduled delivery dates of their orders. Because of the evolving nature of the optical networking and network infrastructure markets, we cannot predict the length of these sales, development or delivery cycles. As a result, these long sales cycles may cause our net sales and operating results to vary significantly and unexpectedly from quarter-to-quarter, which could cause volatility in our stock price.
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
          Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and ongoing military action in the Middle East. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, from these uncertainties, we are subject to:
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
          We may lose sales if suppliers of other critical components fail to meet our needs. Our companies currently purchase several key components used in the manufacture of our products from single or limited sources. We depend on these sources to meet our needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products because of a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We have no long-term or short-term contracts for any of our components. As a result, a supplier can discontinue supplying components to us without penalty. If a supplier discontinued supplying a component, our business may be harmed by the resulting product manufacturing and delivery delays.
          We may suffer losses as a result of entering into fixed price contracts. From time to time we enter into contracts with certain customers where the price we charge for particular products is fixed. Although our estimated production costs for these products are used to compute the fixed price for sale, if our actual production cost exceeds the estimated production cost as a result of our inability to obtain needed components timely or at all or for other reasons, we may incur a loss on the sale. Sales of material amounts of products on a fixed price basis where we have not accurately predicted the production costs could have a material adverse effect on our results of operations.
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
          We are at risk of securities class action or other litigation that could result in substantial costs and divert management’s attention and resources. In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. As a result of the volatility and potential volatility of our stock price, we may be the target of securities litigation in the future. Securities or other litigation could result in substantial costs and divert management’s attention and resources.
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
          Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of September 30, 2006, through a foreign office, we had two interest rate swap contracts outstanding. The economic purpose of these interest rate swap contracts are utilized in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized gains on these interest swap contracts for the nine months ended September 30, 2006 were approximately $133,000 and unrealized losses for the nine months ended September 30, 2005 were approximately $746,000, and have been included in Interest expense in the accompanying statements of operations.
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
          Through certain foreign offices, and from time-to-time, we enter into foreign exchange contracts in an effort to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of September 30, 2006, we did not have any foreign exchange contracts outstanding.
          Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At September 30, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2005.
          We incurred approximately 42% of our operating expenses in currencies other than the U.S. dollar during the nine months ended September 30, 2006. In general, these currencies were weaker against the U.S. dollar for the nine months ended September 30, 2006 compared to the same period last year, so revenues and expenses in these countries translated into less dollars than they would have in 2005. For the first nine months of 2006, we had approximately:
•	$17.8 million of operating expenses that were settled in the euro;

•	$8.4 million of operating expenses that were settled in Swiss francs;

•	$5.0 million of operating expenses that were settled in Swedish krona; and

•	$4.1 million of operating expenses settled in the Taiwan dollar.
          Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the first nine months of 2006, our costs would have increased approximately:
•	$1.8 million related to expenses settled in euros;

•	$837,000 related to expenses settled in Swiss francs;

•	$498,000 in expenses settled in Swedish kronas; and

•	$413,000 in expenses settled in the Taiwan dollar.
          As of September 30, 2006, we held as part of our cash and cash equivalents $4.0 million of euros, $4.9 million of Swiss francs, $1.4 million of Swedish kronas and $1.3 million of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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
Changes in Internal Controls
          We are in the process of upgrading and replacing information systems used by two of our subsidiaries to accumulate, track and store financial and other data used in the preparation of their financial statements that are consolidated with our and our other subsidiaries financial statements. During the three months ended September 30, 2006, one of these subsidiaries began to upgrade the software information system that it utilizes in all aspects of its operations in Taiwan. During the same period, the other subsidiary began to use the new system with respect to certain aspects of its US operations that relate to fulfillment of orders from its US customers with products manufactured by the other subsidiary in Taiwan or by third-party contract manufacturers in China, all of which ship directly to our subsidiary’s customers, a process called drop-shipping. While this new system was placed on line in the latter half of the quarter ended September 30, 2006, it was operated in parallel with our subsidiaries’ legacy systems which continued to provide the financial and other data that our subsidiaries used in preparing their financial statements for the quarter ended September 30, 2006. We expect that our subsidiaries will begin relying on the new information systems exclusively in the fourth quarter of 2006 and that our US subsidiary will begin using the new system in connection with its business activities in addition to those involving drop-shipping from Asian manufacturers in early 2007.

          Except as described in the paragraph above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          During the years ended December 31, 2005, 2004 and 2003, our gross margins were 32%, 34% and 31%, respectively, of total revenue, 36%, 38% and 35%, respectively, on sales from our networking group and 11%, 14% and 8%, respectively, on sales from our optical components group. Our gross margins also fluctuate from quarter to quarter. During the three months ended September 30, 2006 and 2005, our gross margins were 32% and 30%, respectively, of total revenue, 35% and 36%, respectively, on sales from our networking group and 21% and 0%, respectively, on sales from our optical components group. These yearly and quarterly fluctuations in our margins have been affected, and may continue to be affected, by numerous factors, including:
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
          We reported losses for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003 and have not achieved profitability for a full year since 1997. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.
The Price of Our Shares May Continue to Be Highly Volatile.
          Historically, the market price of our shares has been extremely volatile. For example, during the three months ended September 30, 2006, the closing prices of our common stock as reported on the Nasdaq Global Market (formerly called the Nasdaq National Market) ranged from a high of $3.07 and a low of $2.25 per share, a 36% difference between the high and the low prices, and during the nine months ended September 30, 2006, the closing prices of our common stock as reported on the Nasdaq Global Market ranged from a high of $4.64 and a low of $2.05 per share, a 126% difference between the high and the low prices. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:
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

Sales of Substantial Amounts of Our Shares by Selling Stockholders Could Cause the Market Price of Our Shares to Decline.
          Under our registration statement that the SEC declared effective in June 2003, selling stockholders are offering for resale up to 9,913,914 shares of our common stock issuable upon conversion of our 2003 Notes. This represents approximately 7.9% of the outstanding shares of our common stock on October 15, 2006 (or 7.3% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes).
          Under our registration statement that the SEC declared effective in April 2006, selling stockholders are offering an additional 19,858,156 shares of our common stock. This represents approximately 15.9% of the outstanding shares of our common stock on October 15, 2006, and, when added to the shares being offered by the selling stockholders under our registration statement that the SEC declared effective in June 2003, approximately 23.8% of the outstanding shares of our common stock on October 15, 2006 (or 22.0% of the outstanding shares of our common stock on that date if pro forma effect were given on that date to the full conversion of the 2003 Notes).
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
          There has been a trend toward industry consolidation for several years. Examples of such consolidation in our industries during 2006 are the pending acquisition of Lucent Technologies Inc. by Alcatel, an acquisition approved by Lucent’s stockholders in September 2006 and which is expected by the parties to close before the end of 2006, and the July 2006 closing of the acquisition of privately-held TelCove, Inc., a provider of metropolitan and regional communications services, by Level 3 Communications, Inc. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete. This could have a material adverse effect on our business, operating results and financial condition.
We Face Risks from Our International Operations.
          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Nine Months
	Ended Sept. 30,		Year Ended December 31,
	2006	2005	2005	2004	2003

Percentage of total revenue from foreign sales	67%	73%	74%	77%	78%
          We have offices in, and conduct a significant portion of our operations in and from Israel. Similarly, some of our development stage enterprises are located in Israel. We are, therefore, influenced by the political and economic conditions affecting Israel. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. LuminentOIC has a minority interest in a large manufacturing facility in the People’s Republic of China in which it manufactures passive fiber optic components and both LuminentOIC and we make sales of our products in the People’s Republic of China. The ongoing political tension between Taiwan and the People’s Republic of China could eventually lead to hostilities. Risks we face from international sales and the use of overseas manufacturing include:
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
          The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, through December 31, 2005 we benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar in relation to the currencies in which these sales have been made. During the nine months ended September 30, 2006, this trend reversed, with the U.S. dollar becoming stronger against currencies of other countries in which we have done business than they were at December 31, 2005, resulting in increased operating expenses during the quarter when such currencies were translated into U.S. dollars and adversely affecting our operating results for the period. If this trend continues, our operating expenses will continue to increase. Moreover, continued strengthening of the U.S. dollar to such currencies could cause our products to become relatively more expensive in those countries, leading to a reduction in sales in that country.
          Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized gains (losses) from these activities during the nine months ended September 30, 2006 and 2005 amounted to $133,000 and $(746,000), respectively, and we could incur losses from these or other hedging activities in the future.
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
          We can give no assurance as to whether we can successfully integrate the companies, products, technologies or personnel of any business that we might acquire in the future. Moreover, our efforts to pursue acquisitions could result in substantial expenses and adversely affect our operating results if the acquisition is not successfully consummated. For example, we incurred costs and expenses aggregating approximately $170,000 during the nine months ended September 30, 2006 in connection with our efforts to acquire a manufacturer of fiber optic components located in the Peoples’ Republic of China, all of which was charged to our operations for that period as a result of the termination of the contemplated transaction.
Changes to Financial Accounting Standards Have Adversely Affected Our Results Of Operations and May Adversely Affect Them in the Future and Cause Us to Change Our Business Practices.
          We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of historical practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that required us, in the nine months ended September 30, 2006, to record charges to our results of operations for employee stock option grants amounting to approximately $2.5 million. We expect to have significant and ongoing accounting charges resulting from option grants that could increase our net losses or reduce our net income if we achieve sustained profitability (of which there can be no assurance). In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of stock options or other equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.
Legislative and Regulatory Actions and Higher Insurance Costs Have Impacted, and Are Likely to Impact Our Future Financial Position and Results of Operations.
          There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules implementing mandates from that Act, and other new regulations that have had an adverse impact on our financial position and results of operations. These regulatory changes and other legislative initiatives have caused increases in our general and administrative costs and new regulations and initiatives are likely to have an additional impact on our future financial position and results of operations. For example, in late July 2006, the SEC adopted sweeping changes to its rules requiring disclosure of executive and director compensation, related person transactions, director independence and other corporate governance matters, and security ownership of officers and directors. These rules will take effect for our annual reports and proxy statements that we file after December 15, 2006, which means that we must begin complying with them in the preparation of our Annual Report on Form 10-K for our year ending December 31, 2006 and our proxy statement for our 2007 annual meeting of stockholders. The new disclosure rules will also modify the disclosure requirements of the SEC’s Current Report on Form 8-K regarding certain employment arrangements and material amendments for our named executive officers. These Form 8-K disclosure changes go into effect in November 2006 and thus we will be required to comply with them before the end of 2006. The future financial impact on us of complying with these new rules and other legislative or regulatory requirements that may be implemented in the future are uncertain, but as was the case with prior legislative and regulatory initiatives enacted since 2002, it may be expected that our general and administrative costs will further increase. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase.
If Our Cash Flow Significantly Deteriorates in the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.
          We incurred net losses in 2005, 2004 and 2003 and during the nine months ended September 30, 2006. During those years, with the exception of the nine months ended September 30, 2006, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities decreased as well. While our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities increased at September 30, 2006 by approximately $47.3 million since December 31, 2005, that was the result of the net proceeds we received from an institutional private placement of our common stock that we completed in March 2006. Had we not completed that financing, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities at September 30, 2006 would have again decreased from the level at December 31, 2005. Our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities at September 30, 2006 decreased by approximately $4.5 million from the level at June 30, 2006. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
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
One Customer Accounted for over 10 percent of Our Sales During the Three and Nine Months Ended September 30, 2006, Increasing Both Our Dependence on a Single Revenue Source and the Risk that Our Operations Will Suffer Materially If the Customer Stopped Ordering from Us or Substantially Reduced Its Business With Us.
          For the last several years and for the interim periods within those years, no customer has accounted for 10 percent or more of our revenues and accordingly we were not dependent on any single customer. For the three and nine months ended September 30, 2006, however, we had one customer that accounted for 12% and 13% of our total revenues, respectively. While our financial performance during these quarters benefited from the increased sales to that customer, because of the magnitude of our sales to that customer, our results would suffer if we lost that customer or it made a substantial reduction in orders unless we were able to replace the customer or orders with one or more of comparable size. In addition, our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.

ITEM 6. EXHIBITS
     (a) Exhibits

No.	Description

10.2	Letter Agreement dated July 18, 2006 by and among Huagong Tech Company Limited, registrant, Wuhan Huagong Genuine Optics Technology Co., Ltd. (“HG Genuine)” and Luminent, Inc. mutually terminating Framework Agreement(incorporated by reference to Exhibit 10.2 of MRV’s Form 10-Q for the quarter ended June 30, 2006 filed on August 2, 2006).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2006.

MRV COMMUNICATIONS, INC.

By: /s/ Noam Lotan Noam Lotan
President and Chief Executive Officer

By: /s/ Kevin Rubin Kevin Rubin
Chief Financial Officer and Compliance Officer