Form 10-K
period 2006-12-31
MRV COMMUNICATIONS INC
filed 2007-03-06
CIK 887969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (818) 773-0900
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.0017 par value	Nasdaq Global Market
Securities registered under Section 12(g) of the Exchange Act: None
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐       No ☑
     Indicate by check mark, whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     Indicate by check mark whether the Registrant is a larger accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter — $389,355,794 (As of June 30, 2006).
     Number of shares of common stock, $0.0017 par value, outstanding as of February 15, 2007 – 125,756,255.
DOCUMENTS INCORPORATED BY REFERENCE
     We have incorporated by reference into Part III of this Annual Report portions of our proxy statement for our 2007 Annual Meeting of Stockholders, which a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K.

MRV Communications, Inc.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2006

INTRODUCTION
     Except where the context otherwise requires, for purposes of this Report:
     “we,” “us,” “our company,” “our,” the “Company” and “MRV” refer to MRV Communications, Inc. and its consolidated subsidiaries.
     “shares” or “common stock” refers to our Common Stock, $0.0017 par value;
     “China” or “PRC” refers to the People’s Republic of China, excluding Taiwan, Hong Kong and Macao;
     “Taiwan” refers to the Republic of China;
     “Fiberxon” refers to Fiberxon, Inc., a Delaware corporation, a company with which we have signed a definitive agreement to acquire and which acquisition is expected to close after this Report is filed, and its consolidated subsidiaries; and
     all references to “Renminbi,” “RMB” or “yuan” are to the legal currency of China.
USE OF FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K for the year ended December 31, 2006, (the “Form 10-K”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations or events. In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this introduction.
     In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the “Risk Factors” section of this Form 10-K, beginning on page 12 or elsewhere in this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to amend this Report or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, particularly the Company’s Quarterly Reports on Form 10-Q, and the cautionary statements contained in the press releases MRV makes from time-to-time when it provides forward-looking information.

PART I
ITEM 1. BUSINESS
Overview
     We design, manufacture, sell, distribute, integrate and support communication equipment and services, and optical components. We conduct our business along three principal segments: (1) the networking group, (2) the optical components group and (3) the development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and includes switches, routers, physical layer products and console management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. Our optical components group designs, manufactures and sells optical communications components, primarily through our wholly-owned subsidiary Luminent, Inc. These components include fiber optic transceivers for metropolitan and access applications and for several different optical fiber architectures that can be grouped under the category “fiber to the x,” more commonly referred to as FTTX. Our development stage enterprise group seeks to develop new products for the management of data center and enterprise network infrastructure.
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
     In January 2006, we entered into a definitive agreement to acquire Fiberxon, a PRC-based supplier of transceivers for applications in metropolitan networks, access networks and passive optical networks, or PONs, for approximately $131 million in cash and stock. That acquisition is pending and is discussed further below.
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

     In the late 1990’s and through 2000, our customers deployed a large volume of networking equipment in anticipation of high network traffic growth. During this period, we experienced a period of rapid revenue growth. Subsequent to 2000 the global economy entered a recessionary period and the demand for information technology products declined as telecommunications carriers and service providers, enterprise customers and governments reduced spending on technology. In particular these enterprises cut their IT budgets for networking equipment and optical components due to overcapacity as the anticipated increase in network growth in the years 2002 through 2003 did not materialize. We believe this phenomenon adversely affected demand for our products and made it more difficult to accurately forecast demand for network equipment and optical components. In 2004, we began to see evidence of strengthening demand for our products, indicating that the trend of decreased technology spending in our market segments may have bottomed. This trend of increased demand continued into 2005 and 2006. In 2006, our revenues increased each quarter over 2005 levels and total revenue in 2006 increased 26% compared to 2005.
Markets Served
     We primarily serve the following markets:
     Telecommunications Service Providers. Our telecommunications service provider customer base includes regional, national and international telecommunications carriers, both wire-line and wireless. Telecommunications service providers are under increasing competitive pressure, primarily from emerging competitors that offer similar services at competitive prices. Our products and services enable both established and emerging telecommunications service providers to transition their legacy or existing network infrastructures to deliver a broader mix of higher bandwidth services to consumers and enterprises. We provide products that enable telecommunications service providers to support consumer demand for video delivery, broadband data and video and wireless broadband services. We also offer subsystem-level optical components that allow telecommunications service providers to provide fiber-to-the-home and fiber-to-the-premise services. Our optical components enable telecommunications providers, both domestic and international, to offer “triple-play” services including voice, video and ultra-high speed Internet access to their end customers.
     Cable Operators / Multiservice Operators (“MSOs”). Our customers include leading cable and multiservice operators in the U.S. and internationally. These MSO customers rely upon us for carrier-grade, optical Ethernet transport and switching equipment. Our networking products allow our cable operator customers to integrate voice, video and data applications over a converged “IP” infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, voice over IP, video on demand, broadband data services and services for enterprises.
     Enterprise. Our enterprise customers include small to large commercial organizations from every industry with computer technology requirements, including end users in the healthcare, financial, retail, industrial, and technology industries. We offer equipment and services focused on key enterprise applications including data center connectivity, wide area network consolidation, and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using private fiber infrastructure or over external service provider networks. We also enable our enterprise customers to meet increasing demand for high availability, globalization, and the spread of Information Technology (“IT”) to distributed branches, by preventing unexpected downtime and ensuring the safety, security and availability of their IT infrastructure.
     Government. Our government customers include federal, state and local agencies in the U.S and abroad. Our customers also include domestic and international defense agencies, public administrations and municipalities. We also offer networking products specifically designed for aerospace and defense networks, which enable these customers to apply real-time data acquisition and allow high-speed, transaction processing for flight test validation and simulation systems. These products also allow these customers to provide in-flight parameter recording systems in military and commercial aircrafts.

Products and Services
     We provide integrated, secure network equipment and services that connect data, voice and/or video (both analog and digital), within single buildings, across private networks located in multiple buildings such as college or campus environments (“campus area networks” or “campus networks”) and in metropolitan areas (“metro networks”). Our products and services include:
•	Optical networking products

•	Out-of-band networking products

•	Fiber optic components and subsystems

•	Networking integration and services

•	Other networking products
     Optical Networking Products. Our optical networking products include metro Ethernet, optical transport and switching products, including wave-division multiplexing (“WDM”) products. These optical networking products enable service providers to increase the efficiency of their communication networks, allowing them to provide services to more customers, more cost effectively. Our products allow service providers to increase the capacity of their existing fiber optic networks to support high-bandwidth applications and traffic. Our optical networking products enable our customers to converge their existing network infrastructure and deploy multi-service networks that can support emerging data and video services, such as transmitting high-definition video. Included in the optical networking products we offer are those we brand under our:
•	Fiber Driver Product Family

•	Lambda Driver Product Family

•	Opti-Switch / Opti-Switch Master Product Family
     Out-of-Band Networking Products. Our out-of-band networking products include NEBS (“Network Equipment Building Systems”)-compliant and certified console/terminal servers, power control devices, programmable digital patch panels, sensor networking, Federal Information Processing Standard 140-2 (“FIPS 140-2”) security, features to address heightened requirements for physical security and safety and graphical user interface (“GUI”) to simplify management of the out-of-band network equipment and connected devices. FIPS 140-2 is a standard that describes U.S. Federal government requirements that IT products should meet for Sensitive, but Unclassified (“SBU”) use.
     Out-of-band networks enable “lights-out-management” (the ability for a system administrator to monitor and manage servers by remote control regardless of whether the machine is powered on) of data centers and telecommunications facilities and can reduce the need to dispatch service personnel to remote locations to resolve equipment downtime problems. Power management capabilities enable secure access, automated control and energy cost reductions. Digital patch panels simplify test setup and network reconfiguration by allowing easy configuration changes and automation. These products are cost-efficient, improve asset and personnel productivity, increase uptime, improve security and lower risks in our customers’ communications and IT infrastructures. Additional features include enhanced diagnostic capabilities, and data logging and acquisition for compliance with government regulations. Included in our out-of-band networking products are those that we brand under our:
•	LX Series Console Server Series

•	5250 Series Power Control Series

•	Media Cross Connect Product Family

     Fiber Optic Components and Subsystems. Primarily through our wholly-owned subsidiary, Luminent, we manufacture optical transceivers for fiber-to-the-home, metropolitan and access network applications. We make both the laser and receiver chips and the optical subassemblies required to build transceivers. We have successfully established our position as a leading supplier of optical components for fiber-to-the-premise and fiber-to-the-home deployments, where the optical transceiver is a key component enabling high-bandwidth triple-play services for voice, video, and high-speed Internet services. Our Access and Metro transceiver product line covers a wide range of applications for telecommunications networks and feature products with wave division multiplexing (“WDM”) technology, including coarse WDM (“CWDM”) and dense WDM (“DWDM”) applications. WDM is a technology that puts data from different sources together on an optical fiber, with each signal carried at the same time on its own separate light wavelength. Our pluggable DWDM components, including our recently introduced 10Gb/s XFP transceivers, provide system manufacturers and carriers system-level advantages with respect to time-to-market, inventory management, flexibility and configurability in deployments.
     Network Integration and Services. Our products perform critical networking tasks and are often used in conjunction with network equipment manufactured by other vendors. We believe that pre and post-sales services help ensure high-availability, reduce cost of ownership, support business goals and promote customer loyalty. Accordingly, we provide a broad range of service offerings including pre-sale network design, consultation, and site-surveys. We also provide network integration and on-site installation. Post-sales support includes in-warranty as well as out-of-warranty repair and on-site maintenance. Our services include a choice of technical support services including around-the-clock response.
     Other Networking Products. We provide networking products for aerospace, defense and other applications such as voice and cellular communication. Our aerospace and defense network products apply real-time data acquisition technology allowing high-speed, transaction processing for flight test validation and simulation systems. These products provide in-flight parameter recording systems in military and commercial aircraft. In addition, we provide:
•	ground test systems as well as protocol analyzers and network performance-testing equipment;

•	networking data test equipment and a multi-service computing platform for wireless cellular telephony; and

•	a network management system with comprehensive management and control for our products as well as third-party products we sell through our network integration and distribution offices.
     Our network management system combines complete end-to-end network viewing and performance monitoring with network configuration and fault management including automatic detection and monitoring of devices from other vendors.
Worldwide Sales and Marketing
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

     Our worldwide sales and marketing organization, at December 31, 2006, consisted of approximately 320 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries and sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. We conduct international operations in branch offices located in Argentina, Belgium, Brazil, China, Denmark, Finland, France, Germany, Hungary, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. If our acquisition of Fiberxon is completed, we will begin operating in the PRC through Fiberxon’s facilities in Chengdu and Shenzhen and its representative offices in Beijing and Shanghai.
     Our international field offices are involved in the sales and distribution of our products and provide system installation, technical support, and follow-up services to end users of our products.
     Additionally, our offices in Denmark, Finland, France, Italy, Norway, Sweden and Switzerland sell and market our products along with other products manufactured by third-party vendors, supplied as part of our network integration and distribution services. These operations provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that collaborating with successful third-party vendors in certain areas helps to provide growth opportunities beyond the limitations of our product lines.
     For the year ended December 31, 2006, we had one customer, Verizon Communications Inc. through its original equipment manufacturers, which accounted for 13% of revenues. For the years ended December 31, 2005 and 2004, we had no single customer that accounted for 10% or more of revenues. As of December 31, 2006 and 2005, we had no single customer that accounted for 10% or more of accounts receivable.
Competition
     The communications equipment and optical component industries are intensely competitive. We compete directly with a number of established and emerging networking and optical components companies.
     Our direct competitors in networking products, switches and routers generally include ADVA Optical Networks, Alcatel and its wholly-owned subsidiary Lucent Technologies, Allied Telesyn, Avocent, Ciena, Cisco Systems, Extreme Networks, Foundry Networks, Nortel Networks and Raritan. Our competitors in fiber optic components include Agilent Technologies, Avanex, Bookham Technology, Finisar, Fujitsu, JDS Uniphase, Neophotonics, Opnext, Optical Communication Products, Optium, Sumitomo, TriQuint Semiconductor and Tyco International. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.
     We believe the principal competitive factors in the markets in which we compete include:
•	Product performance, features, quality and price;

•	A comprehensive range of complementary products and services;

•	Customer service and technical support;

•	Lead and delivery times;

•	Timeliness of new products introductions;

•	Global presence, including distribution network;

•	Conformance to standards; and

•	Brand name recognition.
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
     The following table sets forth, for the periods indicated, our product development and engineering expenses by our principal segments and in total (dollars in thousands):

For the year ended December 31:	2006	2005	2004

Networking group (1)	$18,733	$17,754	$16,226
Optical components group (2)	8,233	7,040	7,191
Development stage enterprise group	1,221	1,257	1,532

Total	$28,187	$26,051	$24,949

(1)	Includes share-based compensation expense of $468,000 in 2006 and amortization of deferred stock compensation of $79,000 in 2004. No share-based compensation expense was recognized in 2005.

(2)	Includes share-based compensation expense of $307,000 in 2006. No share-based compensation expense was recognized in 2005 or 2004.
Manufacturing
     We outsource our board-level assembly and on some occasions, complete turnkey production to independent contract manufacturers for our networking products, which include switches and routers, remote device management products and networking physical infrastructure equipment. Outsourcing, we believe, allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. Our in-house manufacturing operations primarily perform the functions of materials management, and, in an effort to ensure quality and reliability, quality assurance, equipment burn-in (testing new equipment by turning the power on), as well as inspection and final testing. Our manufacturing processes and procedures are generally ISO 9001 certified and so are those of our electronic manufacturing service providers.

     Luminent designs and manufactures its optical components at its manufacturing and production facilities in California and Taiwan. We believe that Luminent remains one of only a handful of component suppliers in the fiber optics industry with in-house epitaxial crystal growth and device fabrication capabilities, enabling a broad portfolio of products from discrete components to managed integrated transceivers. Luminent utilizes an advanced metal organic chemical vapor deposition (“MOCVD”) laser growth process to produce higher-caliber distributed feedback (“DFB”) and fabry perot (“FP”) laser diodes. Vertical integration enables Luminent to deliver high quality, advanced fiber optic components at a more competitive cost. Luminent has developed and acquired sophisticated equipment required for evaluating and characterizing products to seek to ensure maintenance of quality levels. Luminent implements comprehensive in-line quality control throughout the mass production process. All devices produced at Luminent are designed to comply with Telcordia GR-468-CORE standards. Since the early days of fiber optic communications, Telcordia Technologies (formerly Bellcore Labs) has engaged in setting standards that ensure the reliability of devices going into optical networks. Telcordia is now the predominant standards body for optical components used in telecommunications equipment, with its generic requirement (“GR”) documents employed worldwide by all the major optical component and equipment vendors.
     Luminent’s design and manufacturing facilities in both California and Taiwan have been certified as ISO 9001 by the International Standards Organization. The ISO 9000 family of certifications (ISO 9001 being the most comprehensive) is primarily concerned with “quality management,” i.e., what an organization does to fulfill the customer’s quality and applicable regulatory requirements, while aiming to enhance customer satisfaction and achieve continual improvement of its performance in pursuit of these objectives.
     In addition, Luminent’s facilities or products have been certified under ISO14001, TL9000, TUV and CSA. The ISO 14000 family of certifications (ISO 14001 being the most comprehensive) is primarily concerned with “environmental management,” i.e., what the organization does to minimize harmful effects on the environment caused by its activities and achieve continual improvement of its environmental performance. TL 9000 is a sector-specific quality management system standard based on the ISO 9000 generic management system standard. TÜV (short for Technischer Überwachungs-Verein, Technical Monitoring Association in English) is a German organization that provides industry-specific certification quality standards for companies operating primarily in the European Union and Germany. CSA certification of a product means that its manufacturer meets the industry and product specific quality standards of the Canadian Standards Association.
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
Intellectual Property
     To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies or a third party may independently develop technologies similar or superior to any that we possess.

Employees
     As of December 31, 2006 and 2005, we employed approximately 1,450 and 1,330 full-time employees, respectively. Of these 1,450 employees, approximately 730 are in manufacturing, 220 in product development and engineering and 500 in sales, marketing and general administration. Approximately 1,050 employees are in locations outside the United States. None of our employees are represented by a union or governed by a collective bargaining agreement, and we believe our employee relationships are satisfactory. We also believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. The risks associated with dependence on qualified personnel are more fully discussed in the “Risk Factors” section contained in Item 1A of this Form 10-K.

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
     The following table sets forth, for the periods indicated, our gross margins from our two principal operating segments and for our company as a whole:

For the year ended December 31:	2006	2005	2004

Networking group	35%	36%	38%
Optical components group	19%	11%	14%

Total	31%	32%	34%

     Our gross margins also fluctuate from quarter to quarter within a year and from year-to-year. These yearly and quarterly fluctuations in our margins have been affected, often adversely, and may continue to be affected, by numerous factors, including:
•	increased price competition, including competition from low-cost producers in Asia;

•	price reductions that we make, such as marketing decisions that we have made in the past to reduce the price for our optical components to certain customers in an effort to secure long-term leadership in the market for FTTP components;

•	decreases in average selling prices of our products which, in addition to competitive factors and pressures from, or accommodations made to, significant customers, result from factors such as overcapacity and the introduction of new and more technologically advanced products in the case of optical components and excess inventories, increased sales discounts and new product introductions in the case of networking equipment;

•	the mix in any period or year of higher and lower margin products and services;

•	sales volume during a particular period or year;

•	charges for excess or obsolete inventory;

•	changes in the prices or the availability of components needed to manufacture our products;

•	the relative success of our efforts to reduce product manufacturing costs, such as the transition of our optical component manufacturing to our Taiwan facility or to low-cost third party manufacturers in China;

•	our introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
     We expect gross margins generally and for specific products to continue to fluctuate from quarter to quarter and year to year.
One Customer Accounted for over 10 percent of Our Sales During the Three and Twelve Months Ended December 31, 2006, Increasing Both Our Dependence on a Single Revenue Source and the Risk that Our Operations Will Suffer Materially If the Customer Stopped Ordering from Us or Substantially Reduced Its Business With Us.
     For the last several years and for the interim periods within those years, no customer has accounted for 10 percent or more of our revenues and accordingly we were not dependent on any single customer. For the year ended December 31, 2006, however, we had one customer, Verizon Communications Inc., which, through its original equipment manufacturers, accounted for 13% of our total revenues. While our financial performance during this year benefited from the increased sales to that customer, because of the magnitude of our sales to that customer, our results would suffer if we lost that customer or it made a substantial reduction in orders unless we were able to replace the customer or orders with one or more of comparable size. In addition, our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.
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
     We reported losses for the years ended December 31, 2006, 2005 and 2004 and have not achieved profitability for a full year since 1997. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to contain expense levels and increase revenue levels to continue to achieve profitability in future fiscal quarters.
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

Our 2003 Notes Provide for Various Events of Default That Would Entitle the Holder to Require Us to Repay Upon its Demand the Outstanding Principal Amount, Plus Accrued and Unpaid Interest. If We Complete the Acquisition of Fiberxon Without Waivers from the Holder We Will be in Default.
     On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. The 2003 Notes mature in June 2008. We will be considered in default of the 2003 Notes if any of the following events, among others, occur:
•	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

•	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

•	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

•	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

•	we fail to deliver shares of our common stock to the holder within twelve business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

•	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within ten days;

•	failure by us for ten days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to:
O	incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

O	repurchase our common stock for an aggregate amount in excess of $5.0 million; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

O	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;
•	we breach provisions of the 2003 Notes prohibiting us from either issuing:
O	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

O	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;

•	we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

•	we become bankrupt or insolvent.
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
     As a result of obligations we have agreed to undertake in connection with our acquisition of Fiberxon, we must obtain waivers from the holder of our 2003 Notes of various covenants, including the covenant restricting our ability to incur any indebtedness in excess of $17.0 million plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices. Although we have discussed with the holder our need for waivers in order to consummate the acquisition without causing a default to occur, such discussions have been preliminary and informal and we have not yet received the necessary waivers. There can be no assurance that the holder will actually provide the waivers on terms acceptable to us, or at all, and our inability or failure to obtain them will result in a default in the 2003 Notes, entitling the Holder to demand payment of principal and interest due on the Notes immediately following consummation of the acquisition.
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
Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline.
     Under a registration statement that the Securities and Exchange Commission, or SEC, declared effective in 2003, selling stockholders are offering for resale up to 9,913,914 shares of our common stock issuable upon conversion of our 2003 Notes. This represents approximately 7.9% of the outstanding shares of our common stock on February 15, 2007 (or 7.3% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes).

     Under a registration statement that the SEC declared effective in April 2006, selling stockholders are offering and have been selling an additional 19,858,156 shares of our common stock. That represents approximately 15.8% of the outstanding shares of our common stock on February 15, 2007, (or 14.6% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes) and, when added to the shares being offered by the selling stockholders under our 2003 registration statement, approximately 23.7% of the outstanding shares of our common stock on February 15, 2007 (or 21.9% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of our 2003 Notes).
     If our pending acquisition of Fiberxon is consummated as anticipated during the first half of 2007, we have agreed to issue to Fiberxon’s stockholders and employees an aggregate of up to 21,188,630 shares of our common stock, including shares underlying Fiberxon’s employee options that we have agreed to assume for options to purchase shares of our common stock. This represents approximately 16.8% of the outstanding shares of our common stock on February 15, 2007 (or 15.6% of the outstanding shares of our common stock on that date if pro forma effect were given on that date to the full conversion of our 2003 Notes). The exemption from the registration provisions of the Securities Act of 1933 upon which we are planning to rely for the offer and sales of our shares to consummate the acquisition of Fiberxon is Section 3(a)(10) of the Securities Act, which will require the California Department of Corporations to determine that the acquisition is fair pursuant to a hearing before that agency which we are scheduling. If the California Department of Corporations does make a positive determination of fairness, the shares we issue to Fiberxon’s stockholders upon completion of the transaction will generally be eligible for sale in the open market.
     The shares issuable to Fiberxon’s stockholders if we successfully complete that acquisition, when added to the shares being offered by the selling stockholders under our 2003 and 2006 registration statements, amount to an aggregate of approximately 40.5% of the outstanding shares of our common stock on February 15, 2007 (or 37.6% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes).
     Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.
     The information presented in this risk factor has been calculated assuming that none of the shares covered by our 2006 registration statement have yet been sold (which may not be the case) and that all shares issuable upon consummation of the Fiberxon acquisition are issued at the closing of that transaction. In fact, shares issuable upon exercise of Fiberxon’s options that are outstanding at the closing will be subtracted from the shares we are otherwise required to issue to Fiberxon’s stockholders at the closing.
Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited.
     As of December 31, 2006, we had net operating losses, or NOLs, of approximately $171.8 million for federal income tax purposes and approximately $214.4 million for state income tax purposes. We also had capital loss carryforwards totaling $262.0 million as of December 31, 2006, which begin to expire in 2007. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of our contemplated issuance of shares pursuant to the Fiberxon transaction. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited.

The Price of Our Shares May Continue to Be Highly Volatile.
     Historically, the market price of our shares has been extremely volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations or new product introductions by us or our competitors;

•	the progress or lack thereof of our closing of the acquisition of Fiberxon;

•	changes of estimates of our future operating results by securities analysts;

•	developments with respect to patents, copyrights or proprietary rights;

•	sales of substantial numbers of our shares by stockholders covered by our existing shelf registration statements or by stockholders receiving our shares if our acquisition of Fiberxon is successfully consummated; or

•	general market conditions and other factors.
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
We Face Risks from Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Year Ended December 31,
	2006	2005	2004

Percentage of total revenue from foreign sales	67%	74%	77%

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
     Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized gains from these activities during the year ended December 31, 2006 amounted to $161,000 and net unrealized losses from these activities during the year ended December 31, 2005 amounted to $926,000 and we could incur losses from these or other hedging activities in the future.

We Have Been Transitioning Volume Manufacturing of Our Optical Components to Taiwan and China and We Expect This to Increase, Especially If Our Acquisition of Fiberxon is Successfully Consummated, Which Exposes Us, and Will Expose Us Even More, to Risks Inherent in Doing Business in China.
     In order to seek to improve our gross margins in our optical components business, over the past few years we have been transitioning volume manufacturing of optical components to our facility in Taiwan and to third-party contract manufacturers in China. Luminent has a minority interest in a large manufacturing facility in the PRC in which it manufactures passive fiber optic components and both Luminent and we make sales of our products in the PRC.
     If we successfully consummate the acquisition of Fiberxon, which has all of its principal manufacturing facilities in China, our operations in China will increase substantially. We may determine to transfer some or all of the component manufacturing that we have been outsourcing to third-party electronic manufacturing service providers to Fiberxon’s manufacturing facilities in China. If we do, we may experience delays, disruption or quality problems in the manufacturing operations of Fiberxon, especially during the initial startup of manufacturing with it. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond requested shipment schedules, which could adversely affect our revenues, competitive position and reputation.
     The political tension between Taiwan and the PRC that continues to exist, could eventually lead to hostilities or there may be regulatory issues with either the PRC or Taiwan as a result of our having operations or business interests in both countries. As our operations in China assume a larger and more important role in our business, the risks inherent in doing business in China will become more acute. Many of these risks are beyond our control, including:
•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

•	compliance with PRC laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	the need to successfully migrate the PRC locations to the financial reporting system used by us in the United States, including the need to implement and maintain financial controls that comply with the Sarbanes-Oxley Act;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	difficulties in collecting payments from PRC customers to whom we or Fiberxon have extended significant amounts of credit if those customers do not pay on the payment terms extended to them;

•	currency exchange rate fluctuations of the RMB, which has been appreciating in relation to the U.S. dollar since July 2005 when the People’s Bank of China announced that the yuan would no longer be pegged to the U.S. dollar; that may increase our manufacturing and labor costs in the PRC when translated to U.S. dollars and render prices on our products manufactured in China uncompetitive, adversely affecting our sales or gross margins, or both, and

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict or make more costly the repatriation of earnings generated by Fiberxon’s operations in the PRC or influence the effective income tax rate attributable to profits generated or lost in the PRC.
Any of these factors could harm our future sales and operations significantly.
Our Manufacturing Capacity May be Interrupted, Limited or Delayed If We Cannot Maintain Sufficient Sources of Electricity in China, or If There is a Natural Disaster or Other Catastrophic Event in China.
     The manufacturing process for optical component manufacturing requires a substantial and stable source of electricity. As our production capabilities increase in China, our requirements for electricity in China will grow substantially. Many companies with operations in China have experienced a lack of sufficient electricity supply and we cannot be assured that electric power generators that we or Fiberxon may have available will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of fuel to run power generators or government intervention, particularly in the form of rationing, are factors that could restrict access to electricity to Fiberxon’s PRC manufacturing facilities, and adversely affect manufacturing costs. If we successfully acquire Fiberxon, any such power shortages could result in delays in shipments to Fiberxon’s or our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.
     Natural disasters or other catastrophic events, including wildfires and other fires, earthquakes, excessive rain, terrorist attacks and wars, could disrupt manufacturing ability or capacity, which could harm our operations and financial results.
China’s Legal System Embodies Uncertainties That Could Harm Our Business Operations.
     Since 1979, many new laws and regulations and government policies covering general economic matters have been implemented in China. Despite the development of the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.
     As our activities in China increase, we will be subject to administrative review and approval by various national and local agencies of China’s government. Given the changes occurring in China’s legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities. Failure to obtain the requisite governmental approval for any of our activities could impede our ability to operate our business or increase our expenses.
We May Not Address Successfully Problems Encountered in Connection With Our Acquisition of Fiberxon, If Successfully Consummated, or Any Other Acquisition on Which We May Embark.
     As we have in connection with our pending acquisition of Fiberxon, we expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement or augment our current products or expand the breadth and geography of our markets or customer base. We have limited experience in acquiring other businesses and technologies. The acquisition of Fiberxon, if successfully completed, and other potential acquisitions we may make, involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations, including the timely integration of financial reporting systems particularly if, like in the case of Fiberxon if our acquisition is successfully completed, we acquire companies in countries where English is not widely spoken, the culture and political, economic, financial or monetary systems, principles or controls are different from those of the U.S., Taiwan, Israel or countries in Europe where we currently have offices or significant operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	start-up costs associated with any new business or product line we may acquire;

•	possible charges to operations for purchased technology and restructuring;

•	incurrence of amortization expenses and impairment charges related to goodwill and other intangible assets and deferred stock expense;

•	incurrence of debt and contingent liabilities;

•	problems, and adverse effects on our existing businesses of, providing funds or financing to support the operations of the acquired business;

•	adverse effects on existing business relationships with suppliers and customers or on relations with our existing employees;

•	risks associated with entering new markets, such as those in China, in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses and difficulties recruiting adequate replacements;

•	the need to hire additional employees to operate the acquired business effectively, including employees with specialized knowledge or language skills; and

•	potential litigation risks associated with acquisitions, whether completed or not;

•	dilutive issuances of our equity securities; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act.
     If we fail to evaluate and execute acquisitions properly, our management team may be distracted or their attention diverted from our core businesses and their day-to-day operations, disrupting our business and adversely affecting our operating results. We can give no assurance as to whether we can successfully integrate Fiberxon if that acquisition is successfully completed or integrate other companies, products, technologies or personnel of any business that we might acquire in the future. Moreover, there are significant conditions that need to be satisfied to complete the acquisition of Fiberxon, the failure of which could result in termination of the transaction prior to closing. Our efforts to acquire Fiberxon has resulted and will result, and our efforts to pursue other acquisitions could result, in substantial expenses and could adversely affect our operating results if our acquisition of Fiberxon is not, or other acquisitions that we may pursue are not, successfully consummated.

We Currently Depend On Third-Party Contract Manufacturers and Therefore Could Face Delays Harming Our Sales.
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
     From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. Over the years, we have received notices from third parties alleging possible infringement of patents with respect to certain features of our products or our manufacturing processes and in connection with these notices have been involved in discussions with the claimants, including IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation, Finisar and Apcon. To date, our aggregate revenues potentially subject to the foregoing claims have not been material. However, these or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.
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
     Our corporate headquarters are located in the San Fernando Valley of Southern California and some of our manufacturing facilities are located in Southern California and Taiwan. Historically, these regions have been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economies and posed physical risks to our property and personnel.
     In addition, terrorist acts or acts of war targeted at the United States, and specifically Southern California, has caused damage and disruption to us and could again cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results.
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
     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. The Financial Accounting Standards Board’s recent change to mandate the expensing of stock compensation will require us to record charges to earnings for stock option grants to employees and directors and will adversely affect our financial results for periods after we implement the new pronouncement. As required, we implemented this new pronouncement on January 1, 2006. For a discussion of the impact on our historical financial results if we had implemented this pronouncement in prior periods, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recently Issued Accounting Pronouncements” on page 50.
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
If Our Cash Flow Significantly Deteriorates In the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.
     We incurred net losses in 2006, 2005 and 2004, and our combined cash and short-term investments declined in 2005 and 2004. Excluding the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors in March 2006, which resulted in proceeds of $69.9 million, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities would have declined at December 31, 2006 by approximately $20.9 million, or approximately 30%, since December 31, 2005. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
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

Location		Square Feet	Lease Expiration	Purpose

Chatsworth, CA	USA	13,300	3/31/2017	Administration
Chatsworth, CA	USA	22,200	12/31/2015	Manufacturing and product development
Chatsworth, CA	USA	49,920	7/13/2014	Administration, product development, manufacturing and sales
Littleton, MA	USA	54,411	2/28/2015	Administration, product development, manufacturing and sales
Hsinchu	Taiwan	81,861	12/31/2007	Administration, product development, manufacturing and sales
Geneva	Switzerland	29,428	12/31/2010	Administration, product development, manufacturing and sales
Zurich	Switzerland	4,510	3/31/2013	Administration and sales
Stockholm	Sweden	48,825	9/30/2009	Administration and sales
Oslo	Norway	6,986	6/30/2010	Administration and distribution
Milan	Italy	7,535	Owned	Administration and distribution
Milan	Italy	9,688	Owned	Administration and distribution
Milan	Italy	9,688	12/12/2011	Administration and distribution
Milan	Italy	5,382	Owned	Administration and distribution
Milan	Italy	8,611	Owned	Administration and distribution
Rome	Italy	6,510	1/31/2009	Administration and distribution
Yokneam	Israel	19,526	12/31/2007	Administration, product development, manufacturing and sales
Yokneam	Israel	12,917	12/31/2007	Administration, product development, manufacturing and sales
Frankfurt	Germany	6,398	7/31/2011	Administration and sales
Gif Sur Yvette	France	17,222	Owned	Administration and distribution
     We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
     We have received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. We believe such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the senders in an effort to demonstrate that our products and/or processes do not violate any patents. From time to time we have been involved in such discussions with IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation, Finisar and Apcon. We do not believe that any of our products or processes violates any of the patents asserted by these parties and we further believe that we have meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to us, such claims could materially and adversely affect our business, operating results and financial condition.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Submission of Matters to a Vote of Security Holders
     Not applicable.
Executive Officers of The Registrant
     Set forth below is information relating to the Company’s executive officers as of February 15, 2007.
Noam Lotan, 55, has been the President, Chief Executive Officer and a Director of the Company since May 1990 and served as Chief Financial Officer of the Company from October 1993 until June 1995. Prior to joining the Company, Mr. Lotan served from 1987 to 1990 as Managing Director of Fibronics (UK) Ltd a subsidiary of Fibronics International Inc., a manufacturer of fiber optic communication networks. Mr. Lotan was also the Director of European Operations for Fibronics. The Company acquired the Fibronics business in September 1996. Prior to such time, Mr. Lotan held a variety of sales and marketing positions with Fibronics and Hewlett-Packard. Since June 2005, Mr. Lotan has also served on the board of directors of Capstone Turbine Corporation (Nasdaq symbol: CPST). Mr. Lotan holds a Bachelor of Science degree in Electrical Engineering from the Technion, the Israel Institute of Technology, and a Masters degree in Business Administration from INSEAD (the European Institute of Business Administration, Fontainebleau, France).
     Dr. Shlomo Margalit, 65, a founder of the Company, has been Chairman of the Board of Directors and Chief Technical Officer since the Company’s inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc. (“LaserCom”), a manufacturer of semiconductor lasers. From 1982 to 1985, Dr. Margalit served as a Senior Research Associate at the California Institute of Technology (“Caltech”), and from 1976 to 1982, a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the “Israel Defense” prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Masters degree and a Ph.D. in Electrical Engineering from the Technion.
     Kevin Rubin, 32, became Chief Financial Officer in December 2005. Since April 2002, Mr. Rubin has served as Vice President of Finance and Corporate Compliance Officer of MRV. From 1995 through March 2002, Mr. Rubin was employed by Arthur Andersen LLP providing services to a broad array of high-tech companies ranging from small private companies to public companies with market capitalizations in excess of $1 billion. Mr. Rubin holds a Bachelor of Science degree in business economics from the University of California, Santa Barbara, and is a certified public accountant.
     Near Margalit, 34, Ph.D. re-joined MRV in May 2002 as Vice President of Marketing and Business Development. From 1998 until re-joining MRV, Dr. Margalit was founder, Chairman and Chief Technology Officer for Zaffire, Inc., a DWDM Metro Platform company, which was acquired by Centerpoint in October 2001. At Zaffire, Dr. Margalit was responsible for product vision and architecture of integrating DWDM and SONET technology. Prior to founding Zaffire, Dr. Margalit was employed by MRV, both in the optical component and networking divisions. Dr. Margalit holds a B.S. in applied physics from Caltech and a Ph.D. in optoelectronics from the University of California, Santa Barbara. In February 2003, Dr. Margalit was appointed Chief Executive Officer of Luminent, Inc.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information and Holders
     Our common stock, $0.0017 par value, is traded on the Nasdaq Global Market under the symbol “MRVC.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported on the Nasdaq Global Market.

	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$4.71	$2.00
Second Quarter	$4.23	$2.58
Third Quarter	$3.10	$2.00
Fourth Quarter	$3.77	$2.59

Fiscal Year Ended December 31, 2005
First Quarter	$4.10	$2.83
Second Quarter	$3.45	$1.60
Third Quarter	$2.44	$1.93
Fourth Quarter	$2.23	$1.81

     As of February 15, 2007, we had approximately 2,794 common stockholders of record, although there were a larger number of beneficial owners.
Dividends
     The payment of dividends on our common stock is within the discretion of our board of directors. Currently, if we return to profitability, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Equity Compensation Plan Information
     The table below sets forth information with respect to shares of common stock that may be issued under our stock option and warrant plans as of December 31, 2006.

			Number of Securities Remaining
	Number of Securities to		Available for Future Issuance Under
	be Issued Upon	Weighted Average Exercise	Equity Compensation Plans
	Exercise of Outstanding	Price of Outstanding	(excluding securities reflected in
Plan Category	Options and Warrants	Options and Warrants	column (a))

	(a)	(b)	(c)

Stock option and warrant plans approved by security holders (1)	2,936,600	$3.04	417,983

Stock option and warrant plans not approved by security holders (2)	8,779,830	$3.11	1,517,073

Total	11,716,430	$3.09	1,935,056

(1)	Includes shares underlying options granted under the 1997 Incentive and Nonstatutory Stock Option Plan.

(2)	Includes shares underlying options or awards granted or reserved for future grant under the Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (the “Consolidated Plan”) and shares underlying options or warrants granted under the following plans prior to the adoption in January 2003 of the Consolidated Plan:
•	1998 Nonstatutory Stock Option Plan;

•	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc.;

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation;

•	MRV Communications, Inc. 2002 International Stock Option Plan;

•	Warrants provided to Nathan Shilo as trustee for employees and designated consultants of NBase Communications, Ltd. exercisable on July 19, 1996, July 13, 1997, July 13, 1998, January 2, 1998 and January 4, 1999;

•	Italian Employees Warrant Program;

•	Stock options issued and outstanding on the effective date of the merger of Luminent under the Luminent Amended and Restated 2000 Stock Option Plan that were assumed by MRV and are exercisable for 0.43 shares of Common Stock for each share of Luminent held under the relevant option;

•	MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc.; and

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of Optronics International Corp.
     As a result of the adoption, in January 2003, of the Consolidated Plan, the plans set forth in the bulleted paragraphs immediately above in this footnote were terminated and shares available for future grants of options or warrants under these plans, including shares that became and become available as a consequence of the lapse, expiration or forfeiture of outstanding options or warrants granted under such terminated plans, were rolled into, and became available for, future grants of options and other awards under the Consolidated Plan. No net increase in the total number of shares available for the grant of options or awards under the Consolidated Plan from the total number of shares covered by outstanding options, warrants or awards granted, available or reserved in the Consolidated Plan at the time the Consolidated Plan was adopted in January 2003 resulted from this action.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected Statements of Operations data for each of the three years in the period ended December 31, 2006 and the Balance Sheets data as of December 31, 2006 and 2005 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected Statements of Operations data for each of the two years in the period ended December 31, 2003 and the Balance Sheets data as of December 31, 2004, 2003 and 2002 were derived from our audited financial statements, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K (in thousands, except per share data).

For the year ended December 31:	2006	2005	2004	2003	2002

Statements of Operations Data:

Revenue	$356,489	$283,698	$271,658	$238,983	$252,532
Cost of goods sold	244,207	193,979	179,852	164,893	169,566

Gross profit	112,282	89,719	91,806	74,090	82,966

Operating costs and expenses:
Product development and engineering	28,187	26,051	24,949	30,972	49,358
Selling, general and administrative	87,539	72,402	74,045	62,901	90,187
Impairment of goodwill and other intangibles	52	—	—	356	72,697
Impairment of long-lived assets	—	—	—	—	17,038

Total operating costs and expenses	115,778	98,453	98,994	94,229	229,280

Operating loss	(3,496)	(8,734)	(7,188)	(20,139)	(146,314)
Other income (expense), net	1,846	(1,791)	(456)	(6,438)	(23,695)

Loss before provision for income taxes, extraordinary gain and cumulative effect of an accounting change	(1,650)	(10,525)	(7,644)	(26,577)	(170,009)

Provision for income taxes	3,865	5,774	3,036	2,361	13,395

Loss before extraordinary gain and cumulative effect of an accounting change	(5,515)	(16,299)	(10,680)	(28,938)	(183,404)

Extraordinary gain, net of income tax	—	—	—	1,950	—
Cumulative effect of an accounting change	—	—	—	—	(296,355)

Net loss	$(5,515)	$(16,299)	$(10,680)	$(26,988)	$(479,759)

Basic and diluted loss per share	$(0.05)	$(0.16)	$(0.10)	$(0.26)	$(5.25)

Basic and diluted weighted average shares outstanding	120,902	104,350	104,793	102,022	91,421

At December 31:	2006	2005	2004	2003	2002

Balance Sheets Data:
Cash and cash equivalents	$91,722	$67,984	$77,226	$87,602	$99,445
Working capital	172,587	99,514	113,995	108,051	91,188
Total assets	346,222	265,177	279,860	278,050	304,866
Total long-term liabilities	30,295	29,694	28,663	27,415	4,056
Stockholders’ equity	193,752	117,004	143,341	145,494	156,362

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K.
Overview
     We design, manufacture, sell, distribute, integrate and support communication equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and the development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers, and includes switches, routers, physical layer products and console management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. Our optical components group designs, manufactures and sells optical communications components, primarily through our wholly-owned subsidiary Luminent, Inc. These components include fiber optic transceivers for metropolitan, access and Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.
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
     We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return, except on rare occasions in which our accounting is as described below. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and have historically been insignificant. We do not recognize such sales until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one to two year periods. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Our operating costs and expenses generally consist of product development and engineering costs, or R&D, selling, general and administrative costs, or SG&A, and other operating related costs and expenses.
     We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (loss). The networking and optical components groups account for virtually all of our overall revenue.

     Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the years ended December 31, 2006, 2005 and 2004, foreign revenues constituted 67%, 74% and 77%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
     Allowance for Doubtful Accounts. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

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
     Goodwill and Other Intangibles. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives over their useful lives.
     Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Balance Sheets. We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the income tax provision in the Statements of Operations.
     Significant management judgment is required in determining our provision for income taxes, deferred income tax assets and liabilities and any valuation allowance recorded against our net deferred income tax assets. Management continually evaluates our deferred income tax asset as to whether it is likely that the deferred income tax assets will be realized. If management ever determined that our deferred income tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for income taxes in the accompanying period.
     Share-Based Compensation. As discussed in Note 13, “Share-Based Compensation” of Notes to Financial Statements included elsewhere in this report, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 13 for a further discussion on stock-based compensation and assumptions used.
Currency Rate Fluctuations
     Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. At December 31, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2005. We incurred approximately 43% of our operating expenses in currencies other than the U.S. dollar for the year ended December 31, 2006. In general, these currencies were weaker against the U.S. dollar for the year ended December 31, 2006 compared to the year ended December 31, 2005, so revenues and expenses in these countries translated into fewer dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 7a. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
     The following table sets forth, for the periods indicated, certain Statements of Operations data (dollars in thousands):

	2006		2005		2004
For the year ended December 31,	$	%	$	%	$	%

Revenue (1)	$356,489	100%	$283,698	100%	$271,658	100%

Networking group	268,074	75	236,782	83	227,192	84
Optical components group	93,381	26	50,446	18	46,431	17

Gross margin (2)	112,282	31	89,719	32	91,806	34

Networking group	94,602	35	84,122	36	85,333	38
Optical components group	17,797	19	5,597	11	6,473	14

Operating costs and expenses (2)	115,778	32	98,453	35	98,994	36

Networking group	95,718	36	81,822	35	80,587	35
Optical components group	18,502	20	14,910	30	16,313	35
Development stage enterprise group	1,558	NM	1,721	NM	2,094	NM

Operating income (loss) (2)	(3,496)	(1)	(8,734)	(3)	(7,188)	(3)

Networking group	(1,116)	—	2,300	1	4,746	2
Optical components group	(705)	(1)	(9,313)	(18)	(9,840)	(21)
Development stage enterprise group	(1,558)	NM	(1,721)	NM	(2,094)	NM

NM — not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statements of Operations data express percentages as a percentage of revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the development stage enterprise group for the periods presented.
     The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are our networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Year Ended December 31, 2006 (“2006”) Compared
to Year Ended December 31, 2005 (“2005”)
   Revenue
     The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2006	2005	Change	Change	Currency (2)

Networking group	$268,074	$236,782	$31,292	13%	15%
Optical components group	93,381	50,446	42,935	85	88
Development stage enterprise group	—	—	—	—	—

	361,455	287,228	74,227	26	28
Adjustments (1)	(4,966)	(3,530)	(1,436)	NM	NM

Total	$356,489	$283,698	$72,791	26%	27%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     The following table sets forth, for the periods indicated, revenues by groups of similar products by geographical region (dollars in thousands):

For the year ended December 31:	2006	2005	$ Change	% Change
| | | |
Network equipment (1):
Americas	$42,677	$38,499	$4,178	11%
Europe	47,428	43,146	4,282	10
Asia Pacific	10,369	4,151	6,218	150
Other regions	199	295	(96)	(33)

Total network equipment	100,673	86,091	14,582	17

Network integration (2):
Europe	167,394	150,687	16,707	11

Total network integration	167,394	150,687	16,707	11

Fiber optic components (3):
Americas	73,889	34,824	39,065	112
Europe	4,288	4,296	(8)	—
Asia Pacific	10,202	7,518	2,684	36
Other regions	43	282	(239)	(85)

Total fiber optic components	88,422	46,920	41,502	88

Total	$356,489	$283,698	$72,791	26%

(1)	Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution.

(2)	Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution.

(3)	Fiber optic components revenue primarily consists of fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs, that are not sold as part of MRV’s network equipment or network integration solutions.
     Revenues for 2006 increased $72.8 million, or 26%, to $356.5 million from $283.7 million for 2005. Geographically, revenues in the Americas increased $43.2 million, or 59%, to $116.6 million for 2006 from $73.3 million for 2005, which was largely due to shipments of our fiber optic components for FTTP deployments. Revenues in Europe increased $21.0 million, or 11%, to $219.1 million for 2006 from $198.1 million in 2005, which was primarily a result of increased revenue from our network integration and distribution activities throughout Europe. Revenues in Asia Pacific increased $8.9 million, or 76%, to $20.6 million for 2006 from $11.7 million for 2005, primarily because of a large order shipped to a tier-one customer in Japan for MRV’s optical transport products. Revenue would have been $4.9 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
     Networking Group. Our networking group includes two distinct groups of similar products and services: network equipment and network integration, which are described in the table above. Revenues, including intersegment revenues, generated from our networking group increased $31.3 million, or 13%, to $268.1 million for 2006 as compared to $236.8 million for 2005. External network equipment revenues increased $14.6 million, or 17%, to $100.7 million for 2006 from $86.1 million for 2005, which was primarily the result of a large order shipped to a tier-one customer in Japan for MRV’s optical transport products. External network integration revenues increased $16.7 million, or 11%, to $167.4 million for 2006 from $150.7 million for 2005, which was due primarily to increased revenue from our network integration and distribution activities throughout Europe. Revenue would have been $3.4 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
     Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, which are described in the table above and primarily consist of products manufactured by our wholly-owned subsidiary, Luminent, Inc. Revenues, including intersegment revenue, generated from our optical components group increased $42.9 million, or 85%, to $93.4 million for 2006 as compared to $50.4 million for 2005. Approximately 69% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2006 totaled approximately $64.2 million, compared to $29.6 million for 2005. Recent announcements suggest that FTTP deployments in North America made services available to approximately six million homes through 2006 and that continuing deployments are expected to make FTTP services available to an additional three million residences each year through the end of 2010; however, the number of actual residential homes subscribing to such services has been forecasted to reach 35% to 40% of the total deployments. We expect sales of FTTP products to continue to grow for 2007 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. Additionally, revenue from metro transceivers increased 56% in 2006 to $19.5 million from $12.5 million in 2005. Revenue would have been $1.5 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
     Development Stage Enterprise Group. No revenues were generated by this group for 2006 and 2005.

   Gross Profit
     The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2006	2005	Change	Change	Currency (2)

Networking group	$94,602	$84,122	$10,480	12%	14%
Optical components group	17,797	5,597	12,200	218	223
Development stage enterprise group	—	—	—	—	—

	112,399	89,719	22,680	25	27
Adjustments (1)	(117)	—	(117)	NM	NM

Total	$112,282	$89,719	$22,563	25%	27%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Gross profit increased $22.6 million, or 25%, to $112.3 million for 2006 from $89.7 million for 2005. Our gross margin decreased to 31% for 2006, as compared to 32% for 2005. The decrease in gross margin was primarily the impact of the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $311,000 for the recognition of share-based compensation expense in 2006. Gross profit would have been $1.4 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
     Networking Group. Gross profit for our networking group was $94.6 million for 2006 compared to $84.1 million for 2005, an increase of $10.5 million. Gross margins decreased to 35%, as compared to 36% for 2005. The slight decrease in gross margins in 2006 was the result of differences in the composition of the products we sold in each period. Gross profit would have been $1.2 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $96,000 for the recognition of share-based compensation expense in 2006.
     Optical Components Group. Gross profit for 2006 was $17.8 million, compared to $5.6 million for 2005, an increase of $12.2 million. Our optical components group gross margin increased to 19% for 2006, as compared to gross margin of 11% for 2005. The increase in gross margin in 2006 was primarily the result of increased revenue coupled with our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, which we expect to continue to result in savings in direct labor costs in connection with manufacturing. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. This increase in gross profit was partially offset by the $927,000 write-down of material associated with end-of-life and discontinued products produced in the United States related to legacy fiber-to-the-curb and fiber-to-the-home modules that was recorded in the fourth quarter of 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $215,000 for the recognition of share-based compensation expense in 2006.

     Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2006 and 2005.
   Operating Costs and Expenses
     The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2006	2005	Change	Change	Currency (1)

Networking group	$95,718	$81,822	$13,896	17%	18%
Optical components group	18,502	14,910	3,592	24	25
Development stage enterprise group	1,558	1,721	(163)	(9)	(9)

Total	$115,778	$98,453	$17,325	18%	19%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Operating costs and expenses were $115.8 million, or 32% of revenues, for 2006, compared to $98.5 million, or 35% of revenues, for 2005. Operating costs and expenses increased $17.3 million in 2006 compared to 2005. Our operating costs and expenses increase was largely the result of increases in sales and marketing expenses from the additional investment in our North American sales organization in the networking group. Operating costs and expenses would have been $1.0 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $775,000 and selling, general and administrative expenses by $2.4 million for the recognition of share-based compensation expense in 2006.
     Networking Group. Operating costs and expenses for 2006 were $95.7 million, or 36% of revenues, compared to $81.8 million, or 35% of revenues, for 2005. Operating costs and expenses increased $13.9 million, or 17%, in 2006 compared to 2005. The increase in operating costs and expenses was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense. Operating costs and expenses would have been $884,000 higher in 2006 had foreign currency exchange rates remained the same as they were in 2005. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $468,000 and selling, general and administrative expenses by $1.9 million for the recognition of share-based compensation expense in 2006.
     Optical Components Group. Operating costs and expenses for 2006 were $18.5 million, or 20% of revenues, compared to $14.9 million, or 30% of revenues, for 2005. Operating costs and expenses increased $3.6 million, or 24%, in 2006 compared to 2005. Operating costs and expenses increased across all expense categories, but decreased significantly as a percentage of revenue, which benefited from the increased sales volume, particularly from FTTP products. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $307,000 and selling, general and administrative expenses by $452,000 for the recognition of share-based compensation expense in 2006.

     Development Stage Enterprise Group. Operating costs and expenses for 2006 were $1.6 million compared to $1.7 million for 2005. Operating costs and expenses decreased $163,000, or 9%, in 2006 compared to 2005. We attribute the decrease in operating costs and expenses to our cost saving efforts to align these costs with current development activities.
   Operating Income (Loss)
     The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2006	2005	Change	Change	Currency (2)

Networking group	$(1,116)	$2,300	$(3,416)	(149)%	(137)%
Optical components group	(705)	(9,313)	8,608	(92)	(94)
Development stage enterprise group	(1,558)	(1,721)	163	(9)	(9)

	(3,379)	(8,734)	5,355	(61)	(66)
Adjustments (1)	(117)	—	(117)	NM	NM

Total	$(3,496)	$(8,734)	$5,238	(60)%	(65)%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     We reported an operating loss of $3.5 million, or 1% of revenues, for 2006 compared to an operating loss of $8.7 million, or 3% of revenues, for 2005, an improvement in our results of $5.2 million in 2006 compared to 2005. This improvement in our results was primarily the result of the increase in our gross profit and the decrease of operating expenses as a percentage of revenue. Operating loss would have been $417,000 less in 2006 had foreign currency exchange rates remained the same as they were in 2005. In 2006, our operating income was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which decreased our operating income by $3.4 million for the recognition of share-based compensation expense.
     Networking Group. Our networking group reported an operating loss totaling $1.1 million for 2006, compared to operating income of $2.3 million for 2005, a decrease of $3.4 million. This decrease was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense of $2.5 million, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006. Operating loss would have been $275,000 less in 2006 had foreign currency exchange rates remained the same as they were in 2005.
     Optical Components Group. Our optical components group reported an operating loss of $705,000, or 1% of revenues, for 2006, compared to an operating loss of $9.3 million, or 18% of revenues, for 2005. Our operating loss improved $8.6 million, or 92%, in 2006 compared to 2005. The improvement in our operating loss was the result of the increased gross profit, partially offset by the increase in operating costs and expenses. Our operating loss was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which decreased our operating income by $1 million for the recognition of share-based compensation expense in 2006. Operating loss would have been $141,000 less in 2006 had foreign currency exchange rates remained the same as they were in 2005.

     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.6 million for 2006 as compared to $1.7 million for 2005. Our operating loss improved $163,000, or 9%, in 2006 compared to 2005. The improvement was the result of a reduction in spending for operating costs and expenses.
   Interest Expense and Other Income, Net
     Interest expense was $3.5 million and $4.2 million for 2006 and 2005, respectively. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $5.0 million and $2.0 million for 2006 and 2005, respectively, an increase of $2.9 million, or 146%. The increase in interest income was a result of higher yields on investments in 2006 compared to 2005 and incremental interest on the $69.9 million net proceeds from the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors, which was completed in March 2006. Gains on the disposition of assets were $467,000 and $37,000 in 2006 and 2005, respectively, an increase of $430,000.
   Provision for Income Taxes
     The provision for income taxes for 2006 was $3.9 million as compared to $5.8 million for 2005. During 2006, we reduced the valuation allowance relating to $1.6 million of deferred income tax assets of a foreign subsidiary that previously had a full valuation allowance recorded against those deferred income tax assets, since the foreign subsidiary’s recent income and expected future taxable income, had caused us to conclude that the subsidiary’s deferred income tax assets will be realized.. During 2005, we recorded an additional valuation allowance against certain deferred income tax assets associated with foreign jurisdictions. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.
   Tax Loss Carryforwards
     As of December 31, 2006, we had NOLs of approximately $171.8 million for federal income tax purposes and approximately $214.4 million for state income tax purposes. We also had capital loss carryforwards totaling $262.0 million as of December 31, 2006, which begin to expire in 2007. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of our contemplated issuance of shares pursuant to the Fiberxon transaction. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited.

Year Ended December 31, 2005 (“2005”) Compared
to Year Ended December 31, 2004 (“2004”)
   Revenue
     The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2005	2004	Change	Change	Currency (2)
| | | | |
Networking group	$236,782	$227,192	$9,590	4%	4%
Optical components group	50,446	46,431	4,015	9	6
Development stage enterprise group	—	—	—	—	—

	287,228	273,623	13,605	5	5
Adjustments (1)	(3,530)	(1,965)	(1,565)	NM	NM

Total	$283,698	$271,658	$12,040	4%	4%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     The following table sets forth, for the periods indicated, revenues by groups of similar products by geographical region (dollars in thousands):

For the year ended December 31:	2005	2004	$ Change	% Change

Network equipment (1):
Americas	$38,499	$34,547	$3,952	11%
Europe	43,146	43,608	(462)	(1)
Asia Pacific	4,151	3,901	250	6
Other regions	295	2,589	(2,294)	(89)

Total network equipment	86,091	84,645	1,446	2

Network integration (2):
Europe	150,687	142,541	8,146	6

Total network integration	150,687	142,541	8,146	6

Fiber optic components (3):
Americas	34,824	29,189	5,635	19
Europe	4,296	5,872	(1,576)	(27)
Asia Pacific	7,518	9,271	(1,753)	(19)
Other regions	282	140	142	101

Total fiber optic components	46,920	44,472	2,448	6

Total	$283,698	$271,658	$12,040	4%

(1)	Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution.

(2)	Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution.

(3)	Fiber optic components revenue primarily consists of fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs, that are not sold as part of MRV’s network equipment or network integration solutions.
     Revenues for 2005 increased $12.0 million, or 4%, to $283.7 million from $271.7 million for 2004. Geographically, revenues in the Americas increased $9.6 million, or 15%, to $73.3 million for 2005 from $63.7 million for 2004, which was largely due to shipments of our fiber optic components for FTTP deployments and our MRV network equipment. Revenues in Europe increased $6.1 million, or 3%, to $198.1 million for 2005 from $192.0 million in 2004, which was primarily a result of increased revenue from our network integration and distribution activities in Italy. The impact of foreign currency did not have a significant impact on the year-over-year increase in revenues.
     Networking Group. Revenues, including intersegment revenues, generated from our networking group increased $9.6 million, or 4%, to $236.8 million for 2005 as compared to $227.2 million for 2004. External network equipment revenues increased $1.4 million, or 2%, to $86.1 million for 2005 from $84.6 million for 2004. External network integration revenues increased $8.1 million, or 6%, to $150.7 million for 2005 from $142.5 million for 2004, which was due primarily to increased revenue from our network integration and distribution activities in Italy. The impact of foreign currency did not have a significant impact on the year-over-year increase in revenues.
     Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $4.0 million, or 9%, to $50.4 million for 2005 as compared to $46.4 million for 2004. Approximately 59% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. Shipments of FTTP products for 2005 totaled approximately $29.6 million, compared to $24.1 million for 2004. The impact of foreign currency did not have a significant impact on the year-over-year increase in revenues.
     Development Stage Enterprise Group. No revenues were generated by this group for 2005 and 2004.

   Gross Profit
     The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2005	2004	Change	Change	Currency (1)

Networking group	$84,122	$85,333	$(1,211)	(1)%	(1)%
Optical components group	5,597	6,473	(876)	(14)	(17)
Development stage enterprise group	—	—	—	—	—

Total	$89,719	$91,806	$(2,087)	(2)%	(2)%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Gross profit decreased $2.1 million, or 2%, to $89.7 million for 2005 from $91.8 million for 2004. Our gross margin decreased to 32% for 2005, as compared to 34% for 2004. The decrease in gross margin was primarily from the increase in sales of fiber optic components that yield in gross margins that are lower than the company wide average. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit.
     Networking Group. Gross profit for our networking group was $84.1 million for 2005 compared to $85.3 million for 2004, a decrease of $1.2 million. Gross margins decreased to 36% in 2005 compared to 38% in 2004. The decrease in gross margins was due to the composition of products sold. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit.
     Optical Components Group. Gross profit for 2005 was $5.6 million, compared to $6.5 million for 2004, a decrease of $876,000. Our optical components group gross margin decreased to 11% for 2005, as compared to gross margin of 14% for 2004. The decrease in gross margin in 2005 was partially the result of our agreement with certain customers, primarily purchasing FTTP components, to reduce prices, which for the short-term meant we realized lower gross profit, with the expectation that this decision to reduce the prices of our FTTP components in the short-term would help in our effort to secure a leadership position in this market for the long term. In an effort to improve gross margins, we continued our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China which we expected to continue to result in savings in direct labor costs in manufacturing. In the fourth quarter of 2005, we achieved gross margins of 20% in our optical components group, which we believe is a result of these operational changes. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit.
     Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2005 and 2004.

   Operating Costs and Expenses
     The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2005	2004	Change	Change	Currency (1)
| | | | |
Networking group	$81,822	$80,587	$1,235	2%	2%
Optical components group	14,910	16,313	(1,403)	(9)	(10)
Development stage enterprise group	1,721	2,094	(373)	(18)	(18)

Total	$98,453	$98,994	$(541)	(1)%	(1)%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Operating costs and expenses were $98.5 million, or 35% of revenues, for 2005, compared to $99.0 million, or 36% of revenues, for 2004. Operating costs and expenses decreased by $541,000 in 2005 compared to 2004, despite increasing revenue year-over-year. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses.
     Networking Group. Operating costs and expenses for 2005 were $81.8 million, or 35% of revenues, compared to $80.6 million, or 35% of revenues, for 2004. Operating costs and expenses increased $1.2 million, or 2%, in 2005 compared to 2004. The increase in operating costs and expenses is the result of an increase in the investment in product development and engineering expenses, primarily for defense-related development, and increased sales and marketing expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses.
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
     Development Stage Enterprise Group. Operating costs and expenses for 2005 were $1.7 million, compared to $2.1 million for 2004. Operating costs and expenses decreased $373,000, or 18%, in 2005 compared to 2004. We attribute the decrease in operating costs and expenses to our cost saving efforts, which mainly consisted of significant headcount reductions to align these costs with current development activities.

   Operating Income (Loss)
     The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the year ended December 31:	2005	2004	Change	Change	Currency (1)
| | | | |
Networking group	$2,300	$4,746	$(2,446)	(52)%	(51)%
Optical components group	(9,313)	(9,840)	527	(5)	(5)
Development stage enterprise group	(1,721)	(2,094)	373	(18)	(18)

Total	$(8,734)	$(7,188)	$(1,546)	22%	22%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     We reported an operating loss of $8.7 million, or 3% of revenues, for 2005 compared to an operating loss of $7.2 million, or 3% of revenues, for 2004, a decrease in our results of $1.5 million in 2005 compared to 2004. The decrease was the result of the decrease in our gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating income (loss).
     Networking Group. Our networking group reported operating income totaling $2.3 million for 2005, compared to $4.7 million for 2004, a decrease of $2.4 million. This decrease was the result of the decrease in our gross profit and an increase in operating costs and expenses The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating income.
     Optical Components Group. Our optical components group reported an operating loss of $9.3 million, or 18% of revenues, for 2005, compared to an operating loss of $9.8 million, or 21% of revenues, for 2004. Our operating loss improved $527,000, or 5%, in 2005 compared to 2004. The improvement in our operating loss was the result of the decrease in operating costs and expense, partially offset by a reduction in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating income (loss).
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.7 million for 2005 as compared to $2.1 million for 2004. Our operating loss improved $373,000, or 18%, in 2005 compared to 2004. The improvement was the result of a reduction in spending for operating costs and expenses.
   Interest Expense and Other Income, Net
     Interest expense was $4.2 million and $3.1 million for 2005 and 2004, respectively. The increase in interest expense was primarily due to additional interest expense recognized of $926,000 in 2005 for fluctuations in the fair value of certain interest rate swaps utilized by one of our foreign offices along with a higher average interest rate on variable interest debt compared to 2004. Other income, net principally includes interest income on cash and investments and gains (losses) on foreign currency transactions totaling $2.4 million and $2.7 million for 2005 and 2004, respectively.

  Provision for Income Taxes
     The provision for income taxes for 2005 was $5.8 million, compared to $3.0 million for 2004. The increase in provision for income tax in 2005 versus 2004 was primarily due to increases in income in various jurisdictions where we pay income tax. During 2005, we recorded an additional valuation allowance against certain deferred income tax assets associated with foreign jurisdictions. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.
Recently Issued Accounting Standards
     For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 of Notes to Financial Statements included elsewhere in this report.
Liquidity and Capital Resources
     We had cash and cash equivalents of $91.7 million as of December 31, 2006, an increase of $23.7 million from the cash and cash equivalents of $68.0 million we had as of December 31, 2005. The increase in cash and cash equivalents was primarily the result of the net proceeds we received from the issuance and sale of our common stock in a private placement to institutional investors that we completed in March 2006, partially offset by investments in marketable securities and cash used in operations. The increase in cash and cash equivalents was partially offset by our purchase of marketable securities, cash we used in our operations, the timing of cash collections from customers, cash we used to procure necessary raw materials and components to build our inventories for products we expect to ship in the future, cash we used to satisfy vendor obligations and net payments on short-term and long-term obligations. The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (dollars in thousands):

	December 31,	December 31,
At:	2006	2005

Cash
Cash and cash equivalents	$91,722	$67,984
Short-term marketable securities	25,864	—
Time deposits	821	1,475

	118,407	69,459

Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations (1)	26,289	30,378
Long-term debt	88	284

	49,377	53,662

Excess cash versus debt	$69,030	$15,797

Ratio of cash versus debt (2)	2.4:1	1.3:1

(1)	Includes current maturities of long-term debt.

(2)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.

  Working Capital
     Working capital means the difference between current assets and current liabilities at particular points in time. The following table illustrates our working capital position (dollars in thousands):

	December 31,	December 31,
At:	2006	2005

Current assets	$289,514	$212,842
Current liabilities	116,927	113,328

Working capital	$172,587	$99,514

Current ratio (1)	2.5:1	1.9:1

(1)	Determined by dividing total “current assets” by total “current liabilities,” in each case as reflected in the table.
     Current assets increased $76.7 million primarily as a result of increases in cash and cash equivalents, short-term marketable securities and inventories. The increase in cash and cash equivalents and short-term marketable securities was primarily the result of the net proceeds from our March 2006 private placement of our common stock. Fluctuations in current assets typically result from the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
     Current liabilities increased $3.6 million primarily as a result of increases in accounts payable, deferred revenue and other current liabilities, partially offset by the decrease in short-term obligations. Fluctuations in current liabilities typically result from the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred revenue, income tax liabilities and the effects of changes in foreign currencies.
  Cash Flow
     The following table sets forth, for the periods indicated, certain cash flow data from our Statements of Cash Flows (dollars in thousands):

For the year ended December 31:	2006	2005

Net cash provided by (used in):
Operating activities	$(11,722)	$(20,307)
Investing activities	(30,695)	1,712
Financing activities	65,484	10,933
Effect of exchange rate changes on cash and cash equivalents	671	(1,580)

Net change in cash and cash equivalents	$23,738	$(9,242)

     Cash Flows Related to Operating Activities. Cash used in operating activities was $11.7 million for the year ended December 31, 2006, compared to cash used in operating activities of $20.3 million for same period last year. Cash used in operating activities was a result of our net loss of $5.5 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes and gains on the disposition of fixed assets. In 2006, decreases in accounts receivable and increases in other current liabilities positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in inventories and other assets. The decrease in accounts receivable resulted from the timing of customer payments and collection efforts. The increase in inventories was primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
     Cash Flows Related to Investing Activities. Cash used in investing activities was $30.7 million for the year ended December 31, 2006, compared to cash provided by investing activities totaling $1.7 million for the same period last year. Cash used in investing activities for 2006 was primarily the result of capital expenditures and the purchase of short-term marketable securities. As of December 31, 2006, we had no plans for major capital expenditures. Cash flows provided by investing activities for the prior period resulted from the maturity of marketable securities, partially offset by cash used for capital expenditures.
     Cash Flows Related to Financing Activities. Cash flows provided by financing activities were $65.5 million for the year ended December 31, 2006, as compared to cash flows provided by financing activities of $10.9 million for the same period last year. Cash provided by financing activities was primarily the result of net proceeds from our issuance of common stock, the exercise of employee stock options, and changes in other long-term liabilities, partially offset by net payments on short-term and long-term obligations. Cash flows provided by financing activities for the prior period represent the net proceeds from the exercise of employee stock options, changes in other long-term liabilities, and net cash received on short-term borrowings.
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

  Contractual Cash Obligations
     The following table illustrates our total contractual cash obligations as of December 31, 2006 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	3 – 5 Years	Years

Short-term obligations	$26,090	$26,090	$—	$—	$—
Long-term debt	287	199	88	—	—
5% convertible notes due June 2008	23,000	—	23,000	—	—
Unconditional purchase obligations	9,177	9,155	—	—	22
Operating leases	25,977	6,076	8,559	5,318	6,024

Total contractual cash obligations	$84,531	$41,520	$31,647	$5,318	$6,046

     Our total contractual cash obligations as of December 31, 2006, were $84.5 million, of which, $41.5 million are due by December 31, 2007. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due in June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
     The table above does not reflect approximately $17 million of purchase consideration that will be paid to the shareholders of Fiberxon upon closing of the Fiberxon acquisition as well as the deferred consideration payment of approximately $31.5 million to be paid in cash and/or shares, or a combination thereof, that will be paid to the shareholders of Fiberxon within 18 months of the closing of the Fiberxon acquisition, or sooner upon the occurrence of certain acceleration events. For further details on the announced Fiberxon acquisition, please see Note 17, “Subsequent Events” included in the “Notes to Financial Statements” appearing elsewhere in this Form 10-K
     We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months. Additionally, we also believe that our cash on hand and cash flows from operations will be sufficient to satisfy our cash obligations to the Fiberxon shareholders upon the closing of the announced Fiberxon acquisition and to, thereafter, support the Fiberxon operations for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate.

     We are limited in the amount of debt financing we may obtain and the price per share of our common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For additional information on these limitations and other restrictions of our 5% convertible notes due June 2008, including our ability to incur indebtedness, see the Risk Factors under Item 1A of Part I of this Report under the captions entitled “Our 2003 Notes Provide for Various Events of Default That Would Entitle the Holder to Require Us to Repay Upon its Demand the Outstanding Principal Amount, Plus Accrued and Unpaid Interest. If We Complete the Acquisition of Fiberxon Without Waivers from the Holder We Will be in Default.” and “If Our Cash Flow Significantly Deteriorates In the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.” Even if not restricted under our 2003 Convertible Notes, if we seek financing through issuance(s) of additional equity securities, we may limit our ability to use available net operating loss and capital loss carryforwards if, by doing so, such issuances separately, or considered with other stock issuances we have made or make within a three-year period (including issuances of our shares that we make in connection our acquisition of Fiberxon if that transaction is successfully consummated) results in an “ownership change” within the meaning of Internal Revenue Code section 382. For additional information on the potential limitations on our use of net operating loss and capital loss carryforwards available to us at December 31, 2006, see the Risk Factor under Item 1A of Part I of this Report under the caption “Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products and the market acceptance of our products.
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

     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of December 31, 2006, through a foreign office, we had two interest rate swap contracts outstanding. The economic purpose of these interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations. Unrealized gains on these interest swap contracts for the year ended December 31, 2006 were approximately $161,000 and unrealized losses for the year ended December 31, 2005 were approximately $926,000, and have been included in interest expense in the accompanying Statements of Operations.
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
     Through certain foreign offices, and from time-to-time, we enter into foreign exchange contracts in an effort to protect economically currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of December 31, 2006, we did not have any foreign exchange contracts outstanding.
     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At December 31, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2005.
     We incurred approximately 43% of our operating expenses in currencies other than the U.S. dollar during the year ended December 31, 2006. In general, these currencies were weaker against the U.S. dollar for the year ended December 31, 2006 compared to the same period last year, so revenues and expenses in these countries translated into fewer dollars than they would have in 2005. For 2006, we had approximately:
•	$24.9 million of operating expenses that were settled in the euro;

•	$11.4 million of operating expenses that were settled in Swiss francs;

•	$7.3 million of operating expenses that were settled in Swedish krona; and

•	$5.7 million of operating expenses settled in the Taiwan dollar.
     Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2006, our costs would have increased approximately:
•	$2.5 million related to expenses settled in euros;

•	$1.1 million related to expenses settled in Swiss francs;

•	$729,000 in expenses settled in Swedish kronas; and

•	$567,000 in expenses settled in the Taiwan dollar.

     The following table indicates, for the periods indicated, the U.S. dollar equivalent of material amounts of currencies included in cash and cash equivalents (in thousands):

For the year ended December 31:	2006	2005

U.S. dollars	$77,442	$57,900
Euros	4,304	3,894
Swiss francs	5,787	2,987
Swedish kronas	2,172	2,511
Taiwan dollars	2,017	692

Total cash and cash equivalents	$91,722	$67,984

     Fluctuations in currency exchange rates of the above or other foreign currencies we hold to the U.S. dollar would have a corresponding impact on the U.S. dollar equivalent of such currencies included in the cash and cash equivalents reported our financial statements from period to period. Additionally, after the closing of the announced acquisition of Fiberxon, we will be further exposed to fluctuations in the RMB compared to the U.S. dollar as Fiberxon’s principle operations are conducted in China.
     Inflation. We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. However, in view of our recent expansion of operations in Taiwan, Israel, China (through contract manufacturers and our announced acquisition of Fiberxon) and other countries, which have experienced and expect to experience greater inflation than the United States, there can be no assurance that inflation will not have a material adverse effect on our operating results in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of MRV Communications, Inc.
     We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. (and subsidiaries) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. (and subsidiaries) as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 2 to the consolidated financial statements, MRV Communications, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MRV Communications, Inc.’s (and subsidiaries) internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Woodland Hills, California
February 28, 2007

MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

For the year ended December 31:	2006	2005	2004

Revenue	$356,489	$283,698	$271,658
Cost of goods sold	244,207	193,979	179,852

Gross profit	112,282	89,719	91,806

Operating costs and expenses:
Product development and engineering	28,187	26,051	24,949
Selling, general and administrative	87,539	72,402	74,045
Impairment of goodwill and other intangibles	52	—	—

Total operating costs and expenses	115,778	98,453	98,994

Operating loss	(3,496)	(8,734)	(7,188)

Interest expense	(3,540)	(4,207)	(3,141)
Other income (expense), net	5,386	2,416	2,685

Loss before income taxes	(1,650)	(10,525)	(7,644)

Provision for income taxes	3,865	5,774	3,036

Net loss	$(5,515)	$(16,299)	$(10,680)

Net loss per share:
Basic and diluted	$(0.05)	$(0.16)	$(0.10)

Weighted average number of shares:
Basic and diluted	120,902	104,350	104,793

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

At December 31:	2006	2005

Assets
Current assets:
Cash and cash equivalents	$91,722	$67,984
Short-term marketable securities	25,864	—
Time deposits	821	1,475
Accounts receivable, net	95,244	92,466
Inventories	61,361	42,216
Deferred income taxes	895	873
Other current assets	13,607	7,828

Total current assets	289,514	212,842
Property and equipment, net	14,172	14,065
Goodwill	36,348	33,656
Deferred income taxes	1,460	136
Other assets	4,728	4,478

	$346,222	$265,177

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$26,289	$30,378
Accounts payable	47,384	45,372
Accrued liabilities	29,704	29,272
Deferred revenue	7,624	6,076
Other current liabilities	5,926	2,230

Total current liabilities	116,927	113,328
Convertible notes	23,000	23,000
Other long-term liabilities	7,295	6,694
Minority interest	5,248	5,151
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 126,860 shares in 2006 and 105,849 shares in 2005
Outstanding — 125,507 shares in 2006 and 104,496 shares in 2005	213	177
Additional paid-in capital	1,231,941	1,156,209
Accumulated deficit	(1,036,924)	(1,031,409)
Treasury stock — 1,353 shares in 2006 and 2005	(1,352)	(1,352)
Accumulated other comprehensive loss	(126)	(6,621)

Total stockholders’ equity	193,752	117,004

	$346,222	$265,177

The accompanying notes are an integral part of these balance sheets.

MRV Communications, Inc.
Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Expense	Deficit	Stock	Income (Loss)	Total

Balance, Dec. 31, 2003	105,441	$179	$1,154,869	$(200)	$(1,004,430)	$(1,352)	$(3,572)	$145,494
Exercise of stock options and warrants	381	—	614	—	—	—	—	614
Retirement of common stock	(1,749)	(3)	3	—	—	—	—	—
Forfeited stock options	—	—	(12)	—	—	—	—	(12)
Amortization of deferred stock expense	—	—	—	200	—	—	—	200
Comprehensive income (loss):
Net loss	—	—	—	—	(10,680)	—	—	(10,680)
Translation adjustment	—	—	—	—	—	—	7,725	7,725

Comprehensive loss								(2,955)

Balance, Dec. 31, 2004	104,073	176	1,155,474	—	(1,015,110)	(1,352)	4,153	143,341
Exercise of stock options and warrants	323	1	573	—	—	—	—	574
Issuance of common stock	100	—	162	—	—	—	—	162
Comprehensive income (loss):
Net loss	—	—	—	—	(16,299)	—	—	(16,299)
Net unrealized investment gains (losses)	—	—	—	—	—	—	(7)	(7)
Translation adjustment	—	—	—	—	—	—	(10,767)	(10,767)

Comprehensive loss								(27,073)

Balance, Dec. 31, 2005	104,496	177	1,156,209	—	(1,031,409)	(1,352)	(6,621)	117,004
Exercise of stock options and warrants	1,153	2	2,459	—	—	—	—	2,461
Issuance of common stock	19,858	34	69,831	—	—	—	—	69,865
Share-based compensation expense	—	—	3,442	—	—	—	—	3,442
Comprehensive income (loss):
Net loss	—	—	—	—	(5,515)	—	—	(5,515)
Net unrealized investment gains (losses)	—	—	—	—	—	—	4	4
Translation adjustment	—	—	—	—	—	—	6,491	6,491

Comprehensive income								980

Balance, Dec. 31, 2006	125,507	$213	$1,231,941	$—	$(1,036,924)	$(1,352)	$(126)	$193,752

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the year ended December 31:	2006	2005	2004

Cash flows from operating activities:
Net loss	$(5,515)	$(16,299)	$(10,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other noncash items	5,446	7,086	8,239
Share-based compensation expense	3,442	162	188
Provision for doubtful accounts	1,225	748	1,367
Deferred income taxes	(1,346)	1,276	199
(Gain) loss on disposition of property and equipment	(467)	(37)	235
Gain on sale of equity method investment	(50)	—	—
Minority interests’ share of income	98	24	27
Impairment of goodwill and other intangibles	52	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	666	60	(148)
Accounts receivable	3,743	(21,569)	(9,633)
Inventories	(15,849)	(3,626)	(6,465)
Other assets	(5,260)	(777)	(3,143)
Accounts payable	(1,518)	6,437	(3,602)
Accrued liabilities	(952)	3,483	1,486
Deferred revenue	1,189	1,873	802
Other current liabilities	3,374	852	(458)

Net cash used in operating activities	(11,722)	(20,307)	(21,586)

Cash flows from investing activities:
Purchases of property and equipment	(5,454)	(3,351)	(2,737)
Proceeds from sale of property and equipment	509	94	597
Proceeds from sale of equity method investment	100	—	—
Purchases of investments	(43,750)	(1,218)	(21,050)
Proceeds from sale or maturity of investments	17,950	6,277	22,903
Purchase of minority interest	(50)	(90)	—

Net cash provided by (used in) investing activities	(30,695)	1,712	(287)

Cash flows from financing activities:
Net proceeds from issuance of common stock	72,326	574	614
Borrowings on short-term obligations	107,331	46,118	59,042
Payments on short-term obligations	(114,162)	(37,519)	(54,582)
Borrowings on long-term obligations	—	624	—
Payments on long-term obligations	(340)	(121)	(88)
Other long-term liabilities	329	1,257	1,336

Net cash provided by financing activities	65,484	10,933	6,322

Effect of exchange rate changes on cash and cash equivalents	671	(1,580)	5,175

Net increase (decrease) in cash and cash equivalents	23,738	(9,242)	(10,376)

Cash and cash equivalents, beginning of year	67,984	77,226	87,602

Cash and cash equivalents, end of year	$91,722	$67,984	$77,226

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes to Financial Statements
December 31, 2006
1. Description of Business
     MRV Communications, Inc, (a Delaware corporation, “MRV” or the “Company”) designs, manufactures, sells, distributes, integrates and supports communication equipment and services, and optical components. MRV conducts its business along three principal segments: the networking group, the optical components group and the development stage enterprise group. MRV’s networking business provides equipment used by commercial customers, governments and telecommunications service providers, and includes switches, routers, physical layer products and out-of-band management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. MRV’s optical components business provides optical communications components for metropolitan, access and Fiber-to-the-Premises applications, through its wholly-owned subsidiary Luminent, Inc. MRV’s development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet. MRV markets and sells its products worldwide through a variety of channels, including a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators. MRV also has operations in Europe that provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as internally developed and manufactured products.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying financial statements include the accounts of MRV and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of related development stage enterprises when it has effective control, voting control or has provided the entity’s working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.
Foreign Currency
     Transactions originally denominated in other currencies are converted into U.S. dollars in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Increases or decreases in the resulting assets or liabilities, which are denominated in a foreign currency, are recorded as foreign currency gains and losses and are included in other income (expense) in determining net income (loss).
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
Cash, Cash Equivalents and Time Deposits
     MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Time deposits of $821,000 and $1.5 million as of December 31, 2006 and 2005, respectively, are restricted by short-term obligations.
Marketable Securities
     MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of December 31, 2006 and 2005. Marketable securities mature at various dates through 2007.
     Marketable securities consisted of the following (in thousands):

At December 31:	2006	2005

U.S. government issues	$8,131	$—
State and local government issues	1,500	—
Corporate issues	14,751	—
Foreign government issues	1,482	—

Total	$25,864	$—

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

     As of December 31, 2006, 2005 and 2004, the allowance for doubtful accounts totaled $6.6 million, $6.2 million, and $9.4 million, respectively. Additional provisions for the allowance for doubtful accounts totaled $1.2 million, $748,000, and $1.4 million and for the years ended December 31, 2006, 2005 and 2004, respectively. Write-offs against the allowance for doubtful accounts totaled $835,000, $2.9 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2005 and 2004, $1.1 million and $1.6 million, respectively, of the allowance for doubtful accounts was reduced based on period-end assessments of required allowances and has been included in the accompanying Statements of Operations in the period in which such determination was made.
Inventories
     Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. At each balance sheet date, MRV evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. In order to state inventory at lower of cost or market, MRV maintains reserves against its inventory. If future demand or market conditions are less favorable than MRV’s projections, a write-down of inventory may be required, and would be reflected in Cost of Goods Sold in the period the revision is made.
     Inventories consisted of the following (in thousands):

At December 31:	2006	2005

Raw materials	$10,848	$8,471
Work-in process	17,811	9,682
Finished goods	32,702	24,063

Total	$61,361	$42,216

Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty-three years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income (expense), net in the accompanying Statements of Operations.

     Property and equipment consisted of the following (in thousands):

At December 31:	2006	2005

Property and equipment, at cost
Land	$60	$54
Building	3,892	3,465
Machinery and equipment	41,387	39,630
Furniture and fixtures	6,232	5,635
Computer hardware and software	18,396	18,321
Leasehold improvements	5,047	5,747
Construction in progress	1,356	590

	76,370	73,442
Less – accumulated depreciation and amortization	(62,198)	(59,377)

Total	$14,172	$14,065

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
Investments
     MRV accounts for its investments in unconsolidated entities (see Note 2, Principles of Consolidation) under the provisions of Accounting Principles Board Opinions (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and related interpretations. Unconsolidated investments, for which MRV does not have the ability to exercise significant influence over operating and financial policies, are accounted for under the cost method. Those investments, for which MRV does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. In general, all investments in which MRV owns greater than 20% of the voting stock are accounted for under the equity method. Cost and equity method investments totaled $3.0 million and $3.1 million as of December 31, 2006 and 2005, respectively, and are included in non-current other assets in the accompanying Balance Sheets.
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

Impairment of Long-Lived Assets
     MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired (See Goodwill and Other Intangibles above and Note 3, Goodwill and Other Intangible Assets, for policy regarding impairment of goodwill and other intangible assets). MRV considers events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on MRV’s weighted average costs of capital, which represents the blended after-tax costs of debt and equity. There were no impairment losses on tangible assets recorded for the years ended December 31, 2006, 2005 and 2004.
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
Liability for Severance Pay
     Under the laws of certain foreign jurisdictions, the Company is obligated to make severance payments to employees in those foreign jurisdictions on the basis of factors such as, but not limited to, each employee’s current salary and length of employment. The liability for severance pay is calculated as the amount that the Company would be required to pay if every employee were to separate as of the end of the period, which is recorded as part of other long-term liabilities.
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

Sales and Marketing
     Sales and marketing costs, which include advertising costs, are charged to expense as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising and tradeshow costs were $2.0 million, $1.8 million and $1.7 million, respectively.
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
Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and warrants and the shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (“2003 Notes”).
     SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of income tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce income taxes payable are assumed to be used to repurchase shares.
     For the years ended December 31, 2006, 2005 and 2004 there was no difference between the basic and diluted weighted average shares outstanding. Outstanding stock options and warrants to purchase 11.7 million, 11.4 million and 11.0 million shares for the years 2006, 2005 and 2004, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with the 2003 Notes were not included in the computation of diluted net loss per share as they were anti-dilutive.
Share-Based Compensation
     As discussed in Note 13, “Share-Based Compensation,” the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV’s best estimates. Those estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 13 for a further discussion on stock-based compensation and assumptions used.

Recently Issued Accounting Standards
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
     MRV adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of 2006. In accordance with that transition method, MRV has not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). MRV has selected the Black-Scholes option-pricing model as an appropriate method for determining the estimated fair value of all the Company’s awards as required by SFAS No. 123(R). Compensation expense for all share-based equity awards are being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123(R) had a material impact on MRV’s consolidated financial statements for the year ended December 31, 2006, and is expected to continue to materially impact MRV’s financial statements in the foreseeable future. See Note 13, “Share-Based Compensation” for more information on the impact of the new standard.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R). SFAS No. 123(R) requires a company to calculate the pool of excess income tax benefits available to absorb income tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. MRV has elected to use the guidance in FSP FAS 123(R)-3 to calculate its APIC Pool. FSP FAS 123(R)-3 is effective immediately. The adoption of the FSP did not have a material effect on MRV’s financial condition, its results of operations or liquidity.

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of income tax positions taken or expected to be taken on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. MRV is currently evaluating whether the adoption of FIN 48 will have a material effect on its financial condition, its results of operations or liquidity.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS No. 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. SFAS No. 158 is effective for MRV’s year ending after December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year-end, which is effective for the year ended December 31, 2008. The adoption of this pronouncement as of December 31, 2006, did not have a material effect on MRV’s financial condition, its results of operations or liquidity.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of this pronouncement as of December 31, 2006, did not have a material effect on MRV’s financial condition, its results of operations or liquidity.
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. MRV is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, its results of operations or liquidity.

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
     The following table summarizes the changes in carrying value of goodwill during the periods presented (in thousands):

	2006	2005	2004

Beginning balance (1)	$33,656	$37,747	$35,331
Purchase of Minority Interest	39	90	—
Impairment	(52)	—	—
Foreign currency translation	2,705	(4,181)	2,416

Total	$36,348	$33,656	$37,747

(1)	Reclassified to conform with 2006 presentation.
     The following table summarizes MRV’s goodwill balances (in thousands):

At December 31:	2006	2005

Gross carrying amount	$108,630	$104,223
Accumulated amortization	(72,282)	(70,567)

Total	$36,348	$33,656

4. Restructuring Costs
     During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $168,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay through cash on-hand through August 2007.

5. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

At December 31:	2006	2005

Payroll and related	$12,010	$12,327
Product warranty	2,291	2,328
Other	15,403	14,617

Total	$29,704	$29,272

6. Income Taxes
     The provision for income taxes is as follows (in thousands):

For the year ended December 31:	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	—	151
Foreign	5,211	4,498	3,084

	5,211	4,498	3,235

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,346)	1,276	(199)

	(1,346)	1,276	(199)

Total	$3,865	$5,774	$3,036

     The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

For the year ended December 31:	2006	2005	2004

Income tax provision (benefit, at statutory federal rate)	(34)%	(34)%	(34)%
State and local income taxes, net of federal income taxes effect	(2)%	(1)%	(6)%
Credits	(57)%	(9)%	(14)%
Permanent differences	5%	0%	1%
Foreign taxes at rates different than domestic rates	42%	(6)%	(10)%
Change in valuation allowance	280%	101%	103%

Total	234%	51%	40%

     The components of deferred income taxes are as follows (in thousands):

At December 31:	2006	2005

Allowance for doubtful accounts	$1,548	$1,520
Inventory reserve	6,763	6,962
Accrued liabilities	3,002	2,828
Other	4,091	3,185

	15,404	14,495
Valuation allowance	(14,509)	(13,622)

Net short-term deferred income tax assets	895	873

Net operating losses	102,380	103,232
Tax credits	9,688	9,071
Depreciation and amortization	3,108	3,776
Investments	174	58
Capital loss carryforwards	99,477	96,755
Other	2,011	2,163

	216,838	215,055
Valuation allowance	(215,378)	(214,919)

Net long-term deferred income tax assets	1,460	136

Total	$2,355	$1,009

     MRV records valuation allowances against its deferred income tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred income tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, MRV assesses the likelihood that its deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, MRV establishes a valuation allowance against its deferred income tax asset, which increases its income tax expense in the period such determination is made. During 2006 and 2005, MRV recorded an additional valuation allowance totaling $1.3 million and $34.6 million, respectively against additional deferred income tax assets, principally domestic net operating losses and unrealized income tax credits due to a history of domestic net losses. During 2006, MRV reduced the valuation allowance relating to $1.6 million of deferred income tax assets of a foreign subsidiary that previously had a full valuation allowance recorded against those deferred income tax assets, since the foreign subsidiary’s recent income and expected future taxable income, had caused management to conclude that the subsidiary’s deferred income tax assets will be realized. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized.
     As of December 31, 2006, MRV had federal and state net operating loss carryforwards available of $171.8 million and $214.4 million, respectively. For the year ended December 31, 2006, MRV federal and state net operating loss carryforwards increased by $10.8 million and $17.8 million, respectively. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2026 and 2016, respectively. As of December 31, 2006, MRV had federal and state income tax credits of $5.4 million and $4.5 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2019 and 2008, respectively. Capital loss carryforwards totaling $262.0 million as of December 31, 2006, begin to expire in 2007.

     In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for an income tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit expired in 2006. Due to operating losses at this subsidiary, no income tax benefit was received for any of the years ended December 31, 2006, 2005 and 2004.
     MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2006, MRV had approximately $23.9 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon MRV’s expectations of the future cash needs of its foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.
     In the event actual cash needs of MRV’s U.S. entities exceeds its current expectations or the actual cash needs of its foreign entities are less than expected, MRV may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded.
7. Short-Term and Long-Term Obligations
     Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2006 and 2005, these short-term obligations totaled $26.1 million and $30.0 million, respectively. Certain assets of MRV’s subsidiaries including customer accounts receivables have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations was approximately 4.4% and 4.7% as of December 31, 2006 and 2005, respectively. These obligations are incurred and settled in the local currencies of the respective subsidiaries.
     Long-term debt consisted of secured notes payable to financial institutions bearing interest at rates ranging from 3.5% to 6.0%. Principal and interest is payable in monthly and quarterly installments through December 2006. As of December 31, 2006 and 2005, long-term debt totaled $287,000 and $621,000, respectively. As of December 31, 2006, $199,000 of long-term debt is due during 2007 and included in short-term obligations in the Balance Sheets, with the remaining balance of $88,000 due in 2008. As of December 31, 2005, $337,000 of long-term debt was due during 2006 and was included in short-term obligations in the Balance Sheets.
8. Derivative Financial Instruments
     The Company, through certain foreign offices, has entered into foreign exchange and interest rate swap contracts. All derivatives are held for purposes other than trading. The fair values of the derivatives are recorded in other current or non-current assets or liabilities in the accompanying Balance Sheets. No hedging relationship is designated for these derivatives held and they are marked to market through earnings. The fair value of these derivative instruments is based on quoted market prices. Cash flows from financial instruments are recognized in the Statements of Cash Flows in a manner consistent with the underlying transactions.
     Foreign Exchange Contracts. Certain foreign offices of the Company enter into foreign exchange contracts to economically protect currency exchange risk related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of December 31, 2006, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.

     Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of December 31, 2006 and December 31, 2005 the Company had two interest rate swap contracts maturing in 2007 and 2008. Unrealized gains (losses) on these interest rate swaps for the years ended December 31, 2006 and 2005 were $161,000 and $(926,000), respectively, which have been recorded in interest expense. The fair value and the carrying value of these interest rate swaps were $804,000 and $882,000 at December 31, 2006 and 2005, respectively, and were recorded in other long-term liabilities.
9. Convertible Debt
     In June 2003, MRV completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008, to an institutional investor, in a private placement. The 2003 Notes bear interest at 5% per annum and are convertible into shares of MRV’s common stock at a conversion price of $2.32 per share. As a condition of the 2003 Notes, MRV may not: (i) incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse in the ordinary course of business and consistent with past practices, (ii) repurchase its common stock for an aggregate amount in excess of $5.0 million, or (iii) declare or pay any dividend on any of its capital stock, other than dividends of common stock with respect to its common stock. As of December 31, 2006, MRV was in compliance with the conditions of the 2003 Notes. MRV is using the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Interest expense related to these 2003 Notes amounted to $1.2 million for each of the years ended December 31, 2006, 2005 and 2004.
10. Commitments and Contingencies
Lease Commitments
     The Company leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2017. The aggregate minimum annual lease payments under leases in effect as of December 31, 2006 were as follows (in thousands):

Year Ending December 31,
2007	$6,076
2008	4,507
2009	4,052
2010	3,258
2011	2,060
Thereafter	6,024

Total	$25,977

     Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2006, 2005 and 2004, was $7.0 million, $7.1 million and $6.3 million, respectively.

Royalty Commitment
     Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government’s participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV’s royalty to the Chief Scientist is calculated at a rate of 2% to 5% of sales of such products developed with the participation up to the dollar amount of such participation, which is recorded in cost of goods sold. MRV did not receive any participation from the Chief Scientist for the years ended December 31, 2006 and 2005. MRV received participation from the Chief Scientist that amounted to $31,000 year ended December 31, 2004. The remaining future obligation as of December 31, 2006 is approximately $1.0 million which is contingent on generating sufficient sales of this selected product line.
Litigation
     MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. MRV’s policy is to discuss these notices with the senders in an effort to demonstrate that MRV’s products and/or processes do not violate any patents. From time to time, MRV has been involved in such discussions with IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation, Finisar and Apcon. MRV does not believe that any of its products or processes violates any of the patents asserted by these parties and MRV further believes that it has meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to MRV such claims could materially and adversely affect the business, operating results and financial condition of MRV.
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
     The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of December 31, 2006 and 2005, MRV’s product warranty liability recorded in accrued liabilities was $2.3 million. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

For the years ended December 31:	2006	2005

Beginning balance	$2,328	$2,537
Cost of warranty claims	(1,491)	(1,222)
Accruals for product warranties	1,454	1,013

Total	$2,291	$2,328

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
12. Stockholders’ Equity
Authorized Shares
     On May 10, 2000, the Board of Directors and stockholders of MRV approved an increase in the authorized number of shares of its $0.0017 par value common stock from 80.0 million to 160.0 million shares relating to the two-for-one stock split distributed on May 26, 2000. MRV is authorized to issue up to 1.0 million shares of its $0.01 par value preferred stock, of which none is issued or outstanding as of December 31, 2006 and 2005.
     In March 2006, MRV completed a private placement of approximately 19.9 million shares of its common stock at $3.75 per share for gross proceeds of approximately $74.5 million with a group of institutional investors. The net proceeds to MRV were approximately $69.9 million. MRV is using, has used and currently intends to use the net proceeds for working capital, general corporate purposes and in its efforts to support its recent growth in revenues. MRV may also use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in technologies, products or services that complement its business.
Stock Repurchase Program
     On June 13, 2002, MRV announced that its Board of Directors had approved a program to repurchase up to 7.0 million shares of its common stock. Through December 31, 2006, MRV had repurchased a total of 1.3 million shares of its common stock at a cost of $1.3 million under this program. MRV did not repurchase any of its common stock during the years ended December 31, 2006, 2005 and 2004. MRV can repurchase up to 5.7 million additional shares of its common stock under this program in the future.
Stock Options
     MRV has stock option and warrant plans that provide for granting options and warrants to purchase shares of MRV’s common stock to employees, directors and non-employees performing consulting or advisory services for MRV. The plans provide for the granting of options, which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options and are at the discretion of the board of directors. Under these plans, stock options and warrant exercise prices generally equal the fair market value of MRV’s common stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. As of December 31, 2006, the plans provide for the issuance of 1.9 million shares of common stock over the remaining life of the plans (See Note 13, Share-Based Compensation).

13. Share-Based Compensation
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
  Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), MRV provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” For the year ended December 31, 2005, MRV recorded $162,000 of share-based compensation expense, under SFAS No. 123, for the issuance of 100,000 shares to employees. For the year ended December 31, 2004, MRV recorded $188,000 of share-based compensation expense for the amortization of deferred stock compensation, net of forfeitures. No additional share-based compensation expense was reflected in MRV’s results of operations for the years ended December 31, 2005 and 2004 as all options were granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.
     The pro forma information for the years ended December 31, 2005 and 2004 was as follows (in thousands, except per share data):

	2005	2004

Net loss, as reported	$(16,299)	$(10,680)
Add: SFAS No. 123 based compensation expense included in reported net loss	162	188
Deduct: Total SFAS No. 123 based compensation expense determined under fair value method for all awards	(6,172)	(17,593)

Net loss, pro forma	$(22,309)	$(28,085)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.16)	$(0.10)
Basic and diluted net loss per share – pro forma	$(0.21)	$(0.27)

  Impact of the Adoption of SFAS No. 123(R)
     MRV adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, MRV recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, MRV has continued to recognize compensation expense using the straight-line amortization method. For share-based awards granted on and after January 1, 2006, MRV has recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards, MRV has also recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. The impact on MRV’s results of operations of recording share-based compensation under SFAS No. 123(R), rather than had it continued to account for share-based compensation under APB No. 25, for the year ended December 31, 2006 was as follows (in thousands, except per share data):

2006

Cost of goods sold	$311
Product development and engineering	775
Selling, general and administrative	2,356

Total share-based compensation expense	$3,442

Impact on:
Income (loss) before income taxes	$(3,442)
Net income (loss)	(3,442)
Basic and diluted net income (loss) per share	$(0.03)

     The amount of share-based compensation expense capitalized as part of inventory was insignificant for all periods presented. The weighted average grant date fair values of awards granted during the years ended December 31, 2006, 2005 and 2004 were $1.65, $1.32 and $1.77 per share, respectively. The total fair values of shares vested during the years ended December 31, 2006, 2005 and 2004 was $3.3 million, $6.4 million and $13.1 million, respectively. For the year ended December 31, 2006, the windfall income tax benefit realized from exercised stock options and similar awards was immaterial. As of December 31, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $6.1 million which is expected to be amortized over a weighted-average period of 2.5 years.
  Valuation Assumptions
     As of December 31, 2006, 2005 and 2004, the fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used for determining the fair value of options granted:

	2006		2005		2004

Risk-free interest rate		4.8%		4.1%		3.4%
Dividend yield		0.0%		0.0%		0.0%
Volatility		80.8%		67.1%		75.7%
Expected life	3.3	yrs	4.0	yrs	4.0	yrs

     The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. MRV has used historical volatility to derive the expected volatility assumption, since sufficient implied volatility data was not available and future volatility is expected to approximate historical volatility.
  Share-Based Payment Award Activity
     The following table summarizes equity share-based payment award activity for the year ended December 31, 2006:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in 000’s)		(in years)	(in 000’s)
Outstanding, beginning of period	11,433	$3.18
Granted	2,653	$3.03
Exercised	(1,153)	$2.14
Cancelled and forfeited	(1,217)	$4.67

Outstanding, end of period	11,716	$3.09	7.0	$12,377

Vested & Expected to Vest, end of period	11,212	$3.11	6.9	$11,930

Exercisable, end of period	6,401	$3.35	5.6	$8,142

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $3.54 at December 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.
     The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2006	2005	2004

Total intrinsic value of stock options exercised	$1,909	$401	$790
Cash received from stock options exercised	2,461	574	614
14. Segment Reporting and Geographical Information
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

     Business segment revenues are as follows (in thousands):

For the year ended December 31:	2006	2005	2004

Networking group	$268,074	$236,782	$227,192
Optical components group	93,381	50,446	46,431
Development stage enterprise group	—	—	—

	361,455	287,228	273,623
Intersegment adjustment	(4,966)	(3,530)	(1,965)

Total	$356,489	$283,698	$271,658

     Revenues by groups of similar products are as follows (in thousands):

For the year ended December 31:	2006	2005	2004

Network equipment	$100,673	$86,091	$84,645
Network integration	167,394	150,687	142,541
Fiber optic components	88,422	46,920	44,472

Total	$356,489	$283,698	$271,658

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
     For the year ended December 31, 2006, MRV had one customer, Verizon Communications Inc. through its original equipment manufacturers, of the optical components group that accounted for 13% of revenues. For the years ended December 31, 2005 and 2004, MRV had no single customer that accounted for 10% or more of revenues. As of December 31, 2006 and 2005, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
     A summary of external revenue by geographical region is as follows (in thousands):

For the year ended December 31:	2006	2005	2004

Americas	$116,566	$73,323	$63,736
Europe	219,110	198,129	192,021
Asia Pacific	20,571	11,669	13,172
Other regions	242	577	2,729

Total	$356,489	$283,698	$271,658

     A summary of long-lived assets, consisting of property and equipment, by geographical region is as follows (in thousands):

At December 31:	2006	2005

Americas	$3,595	$2,013
Europe	7,277	6,639
Asia Pacific	3,300	5,413
Other regions	—	—

Total	$14,172	$14,065

     Business segment operating income (loss) is as follows (in thousands):

For the year ended December 31:	2006	2005	2004

Networking group	$(1,116)	$2,300	$4,746
Optical components group	(705)	(9,313)	(9,840)
Development stage enterprise group	(1,558)	(1,721)	(2,094)

	(3,379)	(8,734)	(7,188)
Intersegment adjustment	(117)	—	—

Total	$(3,496)	$(8,734)	$(7,188)

     Income (loss) before provision for income taxes is as follows (in thousands):

For the year ended December 31:	2006	2005	2004

Domestic	$(17,190)	$(17,654)	$(9,344)
Foreign	15,540	7,129	1,700

Total	$(1,650)	$(10,525)	$(7,644)

15. Other Income (Expense), Net
     Other income (expense), net consisted of the following (in thousands):

For the year ended December 31:	2006	2005	2004

Interest income	$4,972	$2,024	$1,084
Gain on sale of investment	—	—	2,000
Gain (loss) on disposition of assets	467	37	(235)
Other, net	(53)	355	(164)

Total	$5,386	$2,416	$2,685

     16. Supplemental Statements of Cash Flow Information
     Supplemental Statements of Cash Flow information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

For the year ended December 31:	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$3,936	$3,221	$2,736
Cash paid during year for income taxes	$3,153	$4,209	$3,380

     Contributions made to the company-sponsored 401(k) retirement plan for MRV’s employees totaled $687,000, $590,000 and $575,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
17. Subsequent Events
     On January 26, 2007, MRV and its newly-formed, wholly-owned subsidiaries, Lighthouse Transition Corporation and Lighthouse Acquisition Corporation (“LAC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fiberxon, Inc., a privately-held Delaware corporation (“Fiberxon”), under which MRV agreed to acquire Fiberxon for approximately $131 million, comprised of (i) approximately $17 million in cash, (ii) approximately 21 million shares of registrant’s common stock, including shares of MRV’s common stock underlying the assumption of Fiberxon outstanding stock options, which will be on a basis that will preserve the intrinsic value of such options and otherwise be on the same terms as the Fiberxon options being assumed, and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of registrant’s common stock, or a combination thereof, if Luminent, Inc., a Delaware corporation (“Luminent”), another of MRV’s wholly-owned subsidiaries, does not complete an initial public offering (an “IPO”) of its common stock within 18 months of the closing of the Fiberxon acquisition, or sooner upon the occurrence of certain acceleration events. The latter component of the purchase consideration may amount to more or less than $31.5 million if Luminent successfully completes an IPO within 18 months of the closing of the Fiberxon acquisition in that, in such event and in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Luminent IPO, less the discount provided to the underwriters, by (y) the total number of shares of Luminent Common Stock outstanding immediately prior to the effectiveness of the agreement between Luminent and the underwriters of the Luminent IPO. The closing of the Fiberxon acquisition is subject to the satisfaction of various conditions precedent, including completion of an audit of Fiberxon’s financial statements for fiscal year 2006, and obtaining necessary governmental and third-party approvals and consents in the U.S. and China as well as other customary closing conditions. Assuming the transaction closes as expected, through mergers of Fiberxon with MRV’s wholly-owned subsidiaries (the “Mergers”), LAC will succeed to Fiberxon’s name, business, properties and assets and will assume its obligations and will remain a wholly-owned subsidiary of MRV. MRV has announced its intention to contribute the capital stock of Fiberxon to Luminent or otherwise combine Fiberxon’s business following the closing of the acquisition.

18. Quarterly Financial Data (Unaudited)

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
For the three months ended:	2006	2006	2006	2006

Revenue	$77,262	$86,965	$89,616	$102,646
Cost of goods sold (1)	51,517	60,256	61,092	71,342

Gross profit	25,745	26,709	28,524	31,304
Operating costs and expenses:
Product development and engineering (2)	6,980	6,672	7,331	7,204
Selling, general and administrative (3)	20,674	21,823	20,861	24,181
Impairment of goodwill and other intangibles	—	52	—	—

Total operating costs and expenses	27,654	28,547	28,192	31,385

Operating income (loss)	(1,909)	(1,838)	332	(81)
Interest expense	(1,056)	(733)	(819)	(932)
Other income, net	616	1,050	1,646	2,074

Income (loss) before income taxes	(2,349)	(1,521)	1,159	1,061
Provision for income taxes	1,332	1,122	943	468

Net income (loss) (4)	$(3,681)	$(2,643)	$216	$593

Net income (loss) per share:
Basic	$(0.03)	$(0.02)	$0.00	$0.00
Diluted	$(0.03)	$(0.02)	$0.00	$0.00
Weighted average number of shares:
Basic	107,714	125,073	125,202	125,376
Diluted	107,714	125,073	126,365	128,551

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
For the three months ended:	2005	2005	2005	2005

Revenue	$62,007	$64,647	$65,875	$91,169
Cost of goods sold (1)	40,992	42,321	46,300	64,366

Gross profit	21,015	22,326	19,575	26,803
Operating costs and expenses:
Product development and engineering (2)	6,531	6,287	6,133	7,100
Selling, general and administrative (3)	18,251	18,273	15,619	20,259

Total operating costs and expenses	24,782	24,560	21,752	27,359

Operating loss	(3,767)	(2,234)	(2,177)	(556)
Interest expense	(786)	(1,715)	(767)	(939)
Other income, net	485	231	1,117	583

Loss before income taxes	(4,068)	(3,718)	(1,827)	(912)
Provision for income taxes	2,369	425	1,317	1,663

Net loss (4)	$(6,437)	$(4,143)	$(3,144)	$(2,575)

Net loss per share:
Basic and diluted	$(0.06)	$(0.04)	$(0.03)	$(0.02)
Weighted average number of shares:
Basic and diluted	104,144	104,350	104,437	104,464

(1)	Cost of goods sold included share-based compensation expense under SFAS No. 123(R) of $72,000, $76,000, $83,000 and $80,000 for the three months ended March 31, June 30, September 30, and December 31, 2006, respectively. There was no share-based compensation expense related to employee stock options under SFAS No. 123 in 2005 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)	Product development and engineering expense included share-based compensation expense under SFAS No. 123(R) of $205,000, $184,000, $190,000 and $196,000 for the three months ended March 31, June 30, September 30, and December 31, 2006, respectively There was no share-based compensation expense related to employee stock options under SFAS No. 123 in 2005 because the Company did not adopt the recognition provisions of SFAS No. 123.

(3)	Selling, general and administrative expense included share-based compensation expense under SFAS 123(R) of $462,000, $615,000, $589,000 and $690,000 for the three months ended March 31, June 30, September 30, and December 31, 2006, respectively. Selling, general and administrative expense included share-based compensation expense under SFAS No. 123 of $162,000 for the three months ended June 30, 2005 for the issuance of 100,000 shares to certain employees. There was no other share-based compensation expense related to employee stock options under SFAS No. 123 in 2005 because the Company did not adopt the recognition provisions of SFAS No. 123.

(4)	Net income (loss) included share-based compensation expense, net of income tax, under SFAS 123(R) of $739,000, $875,000, $862,000 and $966,000 for the three months ended March 31, June 30, September 30, and December 31, 2006, respectively. Net loss included share-based compensation expense, net of income tax, under SFAS No. 123 of $162,000 for the three months ended June 30, 2005 for the issuance of 100,000 shares to certain employees. There was no other share-based compensation expense related to employee stock options under SFAS No. 123 in 2005 because the Company did not adopt the recognition provisions of SFAS No. 123.

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
Management’s Report on Internal Control Over Financial Reporting
     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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
     Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included below.
Changes in Internal Control Over Financial Reporting
     We are in the process of upgrading and replacing information systems used by two of our subsidiaries to accumulate, track and store financial and other data used in the preparation of their financial statements that are consolidated with our financial statements and the financial statements of our other subsidiaries. During the year ended December 31, 2006, one of these subsidiaries began to upgrade the software information system that it utilizes in all aspects of its operations in Taiwan. During the same period, the other subsidiary began to use the new system with respect to certain aspects of its US operations that relate to fulfillment of orders from its US customers with products manufactured by the other subsidiary in Taiwan or by third-party contract manufacturers in China, all of which ship directly to our subsidiary’s customers, a process called drop-shipping. While this new system was placed on line in the latter half of the quarter ended September 30, 2006, it was operated in parallel with our subsidiaries’ legacy systems which continued to provide the financial and other data that our subsidiaries used in preparing their financial statements for the nine months ended September 30, 2006. Our subsidiaries began relying on the new information systems exclusively in the fourth quarter of 2006 and we expect that our US subsidiary will begin using the new system in connection with its business activities in addition to those involving drop-shipping from Asian manufacturers in early 2007.
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
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MRV Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that MRV Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. (and subsidiaries) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of MRV Communications, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Woodland Hills, California
February 28, 2007
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (1) The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated:
     (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation), as amended (incorporated by reference to Exhibit 2a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.2	Certificate of Merger by and between MRV Technologies, Inc. (a California corporation) and MRV Technologies, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

2.3	Certificate of Merger Merging LuminentOIC, Inc. into MRV Sub Corp. (incorporated by reference to Exhibit 4.1 of MRV’s 8-K filed with the SEC on January 8, 2002).

3.1	Certificate of Incorporation, as amended (incorporated by referenced to Exhibit 3a filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 20, 1996 (incorporated by reference to Exhibit 3.2 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 1996 (incorporated by reference to Exhibit 3.3 of MRV’s Form 10-Q for the quarter ended June 30, 1998 filed August 14, 1998).

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 19, 1998 (incorporated by reference to Exhibit 3.4 of MRV’s Form 10-K for the year ended December 31, 1998 filed March 31, 1999).

Exhibit
No.	Description
3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 11, 2000 (incorporated by reference to Exhibit 3.5 of MRV’s Form 10-K for the year ended December 31, 2000 filed April 17, 2001).

3.6	Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant’s Registration Statement on Form S-3 (File No. 333-64017).

10.1	Key Employee Agreement between MRV and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.2	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.3	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516)).

10.4	Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.5	Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003)).

10.6	Form of Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516)).

10.7	Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between MRV and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed April 15, 1997).

10.7.1	Amendment to Lease between Nordhoff Industrial and the Registrant dated December 14, 2001 relating to premises located at 20415 Nordhoff Street (incorporated by reference to Exhibit 10.65 of MRV’s Form 10-K filed with the SEC on March 21, 2002).

10.8	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on November 14, 2001).

10.9	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 24, 1999 (file no. 333-87735)).

Exhibit
No.	Description
10.10	Securities Purchase Agreement dated as of June 1, 2003 between MRV Communications, Inc. and Deutsche Bank AG, London Branch, with form of Convertible Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.11	Amendment #1 to Convertible Note dated as of June 13, 2003 (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed with the SEC on June 16, 2003 (file no. 333-106169)).

10.12	Registration Rights Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed June 3, 2003).

10.13	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

10.14	Form of Stock Option Agreement for the Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109)).

10.15	Settlement Agreement and Waiver of Rights dated January 9, 2006 between MRV Communications, Inc. and Mr. Shay Gonen (incorporated by reference to Exhibit 10.15 of MRV’s Form 10-K for the year ended December 31, 2005 filed on March 6, 2006)

10.16	Framework Agreement by and among Huagong Tech Company Limited, registrant, Wuhan Huagong Genuine Optics Technology Co., Ltd. and Luminent, Inc. dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 of MRV’s Form 10-Q for the quarter ended June 30, 2006 filed on August 2, 2006).

10.17	Letter Agreement dated July 18, 2006 by and among Huagong Tech Company Limited, registrant, Wuhan Huagong Genuine Optics Technology Co., Ltd. (“HG Genuine)” and Luminent, Inc. mutually terminating Framework Agreement (incorporated by reference to Exhibit 10.2 of MRV’s Form 10-Q for the quarter ended June 30, 2006 filed on August 2, 2006).

10.18	Extension Addendum between Bud H. Harris successor Lessor to Nordhoff Development, a General Partnership and the Registrant dated September 26, 2006 relating to premises located at 20415 Nordhoff Street.

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included following signature page).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2007.

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

Signature	Title	Date

/s/ Noam Lotan (Noam Lotan)	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2007

/s/ Shlomo Margalit (Shlomo Margalit)	Chairman of the Board, Chief Technology Officer, and Secretary	March 2, 2007

/s/ Kevin Rubin (Kevin Rubin)	Chief Financial Officer and Corporate Compliance Officer (Principal Finance and Accounting Officer)	March 2, 2007

/s/ Igal Shidlovsky (Igal Shidlovsky)	Director	March 2, 2007

/s/ Guenter Jaensch (Guenter Jaensch)	Director	March 2, 2007

/s/ Daniel Tsui (Daniel Tsui)	Director	March 5, 2007

/s/ Baruch Fischer (Baruch Fischer)	Director	March 5, 2007

/s/ Harold W. Furchtgott-Roth (Harold W. Furchtgott-Roth)	Director	March 2, 2007