Form 10-Q
period 2007-03-31
MRV COMMUNICATIONS INC
filed 2007-05-07
CIK 887969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to
Commission file number 0-25678

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	identification No.)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 15, 2007, there were 125,974,909 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Form 10-Q, March 31, 2007
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
     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the three months then ended.
     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.
Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006
	(Unaudited)
Revenue	$89,679	$77,262
Cost of goods sold	61,363	51,517

Gross profit	28,316	25,745

Operating costs and expenses:
Product development and engineering	7,306	6,980
Selling, general and administrative	22,739	20,674

Total operating costs and expenses	30,045	27,654

Operating loss	(1,729)	(1,909)

Interest expense	(1,052)	(1,056)
Other income, net	1,435	616

Loss before provision for income taxes	(1,346)	(2,349)

Provision for income taxes	870	1,332

Net loss	$(2,216)	$(3,681)

Loss per share:
Basic and diluted	$(0.02)	$(0.03)
Weighted average number of shares:
Basic and diluted	125,758	107,714

The accompanying notes are an integral part of these condensed financial statements.

MRV Communications, Inc.
Condensed Balance Sheets
(In thousands, except par values)

	March 31,	December 31,
At:	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,269	$91,722
Short-term marketable securities	26,393	25,864
Time deposits	5,064	821
Accounts receivable, net	84,956	95,244
Inventories	65,215	61,361
Deferred income taxes	895	895
Other current assets	15,712	13,607

Total current assets	283,504	289,514
Property and equipment, net	14,721	14,172
Goodwill	36,159	36,348
Deferred income taxes	1,460	1,460
Other assets	4,699	4,728

	$340,543	$346,222

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$21,565	$26,289
Accounts payable	50,317	47,384
Accrued liabilities	24,355	29,704
Deferred revenue	7,721	7,624
Other current liabilities	7,772	5,926

Total current liabilities	111,730	116,927
Convertible notes	23,000	23,000
Other long-term liabilities	7,409	7,295
Minority interest	5,260	5,248
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 160,000 shares
Issued — 127,325 shares in 2007 and 126,860 shares in 2006
Outstanding — 125,972 shares in 2007 and 125,507 shares in 2006	214	213
Additional paid-in capital	1,233,710	1,231,941
Accumulated deficit	(1,039,140)	(1,036,924)
Treasury stock — 1,353 shares in 2007 and 2006	(1,352)	(1,352)
Accumulated other comprehensive loss	(288)	(126)

Total stockholders’ equity	193,144	193,752

	$340,543	$346,222

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the three months ended March 31:	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,216)	$(3,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other noncash items	865	1,374
Share-based compensation expense	824	739
Provision for doubtful accounts	106	101
Gain on disposition of property and equipment	(11)	(45)
Minority interests’ share of income	13	21
Changes in operating assets and liabilities:
Time deposits	(4,251)	420
Accounts receivable	10,630	4,499
Inventories	(3,912)	(12,243)
Other assets	(2,024)	1,541
Accounts payable	2,755	2,452
Accrued liabilities	(5,378)	(452)
Deferred revenue	57	128
Other current liabilities	1,799	287

Net cash used in operating activities	(743)	(4,859)

Cash flows from investing activities:
Purchases of property and equipment	(1,674)	(1,355)
Proceeds from sale of property and equipment	48	58
Purchases of investments	(4,000)	—
Proceeds from sale or maturity of investments	3,500	—

Net cash used in investing activities	(2,126)	(1,297)

Cash flows from financing activities:
Net proceeds from issuance of common stock	946	71,138
Borrowings on short-term obligations	33,757	38,091
Payments on short-term obligations	(38,678)	(40,645)
Borrowings on long-term obligations	148	—
Payments on long-term obligations	(72)	(77)
Other long-term liabilities	4	194

Net cash provided by (used in) financing activities	(3,895)	68,701

Effect of exchange rate changes on cash and cash equivalents	311	251

Net increase (decrease) in cash and cash equivalents	(6,453)	62,796

Cash and cash equivalents, beginning of period	91,722	67,984

Cash and cash equivalents, end of period	$85,269	$130,780

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
March 31, 2007
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
          Outstanding stock options and warrants to purchase 11.0 million shares and 10.4 million shares as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with the 2003 Notes were not included in the computation of diluted loss per share as they were anti-dilutive.
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

2. Share-Based Compensation
          MRV records share-based compensation expense in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to MRV’s employees and directors including employee stock option awards based on estimated fair values, which are measured at the grant date and recognized over the requisite service period. The impact on MRV’s results of operations of recording share-based compensation under SFAS No. 123(R) for the three month periods ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Cost of goods sold	$85	$72
Product development and engineering	190	205
Selling, general and administrative	549	462

Total share-based compensation expense (1)	$824	$739

(1)	No income tax benefits relating to share-based compensation were recognized for the periods presented.
          As of March 31, 2007, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $5.3 million which is expected to be amortized over a weighted-average period of 2.3 years. There were no significant capitalized share-based compensation costs at March 31, 2007 and 2006.
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
          Business segment revenues were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Networking group	$67,944	$57,717
Optical components group	22,918	20,398
Development stage enterprise group	—	—

	90,862	78,115
Intersegment adjustment	(1,183)	(853)

Total	$89,679	$77,262

          Revenues by groups of similar products were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Network equipment	$24,586	$20,866
Network integration	43,358	36,851
Fiber optic components	21,735	19,545

Total	$89,679	$77,262

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
          For the three months ended March 31, 2007, the optical components group revenue includes $2.9 million of revenue that was previously deferred from sales of products to one customer in periods prior to those periods presented herein. MRV evaluated the conditions that resulted in the deferral of such revenue, and for the three months ended March 31, 2007, MRV determined that such conditions lapsed. Consequently, MRV recognized such revenue for the three months ended March 31, 2007. This amount is additionally classified as fiber optic components in the revenue by groups of similar products table above and Americas revenue in the revenue by geographical region table below.
          For the three months ended March 31, 2007, MRV had no single customer that accounted for 10% or more of revenues. For the three months ended March 31, 2006, MRV had one customer, Tellabs, Inc., which, among other projects, supplies Verizon for its FiOS FTTP project, which accounted for 12% of revenues. As of March 31, 2007 and December 31, 2006, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
          Revenues by geographical region were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Americas	$27,101	$25,266
Europe	55,392	49,013
Asia Pacific	7,123	2,930
Other regions	63	53

Total	$89,679	$77,262

          Long-lived assets, consisting of net property and equipment, by geographical region were as follows (in thousands):

	Mar. 31,	Dec. 31,
At:	2007	2006

Americas	$3,625	$3,595
Europe	7,798	7,277
Asia Pacific	3,298	3,300

Total	$14,721	$14,172

          Business segment operating income (loss) was as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Networking group	$(2,662)	$(1,116)
Optical components group	1,338	(326)
Development stage enterprise group	(376)	(307)

	(1,700)	(1,749)
Intersegment adjustment	(29)	(160)

Total	$(1,729)	$(1,909)

          Income (loss) before provision for income taxes was as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Domestic	$(1,923)	$(5,521)
Foreign	577	3,172

Total	$(1,346)	$(2,349)

4. Cash and Cash Equivalents, Time Deposits and Marketable Securities
     Cash, Cash Equivalents and Time Deposits
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
     Marketable Securities
          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of March 31, 2007 and December 31, 2006. Marketable securities mature at various dates through 2008.

          Marketable securities consisted of the following (in thousands):

	Mar. 31,	Dec. 31,
At:	2007	2006

U.S. government issues	$8,144	$8,131
State and local government issues	1,500	1,500
Corporate issues	15,260	14,751
Foreign government issues	1,489	1,482

Total	$26,393	$25,864

5. Inventories
          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	Mar. 31,	Dec. 31,
At:	2007	2006

Raw materials	$12,369	$10,848
Work-in process	16,888	17,811
Finished goods	35,958	32,702

Total	$65,215	$61,361

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
          The following table summarizes the changes in carrying value of goodwill during the periods presented (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006(1)

Beginning balance	$36,348	$33,656
Foreign currency translation	(189)	364

Total	$36,159	$34,020

(1)	Reclassified to conform with 2007 presentation.

7. Pending Acquisition
          On January 26, 2007, MRV and its newly-formed, wholly-owned subsidiaries, Lighthouse Transition Corporation and Lighthouse Acquisition Corporation (“LAC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fiberxon, Inc., a privately-held Delaware corporation (“Fiberxon”), under which MRV agreed to acquire Fiberxon for approximately $131 million, comprised of (i) approximately $17 million in cash, (ii) approximately 21 million shares of registrant’s common stock, including shares of MRV’s common stock underlying the assumption of Fiberxon outstanding stock options, which will be on a basis that will preserve the intrinsic value of such options and otherwise be on the same terms as the Fiberxon options being assumed, and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of registrant’s common stock, or a combination thereof, if Luminent, Inc., a Delaware corporation (“Luminent”), another of MRV’s wholly-owned subsidiaries, does not complete an initial public offering (an “IPO”) of its common stock within 18 months of the closing of the Fiberxon acquisition, or sooner upon the occurrence of certain acceleration events. The latter component of the purchase consideration may amount to more or less than $31.5 million if Luminent successfully completes an IPO within 18 months of the closing of the Fiberxon acquisition in that, in such event and in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Luminent IPO, less the discount provided to the underwriters, by (y) the total number of shares of Luminent Common Stock outstanding immediately prior to the effectiveness of the agreement between Luminent and the underwriters of the Luminent IPO. The closing of the Fiberxon acquisition is subject to the satisfaction of various conditions precedent, including completion of an audit of Fiberxon’s financial statements for the three years ending December 31, 2006, and obtaining necessary governmental and third-party approvals, including a determination of fairness of the transaction by the California Commissioner of Corporations, and consents in the U.S. and China as well as other customary closing conditions.
          As a result of obligations MRV has agreed to undertake in connection with its acquisition of Fiberxon, MRV obtained waivers from the holder of its 2003 Notes of various covenants, including the covenant restricting MRV’s ability to incur any indebtedness in excess of $17.0 million plus obligations arising from accounts receivable financing transactions with recourse through MRV’s foreign offices, in the ordinary course of business and consistent with past practices. If this acquisition closes, through mergers of Fiberxon with MRV’s wholly-owned subsidiaries (the “Mergers”), LAC will succeed to Fiberxon’s name, business, properties and assets and will assume its obligations and will remain a wholly-owned subsidiary of MRV. MRV has announced its intention to contribute the capital stock of Fiberxon to Luminent or otherwise combine Fiberxon’s business following the closing of the acquisition.
8. Restructuring Costs
          During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $107,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay from cash on-hand through August 2007.
9. Product Warranty and Indemnification
          Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

          The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of March 31, 2007 and 2006, MRV’s product warranty liability recorded in accrued liabilities was $2.2 million. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Beginning balance	$2,291	$2,328
Cost of warranty claims	(336)	(115)
Accruals for product warranties	253	(55)

Total	$2,208	$2,158

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
10. Income Taxes
          The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
          There was no effect of adopting FIN 48 on net deferred income tax assets, liabilities or the balance of accumulated deficit. Upon adoption, there was no liability for income taxes associated with uncertain tax positions at January 1, 2007.
          The Company will include interest and penalties related to income tax liabilities with income tax provision. There was no accrued interest or penalties relating to income tax liabilities as of January 1, 2007.
          With limited exception, the Company is no longer subject to U.S. federal audits by taxing authorities for years through 2003 and certain state, local and foreign income tax audits through 2001 to 2003. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Comprehensive Loss
          The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Net loss	$(2,216)	$(3,681)
Unrealized loss from available-for-sale securities	(1)	—
Foreign currency translation	(161)	1,199

Total	$(2,378)	$(2,482)

12. Derivative Financial Instruments
          The Company, through certain foreign offices, has entered into interest rate swap contracts. All derivatives are straight-forward and are held for purposes other than trading. The fair values of the derivatives are recorded in other current or non-current assets or liabilities in the accompanying balance sheet. No hedging relationship is designated for these derivatives held and they are marked to market through earnings. The fair value of these derivative instruments is based on quoted market prices. Cash flows from financial instruments are recognized in the statement of cash flows in a manner consistent with the underlying transactions.
          Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of March 31, 2007 the Company had one interest rate swap contract maturing in 2008. The Company also had a second interest rate swap contract that matured in March 2007. Unrealized income (losses) on these interest rate swaps for the three months ended March 31, 2007 and 2006 were $22,000 and $(84,000), respectively, which have been recorded in interest expense. The fair value and the carrying value of these interest rate swaps were $677,000 and $804,000 at March 31, 2007 and December 31, 2006, respectively, and were recorded in other long-term liabilities.
13. Supplemental Statement of Cash Flow Information (in thousands)

For the three months ended March 31:	2007	2006

Cash paid during the period for interest	$986	$1,293
Cash paid during the period for taxes	$1,787	$848

14. Recently Issued Accounting Pronouncements
          In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of income tax positions taken or expected to be taken on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. MRV adopted this interpretation on January 1, 2007. See Note 10, “Income Taxes” above for a discussion of its effect on MRV’s financial condition, its results of operations or liquidity.
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
15. Reclassifications
          Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report. In addition to historical information, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a consequence of factors, including but not limited to, those set forth in the following and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date of this Report.
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

          Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended March 31, 2007 and 2006, foreign revenues constituted 70% and 67%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
          Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not reflect actual outcomes.
          Share-Based Compensation. Share-based compensation represents the cost related to share-based awards granted to employees. We measure share-based compensation cost at the grant date, based on the estimated fair value of the award and recognize the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. We estimate the fair value of stock options and warrants using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. The expense is recorded in cost of goods sold, product development and engineering and selling, general and administrative expense in the Statements of Operations based on the employees’ respective function.

Currency Rate Fluctuations
          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. At March 31, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006. We incurred approximately 43% of our operating expenses in currencies other than the U.S. dollar for the three months ended March 31, 2007. In general, these currencies were stronger against the U.S. dollar for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, so revenues and expenses in these countries translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.
Management Discussion Snapshot
          The following table sets forth, for the periods indicated, certain Statements of Operations data expressed as a percentage of revenues:

	Three Months Ended
	Mar. 31,	Mar. 31,
	2007	2006

Revenue (1)	100%	100%

Networking group	76	75
Optical components group	26	26

Gross margin (2)	32	33

Networking group	34	37
Optical components group	24	21

Operating costs and expenses (2)	34	36

Networking group	37	39
Optical components group	18	23
Development stage enterprise group	NM	NM

Operating income (loss) (2)	(2)	(2)

Networking group	(4)	(2)
Optical components group	6	(2)
Development stage enterprise group	NM	NM

NM – not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statements of Operations data express percentages as a percentage of revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the development stage enterprise group in 2007 or 2006.
          The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are the networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended March 31, 2007 (“2007”) Compared
To Three Months Ended March 31, 2006 (“2006”)
     Revenue
          The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended March 31:	2007	2006	Change	Change	Currency (2)

Networking group	$67,944	$57,717	$10,227	18%	11%
Optical components group	22,918	20,398	2,520	12	14
Development stage enterprise group	—	—	—	—	—

	90,862	78,115	12,747	16	12
Adjustments (1)	(1,183)	(853)	(330)	NM	NM

Total	$89,679	$77,262	$12,417	16%	11%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          The following table sets forth, for the periods indicated, revenues by groups of similar products by geographical region (dollars in thousands):

For the three months ended March 31:	2007	2006	$ Change	% Change

Network equipment (1):
Americas	$10,689	$8,797	$1,892	22%
Europe	11,106	10,999	107	1
Asia Pacific	2,730	1,054	1,676	159
Other regions	61	16	45	281

Total network equipment	24,586	20,866	3,720	18

Network integration (2):
Europe	43,358	36,851	6,507	18

Total network integration	43,358	36,851	6,507	18

Fiber optic components (3):
Americas	16,412	16,469	(57)	—
Europe	928	1,163	(235)	(20)
Asia Pacific	4,393	1,876	2,517	134
Other regions	2	37	(35)	(95)

Total fiber optic components	21,735	19,545	2,190	11

Total	$89,679	$77,262	$12,417	16%

(1)	Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution.

(2)	Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution.

(3)	Fiber optic components revenue primarily consists of fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs, that are not sold as part of MRV’s network equipment or network integration solutions.
          Revenues for 2007 increased $12.4 million, or 16%, to $89.7 million from $77.3 million for 2006. Geographically, revenues in the Americas increased $1.8 million, or 7%, to $27.1 million for 2007 from $25.3 million for 2006, which was largely because of $2.9 million of optical components group revenue that was previously deferred from sales of products to one customer in periods prior to those periods presented herein. As a result of our evaluation of the deferred revenue in 2007, we determined that the circumstances that caused us to defer such revenue lapsed and thus concluded that revenue recognition was appropriate in 2007. Revenues in Europe increased $6.4 million, or 13%, to $55.4 million for 2007 from $49.0 million in 2006, which was primarily a result of increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates for those activities. Revenues in Asia Pacific increased $4.2 million, or 143%, to $7.1 million for 2007 from $2.9 million for 2006, primarily because of the continued success with a tier-one customer in Japan for MRV’s optical transport products. Revenue would have been $3.7 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Networking Group. Our networking group includes two distinct groups of similar products and services: network equipment and network integration, which are described in the table above. Revenues, including intersegment revenues, generated from our networking group increased $10.2 million, or 18%, to $67.9 million for 2007 as compared to $57.7 million for 2006. External network equipment revenues increased $3.7 million, or 18%, to $24.6 million for 2007 from $20.9 million for 2006, which was primarily the result of the continued success with a tier-one customer in Japan for MRV’s optical transport products. External network integration revenues increased $6.5 million, or 18%, to $43.4 million for 2007 from $36.9 million for 2006, which was due primarily to increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates. Revenue would have been $4.0 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, which are described in the table above and primarily consist of products manufactured by our wholly-owned subsidiary, Luminent, Inc. Revenues, including intersegment revenue, generated from our optical components group increased $2.5 million, or 12%, to $22.9 million for 2007 as compared to $20.4 million for 2006. For the first quarter of 2007, our optical components group revenue includes $2.9 million of revenue that was previously deferred from sales of products to one customer in periods prior to those periods presented herein. As a result of our evaluation of the deferred revenue this quarter, we determined that the circumstances that caused us to defer such revenue lapsed and thus concluded that revenue recognition was appropriate in 2007. The products underlying this recognized deferred revenue are not a meaningful part of our ongoing business and the customer is not an active customer of the optical components group. Approximately 64% of optical components’ revenue related to shipments of optical components used by those customers deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2007 totaled approximately $14.6 million, compared to $12.9 million for 2006. Recent announcements suggest that FTTP deployments in North America made services available to approximately six million homes through 2006 and that continuing deployments are expected to make FTTP services available to an additional three million residences each year through the end of 2010; however, the number of actual residential homes subscribing to such services has been forecasted to reach 35% to 40% of the total deployments. We expect sales of FTTP products to continue to grow for 2007 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. Revenue would have been $328,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Development Stage Enterprise Group. No revenues were generated by this group for 2007 and 2006.

Gross Profit
     The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended March 31:	2007	2006	Change	Change	Currency (2)

Networking group	$22,781	$21,620	$1,161	5%	—%
Optical components group	5,564	4,285	1,279	30	31
Development stage enterprise group	—	—	—	—	—

	28,345	25,905	2,440	9	5
Adjustments (1)	(29)	(160)	131	NM	NM

Total	$28,316	$25,745	$2,571	10%	6%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Gross profit increased $2.6 million, or 10%, to $28.3 million for 2007 from $25.7 million for 2006. Our gross margin decreased to 32% for 2007, as compared to 33% for 2006. The decrease in gross margin was primarily the result of the impact of differences in the composition of the products we sold in each period. This included a decrease in our defense and aerospace network applications revenue that typically carries higher gross margins than the Company average and an increase in the network integration revenue that typically carries lower gross margins than the Company average. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The gross profit was negatively impacted by the factors described above that negatively impacted gross margin. The gross profit and resulting gross margin were positively affected by recognizing this deferred revenue in the amount of $2.9 million. Gross profit would have been $1.1 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $85,000 and $72,000 in 2007 and 2006, respectively.
     Networking Group. Gross profit for our networking group was $22.8 million for 2007 compared to $21.6 million for 2006, an increase of $1.2 million. Gross margins decreased to 34%, as compared to 37% for 2006. The decrease in gross margins in 2007 was the result of differences in the composition of the products we sold in each period. This included a decrease in our defense and aerospace network applications revenue that typically carries higher gross margins than the average for this segment and an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Gross profit would have been $1.1 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $25,000 and $24,000 in 2007 and 2006, respectively.

     Optical Components Group. Gross profit for 2007 was $5.6 million, compared to $4.3 million for 2006, an increase of $1.3 million. Our optical components group gross margin increased to 24% for 2007, as compared to gross margin of 21% for 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The gross profit and resulting gross margin were positively affected by recognizing this deferred revenue in the amount of $2.9 million. Factors that negatively affected gross margins were the reduced revenue from the metro and discrete product lines, which carry a higher margin profile, and an increased proportion of revenue from the GPON product line, which has resulted in a lower margin as we ramped up production in this area in 2007 compared to 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit. Gross profit includes share-based compensation expense of $60,000 and $48,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2007 and 2006.
Operating Costs and Expenses
     The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended March 31:	2007	2006	Change	Change	Currency (1)

Networking group	$25,443	$22,736	$2,707	12%	8%
Optical components group	4,226	4,611	(385)	(8)	(8)
Development stage enterprise group	376	307	69	22	22

Total	$30,045	$27,654	$2,391	9%	5%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Operating costs and expenses were $30.0 million, or 34% of revenues, for 2007, compared to $27.7 million, or 36% of revenues, for 2006. Operating costs and expenses increased $2.4 million in 2007 compared to 2006. The increase in our operating costs and expenses was largely the result of increases in sales and marketing expenses from the additional investment in our North American sales organization in the networking group. Operating costs and expenses would have been $872,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $190,000 and $205,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $549,000 and $462,000 in 2007 and 2006, respectively.
     Networking Group. Operating costs and expenses for 2007 were $25.4 million, or 37% of revenues, compared to $22.7 million, or 39% of revenues, for 2006. Operating costs and expenses increased $2.7 million, or 12%, in 2007 compared to 2006. The increase in operating costs and expenses was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization. Operating costs and expenses would have been $894,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $114,000 and $127,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $463,000 and $360,000 in 2007 and 2006, respectively.

     Optical Components Group. Operating costs and expenses for 2007 were $4.2 million, or 18% of revenues, compared to $4.6 million, or 23% of revenues, for 2006. Operating costs and expenses decreased $385,000, or 8%, in 2007 compared to 2006. Operating costs and expenses decreased primarily as a result of lower product development and engineering expenses relating to prototype material costs. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Product development and engineering expenses included share-based compensation expense of $76,000 and $78,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $86,000 and $102,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. Operating costs and expenses for 2007 were $376,000 compared to $307,000 for 2006. Operating costs and expenses increased $69,000, or 22%, in 2007 compared to 2006. The increase in operating costs and expenses relates primarily to the increase in product development and engineering costs.
Operating Income (Loss)
     The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended March 31:	2007	2006	Change	Change	Currency (2)

Networking group	$(2,662)	$(1,116)	$(1,546)	139%	156%
Optical components group	1,338	(326)	1,664	(510)	(513)
Development stage enterprise group	(376)	(307)	(69)	22	22

	(1,700)	(1,749)	49	(3)	8
Adjustments (1)	(29)	(160)	131	NM	NM

Total	$(1,729)	$(1,909)	$180	(9)%	—%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     We reported an operating loss of $1.7 million, or 2% of revenues, for 2007 compared to an operating loss of $1.9 million, or 2% of revenues, for 2006, an improvement in our results of $180,000 in 2007 compared to 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The operating loss was positively impacted by recognizing this deferred revenue in the amount of $2.9 million. This improvement in our results was negatively impacted by the decrease in gross margins resulting from differences in the composition of the products we sold in each period. Operating loss would have been $184,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $824,000 and $739,000 in 2007 and 2006, respectively.

     Networking Group. Our networking group reported an operating loss totaling $2.7 million for 2007, compared to an operating loss of $1.1 million for 2006, a decrease in our results of $1.5 million. This decrease was primarily the result of the decrease in gross margins resulting from differences in the composition of the products we sold in each period and increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization. The composition of revenue included a decrease in our defense and aerospace network applications revenue that typically carries higher gross margins than the average for this segment and an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Operating loss would have been $193,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $602,000 and $511,000 in 2007 and 2006, respectively.
     Optical Components Group. Our optical components group reported operating income of $1.3 million, or 6% of revenues, for 2007, compared to an operating loss of $326,000, or 2% of revenues, for 2006. Our operating income improved $1.7 million in 2007 compared to 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The operating income was positively impacted by recognizing this deferred revenue in the amount of $2.9 million. Factors that negatively affected operating income were the reduced revenue from the metro and discrete product lines, which carry a higher margin profile, and an increased proportion of revenue from the GPON product line, which has resulted in a lower margin as we ramped up production in this area in 2007 compared to 2006. Foreign currency exchange rates did not have a significant impact on operating income in 2007. Operating income (loss) includes share-based compensation expense of $222,000 and $228,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $376,000 for 2007 as compared to $307,000 for 2006. Our operating loss increased $69,000, or 22%, in 2007 compared to 2006. The decrease in our results was primarily the result of increased product development and engineering expenses.
Interest Expense and Other Income, Net
     Interest expense was $1.1 million for 2007 and 2006. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $1.3 million and $705,000 for 2007 and 2006, respectively, an increase of $638,000, or 90%. The increase in interest income was a result of higher yields on investments in 2007 compared to 2006 and incremental interest on the $69.9 million net proceeds from the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors, which was completed in March 2006.
Provision for Income Taxes
     The provision for income taxes for 2007 was $870,000 as compared to $1.3 million for 2006. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.
     As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in deferred revenue for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. There was no impact on the provision for income taxes resulting from the recognition of this deferred revenue, since there was a full valuation allowance against the deferred tax assets relating to this deferred revenue. Thus, the entire $2.9 million of recognized revenue that was previously deferred improved net loss in 2007 by $2.9 million and diluted loss per share by $0.02 per share, as there were no associated costs or income tax provision relating to the amount that was recognized in 2007.

Tax Loss Carryforwards
     As of December 31, 2006, the end of our last tax year, we had NOLs of approximately $171.8 million for federal income tax purposes and approximately $214.4 million for state income tax purposes. We also had capital loss carryforwards totaling $262.0 million as of December 31, 2006, which begin to expire in 2007. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of our contemplated issuance of shares pursuant to the Fiberxon transaction. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2007, there was sufficient valuation allowance against these deferred tax assets, such that additional valuation allowance against these deferred tax assets would not be necessary in the future if the NOLs and capital loss carryforwards described above were to be limited.
Recently Issued Accounting Standards
     For a discussion of recently issued accounting standards relevant to our financial performance, see Note 14 of Notes to Financial Statements included elsewhere in this Report.
Liquidity and Capital Resources
     We had cash and cash equivalents of $85.3 million as of March 31, 2007, a decrease of $6.5 million from the cash and cash equivalents of $91.7 million we had as of December 31, 2006. The decrease in cash and cash equivalents was primarily the result of our purchase of marketable securities, increase in time deposits, cash we used in our operations, the timing of cash collections from customers, cash we used to procure necessary raw materials and components to build our inventories for products we expect to ship in the future, cash we used to satisfy vendor obligations and net payments on short-term and long-term obligations. Of the increase in time deposits, $4.0 million related to a standby letter of credit entered into by Luminent in favor of a creditor of a Chinese subsidiary of MRV’s acquisition target, Fiberxon, to enable the creditor to extend further banking facilities to the subsidiary of Fiberxon. The standby letter of credit will remain available to the creditor until October 1, 2007. Fiberxon and its subsidiary have agreed to indemnify Luminent for any losses it may suffer as a result of a breach by Fiberxon’s subsidiary of its loan agreement with its creditor.

     The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (dollars in thousands):

	March 31,	December 31,
At:	2007	2006

Cash
Cash and cash equivalents	$85,269	$91,722
Short-term marketable securities	26,393	25,864
Time deposits	5,064	821

	116,726	118,407
Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations (1)	21,565	26,289
Long-term debt	158	88

	44,723	49,377

Excess cash versus debt	$72,003	$69,030

Ratio of cash versus debt (2)	2.6:1	2.4:1

(1)	Includes current maturities of long-term debt.

(2)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.
Working Capital
     Working capital means the difference between current assets and current liabilities at particular points in time. The following table illustrates our working capital position (dollars in thousands):

	March 31,	December 31,
At:	2007	2006

Current assets	$283,504	$289,514
Current liabilities	111,730	116,927

Working capital	$171,774	$172,587

Current ratio (1)	2.5:1	2.5:1

(1)	Determined by dividing total “current assets” by total “current liabilities,” in each case as reflected in the table.
     Current assets decreased $6.0 million due primarily to decreases in accounts receivable, partially offset by increases in inventories. Fluctuations in current assets typically result from the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
     Current liabilities decreased $5.2 million due primarily to the decrease in short-term obligations and accrued liabilities, partially offset by the increase in other current liabilities. Fluctuations in current liabilities typically result from the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred revenue, income tax liabilities and the effects of changes in foreign currencies.

Cash Flow
     The following table sets forth, for the periods indicated, certain cash flow data from our Statements of Cash Flows (dollars in thousands):

For the three months ended March 31:	2007	2006

Net cash provided by (used in):
Operating activities	$(743)	$(4,859)
Investing activities	(2,126)	(1,297)
Financing activities	(3,895)	68,701
Effect of exchange rate changes on cash and cash equivalents	311	251

Net change in cash and cash equivalents	$(6,453)	$62,796

     Cash Flows Related to Operating Activities. Cash used in operating activities was $743,000 for the three months ended March 31, 2007, compared to cash used in operating activities of $4.9 million for the same period last year. Cash used in operating activities was a result of our net loss of $2.2 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes and gains on the disposition of fixed assets. In 2007, decreases in accounts receivable and increases in accounts payable positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in time deposits, inventories and other assets. The decrease in accounts receivable resulted from the timing of customer payments and collection efforts. The increase in inventories was primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable were the result of the timing of payments to our vendors. As described above, the increase in time deposits was the result of the standby letter of credit relating to the creditor of a subsidiary of Fiberxon. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
     Cash Flows Related to Investing Activities. Cash used in investing activities was $2.1 million for the three months ended March 31, 2007, compared to cash used in investing activities totaling $1.3 million for the same period last year. Cash used in investing activities for 2007 was primarily the result of capital expenditures and the net purchases of short-term marketable securities. As of March 31, 2007, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period was primarily from capital expenditures.
     Cash Flows Related to Financing Activities. Cash used in financing activities was $3.9 million for the three months ended March 31, 2007, as compared to cash flows provided by financing activities of $68.7 million for the same period last year. Cash used in financing activities was primarily the result of net payments on short-term obligations, partially offset by the exercise of employee stock options and net borrowings on long-term obligations. Cash flows provided by financing activities for the prior period represent the net proceeds from the issuance of our common stock, the proceeds from the exercise of employee stock options, changes in other long-term liabilities, and net cash payments on short-term borrowings.
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
Contractual Cash Obligations
     The following table illustrates our total contractual cash obligations as of March 31, 2007 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations	$21,359	$21,359	$—	$—	$—
Long-term debt	364	206	158	—	—
5% convertible notes due June 2008	23,000	—	23,000	—	—
Unconditional purchase obligations	7,907	7,907	—	—	—
Operating leases	24,594	5,817	8,268	5,054	5,455

Total contractual cash obligations	$77,224	$35,289	$31,426	$5,054	$5,455

     Our total contractual cash obligations as of March 31, 2007, were $77.2 million, of which, $35.3 million are due by March 31, 2008. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due in June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
     The table above does not reflect approximately $17 million of purchase consideration that will be paid to the shareholders of Fiberxon upon closing of the Fiberxon acquisition as well as the deferred consideration payment of approximately $31.5 million to be paid in cash and/or shares, or a combination thereof, that will be paid to the shareholders of Fiberxon within 18 months of the closing of the Fiberxon acquisition, or sooner upon the occurrence of certain acceleration events. For further details on the announced Fiberxon acquisition, please see Note 7, “Pending Acquisition” included in the “Notes to Financial Statements” appearing elsewhere in this Report.
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

     We are limited in the amount of debt financing we may obtain and the price per share of our common stock at which we may conduct equity financings without triggering an acceleration of, or obtaining a waiver from holders of, our 5% convertible notes due June 2008. For additional information on these limitations and other restrictions of our 5% convertible notes due June 2008, including our ability to incur indebtedness, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report in the section “Certain Factors That Could Affect Future Results” under the caption entitled “Our 2003 Notes Provide for Various Events of Default That Would Entitle the Holder to Require Us to Repay Upon its Demand the Outstanding Principal Amount, Plus Accrued and Unpaid Interest” and the Risk Factors under Item 1A of Part II of this Report under the caption entitled “If Our Cash Flow Significantly Deteriorates In the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.” Even if not restricted under our 2003 Convertible Notes, if we seek financing through issuance(s) of additional equity securities, we may limit our ability to use available net operating loss and capital loss carryforwards if, by doing so, such issuances separately, or considered with other stock issuances we have made or make within a three-year period (including issuances of our shares that we make in connection with our acquisition of Fiberxon if that transaction is successfully consummated) results in an “ownership change” within the meaning of Internal Revenue Code section 382. For additional information on the potential limitations on our use of net operating loss and capital loss carryforwards available to us at December 31, 2006, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report under the sections entitled “Tax Loss Carryforwards” and “Certain Factors That Could Affect Future Results — Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products and the market acceptance of our products
Internet Access to Our Financial Documents
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

Some of the statements contained in this report discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. MRV’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly those immediately below and under the heading “Risk Factors” in Item 1A of Part II of this report. You should review these factors that could affect our future results and the risk factors in Item 1A of this report and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on March 6, 2007, for a more complete understanding of the risks associated with an investment in our securities. We undertake no obligation to revise or update any forward-looking statements.
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
     One Customer Accounted for over 10 percent of Our Sales During the Three and Twelve Months Ended December 31, 2006, Increasing Both Our Dependence on a Single Revenue Source and the Risk that Our Operations Will Suffer Materially If the Customer Stopped Ordering from Us or Substantially Reduced Its Business With Us. For the last several years prior to 2006 and for the interim periods within those years, no customer has accounted for 10 percent or more of our revenues and accordingly we were not dependent on any single customer. For the year ended December 31, 2006, however, we had one customer, Tellabs, Inc., which, among other projects, supplies Verizon for its FiOS FTTP project, accounted for 13% of our total revenues. While our financial performance during this year benefited from the increased sales to that customer, because of the magnitude of our sales to that customer, our results would suffer if we lost that customer or it made a substantial reduction in orders unless we were able to replace the customer or orders with one or more of comparable size. In addition, our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products
Our Markets Are Subject to Rapid Technological Change, and to Compete Effectively, We Must Continually Introduce New Products That Achieve Market Acceptance. The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent that customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:
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
Our 2003 Notes Provide for Various Events of Default That Would Entitle the Holder to Require Us to Repay Upon its Demand the Outstanding Principal Amount, Plus Accrued and Unpaid Interest. On June 4, 2003, we completed the sale of $23 million principal amount of 2003 Notes to Deutsche Bank AG, London Branch in a private placement pursuant to Regulation D under the Securities Act of 1933. The 2003 Notes mature in June 2008. We will be considered in default of the 2003 Notes if any of the following events, among others, occur:
•	our default in payment of any principal amount of, interest on or other amount due under the 2003 Notes when and as due;

•	the effectiveness of the registration statement, which registered for resale the shares of our common stock issuable upon conversion of the 2003 Notes, lapses for any reason or is unavailable to the holder of the 2003 Notes for resale of all of the shares issuable upon conversion, other than during allowable grace periods, for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

•	the suspension from trading or failure of our common stock to be listed on the Nasdaq Stock Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period;

•	we or our transfer agent notify any holder of our intention not to issue shares of our common stock to the holder upon receipt of any conversion notice delivered in respect of a Note by the holder;

•	we fail to deliver shares of our common stock to the holder within twelve business days of the conversion date specified in any conversion notice delivered in respect of a Note by the holder;

•	we breach any material representation, warranty, covenant or other term or condition of the 2003 Notes or the Securities Purchase Agreement, or the Registration Rights Agreement relating to 2003 Notes and the breach, if curable, is not cured by us within ten days;

•	failure by us for ten days after notice to comply with any other provision of the 2003 Notes in all material respects, which include abiding by our covenants not to:
o	incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices;

o	repurchase our common stock for an aggregate amount in excess of $5.0 million; pursuant to a stock purchase program that was approved by our Board of Directors and publicly announced on June 13, 2002; or

o	declare or pay any dividend on any of our capital stock, other than dividends of common stock with respect to our common stock;
•	we breach provisions of the 2003 Notes prohibiting us from either issuing:
o	our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases; or

o	securities that are convertible into or exchangeable or exercisable for shares of our common stock at a price that varies or may vary with the market price of our common stock;
•	- we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $3,000,000; or

•	- we become bankrupt or insolvent.
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

In the Event of a Change of Control, Holders of the 2003 Notes Have the Option to Require Immediate Repayment of the 2003 Notes At a Premium and This Right Could Prevent a Takeover Otherwise Favored By Stockholders. In the event of our “Change of Control,” which essentially means someone acquiring or merging with us, each holder of 2003 Notes has the right to require us to redeem the 2003 Notes in whole or in part at a redemption price of 105% of the principal amount of the 2003 Notes, plus accrued and unpaid interest or if the amount is greater, an amount equal to the number of shares issuable upon conversion of the 2003 Notes based on the conversion price at the date the holder gives us notice of redemption, multiplied by the average of the weighted average prices of our common stock during the five days immediately preceding that date. If a Change of Control were to occur, we might not have the financial resources or be able to arrange financing on acceptable terms to pay the redemption price for all the 2003 Notes as to which the purchase right is exercised. Further, the existence of this right in favor of the holders may discourage or prevent someone from acquiring or merging with us.
Sales Of Substantial Amounts Of Our Shares By Selling Stockholders Could Cause The Market Price Of Our Shares To Decline. Under a registration statement that the Securities and Exchange Commission, or SEC, declared effective in 2003, selling stockholders are offering for resale up to 9,913,914 shares of our common stock issuable upon conversion of our 2003 Notes. This represents approximately 7.9% of the outstanding shares of our common stock on April 15, 2007 (or 7.3% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes).
     Under a registration statement that the SEC declared effective in April 2006, selling stockholders are offering and have been selling an additional 19,858,156 shares of our common stock. That represents approximately 15.8% of the outstanding shares of our common stock on April 15, 2007, (or 14.6% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes) and, when added to the shares being offered by the selling stockholders under our 2003 registration statement, approximately 23.6% of the outstanding shares of our common stock on April 15, 2007 (or 21.9% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of our 2003 Notes).
     If our pending acquisition of Fiberxon is consummated, we have agreed to issue to Fiberxon’s stockholders and employees an aggregate of up to 21,188,630 shares of our common stock, including shares underlying Fiberxon’s employee options that we have agreed to assume for options to purchase shares of our common stock. This represents approximately 16.8% of the outstanding shares of our common stock on April 15, 2007 (or 15.6% of the outstanding shares of our common stock on that date if pro forma effect were given on that date to the full conversion of our 2003 Notes). The exemption from the registration provisions of the Securities Act of 1933 upon which we are planning to rely for the offer and sales of our shares to consummate the acquisition of Fiberxon is Section 3(a)(10) of the Securities Act, which will require the California Department of Corporations to determine that the acquisition is fair pursuant to a hearing before that agency which we are scheduling. If the California Department of Corporations does make a positive determination of fairness, the shares we issue to Fiberxon’s stockholders upon completion of the transaction will generally be eligible for sale in the open market.
     The shares issuable to Fiberxon’s stockholders if we successfully complete that acquisition, when added to the shares being offered by the selling stockholders under our 2003 and 2006 registration statements, amount to an aggregate of approximately 40.5% of the outstanding shares of our common stock on April 15, 2007 (or 37.5% of the outstanding shares of our common stock on that date if pro forma effect were given to the full conversion of the 2003 Notes).
     Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.
     The information presented in this certain factor has been calculated assuming that none of the shares covered by our 2006 registration statement have yet been sold (which may not be the case) and that all shares issuable upon consummation of the Fiberxon acquisition are issued at the closing of that transaction. In fact, shares issuable upon exercise of Fiberxon’s options that are outstanding at the closing will be subtracted from the shares we are otherwise required to issue to Fiberxon’s stockholders at the closing.

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
Our Headquarters Are Located In Southern California, and Certain of Our Manufacturing Facilities Are Located In Southern California and Taiwan, Where Disasters May Occur That Could Disrupt Our Operations and Harm Our Business. Our corporate headquarters is located in the San Fernando Valley of Southern California and some of our manufacturing facilities are located in Southern California and Taiwan. Historically, these regions have been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economies and posed physical risks to our property and personnel.
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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements Are Likely to Impact Our Future Financial Position and Results of Operations and In the Case of FASB’s New Pronouncement Regarding the Expensing of Stock Options Will Adversely Impact Our Financial Results. There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. The Financial Accounting Standards Board’s recent change to mandate the expensing of stock compensation will require us to record charges to earnings for stock option grants to employees and directors and will adversely affect our financial results for periods after we implement the pronouncement. As required, we implemented this pronouncement on January 1, 2006.
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
     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of March 31, 2007, through a foreign office, we had one interest rate swap contract outstanding. The Company also had a second interest rate swap contract that matured during March 2007. The economic purpose of these interest rate swap contracts was to utilize them in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized gains on these interest rate swap contracts for the three months ended March 31, 2007 were approximately $22,000 and unrealized losses for the three months ended March 31, 2006 were approximately $84,000, and have been included in interest expense in the accompanying Statements of Operations.
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
     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At March 31, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006.
     We incurred approximately 43% of our operating expenses in currencies other than the U.S. dollar during the three months ended March 31, 2007. In general, these currencies were stronger against the U.S. dollar for the three months ended March 31, 2007 compared to the same period last year. Therefore, revenues and expenses in these countries translated into more dollars than they would have in 2006. For the first three months of 2007, we had approximately:
•	$6.6 million of operating expenses that were settled in the euro;

•	$3.4 million of operating expenses that were settled in Swiss francs;

•	$1.9 million of operating expenses that were settled in Swedish krona; and

•	$1.1 million of operating expenses settled in the Taiwan dollar.
     Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the first three months of 2007, our costs would have increased approximately:

•	$658,000 related to expenses settled in euros;

•	$338,000 related to expenses settled in Swiss francs;

•	$186,000 in expenses settled in Swedish kronas; and

•	$112,000 in expenses settled in the Taiwan dollar.
     As of March 31, 2007, we held as part of our cash and cash equivalents $6.0 million of euros, $5.1 million of Swiss francs, $2.2 million of Swedish kronas and $1.8 million of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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
Changes in Internal Controls
     We are in the process of upgrading and replacing information systems used by two of our subsidiaries to accumulate, track and store financial and other data used in the preparation of their financial statements that are consolidated with our financial statements and the financial statements of our other subsidiaries. During the year ended December 31, 2006, one of these subsidiaries began to upgrade the software information system that it utilizes in all aspects of its operations in Taiwan. During the same period, the other subsidiary began to use the new system with respect to certain aspects of its US operations that relate to fulfillment of orders from its US customers with products manufactured by the other subsidiary in Taiwan or by third-party contract manufacturers in China, all of which ship directly to our subsidiary’s customers, a process called drop-shipping. While this new system was placed on line in the latter half of the quarter ended September 30, 2006, it was operated in parallel with our subsidiaries’ legacy systems which continued to provide the financial and other data that our subsidiaries used in preparing their financial statements for the nine months ended September 30, 2006. Our subsidiaries began relying on the new information systems exclusively in the fourth quarter of 2006 and we expect that our US subsidiary will begin using the new system in connection with its business activities in addition to those involving drop-shipping from Asian manufacturers by September 30, 2007.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     You should carefully consider and evaluate all of the information in this Form 10-Q in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2006, which we filed with the Securities and Exchange Commission on March 6, 2007, for a more complete understanding of the risks associated with an investment in our securities. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2006 and elsewhere in this Report are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.
Our Gross Margin May Fluctuate from Period to Period and Our Gross Margins for Optical Components and/or Networking Equipment May Be Adversely Affected by a Number Of Factors.
     The following table sets forth, for the periods indicated, our gross margins from our two principal operating segments and for our company as a whole:

	Three months ended			Year ended
	Mar. 31,	Mar. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2006	2005	2004

Networking group	34%	37%	35%	36%	38%
Optical components group	24%	21%	19%	11%	14%

Total	32%	33%	31%	32%	34%

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
We Face Risks from Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Three months ended			Year ended
	Mar. 31,	Mar. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2006	2005	2004

Percentage of total revenue from foreign sales	70%	67%	67%	74%	77%

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
     Through one of our foreign subsidiaries, we have entered into interest rate swap contracts to hedge exposure to interest rate fluctuations. Unrealized gains on these interest rate swap contracts for the three months ended March 31, 2007 were approximately $22,000 and unrealized losses for the three months ended March 31, 2006 were approximately $84,000 and we could incur losses from these or other hedging activities in the future.
     If Our Cash Flow Significantly Deteriorates In the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.
     We incurred net losses in the years ended December 31, 2006, 2005 and 2004 and the three months ended March 31, 2007 and 2006, and our combined cash and short-term investments declined in each of those periods except the year ended December 31, 2006 and the three months ended March 31, 2006. Excluding the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors in March 2006, which resulted in proceeds of $69.9 million, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities would have declined for the year ended December 31, 2006 and the three months ended March 31, 2006. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
     We Could Breach Obligations to Our Outstanding Optionholders or the Holder of our Convertible Notes and Will be Unable to Issue Stock Options and Other Equity Awards to Our Employees If Stockholders Do Not Approve a Proposal at Our 2007 Annual Stockholders Meeting to Increase Our Authorized Common Stock.
     At our Annual Meeting of Stockholders scheduled for May 29, 2007, we are seeking approval from our stockholders to amend our certificate of incorporation to increase the number of shares of our common stock that we are authorized to issue from 160,000,000 to 320,000,000 shares. Our acquisition of Fiberxon, if completed, will require us to issue up to 21,188,630 additional shares of our common stock (including shares of common stock issuable upon exercise of Fiberxon options that we will be assuming). Our current authorized common stock is 160,000,000 shares. As of April 15, 2007, there were 125,974,909 shares of our common stock issued and outstanding, 10,941,255 shares of our common stock issuable upon exercise of options granted pursuant to our existing Stock Option Plans, and 9,913,794 shares of our common stock issuable upon conversion of outstanding convertible notes that we issued in 2003. We are also seeking approval of our stockholders for a new equity Incentive Plan that if approved will cover an additional 12,000,000 shares of our common stock that we have reserved for issuance. Based on such numbers of outstanding and reserved shares of common stock, excluding the number of shares we would issue upon completion of the Fiberxon acquisition, we would have only 1,170,042 shares of common stock remaining available for issuance.
     Accordingly, without an increase in the authorized common stock, we will not have sufficient shares of common stock available for the issuance in connection with the Fiberxon acquisition without potentially breaching obligations to outstanding optionholders or the holder of our convertible notes. Further, we would not be able to issue to our employees equity awards as incentive compensation. Breaching obligations to our employees and not having the ability to provide equity incentives to our employees could cause key employees to seek employment elsewhere or breaching obligations to the holder of our convertible notes could subject us to damages in addition to being forced to repay our notes in full before they mature. Either event could have a material adverse effect on our business, operating results and financial condition and on the market price of our common stock.

Delaware Law, Our Ability to Issue Preferred Stock and the Increase in Our Ability to Issue Common Stock if Our Stockholders Approve a Proposal That Will Increase Our Authorized Common Stock May Have Anti-Takeover Effects That Could Prevent a Change In Control, Which May Cause Our Stock Price to Decline and Issuances of Additional Common Stock Would Dilute the Voting Rights of Stockholders and Would Potentially Have Other Dilutive Effects.
     We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. If stockholders approve the increase in our authorized common stock as proposed at our at Annual Meeting of Stockholders to be held on May 29, 2007, the additional shares of common stock authorized would also be available for other issuances for any proper corporate purpose from time to time as determined by our Board of Directors. For example, in addition to the Fiberxon acquisition, we may issue shares of common stock in public or private offerings for cash, or for use in our operations, for use as consideration in acquiring other companies or assets with stock or in connection with the issuance of convertible securities that could be used in connection with a stockholder rights plan that we could adopt to deter unfriendly takeovers that might otherwise be favored by stockholders. If we issue additional shares of common stock or other securities convertible into common stock in the future, it could dilute the voting rights of existing holders of our common stock, dilute our book value per share and, if and when we report net income, dilute earnings per share. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the manner prescribed under Section 203. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.
ITEM 6. EXHIBITS
     (a) Exhibits

No.	Description

10.1	Agreement and Plan of Merger dated January 26, 2007 by and among Fiberxon, Inc., registrant, and registrant’s newly-formed wholly-owned subsidiaries, Lighthouse Transition Corporation and Lighthouse Acquisition Corporation, under which registrant agreed to acquire Fiberxon.

10.2	Indemnification agreement dated March 28, 2007 by and among Fiberxon, Inc. (“Fiberxon”), Fiberxon’s subsidiary, Fiberxon Technology (Shenzhen) Co., Ltd. (“Fiberxon Shenzhen”), and registrant’s subsidiary, Luminent, Inc. (“Luminent”), under which Fiberxon and Fiberxon Shenzhen agreed to indemnify Luminent for any loss on the $4.0 million standby letter of credit with CITIC Bank Shenzhen Branch (“CITIC”) as a result of Fiberxon Shenzhen’s breach of its loan agreement with CITIC.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2007.

MRV COMMUNICATIONS, INC.
By:	/s/ Noam Lotan
Noam Lotan
President and Chief Executive Officer

By:	/s/ Kevin Rubin
Kevin Rubin
Chief Financial Officer and Compliance Officer