Form 10-Q
period 2007-06-30
MRV COMMUNICATIONS INC
filed 2007-08-02
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act
for the transition period from                      to
Commission file number 001-11174

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     As of July 15, 2007, there were 144,445,838 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Form 10-Q, June 30, 2007
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
     In the opinion of MRV, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of MRV Communications, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the three and six months then ended.
     The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MRV Communications, Inc.
Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue	$101,962	$86,965	$191,641	$164,227
Cost of goods sold	72,063	60,256	133,426	111,773

Gross profit	29,899	26,709	58,215	52,454

Operating costs and expenses:
Product development and engineering	6,846	6,672	14,152	13,652
Selling, general and administrative	24,035	21,823	46,774	42,497
Goodwill impairment	—	52	—	52

Total operating costs and expenses	30,881	28,547	60,926	56,201

Operating loss	(982)	(1,838)	(2,711)	(3,747)

Interest expense	(964)	(733)	(2,016)	(1,789)
Other income, net	1,207	1,050	2,642	1,666

Loss before provision for income taxes	(739)	(1,521)	(2,085)	(3,870)

Provision for income taxes	1,721	1,122	2,591	2,454

Net loss	$(2,460)	$(2,643)	$(4,676)	$(6,324)

Loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Weighted average number of shares:
Basic and diluted	126,011	125,073	125,885	116,442

The accompanying notes are an integral part of these condensed financial statements.

MRV Communications, Inc.
Condensed Balance Sheets
(In thousands, except par values)

	June 30,	December 31,
At:	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,060	$91,722
Short-term marketable securities	7,500	25,864
Time deposits	4,875	821
Accounts receivable, net	98,264	95,244
Inventories	68,800	61,361
Deferred income taxes	895	895
Other current assets	15,514	13,607

Total current assets	290,908	289,514
Property and equipment, net	14,609	14,172
Goodwill	36,316	36,348
Deferred income taxes	1,460	1,460
Other assets	4,697	4,728

	$347,990	$346,222

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$22,765	$26,289
Accounts payable	58,204	47,384
Accrued liabilities	27,048	29,704
Deferred revenue	7,370	7,624
Convertible notes	23,000	—
Other current liabilities	4,766	5,926

Total current liabilities	143,153	116,927
Convertible notes	—	23,000
Other long-term liabilities	7,283	7,295
Minority interest	5,272	5,248
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 320,000 shares Issued — 127,382 shares in 2007 and 126,860 shares in 2006 Outstanding — 126,029 shares in 2007 and 125,507 shares in 2006	214	213
Additional paid-in capital	1,234,613	1,231,941
Accumulated deficit	(1,041,600)	(1,036,924)
Treasury stock — 1,353 shares in 2007 and 2006	(1,352)	(1,352)
Accumulated other comprehensive income (loss)	407	(126)

Total stockholders’ equity	192,282	193,752

	$347,990	$346,222

The accompanying notes are an integral part of these condensed balance sheets.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

For the six months ended June 30:	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,676)	$(6,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other noncash items	1,884	2,728
Share-based compensation expense	1,643	1,614
Provision for doubtful accounts	385	238
Gain on disposition of property and equipment	(17)	(73)
Gain on sale of equity method investment	—	(50)
Minority interests’ share of income	24	48
Impairment of goodwill	—	52
Changes in operating assets and liabilities:
Time deposits	(4,059)	407
Accounts receivable	(2,290)	11,734
Inventories	(7,001)	(21,521)
Other assets	(1,765)	(3,109)
Accounts payable	10,169	5,878
Accrued liabilities	(2,787)	101
Deferred revenue	(337)	332
Other current liabilities	(1,220)	619

Net cash used in operating activities	(10,047)	(7,326)

Cash flows from investing activities:
Purchases of property and equipment	(2,660)	(2,714)
Proceeds from sale of property and equipment	64	96
Proceeds from sale of equity method investment	—	100
Purchases of investments	(9,000)	(29,591)
Proceeds from sale or maturity of investments	27,420	2,000
Purchase of minority interest	—	(50)

Net cash provided by (used in) investing activities	15,824	(30,159)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,031	71,766
Borrowings on short-term obligations	61,613	33,131
Payments on short-term obligations	(65,527)	(43,514)
Borrowings on long-term obligations	148	—
Payments on long-term obligations	(147)	(158)
Other long-term liabilities	(114)	234

Net cash provided by (used in) financing activities	(2,996)	61,459

Effect of exchange rate changes on cash and cash equivalents	557	664

Net increase in cash and cash equivalents	3,338	24,638

Cash and cash equivalents, beginning of period	91,722	67,984

Cash and cash equivalents, end of period	$95,060	$92,622

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes To Financial Statements
June 30, 2007
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
          Outstanding stock options and warrants to purchase 10.8 million shares as of June 30, 2007 and 2006 were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with the 2003 Notes were not included in the computation of diluted loss per share as they were anti-dilutive.
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

2. Share-Based Compensation
          MRV records share-based compensation expense in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to MRV’s employees and directors including employee stock option awards based on estimated fair values, which are measured at the grant date and recognized over the requisite service period. The impact on MRV’s results of operations of recording share-based compensation under SFAS No. 123(R) for the three and six month periods ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Cost of goods sold	$80	$76	$165	$148
Product development and engineering	181	184	371	389
Selling, general and administrative	558	615	1,107	1,077

Total share-based compensation expense (1)	$819	$875	$1,643	$1,614

(1)	No income tax benefits relating to share-based compensation were recognized for the periods presented.
          As of June 30, 2007, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $4.5 million which is expected to be amortized over a weighted-average period of 2.3 years. There were no significant capitalized share-based compensation costs at June 30, 2007 and 2006.
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
          Business segment revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Networking group	$76,336	$64,041	$144,280	$121,758
Optical components group	26,505	23,636	49,423	44,034
Development stage enterprise group	—	—	—	—

	102,841	87,677	193,703	165,792
Intersegment adjustment	(879)	(712)	(2,062)	(1,565)

Total	$101,962	$86,965	$191,641	$164,227

          Revenues by groups of similar products were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Network equipment	$26,769	$23,209	$51,355	$44,075
Network integration	49,567	40,829	92,925	77,680
Fiber optic components	25,626	22,927	47,361	42,472

Total	$101,962	$86,965	$191,641	$164,227

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
          For the three months ended March 31, 2007 and the six months ended June 30, 2007, the optical components group revenue includes $2.9 million of revenue that was previously deferred from sales of products to one customer in periods prior to those periods presented herein. MRV evaluated the conditions that resulted in the deferral of such revenue, and for the three months ended March 31, 2007, MRV determined that such conditions lapsed. Consequently, MRV recognized such revenue for the three months ended March 31, 2007. This amount is additionally classified as fiber optic components in the revenue by groups of similar products table above and Americas revenue in the revenue by geographical region table below.
          Revenues by geographical region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Americas	$32,973	$31,233	$60,074	$56,499
Europe	62,938	52,370	118,330	101,383
Asia Pacific	6,030	3,310	13,153	6,240
Other regions	21	52	84	105

Total	$101,962	$86,965	$191,641	$164,227

          Long-lived assets, consisting of net property and equipment, by geographical region were as follows (in thousands):

	Jun. 30,	Dec. 31,
At:	2007	2006

Americas	$3,775	$3,595
Europe	7,792	7,277
Asia Pacific	3,042	3,300

Total	$14,609	$14,172

          Business segment operating income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Networking group	$(1,055)	$(1,278)	$(3,717)	$(2,394)
Optical components group	407	(319)	1,745	(645)
Development stage enterprise group	(342)	(379)	(718)	(686)

	(990)	(1,976)	(2,690)	(3,725)
Intersegment adjustment	8	138	(21)	(22)

Total	$(982)	$(1,838)	$(2,711)	$(3,747)

          Income (loss) before provision for income taxes was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Domestic	$(8,829)	$(4,536)	$(10,752)	$(10,057)
Foreign	8,090	3,015	8,667	6,187

Total	$(739)	$(1,521)	$(2,085)	$(3,870)

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
     Marketable Securities
          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original cost of MRV’s marketable securities approximated fair market value as of June 30, 2007 and December 31, 2006. Marketable securities mature at various dates through 2008.
          Marketable securities consisted of the following (in thousands):

	Jun. 30,	Dec. 31,
At:	2007	2006

U.S. government issues	$1,999	$8,131
State and local government issues	—	1,500
Corporate issues	4,006	14,751
Foreign government issues	1,495	1,482

Total	$7,500	$25,864

5. Inventories
          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	Jun. 30,	Dec. 31,
At:	2007	2006

Raw materials	$14,375	$10,848
Work-in process	16,196	17,811
Finished goods	38,229	32,702

Total	$68,800	$61,361

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
          The following table summarizes the changes in carrying value of goodwill during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Beginning balance	$36,159	$34,020	$36,348	$33,656
Purchase of minority interest	—	39	—	39
Impairment	—	(52)	—	(52)
Foreign currency translation	157	1,208	(32)	1,572

Total	$36,316	$35,215	$36,316	$35,215

7. Acquisition Subsequent Event
          On July 1, 2007, MRV closed the acquisition of Fiberxon, Inc., a privately-held Delaware corporation (“Fiberxon”). Fiberxon is a manufacturer of telecommunication and data products, passive optical network products, and optical components and has its principal manufacturing operations in China. MRV has announced its intention to contribute the capital stock of Fiberxon to Luminent, Inc. (“Luminent”), a wholly-owned subsidiary of MRV, or otherwise combine Fiberxon’s business with that of Luminent. In exchange for the outstanding capital stock of Fiberxon, MRV has agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of MRV’s common stock (excluding 2.8 million shares of MRV’s common stock underlying the assumption of Fiberxon outstanding stock options, which will be on a basis that will preserve the intrinsic value of such options and otherwise be on the same terms as the Fiberxon options being assumed), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of MRV’s common stock, or a combination thereof, if Luminent does not complete an initial public offering (an “IPO”) of its common stock within 18 months after MRV receives Fiberxon’s audited consolidated financial statements for the three years ended December 31, 2006 (“Financials Receipt Date”) or the third trading day after Luminent’s IPO. The latter component of the purchase consideration may amount to more or less than $31.5 million if Luminent successfully completes an IPO within 18 months of the Financials Receipt Date in that, in such event and in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Luminent IPO, less the discount provided to the underwriters, by (y) the total number of shares of Luminent Common Stock outstanding immediately prior to the effectiveness of the agreement between Luminent and the underwriters of the Luminent IPO.

          Prior to closing, an amendment to the Agreement and Plan of Merger between MRV and Fiberxon was executed, which amended certain terms that, among other amended terms, 1) removed the condition for Fiberxon to deliver audited consolidated financial statements prior to closing, 2) restricted the transferability of the MRV shares issued to the Fiberxon stockholders until the earlier of one year from the closing date or three trading days after the Financials Receipt Date, 3) extended the duration of the related set-off period during which MRV may exercise its rights of set-off to the earlier of 18 months from the Financials Receipt Date or the third trading day after Luminent’s IPO, 4) share equally the third-party, out-of-pocket fees and expenses associated with the preparation and delivery of Fiberxon’s audited financial statements to MRV, and 5) establish an intended closing and effective date of July 1, 2007.
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
8. Restructuring Costs
          During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. MRV has a remaining obligation totaling $45,000 for its fulfillment of a lease obligation on an abandoned facility that it expects to pay from cash on-hand through August 2007.
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

          The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of June 30, 2007 and 2006, MRV’s product warranty liability recorded in accrued liabilities was $2.3 million and $2.1 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Beginning balance	$2,208	$2,158	$2,291	$2,328
Cost of warranty claims	(307)	(211)	(643)	(326)
Accruals for product warranties	372	154	625	99

Total	$2,273	$2,101	$2,273	$2,101

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
          The Company will include interest and penalties related to income tax liabilities with the income tax provision. There was no accrued interest or penalties relating to income tax liabilities as of January 1, 2007.
          With limited exception, the Company is no longer subject to U.S. federal audits by taxing authorities for years through 2003 and certain state, local and foreign income tax audits through 2001 to 2003. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11. Comprehensive Income (Loss)
          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net loss	$(2,460)	$(2,643)	$(4,676)	$(6,324)
Unrealized loss from available-for-sale securities	6	(3)	5	(3)
Foreign currency translation	689	2,686	528	3,885

Total	$(1,765)	$40	$(4,143)	$(2,442)

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
          Interest Rate Swaps. A foreign office of the Company manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of June 30, 2007 the Company had one interest rate swap contract maturing in 2008. The Company also had a second interest rate swap contract that matured in March 2007. Unrealized income on these interest rate swaps for the three months ended June 30, 2007 and 2006 were $116,000 and $167,000, respectively, and unrealized income on these interest rate swaps for the six months ended June 30, 2007 and 2006 were $138,000 and $83,000, respectively, which have been recorded in interest expense. The fair value and the carrying value of these interest rate swaps were $568,000 and $804,000 at June 30, 2007 and December 31, 2006, respectively, and were recorded in other long-term liabilities.
13. Supplemental Statement of Cash Flow Information (in thousands)

For the six months ended June 30:	2007	2006

Cash paid during the period for interest	$2,194	$1,293
Cash paid during the period for taxes	$2,210	$848

14. Recently Issued Accounting Pronouncements
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

          Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the six months ended June 30, 2007 and 2006, foreign revenues constituted 69% and 66%, respectively, of our revenues. The vast majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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

Currency Rate Fluctuations
          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. At June 30, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006. We incurred approximately 43% of our operating expenses in currencies other than the U.S. dollar for the six months ended June 30, 2007. In general, these currencies were stronger against the U.S. dollar for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, so revenues and expenses in these countries translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.
Acquisition of Fiberxon, Inc.
          On July 1, 2007, we closed the acquisition of Fiberxon, Inc., a privately-held Delaware corporation, or Fiberxon. Fiberxon is a manufacturer of optoelectronic interface modules and solutions for communication systems and networks with its principal manufacturing operations in China. We had announced our intention to contribute the capital stock of Fiberxon to Luminent, Inc., or Luminent, a wholly-owned subsidiary of us, or otherwise combine Fiberxon’s business. In exchange for the outstanding capital stock of Fiberxon, we agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of our common stock (excluding 2.8 million shares of our common stock underlying the assumption of Fiberxon outstanding stock options, which will be on a basis that will preserve the intrinsic value of such options and otherwise be on the same terms as the Fiberxon options being assumed), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of our common stock, or a combination thereof, if Luminent does not complete an initial public offering, or IPO, of its common stock within 18 months after we receive Fiberxon’s audited consolidated financial statements for the three years ended December 31, 2006, or Financials Receipt Date, or the third trading day after Luminent’s IPO. The latter component of the purchase consideration may amount to more or less than $31.5 million if Luminent successfully completes an IPO within 18 months of the Financials Receipt Date in that, in such event and in lieu of $31.5 million, we have agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Luminent IPO, less the discount provided to the underwriters, by (y) the total number of shares of Luminent Common Stock outstanding immediately prior to the effectiveness of the agreement between Luminent and the underwriters of the Luminent IPO.
          Prior to closing, an amendment to the Agreement and Plan of Merger, or Merger Agreement, between us and Fiberxon was executed, which amended certain terms that, among other amended terms, 1) removed the condition for Fiberxon to deliver audited consolidated financial statements prior to closing, 2) restricted the transferability of our shares issued to the Fiberxon stockholders until the earlier of one year from the closing date or three trading days after the Financials Receipt Date, 3) extended the duration of the related set-off period during which we may exercise our rights of set-off to the earlier of 18 months from the Financials Receipt Date or the third trading day after Luminent’s IPO, 4) share equally the third-party, out-of-pocket fees and expenses associated with the preparation and delivery of Fiberxon’s audited financial statements to us, and 5) establish an intended closing and effective date of July 1, 2007.
          As a result of obligations we have agreed to undertake in connection with our acquisition of Fiberxon, we obtained waivers from the holder of our outstanding 5% Convertible Notes issued in June 2003, or the 2003 Notes, of various covenants, including the covenant restricting our ability to incur any indebtedness in excess of $17.0 million plus obligations arising from accounts receivable financing transactions with recourse through our foreign offices, in the ordinary course of business and consistent with past practices.

          During the course of our negotiations with Fiberxon leading up to the execution of the Merger Agreement, and thereafter during our due diligence investigation of Fiberxon, we learned of allegations of financial and accounting irregularities that called into question the reliability of Fiberxon’s consolidated financial statements for its fiscal years ended December 31, 2004 and 2005 and raised serious concerns regarding Fiberxon’s financial and reporting processes. We have been advised that these irregularities led to the termination of Fiberxon’s Chief Executive Officer and Vice President of Finance (principal accounting officer) during the first half of 2007 and to the commencement of investigations by Fiberxon’s audit committee into the nature and extent of the irregularities and their effect on Fiberxon’s historical financial statements as well as those to be prepared for its fiscal year ended December 31, 2006. We further learned in June 2007 that the independent accountants engaged by Fiberxon in April 2007 to audit Fiberxon’s financial statements at and for each of the three years ended December 31, 2006 had reported to Fiberxon’s audit committee that in addition to irregularities identified and reported by Fiberxon’s audit committee, Fiberxon’s independent accountants had identified a number of serious issues and encountered significant difficulties in the performance of its audit that, in the view of Fiberxon’s auditors, called into question the commitment of Fiberxon’s management to maintain reliable financial reporting systems, including accounting books and records, in conformity with accounting principles generally accepted in the United States or PRC; to identify and ensure that Fiberxon complies with the laws and regulations applicable to its activities and to inform Fiberxon’s auditors of any known material violations of such laws or regulations; to adjust Fiberxon’s financial statements to correct material misstatements; and to make all financial records and related information available to its auditors. In the view of Fiberxon’s auditors, these matters also raised doubt on the ability of Fiberxon’s existing management to provide its auditors the written representations required under auditing standards generally accepted in the United States. Later in June 2007, we learned that reports of subsequent investigations received by Fiberxon’s auditors from Fiberxon’s audit committee had not, in the view of Fiberxon’s auditors, brought closure to the issues raised previously by Fiberxon’s auditors, had raised additional issues and that Fiberxon’s auditors had determined to suspend its audit.
          In the view of this decision by Fiberxon’s auditors and faced with a defined end date of June 30, 2007 under the Merger Agreement for completion of the mergers, we concluded that Fiberxon would not be able to deliver to us its audited financial statements by June 30, 2007 or within any reasonable extension of that date and further concluded that Fiberxon could not deliver the same to us while controlled by its existing management, board of directors or stockholders. Weighing these conclusions against our view that despite Fiberxon’s difficulties with its financial and reporting processes, that its fundamental business is sound, its current operations robust, its employees committed and dedicated to its success and that Fiberxon’s location in the People’s Republic of China would provide us with missing elements to our business that we view as critical to achieving our goals for the development and success of our fiber optics components business, we, with the unanimous approval of our board of directors, determined to complete the acquisition by amending the Merger Agreement to waive delivery by Fiberxon of its audited financial statements as a condition to the closing and to take control of that process ourselves, provided that Fiberxon would agree to defer the practical realization of most of the consideration to be received by its stockholders from the Mergers until we received Fiberxon’s financial statements in the form and content required under the SEC rules and that Fiberxon’s stockholders would share the cost incurred following the closing to obtain them.

          While we have consummated the acquisition of Fiberxon and intend to commit our resources and manpower in the effort to obtain the historical financial statements and pro forma financial information required for an acquired business that is material to us within the time provided by Item 9.01 of Form 8-K, to do so will require a forensic examination of Fiberxon’s business, operations and financial condition and records for the periods required by Regulation S-X (which we currently believe will implicate Fiberxon’s fiscal years 2004, 2005 and 2006 and perhaps periods prior to fiscal 2004), potential reconstruction and reconciliation of erroneous or falsified business and financial records, preparation of the necessary financial statements and their audit by independent public accountants meeting the registration and independence prerequisites established by the Public Company Accounting Oversight Board and the SEC. In light of the difficulties encountered and the time already consumed by Fiberxon’s existing auditors engaged to conduct an audit of Fiberxon’s financial statements, an engagement that such auditors suspended in June 2007, our ability to obtain and file Fiberxon’s financial statements within the time allowed, and in the form and content required by, the SEC’s rules is problematic and does not appear likely. See the Risk Factors under Item 1A of Part II of this Report under the caption entitled “Unless We File an Amendment to Our Form 8-K Reporting the Completion of Our Acquisition of Fiberxon containing Fiberxon’s Audited Consolidated Financial Statements and the Pro Forma Financial Information Required by Item 9.01 of Form 8-K by September 14, 2007, We Will Not Be in Compliance With Our Reporting Obligations under the Exchange Act. Our Failure to Comply with Our Reporting Obligations Under the Exchange Act May Lead to the Delisting of Our Common Stock from the NASDAQ Stock Market and Cause a Default in our 2003 Notes and/or Cause Us Other Adverse Consequences.”

Management Discussion Snapshot
          The following table sets forth, for the periods indicated, certain Statements of Operations data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue (1)	100%	100%	100%	100%

Networking group	75	74	75	74
Optical components group	26	27	26	27

Gross margin (2)	29	31	30	32

Networking group	32	35	33	36
Optical components group	19	19	22	20

Operating costs and expenses (2)	30	33	32	34

Networking group	34	37	36	38
Optical components group	18	20	18	21
Development stage enterprise group	NM	NM	NM	NM

Operating income (loss) (2)	(1)	(2)	(1)	(2)

Networking group	(1)	(2)	(3)	(2)
Optical components group	2	(1)	4	(1)
Development stage enterprise group	NM	NM	NM	NM

NM – not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statements of Operations data express percentages as a percentage of revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the development stage enterprise group in 2007 or 2006.
          The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are the networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended June 30, 2007 (“2007”) Compared
To Three Months Ended June 30, 2006 (“2006”)
     Revenue
          The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2007	2006	Change	Change	Currency (2)

Networking group	$76,336	$64,041	$12,295	19%	14%
Optical components group	26,505	23,636	2,869	12	15
Development stage enterprise group	—	—	—	—	—

	102,841	87,677	15,164	17	14
Adjustments (1)	(879)	(712)	(167)	NM	NM

Total	$101,962	$86,965	$14,997	17%	14%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          The following table sets forth, for the periods indicated, revenues by groups of similar products by geographical region (dollars in thousands):

For the three months ended June 30:	2007	2006	$ Change	% Change

Network equipment (1):
Americas	$12,317	$11,226	$1,091	10%
Europe	12,413	10,930	1,483	14
Asia Pacific	2,022	988	1,034	105
Other regions	17	65	(48)	(74)

Total network equipment	26,769	23,209	3,560	15

Network integration (2):
Europe	49,567	40,829	8,738	21

Total network integration	49,567	40,829	8,738	21

Fiber optic components (3):
Americas	20,656	20,007	649	3
Europe	958	611	347	57
Asia Pacific	4,008	2,322	1,686	73
Other regions	4	(13)	17	(131)

Total fiber optic components	25,626	22,927	2,699	12

Total	$101,962	$86,965	$14,997	17%

(1)	Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution.

(2)	Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution.

(3)	Fiber optic components revenue primarily consists of fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs, that are not sold as part of MRV’s network equipment or network integration solutions.
          Revenues for 2007 increased $15.0 million, or 17%, to $102.0 million from $87.0 million for 2006. Geographically, revenues in the Americas increased $1.7 million, or 6%, to $33.0 million for 2007 from $31.2 million for 2006, which was primarily the result of increased networking equipment sales and FTTP deployments. Revenues in Europe increased $10.6 million, or 20%, to $62.9 million for 2007 from $52.4 million in 2006, which was primarily a result of increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates for those activities. Revenues in Asia Pacific increased $2.7 million, or 82%, to $6.0 million for 2007 from $3.3 million for 2006, primarily because of the continued success with a tier-one customer in Japan for MRV’s optical transport products and $1.1 million of sales to Fiberxon in China for 2007 prior to the closing of the acquisition on July 1, 2007. Revenue would have been $2.8 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Networking Group. Our networking group includes two distinct groups of similar products and services: network equipment and network integration, which are described in the table above. Revenues, including intersegment revenues, generated from our networking group increased $12.3 million, or 19%, to $76.3 million for 2007 as compared to $64.0 million for 2006. External network equipment revenues increased $3.6 million, or 15%, to $26.8 million for 2007 from $23.2 million for 2006, which was primarily the result of the continued success with MRV’s optical transport products. External network integration revenues increased $8.7 million, or 21%, to $49.6 million for 2007 from $40.8 million for 2006, which was due primarily to increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates. Revenue would have been $3.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.

          Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, which are described in the table above and primarily consist of products manufactured by our wholly-owned subsidiary, Luminent, Inc. Revenues, including intersegment revenue, generated from our optical components group increased $2.9 million, or 12%, to $26.5 million for 2007 as compared to $23.6 million for 2006. Approximately 76% of optical components’ revenue related to shipments of optical components used by those customers deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2007 totaled approximately $20.2 million, compared to $16.4 million for 2006. Recent announcements suggest that FTTP deployments in North America made services available to approximately six million homes through 2006 and that continuing deployments are expected to make FTTP services available to an additional three million residences each year through the end of 2010; however, the number of actual residential homes subscribing to such services has been forecasted to reach 35% to 40% of the total deployments. We expect sales of FTTP products to continue to grow for 2007 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. Revenue would have been $766,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Development Stage Enterprise Group. No revenues were generated by this group for 2007 and 2006.
Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2007	2006	Change	Change	Currency (2)

Networking group	$24,758	$22,196	$2,562	12%	7%
Optical components group	5,133	4,375	758	17	22
Development stage enterprise group	—	—	—	—	—

	29,891	26,571	3,320	12	10
Adjustments (1)	8	138	(130)	NM	NM

Total	$29,899	$26,709	$3,190	12%	9%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Gross profit increased $3.2 million, or 12%, to $29.9 million for 2007 from $26.7 million for 2006. Our gross margin decreased to 29% for 2007, as compared to 31% for 2006. The decrease in gross margin was primarily the result of the impact of differences in the composition of the products we sold in each period within the networking group. This included an increase in the network integration revenue that typically carries lower gross margins than the Company average. The gross profit was negatively impacted by the factors described above that negatively impacted gross margin. Gross profit would have been $719,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $80,000 and $76,000 in 2007 and 2006, respectively.

          Networking Group. Gross profit for our networking group was $24.8 million for 2007 compared to $22.2 million for 2006, an increase of $2.6 million. Gross margins decreased to 32%, as compared to 35% for 2006. The decrease in gross margins in 2007 was primarily the result of differences in the composition of the products we sold in each period. This included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Gross profit would have been $908,000 lower and gross margins would have been 33% in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $22,000 and $24,000 in 2007 and 2006, respectively.
          Optical Components Group. Gross profit for 2007 was $5.1 million, compared to $4.4 million for 2006, an increase of $758,000. Our optical components group gross margin was 19% for 2007 and 2006. Gross profit would have been $189,000 higher and gross margins would have been 20% in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $58,000 and $52,000 in 2007 and 2006, respectively.
          Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2007 and 2006.
     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2007	2006	Change	Change	Currency (1)

Networking group	$25,813	$23,474	$2,339	10%	7%
Optical components group	4,726	4,694	32	1	2
Development stage enterprise group	342	379	(37)	(10)	(10)

Total	$30,881	$28,547	$2,334	8%	6%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Operating costs and expenses were $30.9 million, or 30% of revenues, for 2007, compared to $28.5 million, or 33% of revenues, for 2006. Operating costs and expenses increased $2.3 million in 2007 compared to 2006. The increase in our operating costs and expenses was largely the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization in the networking group. Operating costs and expenses would have been $610,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $181,000 and $184,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $558,000 and $615,000 in 2007 and 2006, respectively.
          Networking Group. Operating costs and expenses for 2007 were $25.8 million, or 34% of revenues, compared to $23.5 million, or 37% of revenues, for 2006. Operating costs and expenses increased $2.3 million, or 10%, in 2007 compared to 2006. The increase in operating costs and expenses was primarily the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization. Operating costs and expenses would have been $652,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $105,000 and $111,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $458,000 and $507,000 in 2007 and 2006, respectively.

          Optical Components Group. Operating costs and expenses for 2007 and 2006 were $4.7 million, or 18% of revenues for 2007 and 20% of revenues for 2006. Operating costs and expenses decreased as a percentage of revenue primarily as a result of lower product development and engineering expenses relating to prototype material costs. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Product development and engineering expenses included share-based compensation expense of $76,000 and $73,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $100,000 and $108,000 in 2007 and 2006, respectively.
          Development Stage Enterprise Group. Operating costs and expenses for 2007 were $342,000 compared to $379,000 for 2006. Operating costs and expenses decreased $37,000, or 10%, in 2007 compared to 2006. The decrease in operating costs and expenses relates primarily to the decrease in product development and engineering costs.
     Operating Income (Loss)
          The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended June 30:	2007	2006	Change	Change	Currency (2)

Networking group	$(1,055)	$(1,278)	$223	(17)%	(3)%
Optical components group	407	(319)	726	(227)	(274)
Development stage enterprise group	(342)	(379)	37	(10)	(10)

	(990)	(1,976)	986	(50)	(48)
Adjustments (1)	8	138	(130)	NM	NM

Total	$(982)	$(1,838)	$856	(47)%	(45)%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          We reported an operating loss of $1.0 million, or 1% of revenues, for 2007 compared to an operating loss of $1.8 million, or 2% of revenues, for 2006, an improvement in our results of $856,000 in 2007 compared to 2006. The improvement was largely the result of higher gross profit on the increase in revenue in 2007 compared to 2006. This improvement in our results was negatively impacted by the decrease in gross margins resulting from differences in the composition of the products we sold in each period. Foreign currency exchange rates did not have a significant impact on operating loss in 2007. Operating loss includes share-based compensation expense of $819,000 and $875,000 in 2007 and 2006, respectively.
          Networking Group. Our networking group reported an operating loss totaling $1.1 million for 2007, compared to an operating loss of $1.3 million for 2006, an improvement in our results of $223,000. The improvement was largely the result of higher gross profit on the increase in revenue in 2007 compared to 2006. This improvement was negatively impacted by the decrease in gross margins resulting from differences in the composition of the products we sold in each period and the increases in labor costs, particularly from the additional investment in our North American sales organization. The composition of revenue included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Operating loss would have been $179,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $585,000 and $642,000 in 2007 and 2006, respectively.

          Optical Components Group. Our optical components group reported operating income of $407,000, or 2% of revenues, for 2007, compared to an operating loss of $319,000, or 1% of revenues, for 2006. Our operating income improved $726,000 in 2007 compared to 2006. The improvement was largely the result of higher gross profit on the increase in revenue in 2007 compared to 2006 coupled with the decrease in operating costs and expenses as a percentage of revenue. Operating income would have been $149,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating income (loss) includes share-based compensation expense of $234,000 and $233,000 in 2007 and 2006, respectively.
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $342,000 for 2007 as compared to $379,000 for 2006. Our operating loss decreased $37,000, or 10%, in 2007 compared to 2006. The decrease in operating loss relates primarily to the decrease in product development and engineering costs.
     Interest Expense and Other Income, Net
          Interest expense was $964,000 and $733,000 for 2007 and 2006, respectively. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $1.3 million and $1.4 million for 2007 and 2006, respectively, a decrease of $73,000, or 5%. The decrease in interest income was a result of the decrease in cash and cash equivalents, short-term marketable securities, and time deposits that were used in operations during the twelve months ended June 30, 2007, partially offset by higher yields on investments in 2007 compared to 2006.
     Provision for Income Taxes
          The provision for income taxes for 2007 was $1.7 million as compared to $1.1 million for 2006. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax. For 2007, higher taxable income for subsidiaries in Sweden and Taiwan contributed to the increase in income tax provision compared to 2006.

Six Months Ended June 30, 2007 (“2007”) Compared
To Six Months Ended June 30, 2006 (“2006”)
     Revenue
          The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2007	2006	Change	Change	Currency (2)

Networking group	$144,280	$121,758	$22,522	18%	12%
Optical components group	49,423	44,034	5,389	12	15
Development stage enterprise group	—	—	—	—	—

	193,703	165,792	27,911	17	13
Adjustments (1)	(2,062)	(1,565)	(497)	NM	NM

Total	$191,641	$164,227	$27,414	17%	13%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          The following table sets forth, for the periods indicated, revenues by groups of similar products by geographical region (dollars in thousands):

For the six months ended June 30:	2007	2006	$ Change	% Change

Network equipment (1):
Americas	$23,006	$20,023	$2,983	15%
Europe	23,519	21,929	1,590	7
Asia Pacific	4,752	2,042	2,710	133
Other regions	78	81	(3)	(4)

Total network equipment	51,355	44,075	7,280	17

Network integration (2):
Europe	92,925	77,680	15,245	20

Total network integration	92,925	77,680	15,245	20

Fiber optic components (3):
Americas	37,068	36,476	592	2
Europe	1,886	1,774	112	6
Asia Pacific	8,401	4,198	4,203	100
Other regions	6	24	(18)	(75)

Total fiber optic components	47,361	42,472	4,889	12

Total	$191,641	$164,227	$27,414	17%

(1)	Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution.

(2)	Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution.

(3)	Fiber optic components revenue primarily consists of fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs, that are not sold as part of MRV’s network equipment or network integration solutions.
          Revenues for 2007 increased $27.4 million, or 17%, to $191.6 million from $164.2 million for 2006. Geographically, revenues in the Americas increased $3.6 million, or 6%, to $60.1 million for 2007 from $56.5 million for 2006, which was largely because of $2.9 million of optical components group revenue in the first quarter of 2007 that was previously deferred from sales of products to one customer in periods prior to those periods presented herein. As a result of our evaluation of the deferred revenue in the first quarter of 2007, we determined that the circumstances that caused us to defer such revenue lapsed and thus concluded that revenue recognition was appropriate in the first quarter of 2007. The Americas revenue increase was also positively impacted by increased networking equipment sales and FTTP deployments. Revenues in Europe increased $16.9 million, or 17%, to $118.3 million for 2007 from $101.4 million in 2006, which was primarily a result of increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates for those activities. Revenues in Asia Pacific increased $6.9 million, or 111%, to $13.2 million for 2007 from $6.2 million for 2006, primarily because of the continued success with a tier-one customer in Japan for MRV’s optical transport products and $1.1 million of sales to Fiberxon in China for 2007 prior to the closing of the acquisition on July 1, 2007. Revenue would have been $6.5 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.

          Networking Group. Our networking group includes two distinct groups of similar products and services: network equipment and network integration, which are described in the table above. Revenues, including intersegment revenues, generated from our networking group increased $22.5 million, or 18%, to $144.3 million for 2007 as compared to $121.8 million for 2006. External network equipment revenues increased $7.3 million, or 17%, to $51.4 million for 2007 from $44.1 million for 2006, which was primarily the result of the continued success with MRV’s optical transport products. External network integration revenues increased $15.2 million, or 20%, to $92.9 million for 2007 from $77.7 million for 2006, which was due primarily to increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates. Revenue would have been $7.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, which are described in the table above and primarily consist of products manufactured by our wholly-owned subsidiary, Luminent, Inc. Revenues, including intersegment revenue, generated from our optical components group increased $5.4 million, or 12%, to $49.4 million for 2007 as compared to $44.0 million for 2006. For the first quarter of 2007, our optical components group revenue includes $2.9 million of revenue that was previously deferred from sales of products to one customer in periods prior to those periods presented herein. As a result of our evaluation of the deferred revenue during the first quarter, we determined that the circumstances that caused us to defer such revenue lapsed and thus concluded that revenue recognition was appropriate in the first quarter of 2007. The products underlying this recognized deferred revenue are not a meaningful part of our ongoing business and the customer is not an active customer of the optical components group. Approximately 71% of optical components’ revenue related to shipments of optical components used by those customers deploying FTTP networks. Shipments of FTTP products for 2007 totaled approximately $34.9 million, compared to $29.3 million for 2006. Revenue would have been $1.1 million higher in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Development Stage Enterprise Group. No revenues were generated by this group for 2007 and 2006.
     Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2007	2006	Change	Change	Currency (2)

Networking group	$47,539	$43,816	$3,723	8%	4%
Optical components group	10,697	8,660	2,037	24	26
Development stage enterprise group	—	—	—	—	—

	58,236	52,476	5,760	11	8
Adjustments (1)	(21)	(22)	1	NM	NM

Total	$58,215	$52,454	$5,761	11%	8%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          Gross profit increased $5.8 million, or 11%, to $58.2 million for 2007 from $52.5 million for 2006. Our gross margin decreased to 30% for 2007, as compared to 32% for 2006. The decrease in gross margin was primarily the result of the impact of differences in the composition of the products we sold in each period. This included an increase in the network integration revenue that typically carries lower gross margins than the Company average. The gross profit was negatively impacted by the factors described above that negatively impacted gross margin. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The gross profit and resulting gross margin were positively affected by recognizing this deferred revenue in the amount of $2.9 million during the first quarter of 2007. Gross profit would have been $1.8 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $165,000 and $148,000 in 2007 and 2006, respectively.
          Networking Group. Gross profit for our networking group was $47.5 million for 2007 compared to $43.8 million for 2006, an increase of $3.7 million. Gross margins decreased to 33%, as compared to 36% for 2006. The decrease in gross margins in 2007 was primarily the result of differences in the composition of the products we sold in each period. This included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Gross profit would have been $2.0 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $47,000 and $48,000 in 2007 and 2006, respectively.
          Optical Components Group. Gross profit for 2007 was $10.7 million, compared to $8.7 million for 2006, an increase of $2.0 million. Our optical components group gross margin increased to 22% for 2007, as compared to gross margin of 20% for 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The gross profit and resulting gross margin were positively affected by recognizing this deferred revenue in the amount of $2.9 million during the first quarter of 2007. Factors that negatively affected gross margins were the reduced revenue from the metro and discrete product lines, which carry a higher margin profile, and an increased proportion of revenue from the GPON product line, which has resulted in a lower margin as we ramped up production in this area in 2007 compared to 2006. Gross profit would have been $220,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $118,000 and $100,000 in 2007 and 2006, respectively.
          Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2007 and 2006.
     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2007	2006	Change	Change	Currency (1)

Networking group	$51,256	$46,210	$5,046	11%	8%
Optical components group	8,952	9,305	(353)	(4)	(3)
Development stage enterprise group	718	686	32	5	5

Total	$60,926	$56,201	$4,725	8%	6%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          Operating costs and expenses were $60.9 million, or 32% of revenues, for 2007, compared to $56.2 million, or 34% of revenues, for 2006. Operating costs and expenses increased $4.7 million in 2007 compared to 2006. The increase in our operating costs and expenses was largely the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization in the networking group. Operating costs and expenses would have been $1.5 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $371,000 and $389,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $1.1 million in 2007 and 2006.
          Networking Group. Operating costs and expenses for 2007 were $51.3 million, or 36% of revenues, compared to $46.2 million, or 38% of revenues, for 2006. Operating costs and expenses increased $5.0 million, or 11%, in 2007 compared to 2006. The increase in operating costs and expenses was primarily the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization. Operating costs and expenses would have been $1.5 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $219,000 and $238,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $921,000 and $867,000 in 2007 and 2006, respectively.
          Optical Components Group. Operating costs and expenses for 2007 were $8.9 million, or 18% of revenues, compared to $9.3 million, or 21% of revenues, for 2006. Operating costs and expenses decreased $353,000, or 4%, in 2007 compared to 2006. Operating costs and expenses decreased primarily as a result of lower product development and engineering expenses relating to prototype material costs. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Product development and engineering expenses included share-based compensation expense of $152,000 and $151,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $186,000 and $210,000 in 2007 and 2006, respectively.
          Development Stage Enterprise Group. Operating costs and expenses for 2007 were $718,000 compared to $686,000 for 2006. Operating costs and expenses increased $32,000, or 5%, in 2007 compared to 2006. The increase in operating costs and expenses relates primarily to the increase in general and administrative costs.
     Operating Income (Loss)
          The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the six months ended June 30:	2007	2006	Change	Change	Currency (2)

Networking group	$(3,717)	$(2,394)	$(1,323)	55%	71%
Optical components group	1,745	(645)	2,390	(371)	(395)
Development stage enterprise group	(718)	(686)	(32)	5	5

	(2,690)	(3,725)	1,035	(28)	(22)
Adjustments (1)	(21)	(22)	1	NM	NM

Total	$(2,711)	$(3,747)	$1,036	(28)%	(22)%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          We reported an operating loss of $2.7 million, or 1% of revenues, for 2007 compared to an operating loss of $3.7 million, or 2% of revenues, for 2006, an improvement in our results of $1.0 million in 2007 compared to 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The operating loss was positively impacted by recognizing this deferred revenue in the amount of $2.9 million in the first quarter of 2007. This improvement in our results was negatively impacted by the decrease in gross margins resulting from differences in the composition of the products we sold in each period. Operating loss would have been $214,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $1.6 million in 2007 and 2006.
          Networking Group. Our networking group reported an operating loss totaling $3.7 million for 2007, compared to an operating loss of $2.4 million for 2006, a decrease in our results of $1.3 million. This decrease in our results was primarily the result of the decrease in gross margins resulting from differences in the composition of the products we sold in each period and increases in labor and related costs, particularly from the additional investment in our North American sales organization. The composition of revenue included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Operating loss would have been $372,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $1.2 million in 2007 and 2006.
          Optical Components Group. Our optical components group reported operating income of $1.7 million, or 4% of revenues, for 2007, compared to an operating loss of $645,000, or 1% of revenues, for 2006. Our operating income improved $2.4 million in 2007 compared to 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The operating income was positively impacted by recognizing this deferred revenue in the amount of $2.9 million in the first quarter of 2007. Factors that negatively affected operating income were the reduced revenue from the metro and discrete product lines, which carry a higher margin profile, and an increased proportion of revenue from the GPON product line, which has resulted in a lower margin as we ramped up production in this area in 2007 compared to 2006. Operating income would have been $158,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating income (loss) includes share-based compensation expense of $456,000 and $461,000 in 2007 and 2006, respectively.
          Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $718,000 for 2007 as compared to $686,000 for 2006. Our operating loss increased $32,000, or 5%, in 2007 compared to 2006. The decrease in our results was primarily the result of increased general and administrative expenses.
     Interest Expense and Other Income, Net
          Interest expense was $2.0 million and $1.8 million for 2007 and 2006, respectively. Other income, net principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $2.7 million and $2.1 million for 2007 and 2006, respectively, an increase of $565,000. The increase in interest income was a result of higher yields on investments in 2007 compared to 2006 and incremental interest on the $69.9 million net proceeds from the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors, which was completed in March 2006, partially offset by lost investment yields on the cash and cash equivalents, short-term marketable securities and time deposits that were used in operations during the twelve months ended June 30, 2007.
     Provision for Income Taxes
          The provision for income taxes for 2007 was $2.6 million as compared to $2.5 million for 2006. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax. For 2007, income tax provision was impacted by higher taxable income for subsidiaries in Sweden and Taiwan, which was mostly offset by lower taxable income for subsidiaries in Switzerland and Italy compared to 2006.

          As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in deferred revenue for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. There was no impact on the provision for income taxes resulting from the recognition of this deferred revenue, since there was a full valuation allowance against the deferred tax assets relating to this deferred revenue. Thus, the entire $2.9 million of recognized revenue that was previously deferred improved net loss in 2007 by $2.9 million and diluted loss per share by $0.02 per share, as there were no associated costs or income tax provision relating to the amount that was recognized in the first quarter of 2007.
     Tax Loss Carryforwards
          As of December 31, 2006, the end of our last tax year, we had NOLs of approximately $171.8 million for federal income tax purposes and approximately $214.4 million for state income tax purposes. We also had capital loss carryforwards totaling $262.0 million as of December 31, 2006, which begin to expire in 2007. Utilization of these net operating losses and credit carryforwards are dependent upon us achieving profitable results and, in such case, these net operating loss carryforwards would represent an asset to us to the extent they can be utilized to reduce cash income tax payments. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carryforwards attributable to periods before the change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of our issuance of shares in connection with our acquisition of Fiberxon. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2007, there was sufficient valuation allowance against these deferred tax assets, such that additional valuation allowance against these deferred tax assets would not be necessary in the future if the NOLs and capital loss carryforwards described above were to be limited.
     Recently Issued Accounting Standards
          For a discussion of recently issued accounting standards relevant to our financial performance, see Note 14 of Notes to Financial Statements included elsewhere in this Report.
Liquidity and Capital Resources
          We had cash and cash equivalents of $95.1 million as of June 30, 2007, an increase of $3.3 million from the cash and cash equivalents of $91.7 million we had as of December 31, 2006. The increase in cash and cash equivalents was primarily the result of the sales and maturities of marketable securities, which was partially offset by our purchase of marketable securities, increase in time deposits, cash we used in our operations, the timing of cash collections from customers, cash we used to procure necessary raw materials and components to build our inventories for products we expect to ship in the future, cash we used to satisfy vendor obligations and net payments on short-term and long-term obligations. Of the increase in time deposits, $4.0 million related to a standby letter of credit entered into by Luminent in favor of a creditor of a PRC subsidiary of Fiberxon prior to our acquisition of Fiberxon on July 1, 2007, to enable the creditor to extend further banking facilities to, what has become through our acquisition of Fiberxon, our PRC subsidiary. The standby letter of credit will remain available to the creditor until October 1, 2007. Now that we have acquired Fiberxon and its subsidiary, their agreement to indemnify Luminent for any losses it may suffer as a result of a breach by the subsidiary of its loan agreement with its creditor is moot. For a discussion of the acquisition of Fiberxon, which closed on July 1, 2007, see Note 7 of Notes to Financial Statements included elsewhere in this Report.

          The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations including our 2003 Notes (dollars in thousands):

	June 30,	December 31,
At:	2007 (1)	2006

Cash
Cash and cash equivalents	$95,060	$91,722
Short-term marketable securities	7,500	25,864
Time deposits	4,875	821

	107,435	118,407
Debt
5% convertible notes due 2008	23,000	23,000
Short-term obligations (2)	22,765	26,289
Long-term debt	113	88

	45,878	49,377

Excess cash versus debt	$61,557	$69,030

Ratio of cash versus debt (3)	2.3:1	2.4:1

(1)	Does not reflect payment of approximately $17.7 million of cash as purchase consideration to the shareholders of Fiberxon upon closing of the Fiberxon acquisition on July 1, 2007.

(2)	Includes current maturities of long-term debt, excluding the 5% convertible notes due June 2008, which, as of June 30, 2007 has been classified within short-term debt because the notes mature within 12 months of June 30, 2007.

(3)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.
     Working Capital
          Working capital means the difference between current assets and current liabilities at particular points in time. The following table illustrates our working capital position (dollars in thousands):

	June 30,	December 31,
At:	2007 (1)	2006

Current assets	$290,908	$289,514
Current liabilities	143,153	116,927

Working capital	$147,755	$172,587

Current ratio (2)	2.0:1	2.5:1

(1)	Does not reflect payment of approximately $17.7 million of cash as purchase consideration to the shareholders of Fiberxon upon closing of the Fiberxon acquisition on July 1, 2007.

(2)	Determined by dividing total “current assets” by total “current liabilities,” in each case as reflected in the table.
          Current assets increased $1.4 million due primarily to increases in cash and cash equivalents, time deposits, accounts receivable, and inventories, partially offset by decreases in short-term marketable securities. Fluctuations in current assets typically result from the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.

          Current liabilities increased $26.2 million due primarily to the reclassification of the $23 million 5% convertible notes due in June 2008 from a long-term liability to a current liability. The remainder of the increase related to an increase in accounts payable, partially offset by a decrease in short-term obligations and accrued liabilities. Fluctuations in current liabilities typically result from the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred revenue, income tax liabilities and the effects of changes in foreign currencies.
     Cash Flow
          The following table sets forth, for the periods indicated, certain cash flow data from our Statements of Cash Flows (dollars in thousands):

For the six months ended June 30:	2007	2006

Net cash provided by (used in):
Operating activities	$(10,047)	$(7,326)
Investing activities	15,824	(30,159)
Financing activities	(2,996)	61,459
Effect of exchange rate changes on cash and cash equivalents	557	664

Net change in cash and cash equivalents	$3,338	$24,638

          Cash Flows Related to Operating Activities. Cash used in operating activities was $10.0 million for the six months ended June 30, 2007, compared to cash used in operating activities of $7.3 million for the same period last year. Cash used in operating activities was a result of our net loss of $4.7 million, adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes and gains on the disposition of fixed assets. In 2007, increases in accounts payable positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in time deposits, accounts receivable, inventories, other assets, and accrued liabilities. The increase in accounts receivable resulted from the timing of customer payments and collection efforts. The increase in inventories was primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable were the result of the timing of payments to our vendors. As described above, the increase in time deposits was the result of the standby letter of credit relating to the creditor of a subsidiary of Fiberxon. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
          Cash Flows Related to Investing Activities. Cash provided by investing activities was $15.8 million for the six months ended June 30, 2007, compared to cash used in investing activities totaling $30.2 million for the same period last year. Cash provided by investing activities for 2007 was primarily the result of maturities and sales of short-term marketable securities, partially offset by capital expenditures and purchases of short-term marketable securities. As of June 30, 2007, we had no plans for major capital expenditures. For a discussion of the cash consideration for the acquisition of Fiberxon, which closed on July 1, 2007, see Note 7 of Notes to Financial Statements included elsewhere in this Report. Cash flows used in investing activities for the prior period was primarily from the purchase of short-term marketable securities and capital expenditures.
          Cash Flows Related to Financing Activities. Cash used in financing activities was $3.0 million for the six months ended June 30, 2007, as compared to cash flows provided by financing activities of $61.5 million for the same period last year. Cash used in financing activities was primarily the result of net payments on short-term obligations, partially offset by the exercise of employee stock options. Cash flows provided by financing activities for the prior period represent the net proceeds from the issuance of our common stock, the proceeds from the exercise of employee stock options, partially offset by the net cash payments on short-term borrowings.

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
     Contractual Cash Obligations
          The following table illustrates our total contractual cash obligations as of June 30, 2007 (in thousands):

		Less than 1			After 5
Cash Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Short-term obligations (1)	$22,589	$22,589	$—	$—	$—
Long-term debt (1)	289	176	113	—	—
5% convertible notes due June 2008	23,000	23,000	—	—	—
Unconditional purchase obligations	5,258	5,258	—	—	—
Operating leases	23,780	5,693	8,270	4,738	5,079

Total contractual cash obligations	$74,916	$56,716	$8,383	$4,738	$5,079

(1)	Current maturities of long-term debt are included in short-term obligations on the Balance Sheets.
          Our total contractual cash obligations as of June 30, 2007, were $74.9 million, of which, $56.7 million are due by June 30, 2008. These total contractual cash obligations primarily consist of short-term and long-term obligations, including our 5% convertible notes due in June 2008, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
          The table above does not reflect approximately $17.7 million of purchase consideration that we paid to the shareholders of Fiberxon upon closing of the Fiberxon acquisition on July 1, 2007 or the deferred consideration payment of approximately $31.5 million to be paid in cash and/or shares, or a combination thereof, that we are obligated to pay to the shareholders of Fiberxon within 18 months of the Financials Receipt Date, or sooner upon the occurrence of certain acceleration events. For further information on the Fiberxon acquisition, please see Note 7, “Acquisition Subsequent Event” included in the “Notes to Financial Statements” appearing elsewhere in this Report.
          We believe that our cash on hand and cash flows from operations will be sufficient to satisfy our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months.

          For a discussion of limitations on our ability to conduct debt or equity financings and events that could occur that may trigger a default under our $23 million principal amount of outstanding convertible subordinated Notes due June 2008, please see the following Risk Factors under Item 1A of Part II of this Report: see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report in the section “Certain Factors That Could Affect Future Results” under the caption entitled “Our 2003 Notes Provide for Various Events of Default That Would Entitle the Holder to Require Us to Repay Upon its Demand the Outstanding Principal Amount, Plus Accrued and Unpaid Interest” and the various Risk Factors in which our Notes are discussed in Item 1A of Part II of this Report.
          Even if not restricted under our 2003 Convertible Notes, if we seek financing through issuance(s) of additional equity securities, we may limit our ability to use available net operating loss and capital loss carryforwards if, by doing so, such issuances separately, or considered with other stock issuances we have made or make within a three-year period (including issuances of our shares that we made in connection with our acquisition of Fiberxon) results in an “ownership change” within the meaning of Internal Revenue Code section 382. For additional information on the potential limitations on our use of net operating loss and capital loss carryforwards available to us at December 31, 2006, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report under the sections entitled “Tax Loss Carryforwards” and “Certain Factors That Could Affect Future Results — Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products, market acceptance of our products and the timing of our receipt of Fiberxon’s audited financial statements.
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

          One Customer Accounted for over 10 percent of Our Sales During the Year Ended December 31, 2006, Increasing Both Our Dependence on a Single Revenue Source and the Risk that Our Operations Will Suffer Materially If the Customer Stopped Ordering from Us or Substantially Reduced Its Business With Us. For the last several years prior to 2006 and for the interim periods within those years, no customer has accounted for 10 percent or more of our revenues and accordingly we were not dependent on any single customer. For the year ended December 31, 2006, however, we had one customer, Tellabs, Inc., which, among other projects, supplies Verizon for its FiOS FTTP project, accounted for 13% of our total revenues. While our financial performance during this year benefited from the increased sales to that customer, because of the magnitude of our sales to that customer, our results would suffer if we lost that customer or it made a substantial reduction in orders unless we were able to replace the customer or orders with one or more of comparable size. In addition, our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.
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
Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited. As of December 31, 2006, we had net operating losses, or NOLs, of approximately $171.8 million for federal income tax purposes and approximately $214.4 million for state income tax purposes. We also had capital loss carryforwards totaling $262.0 million as of December 31, 2006, which begin to expire in 2007. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of our issuance of shares pursuant to the Fiberxon acquisition. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited.
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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements Are Likely to Impact Our Future Financial Position and Results of Operations and In the Case of FASB’s New Pronouncement Regarding the Expensing of Stock Options Has and Will Adversely Impact Our Financial Results. There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates recently and our rates for our various insurance policies are likely to increase. The Financial Accounting Standards Board’s recent change to mandate the expensing of stock compensation will require us to record charges to earnings for stock option grants to employees and directors and will adversely affect our financial results for periods after we implement the pronouncement. As required, we implemented this pronouncement on January 1, 2006.
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
          Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of June 30, 2007, through a foreign office, we had one interest rate swap contract outstanding. The Company also had a second interest rate swap contract that matured during March 2007. The economic purpose of these interest rate swap contracts was to utilize them in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized income on these interest rate swaps for the three months ended June 30, 2007 and 2006 were $116,000 and $167,000, respectively, and unrealized income on these interest rate swaps for the six months ended June 30, 2007 and 2006 were $138,000 and $83,000, respectively, which have been recorded in interest expense in the accompanying Statements of Operations.
          Foreign Exchange Rates. We operate on an international basis with a portion of our revenues and expenses being incurred in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies in which we conduct our business relative to the U.S. dollar affects our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have revenues and expenses in each of these foreign currencies, the effect on our results of operations from currency fluctuations is reduced.
          Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies are principally in the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At June 30, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006.
          We incurred approximately 43% of our operating expenses in currencies other than the U.S. dollar during the six months ended June 30, 2007. In general, these currencies were stronger against the U.S. dollar for the six months ended June 30, 2007 compared to the same period last year. Therefore, revenues and expenses in these countries translated into more dollars than they would have in 2006. For the first six months of 2007, we had approximately:
•	$13.3 million of operating expenses that were settled in the euro;

•	$6.7 million of operating expenses that were settled in Swiss francs;

•	$3.6 million of operating expenses that were settled in Swedish krona; and

•	$2.5 million of operating expenses settled in the Taiwan dollar.
          Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the first six months of 2007, our costs would have increased approximately:

•	$1.3 million related to expenses settled in euros;

•	$673,000 related to expenses settled in Swiss francs;

•	$365,000 in expenses settled in Swedish kronas; and

•	$248,000 in expenses settled in the Taiwan dollar.
          As of June 30, 2007, we held as part of our cash and cash equivalents $5.4 million of euros, $3.1 million of Swiss francs, $2.7 million of Swedish kronas and $2.1 million of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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
Changes in Internal Controls
          We are in the process of upgrading and replacing information systems used by two of our subsidiaries to accumulate, track and store financial and other data used in the preparation of their financial statements that are consolidated with our financial statements and the financial statements of our other subsidiaries. During the year ended December 31, 2006, one of these subsidiaries began to upgrade the software information system that it utilizes in all aspects of its operations in Taiwan. During the same period, the other subsidiary began to use the new system with respect to certain aspects of its U.S. operations that relate to fulfillment of orders from its U.S. customers with products manufactured by the other subsidiary in Taiwan or by third-party contract manufacturers in China, all of which ship directly to our subsidiary’s customers, a process called drop-shipping. While this new system was placed on line in the latter half of the quarter ended September 30, 2006, it was operated in parallel with our subsidiaries’ legacy systems which continued to provide the financial and other data that our subsidiaries used in preparing their financial statements for the nine months ended September 30, 2006. Our subsidiaries began relying on the new information systems exclusively in the fourth quarter of 2006 and we expect that our U.S. subsidiary will begin using the new system in connection with its business activities in addition to those involving drop-shipping from Asian manufacturers by September 30, 2007.
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
Unless We File an Amendment to Our Form 8-K Reporting the Completion of Our Acquisition of Fiberxon containing Fiberxon’s Audited Consolidated Financial Statements and the Pro Forma Financial Information Required by Item 9.01 of Form 8-K by September 14, 2007, We Will Not Be in Compliance With Our Reporting Obligations under the Exchange Act. Our Failure to Comply with Our Reporting Obligations Under the Exchange Act May Lead to the Delisting of Our Common Stock from the NASDAQ Stock Market and Cause a Default in our 2003 Notes and/or Cause Us Other Adverse Consequences.
          On July 2, 2007, within the period required by SEC rules, we filed with the SEC a Current Report on Form 8-K reporting the completion of our acquisition of Fiberxon on July 1, 2007. In order to close the acquisition of Fiberxon on July 1, 2007, we, among other things, waived the condition precedent to the closing requiring that Fiberxon deliver to us its audited consolidated financial statements at, and for the years ended, December 31, 2004, 2005 and 2006. Under Item 9.01, of Form 8-K, we must include Fiberxon’s audited consolidated financial statements and pro financial information in the form and for the periods specified in Regulation S-X, the SEC’s regulation containing the rules governing the form and content of financial statements for public companies, in an amendment to that Form 8-K, which we must file with the SEC by September 14, 2007 (71 days after the date that our initial Report on Form 8-K must be filed as a result of our acquisition of Fiberxon). Until the date on which the Fiberxon’s audited financial statements and the pro forma financial information specified by Item 9.01 of Form 8-K are filed with the SEC, no registration statement that we file with the SEC seeking to register our securities for issuance, sale or resale, including for capital raising transactions, additional acquisitions or for our employee benefit programs, will be declared effective by the SEC and thus our capital raising activities and ability to provide new equity incentives to our employees will be substantially curtailed during that period.
          For information regarding the circumstances and events leading to our decision to close the Fiberxon acquisition without having received its audited financial statement, see “Acquisition of Fiberxon, Inc.” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this report.
          While we have consummated the acquisition of Fiberxon and intend to continue to commit the resources and manpower in the effort to obtain the historical financial statements and pro forma financial information required for an acquired business that is material to us within the time provided by Item 9.01 of Form 8-K, to do so will require a forensic examination of Fiberxon’s business, operations and financial condition and records for the periods required by Regulation S-X (which we currently believe will implicate Fiberxon’s fiscal years 2004, 2005 and 2006 and perhaps periods prior to fiscal 2004), reconstruction and reconciliation of erroneous or falsified business and financial records, preparation of the necessary financial statements and their audit by independent public accountants meeting the registration and independence prerequisites established by the Public Company Accounting Oversight Board and the SEC.

          In light of the difficulties encountered and the time already consumed by Fiberxon’s auditors engaged prior to the closing of the acquisition to conduct an audit of Fiberxon’s financial statements, an engagement that such auditors suspended in June 2007, our ability to obtain and file Fiberxon’s financial statement within the time allowed, and in the form and content required by, the SEC’s rules is problematic and does not appear likely.
          Our inability to obtain such information by the September 14, 2007 deadline would result in noncompliance with our reporting obligations under the Exchange Act. Such noncompliance, in turn:
•	Would render us ineligible, until at least October 1, 2008, to use the SEC’s short-form registration statement on Form S-3 to register the issuance of our securities for any capital raising activities; and

•	Could, depending on when Fiberxon’s financial statements become available, have other material and adverse consequences that are summarized below.
          In addition to our existing inability to have any registration statements that we may file with the SEC declared effective until we satisfy the reporting requirements of Item 9.01 of Form 8-K, which also includes a registration statement by Luminent to conduct its previously announced initial public offering, and our ineligibility to use a Registration Statement on Form S-3 to register our securities for any capital raising activities if we do not file Fiberxon’s audited financial statements and pro forma financial information required by Item 9.01 of Form 8-K by September 14, 2007, for so long as we are unable to file such financial statements and financial information after September 14, 2007, we face:
•	Potential Nasdaq Delisting: At some point after September 14, 2007, we expect to receive a NASDAQ Staff Determination letter indicating that we are not in compliance with the NASDAQ continued listing requirements set forth in Marketplace Rule 4310(c)(14) because of our failure to comply with Item 9.01 of Form 8-K relating to filing of Fiberxon’s audited financial statements and pro forma financial information. Upon receipt of such letter, we will be required to disclose the same publicly. Although there are procedures provided that will permit our common stock to remain conditionally listed on NASDAQ while NASDAQ considers information that we provide concerning the reasons for our delayed filing and our expectations regarding its resolution, we may not be able to convince NASDAQ to allow the continued listing of our common stock until we satisfy our reporting obligations under the Exchange Act by filing requisite Fiberxon financial statements and pro forma financial information and thus the listing of our common stock on NASDAQ may be terminated for such noncompliance. If our shares are delisted from NASDAQ, public trading, if any, in our common stock would be limited to the over-the-counter market. Consequently, the liquidity of our common stock could be impaired and the ability of holders to sell our stock could be adversely affected as would our ability to raise additional capital. Even if we thereafter obtain the requisite Fiberxon financial statements, we may not be able to satisfy NASDAQ’s initial listing requirements necessary to relist our shares on NASDAQ or to satisfy the initial listing criteria to list our shares on any other securities exchange and thus may not be able to re-establish an active trading market for our shares promptly.

•	Potential Default under 2003 Notes: As discussed earlier under “Certain Factors That Could Affect Future Results – Our 2003 Notes Provide for Various Events of Default That Would Entitle the Holder to Require Us to Repay Upon its Demand the Outstanding Principal Amount, Plus Accrued and Unpaid Interest” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this report, the covenants under which our outstanding $23 million principal amount of convertible notes provide, among other things, that we must maintain compliance with our reporting obligations under the Exchange Act, maintain the listing of our common stock on NASDAQ and maintain the effectiveness of our shelf registration statement registering the shares issuable upon conversion of the 2003 notes. Our failure to comply with any of these covenants will result in a default of our 2003 notes, entitling the holder accelerate the maturity date of the 2003 Notes and require us to pay the outstanding principal amount, together with all accrued and unpaid interest. The requirement that we pay such amounts, at a time when, for the reasons stated above, we would expect to be limited in our ability to raise capital, could materially jeopardize our liquidity and ongoing ability to finance our businesses and otherwise have a material adverse effect on operating results and financial condition and the prevailing market price of our common stock.

•	Other Potential Delinquencies or Deficiencies in Filings Required under Our SEC Reporting Obligations: Our inability to obtain Fiberxon’s financial statements may also prevent or delay us from filing other required reports with the SEC. For example, we will begin to account for Fiberxon operations from and after the date of acquisition, namely, July 1, 2007. Accordingly we will be required to include Fiberxon’s statements of operations and cash flows and balance sheet in our consolidated financial statements at and for the three and nine months ending September 30, 2007 that we are required to provide in our Quarterly Report on Form 10-Q for the quarter then ending. Unless we have reliable financial statements of Fiberxon at the time we prepare our consolidated financial statements at and for the periods ending September 30, 2007 or at the time our Chief Executive Officer and Chief Financial Officer are required to provide the certifications for that Form 10-Q required by Rules 13A-14(A) and 13A-14(B) of the Exchange Act and Section 1350 of Title 18 of the United States Code as added by Section 906 of the Sarbanes-Oxley Act of 2002, which may not be possible in the absence of reliable opening balance sheet for Fiberxon at July 1, 2007, we may be forced to delay the filing with the SEC of our third quarter Form 10-Q beyond the deadline required therefor. For the same reasons we may be forced to delay the filing of our Annual Report on 10-K for the year ending December 31, 2007, unless Fiberxon’s financial statements are obtained in time to prepare and audit our fiscal 2007 consolidated financial statements and for our officers to certify our Form 10-K and this problem may continue to delay the filing of our future periodic reports required under the Exchange Act until such financial statements are obtained. A delay in one or more these required filings would further compound and extend the problems discussed above and below resulting from the closing of the Fiberxon acquisition and delays in our ability to obtain Fiberxon’s audited financial statements.
The Price of Our Shares May Continue to Be Highly Volatile; and the Negative Fallout from Our Acquisition of Fiberxon May Make Them More So.
          Historically, the market price of our shares has been extremely volatile. For example, on July 2, 2007, the day of our announcement of the completion of the Fiberxon acquisition, the market price of our common stock declined to $2.95 per share, or 9.2%, from the closing price of $3.25 per share on June 29, 2007, and further declined during the week of July 2, 2007 to close at $2.81 per share on July 6, 2007. The market price of our common stock is likely to continue to be highly volatile, particularly as our progress of obtaining Fiberxon’s audited financial statements unfolds and our ability to remain in compliance with our reporting obligations under the Exchange Act becomes known. The market price of our could also be significantly affected by factors such as:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations or new product introductions by us or our competitors;

•	changes of estimates of our future operating results by securities analysts;

•	developments with respect to patents, copyrights or proprietary rights;

•	sales of substantial numbers of our shares by stockholders covered by our existing shelf registration statements; or

•	general market conditions and other factors.
          In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for shares of the common stocks of technology companies in particular, and that have been unrelated to the operating performance of these companies.
          The above factors, and other risks perceived by investors or financial analysts as negative fallout to MRV or Luminent from our acquisition of Fiberxon, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could have a ripple effect on us and cause our stock price to decline.
We Are At Risk of Securities Class Action, Derivative and Other Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources.
          Securities class action and stockholder derivative litigation has often been brought against companies following periods of volatility in the market price of their securities or for perceived breaches of duties owing to the companies’ stockholders. Due to the volatility and potential volatility of our stock price generally, or as result of the consequences or potential consequences of our acquisition of Fiberxon, we may be the target of securities, derivative or other litigation in the future. Such litigation could result in substantial costs and divert management’s attention and resources and contribute to the delay in our ability to obtain Fiberxon’s audited financial statements.
If Our Cash Flow Significantly Deteriorates In the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.
          We incurred net losses in the years ended December 31, 2006, 2005 and 2004 and the six months ended June 30, 2007 and 2006, and our combined cash and short-term investments declined in each of those periods except the year ended December 31, 2006 and the six months ended June 30, 2006. Excluding the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors in March 2006, which resulted in proceeds of $69.9 million, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities would have declined for the year ended December 31, 2006 and the six months ended June 30, 2006. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. Moreover, we used approximately $17.7 million of our cash reserves as purchase consideration to the shareholders of Fiberxon upon closing of the Fiberxon acquisition on July 1, 2007. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow and, as discussed in the first Risk Factor above in this Risk Factor’s section of this Report, will be hindered until we obtain Fiberxon’s audited financial statements.

Our Gross Margin May Fluctuate from Period to Period and Our Gross Margins for Optical Components and/or Networking Equipment May Be Adversely Affected by a Number Of Factors.
          The following table sets forth, for the periods indicated, our gross margins from our two principal operating segments and for our company as a whole:

	Three months ended		Six months ended		Year ended
	June 30,	June 30,	June 30,	June 30,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2007	2006	2006	2005	2004

Networking group	32%	35%	33%	36%	35%	36%	38%
Optical components group	19%	19%	22%	20%	19%	11%	14%

Total	29%	31%	30%	32%	31%	32%	34%

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
          We expect gross margins generally and for specific products to continue to fluctuate from quarter to quarter and year to year and margins fluctuations may be even more pronounced when Fiberxon’s operations are included in our financial results.

We Face Risks from Our International Operations.
          International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Three months ended		Six months ended		Year ended
	June 30,	June 30,	June 30,	June 30,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2007	2006	2006	2005	2004

Percentage of total revenue from foreign sales	68%	64%	69%	66%	67%	74%	77%

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
          We have offices in, and conduct a significant portion of our operations in and from Israel and in Taiwan and have used and expect to continue to use, independent electronic manufacturing services providers, or contract manufacturers, in the PRC. With our acquisition of Fiberxon on July 1 2007, our operations and manufacturing in mainland China has increased substantially. Our financial performance and success of our business are and will be, therefore, influenced by the political and economic conditions affecting Israel and Taiwan and China and the heightening of tensions between them. Any major hostilities involving Israel or Taiwan and/or China, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. Risks we face due to international sales and the use of overseas manufacturing include:
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
          Through one of our foreign subsidiaries, we have entered into interest rate swap contracts to hedge exposure to interest rate fluctuations. Unrealized gains on these interest rate swap contracts for the six months ended June 30, 2007 and 2006 were approximately $138,000 and $83,000, respectively, and we could incur losses from these or other hedging activities in the future.
We are subject to a number of business risks as a consequence of our recent acquisition of Fiberxon.
          On July 1, 2007, we acquired Fiberxon, which designs, manufacturing and markets high performance, cost effective and value-added modular optical link interfaces for optical communication systems, which, although headquartered in Santa Clara, California, USA, conducts its design and manufacturing activities at its facilities located in the PRC. Our future results of operations will be substantially influenced by the operations of Fiberxon’s legacy business, and, in addition to the risks associated with any acquisition such as those discussed immediately below, we are subject to a number of risks, uncertainties and challenges related specifically to the acquisition of Fiberxon, including:
•	integration and retention of Fiberxon’s key management, sales, research and development and other personnel and recruiting trained and experienced successor personnel in China, who are in much demand and limited supply, to fill vacancies in key positions;

•	incorporation of Fiberxon’s products and technology that we acquired as part of the acquisition with our products and technology;

•	coordinating Fiberxon’s manufacturing operations with ours;

•	integrating and supporting Fiberxon’s pre-existing supplier, distribution and customer relationships and coordinating sales and marketing efforts to communicate the capabilities of our combined company effectively;

•	consolidating duplicate facilities and functions, combining back office accounting, order processing and support functions and rationalizing information technology and operational infrastructures;

•	minimizing the diversion of attention by our management and that of Fiberxon from ongoing core business concerns and successfully returning managers to regular business responsibilities from their integration activities;

•	operating a much larger company with operations in China, where our senior management has no operational experience;

•	managing geographically dispersed operations and personnel with diverse cultural backgrounds and organizational structures and overcoming the potential incompatibility of business cultures and/or the loss of key Fiberxon personnel;

•	reducing efficiently the combined company’s sales and marketing and general and administrative expenses; including expected increases in professional advisor fees related to the new profile of our combined companies, without associated disruption of our combined businesses; and

•	overcoming expected difficulties in financial forecasting due to our limited familiarity with Fiberxon’s operations, customers and markets or their impact on the overall results of operations of the combined company.

          Our efforts to meet these and other challenges could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as forestall other strategic opportunities. These efforts could strain our financial and managerial controls and reporting systems and procedures implemented to collect financial data, prepare financial statements, books of account and corporate records, and hinder our ability to prepare business and financial forecasts reliably or otherwise institute business practices that meet Western standards and the expectations of the US financial and investment community. Many of the expenses that will be incurred, by their nature, are impracticable to estimate now. We may encounter unforeseen obstacles or costs in the integration of Fiberxon’s business or discover the existence of one or more material liabilities that are not now known and were not known at the time of the closing of the acquisition. The known and unknown problems and expenses and other difficulties we encounter in the integration process could, particularly in the near term, exceed the benefits that we expect to realize from the combination of Fiberxon’s business with ours.
We May Not Address Successfully Problems Encountered in Connection With Future Acquisitions on Which We May Embark.
          As we have in connection with our acquisition of Fiberxon, we expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement or augment our current products or expand the breadth and geography of our markets or customer base. We have limited experience in acquiring other businesses and technologies. The acquisition of Fiberxon, and other potential acquisitions we may make, involve numerous risks, including:
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
We expect that our future operating results may be subject to volatility as a result of exposure to foreign exchange risks, particularly as a result of the addition of Fiberxon.
          We are exposed to foreign exchange risks, particularly so with our acquisition of Fiberxon. Foreign currency fluctuations between the Chinese renminbi, or RMB, and the U.S. dollar may affect our total revenues going forward and, if present trends continue, are expected to impact adversely our costs and expenses and could significantly affect our operating results.
          On July 21, 2005, the People’s Bank of China adjusted the exchange rate of RMB to the U.S. dollar by linking the RMB to a basket of currencies and simultaneously setting the exchange rate of RMB to U.S. dollars, from 1:8.27, to a narrow band of around 1:8.11, resulting in an approximate 2.4% appreciation in the value of the RMB against the U.S. dollars at the end of 2005 from the July 21, 2005 RMB adjustment, a 3.3% appreciation at the end of 2006 as compared to the end of 2005 and 5.7% cumulative appreciation at the end of 2006 as compared to the level immediately prior to the July 21, 2005 adjustment in the exchange rate.
          If the trend of RMB appreciation to the U.S. dollar continues or the PRC government allows a further and significant RMB appreciation, and there are indications that the Chinese government has accelerated the RMB’s appreciation to the dollar with it reaching 7.5712:1 on July 20, 2007, our operating costs would increase and our financial results would be adversely affected unless our RMB denominated sales increased commensurately. If we determined to pass onto our customers through price increases the effect of increases in the RMB relative to the U.S. dollars, it would make our products more expensive in global markets, such as the United States and the European Union. This could result in the loss of customers, who may seek, and be able to obtain, products comparable to those we offer in lower-cost regions of the world. If we did not increase our prices to pass on the effect of increases in the RMB relative to the U.S. dollars, our margins would suffer, reported net income would decrease and reported net losses would increase.
We face risks inherent in doing business in China.
          As our operations in China assume a larger and more important role in our business, the risks inherent in doing business in China will become more acute. Many of these risks are beyond our control, including:
•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

•	compliance with PRC laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	the need to successfully migrate the PRC locations to the financial reporting system used by us in the United States, including the need to implement and maintain financial controls that comply with the Sarbanes-Oxley Act;

•	trade restrictions or higher tariffs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	difficulties in collecting payments from PRC customers to whom we or Fiberxon have extended significant amounts of credit if those customers do not pay on the payment terms extended to them;

•	currency exchange rate fluctuations of the RMB, which has been appreciating in relation to the U.S. dollar since July 2005 when the People’s Bank of China announced that the yuan would no longer be pegged to the U.S. dollar; that may increase our manufacturing and labor costs in the PRC when translated to U.S. dollars and render prices on our products manufactured in China uncompetitive, and

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict or make more costly the repatriation of earnings generated by Fiberxon’s operations in the PRC or influence the effective income tax rate attributable to profits generated or lost in the PRC.
          Any of these factors could harm our future revenues, gross margins and operations significantly. Moreover, the political tension between Taiwan and the PRC that continues to exist, could eventually lead to hostilities or there may be regulatory issues with either the PRC or Taiwan as a result of our having operations or business interests in both countries.
Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences. We could suffer losses from corrupt or fraudulent business practices.
          We are subject to the United States Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Prior to the completion of the acquisition, Fiberxon’s management and employees were not been subject to the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices are common in the PRC. Unless we are successful in implementing and maintaining adequate preventative measures, of which there can be no assurance, our employees or other agents engaging in such conduct could render us responsible under the FCPA. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
Our proprietary rights may be inadequately protected and there is a risk of poor enforcement of intellectual property rights in China.
          The validity, enforceability and scope of protection of intellectual property in China is uncertain and still evolving, and PRC laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions, such as the United States. Policing unauthorized use of proprietary technology is difficult and expensive. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable competitors, especially in the PRC, to benefit from our technologies without paying us any royalties.

Labor shortages in Southern China could adversely affect our gross margins or decrease revenue.
          Historically, there has been an abundance of labor in Southern China, but over the last few years, factories in Southern China, particularly in Shenzhen and to a lesser extent in Chengdu, where Fiberxon’s manufacturing facilities are located, are to varying degrees facing a labor shortage as migrant workers and middle level management seek better wages and working conditions elsewhere. If this trend continues and adversely affects our ability to recruit or retain necessary workers and management personnel, our operations could be adversely impacted by, for example, preventing us and third-party contract manufacturers from manufacturing at peak capacity or forcing us or the PRC companies we use for contract manufacturing to increase wages and benefits to attract necessary workers. This could result in lower revenues or increased manufacturing costs, which would adversely affect gross margins.
China’s legal system embodies uncertainties that could harm our business operations.
          Since 1979, many new laws, regulations, and government policies covering general economic matters have been implemented in China. Despite the development of the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.
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
We are subject to the risk of increased income and other taxes in China.
          Fiberxon has enjoyed preferential tax concessions in the PRC as a high-tech enterprise. In March 2007, China enacted the PRC Enterprise Income Tax Law, or EIT Law, under which, effective January 1, 2008, China will adopt a uniform income tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed previously by foreign-invested enterprises such as Fiberxon. However, for foreign-invested enterprises like Fiberxon, which were established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced income tax rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy concerning such preferential tax rates, we cannot at this time reasonably estimate the financial impact of the new tax law on Fiberxon or to us at this time.
          The EIT Law further includes provisions relating to withholding on interest, royalties, dividends or other passive income, including dividend payments from companies in the PRC like Fiberxon.
          It currently appears that the EIT Law and its associated new income tax rates and withholding provisions will reduce after-tax net income from Fiberxon’s operations if they become profitable and decrease income, if any, available for distribution to us from our China subsidiaries. Accordingly, the enactment and implementation of the EIT and potential new tax laws in China may ameliorate many of the tax saving benefits we had hoped to realize by expanding our operations into the PRC.

Payment of dividends by our subsidiaries in China to us is subject to restrictions under PRC law.
          Under PRC law, dividends may be paid only out of distributable profits. Distributable profits with respect to our subsidiaries in China refers to after-tax profits as determined in accordance with accounting principles and financial regulations applicable to PRC enterprises, or China GAAP, less any recovery of accumulated losses and allocations to statutory funds that it is required to make. Any distributable profits that are not distributed in a given year are retained and available for distribution in subsequent years. The calculation of distributable profits under China GAAP differs in many respects from the calculation under accounting principles generally accepted in the United States, or U.S. GAAP. As a result, our subsidiaries in China may not be able to pay any dividend in a given year as determined under China GAAP. China’s tax authorities may require changes in determining income of Fiberxon that would limit its ability to pay dividends and make other distributions. PRC law requires companies to set aside a portion of net income to fund certain reserves for future development and staff welfare, which amounts are not distributable as dividends. These rules and possible changes could restrict our PRC subsidiaries from repatriating funds ultimately to us as dividends.
The economy of China has been experiencing significant growth, leading to some inflation. If the government tries to control inflation by traditional means of monetary policy or returns to planned economic techniques, our PRC-based business may suffer a reduction in sales growth and expansion opportunities.
          The rapid growth of the PRC economy has historically resulted in high levels of inflation. If the government tries to control inflation, it may have an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slowdown may increase our costs. If inflation is allowed to proceed unchecked, our costs in China would likely increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.
Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China
          The manufacturing process for optical component manufacturing requires a substantial and stable source of electricity. As our production capabilities increase in China, our requirements for electricity in China will grow substantially. Many companies with operations in China have experienced a lack of sufficient electricity supply and we cannot be assured that electric power generators that we or Fiberxon may have available will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of fuel to run power generators or government intervention, particularly in the form of rationing, are factors that could restrict access to electricity to Fiberxon’s PRC manufacturing facilities, and adversely affect manufacturing costs. Any such power shortages could result in delays in shipments to Fiberxon’s or our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.
Controversies affecting China’s trade with the United States could harm our operating results or depress our stock price.
          While China has been granted permanent most favored nation trade status in the United States through its entry into the World Trade Organization, controversies between the United States and China may arise that threaten the status quo involving trade between the United States and China. These controversies could materially and adversely affect our business by, among other things, causing products we manufacture in China for customer in the US to become more expensive resulting in reduced demand for our products by those customers. Political or trade friction between the United States and China, whether or not actually affecting our business, could also materially and adversely affect the prevailing market price of our common stock.

Changes in foreign exchange regulations of China could adversely affect our operating results.
          Changes in foreign exchange regulations of China could adversely affect our operating results. Our earnings, if any, from our operations in China are denominated in yuan, the base unit of the RMB. The People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, regulate the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes a daily exchange rate for RMB based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions may enter into foreign exchange transactions at exchange rates within an authorized range above or below the exchange rate published by the People’s Bank of China according to the market conditions. Since 1996, the PRC government has issued a number of rules, regulations and notices regarding foreign exchange control designed to provide for greater convertibility of RMB. Under such regulations, any foreign investment enterprise, or FIE, must establish a “current account” and a “capital account” with a bank authorized to deal in foreign exchange. Currently, FIEs are able to exchange RMB into foreign exchange currencies at designated foreign exchange banks for settlement of current account transactions, which include payment of dividends based on the board resolutions authorizing the distribution of profits or dividends of the company concerned, without the approval of SAFE. Conversion of RMB into foreign currencies for capital account transactions, which include the receipt and payment of foreign exchange for loans, capital contributions and the purchase of fixed assets, continues to be subject to limitations and requires the approval of SAFE. Our subsidiaries in China are all FIEs and subject to the laws of China to which such regulations apply. However, there can be no assurance that we will be able to obtain sufficient foreign exchange to make relevant payments or satisfy other foreign exchange requirements in the future.
Our Business Requires Us to Attract and Retain Qualified Personnel, Which May Be Problematic Until We Obtain Fiberxon’s Audited Financial Statements.
          Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depends, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, which have resulted in substantial deferred stock expense and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected. Our ability to retain or recruit qualified executives or personnel may be adversely impacted while we are unable to register shares underlying our employee incentive programs pending the filing with SEC of Fiberxon’s audited financial statements. Additionally, our failure to remain in compliance with our reporting obligations under the Exchange Act or the volatility or a lack of positive performance in our stock price (whether resulting from such non-compliance or for other reasons) may adversely affect our ability to recruit or retain key employees, most of whom have been granted stock options.
The Prevailing Market Price of Our Common Stock May Further Limit Our Ability to Raise Equity Capital.
          Covenants in our Notes preclude us from issuing our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common stock at a per share price less than the conversion price per share of the 2003 Notes then in effect, except in certain limited cases. The conversion price of our Notes currently in effect is $2.32 per share and since the issuance of our Notes, the market prices of our common stock have at times been below the conversion price. Our failure to remain in compliance with our reporting obligations under the Exchange Act could cause our stock price to decline below $2.32 per share, thereby further limiting our ability to raise equity capital (assuming we were able to do so before we filed Fiberxon’s audited financial statements or while we were not in compliance with our reporting obligations under the Exchange Act). During periods when the market price of our common stock is below $2.32 per share, we are limited in our ability to conduct an equity financing without triggering a default of our Notes or the need to seek a waiver from the holder, which may not be obtainable. A continuing inability to raise financial capital would limit our operating flexibility.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On May 29, 2007, we held our Annual Meeting of Stockholders at which, among other things, the Company’s entire board of directors was elected. The name of each director elected at the Annual Meeting, and the number of votes cast for and against (or withheld) were as follows (in thousands):

		Against or
	For	Withheld

Noam Lotan	102,723	11,157
Shlomo Margalit	102,797	11,083
Igal Shidlovsky	85,825	28,055
GuenterJaensch	102,942	10,938
Daniel Tsui	103,000	10,880
Baruch Fischer	102,948	10,932
Harold W. Furchtgott-Roth	101,653	12,227

          The other matters voted upon at the meeting and the number of votes cast for, against or withheld, including abstentions and broker non-votes, were as follows (in thousands):

	For	Against	Withheld

To ratify the appointment of Ernst & Young LLP as MRV’s independent registered public accounting firm for the year ending December 31, 2007	111,281	2,489	110
To approve the adoption of the 2007 Omnibus Incentive Plan	31,451	19,000	63,429
To approve an amendment to the Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock to 320 million and the aggregate number of shares of capital stock to 321 million	104,650	8,835	395

ITEM 6. EXHIBITS
     (a) Exhibits

No.	Description
4.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc.

10.3	Consent and Waiver dated April 17, 2007 from Deutsche Bank AG, London Branch (the “Lender”) pursuant to which the Lender agreed to waive certain provisions of the Securities Purchase Agreement, dated as of June 4, 2003, between the registrant and the Lender, and of the Convertible Note, dated as of June 4, 2003, as amended as of June 13, 2003 (the “Note”), issued by the registrant in favor of the Lender.

10.4	Amendment No. 1 to the Agreement and Plan of Merger dated June 26, 2007 by and among Fiberxon, Inc., registrant, and registrant’s wholly-owned subsidiaries, Lighthouse Transition Corporation and Lighthouse Acquisition Corporation, which amended certain provisions of the Agreement and plan of Merger, dated as of January 26, 2007, under which the registrant agreed to acquire Fiberxon (incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed July 2, 2007).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2007.

MRV COMMUNICATIONS, INC.

By:	/s/ Noam Lotan

Noam Lotan
President and Chief Executive Officer

By:	/s/ Guy Avidan

Guy Avidan
Acting Chief Financial Officer