Form 10-Q
period 2007-09-30
MRV COMMUNICATIONS INC
filed 2007-11-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from to
Commission File Number 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	06-1340090 (I.R.S. Employer Identification No.)
20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (818) 773-0900
     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 2, 2007, there were 158,246,258 shares of common stock, $.0017 par value per share, outstanding.

MRV Communications, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2007
     As used in this Report, “we”, “us,” “our,” “MRV” or the “Company” refer to MRV Communications, Inc. and its consolidated subsidiaries and “Fiberxon” refers to Fiberxon, Inc. our wholly-owned subsidiary that we acquired on July 1, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MRV Communications, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue	$115,700	$89,616	$307,341	$253,843
Cost of goods sold	85,345	60,962	218,771	172,621

Gross profit	30,355	28,654	88,570	81,222

Operating costs and expenses:
Product development and engineering	9,314	7,331	23,466	20,983
Selling, general and administrative	25,759	20,991	72,533	63,602
Amortization of intangibles	806	—	806	—
Goodwill impairment	—	—	—	52

Total operating costs and expenses	35,879	28,322	96,805	84,637

Operating income (loss)	(5,524)	332	(8,235)	(3,415)

Interest expense	(1,075)	(819)	(3,091)	(2,608)
Cost of debt conversion	(4,899)	—	(4,899)	—
Other income, net	201	1,646	2,843	3,312

Income (loss) before provision for income taxes	(11,297)	1,159	(13,382)	(2,711)

Provision for income taxes	1,274	943	3,865	3,397

Net income (loss)	$(12,571)	$216	$(17,247)	$(6,108)

Income (loss) per share:
Basic	$(0.08)	$0.00	$(0.13)	$(0.05)
Diluted	$(0.08)	$0.00	$(0.13)	$(0.05)
Weighted average number of shares:
Basic	151,183	125,202	134,411	119,394
Diluted	151,183	126,365	134,411	119,394

Note: Fiberxon’s results of operations for the three months ended September 30, 2007 are included in MRV’s consolidated financial statements subsequent to the July 1, 2007 acquisition date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30,	December 31,
	2007	2006

	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$69,103	$91,722
Short-term marketable securities	7,736	25,864
Time deposits	7,949	821
Accounts receivable, net	116,231	95,244
Inventories	85,539	61,361
Deferred income taxes	895	895
Other current assets	19,528	13,607

Total current assets	306,981	289,514
Property and equipment, net	24,613	14,172
Goodwill	137,452	36,348
Intangibles	13,257	176
Long-term marketable securities	1,426	—
Deferred income taxes	1,460	1,460
Other assets	4,581	4,552

	$489,770	$346,222

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,549	$47,384
Accrued liabilities	37,611	29,704
Short-term obligations	34,651	26,289
Deferred consideration payable	30,656	—
Deferred revenue	7,672	7,624
Deferred tax liability — short term	1,124	—
Other current liabilities	7,440	5,926

Total current liabilities	180,703	116,927
Convertible notes	—	23,000
Deferred tax liability — long term	3,617	—

Other long-term liabilities	7,459	7,295
Minority interest	5,191	5,248
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,236 shares in 2007, 126,860 shares in 2006
Outstanding — 156,885 shares in 2007 and 125,507 shares in 2006	267	213
Additional paid-in capital	1,343,667	1,231,941
Accumulated deficit	(1,054,171)	(1,036,924)
Treasury stock — 1,352 shares in 2007 and 2006	(1,352)	(1,352)
Accumulated other comprehensive income (loss)	4,389	(126)

Total stockholders’ equity	292,800	193,752

	$489,770	$346,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

For the nine months ended September 30:	2007	2006

Cash flows from operating activities:
Net loss	$(17,247)	$(6,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other noncash items	4,884	4,064
Share-based compensation expense	2,874	2,476
Provision for doubtful accounts	316	582
Gain on disposition of property and equipment	(41)	(80)
Non-cash loss on debt conversion	4,899	—
Gain on sale of equity method investment	—	(50)
Minority interests’ share of income	(57)	42
Impairment of goodwill	—	52
Changes in operating assets and liabilities:
Time deposits	(4,825)	704
Accounts receivable	3,050	9,362
Inventories	(3,832)	(26,387)
Other assets	1,758	(3,232)
Accounts payable	(7,942)	5,307
Accrued liabilities	(1,741)	(174)
Deferred revenue	(247)	668
Other current liabilities	(3,073)	853

Net cash used in operating activities	(21,224)	(11,921)

Cash flows from investing activities:
Purchases of property and equipment	(5,560)	(3,891)
Proceeds from sale of property and equipment	91	100
Proceeds from sale of equity method investment	—	114
Cash paid to purchase Fiberxon, net of cash acquired	(18,010)	—
Proceeds from sale or (purchase) of investments, net	16,694	(34,809)
Purchase of minority interest	—	(50)

Net cash used in investing activities	(6,785)	(38,536)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,913	71,810
Borrowings on short-term obligations	69,002	78,475
Payments on short-term obligations	(66,227)	(87,346)
Borrowings on long-term obligations	148	—
Payments on long-term obligations	(237)	(234)
Other long-term liabilities	(241)	609

Net cash provided by financing activities	4,358	63,314

Effect of exchange rate changes on cash and cash equivalents	1,032	336

Net increase (decrease) in cash and cash equivalents	(22,619)	13,193

Cash and cash equivalents, beginning of period	91,722	67,984

Cash and cash equivalents, end of period	$69,103	$81,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

For the nine months ended September 30:	2007	2006

Supplemental cash flow information:
Cash paid during the period for interest	$3,168	$2,372
Cash paid during the period for taxes	$4,656	$1,955

Non-cash transactions:
Issuance of common stock for conversion of debt to equity	$28,025	$—
Issuance of common stock and stock options in connection with acquisition of Fiberxon	$78,967	$—

The following sets forth the changes in assets and liabilities resulting from the purchase price allocation in connection with the acquisition of Fiberxon (see Note 2), for which adjustment was made in the Condensed Consolidated Statements of Cash Flows:

Cash	$5,558
Time Deposits	2,302
Accounts Receivable	19,410
Inventories	17,896
Other current assets	7,053
Fixed Assets	9,033
Goodwill	99,611
Intangible assets	13,900
Short-term debt obligations	(3,905)
Accounts payable	(19,486)
Accrued liabilities	(7,861)
Other liabilities	(8,590)

Total Purchase Price	$134,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Notes To Condensed Consolidated Financial Statements
1. Basis of Presentation
     We prepared the accompanying unaudited condensed consolidated financial statements of MRV Communications, Inc. (MRV) in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial statements, and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial statements. These financial statements and notes should be read in conjunction with the financial statements and related notes included in MRV’s annual report on Form 10-K for the year ended December 31, 2006.
     In our opinion, these financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition of MRV Communications, Inc. as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007.
     Operating results for interim periods are not necessarily indicative of operating results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Acquisition
     On July 1, 2007, MRV acquired Fiberxon, Inc. (“Fiberxon”), a privately-held Delaware corporation. Fiberxon develops and manufactures modular optical link interfaces for telecommunication systems and networks, with principal manufacturing operations in China. We believe that the acquisition of Fiberxon adds an established, vertically integrated manufacturing, sales and distribution model in China and strengthens MRV’s optical component groups positioning in Asia-Pacific, Europe and North America. MRV announced its intention to contribute the capital stock of Fiberxon to LuminentOIC, Inc. (“Luminent”), a wholly-owned subsidiary of MRV, or otherwise combine Fiberxon’s business with that of Luminent. In exchange for the outstanding capital stock of Fiberxon, MRV agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of MRV’s common stock (excluding 2.8 million shares of MRV’s common stock underlying the assumption of Fiberxon outstanding stock options), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of MRV’s common stock, or a combination thereof, if Luminent does not complete an initial public offering (an “IPO”) of its common stock within 18 months after MRV receives Fiberxon’s audited consolidated financial statements for the three years ended December 31, 2006 (“Financials Receipt Date”) or the third trading day after Luminent’s IPO. The latter component of the purchase consideration may amount to more than $31.5 million if Luminent successfully completes an IPO within 18 months of the Financials Receipt Date. In such event and in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Luminent IPO, less the discount provided to the underwriters, by (y) the total number of shares of Luminent Common Stock outstanding immediately prior to the effectiveness of the agreement between Luminent and the underwriters of the Luminent IPO.

     Prior to closing, an amendment to the Agreement and Plan of Merger between MRV and Fiberxon was executed, which amended certain terms. The amendment 1) removed the condition for Fiberxon to deliver audited consolidated financial statements prior to closing, 2) restricted the transferability of the MRV shares issued to the Fiberxon stockholders until the earlier of one year from the closing date or three trading days after the Financials Receipt Date, 3) extended the duration of the related set-off period during which MRV may exercise its rights of set-off to the earlier of 18 months from the Financials Receipt Date or the third trading day after Luminent’s IPO, 4) reached agreement to share equally the third-party, out-of-pocket fees and expenses associated with the preparation and delivery of Fiberxon’s audited financial statements to MRV, and 5) established an intended closing and effective date of July 1, 2007. In regards to the set-off rights, up to $13 million of the deferred compensation payment has been made available for indemnification purposes relating to certain damages pertaining to circumstances existing at the effective July 1, 2007 date. Up to $5 million of the deferred compensation payment has been made available for indemnification purposes relating to certain damages incurred pertaining to certain circumstances arising during the set-off period. The set-off period ends on the earlier of 1) February 28, 2008 if the Luminent IPO has occurred prior to that date, 2) the date of the Luminent IPO closing if such date is after February 28, 2008 and prior to the IPO deadline of March 28, 2009, or 3) the date of the IPO deadline if the Luminent IPO has not occurred as of that date.
     As a result of obligations MRV agreed to undertake in connection with its acquisition of Fiberxon, MRV obtained an agreement to waive various covenants with respect to the 2003 Convertible Notes. The agreement waived the covenant restricting MRV’s ability to incur any indebtedness in excess of $17.0 million plus obligations arising from accounts receivable financing transactions with recourse through MRV’s foreign offices, in the ordinary course of business and consistent with past practices. See Note 3 for further discussion of the Convertible Notes.
     We accounted for the acquisition as a purchase in accordance with the guidance in Statement of Financial Accounting Standards No. 141 (SFAS No. 141) Business Combinations; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date.
     The total purchase price of $134.9 million was comprised of (in thousands):

Cash	$17,651
MRV common stock issued	72,961
MRV stock options exchanged for Fiberxon stock options	7,604
Less: fair value of unvested MRV stock options exchanged for Fiberxon stock options	(1,598)
Bonus payment to close	3,000
Deferred consideration	31,500
Less: reconstruction cost	(844)
Legal, professional and banker’s fees related to acquisition cost	4,647

Total	$134,921

     MRV and Fiberxon’s stockholders agreed to share the costs incurred following the closing to reconstruct Fiberxon’s prior years’ financial statements, and compilation and audit services incurred to produce Fiberxon’s audited financial statements in the form and content required under SEC rules. MRV paid for all of the costs on behalf of both entities and deducted the $844,000 portion attributable to the Fiberxon stockholders’ responsibility, from the purchase price per the amended agreement on June 26, 2007.

     The allocation of the purchase price, the estimates and assumptions used therein are subject to change. MRV believes the methodology and estimates utilized to determine the net tangible assets and intangible assets are reasonable. The Company’s fair value for the Fiberxon purchase price allocation is preliminary due to the finalization of valuation analysis and may change during the allowable allocation period, which is up to one year from the acquisition date. (in thousands):

Net tangible assets acquired	$21,410
Intangible assets acquired:
Developed technology	8,500
Customer backlog	600
Customer relationships	4,800
Goodwill	99,611

Total purchase price	$134,921

     The following table summarizes the components of the net tangible assets acquired at fair value (in thousands):

Accounts receivable	$19,410
Inventories	17,896
Property and equipment	9,033
Other assets and liabilities, net	(24,929)

Net tangible assets acquired	$21,410

     A portion of the purchase price was allocated to developed product technology. This was identified and valued through an analysis of data provided by Fiberxon concerning existing products, target markets, expected income generating ability and associated risks. Developed product technology represents proprietary know-how that is technologically feasible. The primary valuation technique employed was the Income Approach, which is based on the premise that the value of an asset is based on the present value of future cash flows.
     The acquired intangible assets are amortized using the method over their estimated useful lives, presented below:

Developed technology	Straight Line Method	5.5 years
Customer relationships	Accelerated Method	10 years
Customer backlog	Straight Line Method	6 months
     Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages that MRV expects to realize primarily from Fiberxon’s standing in the China telecom industry market. Goodwill has been assigned to the Optical segment.
     MRV recorded a $4.7 million deferred tax liability based on the guidance contained in Statements of Financial Accounting Standards No. 109 (SFAS 109) “Accounting for Income Taxes.” The deferred tax liability arose as a result of the $13.9 million value assigned to identifiable intangible assets.

     The following unaudited pro forma condensed combined financial data below is based on current and historical unaudited financial statements of MRV and Fiberxon after giving effect to MRV’s acquisition of Fiberxon and the assumptions and adjustments described in this note. For the nine months ended September 30, 2007, Fiberxon’s unaudited statement of operations data reflects its results of operations for the six months period ended June 30, 2007. Fiberxon’s results of operations for the three months ended September 30, 2007 are included in MRV’s consolidated financial statements subsequent to the July 1, 2007 acquisition date. The unaudited pro forma condensed combined financial data of MRV and Fiberxon reflect results of operations as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(In thousands, except per share data)

Pro forma net revenue	$115,700	$120,307	$346,805	$284,269

Pro forma net loss	$(12,571)	$(4,616)	$(17,392)	$(10,657)

Pro forma net loss per share (basic)	$(0.08)	$(0.03)	$(0.13)	$(0.08)

Pro forma net loss per share (diluted)	$(0.08)	$(0.03)	$(0.13)	$(0.08)
The unaudited pro forma condensed combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.
3. Convertible Notes
     On August 10, 2007, MRV and Deutsche Bank AG London Branch executed a Securities Exchange Agreement exchanging $23 million in five year 5% convertible notes for 11,900,000 shares of MRV’s common stock. The convertible notes were originally issued on June 4, 2003 when MRV completed a sale to Deutsche Bank in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. The original 9,913,914 shares of MRV common stock issuable upon conversion were subsequently registered for resale by Deutsche Bank pursuant to a related Registration Rights Agreement dated June 1, 2003.
     As a result of executing the Securities Exchange Agreement, any of MRV’s obligations related to the convertible notes, Securities Purchase Agreement, and the Registration Rights Agreement terminated effective August 10, 2007.
     MRV recorded the $4.9 million cost of debt conversion in accordance with the guidance provided in Statements of Financial Accounting Standards No. 84: Induced Conversions of Convertible Debt (an amendment of APB Opinion No. 26) (SFAS No. 84). The $4.9 million cost of debt conversion arose as a result of issuing 1,986,086 additional shares of common stock in excess of the original Securities Purchase Agreement terms. Additional paid in capital of $28 million was recorded in the balance sheet and $48,000 in interest was recorded in interest expense for the three months ending September 30, 2007.

4. Share-Based Compensation
     MRV records share-based compensation expense using the estimated grant date fair value method of accounting in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”.) MRV recorded share-based compensation for the three and nine month periods ended September 30, 2007 and 2006 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of goods sold	$111	$83	$276	$231
Product development and engineering	227	190	598	579
Selling, general and administrative	893	589	2,000	1,666

Total share-based compensation expense (1)	$1,231	$862	$2,874	$2,476

(1)	No income tax benefits relating to share-based compensation were recognized for the periods presented.
     As of September 30, 2007, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $7.2 million. There were no significant capitalized share-based compensation costs at September 30, 2007 and 2006.
5. Earnings (Loss) Per Share and Stockholders’ Equity
     Basic earnings (loss) per share was computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and warrants. Diluted shares outstanding include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method.
Anti-dilutive outstanding stock options and warrants were excluded in the computation of diluted loss per share for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006.
Stockholders’ Equity
     In March 2006, MRV completed a private placement of approximately 19.9 million shares of its common stock at $3.75 per share for gross proceeds of approximately $74.5 million with a group of institutional investors. The net proceeds to MRV were approximately $69.9 million. MRV intends to use the net proceeds for further acquisitions, working capital, general corporate purposes and in its efforts to support its recent growth in revenues. MRV may also use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in technologies, products or services that complement its business.
6. Segment Reporting and Geographical Information
     MRV operates its business based on three segments: the networking group, the optical components group and the development stage enterprise group. The networking group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The optical components group designs, manufactures and distributes optical components and optical subsystems. The development stage enterprise group develops optical components, subsystems and networks and products for the infrastructure of the Internet.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in MRV’s annual report on Form 10-K for the year ended December 31, 2006. MRV evaluates segment performance based on revenues and operating expenses of each segment.
     Business segment revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Networking group	$72,449	$68,524	$216,729	$190,282
Optical components group	44,300	23,187	93,723	67,221
Development stage enterprise group	—	—	—	—

	116,749	91,711	310,452	257,503
Intersegment adjustment	(1,049)	(2,095)	(3,111)	(3,660)

Total	$115,700	$89,616	$307,341	$253,843

     Revenues by groups of similar products were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Network equipment	$25,394	$28,519	$76,749	$72,594
Network integration	47,055	40,001	139,980	117,681
Fiber optic components	43,251	21,096	90,612	63,568

Total	$115,700	$89,616	$307,341	$253,843

     Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, related service revenue, and fiber optic components sold as part of system solutions. Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales, including third-party product sales through distribution, and fiber optic components sold as part of system solutions. Fiber optic revenues primarily consists of fiber optic components used in FTTP applications, fiber optic transceivers, discrete lasers and LEDs that are not sold as part of MRV’s network equipment or network integration solutions.
     Year to date, the optical components group revenue includes $2.9 million of revenue that was previously deferred from sales to one customer. During the three months ended March 31, 2007, MRV determined that the conditions resulting in deferral had lapsed and recognized the revenue at that time. The amount is included in both the segment fiber optic components revenue above and the Americas revenue below.

     Revenues by geographical region were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2007	2006	2007	2006

Americas	$36,328	$28,277	$96,402	$84,776
Europe	69,111	52,787	187,441	154,170
Asia Pacific	10,278	8,445	23,431	14,685
Other regions	(17)	107	67	212

Total	$115,700	$89,616	$307,341	$253,843

     Long-lived assets, consisting of net property and equipment, by geographical region were as follows (in thousands):

	September 30,	December 31,
	2007	2006

Americas	$4,654	$3,595
Europe	8,536	7,277
Asia Pacific	11,423	3,300

Total	$24,613	$14,172

     Business segment operating income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2007	2006	2007	2006

Networking group	$(3,458)	$279	$(7,175)	$(2,115)
Optical components group	(1,641)	455	104	(190)
Development stage enterprise group	(379)	(404)	(1,097)	(1,090)

	(5,478)	330	(8,168)	(3,395)
Intersegment adjustment	(46)	2	(67)	(20)

Total	$(5,524)	$332	$(8,235)	$(3,415)

     Income (loss) before provision for income taxes was as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2007	2006	2007	2006

Domestic	$(12,119)	$(2,618)	$(22,871)	$(12,675)
Foreign	822	3,777	9,489	9,964

Total	$(11,297)	$1,159	$(13,382)	$(2,711)

7.	Cash and Cash Equivalents, Time Deposits and Marketable Securities
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
     Marketable Securities
          MRV’s short-term and long-term marketable securities are held as available for sale with various maturity dates through 2008. The original cost of marketable securities approximated fair market value as of September 30, 2007 and December 31, 2006 and consisted of (in thousands):

	September 30,	December 31,
	2007	2006

U.S. government issues	$4,203	$8,131
State and local government issues	—	1,500
Corporate issues	4,959	14,751
Foreign government issues	—	1,482

Total	$9,162	$25,864

8. Inventories
          Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$24,825	$10,848
Work-in process	15,249	17,811
Finished goods	45,465	32,702

Total	$85,539	$61,361

9. Goodwill and Other Intangibles
          Goodwill and intangible assets with indefinite lives are measured for impairment at least annually, or when events indicate that impairment may exist. Intangible assets that are determined to have definite lives are amortized over their useful lives.
          The following table summarizes the changes in carrying value of goodwill during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$36,316	$35,215	$36,348	$33,656
Purchase of Fiberxon	99,611	—	99,611	—
Purchase of minority interest	—	—	—	39
Impairment	—	—	—	(52)
Foreign currency translation	1,525	36	1,493	1,608

Total	$137,452	$35,251	$137,452	$35,251

10. Restructuring Costs
          During the second quarter of 2001, Luminent’s management approved and implemented a restructuring plan in order to align operations and administration with operating results arising from the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. In the third quarter of 2007, MRV paid the remaining obligation totaling $45,000 for its fulfillment of a lease obligation on an abandoned facility.
11. Product Warranty and Indemnification
          Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

          The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of September 30, 2007 and 2006, MRV’s product warranty liability recorded in accrued liabilities was $2.5 million and $2.0 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$2,273	$2,101	$2,291	$2,328
Fiberxon beginning balance	81	—	81	—
Cost of warranty claims	165	(290)	(478)	(616)
Accruals for product warranties	(58)	220	567	319

Total	$2,461	$2,031	$2,461	$2,031

          MRV accrues for warranty costs as part of its cost of goods sold based on historical experience, associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.
          In the normal course of business, MRV indemnifies other parties, including customers, lessors and parties to other transactions with MRV, with respect to certain matters. MRV has agreed to hold the other party harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, MRV has entered into indemnification agreements with its officers and directors, and MRV’s bylaws contain similar indemnification obligations to MRV’s agents.
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
12. Income Taxes
          MRV adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
          There was no effect of adopting FIN 48 on net deferred income tax assets, liabilities or the balance of accumulated deficit. Upon adoption, there was no liability for income taxes associated with uncertain tax positions at January 1, 2007. Interest and penalties related to income tax liabilities will be included in the income tax provision. There was no accrued interest or penalties relating to income tax liabilities as of January 1, 2007.
          With limited exception, MRV is no longer subject to U.S. federal audits by taxing authorities for years through 2003 and certain state, local and foreign income tax audits through 2001 to 2003. MRV does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

13. Comprehensive Income (Loss)
          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(12,571)	$216	$(17,247)	$(6,108)
Unrealized (gain) loss from available-for-sale securities	3	7	9	4
Foreign currency translation	3,980	(105)	4,506	3,780

Total	$(8,588)	$118	$(12,732)	$(2,324)

14. Derivative Financial Instruments
          MRV has entered into interest rate swap contracts through certain foreign offices. All derivatives are held for purposes other than trading, and no hedging relationship is designated for derivatives held. The fair values of the derivatives are recorded in other current or non-current assets or liabilities in the accompanying balance sheet. The fair value of these derivative instruments is based on quoted market prices and mark to market changes flow through current earnings. Cash flows from financial instruments are recognized in the statement of cash flows in a manner consistent with the underlying transactions.
          Interest Rate Swaps. A foreign office of MRV manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of September 30, 2007 the Company had one interest rate swap contract maturing in 2008. Unrealized income on these interest rate swaps for the three and nine months ended September 30, 2007 were $183,000 and $321,000, respectively, and unrealized income on these interest rate swaps for the three and nine months ended September 30, 2006 were $50,000 and $133,000, respectively, which have been recorded in interest expense. The fair value and the carrying value of these interest rate swaps were $411,000 and $804,000 at September 30, 2007 and December 31, 2006, respectively, and were recorded in other long-term liabilities.
15. Recently Issued Accounting Pronouncements
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
          On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. MRV is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, its results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Report. In addition to historical information, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a consequence of factors, including but not limited to, those set forth in the following and elsewhere in this Report. We assume no obligation to update any of the forward-looking statements after the date of this Report.
Overview
     MRV designs, manufactures, sells, distributes, integrates and supports communication equipment and services, and optical components. We conduct our business along three principal segments: the networking group, the optical components group and the development stage enterprise group. Our networking group provides equipment used by commercial customers, governments and telecommunications service providers. Equipment sold includes switches, routers, physical layer products and console management products, specialized networking products for aerospace and defense, and other applications including voice and cellular communication. Our optical components group designs, manufactures and sells optical communications components, primarily through our wholly-owned subsidiary, Luminent, Inc. These components include fiber optic transceivers for metropolitan, access and Fiber-to-the-Premises, or FTTP, applications. Our development stage enterprise group seeks to develop new optical components, subsystems and networks and other products for the infrastructure of the Internet.
     We market and sell our products worldwide, through a variety of channels, including a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators. We have operations in Europe providing network system design, integration and distribution services that include products manufactured by third-party vendors, as well as our products. We believe such specialization enhances access to customers and allows us to penetrate targeted vertical and regional markets.
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

     Our business involves reliance on foreign-based offices. We have divisions in, and utilize outside subcontractors and suppliers located in, Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended September 30, 2007 and 2006, foreign revenues constituted 69% and 68%, respectively, of our revenues. For the nine months ended September 30, 2007 and 2006, foreign revenues constituted 69% and 67%, respectively, of our revenues. The majority of foreign sales are to customers located in Europe. The remaining foreign sales are primarily to customers in the Asia Pacific region.
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
     Goodwill and Other Intangibles. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. Intangible assets with definite lives are amortized over their useful lives.
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
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not reflect actual outcomes.
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

Currency Rate Fluctuations
     Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. At September 30, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006. We incurred approximately 40% of our operating expenses in currencies other than the U.S. dollar for the nine months ended September 30, 2007. In general, these currencies were stronger against the U.S. dollar for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, so revenues and expenses in these countries translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” of this Report.
Acquisition of Fiberxon, Inc.
     On July 1, 2007, MRV acquired Fiberxon, Inc. (“Fiberxon”), a privately-held Delaware corporation. Fiberxon develops and manufactures modular optical link interfaces for telecommunication systems and networks, with principal manufacturing operations in China. We believe that the acquisition of Fiberxon adds an established, vertically integrated manufacturing, sales and distribution model in China and strengthens MRV’s optical component groups positioning in Asia-Pacific, Europe and North America. MRV announced its intention to contribute the capital stock of Fiberxon to LuminentOIC, Inc. (“Luminent”), a wholly-owned subsidiary of MRV, or otherwise combine Fiberxon’s business with that of Luminent. In exchange for the outstanding capital stock of Fiberxon, MRV has agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of MRV’s common stock (excluding 2.8 million shares of MRV’s common stock underlying the assumption of Fiberxon outstanding stock options, which will be on a basis that will preserve the intrinsic value of such options and otherwise be on the same terms as the Fiberxon options being assumed), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of MRV’s common stock, or a combination thereof, if Luminent does not complete an initial public offering (an “IPO”) of its common stock within 18 months after MRV receives Fiberxon’s audited consolidated financial statements for the three years ended December 31, 2006 (“Financials Receipt Date”) or the third trading day after Luminent’s IPO. The latter component of the purchase consideration may amount to more than $31.5 million if Luminent successfully completes an IPO within 18 months of the Financials Receipt Date in that, in such event and in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Luminent IPO, less the discount provided to the underwriters, by (y) the total number of shares of Luminent Common Stock outstanding immediately prior to the effectiveness of the agreement between Luminent and the underwriters of the Luminent IPO.
     Prior to closing, an amendment to the Agreement and Plan of Merger between MRV and Fiberxon was executed, which amended certain terms. The amendment 1) removed the condition for Fiberxon to deliver audited consolidated financial statements prior to closing, 2) restricted the transferability of the MRV shares issued to the Fiberxon stockholders until the earlier of one year from the closing date or three trading days after the Financials Receipt Date, 3) extended the duration of the related set-off period during which MRV may exercise its rights of set-off to the earlier of 18 months from the Financials Receipt Date or the third trading day after Luminent’s IPO, 4) share equally the third-party, out-of-pocket fees and expenses associated with the preparation and delivery of Fiberxon’s audited financial statements to MRV, and 5) established an intended closing and effective date of July 1, 2007. In regards to the set-off rights, up to $13 million of the deferred compensation payment has been made available for indemnification purposes relating to certain damages pertaining to circumstances existing at the effective July 1, 2007 date. Up to $5 million of the deferred compensation payment has been made available for indemnification purposes relating to certain damages incurred pertaining to certain circumstances arising during the set-off period. The set-off period ends on the earlier of 1) February 28, 2008 if the Luminent IPO has occurred prior to that date, 2) the date of the Luminent IPO closing if such date is after February 28, 2008 and prior to the IPO deadline of March 28, 2009, or 3) the date of the IPO deadline if the Luminent IPO has not occurred as of that date.

     During the course of our negotiations with Fiberxon leading up to the execution of the Merger Agreement, and thereafter during our due diligence investigation of Fiberxon, we learned of allegations of financial and accounting irregularities that called into question the reliability of Fiberxon’s consolidated financial statements for its fiscal years ended December 31, 2004, 2005 and 2006 and raised serious concerns regarding Fiberxon’s financial and reporting processes. We have been advised that these irregularities led to the termination of Fiberxon’s Chief Executive Officer and Vice President of Finance (principal accounting officer) during the first half of 2007 and to the commencement of investigations by Fiberxon’s audit committee into the nature and extent of the irregularities and their effect on Fiberxon’s historical financial statements as well as those to be prepared for its fiscal year ended December 31, 2006. We further learned in June 2007 that the independent accountants engaged by Fiberxon in April 2007 to audit Fiberxon’s financial statements at and for each of the three years ended December 31, 2006 had reported to Fiberxon’s audit committee that in addition to irregularities identified and reported by Fiberxon’s audit committee, they had identified a number of serious issues and encountered significant difficulties in the performance of its audit that, in the view of Fiberxon’s auditors, called into question the commitment of Fiberxon’s management to maintain reliable financial reporting systems, including accounting books and records, in conformity with accounting principles generally accepted in the United States or the People’s Republic of China (PRC); to identify and ensure that Fiberxon complies with the laws and regulations applicable to its activities and to inform Fiberxon’s auditors of any known material violations of such laws or regulations; to adjust Fiberxon’s financial statements to correct material misstatements; and to make all financial records and related information available to its auditors. In the view of Fiberxon’s auditors, these matters also raised doubt on the ability of Fiberxon’s existing management to provide its auditors the written representations required under auditing standards generally accepted in the United States. Later in June 2007, we learned that reports of subsequent investigations received by Fiberxon’s auditors from Fiberxon’s audit committee had not, in the view of Fiberxon’s auditors, brought closure to the issues raised previously by Fiberxon’s auditors, had raised additional issues and that Fiberxon’s auditors had determined to suspend its audit.
     In light of this decision by Fiberxon’s auditors and faced with a defined end date of July 1, 2007 under the Amended Merger Agreement dated June 26, 2007 for completion of the mergers, we concluded that Fiberxon would not be able to deliver to us its audited financial statements by June 30, 2007 or within any reasonable extension of that date. We further concluded that Fiberxon could not deliver the same to us while controlled by its existing management, board of directors or stockholders. We weighed these conclusions against our view that despite Fiberxon’s difficulties with its financial and reporting processes, Fiberxon’s fundamental business is sound, its current operations robust, and its employees are committed and dedicated to its success. We also believe that Fiberxon’s location in the People’s Republic of China would provide us with missing elements to our business that we view as critical to achieving our goals for the development and success of our fiber optics components business. With the unanimous approval of our board of directors, we determined to complete the acquisition by amending the Merger Agreement to waive delivery by Fiberxon of its audited financial statements as a condition to the closing. We chose to take control of that process ourselves, provided that Fiberxon would agree to defer the practical realization of most of the consideration to be received by its stockholders from the Mergers until we received Fiberxon’s financial statements in the form and content required under the SEC rules and that Fiberxon’s stockholders would share the cost incurred following the closing to obtain them.
     As a result of the amendment, MRV and Fiberxon’s stockholders agreed to share the costs to reconstruct Fiberxon’s prior years’ financial statements, and compilation and audit services incurred to produce Fiberxon’s audited financial statements in the form and content required under SEC rules. MRV paid for all of the costs on behalf of both entities and deducted the $844,000 portion attributable to the Fiberxon stockholders’ responsibility, from the purchase price as per the amended agreement dated June 26, 2007.
     On October 1, 2007, MRV filed a Form 8-K/A with the SEC which included the audited consolidated balance sheets of Fiberxon as of December 31, 2005 and 2006, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006.

     As a result of the circumstances and issues concerning the allegations of Fiberxon’s historical financial and accounting irregularities, MRV added certain new management team members at Fiberxon. MRV also reviewed the controls and procedures in place, and as of September 30, 2007, we are not aware of any material weaknesses in Fiberxon’s internal control over financial reporting. As part of this assessment, MRV will be reviewing and conforming Fiberxon’s policies and procedures to world-wide standards established by MRV to maintain reliable accounting books and records, in conformity with accounting principles generally accepted in the United States and applicable local laws. MRV’s world-wide standards also require Fiberxon to inform its auditors of any known material violations of such laws or regulations, and to make all financial records and related information available to its auditors.
Statement of Operations Data as a Percentage of Revenues
     The following table sets forth, for the periods indicated, certain Statements of Operations data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue (1)	100%	100%	100%	100%

Networking group	63	76	71	75
Optical components group	38	26	30	26

Gross margin (2)	26	32	29	32

Networking group	30	35	32	36
Optical components group	19	21	20	20

Operating costs and expenses (2)	31	32	32	33

Networking group	35	34	35	37
Optical components group	23	19	20	20
Development stage enterprise group	NM	NM	NM	NM

Operating income (loss) (2)	(5)	0	(3)	(1)

Networking group	(5)	0	(3)	(1)
Optical components group	(4)	2	0	0
Development stage enterprise group	NM	NM	NM	NM

NM — not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the networking group. No revenues were generated by the development stage enterprise group for the periods presented.

(2)	Statements of Operations data express percentages as a percentage of revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue. No revenues or corresponding gross profit were generated by the development stage enterprise group in 2007 or 2006.
     The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are the networking group, optical components group and development stage enterprise group, which includes all start-up activities.

Three Months Ended September 30, 2007 (“2007”) Compared
To Three Months Ended September 30, 2006 (“2006”)
Revenue
     The following table sets forth, for the periods indicated, certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
For the three months ended					Constant
September 30:	2007	2006	$ Change	% Change	Currency (2)

Networking group	$72,449	$68,524	$3,925	6%	—%
Optical components group	44,300	23,187	21,113	91	92
Development stage enterprise group	—	—	—	—	—

	116,749	91,711	25,038	27	25
Adjustments (1)	(1,049)	(2,095)	1,046	(50)	NM

Total	$115,700	$89,616	$26,084	29%	25%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

     The following table sets forth, for the periods indicated, revenues by groups of similar products by geographical region (dollars in thousands):

For the three months ended September 30:	2007	2006	$ Change	% Change

Network equipment (1):
Americas	$12,084	$10,562	$1,522	14%
Europe	11,647	11,052	595	5
Asia Pacific	1,691	6,854	(5,163)	(75)
Other regions	(28)	51	(79)	(155)

Total network equipment	25,394	28,519	(3,125)	(11)

Network integration (2):
Europe	47,055	40,001	7,054	18

Total network integration	47,055	40,001	7,054	18

Fiber optic components (3):
Americas	24,244	17,715	6,529	37
Europe	10,409	1,734	8,675	500
Asia Pacific	8,587	1,591	6,996	440
Other regions	11	56	(45)	(80)

Total fiber optic components	43,251	21,096	22,155	105

Total	$115,700	$89,616	$26,084	29%

(1)	Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution.

(2)	Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution.

(3)	Fiber optic components revenue primarily consists of fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs that are not sold as part of MRV’s network equipment or network integration solutions.
     Consolidated revenues for 2007 increased $26.1 million, or 29%, to $115.7 million from $89.6 million for 2006. Geographically, revenues in the Americas increased $8.1 million, or 29%, to $36.3 million for 2007 from $28.3 million for 2006, which was primarily the result of the Fiberxon acquisition and consolidation effective July 1, 2007. Revenues in Europe increased $16.3 million, or 31%, to $69.1 million for 2007 from $52.8 million in 2006, which was primarily a result of the Fiberxon acquisition and consolidation effective July 1, 2007. Revenues in Asia Pacific increased $1.8 million, or 21%, to $10.3 million for 2007 from $8.4 million for 2006, primarily because of the Fiberxon acquisition and consolidation effective July 1, 2007, which is offset by lower networking equipment revenues in Japan. Revenue would have been $3.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
     Networking Group. Our networking group includes two distinct groups of similar products and services: network equipment and network integration, which are described in the table above. Revenues, including intersegment revenues, generated from our networking group increased $3.9 million, or 6%, to $72.4 million for 2007 as compared to $68.5 million for 2006. External network equipment revenues decreased $3.1 million, or 11%, to $25.4 million for 2007 from $28.5 million for 2006, which was primarily the result of one time deal in Japan in 2006. External network integration revenues increased $7.1 million, or 18%, to $47.1 million for 2007 from $40.0 million for 2006, which was due primarily to increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates. Revenue would have been $3.7 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.

     Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, which are described in the table above and primarily consist of products manufactured by our wholly-owned subsidiaries, Luminent and Fiberxon. Revenues, including intersegment revenue, generated from our optical components group increased $21.1 million, or 91%, to $44.3 million for 2007 as compared to $23.2 million for 2006. Approximately 49% of optical components’ revenue related to shipments of optical components used by those customers deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2007 totaled approximately $21.6 million, compared to $15.2 million for 2006. Recent announcements suggest that FTTP deployments in North America made services available to approximately six million homes through 2006 and that continuing deployments are expected to make FTTP services available to an additional three million residences each year through the end of 2010; however, the number of actual residential homes subscribing to such services has been forecasted to reach 35% to 40% of the total deployments. We expect sales of FTTP products to continue to grow for 2007 and beyond. However, this forward-looking statement may not come to pass if the actual deployments do not meet the expectations of industry announcements, if the orders we expect to receive do not materialize, are delayed or cancelled or if we are unable to ship the products as required. Revenue would have been $111,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006.
     Development Stage Enterprise Group. No revenues were generated by this group for 2007 and 2006.
Gross Profit
     The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
For the three months ended					Constant
September 30:	2007	2006	$ Change	% Change	Currency (2)

Networking group	$21,899	$23,792	$(1,893)	(8%)	(12%)
Optical components group	8,470	4,860	3,610	74	75
Development stage enterprise group	—	—	—	—	—

	30,369	28,652	1,717	6	3
Adjustments (1)	(14)	2	(16)	NM	NM

Total	$30,355	$28,654	$1,701	6%	3%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Consolidated gross profit increased $1.7 million, or 6%, to $30.4 million for 2007 from $28.7 million for 2006. Gross margin decreased to 26% for 2007, as compared to 32% for 2006. The decrease in gross margin was primarily the result of the impact of differences in the composition of the products we sold in each period within the networking group. This included an increase in the network integration revenue that typically carries lower gross margins than the Company average. The gross profit was negatively impacted by the factors described above that negatively impacted gross margin. Gross profit would have been $886,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $111,000 and $83,000 in 2007 and 2006, respectively.

     Networking Group. Gross profit for our networking group was $21.9 million for 2007 compared to $23.8 million for 2006, a decrease of $1.9 million. Gross margins decreased to 30% from 2007, as compared to 35% for 2006. The decrease in gross margins in 2007 was primarily the result of differences in the composition of the products we sold in each period. This included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Gross profit would have been $899,000 lower and gross margins would have been 31% in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $25,000 and $24,000 in 2007 and 2006, respectively.
     Optical Components Group. Gross profit for 2007 was $8.5 million, compared to $4.9 million for 2006, an increase of $3.6 million. Our optical components group gross margin was 19% for 2007 as compared to 21% in 2006. Gross profit would have been $13,000 higher and gross margins would have been 19% in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $87,000 and $59,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2007 and 2006.
Operating Costs and Expenses
     The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
For the three months ended					Constant
September 30:	2007	2006	$ Change	% Change	Currency (1)

Networking group	$25,357	$23,513	$1,844	8%	5%
Optical components group	10,111	4,405	5,706	130	130
Development stage enterprise group	411	404	7	2	2

Total	$35,879	$28,322	$7,557	27%	24%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     Consolidated operating costs and expenses were $35.9 million, or 31% of revenues, for 2007, compared to $28.3 million, or 32% of revenues, for 2006. Operating costs and expenses increased $7.6 million in 2007 compared to 2006. The increase in our operating costs and expenses was largely the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization in the networking group. Operating costs and expenses would have been $714,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $227,000 and $190,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $893,000 and $589,000 in 2007 and 2006, respectively.
     Networking Group. Operating costs and expenses for 2007 were $25.4 million, or 35% of revenues, compared to $23.5 million, or 34% of revenues, for 2006. Operating costs and expenses increased $1.8 million, or 8%, in 2007 compared to 2006. The increase in operating costs and expenses was primarily the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization. Operating costs and expenses would have been $717,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $117,000 and $114,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $581,000 and $484,000 in 2007 and 2006, respectively.

     Optical Components Group. Operating costs and expenses for 2007 and 2006 were $10.1 million, or 23% of revenues for 2007 and $4.4 million or 19% of revenues for 2006. Operating costs and expenses increased as a percentage of revenue primarily as a result of the Fiberxon acquisition. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our operating costs and expenses. Product development and engineering expenses included share-based compensation expense of $111,000 and $76,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $311,000 and $105,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. Operating costs and expenses for 2007 were $411,000 compared to $404,000 for 2006. Operating costs and expenses increased $7,000, or 2%, in 2007 compared to 2006. The increase in operating costs and expenses relates primarily to the increase in general and administrative costs.
Operating Income (Loss)
     The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
For the three months ended					Constant
September 30:	2007	2006	$ Change	% Change	Currency (2)

Networking group	$(3,458)	$279	$(3,737)	(1,339)%	(1,404)%
Optical components group	(1,641)	455	(2,096)	(461)	(458)
Development stage enterprise group	(379)	(404)	25	(6)	(6)

	(5,478)	330	(5,808)	(1,760)	(1,812)
Adjustments (1)	(46)	2	(48)	NM	NM

Total	$(5,524)	$332	$(5,856)	(1,764)%	(1,801)%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
     We reported a consolidated operating loss of $5.5 million, or 5% of revenues, for 2007 compared to operating income of $332,000 or 0% of revenues, for 2006. The decline was primarily the result of one time deal in Japan in 2006. Operating loss would have been $172,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $1,231,000 and $862,000 in 2007 and 2006, respectively.
     Networking Group. Our networking group reported an operating loss totaling $3.5 million for 2007, compared to operating income of $279,000 for 2006, a decrease of $3.7 million in 2007, when compared to 2006. The decline was largely the result of lower gross profit on the increase in revenue in 2007 compared to 2006 and increase in general and administration expenses in the network integration. This decline was negatively impacted by the decrease in gross margins resulting from differences in the composition of the products we sold in each period and the increases in labor costs, particularly from the additional investment in our North American sales organization. The composition of revenue included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Operating loss would have been $182,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $723,000 and $622,000 in 2007 and 2006, respectively.

     Optical Components Group. Our optical components group reported operating loss of $1.6 million, or 4% of revenues for 2007, compared to operating income of $455,000, or 2% of revenues, for 2006. Foreign currency exchange rates did not have a significant impact on operating loss in 2007.Operating loss includes share-based compensation expense of $509,000 and $240,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $379,000 for 2007 as compared to $404,000 for 2006. Our operating loss decreased $25,000, or 6%, in 2007 compared to 2006. The decrease in operating loss relates primarily to the decrease in product development and engineering costs.
Interest Expense, Cost of Debt Conversion, and Other Income, Net
     Interest expense was $1.1 million and $0.8 million for 2007 and 2006, respectively. The $4.9 million of debt conversion costs in 2007 was associated with exchanging our $23 million convertible notes into common stock. Other Income was $201,000 and $1.6 million for 2007 and 2006, respectively, a decrease of $1.4 million, primarily due to decreased cash and associated interest income.
Provision for Income Taxes
     The provision for income taxes for 2007 was $1.3 million as compared to $943,000 for 2006. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

Nine months ended September 30, 2007 (“2007”) Compared
To Nine months ended September 30, 2006 (“2006”)
Revenue
     The following table sets forth certain revenue data from our Statements of Operations (dollars in thousands):

					% Change
For the nine months ended					Constant
September 30:	2007	2006	$ Change	% Change	Currency (2)

Networking group	$216,729	$190,282	$26,447	14%	8%
Optical components group	93,723	67,221	26,502	39	12
Development stage enterprise group	—	—	—	—	—

	310,452	257,503	52,949	21	9
Adjustments (1)	(3,111)	(3,660)	549	NM	NM

Total	$307,341	$253,843	$53,498	21%	9%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

     The following table sets forth revenues by groups of similar products by geographical region (dollars in thousands):

For the nine months ended
September 30:	2007	2006	$ Change	% Change

Network equipment (1):
Americas	$35,090	$30,585	$4,505	15%
Europe	35,166	32,981	2,185	7
Asia Pacific	6,443	8,896	(2,453)	(28)
Other regions	50	132	(82)	(62)

Total network equipment	76,749	72,594	4,155	6

Network integration (2):
Europe	139,980	117,681	22,299	19

Total network integration	139,980	117,681	22,299	19

Fiber optic components (3):
Americas	61,312	54,191	7,121	13
Europe	12,295	3,508	8,787	250
Asia Pacific	16,988	5,789	11,199	193
Other regions	17	80	(63)	(79)

Total fiber optic components	90,612	63,568	27,044	43

Total	$307,341	$253,843	$53,498	21%

(1)	Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution.

(2)	Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution.

(3)	Fiber optic components revenue primarily consists of fiber optic components, such as components for FTTP applications, fiber optic transceivers, discrete lasers and LEDs that are not sold as part of MRV’s network equipment or network integration solutions.
     Consolidated revenues for 2007 increased $53.5 million, or 21%, to $307.3 million from $253.8 million for 2006. Geographically, revenues in the Americas increased $11.6 million, or 14%, to $96.4 million for 2007 from $84.8 million for 2006, which was largely because of the network equipment and fiber optic components growth. The growth in fiber optic components revenues in North America includes $2.9 million of optical components group revenue in the first quarter of 2007 that was previously deferred from sales of products to one customer in periods prior to those periods as a result of our evaluation of the deferred revenue in the first quarter of 2007, we determined that the circumstances that caused us to defer such revenue lapsed and thus concluded that revenue recognition was appropriate in the first quarter of 2007. Revenues in Europe increased $33.3 million, or 22%, to $187.4 million for 2007 from $154.2 million in 2006, which was primarily a result of increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates for those activities and the acquisition of Fiberxon that increased the fiber optic components revenue in Europe. Revenues in Asia Pacific increased $8.7 million, or 60%, to $23.4 million for 2007 from $14.7 million for 2006, primarily because of the acquisition of Fiberxon. Revenue would have been $30.1 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.

     Networking Group. Our networking group includes two distinct groups of similar products and services: network equipment and network integration, which are described in the table above. Revenues, including intersegment revenues, generated from our networking group increased $26.4 million, or 14%, to $216.7 million for 2007 as compared to $190.3 million for 2006. External network equipment revenues increased $4.2 million, or 6%, to $76.7 million for 2007 from $72.6 million for 2006, which was primarily the result of the continued success with MRV’s optical transport products and Metro Ethernet. External network integration revenues increased $22.3 million, or 19%, to $140 million for 2007 from $117.7 million for 2006, which was due primarily to increased revenue from our network integration and distribution activities throughout Europe and favorable foreign currency exchange rates. Revenue would have been $11.3 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
     Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, which are described in the table above and primarily consist of products manufactured by our wholly-owned subsidiaries, Luminent, Inc. and Fiberxon Inc. Revenues, including intersegment revenue, generated from our optical components group increased $26.5 million, or 39%, to $93.7 million for 2007 as compared to $67.2 million for 2006. For the first quarter of 2007, our optical components group revenue includes $2.9 million of revenue that was previously deferred from sales of products to one customer in periods prior to those periods presented herein. As a result of our evaluation of the deferred revenue during the first quarter, we determined that the circumstances that caused us to defer such revenue lapsed and thus concluded that revenue recognition was appropriate in the first quarter of 2007. The products underlying this recognized deferred revenue are not a meaningful part of our ongoing business and the customer is not an active customer of the optical components group. Approximately 60% of optical components’ revenue related to shipments of optical components used by those customers deploying FTTP networks. Shipments of FTTP products for 2007 totaled approximately $56.5 million, compared to $44.5 million for 2006. Revenue would have been $18.8 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
     Development Stage Enterprise Group. No revenues were generated by this group for 2007 and 2006.
Gross Profit
     The following table sets forth certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
For the nine months ended					Constant
September 30:	2007	2006	$ Change	% Change	Currency (2)

Networking group	$69,438	$67,722	$1,716	3%	(2)%
Optical components group	19,167	13,520	5,647	42	10
Development stage enterprise group	—	—	—	—	—

	88,605	81,242	7,363	9	—
Adjustments (1)	(35)	(20)	(15)	NM	NM

Total	$88,570	$81,222	$7,348	9%	—%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

     Consolidated gross profit increased $7.4 million, or 9%, to $88.6 million for 2007 from $81.2 million for 2006. Our gross margin decreased to 29% for 2007, as compared to 32% for 2006. The decrease in gross margin was primarily the result of the impact of differences in the composition of the products we sold in each period. This included an increase in the network integration revenue that typically carries lower gross margins than the Company average. The gross profit was negatively impacted by the factors described above that negatively impacted gross margin. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The gross profit and resulting gross margin were positively affected by recognizing this deferred revenue in the amount of $2.9 million during the first quarter of 2007. Gross profit would have been $7.2 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $276,000 and $231,000 in 2007 and 2006, respectively.
     Networking Group. Gross profit for our networking group was $69.4 million for 2007 compared to $67.7 million for 2006, an increase of $1.7 million. Gross margins decreased to 32%, as compared to 36% for 2006. The decrease in gross margins in 2007 was primarily the result of differences in the composition of the products we sold in each period. This included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Gross profit would have been $2.9 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $72,000 in 2007 and 2006, respectively.
     Optical Components Group. Gross profit for 2007 was $19.2 million, compared to $13.5 million for 2006, an increase of $5.7 million. Our optical components group gross margin increased to 21% for 2007, as compared to gross margin of 20% for 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The gross profit and resulting gross margin were positively affected by recognizing this deferred revenue in the amount of $2.9 million during the first quarter of 2007. Factors that negatively affected gross margins were the reduced revenue from the metro and discrete product lines, which carry a higher margin profile, and an increased proportion of revenue from the GPON product line, which has resulted in a lower margin as we ramped up production in this area in 2007 compared to 2006. Gross profit would have been $4.3 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit includes share-based compensation expense of $205,000 and $159,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. As we had no sales by this group, no gross margins were generated by this group for 2007 and 2006.
Operating Costs and Expenses
     The following table sets forth certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
For the nine months ended					Constant
September 30:	2007	2006	$ Change	% Change	Currency (1)

Networking group	$76,614	$69,837	$6,777	10%	7%
Optical components group	19,063	13,710	5,353	39	(2)
Development stage enterprise group	1,128	1,090	38	3	3

Total	$96,805	$84,637	$12,168	14%	5%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

     Consolidated operating costs and expenses were $96.8 million, or 32% of revenues, for 2007, compared to $84.6 million, or 33% of revenues, for 2006. Operating costs and expenses increased $12.2 million in 2007 compared to 2006. The increase in our operating costs and expenses was largely the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization in the networking group and the acquisition of Fiberxon on July 1, 2007. Operating costs and expenses would have been $7.9 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $598,000 and $579,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $2.0 million and $1.7 million in 2007 and 2006, respectively.
     Networking Group. Operating costs and expenses for 2007 were $76.6 million, or 35% of revenues, compared to $69.8 million, or 37% of revenues, for 2006. Operating costs and expenses increased $6.8 million, or 10%, in 2007 compared to 2006. The increase in operating costs and expenses was primarily the result of increases in labor and related costs, particularly from the additional investment in our North American sales organization. Operating costs and expenses would have been $2.3 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $336,000 and $352,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $1.5 million and $1.4 million in 2007 and 2006, respectively.
     Optical Components Group. Operating costs and expenses for 2007 were $19.1 million, or 20% of revenues, compared to $13.7 million, or 20% of revenues, for 2006. Operating costs and expenses increased $5.4 million, or 39%, in 2007 compared to 2006. Operating costs and expenses increased primarily as a result of the acquisition of Fiberxon. Operating costs and expenses would have been $5.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation expense of $263,000 and $227,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation expense of $497,000 and $315,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. Operating costs and expenses for 2007 were $1,128,000 compared to $1,090,000 for 2006. Operating costs and expenses increased $38,000, or 3%, in 2007 compared to 2006. The increase in operating costs and expenses relates primarily to the increase in general and administrative costs.
Operating Income (Loss)
     The following table sets forth certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
For the nine months ended					Constant
September. 30:	2007	2006	$ Change	% Change	Currency (2)

Networking group	$(7,175)	$(2,115)	$(5,060)	239%	265%
Optical components group	104	(190)	294	(155)	(818)
Development stage enterprise group	(1,097)	(1,090)	(7)	1	1

	(8,168)	(3,395)	(4,773)	141	120
Adjustments (1)	(67)	(20)	(47)	NM	NM

Total	$(8,235)	$(3,415)	$(4,820)	141%	121%

NM — not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

     We reported a consolidated operating loss of $8.2 million, or 3% of revenues, for 2007 compared to an operating loss of $3.4 million, or 1% of revenues, for 2006, a decrease in our results of $4.8 million. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The operating loss was positively impacted by recognizing this deferred revenue in the amount of $2.9 million in the first quarter of 2007. This improvement in our results was negatively impacted by the decrease in gross margins resulting from differences in the composition of the products we sold in each period. Operating loss would have been $704,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $2.9 million and $2.5 million in 2007 and 2006, respectively.
     Networking Group. Our networking group reported an operating loss totaling $7.2 million, or 3% of revenues, for 2007, compared to an operating loss of $2.1 million, or 1% of revenues for 2006, a decrease in our results of $5.1 million. This decrease in our results was primarily the result of the decrease in gross margins resulting from differences in the composition of the products we sold in each period and increases in labor and related costs, particularly from the additional investment in our North American sales organization. The composition of revenue included an increase in the network integration revenue that typically carries lower gross margins than the average for this segment. Operating loss would have been $554,000 higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss includes share-based compensation expense of $1.9 million and $1.8 million in 2007 and 2006, respectively.
     Optical Components Group. Our optical components group reported operating income of $104,000 or 0% of revenues, for 2007, compared to an operating loss of $190,000, or 0% of revenues, for 2006. Our operating income improved $294,000 in 2007 compared to 2006. As discussed above, in the first quarter of 2007, our optical components group recognized approximately $2.9 million in revenue that was previously deferred for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. The operating income was positively impacted by recognizing this deferred revenue in the amount of $2.9 million in the first quarter of 2007. Factors that negatively affected operating income were the reduced revenue from the metro and discrete product lines, which carry a higher margin profile, and an increased proportion of revenue from the GPON product line, which has resulted in a lower margin as we ramped up production in this area in 2007 compared to 2006. Operating income would have been $1.3 million higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating income (loss) includes share-based compensation expense of $965,000 and $701,000 in 2007 and 2006, respectively.
     Development Stage Enterprise Group. Our development stage enterprise group reported an operating loss of $1.1 million for 2007 as compared to $1.1 million for 2006. Our operating loss remained same and consistent over 2006.
Interest Expense, Cost of Debt Conversion, and Other Income, Net
     Interest expense was $3.1 million and $2.6 million for 2007 and 2006, respectively. The $4.9 million of debt conversion costs in 2007 was associated with exchanging our $23 million convertible notes into common stock. Other Income was $2.8 million and $3.3 million for 2007 and 2006, respectively, a decrease of $0.5 million.
Provision for Income Taxes
     The provision for income taxes for 2007 was $3.9 million as compared to $3.4 million for 2006. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax. For 2007, income tax provision was impacted by higher taxable income for subsidiaries in Sweden and Taiwan, which was mostly offset by lower taxable income for subsidiaries in Switzerland and Italy compared to 2006.

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
Tax Loss Carry forwards
     As of December 31, 2006, the end of our last tax year, we had NOLs of approximately $171.8 million for federal income tax purposes and approximately $214.4 million for state income tax purposes. We also had capital loss carry forwards totaling $262.0 million as of December 31, 2006, which begin to expire in 2007. Utilization of these net operating losses and credit carry forwards are dependent upon us achieving profitable results and, in such case, these net operating loss carry forwards would represent an asset to us to the extent they can be utilized to reduce cash income tax payments. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of our issuance of shares in connection with our acquisition of Fiberxon. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of September 30, 2007, there was sufficient valuation allowance against these deferred tax assets, such that additional valuation allowance against these deferred tax assets would not be necessary in the future if the NOLs and capital loss carry forwards described above were to be limited.
Recently Issued Accounting Standards
     For a discussion of recently issued accounting standards relevant to our financial performance, see Note 15 of Notes to the Condensed Consolidated Financial Statements included in this Report.
Liquidity and Capital Resources
     We had cash and cash equivalents of $69.1 million as of September 30, 2007, a $22.6 million decrease from the cash and cash equivalents of $91.7 million we had as of December 31, 2006. The decrease in cash and cash equivalents was primarily the result of investing activities for $18.0 million in cash paid related to the Fiberxon acquisition net of cash acquired and the sales and maturities of marketable securities, which was partially offset by our purchase of marketable securities, increase in time deposits, cash we used in our operations, the timing of cash collections from customers, cash we used to procure necessary raw materials and components to build our inventories for products we expect to ship in the future, cash we used to satisfy vendor obligations and net payments on short-term and long-term obligations. Of the increase in time deposits, $4.0 million related to a standby letter of credit entered into by Luminent in favor of a creditor of a PRC subsidiary of Fiberxon prior to our acquisition of Fiberxon on July 1, 2007, to enable the creditor to extend further banking facilities to, what has become through our acquisition of Fiberxon and its PRC subsidiaries. The standby letter of credit expired on April 1, 2007. Now that we have acquired Fiberxon and its subsidiary, their agreement to indemnify Luminent for any losses it may suffer as a result of a breach by the subsidiary of its loan agreement with its creditor is moot. For a discussion of the acquisition of Fiberxon, which closed on July 1, 2007, see Note 2 of Notes to Financial Statements included in this Report.

     The following table illustrates our cash position, which we define as cash, cash equivalents, time deposits, and short-term and long-term marketable securities, as it relates to our debt position, which we define as all short-term and long-term obligations (in thousands):

	September 30,	December 31,
	2007	2006

Cash
Cash and cash equivalents	$69,103	$91,722
Short-term and long-term marketable securities	9,162	25,864
Time deposits	7,949	821

	86,214	118,407

Debt
5% convertible notes due 2008	—	23,000
Short-term obligations	34,651	26,289
Long-term debt	78	88

	34,729	49,377

Excess cash versus debt	$51,485	$69,030

Ratio of cash versus debt (1)	2.5:1	2.4:1

(1)	Determined by dividing total “cash” by total “debt,” in each case as reflected in the table.
Working Capital
     The following table illustrates our working capital position (dollars in thousands):

	September 30,	December 31,
	2007	2006

Current assets	$306,981	$289,514
Current liabilities	180,703	116,927

Working capital	$126,278	$172,587

Current ratio (1)	1.7:1	2.5:1

(1)	Determined by dividing total “current assets” by total “current liabilities,” in each case as reflected in the table.
     Current assets increased $17.5 million primarily due to increases in accounts receivable, and inventories as a result of the Fiberxon acquisition, partially offset by decreases in short-term marketable securities. Fluctuations in current assets typically result from the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
     Current liabilities increased $63.8 million primarily due to an increase in accounts payable and accrued liabilities as a result of the Fiberxon acquisition. The remainder of the increase related to an increase in deferred income taxes and short-term obligations. Fluctuations in current liabilities typically result from the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred revenue, income tax liabilities and the effects of changes in foreign currencies.

Cash Flow
     The following table sets forth certain cash flow data from our Statements of Cash Flows (dollars in thousands):

For the nine months ended September 30:	2007	2006

Net cash provided by (used in):
Operating activities	$(21,224)	$(11,921)
Investing activities	(6,785)	(38,536)
Financing activities	4,358	63,314
Effect of exchange rate changes on cash and cash equivalents	1,032	336

Net change in cash and cash equivalents	$(22,619)	$13,193

     Cash Flows Related to Operating Activities. Cash used in operating activities was $21.2 million for the nine months ended September 30, 2007, compared to cash used in operating activities of $11.9 million for the same period last year. Cash used in operating activities was a result of our net loss of $17.2 million, adjusted for non-cash items such as the non-cash loss on the debt conversion, depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, and gains on the disposition of fixed assets. In 2007, decreases in accounts receivable and other assets positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in time deposits, inventories, other assets, and decreases in accounts payable, accrued liabilities, deferred revenue, and other current liabilities. The decrease in accounts receivable resulted from the timing of customer payments and collection efforts. The increase in inventories was primarily the result of our purchase of raw materials and components for products we expect to ship in the future. Increases in accounts payable were the result of the timing of payments to our vendors. As described above, the increase in time deposits was the result of the standby letter of credit relating to the creditor of a subsidiary of Fiberxon. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
     Cash Flows Related to Investing Activities. Cash used in investing activities was $6.8 million for the nine months ended September 30, 2007, compared to cash used in investing activities totaling $38.5 million for the same period last year. Cash provided by investing activities for 2007 was primarily the result of $18.0 million in cash paid related to the Fiberxon acquisition net of cash acquired, purchases of short-term and long-term marketable securities, and capital expenditures offset by the sale or maturity of short-term marketable securities. As of September 30, 2007, we had no plans for major capital expenditures. For a discussion of the cash consideration for the acquisition of Fiberxon, which closed on July 1, 2007, see Note 7 of Notes to Financial Statements included elsewhere in this Report. Cash flows used in investing activities for the prior period was primarily from the purchase of short-term marketable securities and capital expenditures.
     Cash Flows Related to Financing Activities. Cash provided by financing activities was $4.4 million for the nine months ended September 30, 2007, as compared to cash flows provided by financing activities of $63.3 million for the same period last year. Cash provided by financing activities was primarily the result of borrowings on short-term debt and proceeds from the exercise of employee stock options, partially offset by payments on short-term obligations. Cash flows provided by financing activities for the prior period represent the net proceeds from the issuance of our common stock, the proceeds from the exercise of employee stock options, partially offset by the net cash payments on short-term borrowings.
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
Contractual Cash Obligations
     The following table illustrates our total contractual cash obligations as of September 30, 2007 (in thousands):

		Less than			After
Cash Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Short-term obligations (1)	$34,651	$34,561	$90	$—	$—
Deferred consideration payable	30,656	30,656	—	—	—
Unconditional purchase obligations	4,730	4,730	—	—	—
Operating leases	25,366	5,912	8,631	4,743	6,080

Total contractual cash obligations	$95,403	$75,859	$8,721	$4,743	$6,080

     Our total contractual cash obligations as of September 30, 2007, were $95.4 million, of which, $75.9 million are due by September 30, 2008. These total contractual cash obligations primarily consist of short-term and long-term obligations, operating leases for our equipment and facilities and unconditional purchase obligations for necessary raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this will continue to be the case.
     The table above does not reflect approximately $17.7 million of purchase consideration that we paid to the shareholders of Fiberxon upon closing of the Fiberxon acquisition on July 1, 2007 or the deferred consideration payment of approximately $31.5 million to be paid in cash and/or shares, or a combination thereof, that we are obligated to pay to the shareholders of Fiberxon within 18 months of the Financials Receipt Date, or sooner upon the occurrence of certain acceleration events. For further information on the Fiberxon acquisition, please see Note 2, “Acquisition” included in the “Notes to Financial Statements” appearing elsewhere in this Report.
     We believe that our cash on hand and cash flows from operations will be sufficient to fund our current operations, capital expenditures and product development and engineering requirements for at least the next 12 months.
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
Our Headquarters Are Located In Southern California, and Certain of Our Manufacturing Facilities Are Located In Southern California and Taiwan, Where Disasters May Occur That Could Disrupt Our Operations and Harm Our Business. Our corporate headquarters is located in the San Fernando Valley of Southern California and some of our manufacturing facilities are located in Southern California, Taiwan and China. Historically, these regions have been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economies and posed physical risks to our property and personnel.
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
Delaware Law and Our Ability to Issue Preferred Stock May Have Anti-Takeover Effects That Could Prevent a Change In Control, Which May Cause Our Stock Price to Decline. We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the manner prescribed under Section 203. These provisions of Delaware law also may discourage delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
     Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.
     Interest Rates. We are exposed to interest rate fluctuations on our investments, short-term borrowings and long-term obligations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of September 30, 2007, through a foreign office, we had one interest rate swap contract outstanding. The Company also had a second interest rate swap contract that matured during March 2007. The economic purpose of these interest rate swap contracts was to utilize them in an effort to protect our variable interest debt from significant interest rate fluctuations. Unrealized income on these interest rate swaps for the three and nine months ended September 30, 2007 were $183,000 and $321,000, respectively, and unrealized income on these interest rate swaps for the three and nine months ended September 30, 2006 were $50,000 and $133,000, respectively, which have been recorded in interest expense in the accompanying Statements of Operations.
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
     Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. denominated currencies is principally in the euro, the Swedish krona, the Swiss franc, the Chinese renminbi (RMB) and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. At September 30, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006.
     We incurred approximately 40% of our operating expenses in currencies other than the U.S. dollar during the nine months ended September 30, 2007. In general, these currencies were stronger against the U.S. dollar for the nine months ended September 30, 2007 compared to the same period last year. Therefore, revenues and expenses in these countries translated into more dollars than they would have in 2006. For the first nine months of 2007, we had approximately:
•	$20.2 million of operating expenses that were settled in the euro;

•	$9.8 million of operating expenses that were settled in Swiss francs;

•	$5.4 million of operating expenses that were settled in Swedish krona

•	$5.7 million of operating expenses that were settled in the Chinese RMB; and

•	$3.7 million of operating expenses settled in the Taiwan dollar.

     Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar for the first nine months of 2007, our costs would have increased approximately:
•	$2.0 million related to expenses settled in euros;

•	$977,000 related to expenses settled in Swiss francs;

•	$538,000 in expenses settled in Swedish kronas

•	$406,000 in expenses settled in the Chinese RMB; and

•	$371,000 in expenses settled in the Taiwan dollar.
     As of September 30, 2007, we held as part of our cash and cash equivalents $5.0 million of euros, $3.6 million of Swiss francs, $2.6 million of Swedish kronas, $5.5 million of Chinese RMB and $1.0 million of Taiwan dollars. If rates of these foreign currencies were to move higher or lower by some percentage, it would have an equal effect on the relative U.S. dollar value of the balances we hold.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to assure that information required to be disclosed by a public company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-Q, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In accordance with Frequently Asked Questions No. 3, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” of the Office of Chief Accountant of the SEC’s Division of Corporation Finance (revised Oct. 6, 2004), the scope of management’s evaluation excluded internal control over financial reporting for Fiberxon, which we acquired on July 1, 2007 and which represented approximately 17% of our consolidated net revenues and 33% of our consolidated net loss for the three months ended September 30, 2007 and approximately 36% of our consolidated total assets and liabilities as of September 30, 2007.

Changes in Internal Controls
     We are in the process of upgrading and replacing information systems used by two of our subsidiaries to accumulate, track and store financial and other data used in the preparation of their financial statements that are consolidated with our financial statements and the financial statements of our other subsidiaries. During the year ended December 31, 2006, one of these subsidiaries began to upgrade the software information system that it utilizes in all aspects of its operations in Taiwan. During the same period, the other subsidiary began to use the new system with respect to certain aspects of its U.S. operations that relate to fulfillment of orders from its U.S. customers with products manufactured by the other subsidiary in Taiwan or by third-party contract manufacturers in China, all of which ship directly to our subsidiary’s customers, a process called drop-shipping. While this new system was placed on line in the latter half of the quarter ended September 30, 2006, it was operated in parallel with our subsidiaries’ legacy systems which continued to provide the financial and other data that our subsidiaries used in preparing their financial statements for the nine months ended September 30, 2006. Our Taiwan subsidiaries began relying on the new information systems exclusively in the fourth quarter of 2006 and our U.S. subsidiary has begun using the new system in connection with its business activities in addition to those involving drop-shipping from Asian manufacturers from August 2007 onwards.
     As noted previously, we acquired Fiberxon on July 1, 2007. We consider the acquisition of Fiberxon a material change in our internal control over financial reporting. As a result of the circumstances and issues concerning the allegations of Fiberxon’s historical financial and accounting irregularities, we have added certain new management team members at Fiberxon. We also reviewed the controls and procedures in place, and as of September 30, 2007, we are not aware of any material weaknesses in Fiberxon’s internal control over financial reporting. As part of this assessment, we will be reviewing and conforming Fiberxon’s policies and procedures to world-wide standards we have established to maintain reliable accounting books and records, in conformity with accounting principles generally accepted in the United States and applicable local laws. Our world-wide standards also require Fiberxon to inform its auditors of any known material violations of such laws or regulations, and to make all financial records and related information available to its auditors.
     Except as described in the paragraphs above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Price of Our Shares May Continue to Be Highly Volatile; and the Negative Fallout from Our Acquisition of Fiberxon May Make Them More So.
     Historically, the market price of our shares has been extremely volatile. For example, on July 2, 2007, the day of our announcement of the completion of the Fiberxon acquisition, the market price of our common stock declined to $2.95 per share, or 9.2%, from the closing price of $3.25 per share on June 29, 2007, and further declined during the week of July 2, 2007 to close at $2.81 per share on July 6, 2007. The market price of our common stock is likely to continue to be highly volatile, affected by factors such as:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations or new product introductions by us or our competitors;

•	changes of estimates of our future operating results by securities analysts;

•	developments with respect to patents, copyrights or proprietary rights;

•	sales of substantial numbers of our shares by stockholders covered by our existing shelf registration statement; or

•	general market conditions and other factors.
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
Sales of Substantial Amounts of Our Shares By Selling Stockholders Could Cause the Market Price of Our Shares to Decline.
     Under our registration statement that the SEC declared effect in April 2006, selling stockholders are offering 19,858,156 shares of our common stock. This represents approximately 12.6% of the outstanding shares of our common stock on September 30, 2007.

     On August 10, 2007, we issued 11,900,000 shares of our common stock to Deutsche Bank in exchange for our outstanding 5% Convertible Notes issued in June 2003 and due in June 2008 (the “2003 Notes”). This represents approximately 7.3% of the outstanding shares of our common stock on September 30, 2007 and when added to the shares of our common stock registered with the SEC under our April 2006 registration statement mentioned above, totals 19.8% of our outstanding common stock on September 30, 2007. Although the shares issued in the Exchange were “restricted securities” within the meaning of Rule 144(a) because the Notes we exchanged for the Shares were restricted securities, Deutsche Bank’s holding period for the Shares is deemed to begin on the date the Notes were originally issued in June 2003 in accordance with Rule 144(d) under the Securities Act. Accordingly, any or all of the shares received by Deutsche Bank in the exchange for our 2003 Notes may be resold without registration or restriction in accordance with Rule 144(k) under the Securities Act of 1933 (the “Securities Act”).
     Under the Merger Agreement dated January 26, 2007 pursuant to which we acquired Fiberxon, as amended on June 26, 2007, we issued approximately 18.4 million shares of our common stock (excluding shares of our common stock underlying outstanding Fiberxon stock options that we assumed) to Fiberxon’s stockholders in partial consideration for our acquisition of Fiberxon on July 1, 2007. This represents approximately 11.6% of the outstanding shares of our common stock on September 30, 2007. In issuing and selling these shares, we relied upon the exemption from the registration provisions of the Securities Act provided by Section 3(a)(10) of the Securities Act. Although our shares were eligible for sale in the open market immediately following completion of the acquisition, the parties agreed that the transferability of the shares of our common stock issued in he acquisition to Fiberxon’s stockholders would be restricted during a period ending on the earlier of (a) three trading days following the date of our receipt of Fiberxon’s audited consolidated financial statements for the years ended December 31, 2004, 2005 and 2006 and (b) June 30, 2008. As we received the required financial statements on September 30, 2007, the restrictions on the transfer of our shares issued in the acquisition lapses on October 3, 2007 and the shares issued in the acquisition may thereafter be resold in the open market in accordance with the provisions of Rule 145 of the Securities Act.
     The shares issued to Fiberxon’s stockholders in that acquisition, when added to the shares offered by the selling stockholders under our 2006 registration statement and the shares we issued in August 2007 in exchange for our 2003 Notes, amount to an aggregate of approximately 31.5% of the outstanding shares of our common stock on September 30, 2007.
     Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.
     The information presented in this risk factor has been calculated assuming that none of the shares covered by our 2006 registration statement and those issued in exchange for our 2003 Notes have not yet been sold, which may not be the case.
We Are At Risk of Securities Class Action, Derivative and Other Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources.
     Securities class action and stockholder derivative litigation has often been brought against companies following periods of volatility in the market price of their securities or for perceived breaches of duties owing to the companies’ stockholders. Due to the volatility and potential volatility of our stock price generally, or as result of the consequences or potential consequences of our acquisition of Fiberxon, we may be the target of securities, derivative or other litigation in the future. Such litigation could result in substantial costs and divert management’s attention and resources.

If Our Cash Flow Significantly Deteriorates In the Future, Our Liquidity and Ability to Operate Our Business Could Be Adversely Affected.
     We incurred net losses in the years ended December 31, 2006, 2005 and 2004 and the nine months ended September 30, 2007 and 2006, and our combined cash and short-term investments declined in each of those periods except the year ended December 31, 2006 and the nine months ended September 30, 2006. Excluding the private placement of approximately 19.9 million shares of our common stock issued to a group of institutional investors in March 2006, which resulted in proceeds of $69.9 million, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities would have declined for the year ended December 31, 2006 and the nine months ended September 30, 2006. Although we generate cash from operations, we may continue to experience negative overall cash flow in future quarters. Moreover, we used approximately $17.7 million of our cash reserves as purchase consideration to the shareholders of Fiberxon upon closing of the Fiberxon acquisition on July 1, 2007. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow and, as discussed in the Risk Factors below, maybe hindered while we are ineligible to use Form S-3 to raise capital.
Our Gross Margin May Fluctuate from Period to Period and Our Gross Margins for Optical Components and/or Networking Equipment May Be Adversely Affected by a Number Of Factors.
     The following table sets forth, for the periods indicated, our gross margins from our two principal operating segments and for our company as a whole:

	Three months ended		Nine months ended		Year ended
	September 30		September 30,		December 31,
	2007	2006	2007	2006	2006	2005	2004

Networking group	30%	35%	32%	36%	35%	36%	38%
Optical components group	19%	21%	20%	20%	19%	11%	14%

Total	26%	32%	29%	32%	31%	32%	34%

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
We Face Risks from Our International Operations.
     International sales have become an increasingly important part of our operations. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006	2005	2004

Percentage of total revenue from foreign sales	69%	68%	69%	67%	67%	74%	77%

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
     We have offices in, and conduct a significant portion of our operations in and from Israel and in Taiwan. We expect to continue to use independent electronic contract manufacturers in the PRC. With our acquisition of Fiberxon on July 1 2007, our operations and manufacturing in mainland China has increased substantially. Our financial performance and success of our business are and will be influenced by the political and economic conditions affecting Israel and Taiwan and China and the heightening of tensions between them. Any major hostilities involving Israel or Taiwan and/or China, the interruption or curtailment of trade between Israel and its trading partners or a substantial downturn in the economic or financial condition of Israel could have a material adverse effect on our operations. Risks we face due to international sales and the use of overseas manufacturing include:
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
     Through one of our foreign subsidiaries, we have entered into interest rate swap contracts to hedge exposure to interest rate fluctuations. Unrealized gains on these interest rate swap contracts for the nine months ended September 30, 2007 and 2006 were approximately $183,000 and $167,000, respectively, and we could incur losses from these or other hedging activities in the future.
We Are Subject to A Number of Business Risks As A Consequence of Our Recent Acquisition of Fiberxon.
     On July 1, 2007, we acquired Fiberxon, which designs, manufacturing and markets high performance, cost effective and value-added modular optical link interfaces for optical communication systems, which, although headquartered in Santa Clara, California, USA, conducts its design and manufacturing activities at its facilities located in the PRC. Our future results of operations will be substantially influenced by the operations of Fiberxon’s legacy business, and, in addition to the risks associated with any acquisition such as those discussed immediately below, we are subject to a number of risks, uncertainties and challenges related specifically to the acquisition of Fiberxon, including:
•	integration and retention of Fiberxon’s key management, sales, research and development and other personnel and recruiting trained and experienced successor personnel in China, who are in much demand and limited supply, to fill vacancies in key positions;

•	incorporation of Fiberxon’s products and technology that we acquired as part of the acquisition with our products and technology;

•	coordinating Fiberxon’s manufacturing operations with ours;

•	integrating and supporting Fiberxon’s pre-existing supplier, distribution and customer relationships and coordinating sales and marketing efforts to communicate the capabilities of our combined company effectively;

•	consolidating duplicate facilities and functions, combining back office accounting, order processing and support functions and rationalizing information technology and operational infrastructures;

•	minimizing the diversion of attention by our management and that of Fiberxon from ongoing core business concerns and successfully returning managers to regular business responsibilities from their integration activities;

•	operating a much larger company with operations in China, where our senior management has no operational experience;

•	managing geographically dispersed operations and personnel with diverse cultural backgrounds and organizational structures and overcoming the potential incompatibility of business cultures and/or the loss of key Fiberxon personnel;

•	efficiently reducing the combined company’s sales and marketing and general and administrative expenses; including expected increases in professional advisor fees related to the new profile of our combined companies, without associated disruption of our combined businesses;

•	overcoming expected difficulties in financial forecasting due to our limited familiarity with Fiberxon’s operations, customers and markets or their impact on the overall results of operations of the combined company; and

•	maintaining the proper level of internal control over financial reporting in a foreign business environment in which we became aware of allegations of historical financial and accounting irregularities.
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
     If we fail to evaluate and execute acquisitions properly, our management team may be distracted or their attention diverted from our core businesses and their day-to-day operations, disrupting our business and adversely affecting our operating results. Our efforts to acquire Fiberxon has resulted in substantial expenses. Any efforts to pursue other acquisitions could result in substantial expenses and could adversely affect our operating results if those, if any, acquisitions are not successfully consummated.
We Expect That Our Future Operating Results May Be Subject to Volatility As A Result of Exposure to Foreign Exchange Risks, Particularly As A Result of the Addition of Fiberxon.
     We are exposed to foreign exchange risks, particularly so with our acquisition of Fiberxon. Foreign currency fluctuations between the Chinese RMB and the U.S. dollar may affect our total revenues going forward and, if present trends continue, are expected to impact adversely our costs and expenses and could significantly affect our operating results.
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
Our Business Requires Us to Attract and Retain Qualified Personnel.
     Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, which have resulted in substantial deferred stock expense and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affectedThe volatility or a lack of positive performance in our stock price may adversely affect our ability to recruit or retain key employees, most of whom have been granted stock options.
As We Were Unable to File an Amendment to Our Form 8-K Reporting the Completion of Our Acquisition of Fiberxon Containing Fiberxon’s Audited Consolidated Financial Statements and the Pro Forma Financial information Required by Item 9.01 of Form 8-K by September 14, 2007, We Were Late in Complying With Our Reporting Obligations Under the Exchange Act. Consequently, We Are ineligible to Use the SEC’s Short-Form Registration Statement to Raise Capital for 12 Months.
     On July 2, 2007, within the period required by SEC rules, we filed with the SEC a Current Report on Form 8-K reporting the completion of our acquisition of Fiberxon on July 1, 2007. In order to close the acquisition of Fiberxon on July 1, 2007, we, among other things, waived the condition precedent to the closing requiring that Fiberxon deliver to us its audited consolidated financial statements at, and for the years ended, December 31, 2004, 2005 and 2006. Under Item 9.01, of Form 8-K, we were required to include Fiberxon’s audited consolidated financial statements and pro forma financial information in the form and for the periods specified in Regulation S-X, the SEC’s regulation containing the rules governing the form and content of financial statements for public companies, in an amendment to that Form 8-K that was due by September 14, 2007 (71 days after the date that our initial Report on Form 8-K must be filed as a result of our acquisition of Fiberxon).
     For information regarding the circumstances and events leading to our decision to close the Fiberxon acquisition without having received its audited financial statement, see “Acquisition of Fiberxon, Inc.” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this Form 10-Q.

     Our inability to file the required financial statements and pro forma financial information by the September 14, 2007 deadline has rendered us ineligible for 12 months to use the SEC’s short-form registration statement on Form S-3 to register the issuance of our securities for any capital raising activities and that ineligibility may inhibit our ability to raise capital during that period. If we were able to raise capital during the period of our ineligibility to use Form S-3, the process of doing so will be more expense and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.
We Cannot Predict the Impact of a Review of Fiberxon’s Financial Statements and Pro Forma Financial information Relating to Acquisition of Fiberxon by the SEC’s Staff.
     As part of its normal reviews of periodic reports filed by public companies, the SEC’s staff in connection with its review of our Annual Report of Form 10-K for the year ended December 31, 2006 is reviewing Fiberxon’s financial statements and the pro forma financial information relating to our acquisition of Fiberxon that we filed with the SEC in our Form 8-K/A (Amendment No. 1) on October 1, 2007. This amendment amended our Form 8-K that we filed with the SEC on July 2, 2007 reporting our acquisition of Fiberxon.
     We have received comments from the SEC’s staff on the pro forma financial information included in our Form 8-K/A (Amendment No. 1) and are in the process of reviewing and analyzing these comments for the purpose of responding to them. We expect to submit our responses to the SEC’s comments after this Report on Form 10-Q is filed and further that we will be filing another amendment to our Form 8-K filed on July 2, 2007 that will include revised pro forma financial information relating to our acquisition of Fiberxon. Although we continue to believe that Fiberxon’s financial statements included in our Form 8-K/A (Amendment No. 1) were in compliance with all of the existing rules and related guidance as applicable to Fiberxon’s business at and for the periods presented, as part of the ongoing review and comment process, the SEC’s staff may still issue comments on Fiberxon’s financial statements included in that Report and as a result of that comment process may disagree with positions taken in connection with the preparation or presentation of Fiberxon’s financial statements or require revisions to them. We cannot predict the outcome of that process or its effect, if any, on the Fiberxon financial statements included in our Form 8-K/A (Amendment No. 1), any ripple effect on this Form 10-Q or our future SEC filings or on the prevailing market price of our shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Registrant incorporates hereby by reference the disclosure under Item 3.02 of its Form 8-K filed with the SEC on August 13, 2007.

ITEM 6. EXHIBITS
     (a) Exhibits

No.	Description

10.5	Securities Exchange Agreement dated August 10, 2007 between registrant and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2007)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

MRV COMMUNICATIONS, INC.
By:	/s/ Noam Lotan
Noam Lotan
President and Chief Executive Officer

By:	/s/ Guy Avidan
Guy Avidan
Acting Chief Financial Officer