Form 10-K
period 2007-12-31
MRV COMMUNICATIONS INC
filed 2008-03-17
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.0017 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No  ☑
     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934.
Yes ☐ No ☑
     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter — $409,592,963 (As of June 30, 2007).
     Number of shares of common stock, $0.0017 par value, outstanding as of March 6, 2008 – 157,115,981.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the Definitive Proxy Statement to be filed with the SEC within 120 days from MRV’s fiscal year end are incorporated by reference in Parts II and III of this report.

MRV Communications, Inc.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2007

FORWARD LOOKING STATEMENTS AND FACTORS THAT MIGHT AFFECT FUTURE RESULTS
          This Annual Report on Form 10-K for the year ended December 31, 2007, (Form 10-K) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of MRV Communications, Inc. (MRV). Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations or events. In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to MRV Communications, Inc. (MRV) or persons acting on our behalf are expressly qualified in their entirety by this introduction.
          In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by MRV or any other person that the objectives or plans of the company will be achieved or that any of MRV’s operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the “Risk Factors” section of this Form 10-K, beginning on page 13 or elsewhere in this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. MRV undertakes no obligation to amend this Report or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A. under Part II of Form 10-Q) to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents MRV files from time to time with the Securities and Exchange Commission, particularly MRV’s Quarterly Reports on Form 10-Q, and the cautionary statements contained in the press releases MRV makes from time-to-time when we provide forward-looking information.
INTRODUCTION
          Except where the context otherwise requires, for purposes of this Report:
•	“we,” “us,” “our company,” “our,” the “Company” and “MRV” refer to MRV Communications, Inc. and its consolidated subsidiaries;

•	“shares” or “common stock” refers to our Common Stock, $0.0017 par value;

•	“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan, Hong Kong and Macao;

•	“Taiwan” refers to the Republic of China;

•	“Fiberxon” refers to Fiberxon, Inc., a Delaware corporation, and its consolidated subsidiaries, which we acquired on July 1, 2007; and

•	all references to “Renminbi,” “RMB” or “Yuan” are to the legal currency of China.
 i

PART I
Item 1. Business.
Overview
          MRV Communications is a supplier of communications equipment and services to carriers, governments and enterprise customers, worldwide. We are also a supplier of optical components, primarily through our wholly owned subsidiaries: Source Photonics and Fiberxon. Today’s telecommunication networks are evolving to support growing network traffic due to the demand for high-bandwidth applications such as Internet Protocol television, or IPTV, streaming video, Voice over Internet Protocol, or VoIP, services, peer-to-peer networking, and content-rich websites. Service providers are attempting to differentiate their service offerings from their competitors and expect to generate additional revenue from the provision of many of these services. The growth in these applications and services is driving the need for additional bandwidth capacity in many portions of service providers’ networks. To meet this demand for additional capacity, telecommunication service providers are upgrading their networks with new optical communication systems and products. Our products enable telecommunication service providers to transition their infrastructure and provide high-bandwidth video, voice and data services.
          We conduct our business along three principal segments: (1) the network equipment group, (2) the network integration group and (3) the optical components group. Our network equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. These products include switches, routers, physical layer products and console management products as well as specialized networking products for aerospace and defense applications.
          Our network integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. We provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the network equipment group. In countries where the network integration group operates, we have greater market reach and higher profit margins on the sale of products produced by our network equipment business.
          Our optical components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. In particular, Source Photonics is the leading provider of optical subsystems used in fiber-to-the-premises deployments which many telecommunications service providers are using to deliver video, voice and data services.
          We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators.
          In July 2007, we completed our acquisition of Fiberxon, a PRC-based supplier of transceivers for applications in metropolitan networks, access networks and passive optical networks for approximately $131 million in cash and stock. Fiberxon is part of the Optical Components group, and their results of operations are included in our Consolidated Financial Statements from July 1, 2007. The acquisition of Fiberxon is discussed further in Note 18 to Financial Statements.

          We were organized in July 1988 as MRV Technologies, Inc., a California corporation and reincorporated in Delaware in April 1992, at which time we changed our name to MRV Communications, Inc.
Industry Background
          Building upon our rich, 20 year history of optical innovation and our 10 years of experience in carrier-class Metro Ethernet, we are ready to participate in the next phase of Ethernet services growth. Ethernet is the predominant technology in Local Area Networks (LANs). The term Metro Ethernet refers to a network based on the Ethernet standard which covers a metropolitan area. Metro Ethernet is a common way for carriers to connect subscribers and businesses to the Internet. Ethernet networks are chosen by carriers because they have a lower cost of deployment and offer high bandwidth with solid reliability. In addition, it can easily be connected to customer networks because Ethernet is the predominate corporate LAN and residential network technology. We believe the growth of Metro Ethernet in particular, and the demand for our optical products in general, will be vigorous and healthy, fueled by the ever-increasing demand for more bandwidth capacity and higher connection speeds.
          Demand for additional bandwidth continues to increase as data intensive applications running over service provider networks require more network capacity. Residential consumers, an emerging driver of demand for additional bandwidth, are increasingly using data intensive computer applications such as interactive gaming and user-generated content such peer-to-peer file sharing, in addition to other bandwidth intensive applications, such as video downloads. Business demand is also growing due to the increase in applications and data shared across the enterprise and the growing adoption of software-as-a-service and IP-based voice and video communications such as video conferencing and VoIP services. The importance of faster Internet connections is growing with high-bandwidth applications such as video downloading. A market research firm (ComScore, Inc.) recently reported that a record 10 billion videos were viewed online in December 2007. Industry analysts also project that by 2015, US Internet traffic will increase 50-100 fold. This will require $100 billion in new Internet infrastructure in the US alone, over the next five years. For carriers, delivering digital content services over networks that were designed for voice is a challenge.
          Although traditional telephony providers continue to generate a majority of their revenues from voice service offerings, there are significant competitive pressures and price erosion in this core business. In particular, these providers are experiencing substantial competition from cable multiple system operators, or MSOs, who own and operate hybrid fiber coaxial, or HFC, networks. These MSOs now offer customers voice services as a competitive alternative to traditional telephony providers. Traditional telephony providers are trying to better compete with cable MSOs and to offset the decline in voice revenues by increasing the number of services that they can offer through their networks, such as video and other bandwidth intensive data applications. In addition, emerging carriers, both regional and those who are trying to build a national footprint, are offering advanced services based on new, more advanced network infrastructure. For example, in September 2006, Verizon announced plans to spend $18.0 billion in net capital by 2010 to expand its fiber-optic network infrastructure to over 18 million premises.
          To offer new services, service providers are investing in two primary areas. First, they are investing in their access networks to increase the bandwidth capacity between the service provider’s central office and individual consumers. To accomplish this, many service providers are building high-capacity optical networks either closer to, or directly into, consumers’ homes and business customers. These access networks have the ability to deliver a range of advanced services, such as on-demand high-definition television, or HDTV, and high-bandwidth Internet services.

          Second, service providers are investing significantly in their metro optical networks, not only to increase data capacity, but also to enhance the intelligence and flexibility embedded in metro networks. This allows the service providers to maximize network utilization even as user needs and service offerings change over time. According to Infonetics Research, a market research firm, sales of metro wavelength division multiplexing, or WDM, optical equipment are expected to grow from $2.1 billion in 2006 to $3.5 billion in 2010, which represents a 14% cumulative average growth rate. WDM is using multiple optical wavelength channels on the same fiber to offer the increased data capacity. The WDM multi-channel architecture supports the flexibility to manage, upgrade, and enhance the network on a per-channel basis as requirements change.
          According to Infonetics, the carrier market for Ethernet services will reach $25 billion by 2011, up from $9.6 billion in 2006. In summary, the communications equipment and optical components industries remain extremely competitive and in order to effectively compete, both equipment and optical component vendors must be able to offer:
•	Innovative technology which provides industry-leading performance;

•	Flexibility to design products quickly to meet the needs of a particular application;

•	Strong customer support throughout the product lifecycle; and

•	Cost-effective products which allow the overall system to be economical to service providers and end users.
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
          Cable Operators/Multiple System Operators. Our customers include leading cable and multiple system operators in the U.S. and internationally. These MSO customers rely upon us for carrier-grade, optical Ethernet transport and switching equipment. Our networking products allow our cable operator customers to integrate voice, video and data applications over a converged Internet Protocal, or IP, infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, voice over IP, video on demand, broadband data services and services for enterprises.

          Enterprise. Our enterprise customers include small to large commercial organizations from every industry with computer technology requirements, including end users in the healthcare, financial, retail, industrial, and technology industries, as well as schools and universities. We offer equipment and services focused on key enterprise applications including data center connectivity, wide area network consolidation, and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using private fiber infrastructure or over external service provider networks. We also enable our enterprise customers to meet increasing demand for high availability, globalization, and the spread of Information Technology (IT) to distributed branches, by preventing unexpected downtime and ensuring the safety, security and availability of their IT infrastructure.
          Government. Our government customers include federal, state and local agencies in the U.S. and abroad. Our customers also include domestic and international defense agencies, public administrations and municipalities. We also offer networking products specifically designed for aerospace and defense networks, which enable these customers to apply real-time data acquisition and allow high-speed, transaction processing for flight test validation and simulation systems. These products also allow these customers to provide in-flight parameter recording systems in military and commercial aircrafts.
Products and Services
          We provide integrated, secure network equipment and services that connect data, voice and/or video (both analog and digital), within single buildings, across private networks located in multiple buildings such as college or campus environments (campus area networks or campus networks) and in metropolitan areas (metro networks). Our products and services include:
•	Optical transport products

•	Metro Ethernet products

•	Out-of-band networking products

•	Fiber optic components and subsystems

•	Networking integration and services

•	Other networking products
          Optical Transport Products. Optical Transport refers to the transmission of data signals, through a fiber optic cable, as light pulses, driven by either a laser or light emitting diode. Carriers, enterprise customers, utilities, municipalities, transportation companies and government networks typically deploy fiber optic networks in buildings, campuses, metropolitan, regional and national networks. Optical transport networks provide the ability to transport and manage data, voice, and video traffic over fiber optic cables. These networks provide efficient fiber optimization, redundancy, distance extension, media conversion and security. One of the more common techniques utilized for fiber optimization is WDM. In WDM, each signal, or channel, is carried over a different wavelength (color). The different wavelengths are then combined, or multiplexed, and pass through a single optical fiber. On the other end, the signals are separated by wavelength. Included in the optical transport networking products we offer are those we brand under our LambdaDriver product family and our Fiber Driver product family.

•	The LambdaDriver product family consists of multifuntional, compact and modular WDM systems designed for campus, metropolitan and regional fiber optic networks. The LambdaDriver Series has the ability to carry over 160 wavelengths to distances of hundreds of miles in different network topologies such as ring, star, point-to-point, add / drop configurations and mesh networks. The systems use a modular architecture comprising of three different chassis: LD 400, LD 800 and LD 1600 and a variety of plug-in modules supporting multiple data, voice and video protocols, up to speeds of 10Gbps, per channel. The advantage of a modular architecture is that product engineering efforts can be leveraged over hundreds of possible configurations to meet the specific demands of a customer without the unwanted expense of extra functionality.

•	The Fiber Driver Series provides a full range of solutions for media conversion, signal restoration, distance boosting and fiber optimization, including WDM capabilities. The Fiber Driver Series includes over a hundred modules providing a managed fiber infrastructure for virtually every protocol used in networking today. The principal functions of the Fiber Driver series are: media conversion (i.e., from copper to fiber), wavelength conversion, distance extension and fiber optimization. Like the Lambda Driver series, the Fiber Driver product line consists of a modular architecture comprising multiple chassis, from a single slot up to 16 slots, with plug-in modules and several management options.
          Metro Ethernet Products. Today’s telecommunication networks continuously evolve to support growing network traffic due to the demand for high-bandwidth applications such as IPTV, streaming video, VoIP, peer-to-peer networking, and content-rich websites. Wireline carriers, wireless operators, and Cable TV operators (MSO) provide network connectivity services to their residential or enterprise end-user customers. These service providers are attempting to differentiate their service offerings from their competitors and expect to generate additional revenue from the provision of many of these services. However, the growth in these applications and services is driving the need for additional bandwidth capacity in many portions of service providers’ networks. To meet this demand for additional capacity, telecommunication service providers are upgrading their networks with new optical and Metro Ethernet communication systems. Our Metro Ethernet products enable telecommunication service providers to transition their infrastructure and provide high-bandwidth video, voice and data services at a reasonable cost. Specifically, our OptiSwitch product line provides network access, transport and aggregation from the end user customer to the provider’s point-of-presence and further upstream, towards the core of the network. By providing reliable, high-bandwidth connectivity with end-to-end traffic management, the OptiSwitch family enables premium revenue generation services, based on specific Service Level Agreements, or SLAs. The OptiSwitch product family consists of two main lines – the OptiSwitch 900 series and the OptiSwitch 9000 series.
•	The Optiswitch 900 is a compact piece of equipment that carriers purchase and place at the demarcation point of their Ethernet network (i.e., the point at which their network connects to their customer’s network), which enables traffic management and end-to-end control to meet service level standards.

•	The OptiSwitch 9000 series is a carrier-class Ethernet IP optical switch for Metro Ethernet aggregation services that supports MultiProtocol Label Switching (MPLS). MPLS is a routing method whereby a small label containing routing instructions is attached in the packet header of the first packet of a datastream, and the switches in the core read only the label, allowing for much faster switching. Carriers purchase this product to install in their central offices, street cabinets, or in Multi-Tenant Units. The OptiSwitch 9000 offers a wide range of aggregation models with optical modularity, including built-in WDM capability. The OptiSwitch 9000 enables a full suite of carrier-grade Ethernet services with high-availability, managed quality of services, security and end-to-end Operation, Administration, and Maintenance (OAM) support. The products are fully interoperable with other leading network equipment vendors and are certified to key industry standards such as the Metro Ethernet Forum (MEF), the IETF and the International Telecommunications Union, or ITU.

          Out-of-Band Networking Products. Out-of-Band-Networks provide secure, remote service port access, remote power management and environmental monitoring to devices in networks and in networks infrastructure, such as data centers and test labs. Secure, remote access nearly eliminates the need for physical presence to correct problems or manage everyday operations. Normally, a network device such as a server is connected and managed through switches and routers in an organization’s production network. But when the server becomes disconnected due to an error, it frequently requires physical presence to restore it to normal operation. This can be eliminated by using an Out-of-Band-Network to remotely power cycle the server and manage it back into the production network. Access to the Out-of-Band-Network itself can be through the production network or through a separate modem. Using an Out-of-Band-Network can cut cost, increase security, lower risks and, in many cases, increase service levels. MRV offers the following Out-of-Band-Network solutions:
•	Console servers. The LX series of secure console servers provides secure serial port access from 1 to 48 ports with rich graphical interface, automated event notification and industry standard command line interface. The LX series is certified to the highest US and Canadian government security and encryption standard – the Federal Information Processing Standard (FIPS) 140 -2.

•	Power management. The 5250 / 4800 power control series provides remote power management, usage monitoring, and automated trigger action.

•	Sensor networking. The 7204 / 7304 sensor managers extend the LX to allow it to support up to 128 sensor points that connect through both analog input or dry contact input. Our out-of-band networking products include NEBS (Network Equipment Building Standards)-compliant and certified console/terminal servers, power control devices, programmable digital patch panels, sensor networking, FIPS 140-2 security, features to address heightened requirements for physical security and safety and graphical user interface (GUI) to simplify management of the out-of-band network equipment and connected devices. FIPS 140-2 is a standard that describes U.S. Federal government requirements that IT products should meet for Sensitive, but Unclassified (SBU) use.
          Fiber Optic Components and Subsystems. Our Optical Components Group, which consists primarily of our wholly owned subsidiaries Source Photonics and Fiberxon, manufactures optical transceivers for fiber-to-the-home, metropolitan and access network applications. We offer a broad product line of transceivers in a variety of packaging configurations which have applications primarily in metro and access networks. Our products work across a variety of networking environments with a wide range of bandwidth and reach specifications.
          We classify our Optical Components products in two groups: PON Solutions and Metro and Access Transceivers. We are one of the largest global providers of optical components and subsystem products used in Fiber-to-the-Premises (FTTP) passive optical networks, or PONs, used to deliver advanced broadband video, voice and data services to service providers’ customer premises. A PON system is based on a single head-end optical line terminal at the central office of a telecommunication service provider. Optical line terminals transmit and receive information to and from multiple customer-side optical network terminals sharing the same fiber optic PON network. Our PON solutions are subsystems which perform the core transmit and receive functions of the overall optical line terminal and optical network terminals systems.
          There are three primary standards for PON networks. These standards have been developed by organizations such as the International Telecommunications Union, or ITU, and the Institute of Electrical and Electronics Engineers, or IEEE, in conjunction with service providers and vendors of optical communication systems. We offer products which address all three of these standards:
•	BPON. Broadband PON, or BPON, was the first PON technology to be deployed in volume by service providers. BPON is based on the ITU-T G.983 standard. We were the first vendor to develop and introduce BPON ONT triplexers, and we believe that we have achieved over 90% market share in North American BPON ONT deployments.

•	GPON. Gigabit PON, or GPON, is the second-generation standard for PON, which is based on the ITU-T G.984 standard. Relative to BPON, GPON provides four times greater downstream bandwidth as well as enhanced features. Service providers are expected to migrate the technology they are deploying from BPON to GPON over the next couple of years. We were the first to market with GPON triplexers and are using our leadership and experienced manufacturing platform in BPON technology to build a strong position in GPON. Besides being first to market with the GPON triplexer product, we are the first vendor to introduce a fully standards compliant GPON OLT transceiver.

•	EPON. Ethernet PON, or EPON, is an alternative standard for deploying PON networks. It is based on standards adopted by the IEEE 802.3 working group that develops standards for Ethernet-based networks. Several service providers, particularly in Asia, have decided to use EPON rather than BPON or GPON as the basis for their networks. We believe that technology and products developed by Fiberxon have secured us a position among the market leaders in the EPON market.
          We offer a broad range of Metro and Access Transceivers used in both telecommunication systems and data communication networks. The product line covers the requirements of key industry standards, such as SONET, Ethernet, and Fibre Channel. We also offer products that are not based on standards, for specific market segments or customer-specific requirements. Our product line includes coarse wavelength division multiplexing, or CWDM, and dense wavelength division multiplexing, or DWDM, interfaces, primarily in pluggable versions. The pluggable version offers system vendors and service providers benefits in the areas of time-to-market, inventory management and ease of configurability. These benefits are particularly significant for DWDM and contribute to the general market trend towards pluggable interfaces.
          With the introduction of our XFP and SFP+ form factor transceivers, MRV addresses the 10 gigabit per second market segment. We believe that system manufacturers and service providers increasingly will adopt these pluggable form factors in their optical systems. We are investing heavily in development of next-generation XFP products and we expect to introduce several additional XFP-based products over the next few years. The SFP+ form factor is targeted for another 10 gigabit per second product segment, and is expected to find wide use in enterprise and data communication networks. It is smaller than the XFP form factor, allowing for higher port density. We have introduced first-generation short-reach products in this form factor and are developing additional interfaces to cover all the anticipated market requirements for SFP+.
          Also included in the product line is a broad range of single-fiber transceivers. Applications include Enterprise networks and Active Ethernet FTTH deployments. The market for single-fiber point-to-point transceivers is expected to experience substantial growth over the next several years. The growth is anticipated in both FTTx applications as well as in enterprise and access networks.
          We are continuing to develop innovative transceiver products and are focusing significant effort in developing our 10 gigabit pluggable portfolio including 10 gigabit small form-factor pluggable, or XFP, and small form-factor pluggable plus, or SFP+, products. SFP+ products offer the same throughput as an XFP module, but are approximately half the size and consume approximately one third of the power. In addition, our product line offers solutions for a variety of SONET, Ethernet and Fibre Channel applications. These broad product offerings allow us to satisfy a wide array of customer demands, which is increasingly important as our customers attempt to reduce the number of suppliers with which they directly work.

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
          Other Networking Products. We provide networking products for aerospace, defense and other applications such as voice and cellular communication. Our aerospace and defense network products apply real-time data acquisition technology allowing high-speed transaction processing for flight test validation and simulation systems. These products provide in-flight parameter recording systems in military and commercial aircraft. In addition, we provide:
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
Worldwide Sales and Marketing
          We employ various methods, such as public relations, advertising, and trade shows in an effort to build awareness of our products and to establish our brand name, MRV. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities concentrated around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media, and attendance at various trade shows throughout the year, both in the United States and internationally.
          Our worldwide sales and marketing organization, at December 31, 2007, consisted of approximately 350 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries and sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. We conduct international operations in branch offices located in: Argentina, Belgium, Brazil, China, Denmark, Finland, France, Germany, Hungary, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.
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

          For the year ended December 31, 2006, one customer, Tellabs Inc. an original equipment manufacturer for Verizon Communications, Inc., accounted for 13% of revenues. For the years ended 2007 and 2005, no single customer accounted for 10% or more of revenues. As of December 31, 2007 and 2006, no single customer accounted for 10% or more of accounts receivable.
Competition
          The communications equipment and optical component industries are intensely competitive. We compete directly with a number of established and emerging networking and optical components companies.
          Our direct competitors in networking products, switches and routers generally include: ADVA Optical Networks, Alcatel-Lucent, Allied Telesyn, Avocent, Ciena, Cisco Systems, Extreme Networks, Foundry Networks, Nortel Networks and Raritan. Our competitors in fiber optic components include: Delta Electronics, Inc., EMCORE Corporation, ExceLight Communications, Inc., Finisar Corporation, JDS Uniphase Corporation, Ligent Photonics, Inc., NEC Corporation, NeoPhotonics Corporation, Nokia Siemens, Oplink Communications, Inc., Opnext Inc., Optium Corporation and Wuhan Telecommunication Devices Co., Ltd. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do. Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.
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
          The following table sets forth, for the periods indicated, product development and engineering expenses by our principal segments and in total (in thousands):

For the year ended December 31:	2007	2006	2005

Network equipment group (1)	$19,670	$18,257	$17,402
Network integration group (2)	—	—	—
Optical components group (3)	11,825	8,233	7,040
All others (2)	1,169	1,221	1,257
Corporate unallocated (4)	292	476	352

Total	$32,956	$28,187	$26,051

(1)	Includes share-based compensation expense of $429,000 in 2007 and $441,000 in 2006. We adopted SFAS 123(R) on January 1, 2006, which requires the recognition of share-based compensation expense. Accordingly, no share-based compensation expense was recognized in 2005.

(2)	No share-based compensation expense was recognized in 2007, 2006 or 2005.

(3)	Includes share-based compensation expense of $439,000 in 2007 and $307,000 in 2006. Prior to SFAS 123(R) adoption, no share-based compensation expense was recognized in 2005.

(4)	Includes share-based compensation expense of $17,000 in 2007 and $27,000 in 2006. Prior to SFAS 123(R) adoption, no share-based compensation expense was recognized in 2005.
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
          In our Optical Components group, we have invested significantly in our low-cost, vertically-integrated manufacturing model, which we believe provides us an important competitive advantage. We employ both in-house internal manufacturing as well as contract manufacturers, primarily in China. We have three primary in-house manufacturing locations: Chengdu and Shenzhen in the PRC, and Hsinchu, Taiwan. Our facility in Hsinchu, Taiwan is primarily used for manufacturing of optical laser and receiver chips and assemblies. The assemblies use our internally designed and manufactured optoelectronic chips packaged into hermetically sealed packages. Our factory in Shenzhen is primarily used for precision assembly of the optical laser and receiver assemblies into optical components, often referred to as Optical Sub Assemblies (OSAs). Finally, our Chengdu facilities integrate the OSAs with advanced electronics, and test to create optical transceivers. For each of these in-house facilities we have parallel contract manufacturers in China manufacturing such products on our behalf.
          For our transceiver products we maintain full control over the manufacturing technology, equipment and processes that the contract manufacturers use to build the products. Our design process seeks to optimize our products for high volume manufacturability for optimal cost, performance, and reliability. A significant amount of our research and product development expense is dedicated to development of our manufacturing infrastructure to enable us to handle increasingly complex products in a high volume environment. We also utilize advanced planning techniques across our extended global supply-chain that electronically optimizes our purchasing of material as well as factory resource utilization both at our in-house facilities and at our contract manufacturers. We intend to significantly expand and consolidate our manufacturing capacity in Chengdu, China during the next fiscal year. The consolidation of our manufacturing operations into a single, expanded in-house facility is intended to reduce cost, simplify operations and supply chain management, as well as to assure optimum utilization of the extended engineering team.

          We source the materials for our manufacturing operations from multiple suppliers, but the number of suppliers qualified by any particular customer is usually limited. Our customers generally restrict our ability to change the component parts in our modules without their approval, which for less critical components may require as little as a specification comparison and for more critical components, such as lasers, photodetectors, and key integrated circuits, as much as repeating the entire qualification process. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. Thus, when we have qualified only a sole source or limited number of suppliers for a key component for a particular customer’s order, any disruption in that supplier’s ability to deliver such components can create costly delays in the manufacturing process.
          Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.
Components
          We utilize a wide variety of components, supplies and products from a substantial number of vendors around the world. Certain of our products rely on a single or limited number of suppliers, although we seek to locate alternative sources if the need arises. The failure of delivery by our vendors in a timely manner of critical components could adversely affect our business. For a discussion of the risks associated with suppliers, please see the portion of this Form 10-K entitled “Risk Factors,” including but not limited to the risk factor entitled, “There is a limited number of potential source suppliers for certain components.”
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
Employees
          As of December 31, 2007 and 2006, we employed approximately 2,443 and 1,450 full-time employees, respectively. Of these 2,443 employees, approximately 1,308 are in manufacturing, 483 in product development and engineering and 652 in sales, marketing and general administration. Approximately 2,060 employees are in locations outside the United States. Except for employees of Fiberxon’s subsidiaries in China, none of our employees are represented by a union or governed by a collective bargaining agreement. Fiberxon’s subsidiaries in China have entered into collective agreements with their respective trade unions. The collective agreements usually set out the minimum standard for the wages, working hours and other benefits of these workers. The current collective agreements between our subsidiaries and its trade union will expire on December 31, 2008 and we expect that each will be renewed on an annual basis thereafter.
          We believe our employee relationships are satisfactory. We also believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. The risks associated with dependence on qualified personnel are more fully discussed in the “Risk Factors” section contained in Item 1A. of this Form 10-K.

Item 1A. Risk Factors.
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
Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of our future performance. Our operating results could fluctuate significantly from quarter to quarter and year to year.
          Our operating results for a particular quarter are difficult to predict. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as:
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
Our gross margins may fluctuate from period to period and our gross margins for optical components and/or networking equipment may be adversely affected by a number of factors.
The following table sets forth, for the periods indicated, gross margins from our three principal operating segments and for our company as a whole:

Years ended December 31:	2007	2006	2005

Network equipment group	50%	52%	53%
Network integration group	23%	25%	25%
Optical components group	19%	19%	11%

Total	29%	31%	32%

          Our gross margins also fluctuate from quarter to quarter within a year. Yearly and quarterly fluctuations in our margins have been affected, often adversely, and may continue to be affected, by numerous factors, including:
•	increased price competition, including competition from low-cost producers in Asia;

•	price reductions that we make, such as marketing decisions that we have made in the past to reduce the price for our optical components to certain customers in an effort to secure long-term leadership in the market for FTTP components;

•	decreases in average selling prices of our products which, in addition to competitive factors and pressures from, or accommodations made to, significant customers, result from factors such as overcapacity and market conditions, the introduction of new and more technologically advanced products in the case of optical components and excess inventories, increased sales discounts and new product introductions;

•	the mix in any period or year of higher and lower margin products and services;

•	sales volume during a particular period or year;

•	charges for excess or obsolete inventory;

•	changes in the prices or the availability of components needed to manufacture our products;

•	the relative success of our efforts to reduce product manufacturing costs, such as the transition of our optical component manufacturing to our Taiwan facility, to low-cost third party manufacturers in China, or in the future, to our planned consolidated optical components manufacturing facility in Chengdu, China;

•	our introduction of new products, with initial sales at relatively small volumes with resulting higher production costs; and

•	increased warranty or repair costs.
          We expect gross margins generally and for specific products to continue to fluctuate from quarter to quarter and year to year.
Competition in the network infrastructure and optical components markets is ever increasing, which could reduce our revenue and gross margins or cause us to lose market share.
          The communications equipment and optical component industries are intensely competitive. We compete directly with a number of established and emerging networking and optical components companies.
          Our direct competitors in networking products, switches and routers generally include: ADVA Optical Networks, Alcatel-Lucent, Allied Telesyn, Avocent, Ciena, Cisco Systems, Extreme Networks, Foundry Networks, Nortel Networks and Raritan. Our competitors in fiber optic components include: Delta Electronics, Inc., EMCORE Corporation, ExceLight Communications, Inc., Finisar Corporation, JDS Uniphase Corporation, Ligent Photonics, Inc., NEC Corporation, NeoPhotonics Corporation, Nokia Siemens, Oplink Communications, Inc., Opnext Inc., Optium Corporation and Wuhan Telecommunication Devices Co., Ltd. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do. Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide.
          Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we have. Several of our competitors in our markets have recently introduced or announced their intentions to introduce new competitive products. Many of our larger competitors in the networking infrastructure market offer customers broader product lines, which provide a more comprehensive networking solution than we provide.
          As a result, many of our competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations, substantially larger cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.
          Many of our competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share.
          Additional competitors may enter the market, and we are likely to compete with new companies in the future. Companies competing with us may introduce products that are more competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented, and may be able to react more quickly to changing customer requirements and expectations. There is also the risk that other network system vendors may enter or re-enter the subsystem market and begin to manufacture in-house the optical and networking subsystems incorporated into their network systems. We also expect to encounter potential customers that, because of existing relationships with our competitors, are committed to the products offered by these competitors.
          As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins or loss of market share in our markets.
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
Our products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which may cause us to incur significant costs, divert our attention from product development efforts or damage our reputation and cause us to lose customers.
          Our products are complex and undergo internal quality testing and qualification as well as formal qualification by our customers. However, defects may be found from time to time. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, including among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty period has expired or for problems not covered by warranty in order to maintain customer relationships. Although we have limited by contract the types of damages customers may seek in conjunction with a warranty claim, Fiberxon did not do so and as a result we currently bear increased exposure to damages upon claims related to historical Fiberxon products. We believe that our warranty reserves adequately address our potential exposure to liability for warranty claims. Our warranty reserves are based on historical return rates, our average material costs incurred to repair items, including labor costs, and, with respect to Fiberxon, the lack of contractual limitations on such claims in some instances. The warranty reserves are evaluated and adjusted based on updated experience.
          In addition, our optical component products and certain of our data networking products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, cause significant customer relation problems or loss of customers and harm our reputation and brand, any of which could materially and adversely affect our business.
The long and uncertain sales cycles for our products may cause revenues and operating results to vary from quarter to quarter, which could cause volatility in our stock price.
          The timing of our sales is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to life-time and reliability testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and product development expenses to customize our products to the customer’s needs. We may also expend significant management effort, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Moreover, after acceptance of orders, our customers often change the scheduled delivery dates of their orders. Because of the evolving nature of the optical networking and networking infrastructure markets, we cannot predict the length of these sales, or the development or delivery cycles. As a result, fluctuations in our sales cycles may cause our revenue and operating results to vary significantly and unexpectedly from quarter-to-quarter, which could cause volatility in our stock price.
Our customers may adopt alternate technologies for which we do not produce products or for which our products are not adaptable.
          The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may minimize the demand for our existing products or render them obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products that address such changes in technology and standards and respond to our customers’ potential desire to adopt such technologies in place of those supported by our current product offerings. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. Further, the development cycle for products integrating new technologies or technologies with which we are not as familiar may be longer and more costly than our current product development process. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, and the new products may not be successfully commercialized. These costs and delays may prevent us from being able to establish a market position with respect to such new technologies and industry standards or be as responsive as we would like to be in meeting our customers’ demands for such products, thus adversely affecting our results of operations and our customer relationships.
If our customers do not qualify our products or if their customers do not qualify their products, our results of operations may suffer.
          Some of our customers purchase our products prior to qualification and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, cancellation or modification could have a negative effect on our results of operations.
          If network service providers that purchase equipment or systems from our customers fail to qualify or delay qualifications of our customers’ equipment or systems that contain our products, our business could be harmed. Qualification and field-testing of our customers’ systems by network service providers is long and unpredictable. This process is not under the control of our company or our customers, and, as a result, timing of our sales is unpredictable. Any unanticipated delay in qualification of one of our customers’ network systems could result in the delay or cancellation of orders from our customers for components and systems included in the applicable network system and could harm our results of operations.
Our customers may elect to in-source production of certain components they traditionally have purchased from us, resulting in decreases in our revenue.
          Our revenue may decrease if certain of our direct and indirect significant customers, such as Tellabs and Verizon, respectively, or a substantial number of our customers overall chose to in-source production of the various types of components they currently purchase from us. If we cannot find alternate customers to purchase such components going forward, we may suffer not only a reduction in revenue, but may also have excess capacity in our production facilities and underutilized employees, undermining the overall efficiency and productivity of our operations.
We do not have long-term volume purchase contracts with our customers, so our customers may increase, decrease, cancel or delay their buying levels at any time with minimal advance notice to us, which may significantly harm our business.
          Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products beyond firm purchase orders. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short- and long-term financial and operating goals. In the past, during periods of severe market downturns, certain of our largest customers canceled significant orders with us and with our competitors, which resulted in losses of sales and excess and obsolete inventory, that led to inventory and asset disposals throughout the industry. Similarly, decreases or deferrals of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if they are not anticipated.

We may suffer losses as a result of entering into fixed price contracts.
          From time to time we enter into contracts with certain customers in which the price we charge for particular products is fixed. Although our estimated production costs for these products is used to compute the fixed price for sale, if our actual production cost exceeds the estimated production cost because of our inability to obtain needed components timely, or at all, or for other reasons, we may incur a loss on the sale. Sales of material amounts of products on a fixed price basis, for which we have not accurately forecasted the production costs, could have a material adverse affect on our results of operations.
One customer accounted for a substantial portion of our sales during the years ended December 31, 2007 and 2006, increasing both our dependence on a single revenue source and the risk that our operations will suffer materially if the customer stopped ordering from us or substantially reduced its business with us. The evident trend of consolidations in our markets could make us dependent on a smaller number of customers or force us to compete with even larger competitors.
          Until 2006, no customer accounted for 10 percent or more of our revenue and accordingly we were not dependent on any single customer. For the year ended December 31, 2007, no customer accounted for 10 percent or more of our revenue. For the year ended December 31, 2006, we had one customer, Tellabs, Inc., an original equipment manufacturer for Verizon Communications, Inc., which accounted for 13% of our total revenues. Although not amounting to 10% or more of our total revenues during 2007, Tellabs accounted for a substantial portion of those revenues. Among other projects, Tellabs supplies Verizon for its large-scale deployment of fiber optic technology to individual homes and businesses to replace copper wire. Called fiber-to-the-premise, or FTTP, the technology provides the bandwidth and speed to make available an array of services that Verizon markets under the brand name “FiOS.”
          While our financial performance for 2007 and 2006 benefited from substantial sales to Tellabs, because of the magnitude of sales to that customer, our results would suffer if we were to lose their business. Additionally, if Tellabs made a substantial reduction in orders, or Verizon switched OEMs to a company that was not our customer, our results of operations would suffer unless we were able to replace the customer or orders with one or more customers of comparable size. Our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.
          The markets for network infrastructure fiber optic products, which constitute our customer base and competition, are each dominated by a small number of large companies and each is currently consolidating. Consolidation reduces the number of potential customers and may increase our dependence on an even smaller number of customers. It is also creating competition from other companies, which, through consolidation with other equipment and component suppliers, are growing larger with greater resources than we have to devote to development, promotion, sale and support of their products.
Global economic conditions affecting our markets and those of our customers have harmed our operations and although conditions in our markets have improved, we have not achieved profitably on a consolidated basis for a full year since 1997 and may never again achieve such profitability.
          From time to time, we have experienced significant decreases in demand for our products and services as a result of economic conditions affecting our markets. Similarly, demand for our customers’ products has been negatively impacted, resulting in our customers delaying purchases of our products, or ordering lower volumes of our products than we previously anticipated. In the first few years of the new millennium, as a result of the economic downturn in the United States and internationally, and reduced capital spending, sales in our markets declined substantially. While the markets, our business, and our customers’ businesses have improved each year since 2003, we cannot provide assurance that this improvement is sustainable, or that our markets will not again suffer declines similar to or worse than those occurring in 2002 and 2003.
          On a consolidated basis, we reported net losses for the years ended December 31, 2007, 2006 and 2005 and have not achieved profitability on a consolidated basis for a full year since 1997. We anticipate continuing to incur significant product development, sales and marketing and general and administrative expenses and, as a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in future fiscal quarters and years. However, we may not be successful and we may not attain profitability on a sustained basis or at all.
We face risks in reselling the products of other companies.
          We distribute products manufactured by other companies. To the extent we succeed in reselling the products of these companies, or products of other vendors with which we may enter into similar arrangements, we may be required by customers to assume warranty and service obligations. While these suppliers have agreed to support us with respect to those obligations, if they should be unable, for any reason, to provide the required support, we may have to expend our own resources on doing so. We are unable to evaluate fully the potential magnitude of these warranty claims as the equipment has been designed and manufactured by others.
There is a limited number of potential source suppliers for certain components.
          We currently purchase several key components used in the manufacture of our products from single or limited sources. We depend on these sources to meet our needs. Moreover, we depend on the quality of the products supplied to us, over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of certain components, or are unable to redesign products with other components, which in certain cases have been qualified by our customers, in a timely manner, our business will be significantly harmed.
          In our fiber optic components business particularly, our customers generally restrict our ability to change the component parts in our modules without their approval. For less critical components, this may require as little as a specification comparison. For more critical components, such as lasers, photodetectors and key integrated circuits, this may result in repeating the entire qualification process. We depend on a limited number of suppliers for key components that we have qualified to use in the manufacture of certain of our products. Some of these components are available only from a sole source or have been qualified only from a single supplier. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. We have in the past had to change suppliers, which, in some instances, has resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.
Our inability to achieve adequate production yields for certain components could result in a loss of sales and customers or higher than expected costs.
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
          Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third party contract manufacturers and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on and our production capacity for those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture such as lasers and photodetectors as a consequence of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and decrease our revenue and gross margins
We rely substantially upon a limited number of contract manufacturing partners and if these contract manufacturers fail to meet our short- and long-term needs and contractual obligations, our business may be negatively impacted.
          We rely to a significant extent on a limited number of contract manufacturers to assemble, manufacture and test our products. The qualification and set up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Certain of our independent manufacturers have a limited history of manufacturing optical modules or other components we use in our products and equipment. In the past, we have experienced delays or other problems, such as inferior quality, insufficient quantity of product and an inability to meet cost targets, which have led to delays in our ability to fulfill customer orders. Additionally, in the past, we have been required to qualify new contract manufacturing partners and replace contract manufacturers, which led to delays in deliveries. Any future interruption in the operations of these manufacturers, or any deficiency in the quality, quantity or timely delivery of the components or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers or require us to contract with and qualify new contract manufacturing partners. As a result, we may lose existing or potential customers or orders and our business may be negatively impacted.
If we fail to forecast component and material requirements accurately for our manufacturing facilities, we could incur additional costs or experience manufacturing delays.
          We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our revenue.
If we are unable to expand our manufacturing capacity in a timely manner, we may have insufficient capacity to meet demand.
          We have manufacturing operations in Chatsworth, California and in Hinchey, Taiwan. We also have manufacturing facilities in Shenzhen and Chengdu in the PRC through our acquisition of Fiberxon. We could experience difficulties and disruptions in the manufacture of our products, which could prevent us from achieving timely delivery of products and could result in lost sales. We could also face the inability to procure and install additional capital equipment, a shortage of raw materials we use in our products, a lack of availability of qualified manufacturing personnel to work in our facilities, difficulties in achieving adequate yields from new manufacturing lines and an inability to predict future order volumes. We may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations, and, as a result, product shipments to our customers could be delayed, which would negatively impact our sales, competitive position and reputation. If we experience disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenue, gross margins and results of operations.
We face increased risks associated with our consolidation of our PRC-based manufacturing operations in a single location in Chengdu, China.
          Historically, we have manufactured most of our products in Taiwan, with some reliance on contract manufacturers in China as well, and Fiberxon manufactured its products in China. We anticipate consolidating our PRC-based manufacturing operations at a single location in Chengdu, China beginning in the second quarter of 2008. Although we believe that the consolidation process should take 18 to 24 months to complete, we could experience delays if we do not receive necessary permits from the local regulatory authorities as quickly as anticipated. Additional delays may occur if we are not able to transition our staff and equipment to our new facilities efficiently, which could result in short-term reductions in our production capabilities or an inability to increase production consistent with our long-term plans. In addition, we may experience higher manufacturing losses and lower gross margins due to the need to maintain older production lines while at the same time incurring expenses related to the consolidation process. Once the consolidation effort is complete, we will face increased risk of loss from any disruption of operations in Chengdu affecting our consolidated facility. Damage to our Chengdu manufacturing facility due to fire, contamination, natural disaster, power loss, unauthorized entry or other events could force us to cease manufacturing our products, resulting in loss of revenue and breached customer contracts. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may be unable to reallocate efficiently or replace our manufacturing capacity for an extended period of time, and our business, financial condition and results of operations would be materially and adversely affected. Although our current manufacturing facilities each have a disaster recovery plan, and we intend to adopt a similar plan for the consolidated Chengdu facility, we cannot provide assurance that efforts will proceed according to such plans or that the plans adequately address all potential risks and outcomes. In addition, if the governmental regulations and special incentives pursuant to which we have negotiated use of our facility in Chengdu change, the perceived benefits from such consolidation of our PRC-based manufacturing efforts in Chengdu may not be realized fully or at all.
Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.
          We may experience delays, disruptions or quality control problems in our manufacturing operations. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our sales, competitive position and reputation.

Our business and future operating results may be adversely affected by events outside of our control. Our insurance coverage for natural disasters is limited.
          Prior to our acquisition of Fiberxon, we used our facilities in Chatsworth, California for major product design and development and customer support and we manufactured products at our facilities in Hinchey, Taiwan. Although our acquisition of Fiberxon provided us with manufacturing facilities in China, we plan to continue material manufacturing activities in Taiwan. The risk of earthquakes in Southern California and Taiwan is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994 and September 1999, major earthquakes near Chatsworth and in Taiwan, respectively, affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facilities did not suffer material damage and our business was not materially disrupted by these earthquakes, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including wildfires and other fires, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities in Southern California, Taiwan and China subjects us to increased risk that a natural disaster could disrupt our operations.
          Although we believe our insurance coverage is adequate to address the variety of potential liabilities we face, our insurance coverage is subject to deductibles and coverage limits. Upon an occurrence of significant natural disaster, such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy, and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, or SARS, could have a negative effect on travel and our business operations, and result in adverse consequences to our business and results of operations.
Environmental regulations applicable to our manufacturing operations could limit our ability to expand or subject us to substantial costs. Compliance with current and future environmental regulations may be costly which could impact our future operating results.
          We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by foreign, local, state and federal law. We believe we are compliant in all material respects with applicable environmental regulations in the U.S., Taiwan and China. However, any failure by us to comply with present and future regulations, could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities and we may need to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We cannot provide assurance that legal requirements will not be imposed on us that would require additional capital expenditures or the satisfaction of other requirements. If we fail to obtain required permits or otherwise fail to operate within current or future legal requirements, including those applicable to us in the U.S., Taiwan and China where we maintain facilities, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities.
          In addition, we could face significant costs and liabilities in connection with legislation which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. This includes the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2007 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS)). The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU countries have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. For all customers which require us to ship RoHS-compliant products, we believe we have been able to do so and are not aware of any complaints or investigations regarding our RoHS program. Even though we have devoted a significant amount of resources and effort planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience the following: loss of revenue, damaged reputation, diversion of resources, monetary penalties and legal action. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible. Such reengineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.
Our business and our customers are dependent on shipping companies for delivery of our products and interruptions to shipping or increased shipping costs could materially and adversely affect our business and operating results.
          Our business and our customers rely on a variety of carriers for product transportation through various world ports. A work stoppage, strike or shutdown of one or more major ports or airports could result in shipping delays materially and adversely affecting us and our customers, which could have a material adverse effect on our business and operating results. Similarly, an increase in freight surcharges from rising fuel costs or general price increases could materially and adversely affect our business and operating results.
We may be faced with product liability claims.
          Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects. Defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. Although we carry product liability insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products.
If we become subject to unfair hiring claims, we could incur substantial defense costs
          Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices or that employees have misappropriated confidential information or trade secrets. We cannot provide assurance that we will not receive claims of this kind or other claims relating to our employees in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves or our employees from such claims could divert the attention of our management away from our operations.
Our business and future operating results are subject to a wide range of uncertainties arising out of the international nature of our operations and facilities.
          International sales are a significant part of our business. The following table sets forth the percentage of our total revenues from sales to customers in foreign countries for the periods identified:

	Years Ended December 31,
	2007	2006	2005

Percentage of revenues from international sales	68%	67%	74%

          We have offices and facilities in, and conduct a significant portion of our operations in and from Israel, China and Taiwan and outsource substantial manufacturing to third-party contract manufacturers in China. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:
•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese Lunar New Year is celebrated;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency exchange rate fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	potentially adverse tax consequences, increasing taxes and heightened efforts by officials of foreign countries to increase revenues from tax collection;

•	increasing labor costs or other cost increases;

•	unavailability or delays in delivery of equipment, raw materials or key components;

•	trade restrictions, tariff increases and increasing import-export duties;

•	shipping delays;

•	limited protection of intellectual property rights;

•	tightening immigration controls that may adversely affect the residency status of our engineers, other key technical and other employees in our U.S. facilities who are not permanent U.S. residents or our ability to hire new non-U.S. employees in our U.S. facilities;

•	increasing U.S. and foreign environmental regulation or unforeseen environmental or engineering problems; and

•	personnel recruitment delays or the inability to obtain skilled technical, financial and management personnel needed in countries, such as China where we have facilities.
          Our business and operations are also subject to general geopolitical conditions, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil and changes in diplomatic or trade relationships.
          Economic conditions in several countries and markets outside the United States in which we have offices, personnel, facilities or sales represent significant risks to us. Instability in the Middle East, China or the European Union could have a negative impact on our sales and operations in these regions, and unstable conditions could have a material adverse effect on our business and results of operations. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global war on terror also may have negative effects on our business operations, including our U.S. operations. For example, heightened U.S. security concerns on domestic and international travel and commerce may result in increased immigration controls that could impact the residency status of our non-U.S. engineers and other key employees working in our U.S. facilities. In addition to the effect of global economic instability on our operations or facilities on sales to customers outside the United States, sales to United States customers could be negatively impacted by these conditions.
We are subject to a number of additional business risks as a consequence of our acquisition of Fiberxon.
          On July 1, 2007, we acquired Fiberxon, which designs, manufacturing and markets high performance, cost effective and value-added modular optical link interfaces for optical communication systems. Although formerly headquartered in Santa Clara, California, USA, the Fiberxon entity conducts design and manufacturing activities at its facilities located in the PRC. Our future results of operations will be substantially influenced by the operations of Fiberxon’s legacy business. In addition to the risks associated with any acquisition, we are subject to a number of risks, uncertainties and challenges related specifically to the acquisition of Fiberxon, including:
•	integration and retention of Fiberxon’s key management, sales, research and development and other personnel;

•	recruiting trained and experienced successor personnel in China, who are in much demand and limited supply, to fill vacancies in key positions;

•	incorporation of Fiberxon’s products and technology that we acquired as part of the acquisition with our products and technology;

•	coordinating Fiberxon’s manufacturing operations with ours;

•	integrating and supporting Fiberxon’s pre-existing supplier, distribution and customer relationships and coordinating sales and marketing efforts to communicate the capabilities of our combined company effectively;

•	consolidating duplicate facilities and functions, combining back office accounting, order processing and support functions and rationalizing information technology and operational infrastructures;

•	minimizing the diversion of attention by our management and that of Fiberxon from ongoing core business concerns;

•	successfully returning managers to regular business responsibilities from their integration activities;

•	operating a much larger company with operations in China, where our senior management has no operational experience;

•	managing geographically dispersed operations and personnel with diverse cultural backgrounds and organizational structures and overcoming the potential incompatibility of business cultures and/or the loss of key Fiberxon personnel;

•	efficiently reducing the combined company’s sales and marketing and general and administrative expenses; including expected increases in professional advisor fees related to the new profile of our combined companies, without associated disruption of our combined businesses;

•	overcoming expected difficulties in financial forecasting due to our limited familiarity with Fiberxon’s operations, customers and markets or their impact on the overall results of operations of the combined company; and

•	maintaining the proper level of internal control over financial reporting in a foreign business environment in which we became aware of allegations of historical financial and accounting irregularities.
          Our efforts to meet these and other challenges could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as forestall other strategic opportunities. These efforts could strain our financial and managerial controls, reporting systems, procedures implemented to collect financial data, prepare financial statements, books of account, and corporate records, and hinder our ability to prepare reliable business and financial forecasts. We may also encounter difficulties instituting business practices that meet Western standards and the expectations of the U.S. financial and investment community. Many of the expenses that will be incurred, by their nature, are impracticable to estimate now. We may encounter unforeseen obstacles or costs in the integration of Fiberxon’s business or discover the existence of one or more material liabilities that are not now known and were not known at the time of the closing of the acquisition. The known and unknown problems and expenses and other difficulties we encounter in the integration process could, particularly in the near term, exceed the benefits that we expect to realize from the combination of Fiberxon’s business with ours.
We may not successfully address problems encountered in connection with future acquisitions on which we may embark.
          As we have in connection with our acquisition of Fiberxon, we expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement or augment our current products or expand the breadth and geography of our markets or customer base. We have limited experience in acquiring other businesses and technologies. The acquisition of Fiberxon and other potential acquisitions we may make, involve numerous risks, including:
•	problems assimilating the purchased technologies, products or business operations, including the timely integration of financial reporting systems;

•	problems may arise from acquiring companies in countries where English is not widely spoken, and the culture, political, economic, financial or monetary systems, principles or controls are different from those countries where we have maintained offices and have had facilities for an extended period, and in which we have substantial experience conducting operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	start-up costs associated with any new business or product line we may acquire;

•	possible charges to operations for purchased technology and restructuring;

•	impairment charges related to goodwill and amortization expenses of other intangible assets and deferred stock expense;

•	incurrence of debt and contingent liabilities;

•	adverse effects on our existing businesses as a result of providing funds or financing to support the operations of the acquired business;

•	adverse effects on existing business relationships with suppliers and customers or on relations with our existing employees;

•	risks associated with entering new markets, such as those in China, in which we have limited or no prior experience;

•	potential loss of key employees of acquired businesses and difficulties recruiting adequate replacements;

•	the need to hire additional employees to operate the acquired business effectively, including employees with specialized knowledge or language skills;

•	potential litigation risks associated with acquisitions, whether completed or not;

•	dilutive issuances of our equity securities; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act.
          If we fail to evaluate and execute acquisitions properly, our management team may be distracted or their attention diverted from our core businesses and their day-to-day operations, disrupting our business and adversely affecting our operating results. Our efforts to acquire Fiberxon have resulted in substantial expenses. Efforts to pursue other acquisitions, if any, could result in substantial expenses and could adversely affect our operating results if those acquisitions are not successfully consummated.
The challenges of the integration process may minimize or negate the anticipated benefits from our acquisition of Fiberxon.
          Realization of the anticipated benefits of our acquisition of Fiberxon depends on our ability to complete the integration of Fiberxon’s technology, products, operations, personnel and distribution channels with our historical operations and systems in a timely and efficient manner. The challenges involved in this integration include:
•	incorporating acquired technology and products into a cohesive line of products;

•	introducing Fiberxon’s products into existing distribution channels while maintaining any vital historical Fiberxon distribution channels;

•	transitioning Fiberxon’s operations and financial reporting function to our existing operations and financial reporting systems; and

•	coordinating the efforts of the resulting larger manufacturing and sales organizations.
          The integration of any newly acquired business is time consuming and expensive, and may disrupt both the acquiree’s business as well as our historical businesses. Specifically, delays or disruptions in existing processes as a result of the integration may result in the loss of customers or key employees and the diversion of the attention of management from other operational issues, any of which could have a negative effect upon our overall business results and our stock price.
Our operating results have been impacted by foreign exchange rates and our activities seeking to hedge against currency exchange and interest rate fluctuations.
          The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, we have recently benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar relative to the currencies in which these sales have been made. However, if this trend ceases or reverses, fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange or interest rates in these countries could increase our expenses and thereby adversely affect our operating results.
          Due to our acquisition of Fiberxon, foreign currency fluctuations between the Chinese RMB and the U.S. dollar may affect our total revenue going forward and, if present trends continue in China could significantly affect our operating results. Giving pro forma effect to our acquisition of Fiberxon as of January 1, 2007, approximately 15% of our total operating costs and expenses would have been paid in RMB. Approximately 8% of our total pro forma combined revenue for the year ended December 31, 2007 was denominated in RMB.
          Through one of our foreign subsidiaries, we have entered into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar and to hedge exposure to interest rate fluctuations. Net unrealized gains (losses) from these activities during the years ended December 31, 2007, 2006 and 2005 amounted to $552,000, $161,000 and ($926,000), respectively. We could incur losses from these or other hedging activities in the future.
We face risks inherent in doing business in China.
          As our operations in China assume a larger and more important role in our business, the risks inherent in doing business in China will become more acute. Many of these risks are beyond our control, including:
•	potential loss of key employees of acquired businesses and difficulties recruiting adequate replacements;

•	the need to hire additional employees to operate the acquired business effectively, including employees with specialized knowledge or language skills;

•	potential litigation risks associated with acquisitions, whether completed or not;

•	dilutive issuances of our equity securities; and

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act.

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

•	compliance with PRC laws, including employment laws; and

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure.
          Any of these factors could harm our future revenues, gross margins and operations significantly. Moreover, the political tension between Taiwan and the PRC that continues to exist could eventually lead to hostilities, or there may be regulatory issues with either the PRC or Taiwan as a result of our having operations or business interests in both countries.
Our manufacturing capacity may be interrupted, limited or delayed if we cannot maintain sufficient sources of electricity in China.
          The manufacturing processes for our products require a substantial and stable source of electricity. As our production capabilities increase in China, our requirements for electricity in China will grow substantially. Many companies with operations in China have experienced a lack of sufficient electricity supply and we cannot be assured that electric power generators that we may have available will produce sufficient electricity supply in the event of a disruption in power. Power interruptions, electricity shortages, the cost of fuel to run power generators or government intervention, particularly in the form of rationing, are factors that could restrict access to electricity to our PRC manufacturing facilities, and adversely affect manufacturing costs. Any such power shortages could result in delays in shipments to our customers and, potentially, the loss of customer orders and penalties from such customers for the delay.
Prior to our acquisition of Fiberxon, allegations of financial and accounting irregularities were revealed. If we failed to identify all of the irregularities, we may have to restate Fiberxon’s financial statements, as well as MRV financial statements, which could negatively impact the price of our common stock.
          We are in the process of implementing our internal controls over financial reporting and procedures throughout Fiberxon’s operations and taking other remedial actions designed to prevent the reoccurrence of pre-acquisition accounting irregularities discovered in Fiberxon’s financial statements. Prior to our acquisition of Fiberxon, allegations of financial and accounting irregularities were revealed that called into question the reliability of Fiberxon’s consolidated financial statements for its fiscal years ended December 31, 2004 and 2005 and raised serious concerns regarding Fiberxon’s financial reporting processes. These irregularities led to the departure of both Fiberxon’s chief executive officer (principal executive officer) and its vice president of finance (principal financial and accounting officer), in early 2007 prior to the closing of our acquisition of Fiberxon. These issues led to the investigation by Fiberxon’s audit committee into the nature and extent of the irregularities and their effect on Fiberxon’s historical financial statements. Further, in June 2007 the independent auditors engaged by Fiberxon to audit its financial statements at and for each of the three years ended December 31, 2006 reported to Fiberxon’s audit committee that in addition to irregularities identified and reported by Fiberxon’s audit committee, Fiberxon’s independent auditors had identified a number of serious issues and encountered significant difficulties in the performance of its audit. In the view of Fiberxon’s auditors, these issues called into question Fiberxon’s ability to: maintain reliable financial reporting systems including accounting books and records, in conformity with accounting principles generally accepted in the United States or the PRC; identify, and ensure that Fiberxon complies with, the laws and regulations applicable to its activities and to inform Fiberxon’s auditors of any known material violations of such laws or regulations; adjust Fiberxon’s financial statements to correct material misstatements; and make all financial records and related information available to its auditors. In the view of Fiberxon’s auditors, these matters also raised doubt regarding the ability of Fiberxon’s departed management to provide its auditors the written representations required under auditing standards generally accepted in the United States.
          After our acquisition of Fiberxon, we engaged third parties who conducted internal investigations and concluded that the actions resulting in the financial and accounting irregularities were limited to the ex-chief executive officer and the ex-vice president of finance. In addition, we engaged third parties to reconstruct the financial statements of Fiberxon for each of the three years ended December 31, 2006, and the six months ended June 30, 2007. Based upon the reconstructed financial statements, an independent accounting firm conducted an audit of Fiberxon’s balance sheets at December 31, 2005 and 2006 and Consolidated Statements of Operations for each of the three years ended December 31, 2006. However, Fiberxon’s financial statements for the six month period ended June 30, 2007 were not audited.
          Despite the results of our third party investigations, we cannot provide absolute assurance that the conduct that resulted in the financial and accounting irregularities affecting Fiberxon’s pre-reconstructed financial statements were limited to the misconduct of the ex-chief executive officer and the ex-vice president of finance. We cannot provide assurance that there was no other past misconduct or irregularities, not currently known to us, that might result in further material adjustments to Fiberxon’s financial statements and, as a result, our pro forma combined financial statements. If material adjustments were made to our financial statements, or they were restated, as a consequence of the discovery of additional financial irregularities, it could erode investor confidence in our ability to provide accurate financial statements and negatively impact the price of our common stock.
If we fail to implement and maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected. Fiberxon’s internal controls are not included in management’s assessment of internal controls over financial reporting as of December 31, 2007.

          We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or our independent registered public accounting firm’s report on our internal controls over financial reporting may have an adverse impact on the price of our common stock and may require significant management time and resources to remedy. For example, in connection with the previously disclosed accounting irregularities at Fiberxon prior to its acquisition, we have taken remediation steps that include the following:
•	We have further engaged one of the firms responsible for the reconstruction of Fiberxon’s financial statements to assist us in prioritizing and implementing key internal controls at Fiberxon that are comparable to those underlying our financial reporting process.

•	We have implemented a new financial reporting structure under which all financial and accounting matters are reported directly to our Chief Financial Officer.

•	We have hired a new vice president of finance based in China with U.S. public company experience and five additional financial and accounting professionals to support her.
          We acquired Fiberxon on July 1, 2007 and Fiberxon’s assets and liabilities and financial results at, and for the six months ended, December 31, 2007 have been included in our consolidated financial statements included elsewhere in this Report. At December 31, 2007, Fiberxon’s total assets were $173.9 million and net assets were $129.3 million. During the six months from the date of our acquisition of Fiberxon through December 31, 2007 Fiberxon’s results of operations contributed $42.1 million in revenue, $4.2 million in operating loss and a net loss of $4.8 million. Because the acquisition was completed in mid 2007, the scope of our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 appearing elsewhere in this Report does not include Fiberxon. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition.
          We continue to assess and take steps designed to improve Fiberxon’s internal controls over financial reporting and procedures; however, if these accounting controls and procedures ultimately prove to be ineffective, we could experience future accounting irregularities and restatements of our financial results, which would negatively impact the price of our common stock.
Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences. We could suffer losses from corrupt or fraudulent business practices.
          We are subject to the United States Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Prior to the completion of the acquisition, Fiberxon’s management and employees were not subject to the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices are common in the PRC. Unless we are successful in implementing and maintaining adequate preventative measures, of which there can be no assurance, our employees or other agents engaging in such conduct could render us responsible under the FCPA. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We are subject to increased taxes in China because of the discontinuation of certain preferential tax treatments that were available to foreign enterprises prior to January 1, 2008.
          Our subsidiaries in China formerly paid enterprise income taxes, or EIT, under an income tax law that was applicable to both wholly domestic China enterprises and so-called foreign invested enterprises, or FIEs. Within the PRC, both domestic enterprises and foreign-invested enterprises were generally subject to an EIT rate of 33%. However, under this law and its implementing rules, qualified foreign-invested production enterprises incorporated and operating in certain economic development zones designated by the State Council enjoyed reduced EIT rates and certain preferential tax treatments.
          Our subsidiaries in China, which are FIEs, qualified for these reduced EIT rates and preferential tax treatments and prior to January 1, 2008 were subject to a reduced EIT rate of 15%. In addition, our China subsidiaries were entitled to a two-year exemption from EIT, followed by three years of a 50% tax reduction beginning from the first cumulative profit-making year net of losses carried forward. One of our China subsidiaries in Shenzhen was not able to realize such preferential tax treatment because it has not made a profit since its inception. Another of our subsidiaries in Chengdu is in its fifth year of the five years of preferential tax treatment under the law preexisting January 1, 2008.
          On March 16, 2007, China enacted a new Enterprise Income Tax Law (the “EIT Law”) under which, effective January 1, 2008, China adopted a uniform EIT rate of 25% for all enterprises (including FIEs) and cancels all preferential tax treatments that were previously enjoyed by FIEs. According to the China State Council circular (Guofa [2007] No. 39) dated December 26, 2007, for FIEs, such as our Shenzhen and Chengdu subsidiaries, which were established before March 16, 2007, a five-year transition period is provided during which the preferential tax treatments will continue to apply but gradually be phased out. Under the Circular, qualifying FIEs will continue to benefit from reduced EIT rates during the five-year transition period in accordance with the following schedule:

Tax Year	Rate under EIT Law

2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

          In addition, pursuant to the Circular, for FIEs that have begun to realize the preferential tax treatment of the two year tax exemption and three year 50% tax reduction, they can continue to utilize such benefit until the expiration of the five year term. However, for FIEs that have not begun to realize such preferential tax treatment prior to January 1, 2008, the five year term shall begin to run effective January 1, 2008, regardless of whether those FIEs are making profit or not. Accordingly, our Shenzhen subsidiary entered into this five year term effective January 1, 2008 irrespective of its profitability and 2008 is the last year in which our Chengdu subsidiary will be entitled to a 50% tax reduction on EIT.
          It thus appears that the EIT Law and its associated new income tax rates will reduce after tax net income from Fiberxon’s operations if they become profitable and decrease income, if any, available for distribution to us from our China subsidiaries. Accordingly, the enactment and implementation of the EIT will, and potential new tax laws in China may further, reduce many of the tax saving benefits we had hoped to realize by expanding our operations into the PRC.
Payment of dividends by our subsidiaries in the PRC to us is subject to restrictions and taxes under PRC law.
          Under PRC law, dividends may be paid only out of distributable profits. Distributable profits with respect to our subsidiaries in the PRC refers to after-tax profits as determined in accordance with accounting principles and financial regulations applicable to PRC enterprises, or China GAAP, less any recovery of accumulated losses and allocations to statutory funds that it is required to make. Any distributable profits that are not distributed in a given year are retained and available for distribution in subsequent years. The calculation of distributable profits under China GAAP differs in many respects from the calculation under U.S. GAAP. Further, under PRC law, our subsidiaries in the PRC are required to allocate no less than 10 percent of their after-tax profits to a statutory general reserve fund until the aggregate balance in the fund reaches 50% of such subsidiaries’ registered capital, at which point further allocations to the fund are no longer required. There is also a requirement for our subsidiaries in the PRC to allocate certain after-tax profits to a staff bonus and welfare fund. But the exact percentage of such allocation is subject to the discretion of such subsidiaries. Allocations to these statutory reserves can only be used for specific purposes and are not distributable to us in the form of loans, advances or cash dividends. As a result, even if our subsidiaries in PRC become profitable, they may not be able to pay any dividend in a given year as determined under China GAAP.
          Moreover, prior to the new EIT Law, non-PRC equity holders of PRC companies were specifically exempt from withholding taxes with respect to earnings, distributions, or dividends payable to them by such PRC companies. However, under the new EIT Law, dividends payable to foreign investors, which are derived from sources within the PRC, will be subject to income taxes at the rates of up to 10%, which tax must be withheld from the dividends otherwise distributable. As a consequence of this new PRC withholding tax, if our PRC subsidiaries ever become profitable to the extent of being able to pay their stockholders distributable profits as dividends, the amounts available to us in earnings distributions from our PRC enterprises would be reduced by the amount of this new PRC withholding tax at the rates then prevailing.
Recent changes in the PRC’s labor law restricts our ability to reduce our workforce in China in the event of an economic downturn and will increase our manufacturing costs and those of the contract manufacturers we use in China to manufacture our products.
          In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. It formalizes workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, this new law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can sill be terminated pursuant to the standards and procedure set forth under the new law. Because of the lack of implementing rules for the new law and the precedents for the enforcement of such a law, the standards and procedure set forth under the law in relation to the termination of an employment contract have raised concerns among FIEs in China that such “employment contract without a fixed term” might in fact become a “lifetime, permanent employment contract.” Finally, under the new law, downsizing by either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant China’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract not possible. Again, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the new law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, this new law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition. In addition, the new law can be expected to increase our manufacturing costs and those of the contract manufacturers we use in China to manufacture our products in China and, unless we can pass any increases on to customers, which could be difficult, would reduce our gross margins.

Labor shortages in Southern China could adversely affect our gross margins or decrease revenues.
          Historically, there has been an abundance of labor in Southern China, but over the last few years, factories in Southern China, particularly in Shenzhen and to a lesser extent in Chengdu, where our manufacturing facilities are located, are to varying degrees facing a labor shortage as migrant workers and middle level management seek better wages and working conditions elsewhere. This trend of labor shortages is expected to continue, fueled by the effects of the one-child policy imposed by the Chinese government over the past three decades and will likely result in increasing wages as companies seek to keep their existing work forces. Continuing labor shortages can be expected to adversely impact our future operating results by, for example, preventing us from manufacturing at peak capacity and forcing us to increase wages and benefits to attract the diminishing pool of available workers. This could result in lower revenue or increased manufacturing costs, which would adversely affect gross margins.
Political or trade controversies between China and the United States could harm our operating results or depress our stock price.
          Differences between the United States and PRC governments on some political issues occasionally negatively influence the trade relationship between the two countries. These controversies, if and when they arise, could materially and adversely affect our business and operations. Political or trade friction between the two countries could also materially and adversely affect the market price of our shares, whether or not they have a direct impact on our business.
If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. We may not be able to attain capital when desired on favorable terms, if at all.
          We incurred net losses in 2007, 2006 and 2005, and our combined cash and short-term investments declined in 2007. Excluding the private placement of approximately 19.9 million shares of our common stock we issued to a group of institutional investors in March 2006, which resulted in proceeds of $69.9 million, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities would have declined at December 31, 2006. As of December 31, 2007, cash, cash equivalents, time deposits and marketable securities have declined by approximately $32.0 million, or approximately 27%, since December 31, 2006. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
          We may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to satisfy our remaining deferred consideration obligation in connection with our acquisition of Fiberxon, if we choose to pay it in cash, or to execute on our current or future business strategies, including to:
•	satisfy our deferred payment obligation, if paid in cash, to the former stockholders of Fiberxon, which amounts to $31.5 million (excluding applicable offsets) and is due no later than March 28, 2009;

•	acquire complementary businesses or technologies;

•	enhance our operating infrastructure;

•	hire additional technical, sales and other personnel;

•	make investments in capital equipment, facilities and technology;

•	expand our manufacturing facilities;

•	fund our working capital requirements; or

•	otherwise respond to competitive pressures.
          If we raise additional funds through the issuance of our common stock or convertible securities, or if we elect to satisfy our deferred consideration obligation to Fiberxon’s former stockholders using shares of our common stock, the percentage ownership of our stockholders could be significantly diluted.
          We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, use cash to satisfy our deferred consideration obligation, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.
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
          We are substantially dependent upon Dr. Shlomo Margalit, our Chairman of the Board of Directors, Chief Technical Officer and Secretary, and Mr. Noam Lotan, our President and Chief Executive Officer. The loss of the services of either of these officers could have a material adverse effect on us. We have entered into employment agreements with Dr. Margalit and Mr. Lotan and are the beneficiary of a key person life insurance policy in the amount of $1.0 million on Mr. Lotan’s life. However, we can give no assurance that the proceeds from this policy will be sufficient to compensate us in the event of the death of Mr. Lotan, and the policy is not applicable in the event that he becomes disabled or is otherwise unable to render services to us.
Our business requires us to attract and retain qualified personnel.
          Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depend, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, which have resulted in substantial deferred stock expense and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected.
Our ability to utilize our NOLs and certain other tax attributes may be limited.
          As of December 31, 2007, we had net operating losses, or NOLs, of approximately $193.8 million for federal income tax purposes and approximately $199.6 million for state income tax purposes. We also had capital loss carry forwards totaling $47.6 million as of December 31, 2007, which begin to expire in 2009. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, including as a result of issuing shares pursuant to the Fiberxon transaction. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited.
The price of our shares may continue to be highly volatile.
          Historically, the market price of our shares has been volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors such as:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations or new product introductions by us or our competitors;

•	changes of estimates of our future operating results by securities analysts;

•	developments with respect to patents, copyrights or proprietary rights;

•	to the extent not already sold, sales, or the potential for sales, of substantial numbers of our shares by 1) stockholders who acquired our shares in a private placement we completed in March 2006, by 2) stockholders receiving our shares in our acquisition of Fiberxon on July 1, 2007, or by 3) Deutsche Bank, which received our shares in August 2007 in exchange for our outstanding 5% Convertible Notes issued in June 2003. These shares are held by persons or entities who we believe are not our affiliates and are therefore eligible for sale under Rule 144 or Rule 145, as amended effective February 15, 2007, without restriction; or

•	general market conditions and other factors.
          In addition, the stock market has experienced price and volume fluctuations that have particularly affected the market prices for shares of the common stocks of technology companies, unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Similarly, the failure by our competitors or customers to meet or exceed the results expected by analysts or investors could have a residual effect on us and cause our stock price to decline. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.
Legislative actions, higher insurance costs and new accounting pronouncements are likely to impact our future financial position and results of operations.
          There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules and there may be new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. These regulatory changes and other legislative initiatives have increased general and administrative costs. In addition, insurers are likely to increase rates as a result of high claim rates recently and our rates for various insurance policies are likely to increase. The Financial Accounting Standards Board’s change to mandate expensing share-based compensation requires us to record charges to operations for stock option grants to employees and directors. Such change has adversely affected our financial results since we implemented the new pronouncement in 2006 and will continue to adversely affect our financial results in the future.
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

We were unable to timely file an amendment to our Form 8-K reporting the completion of our acquisition of Fiberxon containing Fiberxon’s audited consolidated financial statements and the pro forma financial information required by item 9.01 of Form 8-K by September 14, 2007. As such, we were late in complying with our reporting obligations under the Exchange Act, and we are ineligible until October 1, 2008 to use the SEC’s short-form registration statement to raise capital.
          On July 2, 2007, within the period required by SEC rules, we filed with the SEC a Current Report on Form 8-K reporting the completion of our acquisition of Fiberxon on July 1, 2007. In order to close the acquisition of Fiberxon on July 1, 2007, we, among other things, waived the condition precedent to the closing requiring that Fiberxon deliver to us its audited consolidated financial statements at, and for the years ended, December 31, 2004, 2005 and 2006. Under Item 9.01, of Form 8-K, we were required to include Fiberxon’s audited consolidated financial statements and pro forma financial information in the form and for the periods specified by the SEC in an amendment to that Form 8-K that was due by September 14, 2007.
          Our inability to file the required financial statements and pro forma financial information by the September 14, 2007 deadline has rendered us ineligible until October 1, 2008 to use the SEC’s short-form registration statement on Form S-3 to register the issuance of our securities for any capital raising activities and that ineligibility may inhibit our ability to raise capital during that period. If we were able to raise capital during the period of our ineligibility to use Form S-3, the process of doing so will be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.
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
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties
          Our properties consist of leased and owned facilities for product development, manufacturing, sales, support, and administrative operations. Our headquarters facility is located in Chatsworth, California. We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise, we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms. For additional information regarding obligations under operating leases, see Note 11 of Notes to Financial Statements. Listed below are the facility locations for our primary business segments:
•	The Network Equipment group conducts product development, manufacturing, sales, support and administrative operations through facilities located in California, Massachusetts, China, France, Germany, Israel, Russia, Switzerland, and the United Kingdom.

•	The Network Integration group conducts sales, support and administrative operations through facilities located in Denmark, Finland, France, Italy, Norway, Sweden, and Switzerland.

•	The Optical Components group conducts product development, manufacturing, sales, support and administrative operations through facilities located in California, PRC, and Taiwan.
Item 3. Legal Proceedings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
          Our common stock is traded on the NASDAQ Global Market under the symbol “MRVC.” The following table sets forth the high and low sales prices for the periods indicated:

	High	Low

Year Ended December 31, 2007
First Quarter	$4.45	$3.50
Second Quarter	$4.01	$3.03
Third Quarter	$3.10	$2.21
Fourth Quarter	$3.34	$2.04

Year Ended December 31, 2006
First Quarter	$4.64	$2.05
Second Quarter	$4.10	$2.66
Third Quarter	$3.07	$2.25
Fourth Quarter	$3.70	$2.67

          As of March 6, 2008, we had 2,712 common stockholders of record.
Dividends
          The payment of dividends on our common stock is within the discretion of our board of directors. Currently, if we return to profitability, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.
Equity Compensation Plan Information
          The table below sets forth information with respect to shares of common stock that may be issued under our stock option and warrant plans as of December 31, 2007.

			Number of Securities Remaining
	Number of Securities to		Available for Future Issuance Under
	be Issued Upon	Weighted Average Exercise	Equity Compensation Plans
	Exercise of Outstanding	Price of Outstanding	(excluding securities reflected in
Plan Category	Options and Warrants	Options and Warrants	column (a))
	(a)	(b)	(c)
Stock option plans approved by security holders (1)	6,825,745	$2.26	9,516,300

Stock option and warrant plans not approved by security holders (2)	7,895,932	$3.17	1,911,573

Total	14,721,677	$2.74	11,427,873

(1)	Includes shares underlying options granted or reserved under the 2007 Omnibus Incentive Plan (2007 Plan) And shares underlying options granted under MRV’s 1997 Incentive and Nonstatutory Stock Option Plan. When MRV stockholders approved adoption of the 2007 Plan on May 29, 2007, MRV’s then existing Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (the Consolidated Plan) and 2003 Consolidated Plan were frozen and no further grants or awards or warrants have been or will be made under such plans. MRV’s 1997 Incentive and Nonstatutory Stock Option Plan terminated by its terms in November 2007 on the tenth anniversary of its adoption, and accordingly, no options may be granted thereunder.

(2)	Includes shares underlying options or awards granted under the Consolidated Plan and shares underlying options or warrants granted under the following plans prior to the adoption in January 2003 of the Consolidated Plan:
•	1998 Nonstatutory Stock Option Plan;

•	2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc.;

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation;

•	MRV Communications, Inc. 2002 International Stock Option Plan;

•	Warrants provided to Nathan Shilo as trustee for employees and designated consultants of NBase Communications, Ltd. first exercisable on July 13, 1997;

•	Italian Employees Warrant Program;

•	Stock options issued and outstanding on the effective date of the merger of Luminent under the Luminent Amended and Restated 2000 Stock Option Plan that were assumed by MRV and are exercisable for 0.43 shares of Common Stock for each share of Luminent held under the relevant option;

•	MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc.; and

•	2000 MRV Communications, Inc. Stock Option Plan for Employees of Optronics International Corp.
          As a result of the January 2003 adoption of the Consolidated Plan, the plans (Prior Plans) set forth in the bulleted paragraphs immediately above were terminated. From January 2003, when the Consolidated Plan was adopted, to May 29, 2007 when the 2007 Plan was approved by stockholders, shares available for future grants of options or warrants under the Prior Plans, including shares that became available as a consequence of the lapse, expiration or forfeiture of outstanding options or warrants granted under the terminated Prior Plans, were rolled into, and became available for future grants of options and other awards under the Consolidated Plan. No net increase in the total number of shares available for the grant of options or awards under the Consolidated Plan from the total number of shares covered by outstanding options, warrants or awards granted, available or reserved in the Consolidated Plan at the time the Consolidated Plan was adopted in January 2003 resulted from this action. However, the Prior Plans continue in effect after the 2007 Plan approval for so long as, and solely to the extent necessary, to administer previously granted awards or options that remain outstanding under such plans.

Item 6. Selected Financial Data.
          The following selected Statements of Operations data for each of the three years in the period ended December 31, 2007 and the Balance Sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected Statements of Operations data for each of the two years in the period ended December 31, 2004 and the Balance Sheet data as of December 31, 2005, 2004 and 2003 were derived from our audited financial statements, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements of MRV, including the notes thereto, included elsewhere in this Form 10-K in order to fully understand factors that may affect the comparability of the financial data presented below. (in thousands, except per share data).

Years ended December 31:	2007(1)	2006	2005	2004	2003

Statements of Operation Data:

Revenue	$448,237	$356,489	$283,698	$271,658	$238,983
Cost of goods sold	320,264	244,207	193,979	179,852	164,893

Gross profit	127,973	112,282	89,719	91,806	74,090

Operating costs and expenses:
Product development and engineering	32,956	28,187	26,051	24,949	30,972
Selling, general and administrative	101,998	87,539	72,402	74,045	62,901
Impairment of goodwill and other intangibles	—	52	—	—	356
Amortization of other intangibles	1,906	—	—	—	—

Total operating costs and expenses	136,860	115,778	98,453	98,994	94,229

Operating loss	(8,887)	(3,496)	(8,734)	(7,188)	(20,139)

Other income (expense), net	(5,888)	1,846	(1,791)	(456)	(6,438)

Loss before provision for income taxes and extraordinary gain	(14,775)	(1,650)	(10,525)	(7,644)	(26,577)

Provision for income taxes	3,853	3,865	5,774	3,036	2,361

Loss before extraordinary gain	(18,628)	(5,515)	(16,299)	(10,680)	(28,938)

Extraordinary gain, net of income tax	—	—	—	—	1,950

Net loss	$(18,628)	$(5,515)	$(16,299)	$(10,680)	$(26,988)

Basic and diluted loss per share	$(0.13)	$(0.05)	$(0.16)	$(0.10)	$(0.26)

Basic and diluted weighted average shares outstanding	140,104	120,902	104,350	104,793	102,022

December 31:	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$72,474	$91,722	$67,984	$77,226	$87,602
Working capital	127,893	172,587	99,514	113,995	108,051
Total assets	507,504	346,222	265,177	279,860	278,050
Total long-term liabilities	9,322	30,295	29,694	28,663	27,415
Stockholders’ equity	294,699	193,752	117,004	143,341	145,494

(1)	The 2007 Statement of Operations includes the results of Fiberxon from July 1, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
Overview
          MRV Communications is a supplier of communications equipment and services to carriers, governments and enterprise customers, worldwide. We are also a supplier of optical components, primarily through our wholly owned subsidiaries: Source Photonics and Fiberxon. We conduct our business along three principal segments: (1) the network equipment group, (2) the network integration group and (3) the optical components group. Our network equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our network integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. We provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the network equipment group. Our optical components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators.
          In June 2007, we completed our acquisition of Fiberxon, a PRC-based supplier of transceivers for applications in metropolitan networks, access networks and passive optical networks for approximately $131 million in cash and stock. Fiberxon is part of the Optical Components group, and its results of operations are included in our Consolidated Financial Statements from July 1, 2007.
          We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return, except on rare occasions in which our accounting is as described below. Sales of services and system support are deferred and recognized ratably over the contract period. For arrangements with multiple deliverables, the revenue is allocated to each deliverable based on its relative fair value, and revenue is recognized for each deliverable as the revenue recognition criteria are met. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and have historically been insignificant. We do not recognize such sales until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one to two year periods. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Gross profit is equal to our revenues less our cost of goods sold. Our cost of goods sold includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Our operating costs and expenses generally consist of product development and engineering costs, or R&D, selling, general and administrative costs, or SG&A, and other operating related costs and expenses.

          We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (loss).
          Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the years ended December 31, 2007, 2006 and 2005, foreign revenues constituted 68%, 67% and 74%, respectively, of our total revenues. The majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
Critical Accounting Policies
          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
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
          Revenue Recognition. We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point” with no right of return. Sales of services and system support are deferred and recognized ratably over the contract period. For arrangements with multiple deliverables, the revenue is allocated to each deliverable based on its relative fair value, and revenue is recognized for each deliverable as the revenue recognition criteria are met. Sales with contingencies, such as right of return, rotation rights, conditional acceptance provisions and price protection are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. We generally warrant our products against defects in materials and workmanship for one to two year periods. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Our major revenue-generating products consist of fiber optic components, switches and routers, console management products, and physical layer products.
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

          Inventory Reserves. We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record an adjustment to the cost basis equal to the difference between the cost of the inventory and the estimated net realizable market value. This adjustment is recorded as a charge to cost of goods sold. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would make further adjustments in the period in which we made such a determination and record a charge to cost of goods sold. In addition, we record a reserve against inventory for estimated excess quantities or obsolete inventory. This reserve is recorded as a charge to cost of goods sold. If changes in our projections of current demand indicate that the reserve should be higher or lower, the change in the reserve is recorded as a charge or credit to cost of goods sold.
          Goodwill and Other Intangibles. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives over their useful lives.
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
          Share-Based Compensation. As discussed in Note 14, Share-Based Compensation of Notes to Financial Statements included elsewhere in this report, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 14 for a further discussion on stock-based compensation and assumptions used.
Currency Rate Fluctuations
          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. At December 31, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into $5.8 million more dollars than at year-end 2006. For the year ended December 31, 2007, approximately 40% of our operating expenses were incurred at subsidiaries with a reporting currency other than the U.S. dollar. In general, these currencies were stronger against the U.S. dollar for the year ended December 31, 2007 compared to the year ended December 31, 2006, so revenues and expenses in these countries translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in “Item 7a. — Quantitative and Qualitative Disclosures About Market Risk” appearing elsewhere in this Report.

Management Discussion Snapshot
          The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

Years ended December 31,	2007		2006		2005
	$	%	$	%	$	%

Revenue (1)	$448,237	100%	$356,489	100%	$283,698	100%

Network equipment group	105,357	24	96,002	27	82,099	29
Network integration group	213,976	48	181,502	51	164,133	58
Optical components group	144,860	32	93,381	26	50,446	18
All others	114	NM	—	—	—	—

Gross margin (2)	127,973	29	112,282	31	89,719	32

Network equipment group	52,133	50	49,930	52	43,323	53
Network integration group	48,550	23	44,875	25	40,912	25
Optical components group	27,919	19	17,797	19	5,597	11
All others	69	61	—	—	—	—

Operating costs and expenses (2)	136,860	31	115,778	32	98,453	35

Network equipment group	60,036	57	54,844	57	44,823	55
Network integration group	38,118	18	33,678	19	30,558	19
Optical components group	29,333	20	18,502	20	14,910	30
All others	1,595	1,399	1,558	NM	1,721	NM

Operating income (loss) (2)	(8,887)	(2)	(3,496)	(1)	(8,734)	(3)

Network equipment group	(7,903)	(8)	(4,914)	(5)	(1,500)	(2)
Network integration group	10,432	5	11,197	6	10,354	6
Optical components group	(1,414)	(1)	(705)	(1)	(9,313)	(18)
All others	(1,526)	(1,339)	(1,558)	NM	(1,721)	NM

NM – not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the network equipment group and sales of network equipment to the network integration group.

(2)	Statements of Operations data express percentages as a percentage of revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue.
          The following management discussion and analysis refers to and analyzes our results of operations among our three reporting segments. These three reporting segments are our network equipment group, network integration group, and optical components group.

Year Ended December 31, 2007 Compared
to Year Ended December 31, 2006
     Revenue
          The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2007	2006	Change	Change	Currency (2)

Network equipment group	$105,357	$96,002	$9,355	10%	9%
Network integration group	213,976	181,502	32,474	18	8
Optical components group	144,860	93,381	51,479	55	56
All others	114	—	114	NM	NM

	464,307	370,885	93,422	25	20
Adjustments (1)	(16,070)	(14,396)	(1,674)	NM	NM

Total	$448,237	$356,489	$91,748	26%	21%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          The following table sets forth, for the periods indicated, external revenues by segment by geographical region (dollars in thousands):

Years ended December 31:	2007	2006	$ Change	% Change

Network equipment group:
Americas	$51,610	$42,677	$8,933	21%
Europe	34,036	33,319	717	2
Asia Pacific	7,914	10,369	(2,455)	(24)
Other regions	72	199	(127)	(64)

Total network equipment	93,632	86,564	7,068	8

Network integration group:
Europe	213,828	181,503	32,325	18

Total network integration	213,828	181,503	32,325	18

Optic component group:
Americas	90,912	73,889	17,023	23
Europe	10,661	4,288	6,373	149
Asia Pacific	39,174	10,202	28,972	284
Other regions	23	43	(20)	(47)

Total fiber optic components	140,770	88,422	52,348	59

All others:	7	—	7	NM

Total	$448,237	$356,489	$91,748	26%

          Revenues for 2007 increased $91.7 million, or 26% due primarily to the organic growth in our network equipment ($9.4 million, or 10%), network integration ($32.5 million, or 18%), and optical components ($9.3 million, or 10%) segments, partially offset by an increase in intersegment revenues of $1.7 million. The acquisition of Fiberxon added an additional $42.1 million of revenue growth to the optical components segment. Revenue would have been $17.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Network Equipment Group. Revenues, including intersegment revenues, generated from our network equipment group increased $9.4 million, which was due primarily to increased sales in the Americas region of $8.9 million, and increased sales in the European region of $0.7 million, offset by a decrease in the Asia Pacific region of $2.5 million. We attribute the 21% increase in the Americas region to the investment in 2006 and 2007 in an expanded U.S. sales force. Revenue would have been $0.9 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Network Integration Group. Revenues, including intersegment revenues, generated from our network integration group increased $32.5 million due to increases in integration and distribution activities throughout Europe and to the favorable impact of foreign currency movements on revenues. Revenue would have been $17.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Optical Components Group. Revenues, including intersegment revenue, generated from our optical components group increased $51.5 million, of which $42.1 million was attributable to the acquisition of Fiberxon. Approximately 58% of optical components revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. Shipments of FTTP products for 2007 totaled approximately $83.5 million, compared to $64.2 million for 2006. Additionally, revenue from metro transceivers increased 172% in 2007 to $53.0 million from $19.5 million in 2006. Revenue would have been $0.9 million higher in 2007 had foreign currency exchange rates remained the same as they were in 2006.
     Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2007	2006	Change	Change	Currency (2)

Network equipment group	$52,133	$49,930	$2,203	4%	3%
Network integration group	48,550	44,875	3,675	8	(1)
Optical components group	27,919	17,797	10,122	57	58
All others	69	—	69	NM	NM

	128,671	112,602	16,069	14	10
Corporate unallocated cost of goods sold	(161)	(159)	(2)	1	1
Intersegment adjustments (1)	(537)	(161)	(376)	234	NM

Total	$127,973	$112,282	$15,691	14%	10%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          Gross profit increased $15.7 million due to the $91.7 million increase in revenues partially offset by a decrease in gross margins from 31.5% to 28.6%. The decline in gross margin was partially attributable to reductions in gross margins in the network equipment and network integration groups, and to a change in segment mix; the percent of revenues from the optical components group, which has lower margins than the other segments, increased in 2007. Gross profit would have been $4.4 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit reflects share-based compensation in cost of goods sold of $370,000 and $311,000 in 2007 and 2006, respectively.
          Network Equipment Group. Gross profit for our network equipment group increased $2.2 million. The increase is due to the $7.1 million increase in external revenues partially offset by a decrease in gross margins from 52.0% to 49.5%. The decrease in gross margins in 2007 was the result of differences in the composition of the products sold in each period. Gross profit would have been $580,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Network Integration Group. Gross profit for our network integration group increased $3.7 million. The increase is due to the $32.3 million increase in external revenues partially offset by a decrease in gross margin from 24.7% to 22.7%. The decrease in gross margins in 2007 was the result of differences in the composition of the products and services sold in each period. Gross profit would have been $4.0 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.
          Optical Components Group. Gross profit for our optical components group increased $10.1 million. The increase is due to the $52.3 million increase in external revenues at stable gross margins of 19% for 2007 and 2006. The gross margins remained level in 2007 despite lower (17%) gross margins at Fiberxon, which included the impact of $2.3 million of charges related to inventory adjustments. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit.
     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2007	2006	Change	Change	Currency (1)

Network equipment group	$60,036	$54,844	$5,192	9%	9%
Network integration group	38,118	33,678	4,440	13	4
Optical components group	29,333	18,502	10,831	59	59
All others	1,595	1,558	37	2	2

	129,082	108,582	20,500	19	16
Corporate unallocated operating expenses (2)	7,778	7,196	582	8	8

Total	$136,860	$115,778	$21,082	18%	15%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Corporate unallocated operating expenses include unallocated product development, and selling, general and administrative expenses.

          Operating costs and expenses were $136.9 million, or 31% of revenues, for 2007, compared to $115.8 million, or 32% of revenues, for 2006. Our operating costs and expenses increase was largely the result of the addition of Fiberxon’s results from July 1, 2007, and increased operating costs in the network equipment and network integration groups. Operating costs and expenses would have been $3.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation of $885,000 and $775,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation of $2,651,000 and $2,356,000 in 2007 and 2006, respectively.
          Network Equipment Group. Operating costs and expenses for 2007 were $60.0 million, or 57% of revenues, compared to $54.8 million, or 57% of revenues, for 2006. The increase in operating costs and expenses was primarily the result of increases in labor and related costs, particularly from increased product development and engineering ($1.4 million) and the additional investment in our North American sales organization beginning in mid-2006, which had a full year impact in 2007 ($1.8 million). In addition, the network equipment group had increased general and administrative costs ($1.8 million) and increases due to foreign currency translation. Operating costs and expenses would have been $498,000 lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation of $429,000 and $441,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation of $739,000 and $689,000 in 2007 and 2006, respectively.
          Network Integration Group. Operating costs and expenses for 2007 were $38.1 million, or 18% of revenues, compared to $33.7 million, or 19% of revenues, for 2006. The increase in operating costs and expenses was primarily the result of foreign currency exchange rates. Operating costs and expenses would have been $3.2 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. The remaining increase was primarily due to increased labor and related costs. Selling, general and administrative expenses included share-based compensation of $494,000 and $538,000 in 2007 and 2006, respectively.
          Optical Components Group. Operating costs and expenses for 2007 were $29.3 million, or 20% of revenues, compared to $18.5 million, or 20% of revenues, for 2006. Substantially all of the increased operating costs and expenses are attributable to the addition of Fiberxon’s results from July 1, 2007. The effect of currency fluctuations did not have a significant impact on the year-over-year change operating costs and expenses. Product development and engineering expenses included share-based compensation of $439,000 and $307,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation of $689,000 and $452,000 in 2007 and 2006, respectively.
     Operating Income (Loss)
          The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2007	2006	Change	Change	Currency (2)

Network equipment group	$(7,903)	$(4,914)	$(2,989)	61%	63%
Network integration group	10,432	11,197	(765)	(7)	(14)
Optical components group	(1,414)	(705)	(709)	101	71
All others	(1,526)	(1,558)	32	(2)	(2)

	(411)	4,020	(4,431)	(110)	(127)
Corporate unallocated expenses	(7,939)	(7,355)	(584)	8	8
Adjustments (1)	(537)	(161)	(376)	NM	NM

Total	$(8,887)	$(3,496)	$(5,391)	154%	174%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue and profit in inventory in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          The 2007 $8.9 million operating loss, or 2% of revenues, increased $5.4 million from the $3.5 million operating loss, or 1% of revenues, in 2006. The increase was primarily the result of the addition of the Fiberxon acquisition and increased network equipment operating expenses. Operating loss would have been $707,000 more in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss included share-based compensation expense of $3.9 million and $3.4 million in 2007 and 2006, respectively.
          Network Equipment Group. Our network equipment group reported an operating loss of $7.9 million for 2007, compared to an operating loss of $4.9 million for 2006, an increase of $3.0 million. The increase was primarily the result of increased operating expenses, partially offset by higher gross profit. Operating loss would have been $84,000 more in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss included share-based compensation expense of $1.3 million and $1.2 million in 2007 and 2006, respectively.
          Network Integration Group. Our network integration group reported operating income of $10.4 million for 2007, compared to operating income of $11.2 million for 2006, a decrease of $0.8 million. The decrease was the result of increased operating expenses of $4.4 million, offset by increases in gross profit of $3.7 million. Operating income would have been $828,000 less in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating income included share-based compensation expense of $494,000 and $539,000 in 2007 and 2006, respectively.
          Optical Components Group. Our optical components group reported an operating loss of $1.4 million, or 1% of revenues, for 2007, compared to an operating loss of $705,000, or 1% of revenues, for 2006. Operating loss increased $709,000, or 101%, in 2007 compared to 2006. The increase in operating loss was the result of the addition of Fiberxon’s results from July 1, 2007. Operating loss would have been $209,000 less in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss included share-based compensation expense of $1.4 million and $1.0 million in 2007 and 2006, respectively.
     Interest Expense, Cost of Debt Conversion and Other Income, Net
          Interest expense was $4.0 million and $3.5 million for 2007 and 2006, respectively. The $4.9 million of debt conversion costs in 2007 was associated with our exchange of the $23 million convertible notes into common stock. Other income, net principally includes interest income on cash, cash equivalents and investments, and gains or losses on foreign currency transactions. Interest income decreased $0.2 million. Losses on foreign currency transactions increased $1.1 million. Gains on the disposition of fixed assets were $37,000 and $467,000 in 2007 and 2006, respectively, a decrease of $430,000.
     Provision for Income Taxes
          The provision for income taxes was $3.9 million in both 2007 and 2006. In 2007, we generated less pre-tax income in the jurisdictions where we pay taxes, especially in the foreign subsidiaries comprising our network integration group where non-operating expenses, combined with moderately lower operating income, resulted in decreased tax expense of $1.1 million. This impact compared to 2006 was offset by the reduction in 2006 of the valuation allowance relating to $1.6 million of deferred income tax assets of a foreign subsidiary. Income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

     Tax Loss Carry Forwards
          As of December 31, 2007, we had NOLs of approximately $193.8 million for federal income tax purposes and approximately $199.6 million for state income tax purposes. We also had capital loss carry forwards totaling $47.6 million as of December 31, 2007, which begin to expire in 2009. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2007, the NOLs had a full valuation allowance.
Year Ended December 31, 2006 Compared
to Year Ended December 31, 2005
     Revenue
          The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2006	2005	Change	Change	Currency (2)

Networking equipment group	$96,002	$82,099	$13,903	17%	18%
Network integration group	181,502	164,133	17,369	11	12
Optical components group	93,381	50,446	42,935	85	88
All others	—	—	—	—	—

	370,885	296,678	74,207	25	27
Adjustments (1)	(14,396)	(12,980)	(1,416)	NM	NM

Total	$356,489	$283,698	$72,791	26%	27%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue and profit in inventory in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          The following table sets forth, for the periods indicated, external revenues by segment by geographical region (dollars in thousands):

Years ended December 31:	2006	2005	$ Change	% Change

Network equipment:
Americas	$42,677	$38,374	$4,303	11%
Europe	33,319	29,916	3,403	11
Asia Pacific	10,369	4,151	6,218	150
Other regions	199	204	(5)	(2)

Total network equipment	86,564	72,645	13,919	19

Network integration:

Years ended December 31:	2006	2005	$ Change	% Change

Europe	181,503	164,133	17,370	11

Total network integration	181,503	164,133	17,370	11

Fiber optic components:
Americas	73,889	34,824	39,065	112
Europe	4,288	4,296	(8)	—
Asia Pacific	10,202	7,518	2,684	36
Other regions	43	282	(239)	(85)

Total fiber optic components	88,422	46,920	41,502	88

Total	$356,489	$283,698	$72,791	26%

          Revenues for 2006 increased $72.8 million, or 26%, to $356.5 million from $283.7 million for 2005. Geographically, revenues in the Americas increased $43.4 million, or 59%, to $116.6 million for 2006 from $73.2 million for 2005, which was largely due to shipments of our fiber optic components for FTTP deployments. Revenues in Europe increased $20.8 million, or 11%, to $219.1 million for 2006 from $198.3 million in 2005, which was primarily a result of increased revenue from our network integration and distribution activities throughout Europe. Revenues in Asia Pacific increased $8.9 million, or 76%, to $20.6 million for 2006 from $11.7 million for 2005, primarily because of a large order shipped to a tier-one customer in Japan for MRV’s optical transport products. Revenue would have been $4.9 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
          Network Equipment Group. Revenues, including intersegment revenues, generated from our networking group increased $13.9 million, or 17%, to $96.0 million for 2006 as compared to $82.1 million for 2005, which was primarily the result of a large order shipped to a tier-one customer in Japan for our optical transport products. Revenue would have been $665,000 higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
          Network Integration Group. Revenues, including intersegment revenues, generated from our network integration group increased $17.4 million, or 11%, to $181.5 million for 2006 as compared to $164.1 million for 2005, which was due to increases in integration and distribution activities throughout Europe. Revenue would have been $2.7 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
          Optical Components Group. Our optical components group designs, manufactures and sells fiber optic components, which are described in the table above. Revenues, including intersegment revenue, generated from our optical components group increased $42.9 million, or 85%, to $93.4 million for 2006 as compared to $50.4 million for 2005. Approximately 69% of optical components’ revenue related to shipments of optical components used by those customers in the early stages of deploying FTTP networks. FTTP networks use fiber optic cables, rather than copper cables, to deliver voice, video and high-speed data to customer premises. These networks can transmit voice, data and video signals at speeds and capacities far exceeding the traditional broadband services offered by telecommunication providers. FTTP deployment will allow communication providers to offer superior services at very competitive prices. Shipments of FTTP products for 2006 totaled approximately $64.2 million, compared to $29.6 million for 2005. Additionally, revenue from metro transceivers increased 56% in 2006 to $19.5 million from $12.5 million in 2005. Revenue would have been $1.5 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.

     Gross Profit
          The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2006	2005	Change	Change	Currency (2)

Network equipment group	$49,930	$43,323	$6,607	15%	16%
Network integration group	44,875	40,912	3,963	10	11
Optical components group	17,797	5,597	12,200	218	223
All others	—	—	—	—	—

	112,602	89,832	22,770	26	27
Corporate unallocated cost of goods sold	(159)	(113)	(46)	41	41
Adjustments (1)	(161)	—	(161)	NM	NM

Total	$112,282	$89,719	$22,563	25%	27%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue and profit in inventory in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Gross profit increased $22.6 million, or 25%, to $112.3 million for 2006 from $89.7 million for 2005. Our gross margin was 31% for 2006, as compared to 32% for 2005. Gross margin was impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $311,000 for the recognition of share-based compensation expense in 2006. Gross profit would have been $1.4 million higher in 2006 had foreign currency exchange rates remained the same as they were in 2005.
          Network Equipment Group. Gross profit for our network equipment group was $49.9 million for 2006 compared to $43.3 million for 2005, an increase of $6.6 million. Gross margins were 52%, as compared to 53% for 2005, due to product mix. Gross profit would have been $458,000 higher in 2006 had foreign currency exchange rates remained the same as they were in 2005. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $90,000 for the recognition of share-based compensation expense in 2006.
          Network Integration Group. Gross profit for our network integration group was $44.9 million for 2006 compared to $40.9 million for 2005, an increase of $4.0 million. Gross margins were stable at 25% for 2005 and 2006. Gross profit would have been $704,000 higher in 2006 had foreign currency exchange rates remained the same as they were in 2005. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $1,000 for the recognition of share-based compensation expense in 2006.
          Optical Components Group. Gross profit for 2006 was $17.8 million, compared to $5.6 million for 2005, an increase of $12.2 million. Our optical components group gross margin increased to 19% for 2006, as compared to gross margin of 11% for 2005. The increase in gross margin in 2006 was primarily the result of increased revenue coupled with our transition of volume manufacturing to our optical components facility in Taiwan and to third-party contract manufacturers in China, which we expect to continue to result in savings in direct labor costs in connection with manufacturing. We will continue to assess the optimal cost structure within our operations, and attempt to adjust the cost structure as necessary. This increase in gross profit was partially offset by the $927,000 write-down of material associated with end-of-life and discontinued products produced in the United States related to legacy fiber-to-the-curb and fiber-to-the-home modules that were recorded in the fourth quarter of 2006. The effect of currency fluctuations did not have a significant impact on the year-over-year change in our gross profit. Gross profit was negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which reduced gross profit by $215,000 for the recognition of share-based compensation expense in 2006.

     Operating Costs and Expenses
          The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2006	2005	Change	Change	Currency (1)

Network equipment group	$54,844	$44,823	$10,021	22%	23%
Network integration group	33,678	30,558	3,120	10	12
Optical components group	18,502	14,910	3,592	24	25
All others	1,558	1,721	(163)	(9)	(9)

	108,582	92,012	16,570	18	19
Corporate unallocated operating expenses (2)	7,196	6,441	755	12	12

Total	$115,778	$98,453	$17,325	18%	19%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Corporate unallocated operating expenses include unallocated product development, and selling general administrative expenses.
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
          Network Equipment Group. Operating costs and expenses for 2006 were $54.8 million, or 57% of revenues, compared to 44.8 million, or 55% of revenues, for 2005. Operating costs and expenses increased $10.0 million, or 22%, in 2006 compared to 2005. The increase in operating costs and expenses was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense. Operating costs and expenses would have been $309,000 higher in 2006 had foreign currency exchange rates remained the same as they were in 2005. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased product development and engineering expenses by $441,000 and selling, general and administrative expenses by $689,000 for the recognition of share-based compensation expense in 2006.

          Network Integration Group. Operating costs and expenses for 2006 were $33.7 million, or 19% of revenues, compared to $30.6 million, or 19% of revenues, for 2005. Operating costs and expenses increased $3.1 million, or 10%, in 2006 compared to 2005. The increase in operating costs and expenses was primarily the result of increased sales and marketing expenses and share-based compensation expense. Operating costs and expenses would have been $574,000 higher in 2006 had foreign currency exchange rates remained the same as they were in 2005. Operating costs and expenses were negatively impacted by the adoption of SFAS No. 123(R) on January 1, 2006, which increased selling, general and administrative expenses by $538,000 for the recognition of share-based compensation expense in 2006.
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
     Operating Income (Loss)
          The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
Years ended December 31:	2006	2005	Change	Change	Currency (2)

Network equipment group	$(4,914)	$(1,500)	$(3,414)	228%	218%
Network integration group	11,197	10,354	843	8	9
Optical components group	(705)	(9,313)	8,608	(92)	(94)
All others	(1,558)	(1,721)	163	(9)	(9)

	4,020	(2,180)	6,200	(284)	(304)
Corporate unallocated expenses	(7,355)	(6,554)	(801)	12	12
Adjustments (1)	(161)	—	(161)	NM	NM

Total	$(3,496)	$(8,734)	$5,238	(60)%	(65)%

NM – not meaningful

(1)	Adjustments represent the elimination of intersegment revenue and profit in inventory in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

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
          Network Equipment Group. Our network equipment group reported an operating loss totaling $4.9 million for 2006, compared to an operating loss of $1.5 million for 2005, a decrease of $3.4 million. This decrease was primarily the result of increased sales and marketing expenses, particularly relating to the expansion of our North American sales organization, and share-based compensation expense of $1.2 million, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006. Operating loss would have been $148,000 less in 2006 had foreign currency exchange rates remained the same as they were in 2005.
          Network Integration Group. Our network integration group reported operating income totaling $11.2 million for 2006, compared to operating income of $10.4 million for 2005, an increase of $843,000. This increase was primarily the result of increased sales. Results were impacted by share-based compensation expense of $539,000, which we incurred as a consequence of the adoption of SFAS No. 123(R) on January 1, 2006. Operating income would have been $130,000 more in 2006 had foreign currency exchange rates remained the same as they were in 2005.
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
     Provision for Income Taxes
          The provision for income taxes for 2006 was $3.9 million as compared to $5.8 million for 2005. During 2006, we reduced the valuation allowance relating to $1.6 million of deferred income tax assets of a foreign subsidiary. Based on the foreign subsidiary’s recent income and expected future taxable income, we concluded that the subsidiary’s deferred income tax assets will be realized. During 2005, we recorded an additional valuation allowance against certain deferred income tax assets associated with foreign jurisdictions. Our income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

Recently Issued Accounting Standards
          For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 of Notes to Financial Statements included in Part II, Item 8, in this report.
Liquidity and Capital Resources
          We had cash and cash equivalents of $72.5 million as of December 31, 2007, a $19.2 million decrease from the $91.7 million in cash and cash equivalents as of December 31, 2006. The decrease in cash and cash equivalents was primarily the result of net cash payments of $19.9 million in connection with the acquisition of Fiberxon, cash used in operations and capital expenditures, partially offset by sales and maturities of marketable equity securities. The following table illustrates our cash position, which includes cash, cash equivalents, time deposits and short-term and long-term marketable securities, and debt position, which includes all short-term and long-term obligations (dollars in thousands):

	December 31,	December 31,
	2007	2006

Cash
Cash and cash equivalents	$72,474	$91,722
Short-term marketable securities	6,402	25,864
Long-term marketable securities	1,442	—
Time deposits	6,055	821

	86,373	118,407
Debt
5% convertible notes due 2008	—	23,000
Short-term obligations (1)	28,931	26,289
Long-term debt	66	88

	28,997	49,377

Cash in excess of debt	$57,376	$69,030

Ratio of cash to debt (2)	3.0:1	2.4:1

(1)	Includes current maturities of long-term debt.

(2)	Determined by dividing total cash by total debt.

     Working Capital
          The following table illustrates our working capital position (dollars in thousands):

	December 31,	December 31,
	2007	2006

Current assets	$326,183	$289,514
Current liabilities	198,290	116,927

Working capital	$127,893	$172,587

Current ratio (1)	1.6 : 1	2.5 : 1

(1)	Determined by dividing total current assets by total current liabilities.
          Current assets increased $36.7 million primarily as a result of increases in accounts receivable and inventories in connection with the acquisition of Fiberxon and increased sales at the network equipment and network integration groups, offset by net cash paid for Fiberxon. Fluctuations in current assets typically result from the timing of shipments of products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currency.
          Current liabilities increased $81.4 million primarily as a result of the acquisition of Fiberxon and increases in accounts payable, the $31.5 million deferred consideration payable related to the Fiberxon acquisition, and accrued liabilities. Fluctuations in current liabilities typically result from the timing of: payments to vendors for raw materials, settlement of accrued liabilities such as payroll related expenses and interest on short-term and long-term obligations, changes in deferred revenue, payments of income tax liabilities and the effects of changes in foreign currencies.
     Cash Flow
          The following table sets forth, for the periods indicated, certain cash flow data from our Statements of Cash Flows (dollars in thousands):

Years ended December 31:	2007	2006

Net cash provided by (used in):
Operating activities	$(8,621)	$(11,722)
Investing activities	(9,563)	(30,695)
Financing activities	(2,034)	65,484
Effect of exchange rate changes on cash and cash equivalents	970	671

Net change in cash and cash equivalents	$(19,248)	$23,738

     Cash Flows Related to Operating Activities. Cash used in operating activities was $ 8.6 million for the year ended December 31, 2007, compared to cash used in operating activities of $11.7 million for the same period last year. Cash used in operating activities is a result of our net loss adjusted for non-cash items such as depreciation and amortization, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes and gains on the disposition of fixed assets and changes in working capital. Changes in working capital in 2007 comprised increases in other liabilities, accounts receivable, and inventories, offset by decreases in accounts payable and accrued liabilities. Changes in working capital in 2006 comprised decreases in accounts receivable and increases in other current liabilities offset by increases in inventories and other assets.

          Cash Flows Related to Investing Activities. Cash used in investing activities was $9.6 million for 2007 compared to $30.7 million in 2006. Cash used in investing activities for 2007 included net cash paid to acquire Fiberxon ($19.9 million) and capital expenditures ($7.9 million) offset by the net sale of marketable securities ($18.0 million). Cash used in investing activities for 2006 was the result of capital expenditures and the purchase of short-term marketable securities. As of December 31, 2007, we had no plans for major capital expenditures other than approximately $4 million in leasehold improvements and equipment purchases for our new Chengdu factory.
          Cash Flows Related to Financing Activities. Cash flows used in financing activities were $2.0 million for 2007, as compared to cash flows provided by financing activities of $65.5 million for 2006. Cash used in financing activities in 2007 was the result of net payments on short-term and long-term obligations ($4.1 million), offset by employee stock option exercises ($2.1 million). Cash provided by financing activities in 2006 was the result of net proceeds from issuance of common stock ($69.9 million), employee stock option exercises ($2.5 million), and net payments on short-term and long-term obligations ($6.8 million).
          In March 2006, we completed a private placement of approximately 19.9 million shares of MRVC common stock at $3.75 per share with a group of institutional investors. The $69.9 million net proceeds have been partially used to acquire Fiberxon, for working capital, general corporate purposes and to support our recent growth in revenues.
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

     Contractual Obligations
          The following table illustrates our contractual obligations as of December 31, 2007 (in thousands):

		Less than 1			After 5
Contractual Obligations	Total	Year	1 – 3 Years	3 – 5 Years	Years

Operating leases	$26,915	$6,862	$9,583	$4,838	$5,632
Deferred consideration payable	30,561	—	30,561	—	—
Purchase commitments with suppliers and contract manufacturers	4,930	4,884	46	—	—
Short-term debt	28,795	28,795	—	—	—
Long-term debt	202	136	66	—	—

Total contractual obligations	$91,403	$40,677	$40,256	$4,838	$5,632

          Total contractual obligations as of December 31, 2007 were $91.4 million, of which, $40.7 million are due by December 31, 2008. Contractual obligations primarily consist of short-term and long-term obligations, including equipment and facilities operating leases, and unconditional purchase obligations for raw materials. Historically, these obligations have been satisfied through cash generated from our operations or other avenues and we expect that this trend will continue.
          We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate.
          We may limit our ability to use available net operating loss and capital loss carryforwards if we seek financing through issuance of additional equity securities. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. This change in equity ownership includes the issuance of shares made in connection with the acquisition of Fiberxon. For additional information on the potential limitations on our use of net operating loss and capital loss carry forwards available to us at December 31, 2006, see the Risk Factor under Item 1A. of Part I of this Report under the caption “Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products and the market acceptance of our products.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
          Interest Rates. Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of December 31, 2007, through a foreign office, we had one interest rate swap contract outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations. Unrealized gains on these interest swap contracts for the year ended December 31, 2007 were approximately $552,000 and unrealized gains for the year ended December 31, 2006 were approximately $161,000, and have been included in interest expense in the accompanying Statements of Operations.
          Foreign Exchange Rates. We operate on an international basis with a portion of our revenues and expenses transacted in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies affects our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have revenues and expenses in each of these foreign currencies, the effect on our results of operations from currency fluctuations is reduced.
          Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of December 31, 2007, we did not have any foreign exchange contracts outstanding.
          Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. These principally include the euro, the Israeli new shekel, the Swedish krona, the Swiss franc, the Chinese renminbi and the Taiwan dollar. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. When these transactions are settled in a currency other than the reporting currency, we recognize a foreign currency transaction gain or loss.
          When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 40% of our operating expenses are reported by these subsidiaries. In general, these currencies were stronger against the U.S. dollar for the year ended December 31, 2007 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2006. For 2007, we had approximately:
•	$28.0 million of operating expenses that were reported in euros;

•	$12.9 million of operating expenses that were reported in Swiss francs;

•	$8.4 million of operating expenses that were reported in Swedish krona; and

•	$5.3 million of operating expenses reported in the Taiwan dollar.
          Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2007, our costs would have increased approximately:
•	$2.8 million related to expenses settled in euros;

•	$1.3 million related to expenses settled in Swiss francs;

•	$0.8 million in expenses settled in Swedish kronas; and

•	$0.5 million in expenses settled in the Taiwan dollar.
          The following table indicates, for the periods indicated, the U.S. dollar equivalent of material amounts of currencies included in cash and cash equivalents (in thousands):

Years ended December 31:	2007	2006

U.S. dollars	$55,197	$77,442
Euros	7,051	4,304
Swedish kronas	2,392	2,172
Norwegian krone	1,916	—
Taiwan dollars	1,873	2,017
Renminbi	1,618	—
Swiss francs	1,213	5,787
Other	1,214	—

Total cash and cash equivalents	$72,474	$91,722

          Fluctuations in currency exchange rates of foreign currencies we hold have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements from period to period
          Inflation. We believe that the relatively moderate rate of inflation in the United States over the recent past has not had a significant impact on our sales, operating results, or prices of raw materials. However, we are exposed to a greater risk of inflation as a result of our operations in Taiwan, Israel, and China, in particular.

Item 8. Financial Statements and Supplemental Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, MRV Communications, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
Additionally, as discussed in Note 2 to the consolidated financial statements, MRV Communications, Inc. changed its method of accounting for Defined Benefit Pension and Other Postretirement Plans in accordance with Statement of Financial Accounting Standards No. 158 on January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRV Communications Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Woodland Hills, California
March 13, 2008

MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

Years ended December 31:	2007	2006	2005

Revenue	$448,237	$356,489	$283,698
Cost of goods sold	320,264	244,207	193,979

Gross profit	127,973	112,282	89,719

Operating costs and expenses:
Product development and engineering	32,956	28,187	26,051
Selling, general and administrative	101,998	87,539	72,402
Impairment of goodwill and other intangibles	—	52	—
Amortization of other intangibles	1,906	—	—

Total operating costs and expenses	136,860	115,778	98,453

Operating loss	(8,887)	(3,496)	(8,734)

Interest expense	(3,968)	(3,540)	(4,207)
Cost of debt conversion	(4,899)	—	—
Other income (expense), net	2,979	5,386	2,416

Loss before income taxes	(14,775)	(1,650)	(10,525)

Provision for income taxes	3,853	3,865	5,774

Net loss	$(18,628)	$(5,515)	$(16,299)

Net loss per share:
Basic and diluted	$(0.13)	$(0.05)	$(0.16)

Weighted average number of shares:
Basic and diluted	140,104	120,902	104,350

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except per share and par values)

December 31:	2007	2006

Assets
Current assets:
Cash and cash equivalents	$72,474	$91,722
Short-term marketable securities	6,402	25,864
Time deposits	6,055	821
Accounts receivable, net	128,368	95,244
Inventories	86,676	61,361
Deferred income taxes	838	895
Other current assets	25,370	13,607

Total current assets	326,183	289,514
Property and equipment, net	24,510	14,172
Goodwill	137,371	36,348
Deferred income taxes	907	1,460
Long term marketable securities	1,442	—
Intangibles, net	11,994	—
Other assets	5,097	4,728

Total assets	$507,504	$346,222

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$28,931	$26,289
Deferred consideration payable	30,561	—
Accounts payable	82,927	47,384
Accrued liabilities	38,902	29,704
Deferred revenue	9,203	7,624
Other current liabilities	7,766	5,926

Total current liabilities	198,290	116,927
Convertible notes	—	23,000
Other long-term liabilities	9,322	7,295
Minority interest	5,193	5,248
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 320,000 shares Issued — 158,480 shares in 2007 and 126,860 shares in 2006 Outstanding — 157,127 shares in 2007 and 125,507 shares in 2006	267	213
Additional paid-in capital	1,344,661	1,231,941
Accumulated deficit	(1,055,552)	(1,036,924)
Treasury stock — 1,353 shares in 2007 and 2006	(1,352)	(1,352)
Accumulated other comprehensive loss	6,675	(126)

Total stockholders’ equity	294,699	193,752

Total liabilities and stockholders’ equity	$507,504	$346,222

The accompanying notes are an integral part of these balance sheets.

MRV Communications, Inc.
Statements of Stockholders’ Equity
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Total

Balance, Dec. 31, 2004	104,073	$176	$1,155,474	$(1,015,110)	$(1,352)	$4,153	$143,341
Exercise of stock options and warrants	323	1	573	—	—	—	574
Issuance of common stock	100	—	162	—	—	—	162
Comprehensive income (loss):
Net loss	—	—	—	(16,299)	—	—	(16,299)
Net unrealized investment losses	—	—	—	—	—	(7)	(7)
Translation adjustment	—	—	—	—	—	(10,767)	(10,767)

Comprehensive loss							(27,073)

Balance, Dec. 31, 2005	104,496	177	1,156,209	(1,031,409)	(1,352)	(6,621)	117,004
Exercise of stock options and warrants	1,153	2	2,459	—	—	—	2,461
Issuance of common stock	19,858	34	69,831	—	—	—	69,865
Share-based compensation expense	—	—	3,442	—	—	—	3,442
Comprehensive income (loss):
Net loss	—	—	—	(5,515)	—	—	(5,515)
Net unrealized investment gains	—	—	—	—	—	4	4
Translation adjustment	—	—	—	—	—	6,491	6,491

Comprehensive loss							980

Balance, Dec. 31, 2006	125,507	213	1,231,941	(1,036,924)	(1,352)	(126)	193,752
Exercise of stock options	1,318	3	2,057	—	—	—	2,060
Issuance of common stock for Fiberxon acquisition	18,402	31	72,746	—	—	—	72,777
Issuance of common stock for conversion of convertible notes	11,900	20	28,005	—	—	—	28,025
Issuance of stock options for Fiberxon acquisition	—	—	6,006	—	—	—	6,006
Share-based compensation expense	—	—	3,906	—	—	—	3,906
Comprehensive income (loss):
Net loss	—	—	—	(18,628)	—	—	(18,628)
Net unrealized investment gains (losses)	—	—	—	—	—	(3)	(3)
Translation adjustment	—	—	—	—	—	5,824	5,824
Defined benefit pension plans, net of taxes:
Initial recognition of funded status	—	—	—	—	—	1,646	1,646
Amortization of transition obligation	—	—	—	—	—	(165)	(165)
Net gain arising during the period	—	—	—	—	—	(501)	(501)

Comprehensive income							6,801

Balance, Dec. 31, 2007	157,127	$267	$1,344,661	$(1,055,552)	$(1,352)	$6,675	$294,699

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

Years ended December 31:	2007	2006	2005

Cash flows from operating activities:
Net loss	$(18,628)	$(5,515)	$(16,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,335	5,446	7,086
Share-based compensation expense	3,906	3,442	162
Provision for doubtful accounts	327	1,225	748
Deferred income taxes	(1,312)	(1,346)	1,276
(Gain) loss on disposition of property and equipment	(37)	(467)	(37)
Cost of debt conversion	4,899	—	—
Gain on sale of equity method investment	—	(50)	—
Minority interests’ share of income	(55)	98	24
Impairment of goodwill and other intangibles	—	52	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	(2,929)	666	60
Accounts receivable	(6,851)	3,743	(21,569)
Inventories	(4,978)	(15,849)	(3,626)
Other assets	(2,394)	(5,260)	(777)
Accounts payable	11,719	(1,518)	6,437
Accrued liabilities	3,866	(952)	3,483
Deferred revenue	1,168	1,189	1,873
Other current liabilities	(5,657)	3,374	852

Net cash used in operating activities	(8,621)	(11,722)	(20,307)

Cash flows from investing activities:
Purchases of property and equipment	(7,867)	(5,454)	(3,351)
Proceeds from sale of property and equipment	167	509	94
Fiberxon acquisition, net of cash acquired	(19,886)	—	—
Proceeds from sale of equity method investment	—	100	—
Purchases of investments	(19,050)	(43,750)	(1,218)
Proceeds from sale or maturity of investments	37,073	17,950	6,277
Purchase of minority interest	—	(50)	(90)

Net cash provided by (used in) investing activities	(9,563)	(30,695)	1,712

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,060	72,326	574
Borrowings on short-term obligations	67,268	107,331	46,118
Payments on short-term obligations	(70,934)	(114,162)	(37,519)
Borrowings on long-term obligations	148	—	624
Payments on long-term obligations	(282)	(340)	(121)
Other long-term liabilities	(294)	329	1,257

Net cash provided by (used in) financing activities	(2,034)	65,484	10,933

Effect of exchange rate changes on cash and cash equivalents	970	671	(1,580)

Net increase (decrease) in cash and cash equivalents	(19,248)	23,738	(9,242)

Cash and cash equivalents, beginning of year	91,722	67,984	77,226

Cash and cash equivalents, end of year	$72,474	$91,722	$67,984

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes to Financial Statements
December 31, 2007
1. Description of Business
          MRV Communications, Inc, a Delaware corporation, (MRV) conducts its business along three principal segments: the network equipment group, the network integration group and the optical components group. MRV’s network equipment business designs, manufactures and sells equipment used by commercial customers, governments and telecommunications service providers, including switches, routers, physical layer products and out-of-band management products as well as specialized networking products for aerospace, defense and other applications including voice and cellular communication. The Europe-based network integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors as well as products developed and manufactured by the network equipment group. MRV’s optical components segment provides optical communications components for metropolitan, access and Fiber-to-the-Premises applications, through our wholly-owned subsidiaries Source Photonics, Inc. and Fiberxon, Inc. MRV markets and sells its products worldwide through a variety of channels, including a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators.
2. Summary of Significant Accounting Policies
Principles of Consolidation
          The accompanying financial statements include the accounts of MRV and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority owned subsidiaries when it has effective control, voting control or has provided the entity’s working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.
          The results of Fiberxon, Inc. have been included in the consolidated financial statements beginning with the acquisition date of July 1, 2007; see Note 18 Acquisition.
Foreign Currency
          Transactions originally denominated in other currencies are converted into functional currencies in accordance with Statements of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Increases or decreases in the expected amount of cash flows upon settlement of the transaction caused by changes in exchange rates are recorded as foreign currency gains and losses and are included in other income (expense) in determining net income (loss).
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
          Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. In Accordance with Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, we apply the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.
          MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.
Cash, Cash Equivalents and Time Deposits
          MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. MRV maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Time deposits of $6,055,000 and $821,000 as of December 31, 2007 and 2006, respectively, are restricted by short-term obligations.
Marketable Securities
          MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The original cost of MRV’s marketable securities approximated fair market value as of December 31, 2007 and 2006. Marketable securities mature at various dates through 2008 and 2009.
          Marketable securities consisted of the following (in thousands):

December 31:	2007	2006

Corporate issues	$7,844	$14,751
U.S. government issues	—	8,131
State and local government issues	—	1,500
Foreign government issues	—	1,482

Total	$7,844	$25,864

Accounts Receivable and Allowance for Doubtful Accounts
          MRV evaluates the collectability of accounts receivable based on a combination of factors. If MRV becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, MRV records an allowance to reduce the net receivable to the amount MRV reasonably believes can be collected from the customer. For all other customers, MRV recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial conditions of MRV’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.
          The following table summarizes the changes in the allowance for doubtful accounts during the periods presented (in thousands):

	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
	of Period	Expense	Other	Deductions	Period

December 31, 2005	$9,399	$748	$(1,050)	$(2,918)	$6,179
December 31, 2006	6,179	1,287	—	(897)	6,569
December 31, 2007	6,569	327	1,179	(1,424)	6,651

          During the year ended December 31, 2005, $1.1 million of the allowance for doubtful accounts was reduced based on period-end assessments of required allowances and has been included in the accompanying Statements of Operations. In 2007, $1.2 million of the increase in allowance was related to the opening balance of Fiberxon (See Note 18, Acquisition).
Inventories
          Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. At each balance sheet date, MRV evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, MRV maintains reserves for excess and obsolete inventory and the inventory balances are reported net of reserves. If future demand or market conditions are less favorable than MRV’s projections, or if the market value falls below historical cost, a write-down of inventory is made and reflected in cost of goods sold in the period the revision is made.
          Net inventories consisted of the following (in thousands):

December 31:	2007	2006

Raw materials	$29,863	$10,848
Work-in process	18,968	17,811
Finished goods	37,845	32,702

Total	$86,676	$61,361

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

          Property and equipment consisted of the following (in thousands):

December 31:	2007	2006

Property and equipment, at cost
Machinery and equipment	$47,494	$41,387
Computer hardware and software	28,291	18,396
Leasehold improvements	7,315	5,047
Furniture and fixtures	6,077	6,232
Building	4,781	3,892
Construction in progress	3,103	1,356
Land	362	60

Total property and equipment, at cost	97,423	76,370
Less – accumulated depreciation and amortization	(72,913)	(62,198)

Total	$24,510	$14,172

          Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $6.4 million, $5.5 million, and $7.1 million, respectively.
Goodwill and Other Intangibles
          Goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV’s annual impairment review date is October 1. Reviews for impairment are performed at three Reporting Units: the Network Integration Group, the Optical Components Group, and a component of the Network Equipment group comprising the US divisions. Intangible assets that are determined to have definite lives are amortized over their useful lives (See Note 3, Goodwill and Other Intangible Assets).
Investments
          MRV accounts for its investments in unconsolidated entities (See Note 2, Principles of Consolidation) under the provisions of Accounting Principles Board Opinions (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock, and related interpretations. Unconsolidated investments, for which MRV does not have the ability to exercise significant influence over operating and financial policies, are accounted for under the cost method. MRV accounts for investments for which we have the ability to exercise significant influence over in terms of operating and financial policies, under the equity method. In general, all investments in which MRV owns greater than 20% of the voting stock are accounted for under the equity method. Cost and equity method investments totaled $3.0 million as of December 31, 2007 and 2006, and are included in non-current other assets in the accompanying Balance Sheets.
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

Impairment of Long-Lived Assets
          MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired (See Goodwill and Other Intangibles above and Note 3, Goodwill and Other Intangible Assets, for policy regarding impairment of goodwill and other intangible assets). MRV considers events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on MRV’s weighted average costs of capital, which represents the blended after-tax costs of debt and equity. There were no impairment losses on tangible assets for the years ended December 31, 2007, 2006 and 2005.
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
Liability for Severance Pay
          Under the laws of certain foreign jurisdictions, MRV is obligated to make severance payments to employees in those foreign jurisdictions on the basis of factors such as each employee’s current salary and length of employment. The liability for severance pay is calculated as the amount that MRV would be required to pay if every employee were to separate as of the end of the period, and is recorded as part of other long-term liabilities.
Pensions
          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R)). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On January 1, 2007, MRV adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on MRV’s financial condition at January 1, 2007 has been included in the accompanying consolidated financial statements. Statement 158 did not have an effect on MRV’s consolidated financial condition at December 31, 2006. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as MRV already uses a measurement date of December 31 for its pension plan. See Note 9 for further discussion of the effect of adopting SFAS No. 158 on MRV’s consolidated financial statements.
Cost of Goods Sold
          Cost of goods sold includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.

Product Development and Engineering
          Product development and engineering costs are charged to expense as incurred.
Software Development Costs
          In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility in MRV’s circumstances occurs when a working model is completed. After technological feasibility is established, additional costs are capitalized.
          MRV believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.
Sales and Marketing
          Sales and marketing costs, which include advertising costs, are charged to expense as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising and tradeshow costs were $2.3 million, $2.0 million and $1.8 million, respectively.
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
Net Income (Loss) Per Share
          Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and warrants. For the years ended December 31, 2006 and 2005, dilutive potential shares include the shares associated with MRV’s outstanding 5% Convertible Notes issued in June 2003 (2003 Notes).
          SFAS No. 128, Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by MRV be treated as potential common shares outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that MRV has not yet recognized, and the amount of income tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce income taxes payable are assumed to be used to repurchase shares.
          For the years ended December 31, 2007, 2006 and 2005 there was no difference between the basic and diluted weighted average shares outstanding. Outstanding stock options and warrants to purchase 14.7 million, 11.7 million and 11.4 million shares for the years 2007, 2006 and 2005, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with the 2003 Convertible Notes were anti-dilutive and excluded from the computation of diluted net loss per share for the years 2006 and 2005.

Share-Based Compensation
          As discussed in Note 14, Share-Based Compensation, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV’s best estimates. Those estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 14 for further discussion on stock-based compensation and assumptions used.
Recently Issued Accounting Standards
          In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123(R) supersedes our previous accounting under APB No. 25. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123(R).
          MRV adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, the first day of the first quarter of 2006. In accordance with that transition method, MRV has not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). MRV has selected the Black-Scholes option-pricing model as an appropriate method for determining the estimated fair value of all MRV’s awards as required by SFAS No. 123(R). Compensation expense for all share-based equity awards are being recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123(R) had a material impact on MRV’s consolidated financial statements for the year ended December 31, 2006, and is expected to continue to materially impact MRV’s financial statements in the foreseeable future. See Note 14 Share-Based Compensation for more information on the impact of the new standard.
          In November 2005, the FASB issued FASB Staff Position (FSP) FAS No. 123 (R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP FAS 123(R)-3). FSP FAS 123(R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R). SFAS No. 123(R) requires a company to calculate the pool of excess income tax benefits available to absorb income tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the APIC Pool), assuming MRV had been following the recognition provisions prescribed by SFAS No. 123. MRV has elected to use the guidance in FSP FAS 123(R)-3 to calculate its APIC Pool. FSP FAS 123(R)-3 is effective immediately. The adoption of the FSP did not have a material effect on MRV’s financial condition, results of operations or liquidity.

          In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for financial statement disclosure of income tax positions taken or expected to be taken on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. MRV adopted FIN 48 on January 1, 2007, the date that it was effective for the company. There was no effect of adopting FIN 48 on net deferred income tax assets, liabilities or the balance of accumulated deficit. Upon adoption, there was no liability for income taxes associated with uncertain tax positions at January 1, 2007. MRV will include interest and penalties related to income tax liabilities with the income tax provision. There was no accrued interest or penalties relating to income tax liabilities as of January 1, 2007.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 became effective for MRV beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The adoption of SFAS 157 is not expected to have a material effect on MRV’s financial condition, its results of operations or liquidity.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement as of January 1, 2008 is not expected to have a material effect on MRV’s financial condition, results of operations or liquidity.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This standard requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of this statement will be a balance sheet reclassification of minority interests to stockholders’ equity.
          In December 2007, the FASB issued SFAS No. 141(R), which revises SFAS No. 141, Business Combinations, to simplify existing guidance and converge rulemaking under US GAAP with international accounting standards. SFAS No. 141(R) applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. Earlier adoption is prohibited. MRV is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, results of operations, or liquidity.

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
3. Goodwill and Other Intangible Assets
          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives are amortized over their useful lives.
          The following table summarizes the changes in carrying value of goodwill during the periods presented (in thousands):

December 31:	2007	2006	2005

Beginning balance	$36,348	$33,656	$37,747
Purchase of Fiberxon	98,917	—	—
Purchase of minority Interest	—	39	90
Impairment	—	(52)	—
Foreign currency translation	2,106	2,705	(4,181)

Total	$137,371	$36,348	$33,656

          Other intangibles assets consist of the intangibles assets identified as a result of the Fiberxon acquisition as of July 1, 2007. The following table summarizes MRV’s other intangible asset balances at December 31, 2007 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$8,500	$(773)	$7,727
Customer backlog	600	(600)	—
Customer relationships	4,800	(533)	4,267

Total other intangible assets	$13,900	$(1,906)	$11,994

          Amortization of these other intangibles was $1.9 million and $0 for the years ended December 31, 2007 and 2006, respectively (See Note 18, Acquisition). The estimated amortization for these intangibles over the next five years is shown in the table below (in thousands):

Year Ending December 31,

2008	$2,434
2009	2,257
2010	2,079
2011	1,901
2012	1,901

Total	$10,572

4. Restructuring Costs
          During the second quarter of 2001, Luminent’s (now Source Photonics) management approved and implemented a restructuring plan in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions primarily involved the reduction of workforce totaling $1.3 million, the abandonment of certain assets, including closed and abandoned facilities, amounting to $12.8 million and the cancellation and termination of purchase commitments totaling $6.2 million. In August 2007, MRV fulfilled the remaining $168,000 obligation relating to a lease obligation on an abandoned facility.
5. Accrued Liabilities
          Accrued liabilities consisted of the following (in thousands):

December 31:	2007	2006

Payroll and related	$18,906	$14,023
Professional fees	3,634	1,277
Non-income taxes	2,947	3,311
Product warranty	2,547	2,291
Deferred rent	1,591	1,537
Other	9,277	7,265

Total	$38,902	$29,704

6. Income Taxes
          The provision for income taxes is as follows (in thousands):

Years ended December 31:	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	5,165	5,211	4,498

	5,165	5,211	4,498

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,312)	(1,346)	1,276

	(1,312)	(1,346)	1,276

Total	$3,853	$3,865	$5,774

          The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

Years ended December 31:	2007	2006	2005

Income tax provision (benefit, at statutory federal rate)	(34)%	(34)%	(34)%
State and local income taxes, net of federal income taxes effect	(2)%	(2)%	(1)%
Credits	(7)%	(57)%	(9)%
Permanent differences	13%	5%	0%
Foreign taxes at rates different than domestic rates	10%	42%	(6)%
Expired capital loss carry forwards	551%	—	—
Change in valuation allowance	(505)%	280%	101%

Total	26%	234%	51%

          The components of deferred income taxes are as follows (in thousands):

December 31:	2007	2006

Allowance for doubtful accounts	$1,244	$1,548
Inventory reserve	4,331	6,763
Accrued liabilities	3,229	3,002
Other	4,036	4,091

	12,840	15,404
Valuation allowance	(12,002)	(14,509)

Net short-term deferred income tax assets	838	895

Net operating losses	109,018	102,380
Tax credits	10,651	9,688
Depreciation and amortization	2,446	3,108
Investments	176	174
Capital loss carry forwards	18,944	99,477
Other	1,291	2,011

	142,526	216,838
Valuation allowance	(141,619)	(215,378)

Net long-term deferred income tax assets	907	1,460

Total	$1,745	$2,355

          MRV records valuation allowances against deferred income tax assets, when necessary, in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of deferred income tax assets, such as net operating loss carry forwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, MRV assesses the likelihood that its deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, MRV establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During 2007 MRV released the valuation allowance of $81.4 million related to capital loss carry forwards which expired during the year. During 2007 and 2006, MRV recorded an additional valuation allowance totaling $5.0 million and $1.3 million, respectively against additional deferred income tax assets, principally domestic net operating losses and unrealized income tax credits due to a history of net losses. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized. During 2006, MRV reduced the valuation allowance relating to $1.6 million of deferred income tax assets of a foreign subsidiary. Based on the foreign subsidiary’s recent income and expected future taxable income, MRV concluded that the subsidiary’s deferred income tax assets will be realized.
          As of December 31, 2007, MRV had federal and state net operating loss carry forwards available of $193.8 million and $199.6 million, respectively. For the year ended December 31, 2007, MRV federal net operating loss carry forwards increased by $22.0 million, and state net operating loss carry forwards decreased by $14.8 million. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2027 and 2017, respectively. As of December 31, 2007, MRV had federal and state income tax credits of $5.9 million and $5.1 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2019 and 2008, respectively. Capital loss carry forwards totaling $47.6 million as of December 31, 2007, will begin to expire in 2009.

          In 1995, MRV, through a subsidiary in Israel, qualified for a program under which it is eligible for an income tax exemption on its income for a period of ten years from the beginning of the benefits period. This benefit expired in 2006. Due to operating losses at this subsidiary, no income tax benefit was received for either of the years ended December 31, 2006 or 2005.
          MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2007, MRV had approximately $57.4 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon MRV’s expectations of the future cash needs of its foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.
          In the event actual cash needs of MRV’s U.S. entities exceeds its current expectations or the actual cash needs of its foreign entities are less than expected, MRV may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense.
          With limited exception, MRV is no longer subject to U.S. federal audits by taxing authorities for years through 2003 and certain state, local and foreign income tax audits through 2001 to 2003. MRV does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No FIN 48 reserve was needed or recorded as of December 31, 2007.
7. Short-Term and Long-Term Obligations
          Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2007 and 2006, these short-term obligations totaled $28.8 million and $26.1 million, respectively. Certain assets of MRV’s subsidiaries including customer accounts receivables have been pledged as collateral on these borrowings. The weighted average interest rate on these obligations was approximately 5.8% and 4.4% as of December 31, 2007 and 2006, respectively. These obligations are incurred and settled in the local currencies of the respective subsidiaries.
          Long-term debt consisted of secured notes payable to financial institutions bearing interest at rates ranging from 6.0% to 7.6%. Principal and interest is payable in monthly and quarterly installments with various dates through February 2010. As of December 31, 2007 and 2006, long-term debt totaled $202,000 and $287,000, respectively. As of December 31, 2007, the remaining balance of $136,000 due in 2008 is included in short-term obligations in the 2007 balance sheet. As of December 31, 2006, $199,000 of long-term debt was due during 2007 and was included in short-term obligations in the 2006 balance sheet.
8. Derivative Financial Instruments
          MRV, through certain foreign offices, has entered into foreign exchange and interest rate swap contracts. All derivatives are held for purposes other than trading. The fair values of the derivatives are recorded in other current or non-current assets or liabilities in the accompanying Balance Sheets. No hedging relationship is designated for these derivatives held and they are marked to market through earnings. The fair value of these derivative instruments is based on quoted market prices. Cash flows from financial instruments are recognized in the Statements of Cash Flows in a manner consistent with the underlying transactions.
          Foreign Exchange Contracts. Certain foreign offices of MRV enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of December 31, 2007, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.

          Interest Rate Swaps. A foreign office of MRV manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of December 31, 2007 this foreign office had one interest rate swap contract maturing in 2008. MRV had an interest rate swap through the foreign office that matured in March 2007. Unrealized gains (losses) on these interest rate swaps for the years ended December 31, 2007 and 2006 were $552,000 and $161,000, respectively, which have been recorded in interest expense. The fair value and the carrying value of these interest rate swaps were $190,000 and $804,000 at December 31, 2007 and 2006, respectively, and were recorded in liabilities.
9. Pension Plan and 401K Plan
          MRV’s Switzerland-based subsidiary has a pension plan as mandated by local law. This plan requires MRV and the employees to make certain contributions each year. In past years, MRV accounted for this pension plan as a defined contribution plan. This plan is a reinsured cash balance pension plan that provides guaranteed interest credits on the compulsory retirement savings. Developments in these insurance company products in Switzerland have seen a gradual reversion of risks to the pension funds and to the sponsoring employer, and the insurance contracts may be cancelled or renegotiated. Given recent interpretations in Switzerland, employers now account for this type of pension plan as defined benefit plans under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), and MRV has applied SFAS 158 to this plan as of January 1, 2007. The following table summarizes the impact of adopting SFAS 158 on individual line items of the balance sheets (in thousands):

	Before		After
	Application		Application
	of SFAS		of SFAS
	158	Adjustments	158

Liability for pension benefits	$—	$2,195	$2,195
Deferred tax assets	1,460	549	2,009
Total assets	346,222	549	346,771
Accumulated other comprehensive income	(126)	1,646	1,520
Total stockholders’ equity	193,752	1,646	195,398

          The following tables set forth the obligations and funded status of the plan (in thousands):

2007

Change in benefit obligation:
Benefit obligation at January 1, 2007	$6,282
Service cost	754
Interest cost	167
Actuarial gain	(885)
Benefits paid	(399)

Benefit obligation at December 31, 2007	$5,919

Change in plan assets:
Fair value of plan assets at January 1, 2007	$4,087
Actual return on plan assets	(70)
Employer contribution	350
Plan participants’ contributions	245
Benefits paid	(399)

Fair value of plan assets at December 31, 2007	$4,213

Unfunded status at December 31, 2007	$(1,706)
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent liabilities	$(1,706)

          Components of Net Periodic Benefit Cost were (in thousands):

2007

Service cost	$754
Interest cost	167
Expected return on plan assets	(146)
Plan participants’ contributions	(245)
Amortization of transition obligation	219

Net periodic benefit cost	749
Net actuarial gain included in other comprehensive income	(668)

Total recognized in net periodic benefit cost and other comprehensive income	$81

          In determining its benefit obligation at December 31, 2007, MRV used a discount rate of 3.25% and a rate of compensation increase of 3.00%. In determining its net periodic benefit cost for the year ended December 31, 2007, MRV used a discount rate of 3.25%, an expected long-term return on plan assets of 4.00%, and a rate of compensation increase of 3.00%.
          MRV’s pension plan weighted-average asset allocations at December 31, 2007 by asset category were as follows (in thousands)

Asset Category	2007

Equity securities	47%
Debt securities	21%
Real estate	14%
Other	18%

Total	100%

Contributions
          MRV expects to contribute $315,000 to its pension plan in 2008.
Estimated Future Benefit Payments
          The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending December 31,

2008	$237
2009	220
2010	207
2011	195
2012	185
Years 2013-2017	1,018

401(k) Plan
          MRV sponsors a 401(k) plan (Plan) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute from 1% to 92% of their annual compensation to the Plan on a pretax basis. MRV matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees. MRV matching contributions to the Plan totaled $554,000, $687,000, and $590,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
10. Convertible Debt
          In June 2003, MRV completed the sale of $23.0 million principal amount of five-year 5% convertible notes due in 2008, to Deutsche Bank AG, London Branch, in a private placement. The 2003 Notes bore interest at 5% per annum and were convertible into shares of MRV’s common stock at a conversion price of $2.32 per share. The original 9,913,914 shares of MRV common stock issuable upon conversion were subsequently registered for resale by Deutsche Bank pursuant to a related Registration Rights Agreement dated June 1, 2003. As a condition of the 2003 Notes, MRV could not: (i) incur any form of unsecured indebtedness in excess of $17.0 million, plus obligations arising from accounts receivable financing transactions with recourse in the ordinary course of business and consistent with past practices, (ii) repurchase its common stock for an aggregate amount in excess of $5.0 million, or (iii) declare or pay any dividend on any of its capital stock, other than dividends of common stock with respect to its common stock. As of December 31, 2006, MRV was in compliance with the conditions of the 2003 Notes. MRV is using the net proceeds from the sale of the 2003 Notes for general corporate purposes and working capital. Interest expense related to these 2003 Notes amounted to $751,000 for the year ended December 31, 2007 and $1.2 million in each of the years ended December 31, 2006 and 2005.
          On August 10, 2007, MRV executed a Securities Exchange Agreement exchanging the 2003 Notes for 11,900,000 shares of MRV’s common stock. As a result of executing the Securities Exchange Agreement, any of MRV’s obligations related to the convertible notes, Securities Purchase Agreement, and the Registration Rights Agreement terminated effective August 10, 2007.

          MRV recorded the $4.9 million cost of debt conversion in accordance with the guidance provided in Statements of Financial Accounting Standards No. 84: Induced Conversions of Convertible Debt (an amendment of APB Opinion No. 26) (SFAS No. 84). The $4.9 million cost of debt conversion arose as a result of issuing 1,986,086 additional shares of common stock in excess of the terms required by the 2003 Notes. Additional paid in capital of $28 million was recorded in the balance sheet and $48,000 in interest was recorded in interest expense for the year ended December 31, 2007.
11. Commitments and Contingencies
Lease Commitments
          MRV leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2017. The aggregate minimum annual lease payments under leases in effect as of December 31, 2007 were as follows (in thousands):

Years Ending December 31,

2008	$6,862
2009	5,463
2010	4,120
2011	2,531
2012	2,307
Thereafter	5,632

Total	$26,915

          Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2007, 2006 and 2005, was $7.1 million, $7.0 million and $7.1 million, respectively.
Royalty Commitment
          Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government’s participation in research and development expenses for certain products. Amounts received by MRV from the participation of the Chief Scientist were offset against the related research and development expenses incurred. Accordingly, MRV’s royalty to the Chief Scientist is calculated at a rate of 2% to 5% of sales of such products developed with the participation up to the dollar amount of such participation, which is recorded in cost of goods sold. MRV did not receive any participation from the Chief Scientist for the years ended December 31, 2007, 2006 and 2005. The remaining future obligation as of December 31, 2007 is approximately $666,000 which is contingent on generating sufficient sales of this selected product line.

Litigation
          MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. MRV’s policy is to discuss these notices with the parties in an effort to demonstrate that MRV’s products and/or processes do not violate any patents. From time to time, MRV has been involved in such discussions with IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation, Finisar and Apcon. MRV does not believe that any of its products or processes violates any of the patents asserted by these parties and MRV further believes that it has meritorious defenses if any legal action is taken by any of these parties. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to MRV such claims could materially and adversely affect the business, operating results and financial condition of MRV.
          MRV has been named as a defendant in lawsuits involving matters that MRV considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying financial statements.
12. Product Warranty and Indemnification
          FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.
          The requirements of FIN 45 are applicable to MRV’s product warranty liability. As of December 31, 2007 and 2006, MRV’s product warranty liability recorded in accrued liabilities was $2.5 million and $2.3 million, respectively. The following table summarizes the activity related to the product warranty liability during the periods presented (in thousands):

Years ended December 31:	2007	2006

Beginning balance	$2,291	$2,328
Opening balance of acquired entities	81	—
Cost of warranty claims	(604)	(1,491)
Accruals for product warranties	779	1,454

Total	$2,547	$2,291

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
13. Stockholders’ Equity
Authorized Shares
          On May 29, 2007, MRV stockholders approved an increase in the authorized number of $0.0017 par value common stock shares from 160 million to 320 million shares. MRV is authorized to issue up to 1 million shares of its $0.01 par value preferred stock.
          In March 2006, MRV completed a private placement with a group of institutional investors, of approximately 19.9 million shares of its common stock at $3.75 per share, for gross proceeds of approximately $74.5 million.
Stock Repurchase Program
          On June 13, 2002, MRV announced that its board of directors had approved a program to repurchase up to 7 million shares of its common stock. Through December 31, 2007, MRV had repurchased a total of 1.4 million shares of its common stock at a cost of $1.4 million under this program. MRV did not repurchase any of its common stock during the years ended December 31, 2007, 2006 and 2005.
Stock Options and Warrants
          MRV’s stock option and warrant plans provide for granting options, and warrants to purchase shares of MRV’s common stock, to employees, directors and non-employees performing consulting or advisory services for MRV. Under these plans, stock options and warrant exercise prices generally equal the fair market value of MRV’s common stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The stock option plans provide for granting incentive stock options, as well as nonstatutory options, and are at the discretion of the board of directors. As of December 31, 2007, 11.4 million shares of common stock were available for future awards under the plans (See Note 14, Share-Based Compensation).
14. Share-Based Compensation
          Effective January 1, 2006, MRV adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires measuring and recognizing compensation expense, based on estimated fair values, for all share-based payment awards made to MRV’s employees and directors. MRV previously applied the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

     Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
          Prior to the adoption of SFAS No. 123(R), MRV provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. For the year ended December 31, 2005, MRV recorded $162,000 of share-based compensation expense under SFAS No. 123 for the issuance of 100,000 shares to employees. No additional share-based compensation expense was reflected in MRV’s results of operations for the year ended December 31, 2005 as all options were granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.
          The pro forma information for the year ended December 31, 2005 was as follows (in thousands, except per share data):

2005

Net loss, as reported	$(16,299)
Add: SFAS No. 123 share-based compensation expense included in reported net loss	162
Deduct: Total SFAS No. 123 share-based compensation expense determined under fair value method for all awards	(6,172)

Net loss, pro forma	$(22,309)

Earnings per share:
Basic and diluted net loss per share – as reported	$(0.16)
Basic and diluted net loss per share – pro forma	$(0.21)

     Adoption of SFAS No. 123(R)
          MRV adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, MRV recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 was in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, MRV has continued to recognize compensation expense using the straight-line amortization method. For share-based awards granted beginning January 1, 2006, MRV has recognized compensation expense based on the grant date estimated fair value method required under SFAS No. 123(R). For these awards, MRV has also recognized compensation expense using a straight-line amortization method. SFAS No. 123(R) requires computing share-based compensation expense on awards that are ultimately expected to vest. Estimated share-based compensation for the years ended December 31, 2007 and 2006 were reduced for estimated forfeitures. The impact on MRV’s results of operations of recording share-based compensation under SFAS No. 123(R), rather than had we continued to account for share-based compensation under APB No. 25, for the years ended December 31, 2007 and 2006 were as follows (in thousands, except per share data):

Years ended December 31:	2007	2006

Cost of goods sold	$370	$311
Product development and engineering	885	775
Selling, general and administrative	2,651	2,356

Total share-based compensation expense	$3,906	$3,442

          The amount of share-based compensation expense capitalized as part of inventory was insignificant for all periods presented. The weighted average fair values of awards granted during the years ended December 31, 2007, 2006 and 2005 were $1.43, $1.64 and $1.32 per share, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $3.3 million and $6.4 million, respectively. For the years ended December 31, 2007 and 2006, the income tax benefits realized from exercised stock options and similar awards was immaterial. As of December 31, 2007, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $6.3 million which is expected to be amortized over a weighted-average period of 2.5 years.
     Valuation Assumptions
          MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes model requires the use of subjective and complex assumptions, including the option’s expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during each of the following years:

	2007	2006	2005

Risk-free interest rate	4.5%	4.8%	4.1%
Dividend yield	0%	0%	0%
Volatility	65.1%	80.8%	67.1%
Expected life	3.4 yrs	3.2 yrs	4.0 yrs

     Share-Based Payment Award Activity
          The following table summarizes option share-based payment award activity for the two-year period ended December 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	Under Option	Exercise	Term (in	Value (in
	(in 000’s)	Price	years)	000’s)

Outstanding, January 1, 2006	11,088	$3.12
Granted	2,653	$3.03
Exercised	(1,152)	$2.14
Cancelled and forfeited	(870)	$4.51

Outstanding, December 31, 2006	11,719	$3.09
Granted	5,285	$2.09
Exercised	(1,318)	$1.56
Cancelled and forfeited	(964)	$4.96

Outstanding, December 31, 2007	14,722	$2.74	7.0	$4,830

Vested & Expected to Vest, December 31, 2007	14,104	$2.75	6.9	$4,777

Exercisable as of December 31, 2007	9,042	$2.80	6.0	$4,425

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on MRV’s closing stock price of $2.32 at December 31, 2007, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.
          The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2007 (in thousands, except years and per-share amounts):

					Weighted
	Options	Weighted		Options	Average
	Outstanding	Average	Weighted	Exercisable	Exercise
Range of	as of	Remaining	Average	as of	Price of
Exercise	December	Contractual	Exercise	December	Exercisable
prices	31, 2007	Life (years)	Price	31, 2007	Options

$0.27-$1.10	2,435	5.3	$0.78	2,286	$0.77
$1.11-$2.33	2,317	7.2	$1.86	1,527	$1.74
$2.34-$2.56	2,335	8.2	$2.47	1,062	$2.48
$2.57-$2.78	2,583	8.1	$2.65	639	$2.70
$2.79-$3.41	2,539	6.5	$3.01	1,684	$3.00
$3.42-$27.91	2,513	6.7	$5.54	1,844	$6.23

$0.27-$27.91	14,722	7.0	$2.74	9,042	$2.80

          The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2007	2006	2005

Total intrinsic value of stock options exercised	$2,247	$1,909	$401
Cash received from stock options exercised	2,059	2,461	574

15. Segment Reporting and Geographical Information
          MRV divides and operates its business based on three segments: the network equipment group, the network integration group, and the optical components group. In 2007, MRV disaggregated its networking reporting segment and began disclosing the network equipment group separately from the network integration group. Prior year amounts have been reclassified to conform to the current year presentation. The network equipment group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The network integration group provides value-added integration and support services for customers’ networks. The optical components group designs, manufactures and distributes optical components and optical subsystems. Segment information is therefore being provided on this basis.
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

          Business segment revenues, including intersegment revenues, are as follows (in thousands):

Years ended December 31:	2007	2006	2005

Network equipment group	$105,357	$96,002	$82,099
Network integration group	213,976	181,502	164,133
Optical components group	144,860	93,381	50,446
All others	114	—	—

	464,307	370,885	296,678
Intersegment adjustment	(16,070)	(14,396)	(12,980)

Total	$448,237	$356,489	$283,698

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
          For the year ended December 31, 2006, MRV had one customer, Tellabs, Inc., an original equipment manufacturer for Verizon Communications Inc., which accounted for 13% of revenues. For the years ended December 31, 2005 and 2007, no single customer accounted for 10% or more of revenues. As of December 31, 2007 and 2006, MRV had no single customer that accounted for 10% or more of accounts receivable. MRV does not track customer revenue by region for each individual reporting segment.
          A summary of external revenue by geographical region is as follows (in thousands):

Years ended December 31:	2007	2006	2005

Americas	$142,522	$116,566	$73,323
Europe	258,525	219,110	198,129
Asia Pacific	47,088	20,571	11,669
Other regions	102	242	577

Total	$448,237	$356,489	$283,698

          A summary of long-lived assets, consisting of property and equipment, by geographical region is as follows (in thousands):

December 31:	2007	2006

Americas	$5,111	$3,595
Europe	8,601	7,277
Asia Pacific	10,798	3,300
Other regions	—	—

Total	$24,510	$14,172

          Business segment operating income (loss) is as follows (in thousands):

Years ended December 31:	2007	2006	2005

Network equipment group	$(7,903)	$(4,914)	$(1,500)
Network integration group	10,432	11,197	10,354
Optical components group	(1,414)	(705)	(9,313)
All other	(1,526)	(1,558)	(1,721)

	(411)	4,020	(2,180)
Corporate unallocated operating expenses	(7,939)	(7,355)	(6,554)
Intersegment adjustments	(537)	(161)	—

Total	$(8,887)	$(3,496)	$(8,734)

          Income (loss) before provision for income taxes is as follows (in thousands):

Years ended December 31:	2007	2006	2005

Domestic	$(19,542)	$(17,190)	$(17,654)
Foreign	4,767	15,540	7,129

Total	$(14,775)	$(1,650)	$(10,525)

16. Other Income (Expense), Net
          Other income (expense), net consisted of the following (in thousands):

Years ended December 31:	2007	2006	2005

Interest income	$4,729	$4,972	$2,024
Loss on foreign currency transactions	(1,357)	(253)	(170)
Gain (loss) on disposition of assets	37	467	37
Other, net	(430)	200	525

Total	$2,979	$5,386	$2,416

17. Supplemental Statements of Cash Flow Information
          Supplemental Statements of Cash Flow information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

Years ended December 31:	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$3,879	$3,936	$3,221
Cash paid during year for income taxes	$7,304	$3,153	$4,209

Non-cash transactions:
Issuance of common stock for conversion of debt to equity	$28,025
Issuance of common stock and stock options in connection with acquisition of Fiberxon	$78,783
Deferred purchase price obligation in connection with acquisition of Fiberxon	$31,500

          The following sets forth the changes in assets and liabilities resulting from the purchase price allocation in connection with the acquisition of Fiberxon (See Note 18, Acquisition), for which adjustment was made in the Consolidated Statements of Cash Flows:

2007

Tangible assets	$61,252
Intangible assets	13,900
Goodwill	98,917
Assumed liabilities	(39,148)

Total purchase price	$134,921

18. Acquisition
          On July 1, 2007, MRV acquired Fiberxon, Inc. (“Fiberxon”), a privately-held Delaware corporation. Fiberxon develops and manufactures modular optical link interfaces for telecommunication systems and networks, with principal manufacturing operations in China. We believe that the acquisition of Fiberxon adds an established, vertically integrated manufacturing, sales and distribution model in China and strengthens MRV’s optical component groups positioning in Asia-Pacific, Europe and North America. MRV has announced its intention to contribute the capital stock of Fiberxon to Source Photonics, Inc. (“Source Photonics”), a wholly-owned subsidiary of MRV, or otherwise combine Fiberxon’s business with that of Source Photonics. In exchange for the outstanding capital stock of Fiberxon, MRV agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of MRV’s common stock (excluding 2.8 million shares of MRV’s common stock underlying the assumption of Fiberxon outstanding stock options), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of MRV’s common stock, or a combination thereof, if Source Photonics does not complete an initial public offering (an “IPO”) of its common stock. The third component of the purchase consideration may amount to more or less than $31.5 million if Source Photonics successfully completes an IPO on or prior to March 27, 2009. In such event and in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Source Photonics IPO, less the discount provided to the underwriters, by (y) the total number of shares of Source Photonics Common Stock outstanding immediately prior to the effectiveness of the agreement between Source Photonics and the underwriters of the Source Photonics IPO.

          Prior to closing, an amendment to the Agreement and Plan of Merger between MRV and Fiberxon was executed, which amended certain terms. The amendment 1) removed the condition for Fiberxon to deliver audited consolidated financial statements prior to closing, 2) restricted the transferability of the MRV shares issued to the Fiberxon stockholders until the earlier of one year from the closing date or three trading days after the Financials Receipt Date, 3) extended the duration of the related set-off period during which MRV may exercise its rights of set-off to the earlier of 18 months from the Financials Receipt Date or the third trading day after the Source Photonics IPO, 4) reached agreement to share equally the third-party, out-of-pocket fees and expenses associated with the preparation and delivery of Fiberxon’s audited financial statements to MRV, and 5) established an intended closing and effective date of July 1, 2007. In regards to the set-off rights, up to $13 million of the deferred compensation payment has been made available for indemnification purposes relating to certain damages pertaining to circumstances existing at the effective July 1, 2007 date. Up to $5 million of the deferred compensation payment has been made available for indemnification purposes relating to certain damages incurred pertaining to certain circumstances arising during the set-off period. The set-off period ends on the earlier of 1) the date of the Source Photonics IPO closing or 2) the IPO deadline of March 27, 2009.
          As a result of obligations MRV agreed to undertake in connection with its acquisition of Fiberxon, MRV obtained an agreement to waive various covenants with respect to the 2003 Convertible Notes. The agreement waived the covenant restricting MRV’s ability to incur any indebtedness in excess of $17.0 million plus obligations arising from accounts receivable financing transactions with recourse through MRV’s foreign offices, in the ordinary course of business and consistent with past practices. See Note 10 for further discussion of the Convertible Notes.
          MRV accounted for the acquisition as a purchase in accordance with the guidance in Statement of Financial Accounting Standards No. 141 (SFAS No. 141) Business Combinations; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date.
          The total purchase price of $134.9 million was composed of (in thousands):

Cash	$17,651
MRV common stock issued	72,777
MRV stock options exchanged for Fiberxon stock options	7,604
Less: fair value of unvested MRV stock options exchanged for Fiberxon stock options	(1,598)
Bonus payment to close	3,000
Deferred consideration	31,500
Less: recoverable costs	(939)
Legal, professional and banker’s fees related to acquisition cost	4,926

Total	$134,921

          MRV and Fiberxon’s stockholders agreed to share the costs incurred following the closing to reconstruct Fiberxon’s prior years’ financial statements, and compilation and audit services incurred to produce Fiberxon’s audited financial statements in the form and content required under SEC rules. MRV paid for all of the costs on behalf of both entities and deducted the $939,000 portion attributable to the Fiberxon stockholders’ responsibility, from the purchase price per the amended agreement on June 26, 2007.

          MRV believes the methodology and estimates used to value the net tangible assets and intangible assets are reasonable. The following table shows the allocation of purchase price (in thousands):

Net tangible assets acquired	$22,104
Intangible assets acquired:
Developed technology	8,500
Customer backlog	600
Customer relationships	4,800
Goodwill	98,917

Total purchase price	$134,921

          The following table summarizes the components of the net tangible assets acquired at fair value (in thousands):

Accounts receivable	$19,410
Inventories	17,896
Property and equipment	9,033
Other assets and liabilities, net	(24,235)

Net tangible assets acquired	$22,104

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
          In connection with the purchase price allocation, MRV recorded a $2.2 million net deferred tax liability. The deferred tax liability arose as a result of the $13.9 million value assigned to identifiable intangible assets, offset by deferred tax assets related to accruals and reserves.
          The following unaudited pro forma condensed combined financial data below is based on current and historical unaudited financial statements of MRV and Fiberxon after giving effect to MRV’s acquisition of Fiberxon and the assumptions and adjustments described in this note. For the year ended December 31, 2007, Fiberxon’s unaudited statement of operations data reflects its results of operations for the six months period ended June 30, 2007. Fiberxon’s results of operations for the six months ended December 31, 2007 are included in MRV’s consolidated financial statements subsequent to the July 1, 2007 acquisition date. The unaudited pro forma condensed combined financial data of MRV and Fiberxon reflect results of operations as though the companies had been combined as of the beginning of each of the periods presented:

Years ended December 31:	2007	2006

Pro forma net revenue	$487,701	$404,583

Pro forma net loss	$(20,951)	$(15,666)

Pro forma net loss per share (basic)	$(0.15)	$(0.13)

Pro forma net loss per share (diluted)	$(0.15)	$(0.13)

The unaudited pro forma condensed combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

19. Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
Three months ended:	2007	2007	2007	2007

Revenue	$89,679	$101,962	$115,700	$140,896
Cost of goods sold (1)	61,363	72,063	85,345	101,493

Gross profit	28,316	29,899	30,355	39,403
Operating costs and expenses:
Product development and engineering (2)	7,306	6,846	9,314	9,490
Selling, general and administrative (3)	22,739	24,035	25,759	29,465
Amortization of intangibles	—	—	806	1100

Total operating costs and expenses	30,045	30,881	35,879	40,055

Operating income (loss)	(1,729)	(982)	(5,524)	(652)
Interest expense	(1,052)	(964)	(1,075)	(877)
Cost of debt conversion	—	—	(4,899)	—

Other income, net	1,435	1,207	201	136

Loss before income taxes	(1,346)	(739)	(11,297)	(1,393)
Provision for income taxes	870	1,721	1,274	(12)

Net loss	$(2,216)	$(2,460)	$(12,571)	$(1,381)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.01)
Weighted average number of shares:
Basic and diluted	125,758	126,011	151,183	157,000

	March 31,	June 30,	September 30,	December 31,
Three months ended:	2006	2006	2006	2006

Revenue	$77,262	$86,965	$89,616	$102,646
Cost of goods sold (1)	51,517	60,256	60,962	71,342

Gross profit	25,745	26,709	28,654	31,304
Operating costs and expenses:
Product development and engineering (2)	6,980	6,672	7,331	7,204
Selling, general and administrative (3)	20,674	21,823	20,991	24,181
Impairment of goodwill and other intangibles	—	52	—	—

Total operating costs and expenses	27,654	28,547	28,322	31,385

Operating income (loss)	(1,909)	(1,838)	332	(81)
Interest expense	(1,056)	(733)	(819)	(932)
Other income, net	616	1,050	1,646	2,074

Income (loss) before income taxes	(2,349)	(1,521)	1,159	1,061
Provision for income taxes	1,332	1,122	943	468

Net income (loss)	$(3,681)	$(2,643)	$216	$593

Net income (loss) per share:
Basic	$(0.03)	$(0.02)	$0.00	$0.00
Diluted	$(0.03)	$(0.02)	$0.00	$0.00
Weighted average number of shares:
Basic	107,714	125,073	125,202	125,376
Diluted	107,714	125,073	126,365	128,551

(1)	Cost of goods sold included share-based compensation expense under SFAS No. 123(R) of $85,000, $80,000, $112,000 and $93,000 for the three months ended March 31, June 30, September 30, and December 31, 2007, respectively. Cost of goods sold included share-based compensation expense under SFAS No. 123(R) of $72,000, $76,000, $83,000 and $80,000 for the three months ended March 31, June 30, September 30, and December 31, 2006, respectively.

(2)	Product development and engineering expense included share-based compensation expense under SFAS No. 123(R) of $190,000, $181,000, $228,000 and $286,000 for the three months ended March 31, June 30, September 30, and December 31, 2007, respectively Product development and engineering expense included share-based compensation expense under SFAS No. 123(R) of $205,000, $184,000, $190,000 and $196,000 for the three months ended March 31, June 30, September 30, and December 31, 2006, respectively.

(3)	Selling, general and administrative expense included share-based compensation expense under SFAS 123(R) of $550,000, $556,000, $892,000 and $653,000 for the three months ended March 31, June 30, September 30, and December 31, 2007, respectively. Selling, general and administrative expense included share-based compensation expense under SFAS 123(R) of $462,000, $615,000, $589,000 and $690,000 for the three months ended March 31, June 30, September 30, and December 31, 2006, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
          Under the supervision and with the participation of MRV’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Changes in Internal Control Over Financial Reporting
          An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting for MRV, as this term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          All internal control systems, no matter how well designed, have inherent limitations. These inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
          During the year ended December 31, 2007 MRV acquired Fiberxon, Inc. on July 1, 2007. In accordance with SEC regulations, management elected to exclude Fiberxon from its 2007 assessment of and report on internal control over financial reporting. Fiberxon accounted for 34% and 44% of total and net assets, respectively, as of December 31, 2007 and 9% and 26% of revenues and net loss, respectively, for the year then ended.
          Under the supervision and with the participation of MRV management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this evaluation, management concluded that MRV’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein..

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited MRV Communications, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fiberxon, Inc. which is included in the 2007 consolidated financial statements of MRV Communications, Inc. and constituted 34% and 44% of total and net assets, respectively, as of December 31, 2007 and 9% and 26% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of MRV Communications Inc. also did not include an evaluation of the internal control over financial reporting of Fiberxon, Inc.
In our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’

equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Woodland Hills, California
March 13, 2008

Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information required by this Item is hereby incorporated by reference from our Definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Code of Business Conduct and Corporate Governance
          We have adopted a Code of Business Conduct and Corporate Governance that applies to all of our directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Controller and other employees who perform financial or accounting functions are set forth in the section of our Code of Business Conduct and Corporate Governance, entitled Special Ethics Obligations of Employees with Financial Reporting Responsibilities. The Code is available through our web site at www.mrv.com. Printed copies are available free of charge and may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (818) 886-6782 or by e-mail at ir@mrv.com.
          We intend to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended, regarding an amendment to, or a waiver from, our Code of Business Conduct and Corporate Governance by posting such information on our web site at www.mrv.com.
Item 11. Executive Compensation.
          The information required by this Item is hereby incorporated by reference from our Definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters.
          The information required by this Item is hereby incorporated by reference from our Definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          None.
Item 14. Principal Accounting Fees and Services.
          The information required by this Item is hereby incorporated by reference from our Definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
          (a) (1)  The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated:
          (2)  Schedule II-Valuation and Qualifying Accounts 110
          Schedules not listed above have been omitted because the information required to be set forth therein is shown in the financial statements or notes thereto.
          (3) Exhibits

Exhibit
No.	Description

2.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc., (incorporated by reference to Exhibit 4.1 of MRV’s Current Report on Form 8-K filed with the SEC on August 2, 2007)

2.2	Bylaws (incorporated by reference to Exhibit 3b filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003))

2.3	Bylaws of MRV Communications, Inc., as amended effective October 17, 2007 (incorporated by reference to Exhibit 3.2 of MRV’s Current Report on Form 8-K filed with the SEC on October 23, 2007)

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.5 filed as part of Registrant’s Registration Statement on Form S-3 (File No. 333-64017)

10.1	Key Employee Agreement between MRV and Noam Lotan dated March 23, 1993 (incorporated by reference to Exhibit 10b(1) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003))

10.2	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003))

10.3	Letter amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference to Exhibit 10b(1)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516))

10.4	Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3) filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003))

10.5	Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)1 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-48003))

10.6	Form of Letter amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference to Exhibit 10b(3)2 filed as part of Registrant’s Registration Statement on Form S-1 (File No. 33-86516))

10.7	Standard Industrial/Commercial Single-Tenant Lease dated October 8, 1996 between MRV and Nordhoff Development relating to the premises located at 20415 Nordhoff Street, Chatsworth, California (incorporated by reference to Exhibit No. 10.23 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed April 15, 1997)

10.8	Amendment to Lease between Nordhoff Industrial and the Registrant dated December 14, 2001 relating to premises located at 20415 Nordhoff Street (incorporated by reference to Exhibit 10.65 of MRV’s Form 10-K filed with the SEC on March 21, 2002)

10.9	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on November 14, 2001)

Exhibit
No.	Description

10.10	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 24, 1999 (file no. 333-87735))

10.11	2007 Omnibus Incentive Plan (incorporated by reference to Appendix A included in MRV’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders filed with the SEC on May 29, 2007)

10.12	Form of Notice of Grant and Agreement for grant of Non Qualified Stock Option Award 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A included in MRV’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders filed with the SEC on May 29, 2007)

10.13	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109))

10.14	Form of Stock Option Agreement for the Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on July 17, 2003 (file no. 333-107109))

10.15	Framework Agreement by and among Huagong Tech Company Limited, registrant, Wuhan Huagong Genuine Optics Technology Co., Ltd. and Luminent, Inc. dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 of MRV’s Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 2, 2006)

10.16	Letter Agreement dated July 18, 2006 by and among Huagong Tech Company Limited, registrant, Wuhan Huagong Genuine Optics Technology Co., Ltd. (HG Genuine) and Luminent, Inc. mutually terminating Framework Agreement (incorporated by reference to Exhibit 10.2 of MRV’s Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 2, 2006)

10.17	Extension Addendum between Bud H. Harris successor Lessor to Nordhoff Development, a General Partnership and the Registrant dated September 26, 2006 relating to premises located at 20415 Nordhoff Street (incorporated by reference to MRV’s Form 10-K for the year ended December 31, 2006 filed with the SEC on March 6, 2007)

Exhibit
No.	Description

10.18	Agreement and Plan of Merger dated January 26, 2007 by and among Fiberxon, Inc., registrant, and registrant’s wholly-owned subsidiaries Lighthouse Transition Corporation and Lighthouse Acquisition Corporation, under which registrant agreed to acquire Fiberxon (incorporated by reference to Exhibit 10.1 of MRV’s Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 7, 2007)

10.19	Consent and Waiver dated April 17, 2007 from Deutsche Bank AG London Brabch (incorporated by reference to Exhibit 99.1 of MRV’s Current Report on Form 8-K filed with the SEC on August 2, 2007)

10.20	Amendment No. 1 to the Agreement and Plan of Merger dated June 26, 2007 by and among Fiberxon, Inc., registrant, and registrant’s wholly-owned subsidiaries, Lighthouse Transition Corporation and Lighthouse Acquisition Corporation (incorporated by reference to Exhibit 99.1 of MRV’s Current Report on Form 8-K filed with the SEC on July 2, 2007)

10.21	Securities Exchange Agreement dated as of August 10, 2007 between MRV Communications, Inc. and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 99.1 of MRV’s Current Report on Form 8-K filed with the SEC on August 13, 2007)

13.1	Those portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2007 that have been incorporated by reference into this Annual Report on Form 10-K.

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included following signature page)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Schedule II
Valuation and Qualifying Accounts

	Balance	Charged
	at	to Cost				Balance
	Beginning	and				at End of
Description	of Period	Expense	Other		Deductions	Period
Allowance for Doubtful Accounts

Year Ended:

December 31, 2005	$9,399	$748	$(1,050	) (1)	$(2,918)	$6,179

December 31, 2006	6,179	1,287	—		(897)	6,569

December 31, 2007	6,569	327	1,179	(2)	(1,424)	6,651

Inventory Reserve

Year Ended:

December 31, 2005	34,538	1,170	—		(6,416)	29,292

December 31, 2006	29,292	4,653	—		(3,458)	30,487

December 31, 2007	30,487	2,932	2,957	(2)	(7,118)	29,258

Warranty Reserve

Year Ended:

December 31, 2005	2,537	1,081	—		(1,290)	2,328

December 31, 2006	2,328	1,442	—		(1,479)	2,291

December 31, 2007	2,291	779	81	(2)	(604)	2,547

[1]	During 2005, $1.1 million of the allowance for doubtful accounts was reduced based on period-end assessments of required allowances, and was included in the 2005 Statement of Operations.

[2]	Amounts represent Fiberxon opening balances. See Note 18 of Notes to Financial Statements for further discussion of the Fiberxon acquisition.

SIGNATURES
          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

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

Signature	Title	Date

/s/ Noam Lotan (Noam Lotan)	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ Shlomo Margalit (Shlomo Margalit)	Chairman of the Board, Chief Technology Officer, and Secretary	March 17, 2008

/s/ Guy Avidan (Guy Avidan)	Chief Financial Officer (Principal Finance and Accounting Officer)	March 17, 2008

/s/ Igal Shidlovsky (Igal Shidlovsky)	Director	March 17, 2008

/s/ Guenter Jaensch	Director	March 17, 2008
(Guenter Jaensch)

/s/ Daniel Tsui	Director	March 17, 2008
(Daniel Tsui)

/s/ Baruch Fischer	Director	March 17, 2008
(Baruch Fischer)

/s/ Harold W. Furchtgott-Roth	Director	March 17, 2008
(Harold W. Furchtgott-Roth)