Form 10-K/A
period 2007-12-31
MRV COMMUNICATIONS INC
filed 2008-04-29
CIK 887969

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

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
      Number of shares of common stock, $0.0017 par value, outstanding as of March 31, 2008: 157,213,885.
DOCUMENTS INCORPORATED BY REFERENCE
None

MRV Communications, Inc.
Amendment No. 1 to the Annual Report on Form 10-K
For the fiscal year ended December 31, 2007

EXPLANATORY NOTE
      This Form 10-K/A Amendment No. 1 amends Items 10, 11, 12, 13 and 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the SEC on March 17, 2008 (the Original Filing). In accordance with General Instruction G (3) to Form 10-K, MRV is filing this amendment to provide information originally incorporated by reference from its definitive proxy statement that was anticipated to be filed by April 29, 2008. However, because MRV’s definitive proxy statement will not be filed by April 29, 2008, MRV is providing the information omitted by its Form 10-K for the year ended December 31, 2007 by this amendment. Except for these Items, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

PART III
Item 10. Directors, Executive Officers, Key Employees and Corporate Governance.
      The following table summarizes certain information with respect to each person who is a director or executive officer of MRV as of March 31, 2008:

Name	Age	Position
Shlomo Margalit (4)	66	Chairman of the Board, Chief Technical Officer and Secretary

Noam Lotan (4)	56	President, Chief Executive Officer and Director

Baruch Fischer (2)	59	Director

Harold W. Furchtgott-Roth (1)	51	Director

Guenter Jaensch (1), (2), (3)	69	Director

Igal Shidlovsky (1) , (2), (3)	71	Director

Daniel Tsui (1) , (2), (3)	69	Director

Guy Avidan	45	Chief Financial Officer

Chris King	36	Vice President of Finance and Chief Compliance Officer

Near Margalit	34	Chief Executive Officer, Source Photonics, Inc.

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nomination and Governance Committee

(4)	Member of the Executive Committee

Business Experience of Directors and Executive Officers
Shlomo Margalit, Chairman of the Board, Chief Technical Officer and Secretary
Dr. Margalit is a founder, and has served as Chairman of the Board, Chief Technical Officer and Secretary of the company since MRV’s inception in July 1988. From May 1985 to July 1988, Dr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc., a manufacturer of semiconductor lasers. From 1982 to 1985, he served as a Senior Research Associate at the California Institute of Technology (Caltech) and from 1976 to 1982, a Visiting Associate at Caltech. From 1972 to 1982, Dr. Margalit served as a faculty member and Associate Professor at the Technion. During his tenure at the Technion, Dr. Margalit was awarded the Israel Defense prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Dr. Margalit holds a Bachelor of Science degree, a Master’s degree and a Ph.D. in Electrical Engineering from the Technion. Dr Margalit’s son, Near Margalit, is the Chief Executive Officer of Source Photonics, Inc.
Noam Lotan, President, Chief Executive Officer and Director
Mr. Lotan has served as MRV’s President, Chief Executive Officer and Director since May 1990. Mr. Lotan also served as Chief Financial Officer from October 1993 through June 1995. From March 1987 to January 1990, he served as Managing Director of Fibronics (UK) Ltd., the United Kingdom subsidiary of Fibronics International Inc. (Fibronics), a manufacturer of fiber optic communication networks. MRV purchased the Fibronics business in September 1996. From January 1985 to March 1987, Mr. Lotan served as a Director of European Operations for Fibronics. Prior to such time, Mr. Lotan held a variety of sales and marketing positions with Fibronics and Hewlett-Packard. Mr. Lotan holds a Bachelor of Science degree in Electrical Engineering from the Technion, the Israel Institute of Technology and a Master’s degree in Business Administration from INSEAD (the European Institute of Business Administration, Fontainebleau, France). Since June 2005, Mr. Lotan has served as a Director for Capstone Turbine Corporation, a publicly-held company. Mr. Lotan also serves as Chairman of the Board of MRV’s subsidiary, Source Photonics, Inc. Mr. Lotan’s wife is the cousin of Dr. Harold Furchtgott-Roth, Director of MRV.
Baruch Fischer, Director
Professor Fischer has served as a Director of MRV since 1999. Professor Fischer served as Dean of the Electrical Engineering Facility at the Technion where he currently serves as a professor. His current research activities include solid state devices, lasers and optical amplifiers, WDM technology, fiber gratings, “all optical” networks, non-linear effect in fiber, wave mixing, optical computing, optical data storage and optical image processing. He has authored or co-authored approximately 180 papers and holds several patents in the field of optics and opto-electronics. He received his Ph.D. from Bar-Ilan University, Israel in 1980. He subsequently became a Post-Doctorate Fellow at CalTech and joined the faculty of the Technion in 1983.

Harold Furchtgott-Roth, Director
Dr. Furchtgott-Roth has served as a Director of MRV since 2005. Dr. Furchtgott-Roth is the President of Furchtgott-Roth Economic Enterprises, an economic consulting firm, which he founded in 2003. From 2001 to 2003, he was a visiting fellow at the American Enterprise Institute and from 1997 to 2001, he served as a Commissioner of the Federal Communications Commission (FCC). Before his appointment to the FCC, he was Chief Economist for the House Committee on Commerce and a Principal Staff Member on the Telecommunications Act of 1996. Dr. Furchtgott-Roth is a columnist for the New York Sun, the author of numerous publications and has co-authored three books. Dr. Furchtgott-Roth received a Ph.D. in Economics from Stanford University and a Bachelor of Science degree in Economics from the Massachusetts Institute of Technology. Dr. Furchtgott-Roth serves as the Chairman of the Board of Oneida Partners, a privately-held wireless company. Dr. Furchtgott-Roth is the cousin of the wife of Noam Lotan, MRV’s President and Chief Executive Officer.
Guenter Jaensch, Director
Dr. Jaensch has served as a Director of MRV since 1997. Dr Jaensch has held executive positions for over 20 years with Siemens or its subsidiaries in Europe and the United States. Among his assignments were service as President of Siemens Communications Systems, Inc.; President and Chairman of Siemens Corporate Research and Support, Inc.; Chairman and Chief Executive Officer at Siemens Pacesetter, Inc.; and head of the Cardiac Arrhythmia Division of Siemens AG Medical Group. Dr. Jaensch holds a Master’s Degree in Business Administration and a Ph.D. in Business and Finance from the University of Frankfurt. Dr. Guenter Jaensch serves as Chairman of the Board for Biophan Technologies, Inc., a publicly-held company, and as Chairman of the Board for Clearly Medical Corporation, Inc., a publicly-held company.
Igal Shidlovsky, Director
Dr. Shidlovsky has served as a Director of MRV since 1997. Dr. Shidlovsky is the Managing Director of Global Technologies, an investment and consulting organization, which he founded in 1994. He has extensive management and consulting experience with international companies and start up technology companies. From 1982 to 1991, Dr. Shidlovsky was a Director of Sentex Sensing Technologies. Dr. Shidlovsky held several executive positions including Vice President Corporate Development at Siemens Pacesetter, a division of Siemens AG Medical Group, Director of Strategic Planning and Technology Utilization and Director of the Microelectronics Department at Siemens Corporate Research. From 1969 to 1982 he was with RCA Laboratories, a leading electronic R&D organization. Dr. Shidlovsky holds a Bachelor of Science degree in Chemistry from the Technion and Master’s degree and Ph.D. from the Hebrew University in Israel.
Daniel Tsui, Director
Professor Tsui has served as a Director of MRV since 1999. Professor Tsui is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University. From 1967 to 1980, he served with Bell Laboratories before joining the faculty of Princeton University, where he has served for more than 20 years. He was awarded the 1998 Nobel Prize in Physics for the discovery and explanation of the fractional quantum Hall effect. Professor Tsui was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences and the National Academy of Engineering. He is a fellow of the American Physical Society and the American Association for the Advancement of Science and the American Academy of Arts and Sciences. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid-state physics. He received his Ph.D. in Physics from the University of Chicago.

Guy Avidan, Chief Financial Officer
Mr. Avidan served as MRV’s acting Chief Financial Officer in July 2007, a position that became permanent as of January 2008. Prior to assuming the Chief Financial Officer position, Mr. Avidan served as Vice President and General Manager of MRV’s subsidiary, MRV International, from 2001 to July 2007. From 1995 to 2001, he served MRV in various executive capacities with other MRV subsidiaries. From 1992 to 1995, Mr. Avidan served as Vice President of Finance and Chief Financial Officer of Ace North Hills, which MRV acquired in 1995. From 1989 to 1992, he practiced accounting with a public accounting firm that became part of Ernst & Young. Mr. Avidan holds a Bachelor of Science degree in Economics and Accounting from Haifa University.
Chris King, Vice President of Finance and Chief Compliance Officer
Mr. King has served as MRV’s Vice President of Finance and Chief Compliance Officer since January 2008. Prior to joining MRV, from 2005 through 2007, Mr. King served as the SVP Finance for Tandberg Television, which was a public company traded on the Oslo exchange until it was acquired by Ericsson in 2007. In 2005, Tandberg acquired GoldPocket Interactive, Inc. where Mr. King served as Chief Financial Officer, Secretary and Treasurer from the time he joined in 2000. From 1993 through 2000, he practiced accounting with PricewaterhouseCoopers. Mr. King holds a Bachelor of Arts degree in Business Economics from the University of California Santa Barbara, and he is a Certified Public Accountant.
Near Maraglit, Chief Executive Officer of Source Photonics, Inc.
Dr. Margalit has served as Chief Executive Officer of MRV’s subsidiary Source Photonics, Inc. since February 2003. From February 2003 to July 2007 he also served as Source Photonics’ President. From May 2002 until February 2003, he served MRV as Vice President of Marketing and Business Development. From 1998 until May 2003, Dr. Margalit was founder, Chairman and Chief Technology Officer for Zaffire, Inc., a DWDM Metro Platform company, which was acquired by Centerpoint in October 2001. Prior to founding Zaffire, Dr. Margalit was employed by MRV, both in the optical component and networking divisions. Dr. Margalit earned a Bachelor of Science degree in Applied Physics from the California Institute of Technology and a Ph.D. in Optoelectronics from the University of California, Santa Barbara. Dr. Margalit is the son of Shlomo Margalit, Chairman of the Board, Chief Technical Officer and Secretary of MRV.
Board of Director Committees and Their Members
The system of governance practices followed by the Company is documented in the MRV Communications, Inc. Corporate Governance Guidelines and the charters of the four committees of the Board of Directors. The Governance Guidelines, as well as current copies of the Charter for the Audit Committee, the Compensation Committee and the Nomination and Governance Committee are available on MRV’s website http://www.mrv.com. The Governance Guidelines and charters are intended to assure that the Board will have the necessary authority and practices in place to review and evaluate MRV’s business operations and to make decisions that are independent of the Company’s management. The Governance Guidelines also are intended to align the interests of directors and management with those of MRV’s stockholders. The Governance Guidelines establish the practices the Board will follow with respect to Board composition and selection, Board meetings and involvement of senior management, Board committees, director compensation, and the Chief Executive Officer’s performance evaluation. The Board annually conducts a self-evaluation to assess compliance with the Governance Guidelines and identify opportunities to improve Board performance. The Governance Guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. The Governance Guidelines were most recently modified by the Board, effective September 24, 2004, to, among other things, assure compliance with corporate governance requirements contained in The NASDAQ Stock Market and make other enhancements to the Company’s corporate governance policies, including creating the role of lead independent director.
The Board has four committees: an Audit Committee, a Compensation Committee, a Nomination and Governance Committee and an Executive Committee. The Board of Directors, along with the Audit Committee, the Compensation Committee and the Nomination and Governance Committee each hold regularly scheduled quarterly meetings. In addition to the quarterly meetings, there may be special meetings from time to time as the Board or its committees deem necessary. At each quarterly board meeting, time is set aside for the independent directors to meet in an executive session without management or management directors present. The Board of Directors met ten times during 2007. All directors attended 90% or more of the Board meetings and meetings of the committees on which they served during 2007. The chair of the Nomination and Governance Committee, Dr. Igal Shidlovsky, has served as the lead independent director since the last annual meeting of stockholders. The lead independent director is responsible for coordinating the activities of the non-management directors, coordinating with the Chairman to set the agenda for Board meetings, chairing meetings of the non-management directors, and leading the Board’s review of the Chief Executive Officer.
The following table summarizes the members of the Board of Directors and the committees each director serves on as of March 31, 2008:

Nomination
and
Name	Audit		Compensation		Governance		Executive
Shlomo Margalit							X
Noam Lotan							X
Baruch Fischer			X		X
Harold Furchtgott-Roth	X
Guenter Jaensch	X	(1)	X		X
Igal Shidlovsky	X		X	(1)	X	(1)(2)
Daniel Tsui	X		X		X

(1)	Committee Chairperson

(2)	Lead Independent Director
Board Committees and Director Independence
Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of the Board and of each committee (other than Dr. Margalit and Mr. Lotan who are officers and employees of MRV and serve on the Executive Committee) meets the standards of independence under the Governance Guidelines and applicable NASDAQ listing standards.
Audit Committee
MRV has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes overseeing the work of the Company’s internal accounting and auditing processes and discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent registered public accounting firm engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent registered public accounting firm in carrying out its oversight responsibilities. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board has determined that Dr. Guenter Jaensch is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. The Audit Committee met six times during 2007. A current copy of the Audit Committee Charter is available on MRV’s website http://www.mrv.com.
Compensation Committee
The primary responsibilities of the Compensation Committee are: (a) In consultation with senior management, to make recommendations to the Board as to the Company’s general compensation philosophy and to oversee the development and implementation of compensation programs; (b) To evaluate the performance of the Chief Executive Officer in light of Board-approved goals and objectives, and to recommend to the Board the Chief Executive Officer’s compensation level based on this evaluation; (c) To make recommendations to the Board regarding the compensation (including any new compensation programs) of the other executive officers, following its review of performance evaluations of the other executive officers; (d) to review and make recommendations to the Board with respect to the Company’s incentive compensation plans and equity-based plans; and (e) to grant awards under the Company’s equity incentive plans to employees (other than Section 16 Officers) and consultants and to recommend to the Board the grant awards under the Company’s equity incentive plans to the Company’s Section 16 Officers. The Compensation Committee’s role includes producing the report on executive compensation required by SEC rules and regulations. The Compensation Committee met three times during 2007. A current copy of the Compensation Committee Charter is available on MRV’s website http://www.mrv.com.
Nomination and Governance Committee
The principal responsibilities of the Nomination and Governance Committee are to: (a) To lead the search for qualified individuals for election as directors to ensure the Board has the right mix of skills and expertise; (b) To retain and terminate any search firm to be used to identify director candidates, as it may deem appropriate in its discretion; (c) To solicit the views of the Chief Executive Officer, other members of the Company’s senior management, and other members of the Board regarding the qualifications and suitability of candidates; (d) To establish policies and procedures for the evaluation of candidates put forth by the Company’s stockholders; (e) To review and recommend to the full Board a set of corporate governance principles and a code of business conduct and ethics applicable to the Board and the Company, and, if deemed necessary by the Board, propose from time to time any amendments to such principles and such code; and (f) To oversee and evaluate compliance by the Board and management of the Company with the Company’s corporate governance principles and ethics standards and its code of conduct. The Nomination and Governance Committee’s role also includes periodically reviewing the compensation paid to non-employee directors, and making recommendations to the Board for any adjustments. In addition, the Chair of the Nomination and Governance Committee acts as the lead independent director and is responsible for leading the Board of Directors’ annual review of the chief executive officer’s performance. The Nomination and Governance Committee met once in 2007. A current copy of the Nomination and Governance Committee Charter is available on MRV’s website http://www.mrv.com.
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors that were implemented after our Proxy Statement for our 2007 Annual Meeting of Stockholders.
Executive Committee
The Executive Committee consists of Mr. Lotan and Dr. Margalit The primary responsibility of the Executive Committee is to take any action that the Board is authorized to act upon, with the exception of the issuance of stock, the sale of all or substantially all of MRV’s assets and other significant corporate transactions. The Executive Committee did not meet as a committee during 2007. A current copy of the Executive Committee Charter is available on MRV’s website http://www.mrv.com.

Communications with the Board
The Board maintains a process by which stockholders and other interested parties may communicate with members of the Board of Directors. Any stockholder or other interested party who desires to communicate with the Board of Directors, individually or as a group, may do so by writing to the intended member or members of the Board of Directors, c/o Compliance Officer, 20415 Nordhoff Street, Chatsworth, California 91311.
All communications received in accordance with this procedure will be reviewed initially by the office of our Compliance Officer to determine that the communication is a message to our directors and will be relayed to the appropriate director or directors unless the officer determines that the communication is an advertisement or otherwise inappropriate material. The director or directors who receive any such communication will have discretion to determine whether the subject matter of the communication should be brought to the attention of the full Board of Directors or one or more of its committees and whether any response to the person sending the communication is appropriate.
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
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Under Section 16(a) of the Securities Exchange Act of 1934, MRV directors, executive officers and stockholders who own more than 10% of a registered class of MRV equity securities are required to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by SEC regulations to furnish MRV with copies of all Section 16(a) forms they file. We believe, based solely on a review of the copies of such reports furnished to the Company that the reports required of MRV’s executive officers, directors and 10% or greater stockholders were duly and timely filed during the year ended December 31, 2007.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was, during 2007, an officer or employee of MRV or any of its subsidiaries; or was formerly an officer of MRV or any of its subsidiaries. During 2007, no executive officer of MRV served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, any of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

Item 11. Executive Compensation.
The following table summarizes information regarding compensation paid and the fair value of option grants during each of the past three fiscal years to MRV’s Chief Executive Officer, Chief Technical Officer, Chief Financial Officers and the three next highest compensated officers (collectively, the Named Executive Officers) serving at December 31, 2007 or during 2007:
Summary Compensation Table

					All Other
				Option	Compen-
	Year	Salary	Bonus	Awards(1)	sation(3)	Total

Noam Lotan	2007	$258,853	$40,000	$216,291 (2)	$23,028	$538,172
President and Chief	2006	$224,039	$—	$124,152	$18,544	$366,735
Executive Officer	2005	$198,000	$—	$—	$17,495	$215,495

Shlomo Margalit	2007	$110,000	$—	$—	$8,076	$118,076
Chairman, Chief Technical	2006	$110,000	$—	$—	$7,575	$117,575
Officer and Secretary	2005	$110,000	$—	$—	$7,270	$117,270

Guy Avidan (4)	2007	$66,836	$—	$59,535	$10,390	$136,761
Chief Financial Officer and
Chief Compliance Officer

Kevin Rubin (2),(5)	2007	$163,230	$70,000	$72,763	$16,566	$322,559
Chief Financial Officer and	2006	$201,923	$8,000	$81,449	$14,909	$306,281
Compliance Officer	2005	$150,000	$37,500	$—	$13,351	$200,851

Near Margalit	2007	$248,076	$40,000	$109,822	$22,705	$420,603
Chief Executive Officer,	2006	$199,230	$—	$95,741	$18,460	$313,431
Source Photonics, Inc.	2005	$179,230	$10,000	$—	$17,239	$206,469

(1)	Amounts reflect the value determined by MRV for accounting purposes for these awards and do not reflect whether the recipient actually realized a financial benefit from the awards, such as through option exercises. Amounts shown for option awards exclude estimated forfeitures, and differ for this reason from the expense recognized in accordance with Statements of Financial Accounting Standards No. 123 (Revised 2004), (SFAS 123(R)) Share-Based Payment for financial statement purposes for the years ended December 31, 2007 and 2006. There were no amounts for option awards recognized in the financial statements for the year ended December 31, 2005 prior to the adoption of SFAS 123(R). For additional information regarding valuation assumptions, refer to Note 14 of the Notes to Financial Statements in MRV’s Form 10-K for the year ended December 31, 2007.

(2)	Includes the incremental increase in fair value for modifying an existing option grant to extend the term.

(3)	All Other Compensation includes MRV matching contributions to its 401(k) savings plan on behalf of the recipient, and other benefits such as health, dental, vision and life insurance premiums paid on behalf of the recipient.

(4)	Mr. Avidan became the acting Chief Financial Officer and Chief Compliance Officer in July 2007, and was named Chief Financial Officer in January 2008. The information disclosed above reflects Mr. Avidan’s compensation earned as the Chief Financial Officer and Chief Compliance

Officer from July through December 2007. Prior years’ compensation disclosure is omitted because Mr. Avidan was not a Named Executive Officer prior to 2007.

(5)	Mr. Rubin was Chief Financial Officer through July 2007 when he resigned to pursue other interests. The 2007 Salary amount includes consulting services for the four months following his resignation.
Employment Agreements and Change of Control Arrangements
We have generally avoided entering into employment agreements with our executives. However, we do have written employment agreements with Mr. Lotan and Dr. Margalit. In March 1992, we entered into three-year employment agreements, effective upon completion of our initial public offering in December 2002, with Mr. Lotan and Dr. Margalit. Upon expiration, these agreements automatically renew for one-year terms unless either party terminates them by giving the other three months’ notice of non-renewal prior to the expiration of the current term. Accordingly, Mr. Lotan and Dr. Margalit are currently employed under the twelfth renewal of their employment agreements with a term expiring on March 22, 2009, but automatically renewable for another year unless notice of non-renewal is provided prior to at least three months’ before the expiration of the current term. Pursuant to the agreements, Mr. Lotan serves as President, Chief Executive Officer and a Director of MRV and Dr. Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. For 2007, Mr. Lotan and Dr. Margalit received base annual salaries of $258,853 and $110,000, respectively, and each is entitled to receive a bonus determined and payable at the discretion of the Board of Directors upon the recommendation of the Compensation Committee.
Both Mr. Lotan’s and Dr. Margalit’s employment agreements provide that upon notice of termination of their employment without cause or upon a change of control of MRV (as defined in the agreements), they shall be entitled to receive a lump sum severance. The severance amount will be equal to the lesser of one (1) year base salary or an amount equal to the salary due to him under the terms of his employment contract at the time of termination. The actual severance amount that Mr. Lotan or Dr. Margalit would receive depends on the point in time during the one-year terms of their employment agreements when they receive notice of termination.
MRV is the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Lotan. All benefits under this policy are payable to MRV upon his death during the policy term.
Compensation Discussion and Analysis
The Compensation Committee has responsibility for evaluating, approving and recommending MRV compensation programs, including reviewing and approving corporate goals and objectives relative to compensation, evaluating performance in light of those goals and determining compensation levels based on this evaluation.
Philosophy
MRV’s compensation policies are structured to set base salaries by reference to comparable or comparably-sized businesses, and link additional compensation of the senior executive officers to corporate performance. MRV senior executive officers (executives) are defined as the Chief Executive Officer, the Chief Financial Officer, the Chairman of the Board and Chief Technical Officer, and the Chief Executive Officer of Source Photonics, Inc., MRV’s’s wholly-owned subsidiary. Performance based variable compensation, such as bonuses, are determined by the Compensation Committee according to factors such as MRV’s financial results and the performance of its share price, in an effort to align the financial interests of its executives with the results of MRV’s performance. This philosophy may cause compensation to fluctuate from year to year. As a result, the executive’s actual compensation levels in any particular year may be above or below those of MRV’s competitors, depending upon the

Compensation Committee’s evaluation of the compensation factors described above. The Compensation Committee does not attempt to maintain a certain target percentile within a peer group.
In general, the compensation package provided to MRV’s executives consists of:
•	base salary;

•	performance-based annual incentive compensation in the form of a cash bonus; and

•	longer-term equity incentive compensation in the form of stock options.
To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to MRV and to the executives of various types of compensation. Some types of compensation and their deductibility depend upon the timing of an executive’s vesting or exercise of previously granted rights. Further, interpretations of and changes in the tax laws also affect the deductibility of compensation. To the extent reasonably practicable and to the extent it is within the Compensation Committee’s control, the Committee intends to limit executive compensation in ordinary circumstances to that deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended. In doing so, the Committee may utilize alternatives, such as deferring compensation, for qualifying executive compensation for deductibility and may rely on grandfathering provisions with respect to existing contractual commitments.
Determination of CEO’s Compensation
In March 1992, Mr. Lotan entered into a three-year employment agreement effective upon completion of MRV’s initial public offering in December 1992. Upon expiration, the agreement automatically renews for one-year terms unless either MRV or Mr. Lotan terminates it by giving the other party three months’ notice of non-renewal prior to the expiration of the current term. Under the employment agreement, Mr. Lotan’s base salary is subject to increase or decrease at the discretion of the Board of Directors. In determining the amount of the increase in Mr. Lotan’s base 2007 compensation, incentive bonus and stock option awards, the Compensation Committee reviewed market data of businesses it considered comparable and comparably-sized to MRV and the total compensation paid to other chief executives in such businesses. The Compensation Committee also considered factors such as Mr. Lotan’s years of service with MRV, the historical compensation paid to Mr. Lotan and MRV’s other executives, and MRV’s financial performance and share-price performance since 2001 generally and in 2007 particularly. The Committee did not make any specific determination as to whether any particular factor was favorable or unfavorable to their ultimate conclusion or assign any particular weight to any factor, but conducted an overall analysis of the factors described above.
Annual Compensation Methodology
The Chief Executive Officer, the Chief Financial Officer, and management are instrumental in developing recommendations for senior management compensation levels for submission to the Compensation Committee. These officers review the performance of executives annually shortly after the financial results for a fiscal year are known (Annual Performance Review). The conclusions reached and recommendations based on this review, including proposed salary, incentive bonuses and stock option grants, are presented to the Compensation Committee.
In the first quarter of each year, following submission of the compensation recommendations from senior management, the Compensation Committee meets to review the compensation recommendations of annual salary, bonus and stock based compensation. Consideration is given to whether the company’s financial performance for the preceding year justifies increases in base salary, the award of a discretionary bonus and/or the grant of equity-based compensation.
In connection with its deliberations, the Compensation Committee takes into consideration the amount of comprehensive income received by executives during each of the preceding two fiscal years. MRV’s comprehensive income consists of the total of (1) the cash compensation for salary and bonus, paid or payable to the executive for each of the two preceding years, (2) adding the increase or subtracting the decrease of the value of stock-based compensation as of the end of each of the two preceding fiscal years, and (3) adding the amount of any other benefits, consisting of the total cash contributed by MRV during the year to its 401(k) savings plan for the executive, and MRV-paid insurance premiums on health, dental, vision and life insurance covering the executive. These same benefits are also provided by MRV to all of its employees in the United States. The value of stock-based compensation is computed for each of the two fiscal years by:
(a) Adding the value at the time of stock options grants to the executive during that year. The value is determined using the same financial model used to compute the value of all compensatory options granted during the year for purposes of preparing MRV’s financial statements under generally accepted accounting principles applicable to the company during the year;
(b) Adding the unrealized gain or subtracting the unrealized loss in the intrinsic value of in-the-money stock options previously granted and held by the executive at the end of the year, regardless of whether the options have vested, from the intrinsic value of in-the money options held by the executive at the end of the preceding year; and
(c) Adding the unrealized gain or subtracting the unrealized loss at the end of the year on the market value of shares of MRV’s stock obtained by the executive upon exercise of previously granted company options from the value of such shares at the end of the preceding year.
A decrease in equity value of shares held by an executive would occur if MRV’s stock price declines to an amount at the end of the second year that is lower than the stock price at the end of the preceding year. This decrease could offset any increase in cash compensation and may result in less comprehensive income attributable to the executive in the second year. Historical comprehensive income information allows the Compensation Committee to consider prior compensation paid to an executive as a factor in determining the amount of current-year salary, bonus and option grants, and may be given such weight as the members believe appropriate in their deliberations.
The Compensation Committee uses the information outlined above to consider and discuss:
(a) The compensation for MRV’s Chief Executive Officer for his services for the current year and the amount of any bonus for services rendered during 2007;
(b) Cash compensation to be paid to each of the Company’s other senior executives for their services during the ensuing year;
(c) Cash bonuses to be paid to each of the Company’s senior executives for services rendered and performance goals attained during the preceding year, and
(d) The amount of share-based compensation to be granted to executives.
The Chairman of the Compensation Committee presents the Committee’s recommendations to the full Board of Directors and the full Board determines, after additional discussion with the Compensation Committee, the amounts of compensation to be paid or received by executives. During the first quarter of 2008, the Compensation Committee presented their recommendations to the Board, and the following 2008 salaries, retroactive to January 1, 2008, bonus payments for 2007 and stock option awards based on 2007 performance were approved:

		2008 Base	2007	Options for
Name	Position	Salary($)	Bonus($)	# of Shares

Noam Lotan	President and Chief Executive Officer	$273,000	$—	90,000
Shlomo Margalit	Chairman of the Board and Chief Technical Officer	$115,500	$—	—
Guy Avidan	Chief Financial Officer	$257,250	$15,000	22,500
Near Margalit	Chief Executive Officer, Source Photonics, Inc.	$262,500	$30,000	45,000

As he has done in past years, Dr. Shlomo Margalit informed the Compensation Committee that he declined the grant of options. The Compensation Committee’s recommendations were approved, other than the stock options awards to Dr. Shlomo Margalit, with Mr. Lotan and Dr. Shlomo Margalit abstaining.
Stock Option Policy
In 2006, MRV adopted a written stock option policy to supplement the provisions of its equity-compensation plans and to govern the timing of its stock option grants to employees generally and to its officers and directors in particular. The goal in creating and adopting the policy was to seek to ensure that equity-based awards were made in a manner consistent with the terms of the governing plans and only at times, and at prices, when all material information had been disseminated to MRV stockholders. This practice allows investors making investment decisions with respect to MRV’s common stock to access the same information as that available to participants in MRV equity-award plans. The following summarizes the material provisions of the policy:
1.	Timing of Grants. Under the policy, grants to any participant can be made only on the following seven “Available Grant Dates” during the year: March 1, May 1, June 1, August 1, September 1, November 1 and December 1. If the date falls on a weekend or holiday, the first trading day thereafter is used. These dates coincide with MRV’s normal trading window periods for executives and directors. Provision is made in the policy to postpone the grant date in case MRV is required to close a trading window on an Available Grant Date because of a material or extraordinary event that has not yet been disclosed publicly. The intent of the policy in linking grants to window dates is to guard against practices such as spring-loading or bulleting-dodging of option grants, i.e., the announcement of material good news immediately after the grant or material bad news immediately before the grant. The “Date of Grant” under the policy is the nearest Available Grant Date following the date on which the grants are approved in accordance with the policy (the Approval Date).

2.	Grant Allocations to Section 16 Directors and Executives. Grants are made to designated directors and executives, required to file reports under Section 16 of the Securities Exchange Act of 1934 (Section 16 Directors and Executives), once per year on the next Available Grant Date following the month of the Approval Date. The first quarter was selected to permit the Board to review and take into consideration the Company’s prior year financial performance and outlook for the current year. The Date of Grant for Section 16 Directors and Executives is the next Available Grant Date following the date that all of the signed directors’ consents for the Section 16 officers’ grants (or the electronic assents thereto) are received by the Chief Executive Officer.

3.	Grant Allocations to Directors. Annual grants to members of the Board of Directors in their capacity as directors and as members of Board committees are made during the last quarter of MRV’s fiscal year by the full Board of Directors. The grant allocations are determined by the Board of Directors based the Company’s prior year financial performance and outlook for the current year. The Date of Grant for directors is the next Available Grant Date following the date that all of the signed directors consents for the directors’ grants (or the electronic assents thereto) are received by the Chief Executive Officer.

4.	Grant Allocations to Employees. The annual aggregate number of grants to be allocated to employees, other than Section 16 Directors and Executives, is established each year by the Compensation Committee at its last meeting held the preceding year, or the first meeting held during the year, or as otherwise determined by the Compensation Committee.

5.	Individual Grants to Employees. The Chief Executive Officer submits a list of option recommendations and a form of unanimous consent to the Compensation Committee by or as soon as practical after, the end of each quarter. The Compensation Committee considers the submitted list and to the extent approved, such approval is evidenced by the Compensation Committee signing (or otherwise indicating assent thereto through electronic means as permitted by Delaware law) and delivering the signed consents (or electronic assents thereto) with the approved list of grants attached to the Chief Executive Officer. The Date of Grant for such approved list of grants is the first Available Grant Date following the date on which the signed consents (or the electronic assents thereto) from all members of the Compensation Committee are received by the office of the Chief Executive Officer.

6.	Exercise Prices: Consistent with the governing plans, the policy requires the exercise price per share of all options granted to be equal to the closing price per share of MRV’s common stock on the NASDAQ Stock Market on the Date of Grant (the Closing Price). However, provision is made in the policy for the exercise price per share for options to exceed the Closing Price if necessary to satisfy requirements under income tax laws applicable to employees outside of the United States regarding the determination of fair market value of common stock underlying options.

7.	Section 16 Compliance. The policy expressly provides for the filing with the SEC of a Form 4 by or on behalf of a Section 16 Officer or director receiving a grant within the time required following the applicable Date of Grant. Such filing shall, to the extent the grant has not otherwise been accepted, conclusively establish the recipient’s acceptance of the grant.

8.	Flexibility. Although the policy contemplates that grants will be evidenced by written consents (or electronic assents) with grantee lists attached, the policy permits the Board or the Compensation Committee to approve grants or otherwise act with respect to share-based awards at Board or Compensation Committee meetings, as applicable.
Compensation Committee Report
Notwithstanding anything to the contrary set forth in previous filings under the Securities Act or the Securities Exchange Act of 1934 that might incorporate future filings, in whole or in part, including our Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s currently effective Registration Statements on Forms S-3 and S-8, the following Report shall not be incorporated by reference into any such filings.
The Compensation Committee of MRV Communications, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A amendment No. 1.

2007 Compensation Committee

/s/ Guenter Jaencsh Chairman	/s/ Igal Shidlovsky	/s/ Daniel Tsui	/s/ Baruch Fischer
The following table summarizes share-based awards to the Named Executive Officers during 2007:

Grants of Plan–Based Awards
		Number of	Option
		Securities	Exercise	Full Grant
	Grant	Underlying	Price	Date Fair
Name	Date	Options(1)	($/share)(2)	Value(3)	Vesting Schedule

Noam Lotan	8/1/07	160,000	$2.63	$221,200	(4)

Shlomo Margalit (5)	N/A	—	$—	$—	N/A

Guy Avidan	8/1/07	150,000	$2.63	$207,375	(4)

Kevin Rubin (6)	N/A	—	$—	$—	N/A

Near Margalit	8/1/07	150,000	$2.63	$207,375	(4)

(1)	The number of stock options granted during 2007 to the Named Executive Officers.

(2)	The exercise price for the stock options granted, which was equal to the closing price of MRV stock as reported by NASDAQ on the date of grant.

(3)	The grant date fair value of options is calculated using the Black-Scholes model. The fair value shown for option awards are accounted for in accordance with SFAS No. 123(R). For additional information of valuation assumptions, refer to note 14 of the MRV financial statements in the Form 10-K for the year ended December 31, 2007. These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(4)	25% vests each year for four years from the date of grant.

(5)	Dr. Margalit declined the grant of options in 2007, as he has done in past years.

(6)	Mr. Rubin resigned in July 2007.
The following table summarizes the Named Executive Officers’ equity award holdings as of December 31, 2007 and includes unexercised and unvested option awards.

Outstanding Equity Awards at Fiscal Year-End
			Number of	Number of
			Securities	Securities
			Underlying	Underlying
			Unexercised	Unexercised	Option	Option
			Options	Options	Exercise	Expiration
Name	Grant Date		Exercisable	Unexercisable	Price	date

Noam Lotan	9/21/01	(1)	80,000	—	$2.70	9/21/11
	10/29/02	(2)	—	100,000	$0.99	10/29/12
	10/29/02	(3)	12,000	—	$0.99	10/29/12
	12/29/03	(3)	20,000	—	$3.35	12/29/13
	3/22/04	(3)	18,750	6,250	$2.80	3/22/14
	2/28/05	(3)	30,000	30,000	$3.70	2/28/15
	12/30/05	(3)	17,500	17,500	$2.05	12/30/15
	6/1/06	(3)	17,500	52,500	$3.24	6/1/16
	8/1/07	(3)	—	160,000	$2.63	8/1/17

Shlomo Margalit (4)	N/A		—	—	$—	N/A

Guy Avidan	7/13/95	(3)	24,000	—	$2.63	7/13/08
	6/11/02	(3)	60,000	—	$1.10	6/11/12
	4/9/03	(3)	10,000	—	$1.11	4/9/13
	10/24/03	(3)	20,000	—	$2.99	10/24/13
	12/31/04	(3)	22,500	7,500	$3.67	12/31/14
	11/30/05	(3)	5,000	5,000	$1.82	11/30/15
	7/3/06	(3)	2,500	7,500	$3.07	7/3/16
	9/1/06	(3)	5,000	15,000	$2.44	9/1/16
	8/1/07	(3)	—	150,000	$2.63	8/1/17

Kevin Rubin (5)	12/15/03	(3)	3,000	—	$3.41	12/31/08
	3/24/04	(3)	4,500	—	$2.78	12/31/08
	6/30/04	(3)	4,500	—	$2.74	12/31/08
	10/29/04	(3)	4,000	—	$3.47	12/31/08
	2/28/05	(3)	10,000	—	$3.70	12/31/08
	6/1/06	(3)	15,000	—	$3.24	12/31/08

Near Margalit	6/11/02	(3)	190,000	—	$1.10	6/11/12
	12/29/03	(3)	20,000	—	$3.35	12/29/13
	3/22/04	(3)	13,500	4,500	$2.80	3/22/14
	8/31/04	(3)	13,500	4,500	$2.22	8/31/14
	2/28/05	(3)	23,750	23,750	$3.70	2/28/15
	12/30/05	(3)	14,000	14,000	$2.05	12/30/15
	6/1/06	(3)	17,500	52,500	$3.24	6/1/16
	8/1/07	(3)	—	150,000	$2.63	8/1/17

(1)	20% vests each year for five years from the date of grant.

(2)	100% vests ten years from the date of grant.

(3)	25% vests each year for four years from the date of grant.

(4)	Dr. Margalit has historically declined all of the Board of Director’s grants of options

(5)	Mr. Rubin resigned in July 2007; per his severance agreement, the expiration dates of vested option grants at the time of resignation were extended to 12/31/08.

The following table summarizes the Named Executive Officers’ option exercise activity and stock awards vesting during the year ended December 31, 2007.

Options Exercised and Stock Vested
	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting

Noam Lotan	N/A	N/A	N/A	N/A

Shlomo Margalit	N/A	N/A	N/A	N/A

Guy Avidan	N/A	N/A	N/A	N/A

Kevin Rubin	94,750	$139,405	N/A	N/A

Near Margalit	N/A	N/A	N/A	N/A

Alexis Black Bjorlin	N/A	N/A	N/A	N/A

Brett Chloupek	N/A	N/A	N/A	N/A
MRV did not grant any stock appreciation rights, or similar instruments, restricted stock, restricted stock units, or similar instruments during 2007 to Directors or Named Executive Officers. MRV generally does not have pension or other retirement plans (except for a 401(k) savings plan under which it makes employer contributions on behalf of U.S. employees, and a pension plan for its Swiss subsidiary). MRV does not have any nonqualified defined contribution or other nonqualified deferred compensation plans that provide or provides for the deferral of compensation on a basis that is not tax-qualified.
Compensation of Outside Directors
MRV’s compensation program for non-management directors is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of MRV’s size and scope; compensation should align directors’ interests with the long-term interest of stockholders; and the structure of the compensation should be simple, transparent and easy for stockholders to understand. The table below summarizes non-management directors’ compensation during 2007 and includes the following compensation elements:
•	Annual Compensation. Annual compensation of $18,000 was paid in cash to each non-management director in monthly installments for each month of service.

•	Board and Committee Meeting Participation. Meeting compensation of $1,000 was paid in cash for each Board and Committee meeting for which a non-management director participated in person or telephonically.

•	Option Awards. Options were granted to non-management directors as follows:
•	All non-management directors were granted 30,000 options on December 3, 2007 with an exercise price of $2.33 per share, equal to the closing price of MRV’s stock on the date of grant, and vest 25% each year beginning one year after the date of grant.

•	All non-management directors were granted 10,000 options on December 3, 2007 with an exercise price of $2.33 per share, equal to the closing price of MRV’s stock on the date of grant, and are fully vested and exercisable on the date of grant.

Non-Management Director Compensation
	Fees Earned or
Name of Director	Paid in Cash	Option Awards(1)		Total

Baruch Fischer (2)	$32,000	$70,728		$102,728

Harold Furchtgott-Roth (3)	$33,000	$34,809		$67,809

Guenter Jaensch (4)	$38,000	$76,396		$114,396

Igal Shidlovsky (5)	$38,000	$76,396		$114,396

Daniel Tsui (6)	$38,000	$104,370	(7)	$142,370

(1)	Amounts reflect the value determined by MRV for accounting purposes for these awards and do not reflect whether the recipient actually realized a financial benefit from the awards, such as through option exercises. Amounts shown for option awards exclude estimated forfeitures, and differ for this reason from the expense recognized in accordance with SFAS 123(R) for financial statement purposes for the year ended December 31, 2007.

(2)	There was an aggregate number of 283,000 option awards, vested and unvested, outstanding at December 31, 2007 for Dr. Fischer

(3)	There was an aggregate number of 120,000 option awards, vested and unvested, outstanding at December 31, 2007 for Dr. Furchtgott-Roth.

(4)	There was an aggregate number of 200,750 option awards, vested and unvested, outstanding at December 31, 2007 for Dr. Jaensch.

(5)	There was an aggregate number of 274,992 option awards, vested and unvested, outstanding at December 31, 2007 for Dr. Shidlovsky.

(6)	There was an aggregate number of 293,000 option awards, vested and unvested, outstanding at December 31, 2007 for Dr. Tsui.

(7)	Includes the incremental increase in fair value for modifying an existing option grant to extend the term.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth information with respect to each holder known to MRV to be the beneficial owner of 5% or more of the outstanding shares of MRV’s common stock as of March 31, 2008. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the holders named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

	Common Stock
	Number of		Percentage
Name and Address of Beneficial Owner or Identity of Group	Shares		Ownership (1)

Sun Life Financial Inc.	9,181,347	(2)	5.8%
150 King Street West, Toronto, Ontario, Canada, M5H 1J9

Wells Capital Management Incorporated	20,468,546	(3)	13%
525 Market Street, San Francisco, CA 94105

Wells Fargo Funds Management, LLC	13,593,910	(4)	9%
525 Market Street, San Francisco, CA 94105

Wells Fargo Advantage Small Cap Value Fund	11,078,100	(5)	7%
525 Market Street, San Francisco, CA 94105

Wells Fargo & Company	21,276,479	(6)	14%
420 Montgomery Street, San Francisco, CA 94104

(1)	For each holder included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by such holder by the sum of the 157,213,885 shares of common stock outstanding as of March 31, 2008. To the knowledge of MRV, none of the holders listed above had the right to acquire any additional MRVC shares on or within 60 days after March 31, 2008.

(2)	As reported in a Form 13F filed with the SEC on February 14, 2008 by Sun Life Financial Inc. (Sun Life), Sun Life reported that these securities are owned by various individual and institutional investors for which Sun Life serves as investment advisor with power to direct investments and/or sole power to vote the securities. In preparing the information in the table, we have assumed that as of March 31, 2008 there was no change in the beneficial ownership of our securities by Sun Life since the time when this Form 13F was filed.

(3)	As reported on Form 13G/A filed with the SEC on January 23, 2008 by Wells Fargo & Company (Wells Fargo), Wells Fargo reported that these securities are owned by various individual and institutional investors for which Wells Capital Management Inc. serves as investment advisor with power to direct investments and/or sole power to vote the securities. In preparing the information in the table, we have assumed that as of March 31, 2008, there has been no change in the beneficial ownership of MRV securities by Wells Capital Management Inc. since the time when this Form 13G/A was filed.

(4)	As reported on February 29, 2008, by Wells Fargo Advantage Small Cap Value Fund these securities are owned by various individual and institutional investors for which Wells Fargo Advantage Small Cap Value Fund serves as investment advisor with power to direct investments and/or sole power to vote the securities. In preparing the information in the table, we have assumed that as of March 31, 2008, there has been no change in the beneficial ownership of MRV securities by Wells Fargo Advantage Small Cap Value Fund since February 29, 2008.

(4)	As reported on Form 13G/A filed with the SEC on January 23, 2008 by Wells Fargo & Company, Wells Fargo reported that these securities are owned by various individual and institutional investors for which Wells Fargo Funds Management LLC serves as investment advisor with power to direct investments and/or sole power to vote the securities. In preparing the information in the table, we have assumed that as of March 31, 2008, there has been no change in the beneficial ownership of MRV securities by Wells Fargo Funds Management LLC since the time when this Form 13G/A was filed.

(6)	As reported on Form 13G/A filed with the SEC on January 23, 2008 by Wells Fargo & Company, Wells Fargo reported that these securities are owned by a parent holding company with power to direct investments and/or sole power to vote the securities. In preparing the information in the table, we have assumed that as of March 31, 2008, there has been no change in the beneficial ownership of our securities by Wells Fargo since the time when this Form 13G/A was filed.
Security Ownership of Management
We encourage our directors, officers and employees to own our common stock, as we believe that owning our common stock aligns their interest with the interests of our stockholders. The following table summarizes those persons known to MRV to be the beneficial owner of more than five percent of MRV common stock, as of March 31, 2008. Additional disclosure is provided to summarize the potential beneficial ownership in the event the persons listed below exercise stock options within 60 days of March 31, 2008.

Common Stock Beneficially Owned
		Subject to Stock
		Options Exercisable		Percentage
		Within 60 Days		Ownership
	Shares(1)	(2)	Total	(3)

Named Executive Officers
Noam Lotan	1,477,040	217,000	1,694,040	1.1%
Shlomo Margalit (4)	3,280,660	—	3,280,660	2.1%
Guy Avidan	—	149,000	149,000	*
Kevin Rubin	—	—	—	—
Near Margalit	—	308,625	308,625	*

Non-management Directors
Baruch Fischer	—	212,500	212,500	*
Harold Furchtgott-Roth	—	62,500	62,500	*
Guenter Jaensch	—	130,250	130,250	*
Igal Shidlovsky	—	204,492	204,492	*
Daniel Tsui	—	222,500	222,500	*

Directors and Named Executive Officers as a group	4,757,700	1,630,617	6,388,317	4.1%

*	Less than 1%

(1)	Holder has sole voting and investment power with respect to these shares, subject to applicable community property laws.

(2)	Shares that may be acquired pursuant to stock options that are, or will, become exercisable within 60 days from March 31, 2008.

(3)	For each individual included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of the 157,213,885 shares of common stock outstanding as of March 31, 2008, plus the number of shares of common stock that the holder had the right to acquire within 60 days of March 31, 2008.

(4)	Total shares owned include 1,500,000 shares held by Margalit L.P. in which Dr. Margalit is a partner.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
The Audit Committee’s policy and procedure is to pre-approve all audit and permissible non-audit related services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and generally subject to a specific budget. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed through the date of the auditor’s periodic report. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Ernst & Young LLP has been the principal independent registered public accounting firm for the audit of MRV’s annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q. The following is a summary of the fees Ernst & Young billed to MRV for services rendered for the years ended December 31, 2007 and 2006:

Fee Category	2007	2006

Audit Fees	$2,081,000	$1,482,000
Audit-Related Fees	173,000	118,000
Tax Fees	26,000	47,000
All Other Fees	536,000	—

Total	$2,816,000	$1,647,000

Audit Fees. Consists of fees billed for professional services rendered for the audits of MRV’s consolidated financial statements and internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services normally provided, primarily by Ernst & Young, in connection with statutory and regulatory filings or engagements. The Audit Committee approved 100% of the Audit professional services for each of the years ended December 31, 2007 and 2006.
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MRV’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations in connection with acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. The Audit Committee approved 100% of the Audit-Related professional services for each of the years ended December 31, 2007 and 2006.
Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. The Audit Committee approved 100% of the Tax professional services for each of the years ended December 31, 2007 and 2006.
All Other Fees. Consists of fees for products and services other than those reported in the Audit Fees, Audit-Related Fees, or Tax Fees categories above. The Audit Committee approved 100% of the Other professional services for each of the years ended December 31, 2007 and 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2008.

MRV COMMUNICATIONS, INC
By:	/s/ Noam Lotan
Noam Lotan
President and Chief Executive Officer

By:	/s/ Guy Avidan
Guy Avidan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Margalit*	April 29, 2008
Shlomo Margalit
Chairman of the Board

By:	/s/ Noam Lotan	April 29, 2008

Noam Lotan
Director

By:	/s/ Igal Shidovsky*	April 29, 2008

Igal Shidovsky
Director

By:	/s/ Guenter Jaensch*	April 29, 2008
Guenter Jaensch
Director

By:	/s/ Daniel Tsui*	April 29, 2008

Daniel Tsui
Director

By:	/s/ Baruch Fischer*	April 29, 2008

Baruch Fischer
Director

By:	/s/ Harold W. Furchtgott-Roth	April 29, 2008

Harold E. Furchtgott-Roth
Director

*By:	/s/ Noam Lotan	April 29, 2008

Noam Lotan
Attorney-in-Fact