Form 10-Q
period 2008-03-31
MRV COMMUNICATIONS INC
filed 2008-05-12
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from to
Commission file number 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)
20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, Zip Code)
(818) 773-0900
(Registrant’s telephone number, including area code)
     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2008, 157,179,177 shares of MRV common stock were outstanding.

MRV Communications, Inc.
Form 10-Q for the Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MRV Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

For the three months ended March 31:	2008	2007

	(Unaudited)
Revenue	$125,586	$89,679
Cost of goods sold	88,452	61,363

Gross profit	37,134	28,316

Operating costs and expenses:
Product development and engineering	10,530	7,306
Selling, general and administrative	28,784	22,739
Amortization of intangibles	653	—

Total operating costs and expenses	39,967	30,045

Operating loss	(2,833)	(1,729)

Interest expense	(914)	(1,052)
Other income, net	704	1,435

Loss before provision for income taxes	(3,043)	(1,346)

Provision for income taxes	637	870

Net loss	$(3,680)	$(2,216)

Loss per share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average number of shares:
Basic and diluted	157,152	125,758

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	March 31,	December 31,
	2008	2007

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,591	$72,474
Short-term marketable securities	3,006	6,402
Time deposits	5,113	6,055
Accounts receivable, net	129,455	128,368
Inventories	99,118	86,676
Deferred income taxes	360	838
Other current assets	22,636	25,370

Total current assets	332,279	326,183
Property and equipment, net	25,730	24,510
Goodwill	140,303	137,371
Deferred income taxes	1,669	907
Long term marketable securities	1,445	1,442
Intangibles, net	11,341	11,994
Other assets	5,478	5,097

Total Assets	$518,245	$507,504

Liabilities and stockholders’ equity
Current liabilities:
Short-term obligations	$29,265	$28,931
Accounts payable	91,506	82,927
Accrued liabilities	37,169	38,902
Deferred consideration payable	30,561	30,561
Deferred revenue	10,413	9,203
Other current liabilities	4,038	7,766

Total current liabilities	202,952	198,290
Other long-term liabilities	9,981	9,322
Minority interest	5,431	5,193
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized — 320,000 shares Issued — 158,567 shares in 2008 and 158,480 shares in 2007 Outstanding — 157,214 shares in 2008 and 157,127 shares in 2007	267	267
Additional paid in capital	1,345,644	1,344,661
Accumulated deficit	(1,059,232)	(1,055,552)
Treasury stock — 1,353 shares in 2008 and 2007	(1,352)	(1,352)
Accumulated other comprehensive loss	14,554	6,675

Total stockholders’ equity	299,881	294,699

Total liabilities and stockholders’ equity	$518,245	$507,504

The accompanying notes are an integral part of these consolidated balance sheets.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

For the three months ended March 31:	2008	2007

	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,680)	$(2,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other noncash items	2,879	865
Share-based compensation expense	1,296	824
Provision for doubtful accounts	(20)	106
Deferred income taxes	(105)	—
(Gain) loss on disposition of property and equipment	12	(11)
Minority interests’ share of income (loss)	(117)	13
Changes in operating assets and liabilities:
Time deposits	972	(4,251)
Accounts receivable	4,518	10,630
Inventories	(8,702)	(3,912)
Other assets	3,895	(2,024)
Accounts payable	4,527	2,755
Accrued liabilities	(1,683)	(5,378)
Deferred revenue	861	57
Other current liabilities	(5,547)	1,799

Net cash used in operating activities	(894)	(743)

Cash flows from investing activities:
Purchases of property and equipment	(2,759)	(1,674)
Proceeds from sale of property and equipment	194	48
Purchases of investments	—	(4,000)
Proceeds from sale or maturity of investments	3,395	3,500

Net cash provided by (used in) investing activities	830	(2,126)

Cash flows from financing activities:
Net proceeds from issuance of common stock	44	946
Borrowings on short-term obligations	939	33,757
Payments on short-term obligations	(2,304)	(38,678)
Borrowings on long-term obligations	—	148
Payments on long-term obligations	(45)	(72)
Other long-term liabilities	(201)	4

Net cash used in financing activities	(1,567)	(3,895)

Effect of exchange rate changes on cash and cash equivalents	1,748	311

Net increase (decrease) in cash and cash equivalents	117	(6,453)

Cash and cash equivalents, beginning of period	72,474	91,722

Cash and cash equivalents, end of period	$72,591	$85,269

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
          The consolidated financial statements include the accounts of MRV Communications, Inc. (MRV) and its subsidiaries; all significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.
          The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MRV’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
          In the opinion of MRV’s management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV Communications, Inc. as of March 31, 2008, and the results of its operations and its cash flows for the three months then ended.
          The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.
2. Cash and Cash Equivalents, Time Deposits and Marketable Securities
          MRV considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Investments with maturities of less than one year are considered short-term. Time deposits represent investments, which are restricted as to withdrawal or use based on maturity terms. MRV maintains cash balances and investments in highly qualified financial institutions, and at various times such amounts are in excess of insured limits. MRV’s marketable securities are available for sale, and the original cost approximated fair market value as of March 31, 2008 and December 31, 2007. Marketable securities mature at various dates through 2008 and 2009 and consist of corporate issues.
3. Allowance for Doubtful Accounts
          The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2008 (in thousands):

Three months ended March 31:	2008

Beginning balance	$6,651
Charged to cost and expense	(20)
Foreign currency translation	274
Deductions	111

Total	$7,016

4. Inventories
          Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. Net inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$34,348	$29,863
Work-in process	22,095	18,968
Finished goods	42,675	37,845

Total	$99,118	$86,676

5. Goodwill and Other Intangibles
          The following table summarizes the changes in carrying value of goodwill during the three months ended March 31, 2008 (in thousands):

Three months ended March 31:	2008

Beginning balance	$137,371
Foreign currency translation	2,932

Total	$140,303

          Other intangibles assets consist of the intangibles assets identified as a result of the Fiberxon acquisition on July 1, 2007. The following table summarizes MRV’s other intangible asset balances at March 31, 2008 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$8,500	$(1,159)	$7,341
Customer relationships	4,800	(800)	4,000
Customer backlog	600	(600)	—

Total other intangible assets	$13,900	$(2,559)	$11,341

Amortization of other intangibles was $653,000 for the three months ended March 31, 2008.

6. Product Warranty and Indemnification
          As of March 31, 2008, MRV’s product warranty liability recorded in accrued liabilities was $2.6 million. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years. The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2008 (in thousands):

Three months ended March 31:	2008

Beginning balance	$2,547
Cost of warranty claims	(119)
Accruals for product warranties	107
Foreign currency translation	24

Total	$2,559

7. Convertible Debt
          In June 2003, MRV completed the sale of $23.0 million principal amount of five-year 5% convertible notes (2003 Notes) due in 2008, to Deutsche Bank AG, London Branch, in a private placement. The 2003 Notes bore interest at 5% per annum and were convertible into shares of MRV’s common stock at a conversion price of $2.32 per share. The original 9,913,914 shares of MRV common stock issuable upon conversion were subsequently registered for resale by Deutsche Bank pursuant to a related Registration Rights Agreement dated June 1, 2003.
          On August 10, 2007, MRV executed a Securities Exchange Agreement exchanging the 2003 Notes for 11,900,000 shares of MRV’s common stock. As a result of executing the Securities Exchange Agreement, any of MRV’s obligations related to the convertible notes, Securities Purchase Agreement, and the Registration Rights Agreement terminated effective August 10, 2007. Interest expense related to the 2003 Notes amounted to $289,000 for the three months ended March 31, 2007.
8. Loss Per Share
          Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and warrants. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.
          Outstanding stock options and warrants to purchase 15.7 million shares and 11.0 million shares as of March 31, 2008 and 2007, respectively, were anti-dilutive and excluded from the computation of diluted loss per share. Potential common shares associated with the 2003 Notes were anti-dilutive and excluded from the computation of diluted loss per share for the three months ended March 31, 2007.

9. Share-Based Compensation
          MRV records share-based compensation expense in accordance with the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)). The following is a summary of the impact on MRV’s results of operations of recording share-based compensation under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 (in thousands):

Three months ended March 31:	2008	2007

Cost of goods sold	$101	$85
Product development and engineering	460	190
Selling, general and administrative	735	549

Total share-based compensation expense (1)	$1,296	$824

(1)	No income tax benefits relating to share-based compensation were recognized for the periods presented.
          The weighted average fair value of awards granted during the three months ended March 31, 2008 was $0.76 per share. There were no share-based awards granted during the three months ended March 31, 2007. The total fair value of options vested during the three months ended March 31, 2008 and 2007 was $670,000 and $501,000, respectively. As of March 31, 2008, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $6.2 million which is expected to be amortized over a weighted-average period of 2.6 years. On July 1, 2007 Source Photonics issued restricted stock units to employees of Fiberxon. MRV valued the restricted stock units using a third party valuation. The $2.2 million aggregate grant date fair value, less forfeitures, is being recognized ratably over the four year vesting period.
     Valuation Assumptions
          MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes model requires the use of subjective and complex assumptions, including the option’s expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the following periods:

Three months ended March 31:	2008	2007(1)

Risk-free interest rate	2.3%	NA
Dividend yield	0%	NA
Volatility	63.3%	NA
Expected life	4.3 yrs	NA

(1)	There were no share-based awards granted during the three months ended March 31, 2007.
10. Segment Reporting and Geographical Information
          MRV divides and operates its business based on three segments: the network equipment group, the network integration group, and the optical components group. In the fourth quarter of 2007, MRV disaggregated its networking reporting segment and began disclosing the network equipment group separately from the network integration group. Prior year amounts have been reclassified to conform to the current year presentation. The network equipment group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The network integration group provides value-added integration and support services for customers’ networks. The optical components group designs, manufactures and distributes optical components and optical subsystems. Segment information is therefore being provided on this basis.

          The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV’s Annual Report on Form 10-K. MRV evaluates segment performance based on revenues and operating expenses of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income.
          Following is a summary of revenues by segment, including intersegment sales (in thousands):

Three months ended March 31:	2008	2007

Network equipment group	$30,649	$23,569
Network integration group	49,087	46,951
Optical components group	49,999	22,918
All others	31	—

	129,766	93,438
Adjustments (1)	(4,180)	(3,759)

Total	$125,586	$89,679

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.
          Network equipment revenue primarily consists of MRV’s internally developed products, such as Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of the system solution. Network integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of the system solution. Fiber optic components revenue primarily consists fiber optic components, such as components for fiber-to-the premises, or FTTP, applications, fiber optic transceivers, discrete lasers and LEDs, that are not sold as part of MRV’s network equipment or network integration solutions.
          For the three months ended March 31, 2007, the optical components group revenue included $2.9 million of revenue that was previously deferred from prior period sales of products to one customer. MRV evaluated the conditions that resulted in the deferred revenue and determined that such conditions lapsed during the three months ended March 31, 2007. This amount is classified as Americas revenue in the revenue by geographical region table below.
          For the three months ended March 31, 2008 and 2007, no single customer accounted for 10% or more of revenues in either period. MRV does not track customer revenue by region for each individual reporting segment.
          Following is a summary of external revenue by geographical region (in thousands):

Three months ended March 31:	2008	2007

Americas	$41,364	$27,101
Europe	64,622	55,392
Asia Pacific	19,530	7,123
Other regions	70	63

Total	$125,586	$89,679

          Following is a summary of long-lived assets, consisting of property and equipment, by geographical region (in thousands):

	March 31,	December 31,
	2008	2007

Americas	$5,434	$5,111
Europe	9,003	8,601
Asia Pacific	11,293	10,798

Total	$25,730	$24,510

          Following is a summary of operating income (loss) by segment (in thousands):

Three months ended March 31:	2008	2007

Network equipment group	$(441)	$(3,274)
Network integration group	(107)	2,504
Optical components group	(299)	1,338
All others	(458)	(376)

	(1,305)	192
Corporate unallocated	(1,976)	(2,034)
Adjustments (1)	448	113

Total	$(2,833)	$(1,729)

(1)	Adjustments represent the elimination of intersegment sales and related balances in order to reconcile to consolidated operating loss
          Following is a summary of Income (loss) before provision for income taxes (in thousands):

Three months ended March 31:	2008	2007

Domestic	$(350)	$(1,923)
Foreign	(2,693)	577

Total	$(3,043)	$(1,346)

11. Comprehensive Loss
          Following is a summary of the components of comprehensive income (loss) (in thousands):

For the three months ended March 31:	2008	2007

Net loss	$(3,680)	$(2,216)
Unrealized loss from available-for-sale securities	—	(1)
Pension obligation	62	—
Foreign currency translation	7,817	(161)

Total	$4,199	$(2,378)

12. Derivative Financial Instruments
          MRV, through certain foreign offices, has entered into foreign exchange and interest rate swap contracts. All derivatives are held for purposes other than trading. The fair values of the derivatives are recorded in other current or non-current assets or liabilities in the accompanying Balance Sheets. No hedging relationship is designated for these derivatives held and they are marked to market through earnings. The fair value of these derivative instruments is based on quoted market prices. Cash flows from financial instruments are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.
          Foreign Exchange Contracts. Certain foreign offices of MRV enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of March 31, 2008, there were no outstanding foreign currency contracts.
          Interest Rate Swaps. A foreign office of MRV manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of March 31, 2008 this foreign office had one interest rate swap contract maturing in 2008. Unrealized gains on interest rate swaps for the three months ended March 31, 2008 and 2007 were $102,000 and $22,000, respectively, which have been recorded in interest expense. The fair value and the carrying value of the interest rate swap was $96,000 at March 31, 2008 and was recorded in other current liabilities.
13. Supplemental Statement of Cash Flow Information (in thousands)

For the three months ended March 31:	2008	2007

Cash paid during the period for interest	$748	$986

Cash paid during the period for taxes	$498	$1,787

14. Acquisition
          On July 1, 2007, MRV acquired Fiberxon, Inc. (Fiberxon), a privately-held Delaware corporation. Fiberxon develops and manufactures modular optical link interfaces for telecommunication systems and networks, with principal manufacturing operations in China. MRV acquired Fiberxon to add an established, vertically integrated manufacturing, sales and distribution model in China and strengthens the Company’s optical component groups positioning in Asia-Pacific, Europe and North America. MRV has announced its intention to contribute the capital stock of Fiberxon to Source Photonics, Inc. (Source Photonics), a wholly-owned subsidiary of MRV, or otherwise combine Fiberxon’s business with that of Source Photonics. In exchange for the outstanding capital stock of Fiberxon, MRV agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of MRV’s common stock (excluding 2.8 million shares of MRV’s common stock underlying the assumption of Fiberxon outstanding stock options), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of MRV’s common stock, or a combination thereof, if Source Photonics does not complete an initial public offering (an “IPO”) of its common stock by March 27, 2009. The third component of the purchase consideration may amount to more or less than $31.5 million if Source Photonics successfully completes an IPO on or prior to March 27, 2009. In such event and in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Source Photonics IPO, less the discount provided to the underwriters, by (y) the total number of shares of Source Photonics Common Stock outstanding immediately prior to the effectiveness of the agreement between Source Photonics and the underwriters of the Source Photonics IPO.
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
     MRV accounted for the acquisition as a purchase in accordance with the guidance in Statement of Financial Accounting Standards No. 141 (SFAS No. 141) Business Combinations; and the net tangible assets acquired were recorded at fair value on the acquisition date.
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

     MRV and Fiberxon’s stockholders agreed to share the costs incurred following the closing to reconstruct Fiberxon’s prior years’ financial statements, and compilation and audit services incurred to produce Fiberxon’s audited financial statements in the form and content required under SEC rules. MRV paid for all of the costs on behalf of both entities and deducted the $939,000 portion attributable to the Fiberxon stockholders’ responsibility, from the purchase price per the amended agreement of June 26, 2007.
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
     Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages that MRV expects to realize primarily from Fiberxon’s standing in the China telecom industry market. Goodwill has been assigned to the Optical components segment.
     In connection with the purchase price allocation, MRV recorded a $2.2 million net deferred tax liability. The deferred tax liability arose as a result of the $13.9 million value assigned to identifiable intangible assets, offset by deferred tax assets related to accruals and reserves.
     The following unaudited pro forma condensed combined financial data below is based on current and historical unaudited financial statements of MRV and Fiberxon after giving effect to MRV’s acquisition of Fiberxon and the assumptions and adjustments described in this note. Fiberxon’s results of operations for the three months ended March 31, 2008 are included in MRV’s consolidated financial statements subsequent to the July 1, 2007 acquisition date. The unaudited pro forma condensed combined financial data of MRV and Fiberxon reflect results of operations as though the companies had been combined as of the beginning of 2007:

For the three months ended March 31:	2007

Pro forma net revenue	$108,862
Pro forma net loss	$(3,163)
Pro forma net loss per share (basic)	$(0.03)
Pro forma net loss per share (diluted)	$(0.03)

     The unaudited pro forma condensed combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

15. Recently Issued Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 became effective for MRV beginning January 1, 2008, and the provisions of SFAS No. 157 were applied prospectively as of that date. SFAS No. 157 establishes a three-level hierarchy that prioritizes the use of observable inputs, such as quoted prices in active markets, and minimizes the use of unobservable inputs, to measure fair value. All of MRV’s assets and liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The adoption of SFAS No. 157 did not have a material effect on MRV’s financial condition, its results of operations or liquidity.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. MRV elected the fair value option at adoption of this statement on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition, results of operations or liquidity.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This standard requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of this statement will be a reclassification of minority interests to stockholders’ equity in MRV’s balance sheet.
          In December 2007, the FASB issued SFAS No. 141(R), which revises SFAS No. 141, Business Combinations, to simplify existing guidance and converge rulemaking under US GAAP with international accounting standards. SFAS No. 141(R) applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. Earlier adoption is prohibited. MRV is currently assessing the impact that SFAS No. 141(R) will have on our financial condition, results of operations and liquidity. The effects of adoption will depend on the nature and significance of any acquisitions subject to this statement.

16. Subsequent Event
     On April 7, 2008, Source Photonics, LuminentOIC, Inc., and Fiberxon, Inc. (the Borrowers), all wholly-owned subsidiaries of MRV, entered into a Loan and Security Agreement with Silicon Valley Bank (SVB) for a working capital loan facility of up to $15.0 million against qualified accounts receivable of up to $18.75 million (the Agreement). The maturity date of the Agreement is April 6, 2009. Under the terms of the Agreement, the Borrowers may finance certain eligible accounts receivable in amounts equal to the advance rate (currently 80%) in effect multiplied by the face amount of the account receivable. The interest rate applicable to each advance ranges from zero to four percent over SVB’s prime rate, dependent on the Borrowers’ ratio of unrestricted cash and cash equivalents held at SVB and net accounts receivable to all obligations and liabilities of the Borrowers to SVB, plus, without duplication, the aggregate amount of the Borrowers’ total liabilities, as defined, that mature within one year. Under the Agreement, each of the Borrowers granted SVB a security interest in all of its right, title and interest in its assets, other than intellectual property, and agreed not to sell, transfer, assign, mortgage, pledge, grant a security interest in or encumber any of its intellectual property without SVB’s prior written consent. The Borrowers paid a $50,000 facility fee, and are subject to additional administrative fees under certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. In addition to historical information, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Form 10-Q. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-Q.
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
          In July 2007, we completed our acquisition of Fiberxon, a PRC-based supplier of transceivers for applications in metropolitan networks, access networks and passive optical networks, for approximately $131 million in cash and stock. Fiberxon is part of the Optical Components group, and its results of operations are included in our Consolidated Financial Statements from July 1, 2007.
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
          Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, China, Denmark, Finland, France, Germany, Hungary, Israel, Italy, Japan, Korea, Mexico, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended March 31, 2008 and 2007, foreign revenues constituted 67% and 70%, respectively, of our total revenues. The majority of our foreign sales are to customers located in the European region. The remaining foreign sales are primarily to customers in the Asia Pacific region.
Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
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

          Share-Based Compensation. As discussed in Note 9, Share-Based Compensation of Notes to Consolidated Financial Statements included in this report, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of stock option awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 9 for a further discussion on stock-based compensation and assumptions used. MRV used a third party’s valuation to value the restricted stock units issued by our subsidiary, Source Photonics, in July 2007. The aggregate grant date fair value, less forfeitures, is being recognized ratably over the four year vesting period.
Currency Rate Fluctuations
          Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Swiss franc and the Taiwan dollar. Additional discussion of foreign currency risk and other market risks is included in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Report.
Management Discussion Snapshot
          The following table summarizes certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

Three months ended March 31:	2008		2007
	$	%	$	%
Revenue (1)	125,586	100	89,679	100

Network equipment group (2)	30,649	24	23,569	26
Network integration group (2)	49,087	39	46,951	52
Optical components group (2)	49,999	40	22,918	26
All others (2)	31	—	—	—

Gross margin (2)	37,134	30	28,316	32

Network equipment group (3)	14,991	49	11,310	48
Network integration group (3)	11,533	23	11,369	24
Optical components group (3)	10,181	20	5,564	24
All others (3)	16	NM	—	NM

Operating costs and expenses (2)	39,967	32	30,045	34

Network equipment group (3)	15,432	50	14,585	62
Network integration group (3)	11,640	24	8,864	19
Optical components group (3)	10,480	21	4,226	18
All others (3)	474	NM	376	NM

Operating income (loss) (2)	(2,833)	(2)	(1,729)	(2)

Network equipment group (3)	(441)	(1)	(3,274)	(14)
Network integration group (3)	(107)	NM	2,504	5
Optical components group (3)	(299)	(1)	1,338	6
All others (3)	(458)	NM	(376)	NM

NM	— not meaningful

(1)	Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the network equipment group and sales of network equipment to the network integration group.

(2)	Percentages as a percent of consolidated revenue.

(3)	Percentages as a percent of applicable segment revenue.
          The following management discussion and analysis refers to and analyzes our results of operations among three segments as defined by our management. These three segments are the network equipment group, network integration group, and the optical components group.
Three Months Ended March 31, 2008 Compared
To Three Months Ended March 31, 2007
     Revenue
          The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

					% Change
					Constant
For the three months ended March 31:	2008	2007	$ Change	% Change	Currency(2)

Network equipment group	$30,649	$23,569	$7,080	30%	27%
Network integration group	49,087	46,951	2,136	5	(8)
Optical components group	49,999	22,918	27,081	118	113
All others	31	—	31	NM	NM

	129,766	93,438	36,328	39	30
Adjustments (1)	(4,180)	(3,759)	(421)	11	11

Total	$125,586	$89,679	$35,907	40%	31%

NM	— not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

          The following table sets forth, for the periods indicated, external revenues by segment by geographical region (dollars in thousands):

For the three months ended March 31:	2008	2007	$ Change	% Change

Network equipment group:
Americas	$14,424	$10,690	$3,734	35%
Europe	10,720	7,513	3,207	43
Asia Pacific	2,765	2,730	35	1
Other regions	68	60	8	13

Total network equipment	27,977	20,993	6,984	33

Network integration group:
Europe	49,087	46,951	2,136	5

Total network integration	49,087	46,951	2,136	5

Optical component group:
Americas	26,940	16,411	10,529	64
Europe	4,807	928	3,879	418
Asia Pacific	16,765	4,393	12,372	282
Other regions	2	3	(1)	NM

Total optical components	48,514	21,735	26,779	123
All others	8	—	8	NM
Total	$125,586	$89,679	$35,907	40%

          Consolidated revenues for 2008 increased $35.9 million, or 40% due primarily to the acquisition of Fiberxon, which added $22.2 million of new revenue growth to the optical components segment. Additional organic growth in the network equipment segment was $7.1 million, or 30%, network integration grew $2.1 million, or 5%, and the legacy portion of the optical components segment increased $4.9 million, or 21% over the prior year. Revenue would have been $7.8 million lower in the first quarter of 2008 had foreign currency exchange rates remained the same as they were in the first quarter of 2007.
          Network Equipment Group. Revenues, including intersegment revenues, generated from the network equipment group increased $7.1 million, which was due primarily to increased sales in the Americas region of $3.7 million, and increased sales in the European region of $3.2 million. We attribute the 35% increase in the Americas region to the investment made in 2007 to expand the U.S. sales force. Revenue would have been $733,000 lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.
          Network Integration Group. Revenues, including intersegment revenues, generated from the network integration group increased $2.1 million due to the favorable impact of foreign currency movements on revenues, partially offset by decreases in integration and distribution activities throughout Europe. Revenue would have been $6.0 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.
          Optical Components Group. Revenues, including intersegment revenue, generated from the optical components group increased $27.1 million, of which $22.2 million was attributable to sales generated by the Fiberxon subsidiary. Revenue in 2007 includes $2.9 million that had been previously deferred from sales of products to one customer in periods prior to the first quarter of 2007. Revenue from sales of passive optical network subsystems, or PON, for applications in FTTP deployments, were $30.1 million and $14.6 million in the three months ended March 31, 2008 and 2007, respectively. Revenue from sales of datacom/telecom transceivers, or D/T, were $19.5 million and $8.0 million in the three months ended March 31, 2008 and 2007. Revenue would have been $1.1 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

     Gross Profit
          The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

					% Change
					Constant
For the three months ended March 31:	2008	2007	$ Change	% Change	Currency (2)

Network equipment group	$14,991	$11,310	$3,681	33%	28%
Network integration group	11,533	11,369	164	1	1
Optical components group	10,181	5,564	4,617	83	82
All others	16	—	16	NM	NM

	36,721	28,243	8,478	30	28
Corporate unallocated cost of goods sold	(39)	(40)	1	NM	NM
Intersegment adjustments (1)	452	113	339	300	492

Total	$37,134	$28,316	$8,818	31%	29%

NM	— not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated gross profit.

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Consolidated gross profit increased $8.8 million due to the $35.9 million increase in revenues partially offset by a decrease in gross margin from 32% to 30%. The decline in gross margin was primarily attributable to a change in segment mix, primarily resulting from the increasing percentage of revenues in 2008 contributed from the optical components group, which has lower margins than the other segments. Gross profit would have been $595,000 lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Gross profit reflects the effect of share-based compensation in cost of goods sold of $101,000 and $85,000 in 2008 and 2007, respectively.
          Network Equipment Group. Gross profit for the network equipment group increased $3.7 million. The increase was due to the $7.0 million increase in external revenues and an increase in gross margins from 48% to 49%. The increase in gross margins in 2008 was the result of differences in the composition of the products sold in each period. Gross profit would have been $475,000 lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.
          Network Integration Group. Gross profit for the network integration group increased $164,000. The increase was due to the $2.1 million increase in external revenues partially offset by a decrease in gross margin from 24% to 23%. The decrease in gross margins in 2008 was the result of differences in the composition of the products and services sold in each period. The effect of currency fluctuations did not have a significant impact on the year-over-year change in gross profit.
          Optical Components Group. Gross profit for the optical components group increased $4.6 million. The increase was due to the $26.8 million increase in external revenues partially offset by a decrease in gross margin from 24% to 20%. The gross margin decreased in 2008 primarily because of lower (16%) gross margins from Fiberxon. The effect of currency fluctuations did not have a significant impact on the year-over-year change in gross profit.

     Operating Costs and Expenses
          The following table summarizes certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended March 31:	2008	2007	Change	Change	Currency (1)

Network equipment group	$15,432	$14,585	$847	6%	3%
Network integration group	11,640	8,864	2,776	31	15
Optical components group	10,480	4,226	6,254	148	147
All others	474	376	98	26	26

	38,026	28,051	9,975	36	29
Corporate unallocated operating expenses (2)	1,941	1,994	(53)	NM	NM

Total	$39,967	$30,045	$9,922	33%	27%

(1)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Corporate unallocated operating expenses include unallocated product development, and selling, general and administrative expenses.
          Consolidated operating costs and expenses were $40 million, or 32% of revenues, for 2008, compared to $30.0 million, or 34% of revenues, for 2007. The increase in operating costs and expenses was largely due to the inclusion of Fiberxon’s operating costs in 2008, whereas operating costs in the prior year period were incurred prior to the acquisition of Fiberxon. Operating costs increased in the network integration group, and to a lesser extent, the network equipment group. Operating costs and expenses would have been $1.9 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Product development and engineering expenses included the effect of segment and unallocated corporate share-based compensation of $460,000 and $190,000 in 2008 and 2007, respectively. Selling, general and administrative expenses included the effect of segment and unallocated corporate share-based compensation of $734,000 and $550,000 in 2008 and 2007, respectively.
          Network Equipment Group. Operating costs and expenses for 2008 were $15.4 million, or 50% of revenues, compared to $14.6 million, or 62% of revenues, for 2007. The absolute dollar increase in operating costs and expenses was the result of a $339,000 increase in labor and related costs for product development and engineering, additional investment in our North American sales organization of $372,000 and increases due to foreign currency translation. Operating costs and expenses would have been $393,000 lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Product development and engineering expenses included the effect of share-based compensation of $99,000 and $112,000 in 2008 and 2007, respectively. Selling, general and administrative expenses included the effect of share-based compensation of $190,000 and $178,000 in 2008 and 2007, respectively.
          Network Integration Group. Operating costs and expenses for 2008 were $11.6 million, or 24% of revenues, compared to $8.9 million, or 19% of revenues, for 2007. The increase in operating costs and expenses was primarily the result of foreign currency exchange rates. Operating costs and expenses would have been $1.4 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. The remaining increase was primarily due to increased selling, general and administrative labor and related costs. Selling, general and administrative expenses included the effect of share-based compensation of $96,000 and $155,000 in 2008 and 2007, respectively.

          Optical Components Group. Operating costs and expenses for 2008 were $10.5 million, or 21% of revenues, compared to $4.2 million, or 18% of revenues, for 2007. Substantially all of the increased operating costs and expenses are attributable to the addition of Fiberxon’s 2008 operating costs whereas operating costs in the prior year period were incurred prior to the acquisition of Fiberxon. The effect of currency fluctuations did not have a significant impact on the year-over-year change in operating costs and expenses. Product development and engineering expenses included the effect of share-based compensation of $354,000 and $76,000 in 2008 and 2007, respectively. Selling, general and administrative expenses included the effect of share-based compensation of $284,000 and $86,000 in 2008 and 2007, respectively.
     Operating Income (Loss)
          The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

					% Change
			$	%	Constant
For the three months ended March 31:	2008	2007	Change	Change	Currency (2)

Network equipment group	$(441)	$(3,274)	$2,833	87%	84%
Network integration group	(107)	2,504	(2,611)	(104)	(50)
Optical components group	(299)	1,338	(1,637)	(122)	(124)
All others	(458)	(376)	(82)	(22)	(22)

	(1,305)	192	(1,497)	(780)	(119)
Corporate unallocated	(1,976)	(2,034)	58	NM	NM
Adjustments (1)	448	113	335	NM	NM

Total	$(2,833)	$(1,729)	$(1,104)	(64%)	(10)%

NM	— not meaningful

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated operating income (loss).

(2)	Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
          Consolidated operating loss was $2.8 million in 2008, or 2% of revenues, an increase of $1.1 million from a $1.7 million operating loss, or 2% of revenues, in 2007. The increase was primarily the result of the addition of the Fiberxon’s operations and increased network equipment operating expenses. Operating loss would have been $1.3 million less in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating loss included the effect of segment and unallocated corporate share-based compensation expense of $1.3 million and $824,000 in 2008 and 2007, respectively.
          Network Equipment Group. Our network equipment group reported an operating loss of $441,000 for 2008, compared to an operating loss of $3.3 million for 2007, a $2.8 million improvement. The improvement was primarily the result of increased revenues and higher gross profit. Operating loss would have been $82,000 more in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating loss included the effect of share-based compensation expense of $307,000 and $313,000 in 2008 and 2007, respectively.
          Network Integration Group. Our network integration group reported an operating loss of $107,000 for 2008, compared to operating income of $2.5 million for 2007, a decrease of $2.6 million. The decrease was the result of a $2.8 million increase in operating expenses. Operating income would have been $1.4 million higher in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating income included the effect of share-based compensation expense of $96,000 and $155,000 in 2008 and 2007, respectively.

          Optical Components Group. Our optical components group reported an operating loss of $299,000 for 2008, compared to operating income of $1.3 million for 2007. The operating loss was primarily due to the addition of Fiberxon’s $2.2 million net loss in 2008. In 2007, the optical components group recognized approximately $2.9 million that had been previously deferred from sales of products to one customer in periods prior to the first quarter of 2007. The effect of currency fluctuations did not have a significant impact on the year-over-year change in operating loss. Operating loss included the effect of share-based compensation expense of $718,000 and $221,000 in 2008 and 2007, respectively.
     Interest Expense and Other Income, Net
          Interest expense was $0.9 million for 2008 and $1.1 million for 2007. The decrease in interest expense was primarily the net result of the decrease in interest expense related to the 2003 Notes that were converted into common stock in August 2007, partially offset by an increase in interest expense related to the Fiberxon subsidiary. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income declined to $0.7 million in 2008 from and $1.3 million in 2007 as a result of the decrease in underlying interest-bearing marketable securities.
     Income Taxes
          The provision for income taxes was $637,000 in 2008 and $870,000 in 2007. In 2008, we generated less pre-tax income in the jurisdictions where we pay taxes, particularly in the foreign subsidiaries comprising the network integration group where non-operating expenses, combined with moderately lower operating income, resulted in a $233,000 decrease in tax expense. In 2007, our optical components group recognized approximately $2.9 million in deferred revenue for which the costs associated with that revenue were recognized in periods prior to those periods presented herein. As a result of the full valuation allowance against the deferred tax assets relating to the deferred revenue, there was no impact to the 2007 provision for income taxes from the recognition of this revenue. Income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.
     Tax Loss Carryforwards
          As of December 31, 2007, we had net operating loss carryforwards, or NOLs, of approximately $193.8 million for federal income tax purposes and approximately $199.6 million for state income tax purposes. We also had capital loss carry forwards totaling $47.6 million as of December 31, 2007, which begin to expire in 2009. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2007, the NOLs had a full valuation allowance.
     Recently Issued Accounting Standards
          For a discussion of recently issued accounting standards relevant to our financial performance, see Note 15 of Notes to Consolidated Financial Statements included in this Report.

Liquidity and Capital Resources
          We had cash and cash equivalents of $72.6 million as of March 31, 2008, compared to $72.5 million in cash and cash equivalents as of December 31, 2007. The following table summarizes our cash position, which includes cash, cash equivalents, time deposits and short-term and long-term marketable securities, and debt position, which includes all short-term and long-term obligations (dollars in thousands):

	March 31,	December 31,
	2008	2007

Cash
Cash and cash equivalents	$72,591	$72,474
Time deposits	5,113	6,055
Short-term marketable securities	3,006	6,402
Long-term marketable securities	1,445	1,442

	82,155	86,373

Debt
Short-term obligations (1)	29,265	28,931
Long-term debt	53	66

	29,318	28,997

Cash in excess of debt	$52,837	$57,376

Ratio of cash to debt (2)	2.8 : 1	3.0 : 1

(1)	Includes current maturities of long-term debt.

(2)	Determined by dividing total cash by total debt.
     Working Capital
          The following is a summary of our working capital position (dollars in thousands):

	March 31,	December 31,
	2008	2007

Current assets	$332,279	$326,183
Current liabilities	202,952	198,290

Working capital	$129,327	$127,893

Current ratio (1)	1.6 : 1	1.6 : 1

(1)	Determined by dividing total current assets by total current liabilities.
          Current assets increased $6.1 million due primarily to an increase in inventories, partially offset by decreases in short term marketable securities, and prepaid and other assets. Fluctuations in current assets typically result from the timing of: shipments of our products to customers, receipts of inventories from and payments to our vendors, cash used for capital expenditures and the effects of changes in foreign currencies.
          Current liabilities increased $4.7 million due primarily to the increase in accounts payable and deferred income, partially offset by the decrease in other current and accrued liabilities. Fluctuations in current liabilities typically result from the timing of: payments to our vendors for raw materials, timing of payments for accrued liabilities, such as payroll related expenses and interest on our short-term and long-term obligations, changes in deferred revenue, income tax liabilities and the effects of changes in foreign currencies.

     Cash Flow
          The following is a summary of certain cash flow data from our Consolidated Statements of Cash Flows (dollars in thousands):

For the three months ended March 31:	2008	2007

Net cash provided by (used in):
Operating activities	$(894)	$(743)
Investing activities	830	(2,126)
Financing activities	(1,567)	(3,895)
Effect of exchange rate changes on cash and cash equivalents	1,748	311

Net increase (decrease) in cash and cash equivalents	$117	$(6,453)

          Cash Flows Related to Operating Activities. Cash used in operating activities was $0.9 million for the three months ended March 31, 2008, compared to cash used in operating activities of $0.7 million for the same period last year. Cash used in operating activities was a result of our $3.7 million net loss, adjusted for non-cash items such as depreciation and amortization and share-based compensation expense. An increase in accounts payable positively affected cash used in operating activities. In the same period, cash used in operating activities was negatively affected by increases in inventories and a reduction in other liabilities. Raw materials, and component purchases that we expect to ship in future periods, increased our inventories. Timing of payments to vendors resulted in an increase in accounts payable. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.
          Cash Flows Related to Investing Activities. Cash used in investing activities was $0.8 million for the three months ended March 31, 2008, compared to cash used in investing activities totaling $2.1 million for the same period last year. Cash used in investing activities for 2008 was primarily the result of capital expenditures offset by sales of short-term marketable securities. As of March 31, 2008, we had no plans for major capital expenditures. Cash flows used in investing activities for the prior period were primarily from capital expenditures.
          Cash Flows Related to Financing Activities. Cash used in financing activities was $1.6 million for the three months ended March 31, 2008, compared to $3.9 million in cash flows used in financing activities for the same period last year. Cash used in financing activities was primarily the result of net payments on short-term obligations, partially offset by net borrowings on short-term obligations. Cash flows provided by financing activities for the prior period represent the net proceeds from the issuance of our common stock, the proceeds from the exercise of employee stock options, changes in other long-term liabilities, and net cash payments on short-term borrowings.
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

     Contractual Obligations
          The following table summarizes our contractual obligations as of March 31, 2008 (in thousands):

		Less than 1			After 5
Contractual Obligations	Total	Year	1—3 Years	3—5 Years	Years

Deferred consideration payable	$30,561	$30,561	$—	$—	$—
Short-term debt	27,814	27,814	—	—	—
Operating leases	24,664	6,765	8,537	4,845	4,517
Purchase commitments with suppliers and contract manufacturers	5,777	5,777	—	—	—
Long-term debt	158	105	53	—	—

Total contractual obligations	$88,974	$71,022	$8,590	$4,845	$4,517

          Contractual obligations primarily consist of deferred consideration payable to the former Fiberxon stockholders, equipment and facilities operating leases, short-term debt (describe) and unconditional purchase obligations for raw materials. The deferred compensation payable is contingent on Source Photonics successfully completing an initial public offering (IPO) by March 27, 2009. In the event this does not occur, MRV may settle the deferred compensation payable in cash or shares of MRV’s common stock, or a combination thereof. If Source Photonics successfully completes an IPO on or prior to March 27, 2009, in lieu of $31.5 million, MRV has agreed to pay an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in the Source Photonics IPO, less the discount provided to the underwriters, by (y) the total number of shares of Source Photonics Common Stock outstanding immediately prior to the effectiveness of the agreement between Source Photonics and the underwriters of the Source Photonics IPO.
          Historically, the short-term and long-term debt, operating lease, and purchase commitment obligations have been satisfied through cash generated from our operations or other avenues and we expect that this trend will continue. After the end of the first quarter of 2008, on April 7, 2008, our fiber optics subsidiaries, including Source Photonics and Fiberxon, entered into a Loan and Security Agreement with Silicon Valley Bank for a working capital loan facility which will enable the subsidiaries to borrow up to a maximum of $15.0 million against qualified accounts receivable of up to $18.75 million. The maturity date of the facility is April 6, 2009. Under the terms of this facility, the subsidiaries may finance certain of their accounts receivable in amounts equal to the “Advance Rate” in effect at the time amounts are borrowed, multiplied by the face amount of the eligible account. The initial Advance Rate on the date the facility was consummated was 80.0%, net of any offsets related to each specific account debtor, but the bank may change the percentage of the Advance Rate for a particular eligible account on a case by case basis. Repayment of amounts advanced is due on the date of collection of the individual financed receivable with respect to which the advance was made or the maturity date, if earlier. Payment would be accelerated to the date a financed receivable no longer qualifies as an eligible account, the date on which any adjustment is asserted to the financed receivable; or if there is a default under the facility. The facility is secured by a security interest in our optical component subsidiaries’ assets, other than their intellectual property.
          We believe that cash on hand, cash flows from operations, and the new accounts receivable facility to our optical components’ subsidiaries will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements, as applicable, for at least the next 12 months. However, we may choose to obtain additional debt or equity financing if we believe it appropriate. In December 2007, Source Photonics filed a registration statement with Securities and Exchange Commission for the proposed underwritten initial public offering of the Class A common stock of Source Photonics. That registration statement has not yet become effective and those securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The number of shares to be offered and the price range of the proposed offering have not yet been determined. The proposed offering will be made only by means of a prospectus. When available, copies of the preliminary prospectus related to the offering can be obtained from either of the following:

	Cowen and Company, LLC		Credit Suisse Securities (USA) LLC
Address:	c/o Broadridge Financial Solutions		Prospectus Department
	Prospectus Department	Address:	One Madison Avenue
	1155 Long Island Avenue		New York, NY 10010
Edgewood, NY 11717
Fax:	(631) 254-7140	Telephone:	(800) 221-1037
          We may limit our ability to use available net operating loss and capital loss carryforwards if we seek financing through issuance of additional equity securities. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. This change in equity ownership includes the issuance of shares made in connection with the acquisition of Fiberxon. For additional information on the potential limitations on our use of net operating loss and capital loss carry forwards available to us at December 31, 2007, see below under the section entitled “Certain Factors That Could Affect Our Future Results,” and in particular, the factor entitled, “Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited.” Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products and the market acceptance of our products.
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
Certain Factors That Could Affect Our Future Results
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
          Some of the statements contained in this report or in our press releases discuss future events or expectations, contain projections of results of operations or financial condition, changes in the markets for our products and services, or state other “forward-looking” information. MRV’s “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that these statements only reflect our current predictions and beliefs. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report and in those press releases that contain such forward-looking statements, particularly those immediately below and under the heading “Risk Factors” in Item 1A of Part II of this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors that could affect our future results and the risk factors in Item 1A of this report and the rest of this quarterly report in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 17, 2008. We undertake no obligation to revise or update any forward-looking statements.

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
          The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may minimize the demand for our existing products or render them obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products that address such changes in technology and standards and respond to our customers’ potential desire to adopt such technologies in place of those supported by our current product offerings. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. Further, the development cycle for products integrating new technologies or technologies with which we are not as familiar may be longer and more costly than our current product development process. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and the new products may not be successfully commercialized. These costs and delays may prevent us from being able to establish a market position with respect to such new technologies and industry standards or be as responsive as we would like to be in meeting our customers’ demands for such products, thus adversely affecting our results of operations and our customer relationships.
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
          Until 2006, no customer accounted for 10 percent or more of our revenue and accordingly we were not dependent on any single customer. For the three months ended March 31, 2008, there were no customers accounting for 10% or more of our revenue. For the year ended December 31, 2007, no customer accounted for 10 percent or more of our revenue. For the year ended December 31, 2006, we had one customer, Tellabs, Inc., an original equipment manufacturer for Verizon Communications, Inc., which accounted for 13% of our total revenues. Although not amounting to 10% or more of our total revenues during 2007, Tellabs accounted for a substantial portion of those revenues. Among other projects, Tellabs supplies Verizon for its large-scale deployment of fiber optic technology to individual homes and businesses to replace copper wire. Called fiber-to-the-premise, or FTTP, the technology provides the bandwidth and speed to make available an array of services that Verizon markets under the brand name “FiOS.”

          While our financial performance for 2007 and 2006 benefited from substantial sales to Tellabs, because of the magnitude of sales to that customer, our results would suffer if we were to lose their business. Our results of operations would suffer if Tellabs made a substantial reduction in orders, or Verizon switched OEMs to a company that was not our customer, unless we were able to replace the customer or orders with one or more customers of comparable size. Our sales are made on credit and our results of operations would be adversely affected if this customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.
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
          In addition, we could face significant costs and liabilities in connection with legislation which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. This includes the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2007 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS)). The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU countries have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. For all customers who require us to ship RoHS-compliant products, we believe we have been able to do so and are not aware of any complaints or investigations regarding our RoHS program. Even though we have devoted a significant amount of resources and effort planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience the following: loss of revenue, damaged reputation, diversion of resources, monetary penalties and legal action. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible. Such reengineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.
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
          As our operations in China assume a larger and more important role in our business, the risks inherent in doing business in China will become more acute. Many of these risks are beyond our control, including:
•	potential loss of key employees of acquired businesses and difficulties recruiting adequate replacements;

•	the need to hire additional employees to operate the acquired business effectively, including employees with specialized knowledge or language skills;

•	potential litigation risks associated with acquisitions, whether completed or not;

•	dilutive issuances of our equity securities;

•	increased legal and accounting costs as a result of the Sarbanes-Oxley Act;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

•	compliance with PRC laws, including employment laws; and

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure.
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
          Despite the results of our third party investigations, we cannot provide absolute assurance that the conduct that resulted in the financial and accounting irregularities affecting Fiberxon’s pre-reconstructed financial statements was limited to the misconduct of the ex-chief executive officer and the ex-vice president of finance. We cannot provide assurance that there was no other past misconduct or irregularities, not currently known to us, that might result in further material adjustments to Fiberxon’s financial statements and, as a result, our pro forma combined financial statements. If material adjustments were made to our financial statements, or they were restated, as a consequence of the discovery of additional financial irregularities, it could erode investor confidence in our ability to provide accurate financial statements and negatively impact the price of our common stock.
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
          Our subsidiaries in China formerly paid enterprise income taxes, or EIT, under an income tax law that was applicable to both wholly domestic China enterprises and so-called foreign invested enterprises, or FIEs. Within the PRC, both domestic enterprises and foreign-invested enterprises were generally subject to an EIT rate of 33%. However, under this law and its implementing rules, qualified foreign-

invested production enterprises incorporated and operating in certain economic development zones designated by the State Council enjoyed reduced EIT rates and certain preferential tax treatments.
          Our subsidiaries in China, which are FIEs, qualified for these reduced EIT rates and preferential tax treatments and prior to January 1, 2008 were subject to a reduced EIT rate of 15%. In addition, our China subsidiaries were entitled to a two-year exemption from EIT, followed by three years of a 50% tax reduction beginning from the first cumulative profit-making year net of losses carried forward. One of our China subsidiaries in Shenzhen was not able to realize such preferential tax treatment because it has not made a profit since its inception. Another subsidiary in Chengdu is in its fifth year of the five years of preferential tax treatment under the law preexisting January 1, 2008.
          On March 16, 2007, China enacted a new Enterprise Income Tax Law (the “EIT Law”) under which, effective January 1, 2008, China adopted a uniform EIT rate of 25% for all enterprises (including FIEs) and cancels all preferential tax treatments that were previously enjoyed by FIEs. According to the China State Council circular (Guofa [2007] No.39) dated December 26, 2007, for FIEs, such as our Shenzhen and Chengdu subsidiaries, which were established before March 16, 2007, a five-year transition period is provided during which the preferential tax treatments will continue to apply but gradually be phased out. Under the Circular, qualifying FIEs will continue to benefit from reduced EIT rates during the five-year transition period in accordance with the following schedule:

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
          On July 2, 2007, within the period required by SEC rules, we filed with the SEC a Current Report on Form 8-K reporting the completion of our acquisition of Fiberxon on July 1, 2007. In order to close the acquisition of Fiberxon on July 1, 2007, among other things, we waived the condition precedent to the closing requiring that Fiberxon deliver to us its audited consolidated financial statements at, and for the years ended, December 31, 2004, 2005 and 2006. Under Item 9.01, of Form 8-K, we were required to include Fiberxon’s audited consolidated financial statements and pro forma financial information in the form and for the periods specified by the SEC in an amendment to that Form 8-K that was due by September 14, 2007.
          Our inability to timely file the required financial statements and pro forma financial information by the September 14, 2007 deadline has rendered us ineligible until October 1, 2008 to use the SEC’s short-form registration statement on Form S-3 to register the issuance of our securities for any capital raising activities and that ineligibility may inhibit our ability to raise capital during that period. If we were able to raise capital during the period of our ineligibility to use Form S-3, the process of doing so will be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.
Delaware law and our ability to issue preferred stock may have anti-takeover effects that could prevent a change in control, which may cause our stock price to decline.
          We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the manner prescribed under Section 203. These provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

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
          Interest Rates. Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. As of March 31, 2008, through a foreign office, we had one interest rate swap contract outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations. Unrealized gains on these interest swap contracts for the three months ended March 31, 2008 and 2007 were $102,000 and $22,000, respectively, and have been included in interest expense in the accompanying Consolidated Statements of Operations.
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
          Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of March 31, 2008, we did not have any foreign exchange contracts outstanding.
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
          When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 51% of our operating expenses are reported by these subsidiaries. In general, these currencies were stronger against the U.S. dollar for the three months ended March 31, 2008 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2007. For 2008, we had approximately:
•	$9.1 million of operating expenses that were reported in euros;

•	$3.4 million of operating expenses that were reported in Swiss francs;

•	$2.1 million of operating expenses that were reported in Swedish krona; and

•	$1.2 million of operating expenses reported in the Taiwan dollar.

          Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2007, our costs would have increased approximately:
•	$909,000 related to expenses settled in euros;

•	$341,000 related to expenses settled in Swiss francs;

•	$216,000 in expenses settled in Swedish kronas; and

•	$120,000 in expenses settled in the Taiwan dollar.
          The following table summarizes the U.S. dollar equivalent of material amounts of currencies included in cash and cash equivalents (in thousands):

	March 31,	December 31,
	2008	2007

U.S. dollars	$59,609	$55,197
Euros	6,241	7,051
Swiss francs	787	1,213
Swedish kronas	244	2,392
Norwegian krone	752	1,916
Taiwan dollars	109	1,873
Renminbi	4,041	1,618
Other	808	1,214

Total cash and cash equivalents	$72,591	$72,474

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
Item 4. Controls and Procedures
          As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-Q, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In accordance with Frequently Asked Questions No. 3, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” of the Office of Chief Accountant of the SEC’s Division of Corporation Finance (revised Oct. 6, 2004), the scope of management’s evaluation excluded internal control over financial reporting for Fiberxon, which we acquired on July 1, 2007. At March 31, 2008, Fiberxon’s total assets were $181.6 million and net assets were $129.8 million. During the three months ended March 31, 2008, Fiberxon’s results of operations contributed $22.2 million in revenue, $2.2 million in operating loss and a net loss of $2.3 million.

Changes in Internal Controls
          We completed the process of upgrading and replacing information systems used by two locations of our Source Photonics subsidiary to accumulate, track and store financial and other data used in the preparation of their financial statements that are consolidated with our financial statements and the financial statements of our other subsidiaries. During the year ended December 31, 2006, one of these locations began to upgrade the software information system that it utilizes in all aspects of its operations in Taiwan. During the same period, the other location began to use the new system with respect to certain aspects of its US operations that relate to fulfillment of orders from its US customers with products manufactured by the other location in Taiwan or by third-party contract manufacturers in China, all of which drop ship directly to our subsidiary’s customers. These locations began relying on the new information systems exclusively in the fourth quarter of 2006. The US location is now using the new system in connection with its business activities in addition to those involving drop-shipping from Asian manufacturers. Related to these improvements, the Fiberxon subsidiary began implementing an upgraded information system to meet MRV’s worldwide information system standards. We anticipate that the implementation of Fiberxon’s information systems will be completed by the end of 2008.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
          For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 17, 2008. There has been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007 and such changes are reflected immediately below. The following risk factors, as well those contained in our annual report on Form 10-K for the year ended December 31, 2007 and elsewhere in this Report are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business.
Our gross margins may fluctuate from period to period and our gross margins for optical components and/or networking equipment may be adversely affected by a number of factors.
          The following table summarizes gross margins from our three principal operating segments and for our company as a whole:

Three Months ended March 31:	2008	2007

Network equipment group	49%	48%
Network integration group	23%	24%
Optical components group	20%	24%

Total	30%	32%

          Our gross margins also fluctuate from year to year. Yearly and quarterly fluctuations in our margins have been affected, often adversely, and may continue to be affected, by numerous factors, including:
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
          International sales are a significant part of our business. For the three months ended March 31, 2008 and 2007, 67% and 70%, respectively, of total revenues were from sales to customers in foreign countries. For the years ended December 31, 2007, 2006 and 2005, 68%, 67% and 74% respectively, of total revenues were from sales to customers in foreign countries.
          We have offices and facilities in, and conduct a significant portion of our operations in and from Israel, China and Taiwan and outsource substantial manufacturing to third-party contract manufacturers in China. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:
•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese Lunar New Year is celebrated;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency exchange rate fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	potentially adverse tax consequences, increasing taxes and heightened efforts by officials of foreign countries to increase revenues from tax collection;

•	increasing labor costs or other cost increases;

•	unavailability or delays in delivery of equipment, raw materials or key components;

•	trade restrictions, tariff increases and increasing import-export duties;

•	shipping delays;

•	limited protection of intellectual property rights;

•	tightening immigration controls that may adversely affect the residency status of our engineers, other key technical and other employees in our U.S. facilities who are not permanent U.S. residents or our ability to hire new non-U.S. employees in our U.S. facilities;

•	increasing U.S. and foreign environmental regulation or unforseen environmental or engineering problems; and

•	personnel recruitment delays or the inability to obtain skilled technical, financial and management personnel needed in countries, such as China where we have facilities.

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
          We acquired Fiberxon on July 1, 2007 and Fiberxon’s assets and liabilities and financial results at, and for the three months ended, March 31, 2008 have been included in our consolidated financial statements included elsewhere in this Report. At March 31, 2008, Fiberxon’s total assets were $181.6 million and net assets were $129.8 million. During the three months ended March 31, 2008, Fiberxon’s results of operations contributed $22.2 million in revenue, $2.2 million in operating loss and a net loss of $2.3 million. Because the acquisition was completed in mid 2007, the scope of management’s assessment of the effectiveness of internal control over financial reporting will be expanded to encompass Fiberxon’s internal controls by the end of fiscal year 2008.
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
          We incurred net losses in each of the years ended December 31, 2007, 2006 and 2005, and in the three months ended March 31, 2008 and 2007. Our combined cash and short-term investments declined at December 31, 2007 and March 31, 2008. Excluding the private placement of approximately 19.9 million shares of common stock we issued to a group of institutional investors in March 2006, which resulted in proceeds of $69.9 million, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities, would have declined at December 31, 2006. As of March 31, 2008, cash, cash equivalents, time deposits and marketable securities have declined by $4.2 million, or (5%), since December 31, 2007. If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow.
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
Item 6. Exhibits
     (a) Exhibits

No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certifications pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

MRV COMMUNICATIONS, INC.
By:	/s/ Noam Lotan
Noam Lotan
President and Chief Executive Officer

By:	/s/ Guy Avidan
Guy Avidan
Chief Financial Officer