Form 10-K
period 2008-12-31
MRV COMMUNICATIONS INC
filed 2009-10-08
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from to

Commission file number 0-01-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (818) 773-0900

          Securities registered pursuant to Section 12(b) of the Exchange Act: None

          Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0017 par value

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes ☐    No ☒

          Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          Aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing price of a share of the registrant's Common Stock on June 30, 2009 as reported on the Pink Sheets was $68,770,000.

          Number of shares of Common Stock, $0.0017 par value, outstanding as of October 5, 2009 — 157,607,118.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

MRV Communications, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2008

FORWARD LOOKING STATEMENTS AND FACTORS THAT MIGHT AFFECT FUTURE RESULTS

        This Annual Report on Form 10-K for the year ended December 31, 2008 ("Form 10-K"), contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as "expects," "anticipates," "intends," "potential," "estimates," "believes," "should," "will," "would" and words of similar import.

        Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements relate to plans, objectives and expectations for future operations or events. In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to MRV Communications, Inc. ("MRV" or the "Company") or persons acting on our behalf are expressly qualified in their entirety by this introduction.

        In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by MRV or any other person that the objectives or plans of the Company will be achieved or that any of MRV's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in Item 1A. "Risk Factors" of this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-K. MRV undertakes no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A. under Part II of Form 10-Q) to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents MRV files from time to time with the Securities and Exchange Commission ("SEC"), and the cautionary statements contained in our press releases when we provide forward-looking information.

        Except where the context otherwise requires, for purposes of this Form 10-K, "we," "us," and "our," refer to MRV Communications, Inc. and its consolidated subsidiaries; and "shares" refers to our Common Stock, $0.0017 par value.

Explanatory Note Regarding Restatement

        In this comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2008, we are restating our: (a) financial statements as of and for the years ended December 31, 2007 and December 31, 2006, and related disclosures; (b) selected financial data as of and for the years ended December 31, 2007, December 31, 2006, December 31, 2005, and December 31, 2004; (c) management's discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2007 and December 31, 2006; and (d) unaudited quarterly financial data for the quarter ended March 31, 2008 and for each of the quarters in the year ended December 31, 2007.

        We are restating our financial statements and related disclosures to reflect adjustments that correct errors in our previously filed financial statements. These errors related to three general categories of transactions: (a) stock based compensation and related tax effects; (b) non-stock compensation matters, and; (c) acquisition-related accounting treatment and other accounting matters. The adjustments are more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Restatements of Financial Statements and Special Committee and Company Findings, and Note 3, "Restatement of Financial Statements" to the Consolidated Financial Statements in Item 8 of this Form 10-K.

        Except as described above and as amended in this Form 10-K, we have not amended and do not intend to amend any of our previously filed annual reports on Form 10-K or previously filed quarterly reports on Form 10-Q. Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by the Company prior to June 5, 2008, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company prior to June 5, 2008, should not be relied upon and are superseded in their entirety by this Form 10-K and other reports on Form 10-Q and Form 8-K filed by the Company with the SEC on or after June 5, 2008.

        As a result of our failure to file this Form 10-K and our Quarterly Reports on Form 10-Q for the second and third quarters of 2008 and first and second quarters of 2009 on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports required under the Exchange Act have been timely filed for at least 12 months and other conditions are met.

        For a description of the material weaknesses in the Company's internal control over financial reporting identified by management as a result of the investigation and management's related review, and management's plan to remediate those material weaknesses, see Item 9A. "Controls and Procedures" of this Form 10-K. We have already implemented several measures in order to remediate these material weaknesses and are in the process of implementing others.

        Significant events occurring through the date of this filing are described in Note 18, "Subsequent Events," which are included in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Additional information on the restatement can be found in this report in:

  Item 1A. "Risk Factors";

  Item 3. "Legal Proceedings";

  Item 6. "Selected Financial Data";

  Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations";

  Item 8. "Financial Statements and Supplementary Data", Note 3, "Restatement of Financial Statements"; and

  Item 9A. "Controls and Procedures".

PART I

Item 1.    Business.

Overview

        MRV is a global supplier of unique communications solutions to telecommunications service providers, enterprises and governments throughout the world. Our products enable our customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. Today's telecommunications networks are evolving to support the demand for mobile and high-bandwidth applications such as mobile video services, Internet Protocol video services, or IP-video, peer-to-peer networking, and content-rich, transactional websites. Service providers and enterprises alike are attempting to differentiate their offerings in an effort to generate additional revenue for many of these services. The growth in these applications and services is driving the need for additional bandwidth capacity in many portions of the world's networks. To meet this demand for additional capacity, our customers are upgrading their networks with new optical communications systems and products.

        MRV conducts its business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. Our Network Equipment group designs, develops and manufactures communications infrastructure solutions that enable the access, transport, aggregation and management of all types of communications traffic for fixed-line and mobile communications networks. Our solutions are purchased by telecommunications service providers, mobile communications service providers, cable service providers, enterprises and governments worldwide. These solutions include switches, routers, physical layer products and console management products. Through a wholly-owned subsidiary headquartered in Switzerland, we also design, develop and sell specialized networking products for aerospace and defense applications.

        Our Network Integration group operates through six subsidiaries in Italy, France, Switzerland and Scandinavia. Collectively, we service international and regional telecommunications service providers, large enterprises, and government institutions. The Network Integration group provides network system architecture and integration services and, procurement and distribution services for products that are manufactured by MRV's Network Equipment group as well as products developed and manufactured by third-party vendors.

        Source Photonics, our Optical Components group, designs, manufactures and sells optical components and subassemblies used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications, as well as other optical components, modules and subsystems. Source Photonics is the leading provider of optical subsystems used in Fiber-to-the-Premises and fiber-to-the-home deployments which many telecommunications service providers are using to deliver video, voice and data services.

        We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

        In July 2007, we completed the acquisition of Fiberxon, Inc. ("Fiberxon"), a PRC-based supplier of transceivers for applications in metropolitan networks, access networks and passive optical networks for consideration aggregating approximately $130.9 million excluding $4.0 million in acquisition costs. Fiberxon has been fully integrated into MRV's Optical Components group, and the resultant entity is now known as Source Photonics Santa Clara, Inc. Their results of operations are included in our Consolidated Financial Statements from July 1, 2007. The acquisition of Fiberxon is discussed further in Note 17 of our Consolidated Financial Statements included in Item 8 of this Form 10-K.

        We were organized in July 1988 as MRV Technologies, Inc., a California corporation and reincorporated in Delaware in April 1992, at which time we changed our name to MRV Communications, Inc.

Industry Background

        Weaker economics worldwide, particularly in the United States and Europe, have resulted in reduced near-term demand for our products and reduced visibility from our customers. Although telecommunications service providers have publicly indicated that they will reduce their capital spending in 2009 due to economic uncertainty, they continue to budget for their long-term investments in their networks. As a result, we have had lower demand for our products for the first half of fiscal 2009, which may carry over to the second half of 2009 and into 2010.

        Although we expect a decrease in near-term demand, we believe that our end markets are strong. We believe telecommunication networks will continue to evolve to support growing network traffic as a result of the proliferation of high-bandwidth applications, such as IP-video, on-demand video services, VoIP, peer-to-peer networking, and content-rich websites. Our products and services address the Carrier Ethernet and wavelength division multiplexing, or WDM, Optical Transport markets, which could provide new opportunities for growth as businesses migrate to Ethernet from legacy technologies such as frame relay, and DSL. We also believe that growth will occur as telecommunication service providers strive to increase the efficiency and performance of their networks while reducing overall costs. We are building upon 20 years of optical innovation and 10 years of experience in carrier-class Metro Ethernet as we participate in the next phase of Ethernet services growth. Ethernet is the predominant technology in Local Area Networks, or LANs. Metro Ethernet refers to a network based on the Ethernet standard which covers a metropolitan area and is a common way for telecommunications service providers to connect subscribers and businesses to the Internet. Ethernet networks are deployed by telecommunications service providers because they have a lower cost of ownership and offer high bandwidth with solid reliability. In addition, these Metro Ethernet networks can easily be connected to customer networks because Ethernet is the predominant corporate LAN and residential network technology. Despite macroeconomic challenges, we believe the long-term growth of Metro Ethernet and the demand for our optical products will be fueled by the ever-increasing demand for more bandwidth capacity and higher connection speeds. There are several factors driving this growth:

  •
  Data intensive applications running over service provider networks require more network capacity.

  •
  Residential consumers are increasingly using data intensive computer applications such as interactive gaming, IPTV, video on demand, video downloads and user-generated content such peer-to-peer file sharing, and social networking.

  •
  Business demand is also growing due to the increase in applications and data shared across the enterprise and the growing adoption of software-as-a-service and IP-based voice and video communications such as video conferencing and VoIP services.

  •
  Mobile communications continues to grow while smart phones and other handheld devices are becoming more advanced with bandwidth intensive applications.

        On August 29, 2009, market research firm, ComScore, reported that a record 21.4 billion videos were viewed online in the United States during the month of July 2009, a 50 percent increase from 14.3 billion videos viewed in December 2008. Comscore also noted that 81 percent of the total U.S. audience viewed online video. In a June 2009 report, the Cisco Visual Networking Index projects that IP traffic will increase at a combined annual growth rate of 40 percent from 2008 to 2013. In order to keep up with increased traffic and video demand, service providers will have to continue to improve and expand their Carrier Ethernet network infrastructures. In a September 28, 2009 report, Infonetics forecasts global Carrier Ethernet Equipment manufacturer revenue to grow from $19 billion in 2008 to over $34 billion in 2013.

        Traditional telecommunications service providers continue to generate the majority of their revenue from selling traditional voice communications services to consumers and businesses. These revenues are rapidly declining because they are under immense competitive pressure. In particular, these providers are experiencing substantial competition from cable multiple system operators, or MSOs, who own and operate hybrid fiber coaxial, or HFC, networks. The MSOs now offer voice and data services as a competitive alternative to traditional telephony providers. Traditional telephony providers are trying to better compete with cable MSOs and to offset the decline in voice revenues by increasing the number of services that they can offer through their networks, such as video applications and other bandwidth intensive data applications. In addition, emerging carriers, both regional and those who are trying to build a national footprint, are offering advanced services based on new, more advanced network infrastructure.

        To offer new services, telecommunications service providers are investing in two primary areas. First, they are increasing the capacity and functionality in their access networks in order to increase the bandwidth capacity between the service provider's central office and individual consumers. To accomplish this, many service providers are building high-capacity optical networks closer to, or directly into, consumers' homes and business customers. These access networks have the ability to deliver a range of advanced services, such as on-demand high-definition video services, and high-bandwidth Internet services.

        In addition to investing in their access networks, telecommunications service providers not only need to increase the data capacity of their metro networks but also need to enhance the intelligence, flexibility and efficiency of their networks. As a result, they are investing in optical transport networks. This will allow the service providers to maximize network utilization even as user needs and service offerings change over time. According to Heavy Reading, a market research firm, sales of wavelength division multiplexing, or WDM, modules are expected to grow from $2.5 billion in 2007 to $3.8 billion in 2013. WDM uses multiple optical wavelength channels on the same fiber to offer increased data capacity. The WDM multi-channel architecture supports the flexibility to manage, upgrade, and enhance the network on a per-channel basis as requirements change.

        In summary, the communications equipment and optical components industries remain extremely competitive. In order to effectively compete, both communications infrastructure and optical component vendors must be able to offer:

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

Markets Served

        We primarily serve the following markets:

        Telecommunications Service Providers.    Our telecommunications service provider customer base includes international, national and regional telecommunications carriers, both wireline and wireless. Telecommunications service providers are under increasing competitive pressure, primarily from emerging competitors that offer similar services at competitive prices. Our products and services enable both established and emerging telecommunications service providers to transition their legacy or existing network infrastructures to deliver a broader mix of higher bandwidth services to consumers and enterprises. We provide products that enable telecommunications service providers to support consumer demand for video delivery, broadband data and video and wireless broadband services. We also offer optical components and subassemblies that allow telecommunications service providers to provide Fiber-to-the-Home ("FTTH") and Fiber-to-the-Premise ("FTTP") services. Our optical components enable telecommunications providers, both domestic and international, to offer "triple-play" services including voice, video and ultra-high speed Internet access to their end customers.

        Cable Operators/Multiple System Operators.    Our customers include leading cable and multiple system operators in the United States and internationally. These customers rely upon us for a wide range of products including carrier-grade, optical Ethernet transport and switching equipment. Our networking products allow our cable operator customers to integrate voice, video and data applications over a converged Internet Protocol, or IP, infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, VoIP, video on demand, broadband data services and services for enterprises.

        Network Equipment Manufacturers.    Our network equipment manufacturer customers incorporate our optical component products into systems that they will sell to their customers. Their customers consist of telecommunications service providers and large enterprises who deploy their systems on a large-scale basis.

        Enterprise.    Our enterprise customers include small to large commercial organizations from every industry with information technology ("IT") requirements, including end users in the healthcare, financial, retail, industrial and technology industries, as well as schools and universities. We offer equipment and services focused on key enterprise applications including data center connectivity, local area network consolidation, and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using private fiber infrastructure or over external service provider networks. We also enable our enterprise customers to meet increasing demand for high availability, globalization, and the spread of IT to distributed branches, by preventing unexpected downtime and improving the safety, security and availability of their IT infrastructure.

        Government.    Our government customers include federal, state and local agencies in the United States and internationally. Our customers also include domestic and international defense agencies, public administrations and municipalities. In addition, we offer networking products specifically designed for aerospace and defense networks, which enable these customers to apply real-time data acquisition and allow high-speed transaction processing for flight test validation and simulation systems. These products allow these customers to provide in-flight parameter recording systems in military and commercial aircrafts.

Products and Services

        We provide integrated, secure network equipment and services that connect data, voice and/or video (both analog and digital), within single buildings, across private networks located in multiple buildings such as college or campus environments (campus area networks or campus networks) and in metropolitan and regional areas (metro networks). Our products and services include:

  •
  Optical transport products;

  •
  Metro Ethernet products;

  •
  Out-of-band networking products;

  •
  Fiber optic components and subsystems; and

  •
  Networking integration and services.

        Optical Transport Products. Optical transport refers to the transmission of data signals as light pulses, driven by either a laser or light emitting diode, through a fiber optic cable. Our optical communication products include PON subsystems and optical transceivers used in the enterprise, access and metropolitan segments of telecommunications networks, as well as other optical components, modules and subsystems. Optical transport networks enable high-bandwidth video, voice and data services by providing efficient fiber optimization, redundancy, distance extension, media conversion and security. One of the more common techniques utilized for fiber optimization is WDM. In WDM, each signal or channel is carried over a different wavelength. The different wavelengths are multiplexed and passed through a single optical fiber. On the receiving end, the signals are separated by wavelength. Included in the optical transport networking products we offer are those we brand under our LambdaDriver product family and our Fiber Driver product family.

        The LambdaDriver product family consists of multifunctional, compact and modular WDM systems designed for campus, metropolitan and regional fiber optic networks. The LambdaDriver Series has the ability to carry over 160 wavelengths to distances of hundreds of miles in different network topologies such as ring, star, point-to-point, add / drop configurations and mesh networks. The systems use a modular architecture comprised of three different chassis: LD 400, LD 800 and LD 1600, and a variety of plug-in modules supporting multiple data, voice and video protocols, up to speeds of 10Gbps per channel. The advantage of a modular architecture is that product engineering efforts can be leveraged over hundreds of possible configurations to meet the specific demands of a customer without the unwanted expense of extra functionality.

        The Fiber Driver Series provides a full range of solutions for media conversion, signal restoration, distance boosting and fiber optimization, including WDM capabilities. The Fiber Driver Series includes over a hundred modules providing a managed fiber infrastructure for virtually every protocol used in networking today. The principal functions of the Fiber Driver series are: media conversion (i.e., from copper to fiber), wavelength conversion, distance extension and fiber optimization. Like the LambdaDriver series, the Fiber Driver product line consists of a modular architecture comprising multiple chassis, from a single slot up to 16 slots, with plug-in modules and several management options.

        Metro Ethernet Products.    Today's telecommunication networks continuously evolve to support growing network traffic due to the demand for high-bandwidth applications such as IP-video, streaming video, VoIP, peer-to-peer networking, and content-rich websites. Wireline carriers, wireless operators, and cable service providers offer network connectivity services to their residential or enterprise end-user customers. These service providers are attempting to differentiate their service offerings from their competitors and expect to generate additional revenue from the provision of many of these services. However, the growth in these applications and services is driving the need for additional bandwidth capacity in many portions of service providers' networks. To meet this demand for additional capacity, telecommunication service providers are upgrading their networks with new optical and Metro Ethernet communication systems. Our Metro Ethernet products enable telecommunication service providers to transition their infrastructure and provide high-bandwidth video, voice and data services at a reasonable cost. Specifically, our OptiSwitch product line provides network access, transport and aggregation from the end user customer to the provider's point-of-presence and further upstream, towards the core of the network. By providing reliable, high-bandwidth connectivity with end-to-end traffic management, the OptiSwitch family enables premium revenue generation services, based on specific Service Level Agreements, or SLAs. The OptiSwitch product family consists of two main lines — the OptiSwitch 900 series and the OptiSwitch 9000 series.

  •
  The Optiswitch 900 is a compact piece of equipment that carriers purchase and place at the demarcation point of their Ethernet network (i.e., the point at which their network connects to their customer's network), which enables traffic management and end-to-end control to meet advanced service level standards.

  •
  The OptiSwitch 9000 series is a carrier-class Ethernet IP optical switch for Metro Ethernet aggregation services that supports MultiProtocol Label Switching ("MPLS"), a high-speed switching technology. Service providers purchase this product to install in their central offices, street cabinets, or in multi-tenant units. The OptiSwitch 9000 offers a wide range of aggregation models with optical modularity, including built-in WDM capability. The OptiSwitch 9000 enables a full suite of carrier-grade Ethernet services with high-availability, managed quality of services, security and end-to-end operation, administration, and maintenance support. Both OptiSwitch 900 and 9000 series are fully interoperable with other leading network equipment vendors and are certified to key industry standards such as the Metro Ethernet Forum, the Internet Engineering Task Force and the International Telecommunications Union.

        Out-of-Band Networking Products.    Out-of-band-networks provide secure, remote service port access, remote power management and environmental monitoring to devices in networks and in networks infrastructure, such as data centers and test labs. Secure, remote access nearly eliminates the need for physical presence to correct problems or manage everyday operations. Normally, a network device such as a server is connected and managed through switches and routers in an organization's production network. But when the server becomes disconnected due to an error, it frequently requires physical presence to restore it to normal operation. This can be eliminated by using an out-of-band-network to remotely power cycle the server and manage it back into the production network. Access to the out-of-band-network itself can be through the production network or through a separate modem. Using an out-of-band-network can cut cost, increase security, lower risks and, in many cases, increase service levels. MRV offers the following out-of-band-network solutions:

  •
  Console servers.    The LX series of secure console servers provides secure serial port access from 1 to 48 ports with rich graphical interface, automated event notification and industry standard command line interface. The LX series is certified to the highest U.S. and Canadian government security and encryption standard — the Federal Information Processing Standard ("FIPS") 140-2.

  •
  Power management.    The 5250 / 4800 power control series provides remote power management, usage monitoring, and automated trigger action.

  •
  Sensor networking.    The 7204 / 7304 sensor managers extend the LX to allow it to support up to 128 sensor points that connect through both analog input or dry contact input. Our out-of-band networking products include NEBS ("Network Equipment Building Standards")-compliant and certified console/terminal servers, power control devices, programmable digital patch panels, sensor networking, FIPS 140-2 security, features to address heightened requirements for physical security, and safety and graphical user interface to simplify management of the out-of-band network equipment and connected devices. FIPS 140-2 is a standard that describes U.S. federal government requirements that IT products should meet for "Sensitive, but Unclassified" use.

        Fiber Optic Components and Subsystems.    Our Optical Components group, which consists primarily of our wholly-owned subsidiary Source Photonics, Inc. ("Source Photonics") manufactures optical communication products used in telecommunication systems and data communication networks. We design, manufacture and sell a broad portfolio of optical communication products, including PON subsystems, optical transceivers used in the enterprise, access and metropolitan segments of the market, as well as other optical components, modules and subsystems. Our products work across a variety of networking environments with a wide range of bandwidth and reach specifications.

        We classify our Optical Components products in two groups: PON Solutions and Metro and Access Transceivers. We are one of the largest global providers of optical components and subsystem products used in FTTP PONs, to deliver advanced broadband video, voice and data services to service providers' customer premises. A PON system is based on a single head-end optical line terminal at the central office of a telecommunication service provider. Optical line terminals transmit and receive information to and from multiple customer-side optical network terminals sharing the same fiber optic PON. Our PON solutions are subsystems which perform the core transmit and receive functions of the overall optical line terminal and optical network terminals systems.

        There are three primary standards for PON networks. These standards have been developed by organizations such as the International Telecommunications Union, or ITU, and the Institute of Electrical and Electronics Engineers, or IEEE, in conjunction with service providers and vendors of optical communication systems. We offer products which address all three of these standards:

  •
  BPON.    Broadband PON, or BPON, was the first PON technology to be deployed in volume by service providers. BPON is based on the ITU-T G.983 standard. We were the first vendor to develop and introduce BPON Optical Network Terminal ("ONT") triplexers, and we believe that we have achieved over 90% market share in North American BPON ONT deployments.

  •
  GPON.    Gigabit PON, or GPON, is the second-generation standard for PON, which is based on the ITU-T G.984 standard. Relative to BPON, GPON provides four times greater downstream bandwidth as well as enhanced features. Service providers are expected to migrate the technology they are deploying from BPON to GPON over the next couple of years. We were the first to market with GPON triplexers and are using our leadership and experienced manufacturing platform in BPON technology to build a strong position in GPON. Besides being first to market with the GPON triplexer product, we are the first vendor to introduce a fully standards-compliant GPON Optical Line Termination ("OLT") transceiver.

  •
  EPON.    Ethernet PON, or EPON, is an alternative standard for deploying PON networks. It is based on standards adopted by the IEEE 802.3 working group that develops standards for Ethernet-based networks. Several service providers, particularly in Asia, have decided to use EPON rather than BPON or GPON as the basis for their networks. We believe that technology and products developed by Source Photonics have secured us a position among the market leaders in the EPON market.

        We offer a broad range of Metro and Access Transceivers used in both telecommunication systems and data communication networks. The product line covers the requirements of key industry standards, such as SONET, Ethernet, and Fibre Channel. We also offer products that are not based on standards, for specific market segments or customer-specific requirements. Our product line includes coarse wavelength division multiplexing ("CWDM") and dense wavelength division multiplexing ("DWDM") interfaces, primarily in pluggable versions. The pluggable version offers benefits to system vendors and service providers in the areas of time-to-market, inventory management and ease of configurability. These benefits are particularly significant for DWDM and contribute to the general market trend towards pluggable interfaces.

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

        We are continuing to develop innovative transceiver products and are focusing significant effort in developing our 10 gigabit pluggable portfolio including 10 gigabit small form-factor pluggable, or XFP, and small form-factor pluggable plus, or SFP+, products. SFP+ products offer the same throughput as an XFP module, but are approximately half the size and consume approximately one-third of the power. In addition, our product line offers solutions for a variety of SONET, Ethernet and Fibre Channel applications. These broad product offerings allow us to satisfy a wide array of customer demands, which is increasingly important as our customers attempt to reduce the number of suppliers with which they directly work.

        Network Integration and Services.    Our products perform critical networking tasks and are typically used in conjunction with network equipment manufactured by other vendors. We believe that pre-and post-sales services help reduce cost of ownership, support business goals and promote customer loyalty. Accordingly, we provide a broad range of service offerings including pre-sale network design, consultation and site-surveys. We also provide network integration and on-site installation. Post-sales support includes in-warranty as well as out-of-warranty repair and on-site maintenance. Our services include a choice of technical support services including around-the-clock response. In certain European countries, we provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by us.

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

Worldwide Sales and Marketing

        As of December 31, 2008, our worldwide sales and marketing organization consisted of approximately 610 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries involved in the sales and distribution of our products, providing system installation, technical support, and follow-up services to end users of our products. Through the field sales offices, we sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. Outside the United States, we conduct operations in: Argentina, Australia, Belgium, Canada, China, Finland, France, Germany, Hungary, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom.

        Additionally, our offices in Denmark, Finland, France, Italy, Norway, Sweden and Switzerland sell and market our products along with other products manufactured by third-party vendors, supplied as part of our network integration and distribution services. These operations provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that collaborating with successful third-party vendors in certain areas helps to provide growth opportunities beyond the targeted applications of our product lines.

        We employ various methods, such as public relations, advertising, and trade shows in an effort to build awareness of our products and to establish our brand names MRV and Source Photonics. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities concentrated around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media and attendance at various trade shows worldwide throughout the year.

        For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or more of our revenue or accounts receivable. For the year ended 2006, one customer, Tellabs Inc. an original equipment manufacturer for Verizon Communications, Inc., accounted for 13% of our revenue.

Competition

        The communications equipment and optical component industries are intensely competitive. We compete directly with a number of established and emerging networking and optical components companies.

        Our competitors in networking products, switches and routers include: ADVA Optical Networks, Alcatel-Lucent, Allied Telesis Holdings KK, Brocade Communications Systems, Ciena Corporation, Cisco Systems, Inc., Extreme Networks, Huawei Technologies Inc., Nortel Networks, Raritan, Inc. Our competitors in fiber optic components include: Delta Electronics, Inc., EMCORE Corporation, ExceLight Communications, Inc., Finisar Corporation, JDS Uniphase Corporation, Ligent Photonics, Inc., NEC Corporation, NeoPhotonics Corporation, Nokia Siemens Networks, Oplink Communications, Inc., Opnext Inc. and Wuhan Telecommunication Devices Co., Ltd. Our main competitor in the out-of-band networking business is Avocent Corporation. Among the competitors for the console servers business are Digi International, Lantronix, Inc. and Cisco Systems, Inc. Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.

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

        The following table summarizes product development and engineering expenses by our principal segments and in total (in thousands):

For the year ended December 31:	2008	2007 (Restated)	2006 (Restated)
Network Equipment group (1)	$21,089	$19,778	$18,326
Network Integration group (2)	—	—	—
Optical Components group (3)	15,967	12,113	8,279
All others (2)	1,371	1,169	1,221
Corporate unallocated (4)	319	327	543

Total	$38,746	$33,387	$28,369

    (1)
    Includes share-based compensation expense of $400,000 in 2008, $537,000 in 2007 and $509,000 in 2006.

    (2)
    No share-based compensation expense was recognized in 2008, 2007 or 2006.

    (3)
    Includes share-based compensation expense of $843,000 in 2008, $728,000 in 2007 and $353,000 in 2006.

    (4)
    Includes share-based compensation expense of $60,000 in 2008, $51,000 in 2007 and $94,000 in 2006.

Manufacturing

        We outsource our board-level assembly and on some occasions, complete turnkey production, to independent contract manufacturers for our networking products, which include switches and routers, remote device management products and networking physical infrastructure equipment. Outsourcing, we believe, allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. Our in-house manufacturing operations for our networking products primarily perform the functions of materials management, and, in an effort to ensure quality and reliability, quality assurance, equipment burn-in (testing new equipment by turning the power on), as well as inspection and final testing. Our manufacturing processes and procedures are generally ISO 9001 certified and so are those of our electronic manufacturing service providers.

        Our Optical Components group has invested significantly in a low-cost, vertically-integrated manufacturing model, which we believe provides us an important competitive advantage. We employ both in-house internal manufacturing as well as contract manufacturers, primarily in China. We have two primary in-house manufacturing locations: Chengdu, PRC, and Hsinchu, Taiwan. Our facility in Hsinchu, Taiwan is primarily used for manufacturing of optical laser and receiver chips and assemblies. The assemblies use our internally designed and manufactured optoelectronic chips packaged into hermetically sealed packages. Our Chengdu facilities integrate optical subassemblies with advanced electronics, and test optical transceivers. For each of these in-house facilities we have parallel contract manufacturers in China manufacturing such products on our behalf.

        For our transceiver products, we maintain full control over the manufacturing technology, equipment and processes that contract manufacturers use to build the products. Our design process seeks to optimize our products for high volume manufacturability, cost, performance, and reliability. A significant amount of our research and product development expense is dedicated to development of our manufacturing infrastructure to enable us to handle increasingly complex products in a high volume environment. We also utilize advanced planning techniques across our extended global supply chain that electronically optimizes our purchasing of material as well as factory resource utilization both at our in-house facilities and at our contract manufacturer facilities. We intend to significantly expand and consolidate our manufacturing capacity in Chengdu, PRC during the next fiscal year. The consolidation of our manufacturing operations into a single, expanded in-house facility is intended to reduce cost, simplify operations and supply chain management, and ensure optimum utilization of the extended engineering team.

        We utilize a wide variety of components, supplies and products which we source from a substantial number of vendors around the world, but the number of suppliers that make a certain component or are qualified by any particular customer is usually limited. Our customers generally restrict our ability to change the component parts in our modules without their approval, which for less critical components may require as little as a specification comparison. For more critical components, such as lasers, photo detectors, and key integrated circuits, we may be required to repeat the entire qualification process. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. Thus, although we seek to locate alternative sources as the need arises, when we have only a sole source or limited number of suppliers for a key component, any disruption in that supplier's ability to deliver such components can create costly delays in the manufacturing process.

        During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

Components

        For a discussion of the risks associated with suppliers, please see Item 1A. of this Form 10-K entitled "Risk Factors," including but not limited to the risk factor entitled, "There is a limited number of potential source suppliers for certain components, which makes us susceptible to supply shortages."

Intellectual Property

        To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies, or a third party may independently develop technologies similar or superior to any that we possess.

Employees

        As of December 31, 2008, we employed 3,477 full-time employees. Of these employees, 2,439 are in manufacturing, 428 in product development and engineering, and 610 in sales, marketing and general administration. Approximately 3,140 employees are in locations outside the United States. None of our employees are represented by a union or governed by a collective bargaining agreement, except for employees in a Chinese subsidiary of Source Photonics that operate our equipment. Employees of the Source Photonics' subsidiary participate in collective agreements with their trade unions. The collective agreements usually set out the minimum standard for wages, working hours and other benefits of these workers.

        We believe our employee relationships are satisfactory. We also believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. The risks associated with dependence on qualified personnel are more fully discussed under the heading "Our business requires us to attract and retain qualified personnel" in the "Risk Factors" section contained in Item 1A. of this Form 10-K.

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

        This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

Our business could be negatively affected as a result of a proxy fight and other actions of activist stockholders.

        An activist stockholder group has nominated a slate of eight individuals for election to replace our Board of Directors at the 2009 annual stockholders' meeting. Our business could be adversely affected because:

  •
  responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

  •
  if one-third of our Board ceases to be composed of existing directors or those individuals nominated by the existing directors, then a "change in control" in our 2007 Omnibus Incentive Plan will be triggered, potentially eliminating some of the long-term incentive feature of certain existing awards granted to our employees;

  •
  perceived uncertainties as to our future direction may impact our ability to attract and retain qualified personnel and affect existing and potential collaborations or strategic relationships; and

  •
  if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic objectives.

There are risks related to the investigation of past stock option practices and other accounting issues, and the related restatement of our prior financial results.

        In connection with our past stock option grant practices and other accounting issues requiring restatement, we have been subjected to a number of ongoing stockholder lawsuits, unable to file periodic reports with the SEC on a timely basis, and delisted from the Nasdaq Global Market. In addition, a number of our current and former directors and officers were also named in the lawsuits. We were also subject to an informal investigation by the SEC into our historical option grants and practices, which has subsequently been completed with the Staff of the SEC stating that it does not intend to recommend enforcement action. A description of the litigation and SEC inquiry is set forth in Item 3. "Legal Proceedings" of this Form 10-K. As a result of these events, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) private litigation relating to our restatement or option grant practices, including the pending or new stockholder litigation; (ii) indemnification obligations for our current and former directors, officers and employees related to the litigation; (iii) currently unanticipated issues with respect to our restatement or our ability to become current in our periodic SEC reports that could materially delay our ability to achieve relisting on Nasdaq or another national securities exchange, which would likely have a material adverse effect on the liquidity of our Common Stock; (iv) additional significant costs in effectuating on-going or additional remediation actions or in dealing with any further litigation or unanticipated problems in attaining relisting of our shares on Nasdaq or another national securities exchange; and (v) diversion of the time and attention of members of our management and our Board of Directors from the management of our business.

The matters relating to the independent investigation of our historical stock option granting practices and other accounting matters and the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition and results of operations.

        On June 5, 2008, we announced the commencement of an internal investigation by the Special Committee of the Board of Directors into the Company's historical stock option practices and related accounting as well as other issues. The Special Committee determined that a significant number of our historical stock option grants were not correctly dated and our previous accounting should be adjusted. We have also adjusted our accounting to reflect the proper treatment of acquisitions of some of our European subsidiaries and how we account for the compensation of their management, as well as making adjustments for other accounting issues. As a result of the Special Committee's investigation and our own review of our historical financial statements, we concluded that our previously filed financial statements should no longer be relied upon. We have restated our financial results for previous periods by filing this Form 10-K, which includes restatements of the various previously filed financial statements as detailed herein. For a discussion of the investigation, its findings and the effects of this restatement on our previously filed financial statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Consolidated Financial Statements included in Item 8 of this Form 10-K. Addressing all the matters related to the Special Committee's investigation and the financial restatement has required and will continue to require significant management and financial resources which could otherwise be devoted to the operation of our business. Further, considerable legal and accounting expenses in becoming current with our periodic reports and any settlements, payment of claims, fines, taxes and other costs of the investigation as detailed throughout these risk factors and this report have been incurred to date and significant expenditures may continue to be incurred in the future. In addition, the recent restatement of our financial results could impact our reputation, including our relationships with our suppliers, customers and stockholders, our ability to hire and retain qualified personnel, our ability to enter into strategic transactions regarding our various businesses and, ultimately, our ability to generate revenue.

We may suffer adverse tax consequences in connection with our historical stock option practices, which could have a negative impact on our results of operations and financial condition.

        As a result of our investigation into historical stock option practices, we have determined that certain options that had formerly been classified as incentive stock option ("ISO") grants did not qualify for such ISO tax treatment because the grants had an exercise price below the fair market value of our Common Stock on the actual measurement date. In addition, we could face penalties, certain payment obligations for our employees or other costs in connection with the treatment of certain stock options impacted by the deferred compensation rules under Section 409A of the Internal Revenue Code (and other similar provisions of California and other state tax laws). These and other tax consequences related to our historical stock option practices could give rise to monetary liabilities for us and/or our current and former employees which may have to be satisfied in a future period. There can be no assurance that regulatory inquiries or actions will not be commenced by the IRS or other state or foreign regulatory taxation authorities regarding the tax implications of our historical stock option practices. The unfavorable resolution of any potential tax regulatory proceeding or action could require us to make payments of overdue taxes, penalties and fines or otherwise record charges (or reduce tax assets) that may adversely affect our results of operations and financial condition.

We have not been in compliance with SEC reporting requirements and have been delisted from the Nasdaq Global Market, and we may continue to face compliance issues. If we are unable to return to or remain in compliance with SEC reporting requirements, there may be a material adverse effect on the Company and our stockholders.

        Due to the stock option investigation and resulting restatements, we have not been able to file all of our periodic reports with the SEC on a timely basis, and have not been able to hold an annual stockholders' meeting for 2008 or 2009, and our stock was delisted from the Nasdaq Global Market. The filing of this Form 10-K and the quarterly information contained herein covers certain information that would otherwise be presented in Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2008. However, we have not yet filed our delinquent Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009. Further, if we choose to seek relisting with the Nasdaq Global Market or another national securities exchange, we will need to meet additional listing requirements, such as the Nasdaq Global Market's minimum price per share of $4.00. Even after filing all required reports with the SEC and holding a stockholders meeting, we may still face comments from the SEC that may require us to file amended reports.

        As a result of our failure to file this Form 10-K and our Quarterly Reports on Form 10-Q for the second and third quarters of 2008 and first and second quarters of 2009 on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports required under the Exchange Act have been timely filed for at least 12 months and other conditions are met. Our inability to use Form S-3 could increase the cost of raising capital through the issuance and sale of our equity or debt and the terms of any offering transaction may not be as favorable as they would have been if were eligible to use Form S-3.

We have litigation outstanding related to the acquisition of Fiberxon, Inc.

        On March 25, 2009, we filed a complaint in the Superior Court of Los Angeles County, California, against former executives, directors and stockholders of Fiberxon, a subsidiary of MRV acquired in July 2007. The complaint seeks to recover damages in connection with the sale of Fiberxon to MRV and contains claims for breaches of representations and warranties made by Fiberxon's former stockholders and others under the acquisition agreement, and intentional misrepresentation in connection with the sale.

        MRV acquired Fiberxon using a combination of cash and shares of our Common Stock totaling approximately $99.4 million which the Company paid to Fiberxon's former stockholders at the closing of the acquisition. In addition, MRV agreed to pay up to $31.5 million in cash or shares of the Company's Common Stock, or a combination thereof (the "deferred consideration payment"), within 18 months of the receipt by us of Fiberxon's audited financial statements if Source Photonics did not complete an initial public offering of its common stock within such 18-month period. Source Photonics did not complete the initial public offering within such period which ended March 2009. MRV has not made any deferred consideration payment.

        The complaint alleges that we have incurred damages in excess of $31.5 million (in an amount to be finally determined through appropriate proceedings) as a result of the claims we allege in the complaint. The claims alleged in the complaint include, among other things, claims against former members of Fiberxon's management for breach of non-competition agreements and tortious interference with employee contracts. MRV believes that it complied with the contractual terms of the acquisition agreement by providing, within the time specified, requisite information regarding offsets against the deferred consideration payment, and its lawsuit seeks to recover damages in addition to those amounts.

We are currently in the process of negotiating in good faith with the seller's representative pursuant to the terms of the merger agreement that require such negotiation. The outcome of such discussions cannot be reliably predicted at this time.

        The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in this litigation. Further, the defendants may deny our claims and assert claims seeking affirmative relief against the Company, including relief that seeks recovery of the deferred consideration payment. We plan to pursue our claims vigorously and expect the litigation potentially to be protracted and costly. If we lose this litigation, payment of the deferred consideration payment and other litigation costs would have a material adverse affect upon our financial condition and results of operations.

Material weaknesses existed in our internal controls over financial reporting related to our not maintaining effective approval and review controls over non-routine transactions at the entity level and over the recording of transactions and the financial statement close process at our Source Photonics subsidiary.

        Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of the Company's internal control over financial reporting.

        In assessing the findings of the voluntary review as well as the restatement of our previously reported financial statements, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 5, in our internal control over financial reporting as of December 31, 2007. We have implemented certain controls, and are in the process of implementing additional controls, to remediate the material weaknesses identified. However, management believes these material weaknesses were not fully remediated as of December 31, 2008. See the discussion included in Item 9A. "Controls and Procedures" of this Form 10-K for additional information regarding our internal control over financial reporting.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We are exposed to risks associated with worldwide economic conditions and related uncertainties.

        Economic conditions, increased concerns about credit markets and consumer confidence, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy and sustainable business models, maintain efficient operations, and effectively manage supply chain relationships, in the face of such conditions. Our ability to successfully offer our products and implement our business plan requires an effective planning and management process. In an economic downturn, we must effectively manage our spending and operations to ensure our position during the downturn to be able to capitalize for future opportunities when the economy improves. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results.

        Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness which could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer.

Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of our future performance. Our operating results could fluctuate significantly from quarter to quarter and year to year.

        Our operating results for a particular quarter are difficult to predict. Our revenue, gross margins and operating results could fluctuate substantially from quarter to quarter and from year to year as a whole, and within our three business segments. This could result from any one or a combination of factors such as:

  •
  the cancellation or postponement of orders from one period to the next;

  •
  the timing and amount of significant orders;

  •
  the mix in any period of higher and lower margin products and services;

  •
  software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

  •
  charges for excess or obsolete inventory;

  •
  our annual reviews of goodwill and other intangibles that lead to impairment charges;

  •
  the ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity and quality desired and at the prices we have budgeted;

  •
  readiness of customer sites for installation;

  •
  political stability in the areas of the world in which we operate;

  •
  price reductions that we make, such as marketing decisions that we have made in the past to reduce the price for our optical components to certain customers in an effort to secure long-term leadership in the market;

  •
  decreases in average selling prices of our products which, in addition to competitive factors and pressures from, or accommodations made to, significant customers, result from factors such as overcapacity and market conditions, the introduction of new and more technologically advanced products, and increased sales discounts;

  •
  the relative success of our efforts to continually reduce product manufacturing costs;

  •
  our introduction of new products, with initial sales at relatively small volumes with resulting higher production costs, and the rate of market acceptance of the products;

  •
  delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

  •
  the level of capital spending of our customers;

  •
  currency fluctuations;

  •
  the ability of our customers to pay for our products;

  •
  general economic conditions;

  •
  changes in conditions specific to our business segments; and

  •
  stockholder litigation related to our internal investigation of our practices related to historical stock option grants and other accounting issues and the related restatement of our financial statements.

        Moreover, the volume and timing of orders we receive during a quarter are difficult to forecast. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. We may also expend significant management effort, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Further, our customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below these forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us even after acceptance of orders. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Our expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, our operating results could be materially adversely affected.

        We expect revenue and gross margins generally and for specific products to continue to fluctuate from quarter to quarter and year to year. Because of these and other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be below the expectations of public market analysts and investors. This failure to meet expectations could cause the trading price of our Common Stock to decline. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could, by association, cause our stock price to decline.

Competition, especially in the network infrastructure and optical components markets, is ever increasing, which could reduce our revenue and gross margins or cause us to lose market share.

        The communications equipment and optical component industries are intensely competitive, and we must continually provide new products while dealing with increased price competition from low-cost producers in Asia. We compete directly with a number of established and emerging networking and optical components companies. Our direct competitors in networking products, switches and routers generally include: ADVA Optical Networks, Alcatel-Lucent, Allied Telesis Holdings KK, Brocade Communications Systems, Ciena Corporation, Cisco Systems, Inc., Extreme Networks, Huawei Technologies Inc. Nortel Networks Corporation and Raritan, Inc. Our competitors in fiber optic components include: Delta Electronics, Inc., EMCORE Corporation, ExceLight Communications, Inc., Finisar Corporation, JDS Uniphase Corporation, Ligent Photonics, Inc., NEC Corporation, NeoPhotonics Corp., Nokia Siemens Networks, Oplink Communications, Inc., Opnext, Inc., and Wuhan Telecommunication Devices Co., Ltd. Many of our competitors have significantly greater financial, technical, marketing, distribution and other resources and larger installed customer bases than we do.

Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide.

        Many of our competitors have significantly greater financial, technical, marketing, distribution, sales and customer support organizations and other resources and larger installed customer bases than we have. Our competitors continually introduce or announce their intentions to introduce new competitive products, and may be able to devote greater resources to the development, promotion, sale and support of their products. Many of our larger competitors offer customers broader product lines, which provide a more comprehensive networking solution than we provide. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, several of our competitors have large market capitalizations, substantially larger cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines and give them a strategic advantage. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.

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

        During the years ended December 31, 2008, 2007 and 2006, research and development expenses accounted for 7%, 7% and 8% of revenues, respectively. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  •
  changing product specifications and customer requirements;

  •
  difficulties in hiring and retaining necessary technical personnel;

  •
  difficulties in reallocating engineering resources and overcoming resource limitations;

  •
  difficulties with contract manufacturers;

  •
  changing market or competitive product requirements; and

  •
  unanticipated engineering complexities.

        The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver to customers products that are highly reliable, operate with its existing equipment, lower the customer's costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business.

Our products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which may cause us to incur significant costs, divert our attention from product development efforts or damage our reputation and cause us to lose customers.

        Our products are complex and undergo internal quality testing and qualification as well as formal qualification by our customers. However, defects may be found from time to time. Our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, including among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty period has expired or for problems not covered by warranty in order to maintain customer relationships. Although we have limited by contract the types of damages customers may seek in conjunction with a warranty claim, Fiberxon, a subsidiary we acquired in 2007, did not do so prior to its acquisition by us and as a result we currently bear increased exposure to damages upon claims related to historical Fiberxon products. We believe that our warranty reserves adequately address our potential exposure to liability for warranty claims. Our warranty reserves are based on historical return rates, our average material costs incurred to repair items, including labor costs, and, with respect to Fiberxon, the lack of contractual limitations on such claims in some instances. The warranty reserves are evaluated and adjusted based on updated experience.

        In addition, our optical component products and certain of our data networking products are typically embedded in, or deployed in conjunction with, our customers' products, which incorporate a variety of components and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, cause significant customer relation problems or loss of customers, and harm our reputation and brand, any of which could materially and adversely affect our business.

Although we were profitable on a consolidated basis in the second quarter of 2008, we have not achieved profitability on a consolidated basis for a full year since 2004 and may not achieve profitability in the future.

        Although we were profitable on a consolidated basis in the second quarter of 2008, we reported net losses for the years ended December 31, 2008, 2007 and 2006, and have not achieved profitability on a consolidated basis for a full year since 2004. We anticipate continuing to incur significant product development, sales and marketing and general and administrative expenses and, as a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in future fiscal quarters and years. To date in 2009, we have incurred additional significant charges related to the investigation and restatement of our financial statements, related expenses, and expect to incur significant expenses in the proxy contest for the election of directors in the 2009 annual meeting due to the running of a competing slate of directors by activist stockholders. We may not be successful in our efforts to contain expense levels and increase revenue levels and we may not attain profitability on a sustained basis or at all.

Our customers may adopt alternate technologies for which we do not produce products or for which our products are not adaptable.

        The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may minimize the demand for our existing products or render them obsolete. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new products that address such changes in technology and standards and respond to our customers' potential desire to adopt such technologies in place of those supported by our current product offerings. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. Further, the development cycle for products integrating new technologies or technologies with which we are not as familiar may be longer and more costly than our current product development process. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, and the new products may not be successfully commercialized. These costs and delays may prevent us from being able to establish a market position with respect to such new technologies and industry standards or be as responsive as we would like to be in meeting our customers' demands for such products, thus adversely affecting our results of operations and our customer relationships.

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

        If network service providers that purchase equipment or systems from our customers fail to qualify or delay qualifications of our customers' equipment or systems that contain our products, our business could be harmed. Qualification and field-testing of our customers' systems by network service providers is long and unpredictable. This process is not under the control of our company or our customers, and, as a result, timing of our sales is unpredictable. Any unanticipated delay in qualification of one of our customers' network systems could result in the delay or cancellation of orders from our customers for components and systems included in the applicable network system and could harm our results of operations.

Our customers may elect to in-source production of certain components they traditionally have purchased from us, resulting in decreases in our revenue.

        Our revenue may decrease if certain of our direct and indirect significant customers, such as Tellabs and Verizon, respectively, or a substantial number of our customers overall, chose to in-source production of the various types of components they currently purchase from us. If we cannot find alternate customers to purchase such components going forward, we may suffer not only a reduction in revenue, but may also have excess capacity in our production facilities and underutilized employees, undermining the overall efficiency and productivity of our operations.

We do not have long-term volume purchase contracts with our customers, so our customers may increase, decrease, cancel or delay their buying levels at any time with minimal advance notice to us, which may significantly harm our business.

        Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products beyond firm purchase orders. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short- and long-term financial and operating goals. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels, some of our suppliers may need significant lead time. In the past, during periods of severe market downturns, certain of our largest customers canceled significant orders with us and with our competitors, which resulted in losses of sales and excess and obsolete inventory, that led to inventory and asset disposals throughout the industry. Similarly, decreases or deferrals of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if they are not anticipated.

We may suffer losses as a result of entering into fixed price contracts.

        From time to time we enter into contracts with certain customers in which the price we charge for particular products is fixed. Although our estimated production costs for these products are used to compute fixed sales prices, if actual production costs exceed the estimated production costs because of our inability to obtain needed components timely, or at all, or we cannot continue to cut costs in production and have incrementally decreased future fixed prices, or for other reasons, we may incur a loss on the sale. Sales of material amounts of products on a fixed price basis, for which we have not accurately forecasted the production costs, could have a material adverse affect on our results of operations.

A few customers account for a substantial portion of our sales, increasing both our dependence on a single revenue source and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

        For the years ended December 31, 2008 and 2007, no customer accounted for 10 percent or more of our revenue. For the year ended December 31, 2006, we had one customer, Tellabs, Inc., an original equipment manufacturer for Verizon Communications, Inc., which accounted for 13% of our total revenues. While our financial performance for 2008, 2007 and 2006 benefited from substantial sales to Tellabs, because of the magnitude of sales to that customer, our results would suffer if we were to lose their business. Additionally, if Tellabs made a substantial reduction in orders, or Verizon switched

OEMs to a company that was not our customer, our results of operations would suffer unless we were able to replace the customer or orders with one or more customers of comparable size. Our sales are made on credit and our results of operations would be adversely affected if a significant customer were to experience unexpected financial reversals resulting in it being unable to pay for our products.

        The market for network infrastructure fiber optic products is dominated by a small number of large companies. Through consolidation with other equipment and component suppliers, some of these companies are growing larger with greater resources than we have to devote to development, promotion, sale and support of their products. Consolidation is also affecting customers in the network infrastructure fiber optic products market. Consolidation reduces the number of existing and potential customers and may increase our dependence on certain customers.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

        As of December 31, 2008, we had net operating losses, or NOLs, of approximately $196.6 million for federal income tax purposes and approximately $155.1 million for state income tax purposes. We also had capital loss carry forwards totaling $14.5 million as of December 31, 2008, which begin to expire in 2009. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income, may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited.

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

There is a limited number of potential source suppliers for certain components, which makes us susceptible to supply shortages.

        We currently purchase several key components from single or limited sources. Moreover, we depend on the quality of the products supplied to us, over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of certain components, or are unable to redesign products with other components, in a timely manner, our business will be significantly harmed.

        In our fiber optic components business particularly, customers generally restrict our ability to change the component parts in our modules without their approval. For less critical components, this may require as little as a specification comparison. For more critical components, such as lasers, photodetectors and key integrated circuits, this may result in repeating the entire qualification process. We depend on a limited number of suppliers for key components that we have qualified to use in the manufacture of certain of our products. Some of these components are available only from a sole source or have been qualified only from a single supplier. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. We have in the past had to change suppliers, which, in some instances, has resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

Our inability to achieve adequate production yields for certain components could result in a loss of sales and customers or higher than expected costs.

        We rely heavily on our own production capability for critical semiconductor lasers and light emitting diodes used in our products. Because we manufacture these and other key components at our own facilities and these components are not readily available from other sources, any interruption of our manufacturing processes could have a material adverse effect on our operations. Furthermore, we have a limited number of employees dedicated to the operation and maintenance of our wafer fabrication equipment, the loss of whom could result in our inability to effectively operate and service this equipment. Wafer fabrication is sensitive to many factors, including variations and impurities in the raw materials, the fabrication process, performance of the manufacturing equipment, defects in the masks used to print circuits on the wafer, and the level of contaminants in the manufacturing environment. We may not be able to maintain acceptable production yields or avoid product shipment delays. In the event adequate production yields are not achieved, resulting in product shipment delays, our business, operating results and financial condition could be materially adversely affected.

        Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts, and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes, or those of our third party contract manufacturers and component suppliers, have historically caused, and may in the future cause, significantly reduced manufacturing yields. This would negatively impact the gross margins on such products and negatively impact our production capacity for those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture such as lasers and photodetectors as a consequence of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and decrease our revenue and gross margins.

We rely substantially upon a limited number of contract manufacturing partners, and if these contract manufacturers fail to meet our short- and long-term needs and contractual obligations, our business may be negatively impacted.

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

        We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. If we overestimate our component and material requirements, we may have excess or obsolete inventory, which may not get used or have to be discounted to eliminate. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our revenue.

We face increased risks associated with the consolidation of our PRC-based manufacturing operations in a single location in Chengdu, PRC.

        Historically, we have manufactured most of our products in Taiwan, with some reliance on contract manufacturers in China as well, and Fiberxon manufactured its products in China. We are in the process of consolidating our PRC-based manufacturing operations at a single location in Chengdu, PRC. We believe that the consolidation process should be completed during the first half of 2010. We could experience delays if we are not able to transition our staff and equipment to our new facilities efficiently, and such delays could result in short-term reductions in our production capabilities or an inability to increase production consistent with our long-term plans. In addition, we may experience higher manufacturing losses and lower gross margins due to the need to maintain older production lines while at the same time incurring expenses related to the consolidation process. Once the consolidation effort is complete, we will face increased risk of loss from any disruption of operations in Chengdu affecting our consolidated facility. Damage to our Chengdu manufacturing facility due to fire, contamination, natural disaster, power loss, unauthorized entry or other events could force us to cease manufacturing our products, resulting in loss of revenue and breached customer contracts. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may be unable to reallocate efficiently or replace our manufacturing capacity for an extended period of time, and our business, financial condition and results of operations would be materially and adversely affected.

Although our current manufacturing facilities each have a disaster recovery plan, and we adopted a similar plan for the consolidated Chengdu facility, we cannot assure you that efforts will proceed according to such plans or that the plans adequately address all potential risks and outcomes. In addition, if the governmental regulations and special incentives pursuant to which we have negotiated use of our facility in Chengdu change, the perceived benefits from such consolidation of our PRC-based manufacturing efforts in Chengdu may not be realized fully or at all.

Our business and future operating results may be adversely affected by events outside of our control. Our insurance coverage for natural disasters is limited.

        We use our facilities in Chatsworth, California for major product design and development and customer support, and we manufacture products at our facilities in Taiwan and China. The risk of earthquakes in Southern California and Taiwan is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994 and September 1999, major earthquakes near Chatsworth and in Taiwan, respectively, affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facilities did not suffer material damage and our business was not materially disrupted by these earthquakes, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including wildfires and other fires, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities in Southern California, Taiwan and China subjects us to increased risk that a natural disaster could disrupt our operations.

        Although we believe our insurance coverage is adequate to address the variety of potential liabilities we face, our insurance coverage is subject to deductibles and coverage limits. Upon an occurrence of significant natural disaster, such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations could be significantly disrupted, delayed or prevented. for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy, and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian or swine influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and result in adverse consequences to our business and results of operations.

Environmental regulations applicable to our manufacturing operations could limit our ability to expand or subject us to substantial costs. Compliance with current and future environmental regulations may be costly which could impact our future operating results.

        We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by foreign, local, state and federal law. We believe we are compliant in all material respects with applicable environmental regulations in the United States, Taiwan and China. However, any failure by us to comply with present and future regulations, could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities and we may need to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We cannot provide assurance that legal requirements will not be imposed on us that would require additional capital expenditures or the satisfaction of other requirements. If we fail to obtain required permits or otherwise fail to operate within current or future legal requirements, including those applicable to us in the United States, Taiwan and China where we maintain facilities, we may be required to pay substantial penalties, suspend our operations, or make costly changes to our manufacturing processes or facilities.

        In addition, we could face significant costs and liabilities in connection with legislation which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. This includes the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Many of our customers have adopted this approach and have required our full compliance. Even though we have devoted a significant amount of resources and effort planning and executing our compliance program and believe that we are in compliance with such legislation, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience loss of revenue, damaged reputation, diversion of resources, monetary penalties and legal action. Other environmental regulations may require us to re-engineer our products to utilize components that are more environmentally compatible. Such re-engineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

We may be faced with product liability claims.

        Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects. Defects could, moreover, impair the market's acceptance of our products. Both could have a material adverse effect on our business and financial condition. Although we carry product liability insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products.

Our business and future operating results are subject to a wide range of uncertainties arising out of the international nature of our operations and facilities.

        International sales are a significant part of our business. The following table summarizes the percentage of total revenues from sales to customers outside the United States. for the last three years

	Years ended December 31,
	2008	2007	2006
Percentage of revenues from international sales	68%	68%	67%

        We have offices and facilities in, and conduct a significant portion of our operations in and from Israel, China and Taiwan, and outsource substantial manufacturing to third-party contract manufacturers in China. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:

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

  •
  potentially adverse tax consequences, increasing taxes, and heightened efforts by officials of foreign countries to increase revenues from tax collection;

  •
  increasing labor costs or other cost increases;

  •
  unavailability or delays in delivery of equipment, raw materials or key components;

  •
  trade restrictions, tariff increases and increasing import-export duties;

  •
  shipping delays;

  •
  limited protection of intellectual property rights;

  •
  tightening immigration controls that may adversely affect the residency status of our engineers and other key employees in our U.S. facilities who are not permanent U.S. residents, or our ability to hire new non-U.S. employees in our U.S. facilities;

  •
  increasing U.S. and foreign environmental regulation or unforseen environmental problems; and

  •
  personnel recruitment delays or the inability to obtain skilled technical, financial and management personnel needed in countries where we have facilities, such as China.

        Our business and operations are also subject to general geopolitical conditions, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil and changes in diplomatic or trade relationships.

        Economic conditions in several countries and markets outside the United States. in which we have offices, personnel, facilities or sales represent significant risks to us. Instability in the Middle East, China or the European Union could have a negative impact on our sales and operations in these regions, and unstable conditions could have a material adverse effect on our business and results of operations. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global war on terror also may have negative effects on our business operations, including our U.S. operations. For example, heightened U.S. security concerns on domestic and international travel and commerce may result in increased immigration controls that could impact the residency status of our non-U.S. engineers and other key employees working in our U.S. facilities. In addition to the effect of global economic instability on our operations or facilities on sales to customers outside the United States, sales to domestic customers could be negatively impacted by these conditions.

Labor shortages or strikes in Southern China could adversely affect our gross margins or decrease revenues.

        Historically, there has been an abundance of labor in Southern China, but over the last few years, factories in Southern China, particularly in Shenzhen and to a lesser extent in Chengdu, where our manufacturing facilities are located, are to varying degrees facing a labor shortage as migrant workers and middle level management seek better wages and working conditions elsewhere. Further, some of our employees in Chengdu are represented by unions. This trend of labor shortages is expected to continue, fueled by the effects of the one-child policy imposed by the Chinese government over the past three decades and will likely result in increasing wages as companies seek to keep their existing work forces. Continuing labor shortages or strikes can be expected to adversely impact our future operating results by, for example, preventing us from manufacturing at peak capacity and forcing us to increase wages and benefits to attract the diminishing pool of available workers. This could result in lower revenue or increased manufacturing costs, which would adversely affect gross margins.

Our operating results have been impacted by foreign exchange rates and our activities seeking to hedge against currency exchange and interest rate fluctuations.

        The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, we have benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar relative to the currencies in which these sales have been made. Fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation or fluctuations in currency exchange or interest rates in these countries could increase our expenses and thereby adversely affect our operating results.

        Related to our Optical Components business, foreign currency fluctuations between the Chinese RMB and the U.S. dollar may affect our total revenue going forward and, if present trends continue in China, could significantly affect our operating results. Approximately 19% of combined revenues for the year ended December 31, 2008 were denominated in RMB. Approximately 46% of total operating costs and expenses for the same period were incurred in RMB.

        Through one of our foreign subsidiaries, we periodically enter into foreign exchange and interest rate swap contracts to protect against currency exchange risks related to purchase commitments denominated in foreign currencies other than their functional currency, primarily the U.S. dollar, and to hedge exposure to interest rate fluctuations. Net unrealized gains from these activities during the year ended December 31, 2007 amounted to $552,000. We could incur losses from these or other hedging activities in the future.

We face risks inherent in doing business in China.

        As our operations in China assume a larger and more important role in our business, the risks inherent in doing business in China will become more acute. Many of these risks specific to doing business in China are beyond our control, including:

  •
  difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

  •
  compliance with PRC laws, including employment laws; such as the changes in the PRC's labor law restricting our ability to reduce our workforce in China as necessary, which could increase our manufacturing costs and those of the contract manufacturers we use in China;

  •
  difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

  •
  Restrictions and taxes related to the payment of dividends by our subsidiaries in the PRC to us under PRC law;

  •
  Political or trade controversies between China and the United States; and

  •
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

        We are subject to the United States Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Prior to the completion of the acquisition, Fiberxon's management and employees were not subject to the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices are common in the PRC. We have implemented and maintained preventative measures, but cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If our cash flow deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. We may not be able to obtain capital when desired on favorable terms, if at all.

        We incurred net losses in each of the years ended December 31, 2008, 2007 and 2006, and our combined cash and short-term investments declined in 2007 and 2008. Excluding the private placement of approximately 19.9 million shares of our Common Stock we issued to a group of institutional investors in 2006, which resulted in proceeds of $69.9 million, our combined cash, cash equivalents, time deposits and short-term and long-term marketable securities would have declined during the year ended December 31, 2006. As of December 31, 2008, our cash, cash equivalents, time deposits and marketable securities totaled $81.6 million and declined by approximately $4.8 million, or six percent, since December 31, 2007.

        We may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

  •
  satisfy our potential deferred consideration obligation of up to $31.5 million (excluding applicable offsets), to the former stockholders of Fiberxon, which was due March 28, 2009;

  •
  acquire complementary businesses or technologies;

  •
  enhance our operating infrastructure;

  •
  hire additional technical, sales and other personnel;

  •
  make investments in capital equipment, facilities and technology;

  •
  expand our manufacturing facilities;

  •
  fund our working capital requirements; or

  •
  otherwise respond to competitive pressures.

        If we raise additional funds through the issuance of our Common Stock or convertible securities, or if we elect to satisfy our potential deferred consideration obligation to Fiberxon's former stockholders using shares of our Common Stock, the percentage ownership of our stockholders could be significantly diluted.

        If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, satisfy our deferred consideration obligation, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures, could be significantly limited.

If we fail to protect our intellectual property, we may not be able to compete.

        We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot assure you that our pending patent applications will be approved, that any patents that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Specifically in the PRC there is a risk of poor enforcement of intellectual property rights. The validity, enforceability and scope of protection of intellectual property in China is uncertain and still evolving, and PRC laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions. Policing unauthorized use of proprietary technology is difficult and expensive. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable competitors, especially in the PRC, to benefit from our technologies without paying us any royalties. Any of this kind of litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.

We could in the future become subject to litigation regarding intellectual property rights, or we could initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. Over the years, we have received notices from third parties alleging possible infringement of patents with respect to certain features of our products or our manufacturing processes and in connection with these notices have been involved in discussions with the claimants. To date, our aggregate revenues potentially subject to the foregoing claims have not been material. However, these or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all.

        In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition. Such claims or litigation could be costly, subject us to significant liability, and divert our technical and management personnel. We do not have insurance to cover potential claims of this type.

Our business requires us to attract and retain qualified personnel.

        Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depend, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the networking and fiber optics industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. We are dependent upon Noam Lotan, our Chief Executive Officer, and Shlomo Margalit, our Chairman of the Board of Directors and Chief Technical Officer. The loss of the services of either of these officers could have a material adverse effect on us. To retain these officers, we have entered into employment agreements with them, and we are the beneficiary of a key person life insurance policy in the amount of $1.0 million on Mr. Lotan's life. We give no assurances that the employment agreements will retain these officers or that the proceeds from the insurance policy will be sufficient to compensate us in the event of Mr. Lotan's death. Further, the policy is not applicable in the event that Mr. Lotan becomes disabled or is otherwise unable to render services to us. We may enter into similar arrangements in the future to attract and retain qualified executives. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Our properties consist of leased and owned facilities for product development, manufacturing, sales, support, and administrative operations. Our headquarters facility is located in Chatsworth, California. We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise, we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms. For additional information regarding obligations under operating leases, see Note 11 to the Consolidated Financial Statements, in Item 8 of this Form 10-K. Listed below are the facility locations for our primary business segments:

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

Item 3.    Legal Proceedings.

        We are subject to legal claims and litigation in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Stock Option Litigation

        On June 5, 2008, our Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon as a consequence of the pending restatement of our historical financial statements. A description of the facts regarding the appointment of a Special Committee of independent directors to investigate the issues and the completion of the restatement is set forth in Item 7. and in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

        Between June 10, 2008 and August 15, 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a), of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in our press release of June 5, 2008, which was included as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2008. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. The plaintiffs in the consolidated lawsuits and the defendants have stipulated to a postponement of further action until after the issuance by MRV of its restated financial statements, and have further agreed to mediation of the litigations.

SEC Inquiry

        On June 5, 2008, we notified the SEC that we were conducting a voluntary stock option and accounting review and informed the SEC as to our expectations regarding the restatement of our financial statements. We were notified by the SEC that it was conducting an inquiry into the matter. On

August 26, 2009, we were formally notified by the SEC's Los Angeles Regional Office that its investigation had been completed and that it was not intending to recommend any enforcement action.

Fiberxon Acquisition Litigation

        On March 25, 2009, we filed a complaint in the Superior Court of Los Angeles County, California, against former executives, directors and stockholders of Fiberxon, a subsidiary of the Company acquired in July 2007 for consideration aggregating approximately $130.9 million, excluding $4.0 million in acquisition costs. The complaint seeks to recover damages in connection with the sale of Fiberxon to the Company and contains claims for breaches of representations and warranties made by the seller and others under the acquisition agreement, and intentional misrepresentation in connection with the sale.

        MRV acquired Fiberxon using a combination of cash and shares of the Company's Common Stock totaling approximately $99.4 million which the Company paid to Fiberxon's former stockholders at the closing of the acquisition. In addition, MRV agreed to pay up to $31.5 million in cash or shares of the Company's Common Stock, or a combination thereof (the "deferred consideration payment"), within 18 months of receipt by us of Fiberxon's audited financial statements if Source Photonics did not complete an initial public offering of its common stock within such 18-month period. Source Photonics did not complete the initial public offering within the 18-month period and the deferred consideration payment matured in March 2009.

        The complaint alleges that we have incurred damages in excess of $31.5 million (in an amount to be finally determined through appropriate proceedings) as a result of the claims we allege in the complaint. The claims alleged in the complaint include, among other things, breach of non-competition agreements and tortious interference with employee contracts against former members of Fiberxon's management. MRV believes that it complied with the contractual terms of the acquisition agreement by providing, within the time specified, requisite information regarding offsets against the deferred consideration payment, and its lawsuit seeks to recover damages in addition to those amounts. We are currently in the process of negotiating in good faith with the seller's representative pursuant to the terms of the merger agreement that require such negotiation. The outcome of such discussions cannot be reliably predicted at this time. To date, MRV has not paid any portion of the deferred consideration payable.

        The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in this litigation. Further, the defendants may deny our claims and assert claims seeking affirmative relief against us, including relief that seeks recovery of the deferred consideration payment. We plan to pursue our claims vigorously and expect the litigation potentially to be protracted and costly.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

        Our Common Stock was traded on the Nasdaq Global Market under the symbol "MRVC" in 2008. In June 2009, MRV was delisted from Nasdaq and is currently trading on the Pink Sheets. The following table sets forth the high and low sales prices for the periods indicated:

	High	Low
Year Ended December 31, 2008
First quarter ending March 31	$2.35	$1.20
Second quarter ending June 30	$1.95	$1.13
Third quarter ending September 30	$1.53	$0.96
Fourth quarter ending December 31	$1.19	$0.21
Year Ended December 31, 2007
First quarter ending March 31	$4.50	$3.34
Second quarter ending June 30	$4.06	$3.00
Third quarter ending September 30	$3.20	$2.15
Fourth quarter ending December 31	$3.38	$2.01

        As of September 25, 2009, the closing price of our Common Stock was $0.98 per share, and there were approximately 2,684 stockholders of record.

No Dividends or Share Repurchases

        The payment of dividends on our Common Stock is within the discretion of our Board of Directors. We have not paid cash dividends on our Common Stock and the Board of Directors does not expect to declare cash dividends on the Common Stock in the foreseeable future.

        We did not repurchase any shares of our Common Stock in 2008.

Equity Compensation Plans

        The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option and warrant plans as of December 31, 2008.

Plan Category	Number of securities issuable upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,707,427	$2.29	8,318,300
Equity compensation plans not approved by security holders (2)	7,473,398	$3.11	0

Total (3)	13,180,825	$2.76	8,318,300

(1)
Includes shares underlying options granted under the 2007 Omnibus Incentive Plan (the "Omnibus Plan") and one of its predecessors, the 1997 Incentive and Nonstatutory Stock Option Plan.

(2)
Includes shares underlying options or awards granted under the following plans prior to the adoption of the 2007 Omnibus Incentive Plan:

•
1998 Nonstatutory Stock Option Plan;

•
2000 MRV Communications, Inc. Stock Option Plan for Employees of AstroTerra Corporation;

•
Stock options issued and outstanding on the effective date of the merger of Luminent under the Luminent Amended and Restated 2000 Stock Option Plan that were assumed by MRV and are exercisable for 0.43 shares of Common Stock for each share of Luminent held under the relevant option;

•
2000 MRV Communications, Inc. Stock Option Plan for Employees of Optronics International;

•
2001 MRV Communications, Inc. Stock Option Plan for Employees of Appointech, Inc.;

•
MRV Communications, Inc. 2002 International Stock Option Plan;

•
Italian Employees Warrant Program;

•
MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc.; and

•
2003 Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (the "Consolidated Plan").

(3)
Excludes options to purchase shares that MRV assumed that are not pursuant to a plan when MRV acquired Fiberxon effective July 1, 2007. As of December 31, 2008, there were 1,398,562 excluded options with a weighted average exercise price of $1.72.

        In 2007, MRV's stockholders approved the Omnibus Plan to consolidate MRV's two outstanding equity compensation plans. The first plan was MRV's expiring 1997 Incentive and Nonstatutory Stock Option Plan, under which all employees, officers, directors and consultants were eligible to participate, and it was submitted to and approved by stockholders. The second plan was the Consolidated Plan, which consolidated all the other bulleted plans listed in footnote (2), and it was not submitted to or approved by stockholders as neither the Nasdaq qualification standards nor federal law required such approval at the time the Consolidated Plan was adopted.

        Upon adoption of the Omnibus Plan, the 1997 Incentive and Nonstatutory Stock Option Plan and the plans set forth in the bulleted paragraphs above in footnote (2) were terminated and shares available for future grants of options or warrants under these plans, including shares that became and become available as a consequence of the lapse, expiration or forfeiture of outstanding options or warrants granted under such terminated plans, are rolled into, and become available for, future grants of options and other awards under the Omnibus Plan.

Performance Graph

        The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the Nasdaq Composite Index, the RDG SmallCap Technology Index and the S&P Small Cap Information Technology Index. We transitioned from the Nasdaq Stock Market (U.S. Companies) Index to the Nasdaq Composite index because the Nasdaq Stock Market (U.S. Companies) Index no longer exists and the Nasdaq Composite Index is its equivalent. We are adding the RDG SmallCap Technology Index prepared by Research Data Group as we are transitioning this year from the S&P SmallCap 600 Information Technology Index, and in future years will not be providing that index as a comparison metric.

        The graph assumes $100 was invested on December 31, 2003, in our Common Stock and the companies in each of the Nasdaq Composite Index, the RDG SmallCap Technology Index and the S&P SmallCap Information Technology Index. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MRV Communications, Inc., The NASDAQ Composite Index,
The RDG SmallCap Technology Index And The S&P SmallCap 600 Information Technology Index

*
$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
Price as of December 31 for	2003	2004	2005	2006	2007	2008
MRV Communications, Inc.	100.00	97.61	54.52	94.15	61.68	20.48
NASDAQ Composite	100.00	110.10	113.12	127.05	136.81	79.93
RDG SmallCap Technology	100.00	95.54	95.86	109.69	103.57	51.16
S&P SmallCap 600 Information Technology	100.00	99.32	102.99	114.84	120.74	70.33

Item 6.    Selected Financial Data.

        The following information as of and for the years ended December 31, 2007, 2006, 2005 and 2004 has been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3, "Restatement of Previously-Issued Financial Statements" to the Consolidated Financial Statements included in Item 8 of this Form 10-K. This financial data has been restated to correct our previous accounting for share-based compensation and other items. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.

        The following selected financial data as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, are derived from our audited financial statements included in Item 8 of this Form 10-K. The financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are derived from our restated financial statements not contained herein. The historical results do not necessarily indicate results expected for any future period.

        We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	Year ended December 31,
(in thousands, except per share amounts)	2008	2007 (Restated(1)(2))	2006 (Restated(1))	2005 (Restated(1))	2004 (Restated(1))
Statements of Operations Data:
Revenues	$538,022	$448,237	$356,489	$283,698	$271,658
Cost of goods sold	388,021	320,750	244,385	193,887	179,497

Gross profit	150,001	127,487	112,104	89,811	92,161
Operating costs and expenses:
Product development and engineering	38,746	33,387	28,369	25,964	13,086
Selling, general and administrative	129,019	102,694	88,542	72,965	53,306
Impairment of goodwill and other intangibles	100,250	—	52	—	—
Amortization of other intangibles	2,434	1,906	—	—	—

Total operating costs and expenses	270,449	137,987	116,963	98,929	66,392
Operating income (loss)	(120,448)	(10,500)	(4,859)	(9,118)	25,769
Other income (expense), net	(246)	(4,688)	926	(1,911)	(637)

Income (loss) before provision for Income taxes	(120,694)	(15,188)	(3,933)	(11,029)	25,132
Provision for income taxes	2,510	3,906	3,450	3,410	2,571

Net income (loss)	$(123,204)	$(19,094)	$(7,383)	$(14,439)	$22,561

Basic and diluted loss per share:
Basic income (loss) per share	$(0.78)	$(0.14)	$(0.06)	$(0.14)	$0.22
Basic weighted average shares outstanding	157,323	140,104	120,902	104,350	104,793
Diluted income (loss) per share	$(0.78)	$(0.14)	$(0.06)	$(0.14)	$0.19
Diluted weighted average shares outstanding	157,323	140,104	120,902	104,350	121,234

	December 31,
(in thousands)	2008	2007 Restated(1)	2006 Restated(1)	2005 Restated(1)	2004 Restated(1)
Selected Balance Sheet Data:
Cash and cash equivalents	$67,950	$72,474	$91,722	$67,984	$77,226
Working capital	111,649	130,244	168,328	96,554	110,594
Total assets	392,519	498,965	343,455	264,154	279,412
Total long-term liabilities	9,274	7,616	30,295	29,694	30,978
Additional paid-in capital	1,403,663	1,399,630	1,285,877	1,209,275	1,209,196
Accumulated deficit	(1,248,639)	(1,125,435)	(1,106,341)	(1,098,958)	(1,084,518)
Total stockholders' equity	166,700	289,922	187,308	113,894	138,280

(1)
The selected financial data as of December 31, 2007, 2006, 2005 and 2004 and for the years then ended have been corrected to reflect the restatements described in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The cumulative after-tax impact of all the restatement adjustments related to years prior to the year ended December 31, 2004 was $102.6 million, which is reflected as an adjustment to accumulated deficit at January 1, 2003.

(2)
The 2007 Statement of Operations includes the results of Fiberxon from July 1, 2007.

        See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 3, "Restatement of Previously-Issued Financial Statements" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K for the tables that reflect the impact of the restatement adjustments on the 2007 and 2006 statements of operations data and the year end 2007 balance sheet data. The tables below reflect the impact of the restatement adjustments on the 2005 and 2004 statements of operations and the December 31, 2004, 2005 and 2006 balance sheet data (in thousands):

For the year ended December 31, 2005	As previously reported	Adjustments	As restated
Revenue	$283,698	$—	$283,698
Cost of goods sold	193,979	(92)	193,887

Gross profit	89,719	92	89,811
Operating costs and expenses:
Product development and engineering	26,051	(87)	25,964
Selling, general and administrative	72,402	563	72,965

Total operating costs and expenses	98,453	476	98,929

Operating loss	(8,734)	(384)	(9,118)
Other income (expense), net	(1,791)	(120)	(1,911)

Loss before income taxes	(10,525)	(504)	(11,029)
Provision for income taxes	5,774	(2,364)	3,410

Net loss	$(16,299)	$1,860	$(14,439)

Net loss per share:
Basic and diluted	$(0.16)	$0.02	$(0.14)
Weighted average number of shares:
Basic and diluted	104,350	—	104,350

For the year ended December 31, 2004	As previously reported	Adjustments	As restated
Revenue	$271,658	$—	$271,658
Cost of goods sold	179,852	(355)	179,497

Gross profit	91,806	355	92,161
Operating costs and expenses:
Product development and engineering	24,949	(11,863)	13,086
Selling, general and administrative	74,045	(20,739)	53,306

Total operating costs and expenses	98,994	(32,602)	66,392

Operating loss	(7,188)	32,957	25,769
Interest expense
Cost of debt conversion
Other income (expense), net	(456)	(181)	(637)

Gain (loss) before income taxes	(7,644)	32,776	25,132
Provision for income taxes	3,036	(465)	2,571

Net loss	$(10,680)	$33,241	$22,561

Net loss per share:
Basic	$(0.10)	$0.32	$0.22
Diluted	$(0.10)	$0.29	$0.19
Weighted average number of shares:
Basic	104,793	—	104,793
Diluted	104,793	16,450	121,243

        Prior to the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payments ("SFAS No. 123R"), MRV accounted for share-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") as allowed for the fiscal years ending December 31, 2005 and 2004. The financial statement disclosure impact of the restatement on previously reported share-based compensation expense by functional line item, including income tax impact by year, for 2005 and 2004, is as follows (in thousands):

	2005			2004
Years ended December 31:	(As previously reported)	Adjustments	Restated	(As previously reported)	Adjustments	Restated
Cost of goods sold	$—	$35	$35	$—	$(348)	$(348)
Product development and engineering	—	(86)	(86)	—	(11,868)	(11,868)
Selling, general and administrative	162	(288)	(126)	—	(20,747)	(20,747)

Total share-based compensation expense	$162	$(339)	$(177)	$—	$(32,963)	$(32,963)

        The financial statement impact of the restatement on previously reported selected balance sheet data for 2006, 2005 and 2004, is as follows (in thousands):

December 31, 2006	2006 (As previously reported)	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$91,722	$—	$91,722
Short-term marketable securities	25,864	—	25,864
Time deposits	821	—	821
Accounts receivable, net	95,244	—	95,244
Inventories	61,361	24	61,385
Deferred income taxes	895	83	978
Other current assets	13,607	162	13,769

Total current assets	289,514	269	289,783
Property and equipment, net	14,172	—	14,172
Goodwill	36,348	(3,836)	32,512
Deferred income taxes	1,460	414	1,874
Other assets	4,728	386	5,114

Total assets	$346,222	$(2,767)	$343,455

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$26,289	$—	$26,289
Accounts payable	47,384	—	47,384
Accrued liabilities	29,704	3,886	33,590
Deferred revenue	7,624	—	7,624
Other current liabilities	5,926	642	6,568

Total current liabilities	116,927	4,528	121,455
Convertible notes	23,000	—	23,000
Other long-term liabilities	7,295	—	7,295
Minority interest	5,248	(851)	4,397
Commitments and contingencies
Stockholders' equity:
Preferred Stock	—	—	—
Common Stock	213	—	213
Additional paid-in capital	1,231,941	53,936	1,285,877
Accumulated deficit	(1,036,924)	(69,417)	(1,106,341)
Treasury stock	(1,352)	—	(1,352)
Accumulated other comprehensive income (loss)	(126)	9,037	8,911

Total stockholders' equity	193,752	(6,444)	187,308

Total liabilities and stockholders' equity	$346,222	$(2,767)	$343,455

December 31, 2005	2005 (As previously reported)	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$67,984	$—	$67,984
Time deposits	1,475	—	1,475
Accounts receivable, net	92,466	445	92,911
Inventories	42,216	100	42,316
Deferred income taxes	873	15	888
Other current assets	7,828	—	7,828

Total current assets	212,842	560	213,402
Property and equipment, net	14,065	—	14,065
Goodwill	33,656	(2,041)	31,615
Deferred income taxes	136	458	594
Other assets	4,478	—	4,478

Total assets	$265,177	$(1,023)	$264,154

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$30,378	$—	$30,378
Accounts payable	45,372	—	45,372
Accrued liabilities	29,272	3,300	32,572
Deferred revenue	6,076	—	6,076
Other current liabilities	2,230	220	2,450

Total current liabilities	113,328	3,520	116,848
Convertible notes	23,000	—	23,000
Other long-term liabilities	6,694	—	6,694
Minority interest	5,151	(1,433)	3,718
Commitments and contingencies
Stockholders' equity:
Preferred Stock	—	—	—
Common Stock	177	—	177
Additional paid-in capital	1,156,209	53,066	1,209,275
Accumulated deficit	(1,031,409)	(67,549)	(1,098,958)
Treasury stock	(1,352)	—	(1,352)
Deferred compensation	—	(324)	(324)
Accumulated other comprehensive income (loss)	(6,621)	11,697	5,076

Total stockholders' equity	117,004	(3,110)	113,894

Total liabilities and stockholders' equity	$265,177	$(1,023)	$264,154

December 31, 2004	2004 (As previously reported)	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$77,226	$—	$77,226
Short-term marketable securities	3,395	—	3,395
Time deposits	1,559	—	1,559
Accounts receivable, net	80,755	—	80,755
Inventories	42,264	—	42,264
Deferred income taxes	2,395	101	2,496
Other current assets	8,939	—	8,939

Total current assets	216,533	101	216,634
Property and equipment, net	19,089	—	19,089
Goodwill	29,965	7,233	37,198
Long-term marketable securities	1,839		1,839
Investments	3,063		3,063
Other assets	1,589	—	1,589

Total assets	$272,078	$7,334	$279,412

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$25,286	$—	$25,286
Accounts payable	43,209	—	43,209
Accrued liabilities	26,915	2,770	29,685
Deferred revenue	4,556	—	4,556
Other current liabilities	2,572	732	3,304

Total current liabilities	102,538	3,502	106,040
Convertible notes	23,000	—	23,000
Deferred income taxes	—	2,315	2,315
Other long-term liabilities	5,663	—	5,663
Minority interest	5,318	(1,204)	4,114
Commitments and contingencies
Stockholders' equity:
Preferred Stock	—	—	—
Common Stock	176	—	176
Additional paid-in capital	1,155,474	53,722	1,209,196
Accumulated deficit	(1,015,110)	(69,408)	(1,084,518)
Treasury stock	(1,352)	—	(1,352)
Deferred compensation	—	(1,190)	(1,190)
Accumulated other comprehensive income (loss)	(3,629)	19,597	15,968

Total stockholders' equity	135,559	2,721	138,280

Total liabilities and stockholders' equity	$272,078	$7,334	$279,412

 The following table shows the adjustments to the December 31, 2006 balance sheet by issue (in thousands):

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to foreign subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of December 31, 2006
Assets
Current assets:
Inventories	$—	$—	$—	$—	$—	$—	$—	$—	$24	$24
Deferred income taxes	—	—	60	—	—	—	—	—	23	83
Other current assets	—	—	—	—	—	—	—	—	162	162

Total current assets	—	—	60	—	—	—	—	—	209	269
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	—	(3,836)
Deferred income taxes	—	—	—	—	642	—	—	—	(228)	414
Other assets	—	—	—	—	386	—	—	—	—	386

Total assets	$—	$(1,515)	$60	$(1,710)	$1,028	$352	$(963)	$—	$(19)	$(2,767)

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$211	$145	$776	$—	$1,674	$918	$—	$—	$162	$3,886
Other current liabilities	—	—	—	—	—	—	—	—	642	642

Total current liabilities	211	145	776	—	1,674	918	—	—	804	4,528
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,274)	—	(851)
Commitments and contingencies
Stockholders' equity:
Additional paid-in capital	73,632	—	687	—	—	4,665	(4,717)	(1,299)	(19,032)	53,936
Accumulated deficit	(73,843)	(1,660)	(1,403)	(1,710)	(646)	(3,896)	2,232	3,655	7,854	(69,417)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(36)	(1,200)	(82)	10,355	9,037

Total stockholders' equity	(211)	(1,660)	(716)	(1,710)	(646)	733	(3,685)	2,274	(823)	(6,444)

Total liabilities and stockholders' equity	$—	$(1,515)	$60	$(1,710)	$1,028	$352	$(963)	$—	$(19)	$(2,767)

 The following table shows the adjustments to the December 31, 2005 balance sheet by issue (in thousands):

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to foreign subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of December 31, 2005
Assets
Current assets:
Accounts receivable, net	$—	$—	$—	$—	$—	$—	$—	$—	$445	$445
Inventories	—	—	—	—	—	—	—	—	100	100
Deferred income taxes	—	—	142	—		—	—	—	(127)	15

Total current assets	—	—	142	—	—	—	—	—	418	560
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	1,795	(2,041)
Deferred income taxes	—	—	—	—	548	—	—	—	(90)	458

Total assets	$—	$(1,515)	$142	$(1,710)	$548	$352	$(963)	$—	$2,123	$(1,023)

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$131	$(142)	$606	$—	$1,242	$918	$—	$—	$545	$3,300
Other current liabilities	—	—	—	—	—	—	—	—	220	220

Total current liabilities	131	(142)	606	—	1,242	918	—	—	765	3,520
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,856)	—	(1,433)
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—	—	—	—	—	—	—	—	—
Common stock	—	—	—	—	—	—	—	—	—	—
Additional paid-in capital	73,288	—	162	—	—	4,665	(4,717)	(1,299)	(19,033)	53,066
Accumulated deficit	(73,095)	(1,373)	(626)	(1,710)	(694)	(3,896)	2,232	3,786	7,827	(67,549)
Treasury stock	—	—	—	—	—	—	—	—	—	—
Deferred compensation	(324)	—	—	—	—	—	—	—	—	(324)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(36)	(1,200)	369	12,564	11,697

Total stockholders' equity	(131)	(1,373)	(464)	(1,710)	(694)	733	(3,685)	2,856	1,358	(3,110)

Total liabilities and stockholders' equity	$—	$(1,515)	$142	$(1,710)	$548	$352	$(963)	$—	$2,123	$(1,023)

 The following table shows the adjustments to the December 31, 2004 balance sheet by issue (in thousands):

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to foreign subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of December 31, 2004
Assets
Current assets:
Deferred income taxes	$—	$—	$101	$—	$—	$—	$—	$—	$—	$101

Total current assets	—	—	101	—	—	—	—	—	—	101
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	11,069	7,233
Deferred income taxes	—	—	—	—	429	—	—	—	(429)	—

Total assets	$—	$(1,515)	$101	$(1,710)	$429	$352	$(963)	$—	$10,640	$7,334

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$356	$168	$320	$—	$1,008	$918	$—	$—	$—	$2,770
Other current liabilities	—	—	—	—	—	—	—	—	732	732

Total current liabilities	356	168	320	—	1,008	918	—	—	732	3,502
Deferred income taxes	—	—	—	—	—	—	—	—	2,315	2,315
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,226)	(401)	(1,204)
Commitments and contingencies
Stockholders' equity:
Additional paid-in capital	74,106	—	—	—	—	4,665	(4,717)	(1,299)	(19,033)	53,722
Accumulated deficit	(73,272)	(1,683)	(219)	(1,710)	(579)	(3,896)	2,232	3,892	5,827	(69,408)
Deferred compensation	(1,190)									(1,190)
Accumulated other comprehensive income (loss)	—	—	—	—		(36)	(1,200)	(367)	21,200	19,597

Total stockholders' equity	(356)	(1,683)	(219)	(1,710)	(579)	733	(3,685)	2,226	7,994	2,721

Total liabilities and stockholders' equity	$—	$(1,515)	$101	$(1,710)	$429	$352	$(963)	$—	$10,640	$7,334

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K. The following discussion and analysis is organized as follows:

  •
  Restatement of Financial Statements

  •
  Overview

  •
  Critical Accounting Policies

  •
  Management Discussion Snapshot

  •
  Recently Issued Accounting Standards

  •
  Liquidity and Capital Resources

  •
  Working Capital

  •
  Cash Flow

  •
  Off Balance Sheet Arrangements

  •
  Contractual Obligations

Restatement of Financial Statements

  Background

        On May 14, 2008, in the course of reviewing our records for two European subsidiaries, management discovered indications of possible back-dating of stock options and other accounting errors. Over the following three weeks, management determined that the errors indicated appeared to be material. On June 5, 2008 the Company's Board of Directors authorized a Special Committee of the Board to review the documentation, practices, and conduct pertaining to the granting of equity compensation awards at the Company and compensation arrangements at certain foreign subsidiaries. Concurrently, management conducted a detailed review of stock option granting in conjunction with the Special Committee. The Special Committee consisted of three independent directors who were assisted in the investigation by independent outside legal counsel and forensic accountants.

        On February 2, 2009, the Company announced the principal findings of the Special Committee, which included:

  •
  With respect to the Company's stock option practices, that:

  •
  many pre-2004 option grant dates and grant prices were retrospectively selected,

  •
  such practices were not consistent with relevant provisions of the Company's option plans,

  •
  the Company did not recognize appropriate compensation expense for options granted in-the-money,

  •
  no evidence was found that the option granting practices were carried out for the personal benefit of those awarding options, and

    •
    beginning in March 2004, improved controls were imposed by MRV over the Company's option granting practices, including the use of predetermined grant dates, which eliminated the ability to select grant dates based on historical prices;

  •
  That MRV's prior self-initiated informal review of its share-based award practices, which the Company conducted internally in late 2006 and early 2007 did not determine the earlier erroneous reporting;

  •
  That the accounting treatment and disclosure of transactions relating to two of MRV's subsidiaries were incorrect, including the failure to recognize compensation expense relating to:

  •
  incentive compensation arrangements used for employees and co-founders of one of its Swiss subsidiaries, and

  •
  earn-out formulae and profit sharing arrangements with former owners of one of its Italian subsidiaries; and

  •
  That taxes were not withheld on bonus payments made to managers of certain European subsidiaries.

        After the Special Committee provided documentation compiled during its investigation to management in October 2008, management began a more thorough and detailed analysis of the option grant procedures and available grant documentation. Our review encompassed every grant made during the period between our first grant on February 23, 1994 and our last grant on May 1, 2008 (the "Review Period") in order to determine the appropriate measurement dates, and therefore, determine the adjustments necessary to correct for errors in accounting for stock options.

        As a result of the review of our stock option practices during the Review Period, we determined that the recorded grant dates for most of the grants made during the Review Period cannot be supported as the proper measurement dates. The stock option accounting errors corrected in the restatement were primarily caused by inadequate procedures and controls for stock option granting activity. We concluded that exercise prices were often determined with hindsight and the recorded grant date preceded the completion of the grant approval process. We did not find any indication of back dated option exercises.

        We also identified errors in accounting for some compensation arrangements that did not involve stock options. In some of these arrangements, we made payments to managers of our foreign subsidiaries that should have been recorded as compensation expense, but were originally treated as purchases of minority interests in the subsidiaries. In other cases, we did not record the expenses in the proper period. Additionally, we made payments to the managers of certain foreign subsidiaries outside of the subsidiaries' payroll system, and we failed to withhold payroll tax or pay social security taxes. We incurred additional expenses of $1.8 million in 2008 and will incur additional expenses of approximately $0.8 million in 2009 related to the tax exposure created by these payments.

        We found additional errors in our prior accounting for two acquisitions of subsidiaries in 1996 and 1997, and for the subsequent accounting for minority interests in those and other subsidiaries. We also found and corrected errors in our accumulated other comprehensive income ("AOCI") balances where amounts were improperly included as a component of AOCI instead of included in the results of operations. In addition, we made adjustments to correct errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to the consolidated financial statements at the time the original financial statements were filed.

        The Company is restating its previously issued financial statements to correct the errors identified. The corrections for each issue shown in the following table include the related tax effects, if applicable. These financial statements include the restatement of the balance sheet as of December 31, 2007 and the related statements of operations, stockholders' equity, and cash flows for each of the fiscal years ended December 31, 2006 and 2007. The Company is also restating the unaudited quarterly financial information and financial statements for interim periods of 2007 and the unaudited condensed financial statements for the three months ended March 31, 2008. Our fiscal years 1994 through 2007 and the quarter ended March 31, 2008 are referred to below as the "Restatement Period".

        For a description of the material weaknesses in our internal control over financial reporting identified by management as a result of the investigation and our related review, and management's plan to remediate any remaining material weaknesses, see Item 9A. "Controls and Procedures" of this Form 10-K. The Company has already implemented several measures in order to remediate these material weaknesses.

        The following table summarizes the effect of the restatement on the accumulated deficit as of December 31, 2005 and the impact on net income for the years ended December 31, 2006 and 2007 (in thousands):

Years Ended December 31:	2007	2006	Cumulative amount at December 31, 2005
Share-based compensation expense (including payroll tax adjustment)	$(579)	$(748)	(73,095)
Compensation arrangements with Turnkey	(274)	(287)	(1,373)
Compensation arrangements with EDSLan	(628)	(777)	(626)
Compensation arrangements with Interdata	—	—	(1,710)
Non payroll bonuses to foreign subsidiaries	54	48	(694)
Purchase accounting for EDSLan	—	—	(3,896)
Purchase accounting for Tecnonet	—	—	2,232
Minority interest	261	(131)	3,786
Accumulated other comprehensive income and other adjustments	700	27	7,827

Total	$(466)	$(1,868)	$(67,549)

  Investigation and Restatement Related to Share-Based Compensation

        In order to facilitate the review of all stock options granted during the Review Period, the grants were grouped into the following three time-phased categories:

Category	Number of grant dates	Number of individual grants	Number of underlying shares
Pre-1998 Grants	26	238	6,849,685
1998 up to Post-SOX Grants (March 30, 2004)	108	4,485	24,122,291
Post SOX Grants (March 31, 2004 and after)	35	2,719	13,393,887

Total	169	7,442	44,365,863

        Over the Review Period, we awarded options to employees, officers, directors, and to non-employees that provided services to the Company. We granted most options through periodic grants to large groups of employees. Our officers and directors generally received annual grants. Other option grants were made to our employees and officers in connection with their hire and promotion.

        Our process for awarding and documenting option grants changed several times. The most substantial changes occurred in March 2004 when we adopted new procedures in compliance with the

Sarbanes-Oxley Act ("SOX"). The investigation found that the new procedures we implemented for SOX compliance, including the use of predetermined grant dates, eliminated the ability to select grant dates based on historical prices although certain limited measurement date exceptions still occurred.

        Prior to March 31, 2004, our stock option granting process was informal and poorly documented. Management's review of the available documentation indicated that option grants in the pre-SOX period were determined through two informal, separate and contemporaneous processes. In one process, we determined the list of recipients and the number of options each would receive. In the other process, we chose a grant date for the stock options by reviewing the closing stock prices of the preceding quarter and selecting a date on which the stock price was at or near the quarterly low. We generally completed both processes as part of the quarterly reporting cycle.

        Our review also indicated that the Board of Directors took an active role in the approval of stock option grants from the initial grants in 1994 through the middle of 1995. From the middle of 1995 until the new processes were implemented for SOX compliance, neither the Board nor any of its committees were directly involved in approving grants to specific employees. During this period, the Board pre-authorized an annual allotment of stock options and left the allocation to specific recipients to the corporate executive team in consultation with the heads of each division. The annual allotment practice was initially informal, but beginning in 2001 the allotments were formally approved by the Board.

        Under APB 25, the measurement date for a stock option grant is the first date when both the number of options that an individual employee is entitled to receive and the exercise price is known with finality. Accordingly, the grant date we used to account for these options was not the measurement date under APB 25 and additional compensation expense equal to the intrinsic value (the excess of the fair value of the underlying stock over the exercise price of the option) on the measurement date should have been recognized over the vesting period. In our originally reported financial statements, no compensation expense was recorded under APB 25 when the strike price was equal to the stock price on the date of grant because the grant date was used as the measurement date. In other cases, we granted stock options with a strike price that was less than the stock price on the original grant date, and we recognized $128.5 million in deferred stock expense over the period from 2000 to 2004. In order to determine the adjustments needed for the restated financial statements, we gathered and reviewed all available information on a grant-by-grant basis that might indicate the appropriate measurement date. We did not find relevant documentation for many grants due to several factors including a) we did not maintain careful stock option records at the time, b) we did not initially retain certain information which we now consider relevant, c) our system for tracking stock option grants prior to August 2002 was not centralized or sophisticated, and d) some of the grants occurred many years ago. As a result, we had to consider a variety of factors in determining the appropriate measurement date in order to correct the accounting for each option grant in the restatement.

        In addition, for the period prior to late 2000, our stock option administration was decentralized. We had multiple stock option plans and our administration was done by multiple people at different locations, generally using spreadsheets to track the grants. A portion of the administration was handled by an outside accounting firm. The records of this outside accounting firm had not been retained at the time the investigation began. The quality of available information is significantly greater for the periods after late 2000, when the process was brought in-house. In August 2002, the Company implemented an electronic option tracking and administrative software program to replace the manual spreadsheet process and centralize all of the stock option administration.

        The post-SOX period began on March 31, 2004. Generally, with limited exceptions, the procedures implemented for SOX compliance were effective to halt the practice of selecting grant dates with hindsight. However other measurement date errors did occur, generally related to the finalization of the number of options awarded to particular recipients after the stated grant date. We continued to make improvements to the granting process and control procedures during this period, and took steps to improve the quality of documentation to support stock option grants. One of the most significant policy changes occurred in April 2004 when we began granting stock options only on certain predetermined dates during the year. Beginning in 2004, the Board ratified grant awards after issuance until the policy was modified in November 2006 to require the Board's approval of all grants prior to issuance.

  Types of Adjustments

        As a result of the stock option adjustments, we have recorded, as appropriate, additional pre-tax share-based compensation, net of forfeitures, of $74.1 million for the years 1994 through 2007 under APB 25 and related interpretations and under SFAS No. 123R. In addition to adjustments for revised measurement dates, the Company also recorded additional adjustments to correct errors in accounting for certain modifications, acquisition grants, and grants made to non-employees, which are discussed further below. The adjustment to the cumulative compensation expense through December 31, 2007, by type of adjustment, is shown in the following table (in thousands):

Revised measurement dates, excluding acquisition and non-employee grants	$36,535
Repricings and other modifications	25,721
Acquisition grants	10,344
Non-employee grants	1,545

Total adjustment	$74,145

        This adjustment increased the cumulative restated share-based compensation expense through December 31, 2007 to a total of $210.0 million.

  Revised Measurement Dates

        APB 25 defines the measurement date as the first date on which both the number of options that an individual employee is entitled to receive and the exercise price are known. We adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, compensation expense is recognized for the fair value of the share-based compensation on the grant date. Under SFAS No. 123R, the grant date is the date on which the employee and employer reach a mutual understanding of the key terms and conditions of the award and all required approvals have been obtained.

        We reviewed available documentation concerning grants and determined that signed Board minutes or written consents that specifically referenced the approval of grants (including the recipient, the number of underlying shares and the exercise price) in exhibits when the date of the action could be objectively verified (for example, through email or fax header dates) ("Approval Documentation") represented the best evidence of the finality of grant approval. Where Approval Documentation was available, we relied on it to confirm the grant date originally recorded by the Company or to determine the appropriate measurement date for the grant. We were able to rely on Approval Documentation to determine the measurement date for several grants in the pre-1998 time period, and a majority of grants made from April 1, 2004 to the most recent grant date of May 1, 2008; however, Approval Documentation was not available during the intervening period because the Company's stock option granting practice during this period did not include preparing Board minutes or written consents with a list of grants by recipient on or before the grant date.

        Where Approval Documentation was not available, we used other evidence of measurement dates including internal memoranda in electronic form documenting options grants, emails, faxes, handwritten notes and other documentation relevant to determining a measurement date or indicating previously approved grants ("Grant Documentation"). In some cases this Grant Documentation did not indicate a measurement date with certainty and we applied judgment to determine the appropriate measurement date using the Grant Documentation available.

        In the absence of Approval Documentation or other Grant Documentation indicating a specific measurement date, we determined the first date at which the number of shares and exercise price must have been known with finality (the "Outside Date"). Sometimes documentation was available that, although not instructive to a specific Measurement Date, indicated an Outside Date. For example, the date a Form 5 was filed for an officer or director after year end would be an Outside Date for the grants listed on that Form 5, or a list known to have been created by a particular date, such as a list with a fax header or a spreadsheet attached to an email would provide an Outside Date for the grants on that list. For grants after we began using the option tracking and administrative software program, we were able to use the record added date recorded by the software (the "Record Add Date") as an Outside Date. Finally, we used the quarterly earnings release date (the "Release Date") as an Outside Date for the options granted during that quarter. We decided that the use of the Release Date was appropriate because information collected during the Investigation indicated that the processes of finalizing a list of grant recipients and setting the exercise price were part of the quarterly financial reporting process which was substantially complete by the Release Date. When Grant Documentation indicating the precise measurement date was not available, we used the earliest Outside Date determined for that grant. The table below shows the percentage of options in each time period that were established by each method:

	Outside Dates:				Grant or Approval Documentation:
Time period:	Record Add Dates	Release Date	Other Documents	Total Outside Dates	Revised Measurement Date	Original Grant Date	Total
Pre-1998 period	0%	69%	1%	70%	2%	28%	100%
1998 to Post-SOX period	7%	19%	8%	34%	30%	36%	100%
Post-SOX period	3%	0%	4%	7%	0%	93%	100%
All time periods	5%	21%	5%	31%	32%	37%	100%

        The following table summarizes measurement date adjustments and cumulative pre-tax share-based compensation recognized by the Company, as adjusted, as a result of the measurement date determination process for the period 1994 to 2007.

Basis for measurement date	Grants	Options	Percent	Cumulative restated share-based compensation expense (in 000's)
Outside date estimated by:
Record Add Dates	596	2,192,711	5%	$2,299
Release Dates	715	9,353,834	21%	44,906
Other documentation	959	2,335,428	5%	35,270

Subtotal of Outside Dates	2,270	13,881,973	31%	82,475
Revised measurement date established by Grant or Approval Documentation	2,142	14,319,129	32%	98,783

Subtotal of adjusted measurement dates	4,412	28,201,102	63%	181,258
Original grant date supported by Grant or Approval Documentation	3,030	16,164,761	37%	28,701

Total population	7,442	44,365,863	100%	$209,959

  Grant Modifications Not Previously Recorded

        Many modifications to grants that we had made had not been historically accounted for correctly. We identified instances where modifications to grants effectively renewed or extended the life of the grants, or accelerated the vesting of options in connection with an employee's termination of employment. We recorded $4.0 million in additional compensation expense related to these types of modifications. Certain grants were modified to alter the grant date exercise price through a direct repricing of the grant or a cancellation of the grant and issuance of a replacement grant at a lower exercise price. The proper accounting for repriced options requires that the grants be remeasured at each reporting date from the date of the repricing until they are exercised, forfeited or expired. We did not properly record these repriced grants. Accordingly, we have recorded an additional $21.7 million in compensation expense, net of forfeitures, for these repricings in the restated financial statements. Together, the adjustments necessary to correct the previously issued financial statements for repricings and other modifications totaled $25.7 million.

  Acquisition Grants

        In connection with several of our acquisitions made during 2000 and 2001, we issued 3,768,000 stock options to employees of the newly acquired companies. The purchase agreements for these acquisitions specified that the number of options that would be granted to the employees would be the number of options needed to provide the employees with a specified amount of deferred compensation based on the average stock price for a period at or near the execution of the definitive agreement (or in some cases the closing date) and a specified exercise price. We incorrectly used the deferred compensation specified in the purchase agreements rather than the amount calculated using the actual number of stock options issued and the closing stock price on the measurement date. In many cases, we did not finalize the list of grant recipients until several months after the closing of the acquisition. In addition, we incorrectly accounted for stock options issued in connection with two acquisitions as exchanges of awards held by employees of the acquired entities, and included the fair value of such options as part of the purchase price in both instances. As a result, an aggregate $20.5 million of compensation expense was incorrectly recorded as goodwill at the acquisition dates. This goodwill was subsequently impaired. We have corrected these errors by recording adjustments to increase compensation expense for two acquisitions by a total of $25.4 million, and to decrease compensation expense for four acquisitions by a total of $15.1 million, for a net increase of $10.3 million in the restated financial statements.

  Grants to Non-Employees

        We made stock option grants to outside consultants under contractual arrangements with us. At the time of grant, these individuals did not meet the IRS Revenue Ruling 87-41 definition of an employee. These grants have been restated to be accounted for as non-employee grants under the relevant accounting literature at the time. We should have expensed the fair value of grants to non-employees in the period in which the non-employee provided the related goods or services. In the restated financial statements, we recorded compensation expense of $1.5 million, net of forfeitures.

  Share-Based Compensation Related Tax Adjustments

        Based on measurement date changes resulting from our options review, certain grants of stock options made during the Review Period were priced below fair market value on the revised measurement date, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options ("ISOs"), requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options. We did not withhold federal income taxes, state income taxes, FICA or Medicare on the options that were issued as ISOs that should have been treated as nonqualified stock options. To reflect correctly these exercises in the restated financial statements, we accrued payroll tax, penalty, and interest expenses related to nonqualified stock options originally classified as ISOs in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction of expense. The statute of limitations has expired with respect to all exercises prior to December 31, 2005, which represents the vast majority of the exercises of nonqualified stock options originally classified as ISOs. The Company has maintained a full valuation allowance against its U.S. net operating loss carry forwards ("NOLs"), and accordingly, there was no impact on the Company's provision for income taxes on share-based compensation expenses.

  Use of Judgment

        Measurement Date Determination    We have determined revised measurement dates for stock option grants based on the totality of the information available to us. Each revised measurement date reflects the date for which there is objective evidence that the required granting actions necessary to approve the grants were completed. For grants where there was not sufficient documentation to support the determination of the precise date when the number of shares and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such options. In determining the revised measurement dates we placed different levels of reliance on the various types of documents. "Outside Dates" are dates by which the options must have been granted, but are generally not the actual date the granting actions were completed. Unlike the Outside Dates determined through reliable documentation, the Release Date does not provide direct evidence that the terms of the grants were known with finality at that date.

        In light of the significant judgments used in establishing these revised measurement dates and the fact that the quality and quantity of available documentation required judgment in determining the date at which finality was achieved for the majority of the grants, alternative approaches to those used by us could have resulted in different share-based compensation expense than recorded in the restatement. While we considered various alternative approaches, we believe, based on all relevant factors, that the approach we used was the most appropriate under the circumstances.

        Sensitivity Analyses Performed.    For those grants where Approval Documentation or other Grant Documentation existed, no judgment of material consequence was applied in selecting the measurement date. For the remaining grants we prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charges that we might have recorded for these grants had the actual measurement date been known and it occurred on the date when our stock price was the highest or lowest within the possible range of dates. While we believe the evidence and methodology we have used to determine the revised measurement dates to be the most appropriate, we also believe that illustrating the differences in share-based compensation expense using these alternative hypothetical date ranges provides incremental insight into the range within which share-based compensation expense could have fluctuated if we chose other measurement dates. We selected the highest and lowest closing price of our Common Stock for the period from the original stock option grant date until the Outside Date to determine the range of potential compensation expense. We then compared these aggregate amounts to the share-based compensation expense that we recorded in the restatement. While this methodology does not represent the charges that would have resulted had we chosen to apply an alternative methodology it does provide the hypothetical high and low range of possible compensation charges for these grants. We performed sensitivity analyses on the grants for which the measurement date was determined by reference to an Outside Date. This included Record Add Dates, Release Dates, and other Outside Dates.

        Grants where the revised measurement dates were determined by Outside Dates accounted for $82.5 million of the $210.0 million of cumulative share-based compensation expense recognized in the restated financial statements for the period from 1994 to 2007. The total expense recorded in the restated financial statements for these grants included $12.0 million of expense for repricings, modifications, non-employee grants, and fair value expense under SFAS No. 123R, which is not shown in the tables below. The amounts below indicate the amount of intrinsic value of the options under the APB 25 method attributed over the vesting period, and only that portion of the expense which is dependent on the fair value of our stock price on the measurement date. The intrinsic value of the grants with Outside Dates as the measurement dates was $70.5 million.

Record Add Dates (in millions of dollars)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	TOTAL
High Date	—	—	—	—	—	—	—	—	0.3	0.7	0.3	0.1	—	1.4
Measurement Date	—	—	—	—	—	—	—	—	0.3	0.5	0.2	0.1	—	1.1
Low Date	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Release Dates (in millions of dollars)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	TOTAL
High Date	0.9	5.8	4.9	3.5	3.7	15.9	10.8	—	1.3	0.6	(0.1)	—	—	47.3
Measurement Date	0.6	4.3	3.1	2.6	2.7	13.2	7.1	0.1	0.6	0.4	(0.1)	—	—	34.6
Low Date	0.1	0.3	0.3	0.9	0.9	0.9	0.6	0.1	0.1	—	—	—	—	4.2

Other Outside Dates (in millions of dollars)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	TOTAL
High Date	—	—	—	—	—	26.4	18.2	4.2	2.1	0.1	0.1	—	—	51.1
Measurement Date	—	—	—	—	—	18.1	12.4	2.9	1.4	—	—	—	—	34.8
Low Date	—	—	—	—	—	15.7	10.8	2.6	1.3	—	—	—	—	30.4

Aggregate of Outside Dates (in millions of dollars)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	TOTAL
High Date	0.9	5.8	4.9	3.5	3.7	42.3	29.0	4.2	3.7	1.4	0.3	0.1	—	99.8
Measurement Date	0.6	4.3	3.1	2.6	2.7	31.3	19.5	3.0	2.3	0.9	0.1	0.1	—	70.5
Low Date	0.1	0.3	0.3	0.9	0.9	16.6	11.4	2.7	1.4	—	—	—	—	34.6

  Adjustment Due to the Adoption SFAS No. 123R

        The adoption of SFAS No. 123R, as previously reported, did not include a cumulative effect of a change in accounting principle in 2006, the period of adoption. As a consequence of the restatement adjustments, we recorded as a decrease to net loss, a cumulative effect adjustment of $0.2 million, net of tax, as of December 31, 2005. This adjustment reflects the difference between using actual forfeitures under APB 25 and estimated forfeitures under APB 25 for unvested stock options outstanding on the adoption date.

        Additionally, upon the adoption of SFAS No. 123R, the unamortized balance of $0.3 million of deferred share-based compensation, as restated, within stockholder's equity was reclassified to additional paid in capital.

  Changes to Valuation Assumptions Under SFAS No. 123R

        As of January 1, 2006 we adopted SFAS No. 123R which requires that we record as stock compensation expense the fair value of stock options awarded to employees. We also reviewed the assumptions previously used to calculate stock compensation expense under SFAS No. 123R and concluded that the assumptions used for expected life of its awards and the assumption used for the volatility of our equity securities were not appropriate given information available at the time. See Note 14 to the Consolidated Financial Statements in Item 8. of this Form 10K for the assumptions used to calculate stock compensation expense for the years ended December 31, 2006 and 2007.

  Other Compensation Arrangements

        In 1997, we acquired 100% of Interdata, our subsidiary in France. Following the acquisition, we created a holding company between MRV and Interdata and issued shares representing 30% of the holding company to the managers of Interdata under the terms of a Shareholders' Agreement. The managers had the right to put the shares back to us at a price determined by a formula based on the revenue growth from 1997. These shares were put back to MRV in 2002 and 2003 and we paid approximately $1.7 million in accordance with the formula set forth in the Shareholders' Agreement. We originally treated these payments as purchases of a minority interest in Interdata, and no compensation expense was recognized. This arrangement should have been treated as a stock based compensation arrangement under APB 25, and the $1.7 million payment should have been recorded as an expense in the period from 1997 to 2003. We corrected this with an adjustment to our December 31, 2003 balance sheet to increase accumulated deficit and decrease goodwill by this amount.

        In 1998, we founded a Swiss subsidiary, Turnkey Communications AG ("TurnKey"), and entered into agreements with its key managers whereby the managers were granted rights to receive shares of TurnKey common stock, and upon exercise of such rights, we were required to repurchase these shares from the managers and the managers were required to sell them to us. The agreements provided a formula to calculate the repurchase price for the shares based on the revenue of TurnKey during the four quarters preceding the exercise. Since the net result of these transactions was a cash payment to the managers rather than a change in ownership, we have now determined that the substance of these agreements was a compensation arrangement for the managers and not an equity transaction. We did not account for these agreements until exercises were made by the option holders. In July 2002, the managers exercised options representing approximately 60% of the total and the required payment to repurchase such shares was $1.8 million. We paid $240,000 in cash and settled the remaining balance by issuing 1,133,548 shares of MRV Common Stock to the managers. When this settlement occurred in 2002, we incorrectly recorded this transaction as a purchase of a minority interest and recorded goodwill of $1.5 million and AOCI of $253,000. In September 2007, the managers exercised their options to purchase another 32% of the total and pursuant to the option agreements our required payment to repurchase these shares was $553,000. We paid $194,000 of this amount in 2008 and the remaining $359,000 was recorded as a liability at December 31, 2008. Under these arrangements, we should have recorded a liability equal to the required payment if the rights had been exercised as of the balance sheet date until settled, and recorded compensation expense for the changes in the liability between balance sheet dates.

        We had an annual profit-sharing arrangement beginning in 2001 with the managing directors of EDSLan S.r.l. ("EDSLan"), a subsidiary located in Italy, which provided for a cash bonus payment based on the adjusted net income of EDSLan during the year. In our restated financial statements we have made adjustments to correct several errors in our accounting for the profit-sharing arrangement. In some years, we did not accrue the expense in the year it was earned, and instead recognized the expense in the year that we made the payments. In several years, we calculated the bonus amount incorrectly. In 2004 we did not accrue the bonus, and in 2005 we settled the liability through the issuance of 100,000 shares of stock that were restricted for one year. We recognized expense for the fair value of the stock at the time it was issued. However, we had guaranteed that the value of the shares would be sufficient to cover the liability by the end of the restriction period, and we did not account for this element of the arrangement properly. In 2005 and 2006, we did not accrue the bonus amounts and we have made correcting adjustments in the restated financial statements to reflect the expense and liability related to these bonuses. In each of 2006 and 2007, we granted the managing directors 330,000 stock options under an agreement that the stock options would settle the liability for 2005 and 2006, respectively, to the extent the options resulted in realized gains to the recipients. At December 31, 2007, the options were still outstanding, the exercise price exceeded the fair value of the stock, and the bonus liability remained outstanding. We expensed the fair value of the stock options over the one-year vesting period.

        During the period from 2002 through 2007, we made cash bonus payments in U.S. dollars directly to several employees of three foreign subsidiaries. The bonus payments totaled $2.7 million and were generally recognized in the proper period. However, these bonus amounts should have been recorded in local currency and paid by the foreign subsidiaries through their payroll system. In addition, we have restated certain segment data in 2006 and 2007 for these adjustments because the bonus amounts were incorrectly included in the corporate unallocated operating expenses rather than being included in the applicable segments' results. We failed to withhold payroll taxes or pay social security taxes on these amounts. We have worked with the impacted employees and foreign subsidiaries to correct the foreign tax deficiencies and have recorded additional expenses to reflect our tax liability in the years the payments were made. In addition, we agreed to make additional payments in 2008 and 2009 to allow our employees to make the necessary tax payments due for these bonuses. We recorded expenses related to these payments of $1.8 million and $0.8 million in 2008 and 2009, respectively, according to when we made the decision to make the additional payments.

  Acquisition Related and Other Accounting Adjustments

        At December 31, 2003, the AOCI balance included unrealized losses amounting to $3.4 million that should have been recognized in operations in 2002 as a result of the sale of certain Asian subsidiaries. These amounts related to the cumulative losses on translation of the subsidiary's foreign currency financial statements, and should have been realized in the statement of operations upon disposition of the subsidiaries. In addition, we noted that prior to 2006, goodwill in our foreign subsidiaries was not pushed down to the subsidiary, and the balances were not translated along with the other assets and liabilities using the current rate method. Goodwill as of December 31, 2003 should have been $7.7 million higher than previously reported as a result of converting goodwill to U.S. dollars at the then current translation rate, with an offsetting credit to AOCI. During our review, we also noted that in some cases, entries to AOCI were posted to eliminate unreconciled intercompany accounts or investments in subsidiaries that were not in proper balance with the underlying equity of the subsidiary. We have recorded an adjustment of $8.9 million in accumulated losses which had previously been reflected in the balance of AOCI as of December 31, 2003 due to these unreconciled intercompany balances. We recorded corrections of these errors, including adjustments to properly translate goodwill and other assets related to foreign subsidiaries, the true-up of certain receivables, inventory and tax reserves, correction to inventory costs, and miscellaneous other adjustments.

        We also identified certain errors that were not previously recorded because we did not consider the underlying errors, in each case and in the aggregate, to be material to the consolidated financial statements. We recorded corrections of these errors, including adjustments to properly translate goodwill and other assets related to foreign subsidiaries, the true-up of certain receivables, inventory and tax reserves, correction to inventory costs, and miscellaneous other adjustments. In addition, we adjusted accumulated deficit by $20.5 million to reverse the impairment of goodwill that was recorded in error related to deferred stock compensation as discussed above under the heading "Acquisition Grants."

  Regulatory Proceedings

        On June 5, 2008, we notified the SEC that we were conducting a voluntary stock option and accounting review and informed the SEC as to our expectations regarding the restatement of our financial statements. We were notified by the SEC that it was conducting an inquiry into the matter. On August 26, 2009, we were formally notified by the SEC's Los Angeles Regional Office that its investigation had been completed and that it was not intending to recommend any enforcement action.

  Legal Proceedings

        Between June 10, 2008 and August 15, 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against MRV and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in our press release of June 5, 2008, which was included as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2008. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require us to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. The plaintiffs in the consolidated lawsuits and the defendants have stipulated to a postponement of further action after the issuance by MRV of the restated financial statements, and have further agreed to mediation of the litigations.

  Late SEC Filings and Nasdaq Delisting Proceedings

        We failed to timely file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2008, September 30, 2008, March 31, 2009, and June 30, 2009, and our Form 10-K for the year ended December 31, 2008, as a result of the stock option investigation and restatement. We announced in August and November 2008 and January, March, and May 2009 that we had received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq's listing requirements as a result of failing to file our Forms 10-Q and Form 10-K with the SEC and did not solicit proxies and hold an annual meeting for the year ended December 31, 2007 and, therefore, were subject to potential delisting from the Nasdaq Global Market. We met with and submitted appropriate information to the Nasdaq Listing Qualifications Panel and the Nasdaq Listing and Hearing Review Council throughout 2008 and 2009 in order to maintain continued listing. However, on June 17, 2009, we were suspended from trading on the Nasdaq Global Market and were officially delisted on August 30, 2009.

  Cost of Investigation and Restatement Activities

        We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigations, our internal review and the preparation of the restated filings and related financial statements. These expenses were approximately $8.6 million in aggregate as of December 31, 2008. We have incurred additional expenses of approximately $3.8 million through September 30, 2009.

        Please refer to Note 3 to the accompanying Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on the Special Committee's investigation and the restatement. Please also refer to "Controls and Procedures" included in Item 9A of this Form 10-K for additional information on remedial measures that we have adopted.

Overview

        MRV Communications is a supplier of communications equipment and services to carriers, governments and enterprise customers, worldwide. We are also a supplier of optical components, primarily through our wholly-owned subsidiary Source Photonics. We conduct our business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. Our Optical Components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

        In June 2007, we completed our acquisition of Fiberxon, a PRC-based supplier of transceivers for applications in metropolitan networks, access networks and PONs for consideration aggregating approximately $130.9 million, excluding $4.0 million in acquisition costs. The results of operations of Fiberxon have been included in our Consolidated Financial Statements beginning July 1, 2007. Its operations have been integrated into Source Photonics, our subsidiary accounting for nearly all of the results of the Optical Components group.

        We evaluate segment performance based on the revenues and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (loss).

        Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the years ended December 31, 2008, 2007 and 2006, foreign revenues constituted 68%, 68% and 67%, respectively, of our total revenues. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

        Restatement of Consolidated Financial Statements.    To calculate our stock based compensation expense, we made numerous assumptions and conclusions regarding the evidence developed during the investigation. In many cases, we considered alternative conclusions but ultimately decided the alternative treatments were not the best judgments based on full consideration of the documents and interviews reviewed in the investigation. Some of these alternatives would have led to higher expense amounts and some would have led to lower expense amounts. The most significant judgmental decisions were related to the use of Outside Dates as discussed above under the heading "Use of Judgment."

        Revenue Recognition.    MRV's major revenue-generating products consist of fiber optic components, switches and routers, console management; and physical layer products. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by us to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue using the "sell in" method (i.e., when product is sold to the distributor) rather than the "sell through" method (i.e., when the product is sold by the distributor to the end user). In limited circumstances, certain distributors have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns and potential price adjustments on an ongoing basis.

        Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. In Accordance with Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangements with Multiple Deliverables, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, we apply the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

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

        Share-Based Compensation.    As discussed in Note 14, "Share-Based Compensation" to the Consolidated Financial Statements in Item 8 of this Form 10-K, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 14 for a further discussion on share-based compensation and assumptions used.

Currency Rate Fluctuations

        Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, Swedish krona, and the Taiwan dollar. For the year ended December 31, 2008, approximately 50% of revenues and 44% of operating expenses, excluding $100.3 million in goodwill impairment charges, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. In general, these currencies were stronger against the U.S. dollar for the year ended December 31, 2008 compared to the year ended December 31, 2007, so revenues and expenses in these countries translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

Management Discussion Snapshot

        The following table set forth, for the periods indicated, certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

	2008		2007 (Restated)		2006 (Restated)
Years ended December 31:	$	%	$	%	$	%
Revenue (1)	$538,022	100%	$448,237	100%	$356,489	100%

Network Equipment group	125,556	23	105,357	24	96,002	27
Network Integration group	225,741	42	213,976	48	181,502	51
Optical Components group	201,588	37	144,860	32	93,381	26
All others	241	NM	114	NM	—	—
Gross profit (2)	150,001	28	127,487	28	112,104	31

Network Equipment group	67,071	53	51,712	49	49,925	52
Network Integration group	53,234	24	48,276	23	44,759	25
Optical Components group	29,437	15	28,133	19	17,748	19
All others	143	59	68	60	—	NM
Operating costs and expenses (2)	270,449	50	137,987	31	116,963	33

Network Equipment group	68,492	55	59,988	57	55,048	57
Network Integration group	44,329	20	38,811	18	35,131	19
Optical Components group (3)	139,899	69	29,681	20	18,652	20
All others	1,920	797	1,597	1,401	1,558	NM
Operating income (loss) (2)	(120,448)	(22)	(10,500)	(2)	(4,859)	(1)

Network Equipment group	(1,421)	(1)	(8,276)	(8)	(5,123)	(5)
Network Integration group	8,905	4	9,465	4	9,628	5
Optical Components group (3)	(110,462)	(55)	(1,548)	(1)	(904)	(1)
All others	(1,777)	(737)	(1,529)	(1,341)	(1,558)	NM

        The following tables reconcile the restated numbers in the tables above to the previously reported amounts (dollars in thousands):

	As previously reported		Adjustments	Restated
Year ended December 31, 2007	$	%	$	$	%
Revenue (1)	$448,237	100%	$—	$448,237	100%

Network Equipment group	105,357	24	—	105,357	24
Network Integration group	213,976	48	—	213,976	48
Optical Components group	144,860	32	—	144,860	32
All others	114	NM	—	114	NM
Gross profit (2)	127,973	29	(486)	127,487	28

Network Equipment group	52,133	49	(421)	51,712	49
Network Integration group	48,550	23	(274)	48,276	23
Optical Components group	27,919	19	214	28,133	19
All others	69	61	(1)	68	60
Operating costs and expenses (2)	136,860	31	1,127	137,987	31

Network Equipment group	60,036	57	(48)	59,988	57
Network Integration group	38,118	18	693	38,811	18
Optical Components group	29,333	20	348	29,681	20
All others	1,595	1,399	2	1,597	1,401
Operating income (loss) (2)	(8,887)	(2)	(1,613)	(10,500)	(2)

Network Equipment group	(7,903)	(8)	(373)	(8,276)	(8)
Network Integration group	10,432	5	(967)	9,465	4
Optical Components group	(1,414)	(1)	(134)	(1,548)	(1)
All others	(1,526)	(1,339)	(3)	(1,529)	(1,341)

	As previously reported		Adjustments	Restated
Years ended December 31, 2006	$	%	$	$	%
Revenue (1)	$356,489	100%	$—	$356,489	100%

Network Equipment group	96,002	27	—	96,002	27
Network Integration group	181,502	51	—	181,502	51
Optical Components group	93,381	26	—	93,381	26
All others	—	—	—	—	—
Gross profit (2)	112,282	31	(178)	112,104	31

Network Equipment group	49,930	52	(5)	49,925	52
Network Integration group	44,875	25	(116)	44,759	25
Optical Components group	17,797	19	(49)	17,748	19
All others	—	—	—	—	NM
Operating costs and expenses (2)	115,778	32	1,185	116,963	33

Network Equipment group	54,844	57	204	55,048	57
Network Integration group	33,678	19	1,453	35,131	19
Optical Components group	18,502	20	150	18,652	20
All others	1,558	NM	—	1,558	NM
Operating income (loss) (2)	(3,496)	(1)	(1,363)	(4,859)	(1)

Network Equipment group	(4,914)	(5)	(209)	(5,123)	(5)
Network Integration group	11,197	6	(1,569)	9,628	5
Optical Components group	(705)	(1)	(199)	(904)	(1)
All others	(1,558)	NM	—	(1,558)	NM

	As previously reported		Adjustments	Restated
Three months ended March 31, 2008	$	%	$	$	%
Revenue (1)	$125,586	100%	$—	$125,586	100%

Network Equipment group	30,649	24	—	30,649	24
Network Integration group	49,087	39	—	49,087	39
Optical Components group	49,999	40	—	49,999	40
All others	31	—	—	31	—
Gross profit (2)	37,134	30	(1,413)	35,721	28

Network Equipment group	14,991	49	244	15,235	50
Network Integration group	11,533	23	45	11,578	24
Optical Components group	10,181	20	(1,701)	8,480	17
All others	16	NM	—	16	52
Operating costs and expenses (2)	39,967	32	(19)	39,948	32

Network Equipment group	15,432	50	(6)	15,426	50
Network Integration group	11,640	24	(68)	11,572	24
Optical Components group	10,480	21	58	10,538	21
All others	474	NM	—	474	1,529
Operating income (loss) (2)	(2,833)	(2)	(1,394)	(4,227)	(3)

Network Equipment group	(441)	(1)	250	(191)	(1)
Network Integration group	(107)	NM	113	6	NM
Optical Components group	(299)	(1)	(1,759)	(2,058)	(4)
All others	(458)	NM	—	(458)	(1,477)

	As previously reported		Adjustments	Restated
Three months ended March 31, 2007	$	%	$	$	%
Revenue (1)	$89,679	100%	$—	$89,679	100%

Network Equipment group	23,569	26	—	23,569	26
Network Integration group	46,951	52	—	46,951	52
Optical Components group	22,918	26	—	22,918	26
All others	—	—	—	—	—
Gross profit (2)	28,316	32	(388)	27,928	31

Network Equipment group	11,310	48	(6)	11,304	48
Network Integration group	11,369	24	(31)	11,338	24
Optical Components group	5,564	24	(349)	5,215	23
All others	—	—	—	—	—
Operating costs and expenses (2)	30,045	34	321	30,366	34

Network Equipment group	14,585	62	74	14,659	62
Network Integration group	8,864	19	258	9,122	19
Optical Components group	4,226	18	45	4,271	19
All others	376	NM	—	376	NM
Operating income (loss) (2)	(1,729)	(2)	(709)	(2,438)	(3)

Network Equipment group	(3,274)	(14)	(82)	(3,356)	(14)
Network Integration group	2,504	5	(289)	2,215	5
Optical Components group	1,338	6	(393)	945	4
All others	(376)	NM	—	(376)	NM

	As previously reported		Adjustments	Restated
Three months ended June 30, 2007	$	%	$	$	%
Revenue (1)	$101,962	100%	$—	$101,962	100%

Networking group (4)	76,336	75	(76,336) (4)	—	—
Network Equipment group (4)	—	—	26,360 (4)	26,360	26
Network Integration group (4)	—	—	52,850 (4)	52,850	52
Optical Components group	26,505	26	—	26,505	26
All others (4)	—	—	—	—	—
Gross profit (2)	29,899	29	641	30,540	30

Networking group (4)	24,758	32	(24,758)	—	—
Network Equipment group (4)	—	—	12,712	12,712	48
Network Integration group (4)	—	—	12,161	12,161	23
Optical Components group	5,133	19	725	5,858	22
All others (4)	—	—	—	—	—
Operating costs and expenses (2)	30,881	30	(166)	30,715	30

Networking group (4)	25,813	34	(25,813)	—	—
Network Equipment group (4)	—	—	15,201	15,201	58
Network Integration group (4)	—	—	8,717	8,717	16
Optical Components group	4,726	18	29	4,755	18
All others (4)	342	NM	—	342	NM
Operating income (loss) (2)	(982)	(1)	807	(175)	—

Networking group (4)	(1,055)	(1)	1,055	—	—
Network Equipment group (4)	—	—	(2,489)	(2,489)	(9)
Network Integration group (4)	—	—	3,444	3,444	7
Optical Components group	407	2	696	1,103	4
All others (4)	(342)	NM	—	(342)	NM

	As previously reported		Adjustments		Restated
Three months ended September 30, 2007	$	%	$		$	%
Revenue(1)	$115,700	100%	$—		$115,700	100%

Networking group(4)	72,449	63	(72,449	)(4)	—	—
Network Equipment group(4)	—	—	24,255	(4)	24,255	21
Network Integration group(4)	—	—	51,114	(4)	51,114	44
Optical Components group	44,300	38	—		44,300	38
All others(4)	—	—	51	(4)	51	—
Gross profit(2)	30,355	26	954		31,309	27

Networking group(4)	21,899	30	(21,899)	(4)	—	—
Network Equipment group(4)	—	—	11,532	(4)	11,532	48
Network Integration group(4)	—	—	12,950	(4)	12,950	25
Optical Components group	8,470	19	(221)		8,249	19
All others(4)	—	—	31		31	61
Operating costs and expenses(2)	35,879	31	1,362		37,241	32

Networking group(4)	25,357	35	(25,357)	(4)	—	—
Network Equipment group(4)	—	—	14,559	(4)	14,559	60
Network Integration group(4)	—	—	10,002	(4)	10,002	20
Optical Components group	10,111	23	109		10,220	23
All others(4)	411	NM	(1)		410	NM
Operating income (loss)(2)	(5,524)	(5)	(408)		(5,932)	(5)

Networking group(4)	(3,458)	(5)	3,458	(4)	—	—
Network Equipment group(4)	—	—	(3,027	)(4)	(3,027)	(12)
Network Integration group(4)	—	—	2,948	(4)	2,948	6
Optical Components group	(1,641)	(4)	(330)		(1,971)	(4)
All others(4)	(379)	NM	—		(379)	NM

NM — not meaningful

(1)
Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the Network Equipment group and sales of network equipment to the Network Integration group.

(2)
Statements of Operations data express percentages as a percentage of consolidated revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue.

(3)
Operating expenses in the Optical Components group includes the $93.9 million impairment related to goodwill arising from the July 2007 acquisition of Fiberxon.

(4)
Adjustments include the reclassification of amounts previously reported as the Networking group into the two reported segments, Network Equipment group and Network Integration group. The Development Stage enterprise group is now included in the All others category.

        The following management discussion and analysis refers to and analyzes the results of operations among our three reporting segments: the Network Equipment group, Network Integration group, and Optical Components group.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Revenue

        The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2008	2007	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$125,556	$105,357	$20,199	19%	17%
Network Integration group	225,741	213,976	11,765	5	(1)
Optical Components group	201,588	144,860	56,728	39	36
All others	241	114	127	111	111

	553,126	464,307	88,819	19	15
Adjustments (1)	(15,104)	(16,070)	966	(6)	(6)

Total	$538,022	$448,237	$89,785	20%	16%

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

        The following table summarizes, segment, revenues, excluding intersegment sales, by geographical region (dollars in thousands):

Years ended December 31:	2008	2007	$ Change	% Change
Network Equipment group:
Americas	$58,632	$51,610	$7,022	14%
Europe	44,793	34,036	10,757	32
Asia Pacific	11,244	7,914	3,330	42
Other regions	1,048	72	976	1,356

Total network equipment	115,717	93,632	22,085	24

Network Integration group:
Europe	225,741	213,828	11,913	6

Total network integration	225,741	213,828	11,913	6

Optical Components group:
Americas	115,756	90,912	24,844	27
Europe	17,148	10,661	6,487	61
Asia Pacific	63,642	39,174	24,468	62
Other regions	8	23	(15)	(65)

Total optical components	196,554	140,770	55,784	40

All others:	10	7	3	43

Total	$538,022	$448,237	$89,785	20%

        The following table below summarizes consolidated revenues by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$125,586	$89,679	$35,907	40%
June 30,	147,578	101,962	45,616	45
September 30,	130,626	115,700	14,926	13
December 31,	134,232	140,896	(6,664)	(5)

Total	$538,022	$448,237	$89,785	20%

        Revenues for 2008 increased $89.8 million, or 20%, due primarily to growth in Optical Components ($56.7 million, or 39%), Network Equipment ($20.2 million, or 19%) and Network Integration ($11.8 million, or 5%) segments, partially offset by an increase in intersegment revenues of $1.0 million. All three reporting segments experienced growth in the first three quarters and declines in the fourth quarter, compared to the same quarters of the prior year. Of the $89.8 million in year-over-year revenue growth, $35.9 million and $45.6 million came in the first and second quarters, respectively. The Optical Components group contributed $27.1 million and $29.7 million of that growth, respectively. Revenues in the Optical Components group were favorably impacted in 2008 by the acquisition of Fiberxon which was only included for the latter half of 2007. Revenue in the Network Equipment Group increased by $20.2 million or 19% due primarily to increased demand for Metro Ethernet and Optical Transport products, new product introduction and new customer acquisitions. Revenue growth in the Network Integration Group was $11.8 million, primarily due to foreign currency movements. Revenue would have been $18.9 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

        Network Equipment Group.    The table below shows the revenues for the Network Equipment group, including intersegment sales, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$30,649	$23,569	$7,080	30%
June 30,	33,618	26,360	7,258	28
September 30,	31,462	24,255	7,207	30
December 31,	29,827	31,173	(1,346)	(4)

Total	$125,556	$105,357	$20,199	19%

        Revenues, including intersegment revenues, generated from the Network Equipment group increased $20.2 million, which was due primarily to increased sales in the Europe region of $10.8 million, and increased sales in the Americas of $7.0 million. Growth in sales of LambdaDriver, fiber optic components, Media Cross Connect, Fiber Driver, out-of-band management and Terascope products drove the Europe sales increase. Growth in sales of out-of-band management products, Media Cross Connect, Fiber Driver, Optiswitch and services drove the Americas sales increase. Revenue would have been $2.2 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

        Revenue growth in the Network Equipment group in 2008 was driven by the first quarter, second quarter, and third quarter when the group's revenues grew by 30%, 28%, and 30% compared to the same quarter of the prior year, respectively. Growth in Network Equipment was driven by increased overall demand for Metro Ethernet and Optical Transport to support high bandwidth telecommunications applications, including internet access. Growth was also driven by new product introduction, including the OptiSwitch 900 and new customer acquisitions. The group's fourth quarter was adversely affected by the general economic slowdown, and revenues fell 4% compared to the prior year.

        Network Integration Group.    The table below shows the revenues for the Network Integration group, including intersegment sales, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$49,087	$46,951	$2,136	5%
June 30,	61,630	52,850	8,780	17
September 30,	53,573	51,114	2,459	5
December 31,	61,451	63,061	(1,610)	(3)

Total	$225,741	$213,976	$11,765	5%

        Revenues, including intersegment revenues, generated from the Network Integration group increased $11.8 million, or 5%, due primarily to the favorable impact of foreign currency movements on revenues and to a 22% increase in local currency revenues (or 33% in U.S. dollars) at our smallest Network Integration subsidiary located in Switzerland, partially offset by decreases in our French and Scandinavian subsidiaries. Revenue would have been $12.9 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

        Revenue growth in the Network Integration group came primarily in the second quarter when revenues grew $8.8 million, or 17%, over the same quarter of the prior year. Revenues for the second quarter would have been $8.5 million lower had foreign currency exchange rates remained the same as they were in the second quarter of 2007. The group also had year over year revenue growth in the first and third quarters of 5%. These quarters would have had year over year decreases of 8% and 4%, respectively had foreign currency exchange rates stayed the same as they were in 2007. In the fourth quarter, foreign currency movements went the other direction and revenues fell 3% over the same quarter of the prior year. Fourth quarter revenues would have been 7.2% higher than the same quarter of the prior year had foreign currency exchange rates stayed the same as they were in 2007.

        Optical Components Group.    The table below shows the revenues for the Optical Components group, including intersegment sales, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$49,999	$22,918	$27,081	118%
June 30,	56,157	26,505	29,652	112
September 30,	49,039	44,300	4,739	11
December 31,	46,393	51,137	(4,744)	(9)

Total	$201,588	$144,860	$56,728	39%

        Revenues, including intersegment revenue, generated from our Optical Components group increased $56.7 million. Sales of PON components increased 43% from 2007 to 2008 and sales of datacom/telecom network components increased 34% from 2007 to 2008. Revenue would have been $3.9 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

        The Optical Components group revenues grew in the first and second quarters of 2008 compared to the same quarters of the prior year by 118% and 112%, respectively, primarily due to the inclusion of Fiberxon in 2008 which was not included in the 2007 results until the third quarter. Revenues grew by 11% in the third quarter compared to the same quarter of 2007. Revenue in our Optical Components group was limited, despite strong demand, in the second half of the year due to capacity issues caused by delays in setting up a new manufacturing facility in Chengdu, PRC. The general economic slowdown had an adverse impact on the fourth quarter and revenues fell 9% compared to the same quarter of the prior year.

  Gross Profit

        The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2008	2007 (Restated)	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$67,071	$51,712	$15,359	30%	27%
Network Integration group	53,234	48,276	4,958	10	4
Optical Components group	29,437	28,133	1,304	5	4
All others	143	68	75	110	110

	149,885	128,189	21,696	17	13
Corporate unallocated cost of goods sold	(199)	(165)	(34)	21	21
Intersegment adjustments (1)	315	(537)	852	(159)	NM

Total	$150,001	$127,487	$22,514	18%	14%

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

        The following table below summarizes consolidated gross profit by quarter (dollars in thousands):

Three months ended:	2008	2007 (Restated)	$ Change	% Change
March 31,	$35,721	$27,928	$7,793	28%
June 30,	47,382	30,540	16,842	55
September 30,	33,440	31,309	2,131	7
December 31,	33,458	37,710	(4,252)	(11)

Total	$150,001	$127,487	$22,514	18%

        Gross profit increased $22.5 million due to the $89.8 million increase in revenues while gross margins remained stable at 28%. The increase in gross profit was primarily due to the strong increase in Network Equipment revenue during the first nine months of the year. The gross margins in the Network Equipment and Network Integration groups increased in 2008, but were offset by an increase in the portion of consolidated revenues from the Optical Components group, which has lower margins than the other segments. The Company's growth in gross profits came primarily in the first and second quarters which grew by 28% and 55%, respectively, compared to the same quarters of the prior year. Gross profit also increased by 7% year-over-year in the third quarter, but fell 11% in the fourth quarter, compared to the fourth quarter of 2007. Gross profit would have been $4.8 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Gross profit reflects share-based compensation in cost of goods sold of $370,000 and $470,000 in 2008 and 2007, respectively.

        Network Equipment Group.    The table below shows gross profit for the Network Equipment group, including intersegment sales, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$15,235	$11,304	$3,931	35%
June 30,	18,666	12,712	5,954	47
September 30,	16,462	11,532	4,930	43
December 31,	16,708	16,164	544	3

Total	$67,071	$51,712	$15,359	30%

        Gross profit for the Network Equipment group increased $15.4 million. The increase is due to the $20.2 million increase in revenues and an increase in gross margins from 49% to 53% resulting primarily from differences in the composition of the products sold in each period. Gross margins were highest in the second and fourth quarter, which each had gross margins of 56%. Margins were lowest in the first quarter (50%) and in the third quarter (52%). Margins in 2008 improved in each quarter over the same quarter of the prior year. Gross profit would have been $1.4 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Gross profit reflects share-based compensation in cost of goods sold of $79,000 and $113,000 in 2008 and 2007, respectively.

        Network Integration Group.    The table below shows gross profit for the Network Integration group, including intersegment sales, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$11,578	$11,338	$240	2%
June 30,	15,066	12,161	2,905	24
September 30,	13,675	12,950	725	6
December 31,	12,915	11,827	1,088	9

Total	$53,234	$48,276	$4,958	10%

        Gross profit for the Network Integration group increased $5.0 million. Favorable currency impacts accounted for $3.2 million of the increase, and improved margins drove a currency adjusted increase of $2.1 million, partially offset by the $0.6 million impact of the decline in local currency revenues. Average gross margin increased from 22.6% to 23.6%. The increase in gross margins in 2008 was the result of differences in the composition of the products and services sold in each period. The margin improvements were led by Tecnonet, one of our Italian subsidiaries and TurnKey Communications, our Swiss network integrator, which both had a significant shift from product to service revenue during the year. Service revenues have higher profit margins than product revenues. Of the $5.0 million increase in gross profit in 2008, $2.9 million and $1.1 million came in the second and fourth quarters, respectively. The increase in the second quarter was primarily driven by foreign currency effects ($2.1 million) and to a lesser extent ($0.8 million) by an improvement in margins to 24.4% in the second quarter of 2008 compared to 23.0% in the same quarter of the prior year. The fourth quarter gross margin improvement of $1.1 million was due primarily to an increase in margins to 21.0% in the fourth quarter of 2008 from 18.8% in the same quarter of the prior year ($1.4 million) and to an increase in revenues in local currency ($0.8 million), partially offset by the adverse impact of foreign currency movements ($1.3 million). The Network Integration group did not have any share-based compensation in cost of goods sold in either year.

        Optical Components Group.    The table below shows gross profit for the Optical Components group, including intersegment sales, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$8,480	$5,215	$3,265	63%
June 30,	13,903	5,858	8,045	137
September 30,	3,259	8,249	(4,990)	(60)
December 31,	3,795	8,811	(5,016)	(57)

Total	$29,437	$28,133	$1,304	5%

        Gross profit for the Optical Components group remained stable, but gross margin as a percentage of revenues declined from 19.4% in 2007 to 14.6% in 2008. The lower gross margin percentage resulted from increases in inventory reserves, fixed asset write-offs, and increased depreciation on assets acquired as part of the Fiberxon acquisition. The effect of currency fluctuations did not have a significant impact on the year-over-year change in gross profit. The decline in gross margins came primarily in the second half of the year. Gross margins fell in the third quarter from 18.6% to 6.6% and in the fourth quarter from 17.2% to 8.2% compared to the same quarters of the prior year. Gross profit reflects share-based compensation in cost of goods sold of $232,000 and $342,000 in 2008 and 2007, respectively.

  Operating Costs and Expenses

        The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2008	2007 (Restated)	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$68,492	$59,988	$8,504	14%	12%
Network Integration group	44,329	38,811	5,518	14	9
Optical Components group	139,899	29,681	110,218	371	371
All others	1,920	1,597	323	20	20

	254,640	130,077	124,563	96	93
Corporate unallocated operating expenses (2)	15,809	7,910	7,899	100	100

Total	$270,449	$137,987	$132,462	96%	94%

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)
Corporate unallocated operating expenses include unallocated product development, and selling, general and administrative expenses. Corporate unallocated operating expenses in 2008 include $8.6 million in expenses related to the investigation and restatement.

        The following table below summarizes Consolidated operating costs and expenses by quarter (dollars in thousands):

Three months ended:	2008	2007 (Restated)	$ Change	% Change
March 31,	$39,948	$30,366	$9,582	32%
June 30,	42,276	30,715	11,561	38
September 30,	45,286	37,241	8,045	22
December 31,	142,939	39,665	103,274	260

Total	$270,449	$137,987	$132,462	96%

        Operating costs and expenses were $270.4 million, or 50% of revenues, for 2008, compared to $138.0 million, or 31% of revenues, for 2007. The primary increase in operating costs and expenses during 2008 reflected the total $100.3 million goodwill impairment and inclusion of a full year's worth of Fiberxon's operations, which was acquired on July 1, 2007. Operating costs and expenses increased 32%, 38%, and 22% in the first, second, and third quarters, respectively, compared to the same quarters of the prior year. The Optical Components group contributed most of the growth in the first and second quarters. Corporate unallocated expenses represented most of the growth in the third quarter, primarily due to costs related to the investigation and restatement. In the fourth quarter, operating costs and expenses were relatively flat compared to the same quarter of the prior year, excluding the goodwill impairment charge. Additional costs and expenses related to the investigation and restatement in the fourth quarter were offset by reductions in costs and expenses in other areas. Operating costs and expenses would have been $3.1 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Product development and engineering expenses included share-based compensation of $1.3 million and $1.3 million in 2008 and 2007, respectively. Selling, general and administrative expenses included share-based compensation of $2.6 million and $3.5 million in 2008 and 2007, respectively.

        Network Equipment Group.    The table below shows operating costs and expenses for the Network Equipment group, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$15,426	$14,659	$767	5%
June 30,	16,449	15,201	1,248	8
September 30,	15,381	14,559	822	6
December 31,	21,236	15,569	5,667	36

Total	$68,492	$59,988	$8,504	14%

        Operating costs and expenses in the Network Equipment group for 2008 were $68.5 million, or 55% of revenues, compared to $60.0 million, or 57% of revenues, for 2007. The increase in operating costs in absolute dollars was primarily the result of a $6.4 million goodwill impairment charge taken in the fourth quarter of 2008 related to our U.S. operations, and of increases in labor and related costs, including a $1.3 million increase in product development and engineering. The decrease in operating expenses as a percentage of revenues reflects various cost cutting and business improvement measures taken in 2008. Operating costs and expenses would have been $1.1 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. The currency impacts occurred primarily in the first, second and third quarters, when the Swiss franc strengthened against the dollar by 15%, 19% and 12% respectively on a year over year basis. Currency did not have a significant impact on the fourth quarter. Product development and engineering expenses included share-based compensation of $400,000 and $537,000 in 2008 and 2007, respectively. Selling, general and administrative expenses included share-based compensation of $754,000 and $922,000 in 2008 and 2007, respectively.

        Network Integration Group.    The table below shows operating costs and expenses for the Network Integration group, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$11,572	$9,122	$2,450	27%
June 30,	11,014	8,717	2,297	26
September 30,	10,272	10,002	270	3
December 31,	11,471	10,970	501	5

Total	$44,329	$38,811	$5,518	14%

        Operating costs and expenses in the Network Integration group for 2008 were $44.3 million, or 20% of revenues, compared to $38.8 million, or 18% of revenues, for 2007. Selling, general and administrative costs, including foreign currency translation, increased $5.5 million, primarily due to labor costs ($4.3 million) and other overhead ($1.1 million). The increase in operating expenses came primarily in the first and second quarter which increased by 27% and 26%, respectively, as a result of the considerable strengthening of the Euro, Swiss franc, and Swedish krona. Operating costs and expenses would have been $1.8 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. In the fourth quarter, we recorded additional compensation expense at our Swedish subsidiary of $1.8 million to allow the management of our Swedish subsidiary to pay the taxes due on bonus payments made from 2002 to 2007, as discussed above under the heading "Other Compensation Arrangements" of this Item 7. The fourth quarter impact in U.S. dollars was largely offset by the strengthening of the U.S. dollar against the Swedish krona by 21% in the fourth quarter compared to the same quarter of the prior year. The Network Integration group did not have share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $388,000 and $783,000 in 2008 and 2007, respectively.

        Optical Components Group.    The table below shows operating costs and expenses for the Optical Components group, by quarter (dollars in thousands):

Three months ended:	2008	2007	$ Change	% Change
March 31,	$10,538	$4,271	$6,267	147%
June 30,	12,030	4,755	7,275	153
September 30,	10,928	10,220	708	7
December 31,	106,403	10,435	95,968	920

Total	$139,899	$29,681	$110,218	371%

        Operating costs and expenses for 2008 were $139.9 million, or 69% of revenues, compared to $29.7 million, or 20% of revenues, for 2007. The increase in operating costs and expenses were primarily the result of the $93.9 million goodwill impairment charge recorded in the fourth quarter of 2008 related to the July 2007 Fiberxon acquisition, and increases in the first and second quarter of 2008 of $6.3 and $7.3 million, respectively, over the same periods of the prior year due to the inclusion of a full year's results of operations of Fiberxon in 2008 compared to 2007 in which the results of Fiberxon were only included for the second half of the year. Operating costs also included increases in the allowance for doubtful accounts, IPO costs written off, and fixed asset write-offs. The effect of currency fluctuations did not have a significant impact on the year-over-year change in operating costs and expenses. Product development and engineering expenses included share-based compensation of $843,000 and $728,000 in 2008 and 2007, respectively. Selling, general and administrative expenses included share-based compensation of $790,000 and $749,000 in 2008 and 2007, respectively.

  Operating Income (Loss)

        The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2008	2007 (Restated)	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$(1,421)	$(8,276)	$6,855	(83)%	(78)%
Network Integration group	8,905	9,465	(560)	(6)	(20)
Optical Components group	(110,462)	(1,548)	(108,914)	7,036	7,035
All others	(1,777)	(1,529)	(248)	16	16

	(104,755)	(1,888)	(102,867)	5,448	5,538
Corporate unallocated expenses	(16,008)	(8,075)	(7,933)	98	98
Adjustments (1)	315	(537)	852	(159)	NM

Total	$(120,448)	$(10,500)	$(109,948)	1047%	1097%

NM — not meaningful

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

        The 2008 $120.4 million operating loss represented 22% of revenues, compared to a $10.5 million operating loss, or 2% of revenues, in 2007. The increase in operating loss arose from the total $100.3 million charge for goodwill impairment, primarily arising from the Fiberxon acquisition. Excluding the goodwill impairment charge, operating loss in 2008 would have been $20.2 million, or 4% of revenue. Operating loss would have been $1.7 million more in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating loss included share-based compensation expense of $4.3 million and $5.3 million in 2008 and 2007, respectively.

        Network Equipment Group.    The Network Equipment group reported an operating loss of $1.4 million for 2008, compared to an operating loss of $8.3 million for 2007. The improvement was primarily the result of higher gross profits and lower operating expenses as a percentage of revenues, partially offset by the $6.4 million goodwill impairment charge. Operating loss would have been $0.4 million more in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating loss included share-based compensation expense of $1.2 million and $1.6 million in 2008 and 2007, respectively.

        Network Integration Group.    The Network Integration group reported operating income of $8.9 million for 2008, compared to operating income of $9.5 million for 2007. The decrease was the result of a $5.5 million increase in operating expenses partially offset by an increase in gross profit. Operating income would have been $1.3 million less in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating income included share-based compensation expense of $388,000 and $783,000 in 2008 and 2007, respectively.

        Optical Components Group.    The Optical Components group reported an operating loss of $110.5 million for 2008, compared to an operating loss of $1.5 million for 2007. The increase in operating loss was the primarily the result of the $93.9 million goodwill impairment and inclusion of a full year's worth of Fiberxon's results of operations. The effect of currency fluctuations did not have a significant impact on the year-over-year change in operating loss Operating loss included share-based compensation expense of $1.9 million and $1.8 million in 2008 and 2007, respectively.

  Interest Expense, Cost of Debt Conversion and Other Income, Net

        Interest expense was $4.0 million in both 2008 and 2007. We realized $2.6 million in other income as the result of a gain on the sale of an investment. The $4.9 million of debt conversion costs in 2007 were associated with exchanging the $23.0 million convertible notes into shares of Common Stock. Interest income decreased $2.8 million from $4.8 million in 2007 to $2.0 million in 2008 due to both lower average cash and investment balances as well as to lower interest rates. Foreign currency transactions resulted in a net $131,000 gain in 2008 as compared to a $1.3 million loss in 2007.

  Provision for Income Taxes

        The provision for income taxes was $2.5 million in 2008 and $3.9 million in 2007. Income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

  Tax Loss Carry Forwards

        As of December 31, 2008, we had NOLs of approximately $196.6 million for federal income tax purposes and approximately $155.1 million for state income tax purposes. We also had capital loss carry forwards totaling $14.5 million as of December 31, 2008, which begin to expire in 2009. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2008, the NOLs had a full valuation allowance.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Revenue

        The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2007	2006	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$105,357	$96,002	$9,355	10%	9%
Network Integration group	213,976	181,502	32,474	18	8
Optical Components group	144,860	93,381	51,479	55	56
All others	114	—	114	NM	NM

	464,307	370,885	93,422	25	20
Adjustments (1)	(16,070)	(14,396)	(1,674)	12	12

Total	$448,237	$356,489	$91,748	26%	21%

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

        The following table summarizes, segment, revenues, excluding intersegment sales, by geographical region (dollars in thousands):

Years ended December 31:	2007	2006	$ Change	% Change
Network Equipment group:
Americas	$51,610	$42,677	$8,933	21%
Europe	34,036	33,319	717	2
Asia Pacific	7,914	10,369	(2,455)	(24)
Other regions	72	199	(127)	(64)

Total network equipment	93,632	86,564	7,068	8

Network Integration group:
Europe	213,828	181,503	32,325	18

Total network integration	213,828	181,503	32,325	18

Optical Components group:
Americas	90,912	73,889	17,023	23
Europe	10,661	4,288	6,373	149
Asia Pacific	39,174	10,202	28,972	284
Other regions	23	43	(20)	(47)

Total fiber optic components	140,770	88,422	52,348	59

All others:	7	—	7	NM

Total	$448,237	$356,489	$91,748	26%

        Revenues for 2007 increased $91.7 million, or 26% due primarily to the growth in Optical Components ($51.5 million, or 55%), Network Integration ($32.5 million, or 18%), and Network Equipment ($9.4 million, or 10%) segments, partially offset by an increase in intersegment revenues of $1.7 million. The acquisition of Fiberxon added an additional $42.1 million of revenue growth to the Optical Components segment in 2007. Revenue would have been $17.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.

        Network Equipment Group.    Revenues, including intersegment revenues, generated from the Network Equipment group increased $9.4 million, which was due primarily to increased sales in the Americas region of $8.9 million, and increased sales in the European region of $0.7 million, offset by a decrease in the Asia Pacific region of $2.5 million. We attribute the 21% increase in the Americas region to the investment in expanding the U.S. sales force beginning in 2006. Revenue would have been $0.9 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.

        Network Integration Group.    Revenues, including intersegment revenues, generated from the Network Integration group increased $32.5 million due to increases in integration and distribution activities throughout Europe and to the favorable impact of foreign currency movements on revenues. Revenue would have been $17.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006.

        Optical Components Group.    Revenues, including intersegment revenue, generated from the Optical Components group increased $51.5 million, of which $42.1 million was attributable to the acquisition of Fiberxon in July 2007. Sales of PON components increased 40% from 2006 to 2007 and sales of datacom/telecom network components increased 84% from 2006 to 2007. Revenue would have been $0.9 million higher in 2007 had foreign currency exchange rates remained the same as they were in 2006.

  Gross Profit

        The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2007 (Restated)	2006 (Restated)	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$51,712	$49,925	$1,787	4%	2%
Network Integration group	48,276	44,759	3,517	8	0
Optical Components group	28,133	17,748	10,385	59	60
All others	68	—	68	NM	NM

	128,189	112,432	15,757	14	10
Corporate unallocated cost of goods sold	(165)	(167)	2	(1)	(1)
Intersegment adjustments (1)	(537)	(161)	(376)	234	NM

Total	$127,487	$112,104	$15,383	14%	10%

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

        Gross profit increased $15.4 million due to the $91.7 million increase in revenues partially offset by a decrease in gross margins from 31% to 28%. The decline in gross margin was partially attributable to reductions in gross margins in the Network Equipment and Network Integration groups, and to a change in segment mix; the percent of revenues from the Optical Components group, which has lower margins than the other segments, increased in 2007. Gross profit would have been $4.0 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit reflects share-based compensation in cost of goods sold of $470,000 and $396,000 in 2007 and 2006, respectively.

        Network Equipment Group.    Gross profit for the Network Equipment group increased $1.8 million. The increase is due to the $9.4 million increase in external revenues partially offset by a decrease in gross margin from 52% to 49%. The decrease in gross margins in 2007 was the result of differences in the composition of the products sold in each period. Gross profit would have been $0.6 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit reflects share-based compensation in cost of goods sold of $113,000 and $95,000 in 2007 and 2006, respectively.

        Network Integration Group.    Gross profit for the Network Integration group increased $3.5 million. The increase is due to the $32.5 million increase in external revenues partially offset by a decrease in gross margin from 25% to 23%. The decrease in gross margin in 2007 was the result of differences in the composition of products and services sold in each period. Gross profit would have been $3.7 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. The Network Integration group did not have share-based compensation in cost of goods sold in either year.

        Optical Components Group.    Gross profit for the Optical Components group increased $10.4 million. The increase is due to the $51.5 million increase in external revenues in 2007, while gross margin remained the same at 19% in both years. Gross margin increased despite lower (17%) gross margins at Fiberxon, including the impact of $2.3 million of charges related to inventory adjustments. Gross profit would have been $0.3 million higher in 2007 had foreign currency exchange rates remained the same as they were in 2006. Gross profit reflects share-based compensation in cost of goods sold of $342,000 and $288,000 in 2007 and 2006, respectively.

  Operating Costs and Expenses

        The following table sets forth, for the periods indicated, certain operating costs and expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2007 (Restated)	2006 (Restated)	$ Change	% Change	% Change Constant Currency (1)
Network Equipment group	$59,988	$55,048	4,940	9%	8%
Network Integration group	38,811	35,131	3,680	10	1
Optical Components group	29,681	18,652	11,029	59	59
All others	1,597	1,558	39	3	3

	130,077	110,389	19,688	18	14
Corporate unallocated operating expenses (2)	7,910	6,574	1,336	20	20

Total	$137,987	$116,963	$21,024	18%	15%

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

        Operating costs and expenses were $138.0 million, or 31% of revenues, for 2007, compared to $117.0 million, or 33% of revenues, for 2006. The increase in operating costs and expenses was largely the result of the addition of Fiberxon's results from July 1, 2007, and increased operating costs in the Network Equipment and Network Integration groups. Operating costs and expenses would have been $3.9 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation of $1.3 million and $957,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation of $3.5 million and $3.7 million in 2007 and 2006, respectively.

        Network Equipment Group.    Operating costs and expenses for 2007 were $60.0 million, or 57% of revenues, compared to $55.0 million, or 57% of revenues, for 2006. The increase in operating costs and expenses was primarily the result of increases in labor and related costs, particularly from increased product development and engineering ($1.4 million) and the additional investment in the North American sales organization beginning in mid-2006, which had a full year impact in 2007 ($2.0 million increase.) In addition, the Network Equipment group had increased general and administrative costs ($1.4 million) and increases due to foreign currency translation. Operating costs and expenses would have been $0.7 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Product development and engineering expenses included share-based compensation of $537,000 and $509,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation of $922,000 and $824,000 in 2007 and 2006, respectively.

        Network Integration Group.    Operating costs and expenses for 2007 were $38.8 million, or 18% of revenues, compared to $35.1 million, or 19% of revenues, for 2006. The increase in operating costs and expenses was primarily the result of foreign currency exchange rates. Operating costs and expenses would have been $3.2 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. The remaining increase was primarily due to increased labor and related costs. The Network Integration group did not have share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $0.8 million and $1.4 million in 2007 and 2006, respectively.

        Optical Components Group.    Operating costs and expenses for 2007 were $29.7 million, or 20% of revenues, compared to $18.7 million, or 20% of revenues, for 2006. Substantially all of the increased operating costs and expenses are attributable to the addition of Fiberxon's results from July 1, 2007. The effect of currency fluctuations did not have a significant impact on the year-over-year change in operating costs and expenses. Product development and engineering expenses included share-based compensation of $728,000 and $353,000 in 2007 and 2006, respectively. Selling, general and administrative expenses included share-based compensation of $749,000 and $556,000 in 2007 and 2006, respectively.

  Operating Income (Loss)

        The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2007 (Restated)	2006 (Restated)	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$(8,276)	$(5,123)	$(3,153)	62%	59%
Network Integration group	9,465	9,628	(163)	(2)	(7)
Optical Components group	(1,548)	(904)	(644)	71	48
All others	(1,529)	(1,558)	29	(2)	(2)

	(1,888)	2,043	(3,931)	(192)	(202)
Corporate unallocated expenses	(8,075)	(6,741)	(1,334)	20	20
Adjustments (1)	(537)	(161)	(376)	234	NM

Total	$(10,500)	$(4,859)	$(5,641)	116%	120%

NM — not meaningful

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

        The Company's 2007 $10.5 million operating loss, which was 2% of revenues, increased $5.6 million from the $4.9 million operating loss, or 1% of revenues, in 2006. The increase was primarily the result of the addition of the Fiberxon acquisition and increased Network Equipment operating expenses. Operating loss would have been $0.1 million more in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss included share-based compensation expense of $5.3 million and $5.0 million in 2007 and 2006, respectively.

        Network Equipment Group.    The Network Equipment group reported an operating loss of $8.3 million for 2007, compared to an operating loss of $5.1 million for 2006, an increase of $3.2 million. The increase was the result of increased operating expenses partially offset by higher gross profit. Operating loss would have been $0.1 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss included share-based compensation expense of $1.6 million and $1.4 million in 2007 and 2006, respectively.

        Network Integration Group.    The Network Integration group reported operating income of $9.5 million for 2007, a $0.2 million decrease compared to 2006. The decrease was the result of increased operating expenses of $3.7 million, partially offset by an increase in gross profit of $3.5 million. Operating income would have been $0.5 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating income included share-based compensation expense of $0.8 million and $1.4 million in 2007 and 2006, respectively.

        Optical Components Group.    The Optical Components group reported an operating loss of $1.5 million for 2007, compared to an operating loss of $0.9 million for 2006. Operating loss would have been $0.2 million lower in 2007 had foreign currency exchange rates remained the same as they were in 2006. Operating loss included share-based compensation expense of $1.8 million and $1.2 million in 2007 and 2006, respectively.

  Interest Expense, Cost of Debt Conversion and Other Income, Net

        Interest expense was $4.0 million and $3.5 million for 2007 and 2006, respectively. The $4.9 million of debt conversion costs in 2007 was associated with our exchange of the $23 million convertible notes into Common Stock. Other income, net, includes interest income on cash, cash equivalents and investments, and gains or losses on foreign currency transactions. Interest income decreased $0.2 million. Losses on foreign currency transactions increased $1.1 million. Gains on the disposition of fixed assets were $37,000 and $467,000 in 2007 and 2006, respectively, a decrease of $430,000.

  Provision for Income Taxes

        The provision for income taxes was $3.9 million and $3.5 million in 2007 and 2006, respectively. In 2007, we generated less pre-tax income in the jurisdictions where we pay taxes, especially in the foreign subsidiaries comprising our Network Integration group where higher non-operating expenses, partially offset by moderately higher operating income, resulted in decreased tax expense of $1.2 million. This impact on the consolidated results compared to 2006 was offset by the reduction in 2006 of the valuation allowance relating to $1.6 million of deferred income tax assets of a foreign subsidiary for a net increase of $0.4 million compared to 2006. Income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

  Tax Loss Carry Forwards

        As of December 31, 2007, we had NOLs of approximately $191.4 million for federal income tax purposes and approximately $197.2 million for state income tax purposes. We also had capital loss carry forwards totaling $47.6 million as of December 31, 2007, which begin to expire in 2009. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2007, the NOLs had a full valuation allowance.

Recently Issued Accounting Standards

        For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Liquidity and Capital Resources

        We had cash and cash equivalents of $68.0 million as of December 31, 2008, compared to $72.5 million in cash and cash equivalents as of December 31, 2007. The decrease in cash and cash equivalents was primarily the result of cash used in operations, partially offset by sales and maturities of marketable equity securities. The following table summarizes our cash position, which includes cash, cash equivalents, time deposits and short-term and long-term marketable securities, and debt position, which includes all short-term and long-term obligations (thousands):

December 31:	2008	2007
Cash
Cash and cash equivalents	$67,950	$72,474
Short-term marketable securities	12,295	6,402
Long-term marketable securities	—	1,442
Time deposits	1,335	6,055

	81,580	86,373
Debt
Short-term obligations (1)	32,893	28,931

	32,893	$28,931

Cash in excess of debt	$48,687	$57,442

Ratio of cash to debt (2)	2.5 : 1	3.0 : 1

    (1)
    Includes current maturities of long-term debt.

    (2)
    Determined by dividing total cash by total debt.

  Working Capital

        The following table summarizes our working capital position (thousands):

December 31:	2008	2007 (Restated)
Current assets	$323,083	$326,875
Current liabilities	211,434	196,631

Working capital	$111,649	$130,244

Current ratio (1)	1.5 : 1	1.7 : 1

    (1)
    Determined by dividing total current assets by total current liabilities.

        Current assets decreased $3.8 million primarily as a result of a $14.2 million decrease in accounts receivable arising from decreased sales in the fourth quarter of 2008 compared to the same quarter of the prior year, partially offset by a $6.3 million increase in inventory. Fluctuations in current assets result from the timing of shipments of products to customers, receipts of inventories and related payments to our vendors, cash used for capital expenditures, and the effects of changes in foreign currency translation rates.

        Current liabilities increased $14.8 million primarily as a result of an $8.3 million increase in accounts payable, a $4.8 million increase in accrued liabilities, and a $4.0 increase in short-term borrowings. Fluctuations in current liabilities result from the timing of payments to vendors for inventory, settlement of accrued liabilities such as payroll related expenses, borrowings and repayments on short-term obligations, changes in deferred revenue, payments of income tax liabilities, and the effects of changes in foreign currency translation rates.

  Cash Flow

        The following table summarizes certain cash flow data from our Statements of Cash Flows (thousands):

Years ended December 31:	2008	2007 (Restated)
Net cash provided by (used in):
Operating activities	$3,347	$(8,483)
Investing activities	(12,660)	(9,563)
Financing activities	4,997	(1,740)
Effect of exchange rate changes on cash and cash equivalents	(208)	538

Net change in cash and cash equivalents	$(4,524)	$(19,248)

        Cash Flows Related to Operating Activities.    The change in cash used in operating activities between years is a result of our net losses adjusted for non-cash items such as depreciation and amortization, impairment charges, additional allowances for doubtful accounts, share-based compensation expense, deferred income taxes, gains and losses on the disposition of fixed assets and investments and changes in working capital. Changes in working capital that generated cash flow in 2008 included decreases in time deposits and accounts receivable and increases in accounts payable. Changes in working capital that used cash in 2008 included increases in inventory and prepaids and other current assets and decreases in accrued liabilities and other current liabilities. Changes in working capital in 2007 were comprised of increases in other liabilities, accounts receivable, and inventories, offset by decreases in accounts payable and accrued liabilities.

        Cash Flows Related to Investing Activities.    Cash used in investing activities for 2008 was $12.7 million of which $10.9 million was capital expenditures. Cash used in investing activities for 2007 included net cash paid to acquire Fiberxon ($19.9 million) and capital expenditures ($7.9 million) offset by the net sale of marketable securities ($18.0 million). As of December 31, 2008, we had no plans for major capital expenditures.

        Cash Flows Related to Financing Activities.    Cash provided by financing activities in 2008 was $5.0 million due to net borrowings on short-term obligations. Cash used in 2007 was the result of net payments on short-term and long-term obligations ($3.8 million), offset by employee stock option exercises ($2.1 million).

  Off-Balance Sheet Arrangements

        We do not have transactions, arrangements or relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We do not have special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engaged in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financials.

  Contractual Obligations

        The following table illustrates our contractual obligations as of December 31, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$38,797	$7,230	$11,120	$8,814	$11,633
Short-term debt	32,893	32,893	—	—	—
Deferred consideration payable, net of reimbursable acquisition costs	30,036	30,036	—	—	—
Purchase commitments with suppliers and contract manufacturers	6,266	6,072	40	154	—
Long-term obligations	14	—	14	—	—

Total contractual obligations	$108,006	$76,231	$11,174	$8,968	$11,633

        Total contractual obligations as of December 31, 2008 consist of short-term and long-term obligations. Historically, these obligations have been satisfied through cash generated from our operations or other sources and we expect that this trend will continue. The deferred consideration payable obligation arose from the acquisition agreement for Fiberxon, a subsidiary MRV acquired in July 2007. MRV has filed a complaint against former stockholders, executives, and directors of Fiberxon to recover acquisition costs and damages in excess of $31.5 million. This matter is discussed in further detail in Item 3. "Legal Proceedings" of this Form 10-K.

        We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate.

        We may limit our ability to use available net operating loss and capital loss carryforwards if we seek financing through issuance of additional equity securities. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. This change in equity ownership includes the issuance of shares made in connection with the acquisition of Fiberxon. For additional information on the potential limitations on our use of net operating loss and capital loss carry forwards available to us at December 31, 2008, see the risk factor under Item 1A of this Form 10-K under the caption "Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited." Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products, and the market acceptance of our products.

Internet Access to Our Financial Documents

        We maintain a website at www.mrv.com. We make available, free of charge, either by direct access or a link to the SEC website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC's website at www.sec.gov.

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

        Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of December 31, 2008, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations. Unrealized gains on these interest swap contracts were $552,000 for the year ended December 31, 2007, and have been included in interest expense in the accompanying Statements of Operations.

        Foreign Exchange Rates.    We operate on an international basis with a significant portion of our revenues and expenses transacted in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies affects our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have revenues and expenses in each of these foreign currencies, the effect on our results of operations from currency fluctuations is reduced.

        Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of December 31, 2008, we did not have any foreign exchange contracts outstanding.

        Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. These principally include the euro, the Swedish krona, the Swiss franc, the Taiwan dollar and the Israeli new shekel. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. When these transactions are settled in a currency other than the reporting currency, we recognize a foreign currency transaction gain or loss.

        When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 44% of our operating expenses, excluding $100.3 million in goodwill impairment charges, are reported by these subsidiaries. In general, these currencies were stronger against the U.S. dollar for the year ended December 31, 2008 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2007. For 2008, we had approximately:

  •
  $32.2 million related to expenses settled in euros;

  •
  $12.4 million in expenses settled in Swedish kronas;

  •
  $13.8 million related to expenses settled in Swiss francs; and

  •
  $4.9 million in expenses settled in Taiwan dollars.

        Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2008, our costs would have increased approximately:

  •
  $35.4 million related to expenses settled in euros;

  •
  $13.7 million in expenses settled in Swedish kronas;

  •
  $15.4 million related to expenses settled in Swiss francs; and

  •
  $5.4 million in expenses settled in Taiwan dollars.

        The following table indicates cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

December 31:	2008	2007
U.S. dollars	$49,540	$55,197
Euros	8,550	7,051
Chinese renminbi	2,559	1,618
Swiss francs	2,319	1,213
Taiwan dollars	1,121	1,873
Norwegian kroner	913	1,916
Swedish kronas	809	2,392
Israeli new shekel	671	—
Other	1,468	1,214

Total cash and cash equivalents	$67,950	$72,474

        Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements

        Recession.    We believe that the recent downturn in global markets has affected our revenues and operating results, particularly in the Optical Components group. In general, our customers took a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments and lengthening sales cycles. Despite the downturn, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions. We are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenues and operating results.

Item 8.    Financial Statements and Supplemental Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.

        We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 3, "Restatement of Financial Statements", the Company has restated previously issued financial statements as of December 31, 2007 and for each of the two years in the period ended December 31, 2007 to correct for share-based compensation and other items.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRV Communications Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 7, 2009 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California October 7, 2009

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

Years ended December 31:	2008	2007 (Restated)	2006 (Restated)
Revenue	$538,022	$448,237	$356,489
Cost of goods sold	388,021	320,750	244,385

Gross profit	150,001	127,487	112,104
Operating costs and expenses:
Product development and engineering	38,746	33,387	28,369
Selling, general and administrative	129,019	102,694	88,542
Impairment of goodwill and other intangibles	100,250	—	52
Amortization of other intangibles	2,434	1,906	—

Total operating costs and expenses	270,449	137,987	116,963

Operating loss	(120,448)	(10,500)	(4,859)
Interest expense	(3,956)	(3,968)	(3,540)
Cost of debt conversion	—	(4,899)	—
Other income, net	3,710	4,179	4,466

Loss before income taxes	(120,694)	(15,188)	(3,933)
Provision for income taxes	2,510	3,906	3,450

Net loss	$(123,204)	$(19,094)	$(7,383)

Net loss per share:
Basic and diluted	$(0.78)	$(0.14)	$(0.06)
Weighted average number of shares:
Basic and diluted	157,323	140,104	120,902

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

December 31:	2008	2007 (Restated)
Assets
Current assets:
Cash and cash equivalents	$67,950	$72,474
Short-term marketable securities	12,295	6,402
Time deposits	1,335	6,055
Accounts receivable, net	114,213	128,368
Inventories	92,391	86,588
Deferred income taxes	2,130	1,932
Other current assets	32,769	25,056

Total current assets	323,083	326,875
Property and equipment, net	25,489	24,510
Goodwill	27,037	128,497
Deferred income taxes, net of current portion	1,480	—
Long term marketable securities	—	1,442
Intangibles, net	9,560	11,994
Other assets	5,870	5,647

Total assets	$392,519	$498,965

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$32,893	28,931
Deferred consideration payable	30,036	30,561
Accounts payable	91,262	82,927
Accrued liabilities	42,105	37,284
Deferred revenue	12,635	9,203
Other current liabilities	2,503	7,725

Total current liabilities	211,434	196,631
Other long-term liabilities	9,274	7,616
Minority interest	5,111	4,796
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,800 shares in 2008 and 158,480 shares in 2007
Outstanding — 157,446 shares in 2008 and 157,127 shares in 2007	268	267
Additional paid-in capital	1,403,663	1,399,630
Accumulated deficit	(1,248,639)	(1,125,435)
Treasury stock — 1,353 shares in 2008 and 2007	(1,352)	(1,352)
Accumulated other comprehensive income	12,760	16,812

Total stockholders' equity	166,700	289,922

Total liabilities and stockholders' equity	$392,519	$498,965

The accompanying notes are an integral part of these balance sheets.

MRV Communications, Inc.

Statements of Stockholders' Equity

(In thousands)

	Common Stock						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock Expense	Accumulated Deficit	Treasury Stock
	Shares	Amount						Total
Balance, Dec. 31, 2005 (As Reported)	104,496	$177	$1,156,209	$—	$(1,031,409)	$(1,352)	$(6,621)	$117,004
Adjustments	—	—	53,066	(324)	(67,549)	—	11,697	(3,110)

Balance, Dec. 31, 2005 (Restated)	104,496	177	1,209,275	(324)	(1,098,958)	(1,352)	5,076	113,894
Exercise of stock options and warrants	1,153	2	2,459	—	—	—	—	2,461
Issuance of Common Stock	19,858	34	69,831	—	—	—	—	69,865
Share-based compensation expense	—	—	4,636	—	—	—	—	4,636
Reclassification of deferred compensation related to adoption of SFAS No. 123.R			(324)	324				—
Comprehensive income (loss):
Net loss	—	—	—	—	(7,383)	—	—	(7,383)
Net unrealized investment gains	—	—	—	—	—	—	4	4
Translation adjustment	—	—	—	—	—	—	3,831	3,831

Comprehensive loss								(3,548)

Balance, Dec. 31, 2006 (Restated)	125,507	213	1,285,877	—	(1,106,341)	(1,352)	8,911	187,308
Exercise of stock options	1,318	3	2,057	—	—	—	—	2,060
Issuance of Common Stock for Fiberxon acquisition	18,402	31	72,746	—	—	—	—	72,777
Issuance of Common Stock for conversion of convertible notes	11,900	20	28,005	—	—	—	—	28,025
Issuance of stock options for Fiberxon acquisition	—	—	6,006	—	—	—	—	6,006
Share-based compensation expense	—	—	4,939	—	—	—	—	4,939
Comprehensive income (loss):
Net loss	—	—	—	—	(19,094)	—	—	(19,094)
Net unrealized investment gains	—	—	—	—	—	—	3	3
Translation adjustment	—	—	—	—	—	—	7,898	7,898

Comprehensive loss								(11,193)

Balance, Dec. 31, 2007 (Restated)	157,127	267	1,399,630	—	(1,125,435)	(1,352)	16,812	289,922
Exercise of stock options	319	1	156	—	—	—	—	157
Share-based compensation expense	—	—	3,877	—	—	—	—	3,877
Comprehensive income (loss):
Net loss	—	—	—	—	(123,204)	—	—	(123,204)
Net unrealized investment gains	—	—	—	—	—	—	57	57
Translation adjustment	—	—	—	—	—	—	(4,109)	(4,109)

Comprehensive loss	—	—	—		—	—	—	(127,256)

Balance, Dec. 31, 2008	157,446	$268	$1,403,663	$—	$(1,248,639)	$(1,352)	$12,760	$166,700

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

Years ended December 31:	2008	2007 (Restated)	2006 (Restated)
Cash flows from operating activities:
Net loss	$(123,204)	$(19,094)	$(7,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,013	8,335	5,446
Share-based compensation expense	4,294	5,271	5,043
Provision for doubtful accounts	3,675	327	1,287
Deferred income taxes	(1,628)	(1,142)	(916)
(Gain) loss on disposition of property and equipment	(10)	(37)	(467)
Cost of debt conversion	—	4,899	—
Gain on sale of equity method investment	(2,580)	—	(50)
Minority interests' share of income (loss)	99	(425)	230
Impairment of goodwill and other intangibles	100,250	—	52
Impairment of long-lived assets	2,564	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	4,831	(2,929)	666
Accounts receivable	6,896	(6,851)	4,126
Inventories	(8,034)	(4,866)	(15,773)
Other assets	(7,374)	(2,082)	(5,808)
Accounts payable	9,694	11,719	(1,518)
Accrued liabilities	569	3,316	(773)
Income tax payable	(782)	(41)	642
Deferred revenue	4,610	1,168	1,189
Other current liabilities	(536)	(6,051)	3,703

Net cash provided by (used in) operating activities	3,347	(8,483)	(10,304)
Cash flows from investing activities:
Purchases of property and equipment	(10,942)	(7,867)	(5,454)
Proceeds from sale of property and equipment	242	167	509
Fiberxon acquisition, net of cash acquired	—	(19,886)	—
Proceeds from sale of equity method investment	2,580	—	100
Purchases of investments	(13,220)	(19,050)	(43,750)
Proceeds from sale or maturity of investments	8,680	37,073	17,950
Purchase of minority interest	—	—	(50)

Net cash used in investing activities	(12,660)	(9,563)	(30,695)
Cash flows from financing activities:
Net proceeds from issuance of common stock	157	2,060	72,326
Borrowings on short-term obligations	122,414	67,268	107,331
Payments on short-term obligations	(117,438)	(70,934)	(114,162)
Borrowings on long-term obligations	—	148	—
Payments on long-term obligations	(136)	(282)	(340)

Net cash provided by (used in) financing activities	4,997	(1,740)	65,155
Effect of exchange rate changes on cash and cash equivalents	(208)	538	(418)

Net increase (decrease) in cash and cash equivalents	(4,524)	(19,248)	23,738
Cash and cash equivalents, beginning of year	72,474	91,722	67,984

Cash and cash equivalents, end of year	$67,950	$72,474	$91,722

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$3,662	$3,879	$3,936
Cash paid during year for income taxes	$4,769	$7,304	$3,153
Non-cash transactions:
Issuance of common stock for conversion of debt to equity	$—	$28,025	$—
Issuance of common stock and stock options in connection with acquisition of Fiberxon	$—	$78,783	$—
Deferred purchase price obligation in connection with acquisition of Fiberxon	$—	$31,500	$—
The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes to Financial Statements

December 31, 2008

1. Description of Business and Basis of Presentation

        MRV Communications, Inc. ("MRV" or "the Company") a Delaware corporation, conducts its business along three principal segments: the Network Equipment group, the Network Integration group and the Optical Components group. MRV's Network Equipment group designs, manufactures and sells equipment used by commercial customers, governments, aerospace, defense and telecommunications service providers. Products include switches, routers, physical layer products and out-of-band management products, specialized networking products and other applications including voice and cellular communication. The Europe-based Network Integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors as well as products developed and manufactured by the Network Equipment group. MRV's Optical Components segment provides optical communications components for metropolitan, access and Fiber-to-the-Premises applications through our wholly-owned subsidiary Source Photonics. MRV markets and sells its products worldwide through a variety of channels, including a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

        The Company has incurred net losses of $123.2 million, $19.1 million and $7.4 million in the years ended December 31, 2008, 2007 and 2006, respectively and has an accumulated deficit of $1.2 billion at December 31, 2008. At December 31, 2008, cash, cash equivalents, time deposits and marketable securities totaled $81.6 million. Management believes these existing funds will allow the Company to meet its future estimated capital needs. Should the Company fail to generate sufficient cash flow from operations or otherwise have the capital resources to meet future capital needs, it may seek to raise additional financing. There can be no assurance that any additional financing will be available on acceptable terms, or at all. Should this be the case, the ability to fund operations, satisfy obligations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures, could be significantly limited.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying financial statements include the accounts of MRV and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.

        The results of Fiberxon, now known as Source Photonics, have been included in the consolidated financial statements beginning with the acquisition date of July 1, 2007 (see Note 17 Acquisition).

Foreign Currency

        Transactions originally denominated in other currencies are converted into functional currencies in accordance with Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation ("SFAS No. 52"). Increases or decreases in the expected amount of cash flows upon settlement of the transaction caused by changes in exchange rates are recorded as foreign currency gains and losses and are included in other income (expense) in determining net income (loss).

        For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

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

Revenue Recognition

        MRV's major revenue-generating products consist of fiber optic components; switches and routers; console management; and physical layer products. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin ("SAB") No. 104. Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point", with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by us to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). In limited circumstances, certain distributors have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with SFAS No. 48. Revenue Recognition When Right of Return Exists. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns and potential price adjustments on an ongoing basis.

        Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. In Accordance with Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangements with Multiple Deliverables, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, we apply the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

        MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents, Time Deposits and Restricted Cash

        MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Cash balances and investments are maintained in qualified financial institutions, and at various times, such amounts are in excess of federal insured limits. Time deposits represent investments, which are restricted as to withdrawal or use based on maturity terms. Time deposits of $1.3 million and $6.1 million as of December 31, 2008 and 2007, respectively, are restricted by short-term obligations.

Marketable Securities

        MRV accounts for its marketable securities, which are available for sale, under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The original cost of MRV's marketable securities approximated fair market value as of December 31, 2008 and 2007. Unrealized gains at December 31, 2008 and 2007 were $64,000 and $7,000, respectively. Proceeds from sales of marketable securities were $8.7 million and $37.1 million for the years ended December 31, 2008 and 2007, respectively. Marketable securities mature at various dates through 2009.

        Marketable securities consisted of the following (in thousands):

December 31:	2008	2007
Corporate issues	$999	$6,402
U.S. government issues	11,296	—

Total	$12,295	$6,402

Accounts Receivable and Allowance for Doubtful Accounts

        MRV evaluates the collectability of accounts receivable based on a combination of factors. If we become aware of a customer's inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount we believe can be reasonably collected from the customer. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

        The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Charged to Cost and Expense	Other	Deductions	Balance at End of Period
December 31, 2006	$6,179	$1,287	$—	$(897)	$6,569
December 31, 2007	6,569	327	1,179	(1,424)	6,651
December 31, 2008	6,651	3,675	—	(1,300)	9,026

        During the year ended December 31, 2007, $1.2 million of the increase in allowance was recorded as a result of the opening balance of Fiberxon (See Note 17, Acquisition).

Inventories

        Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. At each balance sheet date, MRV evaluates the ending

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, we maintain reserves for excess and obsolete inventory and the inventory balances are reported net of reserves. If future demand or market conditions are less favorable than our projections, or if the market value falls below historical cost, a write down of inventory is made and reflected in cost of goods sold in the period the revision is made.

        Net inventories consisted of the following (in thousands):

December 31:	2008	2007 (Restated)
Raw materials	$36,997	$29,775
Work-in process	19,839	18,968
Finished goods	35,555	37,845

Total	$92,391	$86,588

Property and Equipment

        Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income (expense), net, in the accompanying Statements of Operations.

        Property and equipment consisted of the following (in thousands):

December 31:	2008	2007
Property and equipment, at cost
Machinery and equipment	$54,613	$47,494
Computer hardware and software	20,049	28,291
Leasehold improvements	8,780	7,315
Furniture and fixtures	6,870	6,077
Building	4,584	4,781
Construction in progress	4,454	3,103
Land	346	362

Total property and equipment, at cost	99,696	97,423
Less — accumulated depreciation and amortization	(74,207)	(72,913)

Total	$25,489	$24,510

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

        Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	1	10
Computer hardware and software	1	8
Leasehold improvements	1	12
Furniture and fixtures	1	15
Building	33	33

        Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $7.5 million, $6.2 million and $5.1 million, respectively.

Goodwill and Other Intangibles

        Goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV's annual impairment review date is October 1. Reviews for impairment are performed at three reporting units: the Network Integration group, the Optical Components group, and a component of the Network Equipment group comprising the U.S. divisions. Intangible assets that are determined to have definite lives are amortized over their useful lives (See Note 4, Goodwill and Other Intangible Assets).

Investments

        MRV accounts for investments in unconsolidated entities (See Note 2, Principles of Consolidation) under the provisions of Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and related interpretations. Unconsolidated investments, for which we do not have the ability to exercise significant influence over operating and financial policies, are accounted for under the cost method. We account for investments for which we have the ability to exercise significant influence over in terms of operating and financial policies, under the equity method. In general, all unconsolidated investments in which we own greater than 20% of the voting stock are accounted for under the equity method. Cost and equity method investments totaled $3.0 million as of both December 31, 2008 and 2007, and are included in non-current other assets in the accompanying Balance Sheets.

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

Impairment of Long-Lived Assets

        MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. We take into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no impairment losses on tangible assets for the years ended December 31, 2007 and 2006. In 2008, the Company recognized an impairment charge related to fixed assets in its Source Photonics subsidiary of $2.6 million.

Fair Value of Financial Instruments

        MRV's financial instruments, including cash and cash equivalents, time deposits, restricted cash, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair market value. The fair value of long-term debt obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-level hierarchy that prioritizes the use of observable inputs, such as quoted prices in active markets, and minimizes the use of unobservable inputs, to measure fair value. All of MRV's assets and liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. MRV adopted the provisions of SFAS No. 157, effective January 1, 2008, for its financial assets and liabilities and the adoption did not have a material impact on MRV's consolidated financial statements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 to January 1, 2009 with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

        In determining the fair value of its financial assets and liabilities, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

          Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

          Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

          Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

        The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

        The Company's available-for-sale securities comprise obligations of U.S. government agencies, corporate debt securities, mortgage backed and asset backed securities and other interest bearing securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of very similar securities. When observable price quotations are not available, cash flow models are used to incorporate benchmark yields and issuer spreads. Obligations of U.S. government agencies, corporate debt securities and other interest bearing securities are categorized in Level 1.

        The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair value measurement at reporting date using:
Assets:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance as of December 31, 2008
Short-term marketable securities	$12,295	$—	$—	$12,295

        There were no material re-measurements to fair value during the year ended December 31, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Liability for Severance Pay

        Under the laws of certain foreign jurisdictions, MRV is obligated to make severance payments to employees in those foreign jurisdictions on the basis of factors such as each employee's current salary and length of employment. The liability for severance pay is calculated as the amount that we would be required to pay if every employee were to separate as of the end of the period, and is recorded as part of other long-term liabilities.

Cost of Goods Sold

        Cost of goods sold includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.

Product Development and Engineering

        Product development and engineering costs are charged to expense as incurred.

Software Development Costs

        In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs when a

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

working model is completed. After technological feasibility is established, additional costs are capitalized.

        MRV believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.

Sales and Marketing

        Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising and tradeshow costs were $2.4 million, $2.3 million and $2.0 million, respectively.

Income Taxes

        Deferred income tax assets and liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Penalties and interest, if imposed, related to income taxes would be included in the tax provision.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive potential shares of Common Stock outstanding during the period. Dilutive potential shares of Common Stock primarily consist of employee stock options and warrants. For the year ended December 31, 2006, dilutive potential shares include the shares associated with MRV's outstanding 5% Convertible Notes issued in June 2003 ("2003 Notes").

        SFAS No. 128, Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by MRV, be treated as potential shares of Common Stock outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of income tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce income taxes payable are assumed to be used to repurchase shares.

        Net losses in the years ended December 31, 2008, 2007 and 2006, resulted in the calculation of net loss per share using basic weighted average shares outstanding of 157.3 million, 140.1 million and 120.9 million shares, respectively. Outstanding stock options and warrants to purchase 34.9 million, 9.6 million, 8.7 million shares for the years 2008, 2007 and 2006, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive. Shares associated with the 2003 Convertible Notes were anti-dilutive and excluded from the computation of diluted net loss per share for the year 2006.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

        As discussed in Note 14. Share-Based Compensation, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV's best estimates. Those estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 14. Share-Based Compensation for further discussion on stock-based compensation and assumptions used.

Recently Issued Accounting Standards

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. MRV adopted this statement on January 1, 2008 but did not apply the fair value option to any assets or liabilities upon adoption or during 2008. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition, results of operations or liquidity.

        In December 2007, the FASB issued SFAS No. 141(revised 2007) ("SFAS No. 141R"), which revises SFAS No. 141, Business Combinations, to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting standards. SFAS No. 141R applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. Earlier adoption is prohibited. MRV does not expect that the application of SFAS No. 141R will have a material impact on its financial condition, results of operations or liquidity.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This standard requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The impact of this statement will be a balance sheet reclassification of minority interests to stockholders' equity.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133. SFAS No 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and where the effects of derivative instruments and related hedged items are reported within the financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. MRV does not expect that the application of SFAS No. 161 will have a material impact on its financial condition, results of operations or liquidity.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements in conformity with GAAP. In June 2009, the FASB approved an Exposure Draft, FASB Accounting Standards Codification ("Codification") that will replace SFAS No. 162. The Codification will modify GAAP by establishing only two levels of GAAP: authoritative and non-authoritative. The Codification will become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for MRV beginning with its third quarter starting July 1, 2009. MRV does not expect that the application of SFAS No. 162 will have a material impact on its financial condition, results of operations or liquidity.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the statement focuses on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for MRV beginning with its third quarter starting July 1, 2009.

        In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that could lead to mandatory adoption of International Financial Reporting Standards ("IFRS") by U.S. issuers in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). The roadmap also contains proposed rule changes that would permit early adoption of IFRS by a limited number of eligible U.S. issuers beginning with filings in 2010. According to the roadmap, the SEC would make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS as well as the ongoing convergence efforts of the FASB and the IASB.

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

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements

Background of the Restatement

        These financial statements include a restated consolidated balance sheet as of December 31, 2007 and restated consolidated statements of operations, statements of stockholders' equity, and statements of cash flows for the years ended December 31, 2007 and 2006. The restated financial statements reflect the correction of accounting errors identified during an in-depth internal review and investigation into historical stock option granting practices and related accounting, non-stock option compensation arrangements, acquisition related accounting treatment and other accounting issues. MRV is also restating the unaudited quarterly financial data for the interim periods of 2007 and the unaudited quarterly financial data for the three months ended March 31, 2008 in Note 19. Quarterly Financial Data and unaudited condensed financial statements for the three months ended June 30, 2008 and for the three months ended September 30, 2008, which have not previously been filed with the SEC due to the pending restatement of historical financial statements, are also included in Note 19.

        The following tables summarize the impact of the restatement on MRV's previously reported financial statements (in thousands, except per share data):

Consolidated Statement of Operations

For the year ended December 31, 2007

	As previously reported	Adjustments	As restated
Revenue	$448,237	$—	$448,237
Cost of goods sold	320,264	486	320,750

Gross profit	127,973	(486)	127,487
Operating costs and expenses:
Product development and engineering	32,956	431	33,387
Selling, general and administrative	101,998	696	102,694
Impairment of goodwill and other intangibles	—	—	—
Amortization of other intangibles	1,906	—	1,906

Total operating costs and expenses	136,860	1,127	137,987

Operating loss	(8,887)	(1,613)	(10,500)
Interest expense	(3,968)	—	(3,968)
Cost of debt conversion	(4,899)	—	(4,899)
Other income (expense), net	2,979	1,200	4,179

Loss before income taxes	(14,775)	(413)	(15,188)
Provision for income taxes	3,853	53	3,906

Net loss	$(18,628)	$(466)	$(19,094)

Net loss per share:
Basic and diluted	$(0.13)	$(0.01)	$(0.14)
Weighted average number of shares:
Basic and diluted	140,104	—	140,104

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Consolidated Statement of Operations

For the year ended December 31, 2006

	As previously reported	Adjustments	As restated
Revenue	$356,489	$—	$356,489
Cost of goods sold	244,207	178	244,385

Gross profit	112,282	(178)	112,104
Operating costs and expenses:
Product development and engineering	28,187	182	28,369
Selling, general and administrative	87,539	1,003	88,542
Impairment of goodwill and other intangibles	52	—	52
Amortization of other intangibles	—	—	—

Total operating costs and expenses	115,778	1,185	116,963

Operating loss	(3,496)	(1,363)	(4,859)
Interest expense	(3,540)	—	(3,540)
Cost of debt conversion	—	—	—
Other income (expense), net	5,386	(920)	4,466

Loss before income taxes	(1,650)	(2,283)	(3,933)
Provision for income taxes	3,865	(415)	3,450

Net loss	$(5,515)	$(1,868)	$(7,383)

Net loss per share:
Basic and diluted	$(0.05)	$(0.01)	$(0.06)
Weighted average number of shares:
Basic and diluted	120,902	—	120,902

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Consolidated Balance Sheet

As of December 31, 2007

	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$72,474	$—	$72,474
Short-term marketable securities	6,402	—	6,402
Time deposits	6,055	—	6,055
Accounts receivable, net	128,368	—	128,368
Inventories	86,676	(88)	86,588
Deferred income taxes	838	1,094	1,932
Other current assets	25,370	(314)	25,056

Total current assets	326,183	692	326,875
Property and equipment, net	24,510	—	24,510
Goodwill	137,371	(8,874)	128,497
Deferred income taxes	907	(907)	—
Long-term marketable securities	1,442	—	1,442
Intangibles, net	11,994	—	11,994
Other assets	5,097	550	5,647

Total assets	$507,504	$(8,539)	$498,965

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$28,931	$—	$28,931
Deferred consideration payable	30,561	—	30,561
Accounts payable	82,927	—	82,927
Accrued liabilities	38,902	(1,618)	37,284
Deferred revenue	9,203	—	9,203
Other current liabilities	7,766	(41)	7,725

Total current liabilities	198,290	(1,659)	196,631
Convertible notes	—	—	—
Other long-term liabilities	9,322	(1,706)	7,616
Minority interest	5,193	(397)	4,796
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—	—
Common stock	267	—	267
Additional paid-in capital	1,344,661	54,969	1,399,630
Accumulated deficit	(1,055,552)	(69,883)	(1,125,435)
Treasury stock	(1,352)	—	(1,352)
Accumulated other comprehensive income (loss)	6,675	10,137	16,812

Total stockholders' equity	294,699	(4,777)	289,922

Total liabilities and stockholders' equity	$507,504	$(8,539)	$498,965

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Consolidated Statement of Cash Flows

For the year ended December 31, 2007

	As previously reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(18,628)	$(466)	$(19,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,335	—	8,335
Share-based compensation expense	3,906	1,365	5,271
Provision for doubtful accounts	327	—	327
Deferred income taxes	(1,312)	170	(1,142)
(Gain) loss on disposition of property and equipment	(37)	—	(37)
Cost of debt conversion	4,899	—	4,899
Minority interests' share of income	(55)	(370)	(425)
Changes in operating assets and liabilities, net of effects from acquisitions:
Time deposits	(2,929)	—	(2,929)
Accounts receivable	(6,851)	—	(6,851)
Inventories	(4,978)	112	(4,866)
Other assets	(2,394)	312	(2,082)
Accounts payable	11,719	—	11,719
Accrued liabilities	3,866	(550)	3,316
Income taxes payable	—	(41)	(41)
Deferred revenue	1,168	—	1,168
Other current liabilities	(5,657)	(394)	(6,051)

Net cash used in operating activities	(8,621)	138	(8,483)
Cash flows from investing activities:
Purchases of property and equipment	(7,867)	—	(7,867)
Proceeds from sale of property and equipment	167	—	167
Fiberxon acquisition, net of cash acquired	(19,886)	—	(19,886)
Proceeds from sale of equity method investment	—	—	—
Purchases of investments	(19,050)	—	(19,050)
Proceeds from sale or maturity of investments	37,073	—	37,073
Purchase of minority interest	—	—	—

Net cash provided by (used in) investing activities	(9,563)	—	(9,563)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,060	—	2,060
Borrowings on short-term obligations	67,268	—	67,268
Payments on short-term obligations	(70,934)	—	(70,934)
Borrowings on long-term obligations	148	—	148
Payments on long-term obligations	(282)	—	(282)
Other long-term liabilities	(294)	294	—

Net cash provided by (used in) financing activities	(2,034)	294	(1,740)
Effect of exchange rate changes on cash and cash equivalents	970	(432)	538

Net increase (decrease) in cash and cash equivalents	(19,248)	—	(19,248)
Cash and cash equivalents, beginning of year	91,722	—	91,722

Cash and cash equivalents, end of year	$72,474	$—	$72,474

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Consolidated Statement of Cash Flows

For the year ended December 31, 2006

	As previously reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(5,515)	$(1,868)	$(7,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,446	—	5,446
Share-based compensation expense	3,442	1,601	5,043
Provision for doubtful accounts	1,225	62	1,287
Deferred income taxes	(1,346)	430	(916)
(Gain) loss on disposition of property and equipment	(467)	—	(467)
Gain on sale of equity method investment	(50)	—	(50)
Minority interests' share of income	98	132	230
Impairment of goodwill and other intangibles	52	—	52
Changes in operating assets and liabilities:
Time deposits	666	—	666
Accounts receivable	3,743	383	4,126
Inventories	(15,849)	76	(15,773)
Other assets	(5,260)	(548)	(5,808)
Accounts payable	(1,518)	—	(1,518)
Accrued liabilities	(952)	179	(773)
Income tax payable	—	642	642
Deferred revenue	1,189	—	1,189
Other current liabilities	3,374	329	3,703

Net cash used in operating activities	(11,722)	1,418	(10,304)
Cash flows from investing activities:
Purchases of property and equipment	(5,454)	—	(5,454)
Proceeds from sale of property and equipment	509	—	509
Proceeds from sale of equity method investment	100	—	100
Purchases of investments	(43,750)	—	(43,750)
Proceeds from sale or maturity of investments	17,950	—	17,950
Purchase of minority interest	(50)	—	(50)

Net cash provided by (used in) investing activities	(30,695)	—	(30,695)
Cash flows from financing activities:
Net proceeds from issuance of common stock	72,326	—	72,326
Borrowings on short-term obligations	107,331	—	107,331
Payments on short-term obligations	(114,162)	—	(114,162)
Borrowings on long-term obligations	—	—	—
Payments on long-term obligations	(340)	—	(340)
Other long-term liabilities	329	(329)	—

Net cash provided by (used in) financing activities	65,484	(329)	65,155
Effect of exchange rate changes on cash and cash equivalents	671	(1,089)	(418)

Net increase (decrease) in cash and cash equivalents	23,738	—	23,738
Cash and cash equivalents, beginning of year	67,984	—	67,984

Cash and cash equivalents, end of year	$91,722	$—	$91,722

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

        The following tables show the detail of the adjustments to the statements of operations for each line item by restatement issue, each of which is discussed in more detail below (in thousands):

Years ended December 31:	2007	2006
Cost of goods sold:
Share-based compensation expense	$79	$85
Compensation arrangements with TurnKey	274	118
Other adjustments	133	(25)

Total adjustment to cost of goods sold	486	178

Product development and engineering:
Share-based compensation expense	296	182
Accumulated other comprehensive income and other adjustments	135	—

Total adjustment to product development and engineering	431	182

Selling, general and administrative:
Share-based compensation expense	204	481
Compensation arrangements with Turnkey	—	169
Compensation arrangements with EDSLan	678	695
Non-payroll bonuses to foreign subsidiaries	98	91
Accumulated other comprehensive income and other adjustments	(284)	(433)

Total adjustment to selling, general and administrative	696	1,003

Other income (expense):
Non-payroll bonuses to foreign subsidiaries	55	44
Minority interest	51	(943)
Accumulated other comprehensive income and other adjustments	1,094	(21)

Total adjustment to other income (expense)	1,200	(920)

Provision for income taxes:
Tax effect of compensation arrangements with EDSLan	(50)	82
Tax effect of non-payroll bonuses to foreign subsidiaries	(97)	(95)
Tax effect of minority interest adjustments	(210)	(812)
Other adjustments	410	410

Total adjustment to provision for income taxes	53	(415)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

        The following table shows the cumulative impact of the adjustments, by issue, on the balance sheet at December 31, 2007 (in thousands):

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to Foreign Subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of December 31, 2007
Assets
Current assets:
Inventories	$—	$—	$—	$—	$—	$—	$—	$—	$(88)	$(88)
Deferred income taxes	—	—	110	—	636	—	—	—	348	1,094
Other current assets									(314)	(314)

Total current assets	—	—	110	—	636	—	—	—	(54)	692
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	(5,038)	(8,874)
Deferred income taxes	—	—	—	—	103	—	—	—	(1,010)	(907)
Other assets	—	—	—	—	727	—	—	—	(177)	550

Total assets	$—	$(1,515)	$110	$(1,710)	$1,466	$352	$(963)	$—	$(6,279)	$(8,539)

Liabilities and stockholders' equity Current liabilities:
Accrued liabilities	$295	$419	$935	$—	$2,058	$918	$—	$—	$(6,243)	$(1,618)
Other current liabilities	—	—	—	—	—	—	—	—	(41)	(41)

Total current liabilities	295	419	935	—	2,058	918	—	—	(6,284)	(1,659)
Other long-term liabilities									(1,706)	(1,706)
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,064)	244	(397)
Commitments and contingencies										—
Stockholders' equity:
Additional paid-in capital	74,127		1,206			4,665	(4,717)	(1,299)	(19,013)	54,969
Accumulated deficit	(74,422)	(1,934)	(2,031)	(1,710)	(592)	(3,896)	2,232	3,916	8,554	(69,883)
Accumulated other comprehensive income (loss)	—	—	—	—		(36)	(1,200)	(553)	11,926	10,137

Total stockholders' equity	(295)	(1,934)	(825)	(1,710)	(592)	733	(3,685)	2,064	1,467	(4,777)

Total liabilities and stockholders' equity	$—	$(1,515)	$110	$(1,710)	$1,466	$352	$(963)	$—	$(6,279)	$(8,539)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

For the year ended December 31, 2007	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Non payroll bonuses to Foreign Subsidiaries	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustments
Cash flows from operating activities:
Net loss	$(579)	$(274)	$(628)	$54	$261	$700	$(466)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	579	—	519	—	—	267	1,365
Deferred income taxes	—	—	(50)	(97)	109	208	170
Minority interests' share of income	—	—	—	—	(370)	—	(370)
Changes in operating assets and liabilities:
Inventories	—	—	—	—	—	112	112
Other assets	—	—	—	(342)	—	654	312
Accrued liabilities	—	274	159	385	—	(1,368)	(550)
Income tax payable	—	—	—	—	—	(41)	(41)
Other current liabilities	—	—	—	—	—	(100)	(100)

Net cash used in operating activities	—	—	—	—	—	432	432
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(432)	(432)

For the year ended December 31, 2006	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Non payroll bonuses to Foreign Subsidiaries	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustments
Cash flows from operating activities:
Net loss	$(748)	$(287)	$(777)	$48	$(131)	$27	$(1,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	748	—	853	—	—	—	1,601
Provision for doubtful accounts	—	—	—	—	—	62	62
Deferred income taxes	—	—	82	(95)	—	443	430
Minority interests' share of income	—	—	—	—	131	1	132
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	—	—	383	383
Inventories	—	—	—	—	—	76	76
Other assets	—	—	—	(386)	—	(162)	(548)
Accrued liabilities	—	287	(158)	433	—	(383)	179
Income tax payable	—	—	—	—	—	642	642

Net cash used in operating activities	—	—	—	—	—	1,089	1,089
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(1,089)	(1,089)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

        In May 2008, management discovered documentation indicating possible back-dating of stock options and incorrect accounting treatment for certain historical transactions. Management presented its preliminary findings to MRV's Board of Directors, which established a Special Committee to investigate these concerns. The Special Committee consisted of three independent members of the Board who engaged independent outside legal counsel and forensic accountants to assist in the investigation. On June 5, 2008, the Company issued a press release and filed a Form 8-K announcing the formation of the Special Committee and the Company's determination that its financial statements and the related reports of MRV's independent registered public accountants, earnings releases, and similar communications previously issued by MRV should not be relied upon as a consequence of the pending restatement of its historical financial statements.

        The Special Committee was assigned to review the Company's historical stock option practices and related accounting as well as other issues. Once documentation obtained by the Special Committee was made available to the Company, management began a detailed review of the Company's a) historical stock option granting practices and related accounting, b) non-stock option compensation arrangements, and c) acquisition related accounting treatment and other accounting issues.

        Following is a table showing the restatement effect of each issue discussed below on the Company's accumulated deficit at December 31, 2005 and net income for the years ended December 31, 2006 and 2007 (in thousands):

Years Ended December 31:	2007	2006	Cumulative Amount at December 31, 2005
Share-based compensation expense (including payroll tax adjustment)	$(579)	$(748)	$(73,095)
Compensation arrangements with Turnkey	(274)	(287)	(1,373)
Compensation arrangements with EDSLan	(628)	(777)	(626)
Compensation arrangements with Interdata	—	—	(1,710)
Non payroll bonuses to foreign subsidiaries	54	48	(694)
Purchase accounting for EDSLan	—	—	(3,896)
Purchase accounting for Tecnonet	—	—	2,232
Minority interest	261	(131)	3,786
Accumulated other comprehensive income and other adjustments	700	27	7,827

Total	$(466)	$(1,868)	$(67,549)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Review of Historical Stock Option Granting Practices and Related Accounting

        The Company's stock option review covered the Company's entire option granting history from its first grant on February 23, 1994 to its last grant on May 1, 2008 (the "Review Period"), including a detailed review of the Company's option grant procedures and available grant documentation. In order to facilitate the review of all stock options granted during the Review Period, the grants were grouped into the following three time-based categories:

Category	Number of grant dates	Number of individual grants	Number of underlying shares
Pre-1998 Grants	26	238	6,849,685
1998 up to Post-SOX Grants (March 30, 2004)	108	4,485	24,122,291
Post SOX Grants (March 31, 2004 and after)	35	2,719	13,393,887

Total	169	7,442	44,365,863

        Over the Review Period, the Company's process for awarding and documenting option grants changed several times. The most substantial changes occurred in March 2004 when the Company adopted new procedures in compliance with the Sarbanes-Oxley Act ("SOX"). The investigation found that the new procedures implemented for SOX compliance, including the use of predetermined grant dates, eliminated the ability to select grant dates based on historical prices.

        The investigation revealed that prior to March 31, 2004, the Company's stock option granting process was informal and poorly documented. Option Grants in the pre-SOX period were determined through two informal, separate and contemporaneous processes. One process was to determine the list of recipients and the number of options each would receive and the other process was to determine the grant date. These processes were completed as part of the quarterly reporting cycle. The investigation revealed that grant dates were frequently chosen with the benefit of hindsight during the pre-SOX period.

        Under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), the measurement date for a stock option grant is the first date when both the number of options that an individual employee is entitled to receive and the exercise price is known with finality. Accordingly, the grant date used by the Company to account for these options was not the measurement date under APB 25 and additional compensation expense equal to the intrinsic value (the excess of the fair value of the underlying stock over the exercise price of the option) on the measurement date should have been recognized over the vesting period. In the originally reported financial statements, no compensation expense was recorded under APB 25 when the strike price was equal to the stock price on the date of grant because the grant date was used as the measurement date. In order to determine the adjustments needed for the restated financial statements, management gathered and reviewed all available information on a grant by grant basis that might indicate the appropriate measurement date. Relevant documentation for many grants was not found due to several factors including a) the lack of careful record keeping at the time, b) relevant information was not originally considered important to retain, c) the system for tracking stock option grants prior to August 2002 was not centralized or sophisticated, and d) some of the grants occurred many years ago. As a result, it was necessary to consider a variety of factors in determining the appropriate measurement date in order to correct the accounting for each option grant in the restatement.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

        For the period prior to late 2000, the stock option administration was decentralized. The Company had multiple stock option plans and the administration was done by multiple people at different locations, generally using spreadsheets to track the grants. In August 2002, the Company implemented an electronic option tracking and administrative software program to replace the manual spreadsheet process and centralize all of the stock option administration.

        The post-SOX period began on March 31, 2004. Generally, with limited exceptions, the procedures implemented for SOX compliance were effective at ending the practice of selecting grant dates with hindsight. However other measurement date errors did occur, generally related to the finalization of the number of options awarded to particular recipients after the stated grant date.

Types of Adjustments

        As a result of the stock option adjustments, the Company has recorded, as appropriate, additional pre-tax share-based compensation, net of forfeitures, of $74.1 million for the years 1994 through 2007 under APB 25 and related interpretations and under SFAS No. 123(R), Share Based Payment ("SFAS No. 123R"). In addition to adjustments for revised measurement dates, the Company also recorded additional adjustments to account properly for certain modifications, acquisition grants, and grants made to non-employees, which are discussed further below. The adjustment to the cumulative compensation expense through December 31, 2007, by type of adjustment, is shown in the following table (in thousands):

Revised measurement dates, excluding acquisition and non-employee grants	$36,535
Repricings and other modifications	25,721
Acquisition grants	10,344
Non-employee grants	1,545

Total adjustment	$74,145

        As discussed in the Share-Based Compensation Related Tax Adjustments section below, the Company also recorded net payroll tax, penalties, interest and withholding tax adjustments of $0.3 million during this period.

Measurement Date Determination

        APB 25 defines the Measurement Date as the first date on which are known both the number of options that an individual employee is entitled to receive and the exercise price. The Company adopted SFAS 123R on January 1, 2006. Under SFAS 123R, compensation expense is recognized for the fair value of the stock based compensation on the grant date. Under SFAS 123R, the grant date is the date on which the employee and employer reach a mutual understanding of the key terms and conditions of the award and all required approvals have been obtained. Management reviewed available documentation concerning grants and determined that signed Board minutes or written consents that specifically referenced the approval of grants (including the recipient, the number of underlying shares and the exercise price) in exhibits when the date of the action could be objectively verified (for example, through email or fax header dates) ("Approval Documentation") represented the best evidence of the

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

finality of grant approval. Where Approval Documentation was available, the Company relied on it to confirm the grant date originally recorded by the Company or to determine the appropriate measurement date for the grant. The Company was able to rely on Approval Documentation to determine the measurement date for several grants in the pre-1998 time period, and a majority of grants made from April 1, 2004 to the most recent grant date of May 1, 2008; however, Approval Documentation was not available during the intervening period because the Company's stock option granting practice during this period did not include preparing minutes or written consents with a list of grants by recipient on or before the grant date.

        Where Approval Documentation was not available, the Company used other evidence of measurement dates including internal memoranda in electronic form documenting options grants, emails, faxes, handwritten notes and other documentation relevant to determining a measurement date or indicating previously approved grants ("Grant Documentation"). In some cases this Grant Documentation did not indicate a measurement date with certainty and the Company applied judgment to determine the appropriate measurement date using the Grant Documentation available. In the absence of Approval Documentation or other Grant Documentation indicating a specific measurement date, the Company determined the first date at which the number of shares and exercise price must have been known with finality (the "Outside Date") based on all available evidence.

        Sometimes a document or other information was available that, although not instructive to a specific measurement date, indicated an Outside Date. For example, the date a Form 5 was filed for an officer or director after year end would be an Outside Date for the grants listed on that Form 5, or a list known to have been created by a particular date, such as a list with a fax header or a spreadsheet attached to an email would provide an outside date for the grants on that list. For grants after the Company began using the option tracking and administrative software program, the Company was able to use the record added date recorded by the software as an Outside Date. Finally, the Company used the quarterly earnings release date (the Release Date) as an Outside Date for the options granted during that quarter. The Company decided that the use of the Release Date was appropriate because information collected during the investigation indicated that the processes of finalizing a list of grant recipients and setting the exercise price were part of the quarterly financial reporting process which was substantially complete by the Release Date. When Approval Documentation or Grant Documentation indicating the precise measurement date was not available, the Company used the earliest Outside Date determined for that grant.

        Management performed an analysis of all grants made during the Review Period resulting in the selection of new measurement dates for 4,412 grants representing 28,201,102 shares. In all such cases the new measurement date occurs after the originally recorded date. Since the company had less Approval Documentation or Grant Documentation available in the earlier time periods, a larger portion of those measurement dates were determined using Outside Dates. The Company used Outside Dates as the revised measurement dates for 70% of the options granted in the pre-1998 time period, 34% of options granted in the 1998 to Post-SOX time period, and 7% of grants in the Post-SOX time period. In total, Outside Dates were used to determine $82.5 million of the total $210.0 cumulative compensation expense recognized in the restated financial statements from 1994 to 2007.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Repricings and Other Grant Modifications Not Previously Recorded

        The Company determined that modifications had been made to certain grants that had not been historically accounted for in accordance with accounting principles generally accepted in the United States (GAAP). The Company identified instances where modifications to grants effectively renewed or extended the life of the grants or that accelerated the vesting of options in connection with an individual's termination of employment. The Company has recorded $4.0 million in additional compensation expense related to these types of modifications. The Company also identified certain grants that were modified to alter the grant date exercise price through a direct repricing of the grant or a cancellation of the grant and issuance of a replacement grant at a lower exercise price. The proper accounting for repriced options require that the grants be remeasured each reporting date from the date of the repricing until they are exercised, forfeited, or expired. These repriced grants were not originally recorded properly. Accordingly, the Company has recorded an additional $21.7 million in compensation expense, net of forfeitures, for these repricings in the restated financial statements. Together, the adjustments necessary to correct the previously issued financial statements for repricings and other modifications totaled $25.7 million.

Acquisition Grants

        In connection with several acquisitions made during 2000 and 2001, the Company issued 3,768,000 stock options to employees of the newly acquired companies. The purchase agreements for these acquisitions specified that the number of options that would be granted to the employees would be the number of options needed to provide the employees with a specified amount of deferred compensation based on the average stock price for a period at or near the execution of the definitive agreement (or in some cases the closing date) and a specified exercise price. The Company had incorrectly used the deferred compensation specified in the purchase agreements rather than the amount calculated using the actual number of stock options issued and the closing stock price on the measurement date. In many cases, the list of grant recipients was not finalized until several months after the closing of the acquisition. In addition, the Company had incorrectly accounted for stock options issued in connection with three acquisitions as exchanges of awards held by employees of the acquired entities, and included the fair value of such options as part of the purchase price in both instances. As a result, an aggregate of $20.5 million of compensation expense was incorrectly recorded as goodwill at the acquisition dates. The Company has recorded correcting adjustments to increase compensation expense for two acquisitions by a total of $25.4 million, and to decrease compensation expense for four acquisitions by a total of $15.1 million, for a net increase of $10.3 million in the restated financial statements.

Grants to Non-Employees

        Stock option grants were made to outside consultants under contractual arrangements with MRV. At the time of grant, these individuals did not meet the IRS Ruling 87-41 definition of an employee. These grants have been restated to be accounted for as non-employee grants under the relevant accounting literature at the time. The fair value of grants to non-employees is expensed in the period in which the non-employee provides goods or services to the Company. The aggregate restated compensation expense resulting from the adjustment of measurement dates for these grants is $1.5 million, net of forfeitures, in the restated financial statements.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Share-Based Compensation Related Tax Adjustments

        Based on measurement date changes resulting from our options review, certain grants of stock options made during the Review Period were priced below fair market value on the revised measurement date, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options ("ISOs"), requiring pricing at no less than fair market value on the date of grant, should have been classified as non-qualified stock options. The Company did not withhold federal income taxes, state income taxes, FICA or Medicare on the options that were issued as ISOs that should have been treated as non-qualified stock options. To reflect correctly these exercises in the restated financial statements, the Company accrued payroll tax, penalty, and interest expenses related to non-qualified stock options originally classified as ISOs in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction of expense. The statute of limitations has expired with respect to all exercises prior to December 31, 2005, which represents the vast majority of the exercises of non-qualified stock options originally classified as ISOs.

        MRV recorded deferred tax assets as a result of the share-based compensation expense recorded through the restatement based on unexercised and uncanceled nonqualified stock options at the end of each reporting period. The recognized tax benefit related to affected stock options granted to officers could be limited, in certain instances, due to the potential non-deductibility of the related expenses under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. This limitation did not have an impact on the Company.

        Section 409A of the Code imposes additional taxes on our employees for stock options granted with an exercise price lower than the fair market value on the date of grant for all options or portions of options that vest after December 31, 2004. As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date. The Company had a withholding obligation related to the Section 409A compensation from these options, the impact of which is included in the pre-tax payroll-related tax expense adjustments.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

        Following is the financial statement impact of the restatement on previously reported share-based compensation expense, including income tax impact by year, (in thousands):

Year Ending December 31:	Restated share-based compensation expense	As reported share-based compensation expense	Pre-tax share-based compensation expense adjustments	Pre-tax payroll related tax expense (benefit) adjustments	Total pre-tax impact	Related income tax expense (benefit) adjustments	Net after-tax adjustments
1994	$18	$—	$18	—	$18	$—	$18
1995	1,021	—	1,021	51	1,072	—	1,072
1996	5,430	—	5,430	874	6,304	—	6,304
1997	3,660	—	3,660	1,428	5,088	—	5,088
1998	5,709	—	5,709	599	6,308	—	6,308
1999	10,267		10,267	4,226	14,493	—	14,493
2000	110,850	59,941	50,909	27,956	78,865	—	78,865
2001	54,414	69,831	(15,417)	4,926	(10,491)	—	(10,491)
2002	5,684	6,604	(920)	342	(578)	—	(578)
2003	1,900	(8,098)	9,998	(4,655)	5,343	—	5,343
2004	2,429	188	2,241	(35,391)	(33,150)	—	(33,150)
2005	48	—	48	(225)	(177)	—	(177)

Cumulative amount at December 31, 2005	201,430	128,466	72,964	131	73,095	—	73,095
2006	4,110	3,442	668	80	748	—	748
2007	4,419	3,906	513	66	579	—	579

Cumulative amount at December 31, 2007	$209,959	$135,814	$74,145	$277	$74,422	$—	$74,422

Review of Non-Stock Option Compensation Arrangements

        Adjustments were made to the restated financial statements to correct for errors in accounting for compensation arrangements with managers and employees of certain foreign subsidiaries.

Compensation Arrangements with Turnkey

        In 1998, the Company founded a Swiss subsidiary, Turnkey Communications AG ("TurnKey"), and at that time entered into agreements with its key managers whereby the managers were granted rights to receive shares of TurnKey common stock, and upon exercise of such rights, the Company was required to repurchase such shares and the managers were required to sell them to the Company. The agreements provided a formula to calculate the repurchase price for the shares based on the revenue of TurnKey during the four quarters preceding the exercise. Since the net result of these transactions was a cash payment to the managers rather than a change in ownership, the Company has now determined that the substance of these agreements was a compensation arrangement for the managers and not an

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

equity transaction. The Company previously did not account for these agreements until exercises were made by the option holders. Under these arrangements, the Company should have recorded a liability equal to the required payment if the rights had been exercised as of the balance sheet date, and recorded compensation expense for the changes in the liability between balance sheet dates. The Company recorded adjustments to reflect properly this liability and the related compensation expense for this arrangement in the restated financial statements.

Compensation Arrangements with EDSLan

        The Company had an annual profit sharing arrangement beginning in 2001 with the managing directors of EDSLan S.r.l., a subsidiary located in Italy, which provided for a cash bonus payment based on the adjusted net income of EDSLan during the year. The restated financial statements include adjustments to correct several errors in the accounting for the profit sharing arrangement. In some years, the expense was not accrued in the year it was earned, and instead was recognized when paid. In several years the bonus amount was calculated incorrectly. In 2004, the bonus was not accrued at year end, and in 2005 the liability was settled through the issuance of 100,000 shares of the Company's Common Stock that were restricted for one year. The expense was recognized for the fair value of the stock at the time it was issued. However, the Company had guaranteed that the value of the shares would be sufficient to cover the liability by the end of the restriction period, and this element of the arrangement was not properly recorded. In 2005 and 2006, the bonus amounts were not accrued at year end and correcting adjustments were made in restated financial statements to reflect the expense and liability related to these bonuses. In each of 2006 and 2007, the Company granted the managing directors 330,000 stock options under an agreement that the stock options would settle the liability for 2005 and 2006, respectively, to the extent they resulted in realized gains to the recipients. At December 31, 2007, the options were still outstanding, the exercise price exceeded the fair value of the stock, and the bonus liability remained outstanding. The fair value of the stock options was expensed over the one year vesting period.

        The Company recorded adjustments to reflect properly this liability and the related compensation expense for this arrangement in the restated financial statements. The related compensation expense is included in Selling, General, and Administrative expense.

Compensation Arrangements with Interdata

        In 1997, MRV acquired 100% of Interdata, a subsidiary in France. Following the acquisition, the Company created a holding company between MRV and Interdata and issued shares representing 30% of the holding company to the managers of Interdata under the terms of a Shareholders' Agreement. The managers had the right to put the shares back to MRV at a price determined by a formula based on the revenue growth from 1997. These shares were put back to MRV in 2002 and 2003 and the Company paid approximately $1.7 million in accordance with the formula set forth in the Shareholders' Agreement. These payments were originally treated as purchases of a minority interest in Interdata, and no compensation expense was recognized. This arrangement should have been treated as a stock based compensation arrangement under APB 25, and the $1.7 million payment should have been recorded as an expense in the period from 1997 to 2003. To correct this error, the Company recorded an adjustment to increase accumulated deficit and decrease goodwill by this amount.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

Non-Payroll Bonuses to Foreign Subsidiaries

        During the period from 2002 through 2007, the Company made cash bonus payments in U.S. dollars directly to several employees of three foreign subsidiaries. The bonus payments totaled $2.7 million and were generally recognized in the proper period. However, these bonus amounts should have been recorded in local currency and paid by the foreign subsidiaries through their payroll system. In addition, the Company has restated certain segment data in 2006 and 2007 for these adjustments because the bonus amounts were incorrectly included in the corporate unallocated operating expenses rather than being included in the applicable segment's results. The Company did not report such payments to the IRS and did not withhold or pay foreign taxes on such amounts. The Company has worked with the affected employees and foreign subsidiaries to correct the foreign tax deficiencies and has recorded additional expenses to reflect the Company's tax liability in the years the payments were made. In addition, the Company recorded $1.8 million in 2008, and will report $0.8 million in 2009, of additional compensation expense related to bonuses to be paid to the impacted employees to allow them to pay the taxes due on the original bonuses.

Acquisition Related Accounting Treatment and Other Accounting Issues

        Adjustments were made to the restated financial statements to correct for errors in accounting for acquisitions of and subsequent accounting treatment for minority interests in subsidiaries. In addition, adjustments were made to correct for several entries improperly recorded to accumulated other comprehensive income.

Acquisition Accounting for EDSLan

        In 1996, the Company acquired a 50% equity interest in EDSLan for cash and warrants totaling $4.7 million. The Company did not originally account for the value of the warrants, which led to an understatement of the purchase price of approximately $3.7 million. In addition, the Company and the principals of EDSLan entered into additional agreements in May 1997 to purchase the remaining 50% of EDSLan at certain times in 1997, 1999, 2000 and 2001. The payments due in each installment comprised three elements. The first element was a fixed payment of $500,000 per 10% interest ($2.5 million total). The second element was a distribution of net income which corresponded to the minority interest (i.e., 50% of 1996 net income, 40% of 1997 net income, 30% of 1998 net income, 20% of 1999 net income, and 10% of 2000 net income). The third element was determined by a formula based on the revenues of the year immediately preceding the payment. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company determined that a) the first element related to additional purchase price, and the Company should have adjusted the minority interest liability to $2.5 million when the agreement was signed in 1997, b) the second element represented the minority interest share in net income, which totaled $1.0 million, and should have been treated as minority interest expense, net of taxes, and c) the third element, which totaled $3.9 million, should have been treated as compensation expense. Subsequent to the original agreements, the parties agreed that the Company would not purchase the final 10% from the EDSLan principals. As part of this agreement, the Company issued a put option allowing one of the EDSLan principals to sell 3.33% of EDSLan to the Company for $0.9 million. This amount is included in minority interest liability. This agreement has been extended to December 31,

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

2009. The Company incorrectly accounted for these cash payments and warrants by understating goodwill and related amortization through December 31, 2002 when SFAS No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142") was adopted. The Company adjusted the restated financial statements to reflect correcting entries to selling, general, and administrative expenses, goodwill, paid-in capital, minority interests, accumulated deficit, and other comprehensive income (loss).

Acquisition Accounting for Tecnonet

        In December 1997, the Company acquired a 50% equity interest in Tecnonet for $2.4 million, and in 1999 acquired an additional 10% of the outstanding shares of Tecnonet for $0.6 million. The Company did not properly account for the purchase of Tecnonet, related goodwill and minority interest liability. The accompanying restated financial statements reflect adjustments to goodwill, minority interest additional paid in capital, accumulated deficit, and accumulated other comprehensive income ("AOCI") related to correcting the original acquisition accounting of Tecnonet.

Minority Interest

        The Company reviewed its historical accounting for minority interests in its subsidiaries and discovered errors in the determination of the percentage of the subsidiaries' net book value and pre-tax income that was attributable to the minority interest and errors in the method of calculating the minority interest expense. Adjustments were made to the restated income financial statements to correct these errors.

Accumulated Other Comprehensive Income (Loss) and Other Adjustments

        The Company reviewed the accumulated balance in AOCI and identified amounts that had been improperly recorded to AOCI, which should have been recognized in the statement of operations in prior periods, and adjusted those amounts accordingly. The restated balance in AOCI is comprised of gains and losses resulting from converting foreign currency subsidiaries to U.S. dollars as required by SFAS No. 52 and unrealized gains and losses on available for sale securities as required by SFAS No. 115. AOCI at December 31, 2005 as originally reported included unrealized losses amounting to $3.4 million that should have been recognized in operations in 2002 as a result of the sale of certain Asian subsidiaries. These amounts related to the cumulative losses on translation of the subsidiary's foreign currency financial statements, and should have been realized in the statement of operations upon disposition of the subsidiary. In addition, prior to 2006, goodwill in our foreign subsidiaries was not pushed down to the subsidiary, and the balances were not translated along with the other assets and liabilities using the current rate method. Goodwill as of December 31, 2005 should have been $5.5 million higher than previously reported as a result of converting goodwill to U.S. dollars at the then current translation rate, with an offsetting credit to AOCI. In some cases, entries to AOCI were posted to eliminate unreconciled intercompany accounts or investments in subsidiaries that were not in proper balance with the underlying equity of the subsidiary. The Company has recorded an adjustment of $8.9 million to correct errors in accumulated losses which had previously been reflected in the balance of AOCI as of December 31, 2005 due to unreconciled intercompany balances.

        The Company identified certain errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were previously not considered by management to be material to

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

3. Restatement of Financial Statements (Continued)

the consolidated financial statements. We recorded corrections of these errors, including adjustments to properly translate goodwill and other assets related to foreign subsidiaries, the true-up of certain receivables, inventory and tax reserves, correction to inventory costs, and miscellaneous other adjustments. In addition, we adjusted accumulated deficit by $20.5 million to reverse the impairment of goodwill that was recorded in error related to deferred stock compensation as discussed above under the heading "Acquisition Grants".

4. Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142 goodwill and intangible assets with indefinite lives are measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives are amortized over their useful lives.

        The following table summarizes the changes in carrying value of goodwill (in thousands):

December 31:	2008	2007 (Restated)
Beginning balance	$128,497	$32,512
Purchase of Fiberxon	—	93,879
Purchase of minority Interest	—	—
Impairment	(100,250)	—
Foreign currency translation	(1,210)	2,106

Total	$27,037	$128,497

        Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets. MRV performs the annual impairment test as of October 1 each year. A two-step test is used to identify the potential impairment and to measure the amount of the impairment, if any. The first step is based upon a comparison of the fair value of each of the Company's reporting units, as defined, and the carrying value of each reporting unit's net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired; otherwise goodwill is impaired and the loss is measured by performing step two of the test. Under step two the fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the assets of the reporting unit, is compared to the carrying value of goodwill. The excess of the carrying value of goodwill over the implied fair value represents the amount of goodwill which is impaired.

        MRV used an Income Approach—Discounted Cash Flow model to calculate the estimated fair value of the reporting units. Discounted cash flows were compiled using cash forecasts for each reporting unit, consistent with data obtained from industry analysts and internal consultations. The forecasts used a combination of past results, current and future economic factors, the Company's strategy for the future, strategic growth by geographic operating units, as well as feedback received as to analysts' expectations and industry reports.

        Based upon this two-step process, the Company determined that its Optical Components group failed the first step as of October 1, 2008. Upon further review and updates as of December 31, 2008, based on declines in the market, the Networking Equipment and the Optical Components groups failed the first step impairment assessment. Based on the Company's step two analyses for these reporting

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

4. Goodwill and Other Intangible Assets (Continued)

units, management determined that $93.9 million and $6.4 million in goodwill impairment should be recorded related to the Optical Components group and the Networking Equipment group, respectively, as of December 31, 2008.

        Other intangibles assets primarily consists of the intangibles assets identified as a result of the acquisition of Fiberxon on July 1, 2007. The following table summarizes other intangible asset balances at December 31, 2008 (in thousands):

	Gross Carrying amount	Accumulated amortization	Net Carrying amount
Developed technology	$8,500	$(2,318)	$6,182
Customer backlog	600	(600)	—
Customer relationships	4,800	(1,422)	3,378

Total other intangible assets	$13,900	$(4,340)	$9,560

        The following table summarizes other intangible asset balances at December 31, 2007 (in thousands)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$8,500	$(773)	$7,727
Customer backlog	600	(600)	—
Customer relationships	4,800	(533)	4,267

Total other intangible assets	$13,900	$(1,906)	$11,994

        Amortization of other intangibles was $2.4 million and $1.9 million for the years ended December 31, 2008 and 2007, respectively (See Note 17, Acquisition). The following table summarizes the estimated amortization for other intangibles over their remaining lives (in thousands):

Year Ending December 31:
2009	$2,257
2010	2,079
2011	1,901
2012	1,901
2013	356
Thereafter	1,066

Total	$9,560

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

5. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

December 31:	2008	2007 (Restated)
Payroll and related	$22,424	$22,955
Professional fees	2,542	3,634
Non-income taxes	473	364
Product warranty	2,604	2,547
Deferred rent	1,322	1,591
Other	12,740	6,193

Total	$42,105	$37,284

6. Income Taxes

        The provision for income taxes consists of the following (in thousands):

Years ended December 31:	2008	2007 (Restated)	2006 (Restated)
Current:
Federal	$—	$—	$—
State	18	—	—
Foreign	4,120	5,048	4,366

Total current	4,138	5,048	4,366
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,628)	(1,142)	(916)

Total deferred	(1,628)	(1,142)	(916)

Total	$2,510	$3,906	$3,450

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

6. Income Taxes (Continued)

        The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

Years ended December 31:	2008	2007 (Restated)	2006 (Restated)
Income tax provision (benefit, at statutory federal rate)	(34)%	(34)%	(34)%
State and local income taxes, net of federal income taxes effect	1%	(2)%	(1)%
Credits	0%	(7)%	(24)%
Permanent differences	30%	14%	11%
Foreign taxes at rates different than domestic rates	2%	10%	18%
Expired capital loss carry forwards	15%	551%	—
Change in valuation allowance	(12)%	(505)%	118%

Total	2%	27%	88%

        The components of deferred income taxes consist of the following (in thousands):

December 31:	2008	2007 (Restated)
Allowance for doubtful accounts	$1,339	$1,244
Inventory reserve	3,122	4,331
Accrued liabilities	6,106	3,229
Other	6,627	5,216

	17,194	14,020
Valuation allowance	(15,064)	(12,088)

Net current deferred income tax assets	2,130	1,932
Net operating losses	95,977	109,018
Tax credits	10,957	10,651
Depreciation and amortization	245	2,446
Investments	(28)	176
Capital loss carry forwards	5,776	18,944
Other	(1,335)	1,291

	111,592	142,526
Valuation allowance	(110,112)	(142,526)

Net long-term deferred income tax assets	1,480	—

Total	$3,610	$1,932

        MRV records valuation allowances against deferred income tax assets, when necessary, in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of deferred income tax assets, such as net operating loss carry forwards and income tax credits, is dependent on future taxable

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

6. Income Taxes (Continued)

earnings and is therefore uncertain. At least quarterly, we assess the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, we establish a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During 2008 we released the valuation allowance of $13.1 million related to capital loss carry forwards which expired or no longer existed. During 2008 and 2007, we recorded an additional valuation allowance totaling $4.3 million and $5.0 million, respectively against additional deferred income tax assets, principally domestic net operating losses and unrealized income tax credits due to a history of net losses. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized.

        As of December 31, 2008, MRV had federal, state, and foreign net operating loss carry forwards available of $196.6 million, $155.1 million and $97.7 million, respectively. For the year ended December 31, 2008, federal net operating loss carry forwards increased by $5.2 million, and state net operating loss carry forwards decreased by $42.1 million. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2028 and 2029, respectively. Certain foreign net operating loss carryforwards and tax credits are available indefinitely. As of December 31, 2008, federal, state, and foreign income tax credits amounted to $6.1 million, $5.0 million, and $0.9 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2019 and 2012, respectively. Capital loss carry forwards totaling $14.5 million as of December 31, 2008, will begin to expire in 2009.

        As a result of the adoption of SFAS No. 123R, the Company recognizes tax benefits associated with the exercise of stock options and vesting of restricted share units directly to stockholders' equity (deficiency) only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from January 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2008, deferred tax assets do not include $0.8 million of loss carryovers from share-based compensation.

        MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2008, MRV had approximately $55.5 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

        In the event actual cash needs of the Company's U.S. entities exceeds current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense.

        With limited exception, the Company is no longer subject to U.S. federal audits by taxing authorities for years through 2004 and certain state, local and foreign income tax audits through 2002 to 2004. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was needed or recorded under FASB Interpretation No. 48

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

6. Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 as of December 31, 2008.

7. Short-Term and Long-Term Obligations

        Short-term obligations consist of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2008 and 2007 short-term obligations totaled $32.9 million and $28.9 million, respectively. Certain assets of our subsidiaries including customer accounts receivables have been pledged as collateral on these borrowings. Short-term obligations bear interest rates ranging from 4.8% to 7.3%, and the weighted average interest rates were approximately 5.5% and 5.8% as of December 31, 2008 and 2007, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries.

        Long-term obligations consist of a financing arrangement bearing interest at 7.6%. Principal and interest is payable in monthly and quarterly installments through February 2010. As of December 31, 2008 and 2007, the long-term portion of the obligation totaled $14,000 and $202,000 respectively. As of December 31, 2008, $52,000 of long-term obligations due in 2009 was included in short-term obligations in the 2008 balance sheet. As of December 31, 2007, $136,000 of long-term obligations due in 2008 was included in short-term obligations in the 2007 balance sheet.

8. Derivative Financial Instruments

        MRV, through certain foreign offices, periodically enters into foreign exchange and interest rate swap contracts. All derivatives are held for purposes other than trading. The fair values of the derivatives are recorded in other current or non-current assets or liabilities in the accompanying Balance Sheets. No hedging relationship is designated for these derivatives held and they are marked to market through earnings. The fair value of these derivative instruments is based on quoted market prices. Cash flows from financial instruments are recognized in the Statements of Cash Flows in a manner consistent with the underlying transactions.

        Foreign Exchange Contracts.    Certain foreign offices of MRV enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of December 31, 2008, there were no outstanding foreign currency contracts and the realized gains and losses recorded were insignificant.

        Interest Rate Swaps.    A foreign office of MRV manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of December 31, 2008 this foreign office did not have any interest rate swaps outstanding. One interest rate swap through the foreign office matured in June 2008. Unrealized gains (losses) on these interest rate swaps for the year ended December 31, 2007 was $552,000, which have been recorded in interest expense. The fair values and the carrying values of these interest rate swaps were $190,000 at December 31, 2007, and were recorded in liabilities.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

9. 401K Plan

        MRV sponsors a 401(k) plan (Plan) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the Plan on a pretax basis. The Company matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees. Matching contributions to the Plan totaled $839,000, $554,000 and $687,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

10. Convertible Debt

        In June 2003, MRV completed the sale of $23.0 million principal amount of 5% convertible notes due in 2008 (the "2003 Notes"), to Deutsche Bank AG, London Branch, in a private placement. The 2003 Notes bore interest at 5% per annum and were convertible into shares of MRV's Common Stock at a conversion price of $2.32 per share. The original 9,913,914 shares of MRV Common Stock issuable upon conversion were subsequently registered for resale by Deutsche Bank pursuant to a related Registration Rights Agreement dated June 1, 2003. Interest expense related to these 2003 Notes amounted to $751,000 and $1.2 million for the years ended December 31, 2007 and 2006, respectively. On August 10, 2007, MRV executed a Securities Exchange Agreement exchanging the 2003 Notes for 11,900,000 shares of MRV's Common Stock. As a result of executing the Securities Exchange Agreement, MRV's obligations related to the convertible notes, Securities Purchase Agreement, and the Registration Rights Agreement terminated effective August 10, 2007.

        MRV recorded the $4.9 million cost of debt conversion in accordance with the guidance provided in SFAS No. 84 Induced Conversions of Convertible Debt (an amendment of APB Opinion No. 26). The $4.9 million cost of debt conversion arose as a result of issuing 1,986,086 additional shares of Common Stock in excess of the terms required by the 2003 Notes. Additional paid in capital of $28.0 million was recorded in the balance sheet and $48,000 in interest was recorded in interest expense for the year ended December 31, 2007.

11. Commitments and Contingencies

Lease Commitments

        MRV leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2017. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2008 (in thousands):

Years Ending December 31,
2009	$7,230
2010	5,512
2011	5,608
2012	4,776
2013	4,038
Thereafter	11,633

Total	$38,797

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

11. Commitments and Contingencies (Continued)

        Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2008, 2007 and 2006, was $8.7 million, $7.1 million and $7.0 million, respectively.

Royalty Commitment

        Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel (Chief Scientist) with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2% to 5% of sales of such products developed with the participation, up to the cost of such participation. The remaining future obligation as of December 31, 2008 is $393,000, which is contingent on generating sufficient sales of this selected product line. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2008, 2007 and 2006.

Litigation

        MRV has accrued a liability for a deferred consideration payment related to the acquisition by MRV of Fiberxon in July 2007. On March 25, 2009, MRV filed a complaint in the Superior Court of Los Angeles County, California, against former executives, directors and stockholders of Fiberxon seeking to recover damages in connection with the sale of Fiberxon to MRV. In addition to an upfront payment of cash and shares of MRV Common Stock, MRV agreed to pay up to $31.5 million in cash or shares of its Common Stock, or a combination thereof, within 18 months of the receipt by MRV of Fiberxon's audited financial statements if Source Photonics did not complete an initial public offering of its common stock within such 18-month period. Source Photonics did not complete the initial public offering within the 18-month period and the deferred consideration payment matured in March 2009.

        The complaint alleges that we have incurred damages in excess of $31.5 million (in an amount to be finally determined through appropriate proceedings). MRV believes that it complied with the contractual terms of the acquisition agreement by providing, within the time specified, requisite information regarding offsets against the deferred consideration payment, and its lawsuit seeks to recover damages in addition to those amounts. The Company is currently in the process of negotiating in good faith with the seller's representative pursuant to the terms of the merger agreement that require such negotiation. The outcome of such discussions cannot be reliably predicted at this time.

        In connection with the Company's past stock option grant practices, MRV and certain of its current and former directors and officers have been subjected to a number of ongoing stockholder lawsuits. Between June 10, 2008 and August 15, 2008, five purported stockholder derivative lawsuits were filed in the U.S. District Court in the Central District of California, and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of its current and former officers and directors. The complaints seek, among other things, to recover from the defendants unspecified compensatory and punitive damages and costs of suit, including legal and other professional fees and other equitable relief. In addition to its own potential liability, MRV has indemnification obligations with its current and former directors and officers. MRV has paid the deductible amount of its directors' and officers' insurance policy, and the insurance carrier is currently paying costs and expenses related to the litigation. MRV expects that the insurance policy will be

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

11. Commitments and Contingencies (Continued)

sufficient to cover any liability with respect to the litigation, and therefore has not recorded an accrual for this matter. However, there are no assurances that the insurance carrier will continue to cover such costs and expenses, that the carrier will not seek reimbursement of its payments on behalf of any or all of the defendants, or that the insurance policy will fully cover any future liability with respect to the litigation.

        From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. We have been involved in such discussions with IBM, Lucent, Ortel, Nortel, Rockwell, the Lemelson Foundation, Finisar and Apcon in the past. However, if one or more of these parties was to assert a claim and gain a conclusion unfavorable to us, such claims could materially and adversely affect our business, operating results and financial condition.

MRV has been named as a defendant in lawsuits involving matters that we consider routine to the nature of our business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

12. Product Warranty and Indemnification

        As of December 31, 2008 and 2007, MRV's product warranty liability recorded in accrued liabilities was $2.6 million and $2.5 million, respectively. The following table summarizes the activity related to the product warranty liability (in thousands):

Years ended December 31:	2008	2007
Beginning balance	$2,547	$2,291
Opening balance of acquired entities	—	81
Cost of warranty claims	(526)	(604)
Accruals for product warranties	583	779

Total	$2,604	$2,547

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

12. Product Warranty and Indemnification (Continued)

        MRV accrues for warranty costs as part of its cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

        In the normal course of business to facilitate sales of its products, MRV indemnifies other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.

        In addition, the Company has indemnification obligations to its current and former officers, directors, employees and agents, as set forth in the Company's bylaws.

        MRV cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these obligations. Over the last decade, the Company has not incurred any significant expense as a result of obligations of this type that were not otherwise covered by our insurance policies. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that expenses will not be incurred under these indemnification provisions in the future.

13. Stockholders' Equity

Authorized Shares

        On May 29, 2007, MRV stockholders approved an increase in the authorized number of $0.0017 par value Common Stock shares from 160 million to 320 million shares. The Company is authorized to issue up to 1 million shares of its $0.01 par value Preferred Stock.

        In March 2006, MRV completed a private placement with a group of institutional investors, of approximately 19.9 million shares of its Common Stock at $3.75 per share, for gross proceeds of approximately $74.5 million.

Stock Repurchase Program

        In 2002, MRV's Board of Directors approved a program to repurchase up to 7.0 million shares of MRV Common Stock. Through December 31, 2008, The Company has repurchased a total of 1.4 million shares at a cost of $1.4 million under this program. The Company has not repurchased any shares during the years ended December 31, 2008, 2007 or 2006.

Stock Options and Warrants

        MRV's stock option and warrant plans provide for granting options, and warrants to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for us. Under these plans, stock options and warrant exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The Company's 2007 Omnibus Plan provides for granting nonstatutory options,

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

13. Stockholders' Equity (Continued)

and is at the discretion of the Board of Directors. As of December 31, 2008, 8.3 million shares of Common Stock were available for future awards under the plan (See Note 14, Share-Based Compensation).

14. Share-Based Compensation

        Effective January 1, 2006, MRV adopted the provisions of SFAS No. 123R, using the modified prospective transition method. SFAS No. 123R requires measuring and recognizing compensation expense, based on estimated fair values, for all share-based payment awards made to MRV's employees and directors. MRV previously applied the provisions of APB 25 and provided the required pro forma disclosures under SFAS No. 123.

        During the year ended December 31, 2006, MRV recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 was in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the straight-line amortization method. For share-based awards granted beginning January 1, 2006, we have recognized compensation expense using a straight-line amortization method based on the grant date estimated fair value method required under SFAS No. 123R. SFAS No. 123R requires computing share-based compensation expense on awards that are ultimately expected to vest. Estimated share-based compensation for the years ended December 31, 2008 and 2007 were reduced for estimated forfeitures. The following table summarizes the impact on our results of operations of recording share-based compensation under SFAS No. 123R (in thousands):

Years ended December 31,	2008	2007 (Restated)	2006 (Restated)
Cost of goods sold	$370	$469	$396
Product development and engineering	1,304	1,316	956
Selling, general and administrative	2,620	3,486	3,691

Total share-based compensation expense	$4,294	$5,271	$5,043

Years ended December 31,	2007 (As previously reported)	Restatement adjustments	2007 (Restated)
Cost of goods sold	$370	$99	$469
Product development and engineering	885	431	1,316
Selling, general and administrative	2,651	835	3,486

Total share-based compensation expense	$3,906	$1,365	$5,271

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

14. Share-Based Compensation (Continued)

Years ended December 31,	2006 (As previously reported)	Restatement adjustments	2006 (Restated)
Cost of goods sold	$311	$85	$396
Product development and engineering	775	181	956
Selling, general and administrative	2,356	1,335	3,691

Total share-based compensation expense	$3,442	$1,601	$5,043

        The amount of share-based compensation expense capitalized as part of inventory was insignificant for all periods presented. The weighted average fair values of awards granted during the years ended December 31, 2008, 2007 and 2006 were $0.88, $1.64 and $2.02 per share, respectively. The total fair value of shares vesting during the years ended December 31, 2008, 2007 and 2006 was $4.0 million, $3.8 million and $3.3 million, respectively. For the years ended December 31, 2008 and 2007, the income tax benefits realized from exercised stock options and similar awards was immaterial. As of December 31, 2008, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $4.0 million which is expected to be amortized over a weighted-average period of 2.4 years.

  Valuation Assumptions

        MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes model requires the use of subjective assumptions, including the option's expected life and the underlying stock price volatility. The Company assumes future volatility to approximate historical volatility. As discussed in Note 3, the restated SFAS No. 123R expense for the years ended December 31, 2007 and 2006 was calculated using different valuation assumptions than were used in calculating the originally reported expense. In the course of the Company's review of its accounting for share-based compensation expense the Company determined that the original valuation assumptions were not appropriate given information available at the time. The following weighted average assumptions were used for estimating the fair value of options granted during each of the following years:

2008
Risk-free interest rate	3.2%
Dividend yield	0%
Volatility	67.7%
Expected life	5.0 yrs

	2007 (As reported)	Restatement adjustments	2007 (Restated)
Risk-free interest rate	4.5%	0.3%	4.8%
Dividend yield	0%	—%	0%
Volatility	65.1%	9.3%	74.4%
Expected life	3.4 yrs	1.5 yrs	4.9 yrs

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

14. Share-Based Compensation (Continued)

	2006 (As reported)	Restatement adjustments	2006 (Restated)
Risk-free interest rate	4.8%	0.1%	4.9%
Dividend yield	0%	—%	0%
Volatility	80.8%	4.8%	85.6%
Expected life	3.2 yrs	1.5 yrs	4.7 yrs

  Share-Based Payment Award Activity

        The following table summarizes option share-based payment award activity for the two-year period ended December 31, 2008:

	Shares under option (as restated, in thousands)	Weighted average exercise price (restated)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2007	11,721	$3.09
Granted	5,285	$2.09
Exercised	(1,318)	$1.56
Cancelled and forfeited	(966)	$4.95

Outstanding, December 31,2007	14,722	$2.74
Granted	1,339	$1.50
Exercised	(320)	$0.49
Cancelled and forfeited	(1,161)	$3.02

Outstanding, December 31, 2008	14,580	$2.66	6.32	$216

Vested and expected to vest, December 31, 2008	14,295	$2.67	6.27	$216

Exercisable, December 31, 2008	10,379	$2.81	5.54	$216

        The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $0.77 at December 31, 2008, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.

        The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2008 (in thousands, except years and per-share amounts):

Range of Exercise prices	Options outstanding as of December 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2008	Weighted average exercise price of exercisable options
$0.27 - $ 1.10	2,044	4.1	$0.82	1,944	$0.81
$1.11 - $ 1.49	1,618	7.8	$1.39	488	$1.16
$1.60 - $ 2.17	1,504	6.5	$1.94	1,154	$1.96
$2.18 - $ 2.48	2,020	7.4	$2.43	1,354	$2.44
$2.50 - $ 2.625	251	6.5	$2.56	144	$2.56
$2.63 - $ 2.63	1,752	8.6	$2.63	393	$2.63
$2.66 - $ 2.99	1,826	5.5	$2.85	1,811	$2.85
$3.00 - $ 3.436	1,658	5.7	$3.21	1,421	$3.19
$3.47 - $ 3.96	1,458	6.4	$3.67	1,219	$3.66
$6.10 - $27.91	449	2.1	$13.08	449	$13.08

$0.27 - $27.91	14,580	6.3	$2.66	10,377	$2.81

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

14. Share-Based Compensation (Continued)

        The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2008	2007	2006
Total intrinsic value of stock options exercised	$311	$2,247	$1,909
Cash received from stock options exercised	$157	$2,059	$2,461

15. Segment Reporting and Geographical Information

        MRV divides and operates its business based on three segments: the Network Equipment group, the Network Integration group, and the Optical Components group. In 2007, MRV disaggregated its networking reporting segment and began disclosing the Network Equipment group separately from the Network Integration group. Prior year amounts reflect the correction of accounting errors identified during an in-depth internal review and investigation into historical stock option granting practices and related accounting, non-stock option compensation arrangements, acquisition related accounting treatment and other accounting issues. See Note 3. for a detailed discussion of the restatement and effects on consolidated results. The Network Equipment group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The Network Integration group provides value-added integration and support services for customers' networks. The Optical Components group designs, manufactures and distributes optical components and optical subsystems.

        The accounting policies of the segments are the same as those described in the summary of significant accounting polices in Note 2 (Summary of Significant Accounting Policies). MRV evaluates segment performance based on revenues and operating expenses of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income.

        The following summarizes business segment revenues, including intersegment revenues (in thousands):

Years ended December 31:	2008	2007	2006
Network Equipment group	$125,556	$105,357	$96,002
Network Integration group	225,741	213,976	181,502
Optical Components group	201,588	144,860	93,381
All others	241	114	—

	553,126	464,307	370,885
Intersegment adjustment	(15,104)	(16,070)	(14,396)

Total	$538,022	$448,237	$356,489

        Network Equipment revenue primarily consists of Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

15. Segment Reporting and Geographical Information (Continued)

as part of system solutions. Optical Components revenue primarily consists of fiber optic components, such as those used in FTTP applications, fiber optic transceivers, discrete lasers and LEDs, products that are generally not sold as part of our network equipment or network integration solutions.

        For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or more of revenues or accounts receivable. For the year ended December 31, 2006, one customer, Tellabs, Inc., an original equipment manufacturer for Verizon Communications, Inc., accounted for 13% of revenues. We do not track customer revenue by region for each individual reporting segment.

        Following is a summary of revenue, excluding intersegment revenues, by geographical region (in thousands):

Years ended December 31:	2008	2007	2006
Americas	$174,388	$142,522	$116,566
Europe	287,682	258,525	219,110
Asia Pacific	74,886	47,088	20,571
Other regions	1,066	102	242

Total	$538,022	$448,237	$356,489

        Following is a summary of long-lived assets, consisting of property and equipment, by geographical region (in thousands):

December 31:	2008	2007
Americas	$6,212	$5,111
Europe	8,280	8,601
Asia Pacific	10,997	10,798

Total	$25,489	$24,510

        The following summarizes business segment operating income (loss) (in thousands):

Year ended December 31:	2008	2007 (Restated)	2006 (Restated)
Network Equipment group	$(1,421)	$(8,276)	$(5,123)
Network Integration group	8,905	9,465	9,628
Optical Components group	(110,462)	(1,548)	(904)
All other	(1,777)	(1,529)	(1,558)

	(104,755)	(1,888)	2,043
Corporate unallocated operating loss	(16,008)	(8,075)	(6,741)
Intersegment adjustments	315	(537)	(161)

Total	$(120,448)	$(10,500)	$(4,859)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

15. Segment Reporting and Geographical Information (Continued)

Year ended December 31:	2007 (As previously reported)	Adjustments	2007 (Restated)
Network Equipment group	$(7,903)	$(373)	$(8,276)
Network Integration group	10,432	(967)	9,465
Optical Components group	(1,414)	(134)	(1,548)
All other	(1,526)	(3)	(1,529)

	(411)	(1,477)	(1,888)
Corporate unallocated operating loss	(7,939)	(136)	(8,075)
Intersegment adjustments	(537)	—	(537)

Total	$(8,887)	$(1,613)	$(10,500)

Year ended December 31:	2006 (As previously reported)	Adjustments	2006 (Restated)
Network Equipment group	$(4,914)	$(209)	$(5,123)
Network Integration group	11,197	(1,569)	9,628
Optical Components group	(705)	(199)	(904)
All other	(1,558)	—	(1,558)

	4,020	(1,977)	2,043
Corporate unallocated operating loss	(7,355)	614	(6,741)
Intersegment adjustments	(161)	—	(161)

Total	$(3,496)	$(1,363)	$(4,859)

        Following is a summary of income (loss) before provision for income taxes (in thousands):

Years ended December 31:	2008	2007 (Restated)	2006 (Restated)
Domestic	$(21,725)	$(19,695)	$(21,276)
Foreign	(98,969)	4,507	17,343

Total	$(120,694)	$(15,188)	$(3,933)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

16. Other Income (Expense), Net

        Following is a summary of other income (expense), net (in thousands):

Years ended December 31:	2008	2007 (Restated)	2006 (Restated)
Interest income	$2,042	$4,750	$4,989
Gain (loss) on foreign currency transactions	131	(1,324)	(245)
Gain on disposition of assets	10	37	467
Other, net	1,527	716	(745)

Total	$3,710	$4,179	$4,466

        The Company realized $2.6 million in other income in 2008 as the result of a gain on the sale of an investment. Partially offsetting this was minority interest in a subsidiary's net loss and other losses totaling $1.1 million. Interest income in 2007 and 2006 reflects the interest earned on higher balance marketable securities portfolios in both years and higher interest rates in both years as compared to 2008.

17. Acquisition

        On July 1, 2007, MRV acquired Fiberxon, Inc., a privately-held Delaware corporation. Fiberxon developed and manufactured modular optical link interfaces for telecommunication systems and networks, with principal manufacturing operations in China. MRV acquired Fiberxon to add an established, vertically integrated manufacturing, sales and distribution model in China and strengthen the Company's Optical Component group's positioning in Asia-Pacific, Europe and North America. . In exchange for the outstanding capital stock of Fiberxon, MRV agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of MRV's Common Stock (excluding 2.8 million shares of MRV's Common Stock underlying the assumption of Fiberxon outstanding stock options), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of MRV's Common Stock, or a combination thereof, if Source Photonics did not complete an initial public offering ("IPO") of its Common Stock by March 27, 2009. Source Photonics is a wholly-owned subsidiary of MRV, and MRV combined Fiberxon's business with that of Source Photonics. In such event and in lieu of $31.5 million, the merger agreement called for payment of an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in a Source Photonics IPO, less the discount provided to the underwriters, by (y) the total number of shares of Source Photonics common stock outstanding immediately prior to the effectiveness of the agreement between Source Photonics and the underwriters of a Source Photonics IPO. The merger agreement also allowed for set-off rights against the deferred consideration payment and an amendment to the merger agreement entered into prior to closing, among other things, increased to $18 million the set-off rights available against payment of the deferred consideration payment. Source Photonics did not complete an IPO within the 18-month period which was extended by the amendment and the deferred consideration payment matured in March 2009. MRV has not paid any portion of the deferred consideration payable.

        MRV accounted for the acquisition as a purchase in accordance with the guidance in Statement of Financial Accounting Standards No. 141 Business Combinations ("SFAS No. 141") and the net tangible assets acquired were recorded at fair value on the acquisition date.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

17. Acquisition (Continued)

        The total purchase price of $134.9 million was composed of (in thousands):

Cash	$17,651
MRV Common Stock issued	72,777
MRV stock options exchanged for Fiberxon stock options	7,604
Less: fair value of unvested MRV stock options exchanged for Fiberxon stock options	(1,598)
Bonus payment to close	3,000
Deferred consideration	31,500
Less: recoverable costs	(939)
Legal, professional and banker's fees related to acquisition cost	4,926

Total	$134,921

        MRV and Fiberxon's stockholders agreed to share the costs incurred following the closing to reconstruct Fiberxon's prior years' financial statements, and compilation and audit services incurred to produce audited financial statements in the form and content required under SEC rules. MRV paid for all of the costs on behalf of both entities and deducted the $939,000 portion attributable to the Fiberxon stockholders' responsibility, from the purchase price per the amendment to the merger agreement on June 26, 2007.

        We believe the methodology and estimates used to value the net tangible assets and intangible assets are reasonable. The following table shows the allocation of purchase price (in thousands):

Net tangible assets acquired	$27,142
Intangible assets acquired:
Developed technology	8,500
Customer backlog	600
Customer relationships	4,800
Goodwill	93,879

Total purchase price	$134,921

        The following summarizes the changes in assets and liabilities resulting from the purchase price allocation in connection with the acquisition of Fiberxon, for which adjustment was made in the Consolidated Statements of Cash Flows (in thousands):

2007
Tangible assets	$61,252
Intangible assets	13,900
Goodwill	93,879
Assumed liabilities	(34,110)

Total purchase price	$134,921

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

17. Acquisition (Continued)

        The following table summarizes the components of the net tangible assets acquired at fair value (in thousands):

Accounts receivable	$19,410
Inventories	17,896
Property and equipment	9,033
Other assets and liabilities, net	(19,197)

Net tangible assets acquired	$27,142

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

        The acquired intangible assets are amortized over their estimated useful lives using the methods presented below:

Developed technology	Straight line method	5.5 years
Customer relationships	Accelerated method	10 years
Customer backlog	Straight line method	6 months

        Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages that MRV expects to realize primarily from Fiberxon's standing in the China telecom industry market. Goodwill has been assigned to the Optical Components segment.

        In connection with the purchase price allocation, we recorded a $2.2 million net deferred tax liability. The deferred tax liability arose as a result of the $13.9 million value assigned to identifiable intangible assets, offset by deferred tax assets related to accruals and reserves.

        The following unaudited pro forma condensed combined financial data below is based on current and historical unaudited financial statements of MRV and Fiberxon after giving effect to MRV's acquisition of Fiberxon and the assumptions and adjustments described in this note. For the year ended December 31, 2007, Fiberxon's unaudited statement of operations data reflects its results of operations for the six months period ended June 30, 2007. Fiberxon's results of operations for the six months ended December 31, 2007 are included in MRV's consolidated financial statements subsequent to the July 1, 2007 acquisition date. The unaudited pro forma condensed combined financial data of MRV and

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

17. Acquisition (Continued)

Fiberxon reflect results of operations as though the companies had been combined as of the beginning of the period presented:

Year ended December 31:	2007 (Restated)
Pro forma net revenue	$487,701
Pro forma net loss	$(20,487)
Pro forma net loss per share (basic)	$(0.15)
Pro forma net loss per share (diluted)	$(0.15)

        The unaudited pro forma condensed combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented.

18. Subsequent Events

        In June 2009, the Company completed the purchase of 833,333 shares of Series A Preferred Stock and 12.8 million shares of common stock of its majority-owned subsidiary Charlotte's Networks, Inc. ('Charlotte's Networks"). The total purchase price was $1.5 million. After the purchase, MRV owned all of the preferred stock and 99.7% of the common stock of Charlotte's Networks. On August 4, 2009 the subsidiary was merged into MRV.

        The Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, 2008, September 30, 2008, March 31, 2009, and June 30, 2009 and its Form 10-K for the year ended December 31, 2008 as a result of the then pending investigation of stock option backdating and other accounting issues and the related restatement. On June 17, 2009, the Company was suspended from trading on the Nasdaq Global Market and on August 30, 2009, MRV was delisted.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited)

Three months ended:	March 31, 2008 (Restated)	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$125,586	$147,578	$130,626	$134,232
Cost of goods sold(1)	89,865	100,196	97,187	100,773

Gross profit	35,721	47,382	33,439	33,459
Operating costs and expenses:
Product development and engineering (2)	10,587	9,903	9,616	8,640
Selling, general and administrative(3)	28,708	31,720	35,106	33,485
Goodwill impairment	—	—	—	100,250
Amortization of intangibles	653	653	564	564

Total operating costs and expenses	39,948	42,276	45,286	142,939

Operating income (loss)	(4,227)	5,106	(11,847)	(109,480)
Interest expense	(914)	(1,015)	(1,118)	(909)
Other income, net	1,529	(85)	1,764	502

Income (loss) before income taxes	(3,612)	4,006	(11,201)	(109,887)
Provision for income taxes	1,566	1,785	(1,344)	503

Net income (loss)	$(5,178)	$2,221	$(9,857)	$(110,390)

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.06)	$(0.70)
Diluted	$(0.03)	$0.01	$(0.06)	$(0.70)
Weighted average number of shares:
Basic	157,152	157,281	157,418	157,438
Diluted	157,152	160,037	157,418	157,438

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	March 31, 2007 (Restated)	June 30, 2007 (Restated)	September 30, 2007 (Restated)	December 31, 2007 (Restated)
Revenue	$89,679	$101,962	$115,700	$140,896
Cost of goods sold (1)	61,751	71,422	84,391	103,186

Gross profit	27,928	30,540	31,309	37,710
Operating costs and expenses:
Product development and engineering (2)	7,376	6,895	9,518	9,598
Selling, general and administrative (3)	22,990	23,820	26,917	28,967
Amortization of intangibles	—	—	806	1,100

Total operating costs and expenses	30,366	30,715	37,241	39,665

Operating income (loss)	(2,438)	(175)	(5,932)	(1,955)
Interest expense	(1,052)	(964)	(1,075)	(877)
Cost of debt conversion	—	—	(4,899)	—
Other income, net	1,405	1,025	1,091	658

Income (loss) before income taxes	(2,085)	(114)	(10,815)	(2,174)
Provision for income taxes	1,190	1,553	1,114	49

Net income (loss)	$(3,275)	$(1,667)	$(11,929)	$(2,223)

Net income (loss) per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.01)
Weighted average number of shares:
Basic and diluted	125,758	126,011	151,183	157,000

(1)
Cost of goods sold included share-based compensation expense under SFAS No. 123R (in thousands):

Three months ended	2008	2007
March 31,	$97	$108
June 30,	121	105
September 30,	76	132
December 31,	72	125
(2)
Product development and engineering expense included share-based compensation expense under SFAS No. 123R (in thousands):

Three months ended	2008	2007
March 31,	$517	$258
June 30,	210	231
September 30,	329	431
December 31,	248	395

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

(3)
Selling, general and administrative expense included share-based compensation expense under SFAS No. 123R (in thousands):

Three months ended	2008	2007
March 31,	$864	$779
June 30,	701	736
September 30,	572	1,076
December 31,	482	895

Three months ended:	March 31, 2008 (As previously reported)	Adjustments	March 31, 2008 (Restated)
Revenue	$125,586	$—	$125,586
Cost of goods sold	88,452	1,413	89,865

Gross profit	37,134	(1,413)	35,721
Operating costs and expenses:
Product development and engineering	10,530	57	10,587
Selling, general and administrative	28,784	(76)	28,708
Amortization of intangibles	653	—	653

Total operating costs and expenses	39,967	(19)	39,948

Operating income (loss)	(2,833)	(1,394)	(4,227)
Interest expense	(914)	—	(914)
Other income, net	704	825	1,529

Loss before income taxes	(3,043)	(569)	(3,612)
Provision for income taxes	637	929	1,566

Net loss	$(3,680)	$(1,498)	$(5,178)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)
Weighted average number of shares:
Basic and diluted	157,152	—	157,152

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	March 31, 2007 (As previously reported)	Adjustments	March 31, 2007 (Restated))
Revenue	$89,679	$—	$89,679
Cost of goods sold	61,363	388	61,751

Gross profit	28,316	(388)	27,928
Operating costs and expenses:
Product development and engineering	7,306	70	7,376
Selling, general and administrative	22,739	251	22,990

Total operating costs and expenses	30,045	321	30,366

Operating income (loss)	(1,729)	(709)	(2,438)
Interest expense	(1,052)	—	(1,052)
Other income, net	1,435	(30)	1,405

Loss before income taxes	(1,346)	(739)	(2,085)
Provision for income taxes	870	320	1,190

Net loss	$(2,216)	$(1,059)	$(3,275)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)
Weighted average number of shares:
Basic and diluted	125,758	—	125,758

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	June 30, 2007 (As previously reported)	Adjustments	June 30, 2007 (Restated)
Revenue	$101,962	$—	$101,962
Cost of goods sold	72,063	(641)	71,422

Gross profit	29,899	641	30,540
Operating costs and expenses:
Product development and engineering	6,846	49	6,895
Selling, general and administrative	24,035	(215)	23,820

Total operating costs and expenses	30,881	(166)	30,715

Operating income (loss)	(982)	807	(175)
Interest expense	(964)	—	(964)
Other income, net	1,207	(182)	1,025

Loss before income taxes	(739)	625	(114)
Provision for income taxes	1,721	(168)	1,553

Net loss	$(2,460)	$793	$(1,667)

Net loss per share:
Basic and diluted	$(0.02)	$0.01	$(0.01)
Weighted average number of shares:
Basic and diluted	126,011	—	126,011

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	September 30, 2007 (As previously reported)	Adjustments	September 30, 2007 (Restated)
Revenue	$115,700	$—	$115,700
Cost of goods sold	85,345	(954)	84,391

Gross profit	30,355	954	31,309
Operating costs and expenses:
Product development and engineering	9,314	204	9,518
Selling, general and administrative	25,759	1,158	26,917
Amortization of intangibles	806	—	806

Total operating costs and expenses	35,879	1,362	37,241

Operating income (loss)	(5,524)	(408)	5,932
Interest expense	(1,075)	—	(1,075)
Cost of debt conversion	(4,899)	—	(4,899)
Other income, net	201	890	1,091

Loss before income taxes	(11,297)	482	(10,815)
Provision for income taxes	1,274	(160)	1,114

Net loss	$(12,571)	$642	$(11,929)

Net loss per share:
Basic and diluted	$(0.08)	$(0.00)	$(0.08)
Weighted average number of shares:
Basic and diluted	151,183	—	151,183

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	December 31, 2007 (As previously reported)	Adjustments	December 31, 2007 (Restated)
Revenue	$140,896	$—	$140,896
Cost of goods sold	101,493	1,693	103,186

Gross profit	39,403	(1,693)	37,710
Operating costs and expenses:
Product development and engineering	9,490	108	9,598
Selling, general and administrative	29,465	(498)	28,967
Amortization of intangibles	1,100	—	1,100

Total operating costs and expenses	40,055	(390)	39,665

Operating income (loss)	(652)	(1,303)	(1,955)
Interest expense	(877)	—	(877)
Other income, net	136	522	658

Loss before income taxes	(1,393)	(781)	(2,174)
Provision for income taxes	(12)	61	49

Net loss	$(1,381)	$(842)	$(2,223)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)
Weighted average number of shares:
Basic and diluted	157,000	—	157,000

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	March 31, 2008	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Cost of goods sold:
Share-based compensation expense	$(11)	$24	$24	$10	$21
Compensation arrangements with TurnKey	(46)	31	67	16	160
Accumulated other comprehensive income and other adjustments	1,470	333	(732)	(980)	1,512

Total adjustment to cost of goods sold	1,413	388	(641)	(954)	1,693

Product development and engineering:
Share-based compensation expense	(148)	70	49	135	42
Accumulated other comprehensive income and other adjustments	205	—	—	69	66

Total adjustment to product development and engineering	57	70	49	204	108

Selling, general and administrative:
Share-based compensation expense	(147)	51	23	83	47
Compensation arrangements with Turnkey	—	44	97	23	(164)
Compensation arrangements with EDSLan	95	215	(279)	1,065	(542)
Non-payroll bonuses to foreign subsidiaries	—	(59)	(56)	(58)	271
Accumulated other comprehensive income and other adjustments	(24)	—	—	45	(110)

Total adjustment to selling, general and administrative	(76)	251	(215)	1,158	(498)

Other income (expense):
Non-payroll bonuses to foreign subsidiaries	64	6	1	27	21
Minority interest	503	(36)	(183)	317	(47)
Accumulated other comprehensive income and other adjustments	258	—	—	546	548

Total adjustment to other income (expense)	825	(30)	(182)	890	522

Provision for income taxes:
Tax effect of compensation arrangements with EDSLan	43	2	146	(187)	(11)
Tax effect of non-payroll bonuses to foreign subsidiaries	—	(21)	(34)	(21)	(21)
Tax effect of minority interest adjustments	120	(35)	(132)	15	(58)
Tax effect Accumulated other comprehensive income and other adjustments	766	374	(148)	33	151

Total adjustment to provision for income taxes	929	320	(168)	(160)	61

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

	March 31, 2008 (Restated)	June 30, 2008	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$72,591	$67,004	$66,840
Short-term marketable securities	3,006	5,390	3,484
Time deposits	5,113	5,153	922
Accounts receivable, net	129,455	139,924	129,190
Inventories	97,567	99,931	96,116
Deferred income taxes	2,293	1,875	1,330
Other current assets	22,924	27,952	26,468

Total current assets	332,949	347,229	324,350
Property and equipment, net	25,730	26,102	25,558
Goodwill	131,429	130,770	127,993
Deferred income taxes	1,458	1,093	2,402
Long term marketable securities	1,445	1,451	1,450
Intangibles, net	11,341	10,688	10,124
Other assets	6,092	6,085	5,905

Total assets	$510,444	$523,418	$497,782

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$29,265	$37,954	$33,744
Deferred consideration payable	30,561	30,695	30,696
Accounts payable	91,506	93,678	91,320
Accrued liabilities	35,061	35,492	36,072
Deferred revenue	10,413	9,963	9,578
Other current liabilities	5,489	3,723	2,466

Total current liabilities	202,295	211,505	203,876
Other long-term liabilities	9,717	9,582	8,981
Minority interest	4,675	5,193	5,044
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,519, 158,755 and 158,777 shares at March 31, June 30 and September 30, 2008, respectively
Outstanding — 157,166, 157,402 and 157,423 shares at March 31, June 30 and September 30, 2008, respectively	267	268	268
Additional paid-in capital	1,401,091	1,402,003	1,402,904
Accumulated deficit	(1,130,613)	(1,127,502)	(1,137,955)
Treasury stock — 1,353 shares in all periods	(1,352)	(1,352)	(1,352)
Accumulated other comprehensive loss	24,364	23,721	16,016

Total stockholders' equity	293,757	297,138	279,881

Total liabilities and stockholders' equity	$510,444	$523,418	$497,782

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

	March 31, 2007 (Restated)	June 30, 2007 (Restated)	September 30, 2007 (Restated)
Assets
Current assets:
Cash and cash equivalents	$85,269	$95,060	$69,103
Short-term marketable securities	26,393	7,500	7,736
Time deposits	5,064	4,875	7,949
Accounts receivable, net	84,956	98,264	116,231
Inventories	64,905	69,223	86,952
Deferred income taxes	1,177	909	1,266
Other current assets	15,712	15,514	19,528

Total current assets	283,476	291,345	308,765
Property and equipment, net	14,721	14,609	24,613
Goodwill	32,323	32,480	128,578
Deferred income taxes	2,391	1,925	2,451
Long term marketable securities	—	—	1,426
Intangibles, net	—	—	13,257
Other assets	5,327	5,377	5,289

Total assets	$338,238	$345,736	$484,379

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$21,565	$22,765	$34,651
Deferred consideration payable	—	—	30,656
Accounts payable	50,317	58,204	61,549
Accrued liabilities	28,349	30,799	36,838
Deferred revenue	7,721	7,370	7,672
Deferred tax liability — short-term	—	23,000	4,741
Other current liabilities	8,990	5,708	8,416

Total current liabilities	116,942	147,846	184,523
Convertible notes	23,000	—	—
Deferred tax liability — long-term	—	—	515
Other long-term liabilities	7,904	7,283	7,459
Minority interest	4,467	4,583	4,553
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	—	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 127,325, 127,382, and 158,208 shares at March 31, June 30 and September 30, 2007, respectively
Outstanding — 125,972, 126,029, and 156,855 shares at March 31, June 30 and September 30, 2007, respectively	214	214	267
Additional paid-in capital	1,287,988	1,289,110	1,398,378
Accumulated deficit	(1,109,618)	(1,111,283)	(1,123,215)
Treasury stock — 1,353 shares in all periods	(1,352)	(1,352)	(1,352)
Accumulated other comprehensive loss	8,693	9,335	13,251

Total stockholders' equity	185,925	186,024	287,329

Total liabilities and stockholders' equity	$338,238	$345,736	$484,379

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

March 31, 2008	(As previously reported)	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$72,591	$—	$72,591
Short-term marketable securities	3,006	—	3,006
Time deposits	5,113	—	5,113
Accounts receivable, net	129,455	—	129,455
Inventories	99,118	(1,551)	97,567
Deferred income taxes	360	1,933	2,293
Other current assets	22,636	288	22,924

Total current assets	332,279	670	332,949
Property and equipment, net	25,730	—	25,730
Goodwill	140,303	(8,874)	131,429
Deferred income taxes	1,669	(211)	1,458
Long term marketable securities	1,445		1,445
Intangibles, net	11,341		11,341
Other assets	5,478	614	6,092

Total assets	$518,245	$(7,801)	$510,444

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$29,265	$—	$29,265
Deferred consideration payable	30,561	—	30,561
Accounts payable	91,506	—	91,506
Accrued liabilities	37,169	(2,108)	35,061
Deferred revenue	10,413	—	10,413
Other current liabilities	4,038	1,451	5,489

Total current liabilities	202,952	(657)	202,295
Other long-term liabilities	9,981	(264)	9,717
Minority interest	5,431	(756)	4,675
Commitments and contingencies
Stockholders' equity:
Preferred Stock	—	—	—
Common Stock	267	—	267
Additional paid-in capital	1,345,644	55,447	1,401,091
Accumulated deficit	(1,059,232)	(71,381)	(1,130,613)
Treasury stock	(1,352)	—	(1,352)
Accumulated other comprehensive income (loss)	14,554	9,810	24,364

Total stockholders' equity	299,881	(6,124)	293,757

Total liabilities and stockholders' equity	$518,245	$(7,801)	$510,444

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

March 31, 2007	(As previously reported)	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$85,269	$—	$85,269
Short-term marketable securities	26,393	—	26,393
Time deposits	5,064	—	5,064
Accounts receivable, net	84,956	—	84,956
Inventories	65,215	(310)	64,905
Deferred income taxes	895	282	1,177
Other current assets	15,712	—	15,712

Total current assets	283,504	(28)	283,476
Property and equipment, net	14,721	—	14,721
Goodwill	36,159	(3,836)	32,323
Deferred income taxes	1,460	931	2,391
Other assets	4,699	628	5,327

Total assets	$340,543	$(2,305)	$338,238

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$21,565	$—	$21,565
Accounts payable	50,317	—	50,317
Accrued liabilities	24,355	3,994	28,349
Deferred revenue	7,721	—	7,721
Other current liabilities	7,772	1,218	8,990

Total current liabilities	111,730	5,212	116,942
Convertible notes	23,000	—	23,000
Other long-term liabilities	7,409	495	7,904
Minority interest	5,260	(793)	4,467
Commitments and contingencies
Stockholders' equity:
Preferred Stock	—	—	—
Common Stock	214	—	214
Additional paid-in capital	1,233,710	54,278	1,287,988
Accumulated deficit	(1,039,140)	(70,478)	(1,109,618)
Treasury stock	(1,352)	—	(1,352)
Accumulated other comprehensive income (loss)	(288)	8,981	8,693

Total stockholders' equity	193,144	(7,219)	185,925

Total liabilities and stockholders' equity	$340,543	$(2,305)	$338,238

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

June 30, 2007	(As previously reported)	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$95,060	$—	$95,060
Short-term marketable securities	7,500	—	7,500
Time deposits	4,875	—	4,875
Accounts receivable, net	98,264	—	98,264
Inventories	68,800	423	69,223
Deferred income taxes	895	14	909
Other current assets	15,514	—	15,514

Total current assets	290,908	437	291,345
Property and equipment, net	14,609	—	14,609
Goodwill	36,316	(3,836)	32,480
Deferred income taxes	1,460	465	1,925
Other assets	4,697	680	5,377

Total assets	$347,990	$(2,254)	$345,736

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$22,765	$—	$22,765
Accounts payable	58,204	—	58,204
Accrued liabilities	27,048	3,751	30,799
Deferred revenue	7,370	—	7,370
Convertible notes	23,000	—	23,000
Other current liabilities	4,766	942	5,708

Total current liabilities	143,153	4,693	147,846
Other long-term liabilities	7,283	—	7,283
Minority interest	5,272	(689)	4,583
Commitments and contingencies
Stockholders' equity:
Preferred Stock	—	—	—
Common Stock	214	—	214
Additional paid-in capital	1,234,613	54,497	1,289,110
Accumulated deficit	(1,041,600)	(69,683)	(1,111,283)
Treasury stock	(1,352)	—	(1,352)
Accumulated other comprehensive income (loss)	407	8,928	9,335

Total stockholders' equity	192,282	(6,258)	186,024

Total liabilities and stockholders' equity	$347,990	$(2,254)	$345,736

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

September 30, 2007	(As previously reported)	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$69,103	—	69,103
Short-term marketable securities	7,736	—	7,736
Time deposits	7,949	—	7,949
Accounts receivable, net	116,231	—	116,231
Inventories	85,539	1,413	86,952
Deferred income taxes	895	371	1,266
Other current assets	19,528	—	19,528

Total current assets	306,981	1,784	308,765
Property and equipment, net	24,613	—	24,613
Goodwill	137,452	(8,874)	128,578
Deferred income taxes	1,460	991	2,451
Long term marketable securities	1,426		1,426
Intangibles, net	13,257		13,257
Other assets	4,581	708	5,289

Total assets	$489,770	(5,391)	484,379

Liabilities and stockholders' equity
Current liabilities:
Short-term obligations	$34,651	—	34,651
Deferred consideration payable	30,656	—	30,656
Accounts payable	61,549	—	61,549
Accrued liabilities	37,611	(773)	36,838
Deferred revenue	7,672	—	7,672
Deferred tax liability — short term	1,124	3,617	4,741
Other current liabilities	7,440	976	8,416

Total current liabilities	180,703	3,820	184,523
Deferred tax liability — long term	3,617	(3,102)	515
Other long-term liabilities	7,459	—	7,459
Minority interest	5,191	(638)	4,553
Commitments and contingencies
Stockholders' equity:
Preferred Stock	—	—	—
Common Stock	267	—	267
Additional paid-in capital	1,343,667	54,711	1,398,378
Accumulated deficit	(1,054,171)	(69,044)	(1,123,215)
Treasury stock	(1,352)	—	(1,352)
Accumulated other comprehensive income (loss)	4,389	8,862	13,251

Total stockholders' equity	292,800	(5,471)	287,329

Total liabilities and stockholders' equity	$489,770	(5,391)	484,379

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to Foreign Subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of March 31, 2008
Assets
Current assets:
Inventories	$—	$—	$—	$—	$—	$—	$—	$—	$(1,551)	$(1,551)
Deferred income taxes	—	—	67	—	636	—	—	—	1,230	1,933
Other current assets	—	—	—	—	—	—	—	—	288	288

Total current assets	—	—	67	—	636	—	—	—	(33)	670
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	(5,038)	(8,874)
Deferred income taxes	—	—	—	—	103	—	—	—	(314)	(211)
Other assets	—	—	—	—	792	—	—	—	(178)	614

Total assets	$—	$(1,515)	$67	$(1,710)	$1,531	$352	$(963)	$—	$(5,563)	$(7,801)

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$244	$374	$798	$—	$2,059	$918	$—	$—	$(6,501)	$(2,108)
Other current liabilities	—	—	—	—	—	—	—	—	1,451	1,451

Total current liabilities	244	374	798	—	2,059	918	—	—	(5,050)	(657)
Other long-term liabilities	—	—	—	—	—	—	—	—	(264)	(264)
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,179)		(756)
Commitments and contingencies
Stockholders' equity:
Additional paid-in capital	74,196	—	1,119	—	—	4,665	(4,717)	(1,299)	(18,517)	55,447
Accumulated deficit	(74,440)	(1,889)	(1,850)	(1,710)	(528)	(3,896)	2,232	4,299	6,401	(71,381)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(36)	(1,200)	(821)	11,867	9,810

Total stockholders' equity	(244)	(1,889)	(731)	(1,710)	(528)	733	(3,685)	2,179	(249)	(6,124)

Total liabilities and stockholders' equity	$—	$(1,515)	$67	$(1,710)	$1,531	$352	$(963)	$—	$(5,563)	$(7,801)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to Foreign Subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of March 31, 2007
Assets
Current assets:
Inventories	$—	$—	$—	$—	$—	$—	$—	$—	$(310)	$(310)
Deferred income taxes	—	—	58	—	—	—	—	—	224	282

Total current assets	—	—	58	—	—	—	—	—	(86)	(28)
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	—	(3,836)
Deferred income taxes	—	—	—	—	664	—	—	—	267	931
Other assets	—	—	—	—	628	—	—	—	—	628

Total assets	$—	$(1,515)	$58	$(1,710)	$1,292	$352	$(963)	$—	$181	$(2,305)

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$237	$220	$766	$—	$1,853	$918	$—	$—	$—	$3,994
Other current liabilities	—	—	—	—	—	—	—	—	1,218	1,218

Total current liabilities	237	220	766	—	1,853	918	—	—	1,218	5,212
Other long-term liabilities	—	—	—	—	—	—	—	—	495	495
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,216)	—	(793)
Commitments and contingencies
Stockholders' equity:
Additional paid-in capital	73,836	—	912	—	—	4,665	(4,717)	(1,299)	(19,119)	54,278
Accumulated deficit	(74,073)	(1,735)	(1,620)	(1,710)	(561)	(3,896)	2,232	3,654	7,231	(70,478)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(36)	(1,200)	(139)	10,356	8,981

Total stockholders' equity	(237)	(1,735)	(708)	(1,710)	(561)	733	(3,685)	2,216	(1,532)	(7,219)

Total liabilities and stockholders' equity	$—	$(1,515)	$58	$(1,710)	$1,292	$352	$(963)	$—	$181	$(2,305)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to Foreign Subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of June 30, 2007
Assets
Current assets:
Inventories	$—	$—	$—	$—	$—	$—	$—	$—	$423	$423
Deferred income taxes	—	—	(88)	—	—	—	—	—	102	14

Total current assets	—	—	(88)	—	—	—	—	—	525	437
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	—	(3,836)
Deferred income taxes	—	—	—	—	698	—	—	—	(233)	465
Other assets	—	—	—	—	680	—	—	—	—	680

Total assets	$—	$(1,515)	$(88)	$(1,710)	$1,378	$352	$(963)	$—	$292	$(2,254)

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$265	$384	$337	$—	$1,847	$918	$—	$—	$—	$3,751
Other current liabilities	—	—	—	—	—	—	—	—	942	942

Total current liabilities	265	384	337	—	1,847	918	—	—	942	4,693
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,112)	—	(689)
Commitments and contingencies
Stockholders' equity:
Additional paid-in capital	73,905	—	1,062	—	—	4,665	(4,717)	(1,299)	(19,119)	54,497
Accumulated deficit	(74,170)	(1,899)	(1,487)	(1,710)	(469)	(3,896)	2,232	3,603	8,113	(69,683)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(36)	(1,200)	(192)	10,356	8,928

Total stockholders' equity	(265)	(1,899)	(425)	(1,710)	(469)	733	(3,685)	2,112	(650)	(6,258)

Total liabilities and stockholders' equity	$—	$(1,515)	$(88)	$(1,710)	$1,378	$352	$(963)	$—	$292	$(2,254)

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2008

19. Quarterly Financial Data (Unaudited) (Continued)

	Share-based compensation expense (including payroll tax adjustment)	Compensation arrangements with Turnkey	Compensation arrangements with EDSLan	Compensation arrangements with Interdata	Non payroll bonuses to Foreign Subsidiaries	Purchase accounting for EDSLan	Purchase accounting for Tecnonet	Minority interest	Accumulated other comprehensive income and other adjustments	Total Adjustment as of September 30, 2007
Assets
Current assets:
Inventories	$—	$—	$—	$—	$—	$—	$—	$—	$1,413	$1,413
Deferred income taxes	—	—	99	—	—	—	—	—	272	371

Total current assets	—	—	99	—	—	—	—	—	1,685	1,784
Goodwill	—	(1,515)	—	(1,710)	—	352	(963)	—	(5,038)	(8,874)
Deferred income taxes	—	—	—	—	718	—	—	—	273	991
Other assets	—	—	—	—	708	—	—	—	—	708

Total assets	$—	$(1,515)	$99	$(1,710)	$1,426	$352	$(963)	$—	$(3,080)	$(5,391)

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$293	$423	$1,389	$—	$1,788	$918	$—	$—	$(5,584)	$(773)
Deferred tax liability — short term	—	—	—	—	—	—	—	—	3,617	3,617
Other current liabilities	—	—	—	—	—	—	—	—	976	976

Total current liabilities	293	423	1,389	—	1,788	918	—	—	(991)	3,820
Deferred tax liability — long term	—	—	—	—	—	—	—	—	(3,102)	(3,102)
Minority interest	—	—	—	—	—	(1,299)	2,722	(2,187)	126	(638)
Commitments and contingencies
Stockholders' equity:
Additional paid-in capital	74,106	—	1,075	—	—	4,665	(4,717)	(1,299)	(19,119)	54,711
Accumulated deficit	(74,399)	(1,938)	(2,365)	(1,710)	(362)	(3,896)	2,232	3,906	9,488	(69,044)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(36)	(1,200)	(420)	10,518	8,862

Total stockholders' equity	(293)	(1,938)	(1,290)	(1,710)	(362)	733	(3,685)	2,187	887	(5,471)

Total liabilities and stockholders' equity	$—	$(1,515)	$99	$(1,710)	$1,426	$352	$(963)	$—	$(3,080)	$(5,391)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2008, the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weaknesses described below, our current management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

Internal Control Over Financial Reporting

Management's Consideration of the Restatement and its Underlying Circumstances

        As described in the Explanatory Note, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and in Note 3 to our Consolidated Financial Statements included in Item 8 of this Form 10-K on June 5, 2008, we announced that as a result of a discovery and preliminary analysis by management of information relating to our stock option practices during the period from 2002 through the first quarter of 2004, our Board had established a Special Committee of independent directors to conduct an independent investigation to review our historical stock option practices and related accounting. The Special Committee was assisted by independent legal counsel and outside investigative accounting experts. The Special Committee was further assigned to review non-stock option compensation arrangements, acquisition related accounting treatment, and other accounting issues in addition to the review of the historical stock option granting practices. The findings of the investigation resulted in adjustments to our consolidated financial statements related to three broad categories of transactions: (a) share-based compensation and related tax effects, (b) non-share-based compensation issues, and (c) acquisition related accounting treatment and other accounting issues. Management then conducted a detailed review of the historical documentation gathered by the Special Committee to determine the adjustments necessary to correct the accounting errors. As a result of the adjustments, we have restated our historical results for years prior to 2008.

Assessment of Prior Period Controls

        In light of, and in conjunction with, the restatement, we conducted an updated assessment of the Company's internal control over financial reporting for prior periods. In performing the updated assessment, we considered the testing done to support the conclusion in the previous assessment, the overall result of which was that no material weaknesses existed. Based on the updated assessment, our management concluded that three material weaknesses existed in our internal control over financial reporting in prior periods: 1) deficiencies relative to review and approval controls around the authorization, granting and recognition of stock option transactions 2) deficiencies relative to the design effectiveness of review and approval controls around the accounting for business acquisitions and other accounting issues, other compensation arrangements and non-routine transactions, and 3) deficiencies relative to the review and approval controls over the recording of transactions and our financial statement close process at our Source Photonics subsidiary.

        A material weakness is a deficiency, or combination of deficiencies, which allow a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in restatement adjustments to the 2006 and 2007 consolidated financial statements, including an adjustment to the accumulated deficit balance for amounts that should have been recognized in periods prior to 2006. The material weaknesses are described in more detail as follows:

Stock Option Practices and the Related Accounting for Stock Option Transactions

        Beginning in mid-2006 through early-2007, our former CFO conducted an informal and voluntary review of our share-based award practices and concluded that there was no evidence that grant dates of options were designed to occur on dates with more favorable exercise prices (i.e., on dates with lower market prices). However, based on the information discovered in 2008 during the course of reviewing transactions related to our European subsidiaries, we determined that the conclusions reached from the earlier review were incorrect. This led to the Special Committee's investigation and the related review by management.

        The scope of management's review was extensive and included our entire stock option granting history from the first grant on February 23, 1994 to the last grant on May 1, 2008. It included a detailed review of our option grant procedures and available grant documentation in order to determine the appropriate measurement dates, and therefore, determine the adjustments necessary to correct for errors in the accounting for stock options. The review indicated that many pre-2004 option grant dates and prices were retrospectively selected, and the Company did not recognize the appropriate compensation expense. The Special Committee found no evidence that the option granting practices were carried out for the personal benefit of those awarding the options.

        Our process for awarding and documenting option grants changed several times between 1994 and 2008. The documentation we reviewed indicated that from mid-1995 until new procedures were implemented in 2004 for Sarbanes-Oxley Section 404 compliance ("SOX"), the Board of Directors, nor any of its committees were directly involved in approving grants to specific employees. Prior to March 31, 2004, the Company's stock option granting process was informal and poorly documented. The Board pre-authorized an annual allotment of stock options and left the allocation to specific recipients to the corporate executive team, in consultation with the heads of each of the Company's divisions.

        The investigation also found that prior to August 2002, the stock option administration was decentralized. The Company had multiple stock option plans and the administration was done by multiple people at different locations, using spreadsheets to track the grants. In August 2002, the Company implemented an electronic option tracking and administrative software program to replace the manual spreadsheet process and centralize all of the administration.

        Based on the above discussion, management has concluded that deficiencies in controls over stock option practices and the related accounting for stock option transactions existed historically and constituted a material weakness. Specifically:

  •
  The Company failed to design and maintain sufficient procedures and controls to ensure that option grants were made and accounted for in accordance with generally accepted accounting principles, including with respect to the identification, proper assessment, and application of the proper accounting treatment of stock option transactions, especially the determination of correct measurement dates for stock option grants and the accounting for modifications of key terms of options.

  •
  There was a lack of sufficient staffing, accounting knowledge and training among the personnel dealing with stock options and insufficient supervision of stock administration to ensure the proper application of accounting and financial reporting for stock option transactions.

  •
  There was a lack of complete and consistent documentation for stock option transactions.

        In March 2004 the Company adopted new procedures in response to the SOX requirements. The most significant of these changes was to grant stock options only on certain predetermined dates during the year. This procedure was effective at ending the practice of selecting grant dates with hindsight, however other limited measurement date errors did occur, primarily related to changes to approved lists of option grants subsequent to the grant date, or a delay in receiving the approval of grants from the Board. Also beginning in 2004, the Board began ratifying grant awards after issuance. We further strengthened our controls in November 2006 by making a unanimous written consent signed in advance by the Board a required granting action. These process improvements were effective at eliminating the occurrence of measurement date errors, mitigated the potential practice of any new backdating and greatly improved the quality and consistency of the Company's records.

        We believe the material weakness related to the stock option granting and related accounting for stock options was remediated prior to December 31, 2008 with the implementation of the process changes described above and with the investigation and correction of errors related to historical stock option accounting. All option grants must now be reviewed and approved by the full Compensation Committee and duly recorded in the minutes of the Committee meeting approving the grants. In addition, management has performed a detailed review of the facts and circumstances surrounding each option grant made for the period from 1994 through 2008, and believes that all accounting issues were identified and have been appropriately adjusted. While we believe the control deficiencies that led to a material weaknesses related to stock option granting and related accounting were remediated with the new procedures, the restated financial statements included in this report reflect adjustments that were a result of the material weakness in our internal controls that existed prior to that time.

Control Environment—Review and Approval Controls

        Through the investigation noted above, other errors were identified in the accounting for certain non-stock compensation arrangements, acquisitions, and other non-routine transactions. In some of these arrangements, we made payments to managers of our foreign subsidiaries that should have been recorded as compensation expense, but were originally treated as purchases of minority interests in the subsidiaries. In other cases, we did not record the compensation expenses in the proper period. Additionally, we made payments to the managers of certain foreign subsidiaries outside of the subsidiaries' payroll system, and we failed to withhold payroll tax or pay social security taxes.

        Separate errors were identified in our prior accounting for two acquisitions of subsidiaries in 1996 and 1997, and for the subsequent accounting for minority interests in those and other subsidiaries. We also found and corrected errors in our accumulated other comprehensive income balances and made adjustments to correct errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to the consolidated financial statements at the time the original financial statements were filed.

        Management has concluded that deficiencies in controls over non-stock compensation issues and other non-routine transactions existed historically and constituted a material weakness. Specifically:

  •
  The Company did not maintain at the entity level an oversight process to identify non-routine transactions occurring at corporate or the subsidiary level, to ensure that the transactions were properly accounted for. The Company's decentralized operations have led to a lack of effective controls regarding the identification and processing of non-routine transactions.

  •
  The Company failed to design and maintain sufficient procedures and controls to ensure that non-routine compensation arrangements were made and accounted for in accordance with Company policies, including with respect to the identification, proper assessment, and application of the proper accounting treatment of the transactions.

  •
  There was a lack of accounting knowledge and training among the personnel dealing with the items to ensure the proper application of accounting and financial reporting for the items.

  •
  There was a lack of complete and consistent documentation for the transactions.

        As part of its assessment of our internal control over financial reporting as of December 31, 2008, current management conducted an evaluation of the design and effectiveness of our control environment as a foundation for all other components of our system of internal control over financial reporting. The results of the independent investigation by the Special Committee of our non-routine transactions and other accounting items during the period were considered and constituted a significant element of this assessment. Based on the results of this assessment, management has concluded that the control environment was not effective because of the lack of review and approval controls as it relates to non-routine transactions. At December 31, 2008, the Company had not yet implemented new controls to remediate the issues that led to the restatement.

Source Photonics Subsidiary

        Following our acquisition of Fiberxon in July 2007, now a part of Source Photonics, we implemented additional controls in preparation for management's annual assessment of internal control over financial reporting. Despite these efforts to improve internal controls at the former Fiberxon entities, personnel at these entities continue to operate without following established policies and procedures or appropriately applying GAAP. The finance and accounting operations for this subsidiary are decentralized, and we have not identified effective controls to ensure that accounting policies and procedures are followed consistently and in accordance with GAAP.

        For the year ended December 31, 2008, significant financial statement adjustments were identified related to Source Photonics' goodwill, inventory and accrued liability balances and have been properly reflected in the December 31, 2008 consolidated financial statements. These adjustments arose due to the misapplication of generally accepting accounting principles as it relates to accounting for business combinations and inventory valuation.

        As a result, management has concluded that at December 31, 2008 a material weakness existed in internal control over financial reporting with respect to the review and approval controls over the recording of transactions and our financial statement close process at our Source Photonics subsidiary.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

        We have implemented, or are in the process of implementing through the date of the filing of this Form 10-K, changes to the Company's internal control over financial reporting. Thus far, we have implemented the following remediation measures to address the above material weaknesses:

  •
  We have hired an experienced Director of Internal Audit reporting directly to the Chairman of the Audit Committee to improve the Company's monitoring of internal controls including those controls in place at our subsidiaries.

  •
  We have, and are in the process of, adding additional experienced members to our Board of Directors to improve the corporate governance and oversight of the Company.

  •
  We have hired an in-house general counsel to ensure that non-routine transactions have appropriate legal review and documentation and to improve the Company's legal and regulatory controls.

  •
  We continue to analyze the issues that gave rise to the restatement to enable management to design and implement controls that will mitigate those risks.

  •
  We have hired more experienced and knowledgeable staff in our accounting and finance group.

  •
  We plan on conducting more frequent and more in-depth periodic audits of controls at the subsidiary level.

  •
  We are reviewing and revising the design of our internal controls over financial reporting, and will continue to implement additional controls that will ensure consistent application of accounting policies and procedures at all of our subsidiaries.

  •
  We have engaged an outside stock plan administrator to manage the option and other share-based compensation granting process.

Report of Management on Internal Control Over Financial Reporting

        Management, with the participation of our CEO and CFO, is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Exchange Act. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

        Based on its assessment, management has concluded that the Company's system of internal control over financial reporting is not adequately designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has therefore concluded that our internal control over financial reporting was not effective at December 31, 2008 due to material weaknesses that existed due to the effect of not maintaining effective review and approval controls at the entity level, as it relates to non-routine transactions and not maintaining effective review and approval controls at our Source Photonics subsidiary, based on criteria in the COSO Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

Inherent Limitation on the Effectiveness of Internal Controls

        Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all misconduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of misconduct, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or misconduct may occur and not be detected.

Changes in Internal Control Over Financial Reporting

        There were no changes in internal control over financial reporting during the quarter ended December 31, 2008, other than the ongoing remediation efforts discussed above, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.

        We have audited MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis. The following material weaknesses have been identified and included in management's assessment: not maintaining effective review and approval controls at the entity level, as it relates to non-routine transactions, and not maintaining effective review and approval controls at their Source Photonics subsidiary, based on criteria in the COSO Framework. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated October 7, 2009 on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, MRV Communications, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

/s/ Ernst & Young LLP
Los Angeles, California October 7, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table summarizes certain information with respect to each person who is a director or executive officer of MRV as of September 30, 2009:

Name	Age	Position
Shlomo Margalit (4)	68	Chairman of the Board, Chief Technical Officer and Secretary
Noam Lotan (4)	57	Chief Executive Officer and Director
Baruch Fischer (2),(5)	60	Director
Harold Furchtgott-Roth (1),(5)	52	Director
Michael Keane (1)	53	Director
Guenter Jaensch (1),(2),(3),(5)	70	Director
Igal Shidlovsky (1),(2),(3)	72	Director
Daniel Tsui (1),(2),(3)	70	Director
Guy Avidan	47	Co-President of MRV; President, Network Equipment Group
Near Margalit	36	Co-President of MRV; Chief Executive Officer, Source Photonics, Inc.
Chris King	38	Chief Financial Officer
Jennifer Hankes Painter	40	Vice President, General Counsel and Chief Compliance Officer

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nomination and Governance Committee

(4)
Member of the Executive Committee

(5)
Member of the Special Committee

Business Experience of Directors and Executive Officers

Shlomo Margalit, Chairman of the Board, Chief Technical Officer and Secretary

        Mr. Margalit is a founder, and has served as Chairman of the Board, Chief Technical Officer and Secretary of MRV since its inception in July 1988. From May 1985 to July 1988, Mr. Margalit served as a founder and Vice President of Research and Development for LaserCom, Inc., a manufacturer of semiconductor lasers. From 1982 to 1985, he served as a senior research associate at the California Institute of Technology ("CalTech") and from 1976 to 1982, a visiting associate at CalTech. From 1972 to 1982, Mr. Margalit served as a faculty member and associate professor at the Technion, the Israel Institute of Technology. During his tenure at the Technion, Mr. Margalit was awarded the Israel Defense prize for his work in developing infrared detectors for heat guided missiles and the David Ben Aharon Award for Novel Applied Research. Mr. Margalit holds a bachelor of science degree, a master's degree and a Ph.D. in electrical engineering from the Technion.

Noam Lotan, Chief Executive Officer and Director

        Mr. Lotan has served as MRV's President, CEO and Director since May 1990 and relinquished the title of President in July 2009 in conjunction with the naming of Messrs. Avidan and Near Margalit as Co-Presidents. Mr. Lotan also served as CFO from October 1993 through June 1995. From March 1987 to January 1990, he served as Managing Director of Fibronics (UK) Ltd., the United Kingdom subsidiary of Fibronics International Inc. ("Fibronics"), a manufacturer of fiber optic communication networks. MRV purchased the Fibronics business in September 1996. From January 1985 to March 1987, Mr. Lotan served as a Director of European Operations for Fibronics. Prior to such time, Mr. Lotan held a variety of sales and marketing positions with Fibronics and Hewlett-Packard. Mr. Lotan was an officer in the Israeli Defense Forces prior to joining Hewlett Packard. Mr. Lotan holds a bachelor of science degree in electrical engineering from the Technion, and a master's degree in business administration from INSEAD (the European Institute of Business Administration, Fontainebleau, France). Mr. Lotan has served as a director for Capstone Turbine Corporation, a Nasdaq-traded public microturbine manufacturing company since June 2005.

Baruch Fischer, Director

        Professor Fischer has served as a Director of MRV since 1999. He served as Dean of the Electrical Engineering Facility at the Technion where he currently serves as a professor and the Head of the Opto-Electonics Center. His current research activities include fiber-optic communications, lasers, WDM technology, fiber gratings and "all-optical" processing and networks, nonlinear-optics, pulse-optics, and statistical-mechanics and quantum-mechanics based studies in optics and lasers. He has authored or co-authored approximately 250 journal and conference papers and holds nine patents in the field of photonics. He received a bachelor of science degree in 1973. a master of science degree in 1975, and a Ph.D. from Bar-Ilan University, Israel. He subsequently became a Post-Doctorate Fellow at CalTech and joined the faculty of the Technion in 1983. Professor Fischer is a Fellow of the Optical Society of America, was a topical editor for Optics Letters, and is on the Editorial Board of the International Journal of Nonlinear Optical Physics & Materials.

Harold Furchtgott-Roth, Director

        Mr. Furchtgott-Roth has served as a Director of MRV since 2005. He is the President of Furchtgott-Roth Economic Enterprises, an economic consulting firm, which he founded in 2003. From 2001 to 2003, he was a visiting fellow at the American Enterprise Institute and from 1997 to 2001, he served as a Commissioner of the Federal Communications Commission ("FCC"). Before his appointment to the FCC, he was Chief Economist for the House Committee on Commerce and a principal staff member on the Telecommunications Act of 1996. Mr. Furchtgott-Roth is the author of numerous publications and has co-authored three books. He serves as the Chairman of the Board of Oneida Partners, a privately-held wireless company. Mr. Furchtgott-Roth received a bachelor of science degree in economics from the Massachusetts Institute of Technology and a Ph.D. in economics from Stanford University.

Guenter Jaensch, Director

        Mr. Jaensch has served as a Director of MRV since 1997. He has held executive positions for over 25 years with Siemens or its subsidiaries in Europe and the United States. Among his assignments were service as President of Siemens Communications Systems, Inc., President and Chairman of Siemens Corporate Research and Support, Inc., Chairman and CEO at Siemens Pacesetter, Inc. and head of the Cardiac Arrhythmia Division of Siemens AG Medical Group. Mr. Jaensch holds a master's degree in business administration and a Ph.D. in business and finance from the University of Frankfurt.

Michael Keane, Director

        Mr. Keane has served as a Director since July 2009. Since September 2008, he has served as the Senior Vice President and CFO of Clipper Windpower, Inc. From 2005 to 2008, he served as Corporate Vice President and CFO of Computer Sciences Corporation ("CSC"). Prior to joining CSC, Mr. Keane was Senior Vice President and CFO of UNOVA, Inc. for eight years following the spin-off of UNOVA from Western Atlas, Inc. He joined Litton, a predecessor to UNOVA, in 1981, was named Assistant Treasurer in

1988, and became Director of Pensions and Insurance in 1991. He was then elected Vice President and Treasurer of Western Atlas when the company was spun off from Litton in 1994, and promoted to Senior Vice President and CFO in 1996. Prior to his career at Litton, he was a certified public accountant at Price Waterhouse. Mr. Keane currently serves as a director for the City of Hope, a non-profit cancer charity. He holds a bachelor's degree in accounting from Illinois State University and a master's degree in business administration from the Anderson Graduate School of Management at the University of California at Los Angeles.

Igal Shidlovsky, Director

        Mr. Shidlovsky has served as a Director of MRV since 1997, and is MRV's lead independent director. He is the Managing Director of Global Technologies, an investment and consulting organization, which he founded in 1994. He has extensive management and consulting experience with international companies and start up technology companies. He held several executive positions including Vice President, Corporate Development at Siemens Pacesetter, a division of Siemens AG Medical Group, Director of Strategic Planning and Technology Utilization, and Director of the Microelectronics Department at Siemens Corporate Research. From 1969 to 1982 he was with RCA Laboratories, a leading electronic research and development organization. Mr. Shidlovsky holds a bachelor of science degree in chemistry from the Technion and master's degree and Ph.D. from the Hebrew University in Israel.

Daniel Tsui, Director

        Professor Tsui has served as a Director of MRV since 1999. He is the Arthur Le Grand Doty Professor of Electrical Engineering at Princeton University. From 1967 to 1980, he served with Bell Laboratories before joining the faculty of Princeton University, where he has remained to present. He was awarded the 1998 Nobel Prize in Physics for the discovery and explanation of the fractional quantum Hall effect. He was a recipient of the American Physical Society 1984 Buckley Prize, the 1998 Benjamin Franklin Medal and was elected to the National Academy of Sciences and the National Academy of Engineering. He is a fellow of the American Physical Society and the American Association for the Advancement of Science and the American Academy of Arts and Sciences. He is currently engaged in research activity relating to properties of thin films and microstructures of semiconductors and solid-state physics. He received a bachelor of arts degree from Augustana College and a Ph.D. in physics from the University of Chicago.

Guy Avidan, Co-President of MRV; President, Network Equipment Group

        Mr. Avidan has served as Co-President of MRV and President of MRV's Network Equipment group since July 2009. Prior to that, he was MRV's CFO since July 2007 (in an acting capacity until March 2008). Prior to assuming the CFO position, Mr. Avidan served as Vice President and General Manager of MRV's subsidiary, MRV International, from 2001 to July 2007. From 1995 to 2001, he served MRV in various executive capacities with other MRV subsidiaries. From 1992 to 1995, Mr. Avidan served as Vice President of Finance and CFO of Ace North Hills, which MRV acquired in 1995. From 1989 to 1992, he practiced accounting with a public accounting firm that became part of Ernst & Young. Mr. Avidan holds a bachelor of science degree in economics and accounting from Haifa University.

Near Margalit, Co-President of MRV; Chief Executive Officer of Source Photonics, Inc.

        Mr. Near Margalit has served as Co-President of MRV since July 2009. He has also served as the CEO of MRV's subsidiary Source Photonics, Inc. since February 2003. From February 2003 to July 2007 he served as Source Photonics' President. From May 2002 until February 2003, he served MRV as Vice President of Marketing and Business Development. From 1998 until May 2003, he was founder, Chairman and Chief Technology Officer for Zaffire, Inc., a DWDM Metro Platform company, which was acquired by Centerpoint in October 2001. Prior to founding Zaffire, he was employed by MRV, both in the optical component and networking divisions. Mr. Near Margalit earned a bachelor of science degree in applied physics from the California Institute of Technology and a Ph.D. in optoelectronics from the University of California, Santa Barbara.

Chris King, Chief Financial Officer

        Mr. King has served as MRV's CFO since July 2009. Prior to that, he was MRV's Vice President of Finance and Chief Compliance Officer from January 2008. From 2005 through 2007, he served as the Senior Vice President, Finance for Tandberg Television, which was a public company traded on the Oslo exchange until it was acquired by Ericsson in 2007. In 2005, Tandberg acquired GoldPocket Interactive, Inc. where Mr. King served as CFO, Secretary and Treasurer from the time he joined in 2000. From 1993 through 2000, he practiced accounting with PricewaterhouseCoopers. Mr. King holds a bachelor of arts degree in business economics from the University of California, Santa Barbara, and he is a certified public accountant.

Jennifer Hankes Painter, Vice President, General Counsel and Chief Compliance Officer

        Ms. Painter joined MRV as Vice President, General Counsel in February 2009, and has also served as the Chief Compliance Officer since July 2009. Prior to joining MRV, from 2004 to 2008 Ms. Painter served as vice president, assistant general counsel for The Ryland Group, Inc., a national homebuilder, where she was responsible for the company's regulatory compliance, corporate governance, financings, and general corporate and employment law. From 2001 to 2004, Ms. Painter served as vice president, general counsel of Cadiz Inc., a public water and agricultural company previously traded on Nasdaq, where she was responsible for the company's domestic and international legal and compliance issues. Prior to joining Cadiz, Ms. Painter was an associate with Sullivan & Cromwell, an international law firm, and dealt with merger and acquisition transactions, securities and other corporate matters; and was an officer in the U.S. Army Corps of Engineers prior to her legal career. She received a bachelor of science degree in civil engineering from the U.S. Military Academy and a juris doctor degree from Loyola Law School of Los Angeles. Ms. Painter is an active member of the California Bar.

Board of Director Committees and Their Members

        The system of governance practices followed by the Company is documented in the MRV Communications, Inc. Corporate Governance Policies (the "Governance Guidelines") and the charters of the Audit Committee, Compensation Committee and Nomination and Governance Committee, all of which are available on MRV's website at www.mrv.com. The Governance Guidelines and charters are intended to assure that the Board will have the necessary authority and practices in place to review and evaluate MRV's business operations and to make decisions that are independent of the Company's management. The Governance Guidelines also are intended to align the interests of directors and management with those of MRV's stockholders. The Governance Guidelines establish the procedures the Board will follow with respect to Board composition and selection, Board meetings and involvement of senior management, Board committees, director compensation, and the CEO's performance evaluation. Each of the committee charters addresses annual reviews of the committees and the Nomination and Governance Committee Charter gives authority to that committee to recommend to the Board of Directors the process for an annual self-evaluation of the Board's performance and the performance of each of the committees. The Governance Guidelines and committee charters are reviewed from time to time and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. The committee charters were most recently modified by the Board in 2004, and the Governance Guidelines on October 5, 2009. The Governance Guidelines were recently amended a) to require directors to provide letters of resignation if they do not receive a majority of votes in an uncontested election and b) to eliminate the need for an independent lead director for the Board of Directors if the chairperson is independent.

        The Board has five committees: an Audit Committee, a Compensation Committee, a Nomination and Governance Committee, an Executive Committee and a Special Committee. The Audit Committee, Compensation Committee and Nomination and Governance Committee hold regularly scheduled meetings, and special meetings may be held from time to time as the Board or its committees deem necessary. At quarterly Board meetings, time is set aside for the independent directors to meet in an executive session without management or management directors present. The Special Committee was formed to review MRV's historical stock option practices and related accounting as well as other issues. The Special Committee held meetings from time to time as deemed necessary but is currently inactive as the restatement of MRV's financial statements has been completed and the Staff of the SEC has informed the Company that it has completed its investigation into MRV's historical stock option grants and practices and that it does not intend to recommend any enforcement actions by the SEC. The Board of Directors met 12 times during 2008. No directors attended fewer than 75 percent of the meetings of the Board of Directors and the meetings of the committees on which he served during 2008. All directors attended each of the Board meetings and meetings of the committees on which they served during 2008 except one member missed an Audit Committee meeting and two others missed a Special Committee meeting. Mr. Shidlovsky has served as the lead independent director since the last annual meeting of stockholders. The lead independent director is responsible for coordinating the activities of the non-management directors, coordinating with the Chairman to set the agenda for Board meetings, chairing meetings of the non-management directors, and leading the Board's review of the CEO.

        The following table summarizes the members of the Board of Directors and the committee memberships each director held during 2008 and as of September 30, 2009 unless otherwise indicated:

Name	Audit		Compensation		Nomination and Governance		Executive	Special Committee
Shlomo Margalit							X
Noam Lotan							X
Baruch Fischer			X					X
Harold Furchtgott-Roth	X							X	(1)
Guenter Jaensch	X	(1)	X		X			X
Michael Keane	X	(2)
Igal Shidlovsky(3)	X		X	(1)	X	(1)
Daniel Tsui	X		X		X

(1)
Committee Chairperson

(2)
Added to the Audit Committee on September 24, 2009

(3)
Lead Independent Director

Board Committees and Director Independence

        Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel, other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of the Board and of each committee (other than Messrs. Shlomo Margalit and Lotan who are officers and employees of MRV and serve on the Executive Committee) meets the standards of independence under the Governance Guidelines and the rules of the Nasdaq Stock Market, LLC.

Audit Committee

        The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of MRV's accounting, auditing, and financial reporting practices. The Audit Committee's role includes overseeing MRV's system of internal controls and disclosure controls, accounting and auditing processes and discussing with management the Company's processes to manage business and financial risk, and compliance with applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent registered public accounting firm engaged to issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent registered public accounting firm in carrying out its oversight responsibilities. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board has further determined that Messrs. Jaensch and Furchtgott-Roth are "audit committee financial experts" as defined in Item 407(d)(5) of Regulation S-K, promulgated under the Exchange Act. The Audit Committee met five times during 2008. A current copy of the Audit Committee Charter is available on MRV's website at www.mrv.com.

Compensation Committee

        The primary responsibilities of the Compensation Committee are: (a) to make recommendations to the Board as to the Company's general compensation philosophy and to oversee the development and implementation of compensation programs; (b) to evaluate the performance of the CEO based on Board-approved goals and objectives, and based on this evaluation, recommend to the Board the CEO's annual compensation level; (c) to evaluate the performance of other senior management and make recommendations to the Board regarding annual compensation levels; (d) to review and make recommendations to the Board with respect to the Company's incentive compensation plans and equity-based plans; and (e) to grant awards under the Company's equity incentive plans to employees, not including executive officers. The Compensation Committee's role includes producing the report on executive compensation required by SEC rules and regulations. The Compensation Committee has the authority, to the extent it deems necessary or appropriate, to select and retain special counsel or other experts or consultants, including sole authority to approve the fees and retention terms of such advisors, to assist in the discharge of its duties and responsibilities. The Compensation Committee met three times during 2008. A current copy of the Compensation Committee Charter is available on MRV's website at www.mrv.com.

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee was, during 2008 or at any other time, an officer or employee of MRV or any of its subsidiaries; was formerly an officer of MRV or any of its subsidiaries; or had a relationship in 2008 requiring disclosure under applicable SEC regulations. No executive officer of MRV serves or served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, any of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

Nomination and Governance Committee

        The principal responsibilities of the Nomination and Governance Committee are to: (a) lead the search for qualified director candidates for election to the Board, ensuring the Board has the appropriate mix of skills and expertise; (b) retain and terminate search firms used to identify director candidates; (c) solicit the views of the CEO, members of the Company's senior management, and members of the Board regarding the qualifications and suitability of director candidates; (d) establish policies and procedures for the evaluation of director candidates put forth by the Company's stockholders; (e) review and recommend to the Board a set of corporate governance principles, code of business conduct and ethics applicable to the Board and the Company, and (f) oversee and evaluate compliance by the Board and senior management with those corporate governance principles, ethics standards and code of conduct. The Nomination and Governance Committee's role includes periodically reviewing the compensation paid to non-employee directors, and making recommendations to the Board for any adjustments. The Chair of the Nomination and Governance Committee acts as the lead independent director and is responsible for leading the Board's annual review of the CEO's performance. The Nomination and Governance Committee met two times in 2008. A current copy of the Nomination and Governance Committee Charter is available on MRV's website at www.mrv.com.
        Nominees for the Board of Directors should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment and integrity. The Nomination and Governance Committee annually reviews with the Board the applicable skills and characteristics required of Board nominees in the context of current Board composition and Company circumstances. In making its recommendations to the Board, the Nomination and Governance Committee considers, among other things, the qualifications of individual director candidates. The Nomination and Governance Committee works with the Board to determine the appropriate characteristics, skills and experiences for the Board as a whole and its individual members with the objective of having a Board with business experience, diversity and personal skills in technology, finance, marketing, international business, financial reporting and other areas that are expected to contribute to an effective Board. In evaluating the suitability of individual Board members, the Board takes into account many factors, including a general understanding of marketing, finance, and other disciplines relevant to the success of a publicly traded company in today's business environment; an understanding of the Company's business and technology; educational and professional background; and personal accomplishment. The Board evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best perpetuate the success of the Company's business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. In determining whether to recommend a director for re-election, the Nomination and Governance Committee also considers the director's past attendance at meetings and participation in and contributions to the activities of the Board.

        In November 2008, the Special Committee issued a recommendation to the Board to search for three new independent directors. In accordance with this recommendation, the Nomination and Governance Committee in 2009 conducted a search for three additional director nominees to add depth and business and financial experience to the Board. In February 2009, the Nomination and Governance Committee hired Korn Ferry, an executive recruiting firm, to assist in this search and evaluate and identify potential candidates. In addition to the candidates recommended by Korn Ferry, numerous candidates were identified by various internal and third party sources, which suggestions were forwarded to the Chairman of the Nomination and Governance Committee to review. The committee Chairman provided certain recommendations to Korn Ferry, who evaluated all recommended candidates along with candidates that it recommended of its own accord. In July 2009, Mr. Keane, a nominee initially recommended by Korn Ferry, was nominated by the Nomination and Governance Committee to the Board, and was appointed by the Board to serve until the next annual stockholders' meeting.

        The committee will consider stockholder recommendations for candidates for the Board. All stockholder recommendations must be in writing, addressed to MRV Communications, Inc., 20415 Nordhoff Street, Chatsworth, California 91311, Attention: Secretary (or if MRV's corporate headquarters have changed, to MRV's new corporate headquarters as publicly announced). Submissions must be made by certified mail or commercial courier service (i.e., Federal Express). Hand delivered or emailed submissions will not be considered.

Executive Committee

        The Executive Committee consists of Messrs. Lotan and Shlomo Margalit. The Executive Committee reviews and makes recommendations to the Board of Directors with respect to strategy, acquisitions and other opportunities for the Company, and acts on behalf of the Board, to the fullest extent permitted by law, when it is impractical for the Board to react. In addition, the Executive Committee is a forum to review other significant matters not addressed by the other Board committees and to make appropriate recommendations to the Board of Directors. The Executive Committee did not meet as a committee during 2008.

Special Committee

        The Special Committee was formed to review the Company's historical stock option practices and related accounting as well as other issues. The Special Committee met 28 times in 2008 and at least 22 times in 2009.

Communications with the Board

        The Board maintains a process by which stockholders and other interested parties may communicate with members of the Board of Directors. Any stockholder or other interested party who desires to communicate with the Board of Directors, individually or as a group, may do so by writing to the intended member or members of the Board of Directors, c/o Chief Compliance Officer, 20415 Nordhoff Street, Chatsworth, California 91311.

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

Code of Business Conduct and Corporate Governance

        We have adopted a Code of Business Conduct and Corporate Governance that applies to all of our directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of our CEO, CFO, Controller and other employees who perform financial or accounting functions are set forth in the section of our Code of Business Conduct and Corporate Governance entitled "Special Ethics Obligations of Employees with Financial Reporting Responsibilities." The Code is available through our web site at www.mrv.com. Printed copies are available free of charge and may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (818) 886-6782 or by e-mail at ir@mrv.com.

        We intend to satisfy the disclosure requirements under the Exchange Act regarding an amendment to, or a waiver from, our Code of Business Conduct and Corporate Governance by posting such information on our web site at www.mrv.com.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Exchange Act, MRV directors, executive officers and stockholders who own more than 10% of a registered class of MRV equity securities are required to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by SEC regulations to furnish MRV with copies of all Section 16(a) forms they file. We believe, based solely on a review of the copies of such reports furnished to the Company that the reports required of MRV's executive officers, directors and 10% or greater stockholders were duly and timely filed during the year ended December 31, 2008.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The Compensation Committee has responsibility for evaluating, approving and recommending MRV compensation programs. The Compensation Committee is responsible for reviewing and evaluating executive officers' performances relative to meeting corporate goals and objectives, and determining compensation levels based on this evaluation.

Philosophy

        MRV's compensation policies are structured to set base salaries below an industry average, and link corporate performance to additional compensation of executive officers, including but not limited to the CEO, the Chairman of the Board and Chief Technical Officer, MRV's two Co-Presidents and CFO (together, the "Executives"). The Compensation Committee uses factors such as MRV's financial results to determine performance-based annual incentive compensation, in an effort to align the financial interests of the Executives with the results of MRV's performance. This philosophy may cause compensation to fluctuate from year to year, and as a result, the Executives' compensation levels may be above or below the comparable range of MRV's peers. The Compensation Committee does not attempt to maintain a certain target percentile within a peer group. In general, the compensation package provided to MRV's Executives consists of base salary, discretionary performance-based cash bonuses, and longer-term equity incentive compensation in the form of stock options.

        To the extent readily determinable, the Compensation Committee considers the anticipated tax treatment to MRV and to the Executives of various types of compensation. Some types of compensation and associated deductibility for Company tax purposes depend upon the timing of an Executive's vesting or exercise of granted stock options. Interpretations of and changes in the tax laws also affect the deductibility of compensation. To the extent reasonably practicable and to the extent it is within the Compensation Committee's control, the Committee intends to limit Executive compensation to that deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Determination of CEO's Compensation

        Mr. Lotan's base salary is subject to change at the discretion of the Board of Directors, under the terms of his employment agreement described below under "Employment Agreements and Change of Control Arrangements". In determining the amount of Mr. Lotan's base salary, discretionary bonus and stock option awards, the Compensation Committee reviews industry market data, and the total compensation paid to other chief executives in the technology industry. The Compensation Committee also considered factors such as Mr. Lotan's years of service with MRV, the historical compensation paid to Mr. Lotan and MRV's other Executives, and MRV's financial performance and share-price performance for the past year particularly.

Annual Compensation Methodology

        In the first quarter of each year, the Compensation Committee meets to review the salary, discretionary bonus and stock option award compensation given to the Executives and determines whether MRV's financial performance for the preceding year justifies changes in base salaries, awarding discretionary bonuses, or granting share-based compensation.

        The Compensation Committee takes into consideration achievement of milestones against the current business plan, as well as the amount of comprehensive income received by Executives during the preceding two fiscal years. Comprehensive income consists of the total of (a) the cash compensation for salary and bonus, paid or payable to the recipient for the two preceding years, (b) adding the increase or subtracting the decrease of the value of share-based compensation as of the end of each of the two preceding fiscal years, and (c) adding the total cash contributed by MRV during each of the two to its 401(k) savings plan for the recipient, and MRV-paid insurance premiums on health, dental, vision and life insurance covering the recipient. These same benefits are also provided by MRV to all of its employees in the United States. The value of share-based compensation is computed for each of the two fiscal years by:

  (i)
  Adding the value at the time of stock options grants to the recipient during that year. The value is determined using the same financial model used to compute the value of all compensatory options granted during the year for purposes of preparing MRV's financial statements under generally accepted accounting principles;

  (ii)
  Adding the unrealized gain or subtracting the unrealized loss in the intrinsic value of in-the-money stock options previously granted and held by the recipient at the end of the year, regardless of whether the options have vested, from the intrinsic value of in-the-money options held by the recipient at the end of the preceding year; and

  (iii)
  Adding the unrealized gain or subtracting the unrealized loss at the end of the year on the market value of shares of MRV's stock obtained by the recipient upon exercise of previously granted company options from the value of such shares at the end of the preceding year.

        Each year, the Compensation Committee reviews and approves proposed grants of awards for all equity incentive plan participants. Common Stock-based awards are viewed as an important component of total executive pay, aligning compensation with increasing stockholder value and, thus, providing an important benefit to stockholders. Stock options provide a financial reward only in the event that stockholder values are increased. Generally, within compensation programs, stock options are viewed as a cost-effective method for providing equity-based long-term incentive compensation.

        In 2006, MRV adopted a written stock option policy to supplement the provisions of its equity-compensation plans and to govern the timing of its stock option grants to employees generally and to its officers and directors in particular. The goal in creating and adopting the policy was to seek to ensure that equity-based awards were made in a manner consistent with the terms of the governing plans and only at times, and at prices, when all material information had been disseminated to MRV stockholders. This practice allows investors making investment decisions with respect to MRV's Common Stock to access the same information as that available to participants in MRV equity-award plans.

2008 Compensation Decisions

        Base Salary and Annual Cash Bonus.    The Compensation Committee used the considerations above to determine recommendations for base salary for 2009 and the amount of any bonus for MRV's Executives' for goals attained during 2008. Due to the fact that the Company determined that its financial statements could not be relied upon in 2008 and the Company's business was also being affected by the global economy's recession, the Compensation Committee determined that the Executives should receive the same base salaries in 2009 as they received in 2008, and no cash bonuses would be awarded to Executives for 2008 performance. However, Mr. King received a $45,000 bonus for 2008 performance in his position as VP, Finance. Further, in July 2008, Mr. Avidan received a bonus of $110,114 to compensate him retroactively for the fact that his base salary had not increased in the preceding year to reflect his added responsibilities as CFO.

        In March 2009, the recession was affecting the Company's business significantly, and management recommended a 10% temporary pay cut for certain officers and employees, including Messrs. Lotan, Shlomo Margalit, Avidan and King. The pay cut is to be reviewed six months after its implementation. The Board of Directors approved of such pay cut and accepted a 10% pay cut of its own fees until such time as employee pay is restored. Further, in June 2009, in recognition of his efforts to complete the restatement and acknowledgement of his taking on additional duties, Mr. King's base salary was raised to $210,000, subject to the 10% salary reduction noted above. Mr. Near Margalit received a $10,000 discretionary bonus at the same time in recognition of his efforts in addressing the impact of the challenging market environment.

        Stock Option Grants.    Grants to each of the Executives in March 2008 were done under MRV's 2007 Omnibus Incentive Plan. The options vest pro rata over four years in annual increments and accelerate upon a change of control as defined in the plan. Discretionary grants to Messrs. Lotan, Avidan and Near Margalit were intended to replace discretionary annual cash bonuses as well as provide equity incentive in the following amounts:

	Options in lieu of cash bonus	Regular option grant	Total
Noam Lotan	90,000	80,000	170,000
Near Margalit	45,000	75,000	120,000
Guy Avidan	22,500	70,000	92,500

        Mr. Shlomo Margalit declined his grant of 170,000 options, and Mr. King received a grant of 50,000 options as part of his offer of employment.

        In the first nine months of 2009, the Company has not granted any equity awards due to the fact that the Company was delinquent in its periodic filings with the SEC, including its annual and quarterly reports on Forms 10-K and 10Q. It is anticipated that the Compensation Committee will recommend and approve grants of awards to Executives and other officers and employees upon the Company's becoming current with its filings with the SEC. No such awards have been proposed or awarded as of the date of this Form 10-K.

Employee Benefits

        Executives are generally entitled only to benefits consistent with those offered to other employees of the Company. The Company offers group life, disability, medical, dental and vision insurance and a 401(k) plan.

Employment Agreements and Change of Control Arrangements

        We generally avoid entering into employment agreements with our executives; however, we do have written employment agreements with Messrs. Lotan and Margalit. In March 1992, we entered into three-year employment agreements with Messrs. Lotan and Margalit, effective upon completion of our initial public offering in December 1992. Upon expiration, these agreements automatically renew for one-year terms unless either party terminates them by giving the other three months' notice of non-renewal prior to the expiration of the current term. Accordingly, Messrs. Lotan and Margalit are currently employed under their employment agreements with terms expiring on March 22, 2010, with automatic renewal for another year unless notice of non-renewal is provided per the agreements. Pursuant to the agreements, Mr. Lotan serves as CEO and a Director of MRV and Mr. Shlomo Margalit serves as Chairman of the Board of Directors, Chief Technical Officer and Secretary. Each of the agreements contains a one-year non-compete and non-solicitation provision upon termination of employment. The Compensation Committee of the Board of Directors approved a five percent increase in base salary to Messrs. Lotan and Shlomo Margalit effective January 2008 which gave them base annual salaries of $273,000 and $115,500, respectively, subject to the 10% temporary pay cut discussed above in the subsection entitled "Base Salary and Annual Cash Bonus". Each is also entitled to receive a bonus determined and payable at the discretion of MRV's Board of Directors.

        The agreements may be terminated immediately for cause or in the event of the liquidation or bankruptcy of MRV, at any time without cause provided MRV pays one year base salary upon notice of termination, or on 30 days prior written notice upon death or disability. However, if the termination of employment without cause is due to a change of control of MRV, Messrs. Lotan and Shlomo Margalit shall be entitled to receive a lump sum severance equal to the lesser of one year base salary or an amount equal to the salary due to them under the terms of their employment contract at the time of termination. Assuming a termination without cause occurred on December 31, 2008 (with or without a change of control), Messrs. Lotan and Shlomo Margalit would have received $273,000 and $115,500, respectively.

        The agreements define "cause" as (a) the falseness or material inaccuracy of any of the officers' warranties and representations in the agreements, (b) the willful failure or refusal of the officers to comply with explicit directives of the Board of Directors or Executive Committee or to render the services required by the agreements, (c) fraud or embezzlement involving assets of the Company, its customers, suppliers or affiliates or other misappropriation of the Company's assets or funds, (d) the officers' conviction of a criminal felony offense, (e) breach or habitual neglect of the officers' obligations under their agreements or their duties as employees of the Company, and (f) habitual use of drugs or insanity. "Disability" is defined as not being able to perform duties for 90 out of 180 days due to mental or physical disability. A "change of control" is defined as the sale of all or substantially all of the assets of MRV, the merger of MRV with another entity where the other entity survives the merger, or any transaction where the two original founders (including Mr. Shlomo Margalit) cease to hold positions where they determine policy of the Company. The other original founder left MRV of his own accord in 1999.

        MRV is the beneficiary of a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Lotan.

Executive Compensation Tables

        The following table summarizes information regarding compensation paid and the fair value of option grants during each of the past three fiscal years to MRV's CEO, CFO and the three next highest compensated executive officers (collectively, the Named Executive Officers) serving at December 31, 2008.

Summary Compensation Table
	Year	Salary	Bonus (1)	Option awards (2)		All other compensation (3)		Total
Noam Lotan (5)	2008	$272,650	$—	$187,791		$8,294		$468,735
Chief Executive Officer	2007	$258,853	$—	$142,865	(4)	$9,079		$410,797
	2006	$224,039	$40,000	$149,762		$6,835		$420,636
Shlomo Margalit	2008	$115,267	$—	$—		$3,572		$118,839
Chairman, Chief Technical	2007	$110,000	$—	$—		$3,414		$113,414
Officer and Secretary	2006	$110,000	$—	$—		$3,414		$113,414
Guy Avidan (6)(7)	2008	$202,964	$110,114	$111,658		$45,858	(8)	$470,594
Co-President of MRV,	2007	$146,304	$—	$71,862		$36,110		$254,276
President,
Network Business
Near Margalit (9)	2008	$261,971	$—	$166,035		$8,873		$436,879
Co-President of MRV,	2007	$248,076	$30,000	$130,753		$8,756		$417,585
CEO, Source	2006	$199,230	$40,000	$116,426		$6,091		$361,747
Photonics, Inc.
Chris King (10)	2008	$162,265	$45,000	$8,886		$2,658		$218,809
Chief Financial Officer

(1)
The annual cash bonus earned in 2008 by Mr. King was paid out in January 2009. The annual cash bonus earned in 2007 by Mr. Near Margalit was paid out in March 2008. The annual cash bonuses earned in 2006 by Messrs. Lotan and Near Margalit were paid out in March 2007. In July 2008, Mr. Avidan received a bonus to compensate him for the fact that his base salary had not increased in the preceding year to reflect his added responsibilities as CFO.

(2)
Amounts reflect the compensation expense determined by MRV for accounting purposes for option awards granted in 2008 and prior years, including the impact of the restatement of share-based compensation on previously reported amounts. The stated amounts do not reflect whether the recipient actually realized a financial benefit from the awards. Amounts shown for option awards exclude estimated forfeitures, and differ for this reason from the expense recognized in accordance with Statements of Financial Accounting Standards No. 123(R) Share-Based Payment ("SFAS No. 123R") for financial statement purposes for the years ended December 31, 2008, 2007 and 2006. For additional information regarding valuation assumptions, refer to Note 15 (Share-Based Compensation) to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(3)
None of the named executive officers except Mr. Avidan received perquisites in excess of $10,000, and therefore such amounts are not included in the "All other compensation," or "Total" columns. For each named executive officer except Mr. Avidan, "All other compensation" includes life insurance premiums paid and MRV contributions to its 401(k) savings plan on their behalf.

(4)
Includes the incremental increase in fair value for modifying an existing option grant to extend the term.

(5)
Mr. Lotan retained the title of CEO but relinquished the title of President to accommodate the promotion of two Co-Presidents in July 2009.

(6)
Mr. Avidan became the acting CFO in July 2007, and was named CFO in March 2008. In July 2009, he was promoted to the position of Co-President of MRV and President of MRV's Network Business.

  Compensation disclosure is omitted for 2006 because Mr. Avidan was not a named executive officer prior to 2007.

(7)
Mr. Avidan is employed by MRV International, Inc., a wholly-owned subsidiary of MRV, and is an Israeli employee. Therefore, all of his base salary in 2007 and $167,964 of it in 2008, and all amounts under "All other compensation" were paid in Israeli shekels and converted to U.S. dollars for purposes of this table. The conversion rate used (average for calendar year) was $0.2799 per shekel in 2008, and $0.2438 per shekel in 2007.

(8)
In 2008, Mr. Avidan received the benefit of a company-leased car in the amount of $20,630. He also received manager's insurance premiums paid in the amount of $21,271, and received reimbursement for a Study fund in the amount of $3,957. In 2007, the benefit amount for Mr. Avidan's car was $14,135, the manager's insurance premiums paid were $18,528, and the Study fund amount received was $3,447. All of the perquisites set forth above for Mr. Avidan were paid in shekels and converted to U.S. dollars for purposes of this table pursuant to the method described in footnote (5) above.

(9)
Mr. Near Margalit added the title of Co-President of MRV to his existing position of CEO of Source Photonics, Inc. in July 2009.

(10)
Mr. King joined MRV in January 2008 as VP, Finance and Chief Compliance Officer, and was promoted to CFO in July 2009.

        The following table summarizes share-based awards to named executive officers during 2008:

Grants of Plan-Based Awards
Name	Grant date	Approval date	Number of securities underlying options (1)	Exercise price of option award ($/share) (2)	Grant date fair value of option award (3)
Noam Lotan	3/3/08	2/29/08	170,000	$1.49	$133,059
Shlomo Margalit (4)	N/A	N/A	—	$—	$—
Guy Avidan	3/3/08	2/29/08	92,500	$1.49	$72,400
Chris King	3/3/08	2/29/08	50,000	$1.49	$39,135
Near Margalit	3/3/08	2/29/08	120,000	$1.49	$93,924

(1)
Each of these non-qualified stock option awards vest pro rata over four years in annual increments from the date of grant, provided the executive officer is employed by the Company on such vesting dates.

(2)
The exercise price for the stock options granted, which was equal to the closing price of MRV stock as reported by the Nasdaq Stock Market on the date of grant.

(3)
Dollar amounts reflect the value of the awards determined using the Black-Scholes model, which is the method MRV uses to report the fair value for option awards in its financial statements in accordance with SFAS No. 123R and do not reflect the actual value that may be realized upon exercise. The grant date fair value per option is $0.89 for each of these awards. The assumptions used to calculate the value of the option awards are set forth under Note 15 (Share-Based Compensation) to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(4)
Mr. Margalit declined the grant of options in 2008, as he has done in past years.

        The following table summarizes the Executives' equity award holdings as of December 31, 2008 and includes unexercised and unvested option awards.

Outstanding Equity Awards at Fiscal Year-End
Name	Grant date		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price (1)	Option expiration date
Noam Lotan	9/21/01	(2)	80,000	—	$2.70	9/21/11
	10/29/02	(3)	—	100,000	$0.99	10/29/12
	10/29/02	(4)	12,000	—	$0.99	10/29/12
	12/29/03	(4)	20,000	—	$3.35	12/29/13
	3/22/04	(4)	25,000	—	$2.80	3/22/14
	2/28/05	(5)	45,000	15,000	$3.70	2/28/15
	12/30/05	(6)	26,250	8,750	$2.05	12/30/15
	6/1/06	(6)	35,000	35,000	$3.24	6/1/16
	8/1/07	(6)	40,000	120,000	$2.63	8/1/17
	3/3/08	(6)	—	170,000	$1.49	3/3/18
Shlomo Margalit (7)	N/A		—	—	$—	N/A
Guy Avidan	6/11/02	(4)	60,000	—	$1.10	6/11/12
	4/9/03	(4)	10,000	—	$1.11	4/9/13
	10/24/03	(4)	20,000	—	$2.99	10/24/13
	12/31/04	(4)	30,000	—	$3.67	12/31/14
	11/30/05	(6)	7,500	2,500	$1.82	11/30/15
	7/3/06	(6)	5,000	5,000	$3.07	7/3/16
	9/1/06	(6)	10,000	10,000	$2.44	9/1/16
	8/1/07	(6)	37,500	112,500	$2.63	8/1/17
	3/3/08	(6)	—	92,500	$1.49	3/3/18
Chris King	3/3/08	(6)	—	50,000	$1.49	3/3/18
Near Margalit	6/11/02	(4)	190,000	—	$1.10	6/11/12
	12/29/03	(4)	20,000	—	$3.35	12/29/13
	3/22/04	(4)	18,000	—	$2.80	3/22/14
	8/31/04	(4)	18,000	—	$2.22	8/31/14
	2/28/05	(5)	35,625	11,875	$3.70	2/28/15
	12/30/05	(6)	21,000	7,000	$2.05	12/30/15
	6/1/06	(6)	35,000	35,000	$3.24	6/1/16
	8/1/07	(6)	37,500	112,500	$2.63	8/1/17
	3/3/08	(6)	—	120,000	$1.49	3/3/18

(1)
As of September 28, 2009, all of the option grants have exercise prices that are greater than MRV's closing stock price of $1.00 per share, and therefore have no in-the-money value.

(2)
20% vested each year for five years from the date of grant.

(3)
100% vests 10 years from the date of grant.

(4)
25% vested each year for four years from the date of grant.

(5)
25% vested each year for four years from the date of grant, and the remaining 25% vested on February 28, 2009.

(6)
25% vests each year for four years from the date of grant, and another 25% of this grant vested in 2009 prior to the filing of this Annual Report.

(7)
Mr. Shlomo Margalit has historically declined all grants of options.

Other Compensation Information

        There were no option exercises by Executives during 2008. MRV did not grant, nor did any Executive vest in, any stock appreciation rights, or similar instruments, restricted stock, restricted stock units, or similar instruments during 2008. MRV generally does not have pension or other retirement plans, except for a 401(k) savings plan under which it makes employer contributions on behalf of U.S. employees, and a pension plan for its Swiss subsidiary. MRV does not have any nonqualified defined contribution or other nonqualified deferred compensation plans that provide or provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation of Directors

        MRV's compensation program for non-management directors is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of MRV's size and scope; compensation should align directors' interests with the long-term interest of stockholders; and the structure of the compensation should be simple, transparent and easy to understand. The table below summarizes non-management directors' compensation during 2008 and includes the following compensation elements:

  •
  Annual Compensation.    Annual compensation of $18,000 was paid in cash to each non-management director in monthly installments for each month of service.

  •
  Board and Committee Meeting Participation.    Compensation of $1,000 was paid in cash for each Board and Committee meeting attended for which a non-management director participated in person or telephonically.

  •
  Option Awards.    All non-management directors were granted 10,000 options pursuant to MRV's 2007 Omnibus Incentive Plan on March 3, 2008 with an exercise price of $1.49 per share, equal to the closing price of MRV's stock on the date of grant, and were fully vested and exercisable on the date of grant.

Name of Director (1)(2)	Fees earned or paid in cash	Option awards (3)	Total
Baruch Fischer	$48,000	$75,859	$123,859
Harold Furchtgott-Roth	$119,000	$51,007	$170,007
Guenter Jaensch	$55,000	$75,859	$130,859
Igal Shidlovsky	$41,000	$75,859	$116,859
Daniel Tsui	$40,000	$75,859	$115,859

    (1)
    Mr. Shlomo Margalit is the Chairman of the Board of Directors as well as the Chief Technical Officer and Secretary of MRV. Mr. Lotan is a director as well as the CEO of MRV. Their compensation is disclosed in the preceding executive compensation tables. Since they do not receive compensation separately for their duties as directors, they are not included in the Director Compensation table.

    (2)
    Mr. Keane joined the Board of Directors in July 2009, therefore he did not receive any compensation in 2008 and was not included in this table.

    (3)
    Dollar amounts reflect the value of the awards determined using the Black-Scholes model, which is the method MRV uses to report the fair value for option awards in its financial statements in accordance with SFAS No. 123R and do not reflect the actual value that may be realized upon exercise. The grant date fair value per option is $0.89 for the March 3, 2008 grant of 10,000 options to each non-employee director, and the aggregate fair value for each was $8,910 and was expensed in full in 2008 in accordance with SFAS No. 123R. The additional amounts in the Option Awards column are due to the additional vesting in 2008 of options granted in prior years. The assumptions used to calculate the value of the option awards are set forth under Note 15 (Share-Based Compensation) to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Compensation Committee Report

        The Compensation Committee of MRV Communications, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Exchange Act and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Compensation Committee of the Board of Directors Igal Shidlovsky, Chair Baruch Fischer Guenter Jaensch Daniel Tsui

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Named Executive Officers

        The following table sets forth information with respect to each holder known to MRV to be the beneficial owner of 5% or more of the outstanding shares of MRV's Common Stock as of September 28, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Wells Fargo and Company 420 Montgomery Street, San Francisco, CA 94104	23,016,048	(2)	14.6%
Wells Capital Management Inc. Wells Fargo Funds Management, LLC 525 Market Street, 10th Floor San Francisco, CA 94105
Manulife Financial Corporation 200 Bloor Street East, Toronto, Ontario, Canada M4W 1E5	9,759,043	(3)	6.2%
MFC Global Investment Management (U.S.), LLC 101 Huntington Avenue Boston, MA 02199
Sun Life Financial Inc. 150 King Street West, Toronto, Ontario, Canada, M5H 1J9	9,492,547	(4)	6.0%
RBF Capital, LLC Richard B. Fullerton 100 Drakes Landing Road, Suite 300 Greenbrae, CA 94904	8,747,192	(5)	5.6%
Prescott Group Capital Management, L.L.C. Prescott Group Aggressive Small Cap, L.P. Prescott Group Aggressive Small Cap II, L.P. Phil Frohlich 1924 South Utica, Suite #1120 Tulsa, OK 74104	8,352,108	(6)	5.3%

(1)
For each holder included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by such holder by the sum of the 157,607,118 shares of Common Stock outstanding as of September 28, 2009. To the knowledge of MRV, none of the holders listed above had the right to acquire any additional MRV shares on or within 60 days after September 28, 2009.

(2)
Based on information contained in a Schedule 13G/A filed with the SEC on May 1, 2009, Wells Fargo & Company ("Wells Fargo") has reported that it has sole voting power of 22,669,150 shares of MRV's Common Stock, sole dispositive power of 23,003,113 shares, and shared dispositive power over an additional 12,935 shares in its position as parent holding company to (a) Wells Capital Management Inc., an investment advisor reporting sole voting power over 7,891,978 shares of MRV's Common Stock and sole dispositive power over 22,332,202 shares, and (b) Wells Fargo

  Funds Management, LLC, an investment advisor reporting sole voting power over 14,770,149 shares of MRV's Common Stock and sole dispositive power over 662,099 shares. Wells Fargo also noted in its Schedule 13G/A that it was filing on behalf of various subsidiaries that were classified as registered investment advisors, broker dealers and banks.

(3)
Based on information contained in a Schedule 13G filed with the SEC on February 10, 2009, MFC Global Investment Management (U.S.), LLC ("MFC") has reported that it is an investment adviser and has the sole power to vote and dispose of the shares of Common Stock indicated above. Manulife Financial Corporation ("Manulife") has reported that it is a holding company, and due to its relationship with MFC, its indirect wholly-owned subsidiary, Manulife may be deemed to beneficially own the shares held by MFC.

(4)
Based on information contained in a Form 13F filed with the SEC on August 13, 2009, Sun Life Financial Inc. ("Sun Life") has reported that it has shared power to vote and dispose of the shares of Common Stock indicated above. Sun Life did not explain the nature of its shared power to vote and dispose of the shares of Common Stock.

(5)
Based on information contained in a Schedule 13G filed with the SEC on July 7, 2009, RBF Capital, LLC ("RBF") has reported that it acts as an investment advisor to certain persons, and in such capacity, it has the sole power to vote and dispose of al of the shares of Common Stock indicated above. Mr. Richard B. Fullerton reported that he is deemed to be the beneficial owner of the shares pursuant to his ownership interest in RBF.

(6)
Based on information contained in a Schedule 13D filed with the SEC on July 14, 2009, Phil Frohlich is the managing member of Prescott Group Capital Management, L.L.C., which is the general partner of Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. In Mr. Frohlich's role as managing member of the limited liability company, and the role of the limited liability company as the general partner of the two limited partnerships, those parties report that they have sole power to direct the vote and disposition of the shares of Common Stock indicated above, and may be deemed to be the beneficial owners of the shares. The limited partnerships report that they have shared voting and dispositive power as the entities that invested in and hold the shares of Common Stock indicated above.

Security Ownership of Directors and Named Executive Officers

        We encourage our directors, officers and employees to own our Common Stock, as we believe that owning our Common Stock aligns their interest with the interests of our stockholders. The following table summarizes the number of shares of MRV's Common Stock beneficially owned by its named executive officers and directors, and by the directors and executive officers of MRV as a group as of September 28, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage Ownership (2)
Named Executive Officers
Noam Lotan	1,876,716	(3)	1.2%
Shlomo Margalit	3,260,660	(4)	2.1%
Guy Avidan	248,125		*
Near Margalit	472,000		*
Chris King	12,500		*

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage Ownership (2)
Non-management Directors
Baruch Fischer	248,000	*
Harold Furchtgott-Roth	85,000	*
Guenter Jaensch	165,750	*
Igal Shidlovsky	215,900	*
Daniel Tsui	258,215	*
Michael Keane	—	*

Directors and executive officers as a group (12 persons)	6,842,866	4.3%

    *
    Less than 1%

    (1)
    Each holder has sole voting and investment power with respect to these shares, subject to applicable community property laws and except as set forth below. Includes shares subject to stock options which are, or will become, exercisable, within 60 days of September 28, 2009, as follows: Mr. Lotan: 398,250 shares; Mr. Avidan, 248,125 shares; Mr. Near Margalit, 472,000 shares; Mr. King, 12,500 shares; Mr. Fischer, 248,000 shares; Mr. Furchtgott-Roth, 85,000 shares; Mr. Jaensch, 165,750 shares; Mr. Shidlovsky, 207,300 shares; and Mr. Tsui, 258,000 shares.

    (2)
    For each individual included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of the 157,607,118 shares of MRV Common Stock outstanding as of September 28, 2009 plus the number of shares issuable upon exercise of options that are, or will become, exercisable within 60 days of September 15, 2009 held by such individual (but not giving effect to the exercise of options held by others).

    (3)
    Total shares owned includes 1,057,426 shares held by the Noam Lotan and Sherry W. Lotan Revocable 1995 Trust, and 105,260 shares to trusts in the names of each of Mr. Lotan's four children.

    (4)
    Total shares owned include 1,500,000 shares held by Margalit L.P. in which Mr. Shlomo Margalit is a partner.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Mr. Near Margalit, Co-President of MRV and CEO of Source Photonics, is the son of Mr. Shlomo Margalit, Chairman and Chief Technical Officer of MRV, and Mr. Furchtgott-Roth, a director, is the cousin of the wife of Mr. Lotan, MRV's CEO. None of the other executive officers or directors are in any way related by blood, marriage or adoption.

        There are no transactions or series of transactions in 2007 or 2008 in excess of $120,000 regarding related persons as defined by the rules and regulations promulgated under the Exchange Act. If there were any such related party transaction, it is the responsibility of the Audit Committee to review and approve such transaction pursuant to the Audit Committee Charter.

Item 14.    Principal Accounting Fees and Services.

        The Audit Committee's policy and procedure is to pre-approve all audit and permissible non-audit related services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and generally subject to a specific budget. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

        The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed through the date of the auditor's periodic report. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee approved 100% of the professional services for the Audit, Audit-Related, Tax and Other Fees indicated below for the years ended December 31, 2008 and 2007.

        Ernst & Young LLP has been the principal independent registered public accounting firm for the audit of MRV's annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q. The following is a summary of the fees Ernst & Young billed to MRV for services rendered for the years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$2,791,117	$2,080,805
Audit-Related Fees	386,351	708,869
Tax Fees	229,683	26,024
All Other Fees	—	—

Total	$3,407,151	$2,815,698

        Audit Fees.    Consists of fees billed for professional services rendered for the audits of MRV's consolidated financial statements and internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services normally provided, primarily by Ernst & Young, in connection with statutory and regulatory filings or engagements. Fees for fiscal year 2008 also included fees of $823,000 for services rendered in connection with the restatement of MRV's financial statements to correct past accounting for stock options and other issues.

        Audit-Related Fees.    Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MRV's consolidated financial statements and are not reported under "Audit Fees." These services include consultations in connection with acquisitions, attest services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting matters.

        Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

        All Other Fees.    Consists of fees for products and services other than those reported in the Audit Fees, Audit-Related Fees, or Tax Fees categories above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
(1) The financial statements and the Report of Ernst & Young LLP are included in Item 8 of this Form 10-K on the pages indicated:
  (2)
  Schedule II — Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to cost and expense	Other	Deductions	Balance at end of period
Allowance for Doubtful Accounts
Year Ended:
December 31, 2006	$6,179	$1,287	$—	$(897)	$6,569
December 31, 2007	6,569	327	1,179	(1,424)	6,651
December 31, 2008	6,651	3,675	—	(1,300)	9,026
Inventory Reserve
Year Ended:
December 31, 2006	$29,292	$4,653	$—	$(3,458)	$30,487
December 31, 2007	30,487	2,932	2,957	(7,118)	29,258
December 31, 2008	29,258	7,814	—	(3,865)	33,207
Warranty Reserve
Year Ended:
December 31, 2006	$2,328	$1,442	$—	$(1,479)	$2,291
December 31, 2007	2,291	779	81	(604)	2,547
December 31, 2008	2,547	584	—	(526)	2,605

(1)
Amounts represent Fiberxon opening balances. See Note 17 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K for further discussion of the Fiberxon acquisition.

        Schedules not listed above have been omitted because the information required to be set forth therein is shown in the financial statements or notes thereto.

  (3)
  Exhibits

Exhibit No.	Description
2.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc., (incorporated by reference from Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2007)
2.2	Bylaws of MRV Communications, Inc., as amended through January 29, 2009 (incorporated by reference from Exhibit 3.1(ii) of Form 8-K filed on February 3, 2009)
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (File No. 333-64017) filed on September 9, 1998)
10.1	Key Employee Agreement between MRV and Noam Lotan, dated as of March 23, 1992 (incorporated by reference from Exhibit 10b(1) of Form S-1 (File No. 33-48003) filed on May 27, 1992)
10.2	Letter dated August 10, 1992, amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference from Exhibit 10b(1)1 Form S-1 (File No. 33-48003) filed on August 14, 1992)
10.3	Letter dated November 16, 1994, amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference from Exhibit 10b(1)2 of Form S-1 (File No. 33-86516) filed on November 18, 1994)
10.4	Key Employee Agreement between MRV and Shlomo Margalit, dated as of March 23, 1992 (incorporated by reference from Exhibit 10b(3) of Form S-1 (File No. 33-48003))
10.5	Letter dated August 10, 1992, amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference from Exhibit 10b(3)1 of Form S-1 (File No. 33-48003) filed on August 14, 1992)
10.6
Form of Letter dated November 16, 1994, amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference from Exhibit 10b(3)2 of Form S-1 (File No. 33-86516) filed on November 18, 1994)
10.7	2007 Omnibus Incentive Plan (incorporated by reference from Appendix A of Schedule 14A filed on April 27, 2007)
10.8	Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for employees under the 2007 Omnibus Incentive Plan (filed herewith)
10.9	Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for directors under the 2007 Omnibus Incentive Plan (filed herewith)
10.10	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-107109) filed on July 17, 2003)
10.11
Form of Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 4.2 of Form S-8 (file no. 333-107109) filed on July 17, 2003)
10.12	MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81958) filed on February 1, 2002)

Exhibit No.	Description
10.13	Form of MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-81958) filed on February 1, 2002)
10.14	Form of Warrant for Italian Employee Warrant Program (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-87743) filed on September 24, 1999)
10.15	MRV 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81954) filed on February 1, 2002)
10.16	Form of MRV 2002 International Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-81954) filed on February 1, 2002)
10.17	2001 MRV Stock Option Plan for Employees of Appointech, Inc. (incorporated by reference to Exhibit 4.1 from Form S-8 (file no. 333-71180) filed on October 9, 2001)
10.18	Form of 2001 MRV Stock Option Plan for Employees of Appointech, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-71180) filed on October 9, 2001)
10.19	2000 MRV Stock Option Plan for Employees of Optronics International Corp. (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-47898) filed on October 13, 2000)
10.20
Form of 2000 MRV Stock Option Plan for Employees of Optronics International Corp. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-47898) filed on October 13, 2000)
10.21	Luminent Amended and Restated 2000 Stock Option Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-81950) filed on February 1, 2002)
10.22	Form of Luminent Amended and Restated 2000 Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.3 of Form S-8 (file no. 333-81950) filed on February 1, 2002)
10.23	2000 MRV Stock Option Plan for Employees of AstroTerra Corporation (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-47900) filed on October 13, 2000)
10.24
Form of 2000 MRV Stock Option Plan for Employees of AstroTerra Corporation Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-47900) filed on October 13, 2000)
10.25	1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-87739) filed on September 24, 1999)
10.26	Form of 1998 Nonstatutory Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87739) filed on September 24, 1999)
10.27	1997 Incentive and Nonstatutory Stock Option Plan, as amended (filed herewith)
10.28	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87735) filed on September 24, 1999)
10.29	Stock Option Agreement effective as of October 29, 2002 under the 1997 Incentive and Nonstatutory Stock Option Plan, as amended, by and between MRV and Noam Lotan (filed herewith)

Exhibit No.	Description
10.30	Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp. for the manufacturing facility located on the first floor at No. 40, 2nd Road, Hsin Chu Science Park, Taiwan (filed herewith)
10.31
Lease Contract on Standard Factory Buildings in Sichuan Chengdu Export Processing Zone, dated January 15, 2008, among Chengdu Gaoxin Construction Development Co., Ltd., Fiberxon (Chengdu) Technology Co., Ltd. and Administration Office of Sichuan Chengdu Export Processing Zone for workshops located in Buildings No. 2 and 5 in the Standard Factory Building Area, Sichuan Chengdu Export Processing Zone (West Side), PRC (filed herewith)
10.32
Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International for the manufacturing facility located on the first floor at No. 44, 2nd Road, Hsin Chu Science Park, Taiwan (filed herewith)
10.33
Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp., for the manufacturing facility located on the first floor at No. 46, 2nd Road, Hsin Chu Science Park, Taiwan (filed herewith)
10.34
Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp., for the manufacturing facility located on the second floor at No. 46, 2nd Road, Hsin Chu Science Park, Taiwan (filed herewith)
10.35
Lease Contract on Standard Factory Buildings, dated April 1, 2009, between Chengdu Gaoxin Construction Development Co., Ltd., Source Photonics (Chengdu) Technology Co., Ltd. and Administration Office of Sichuan Chengdu Export Processing Zone, for workshops located in Building No. 4 in the Standard Factory Building Area of Sichuan Chengdu Export Processing Zone (West Side), PRC (filed herewith)
10.36
Land Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp., for the land located at No. 117 of Science Park Administration Section of Hsin Chu Science Park, Taiwan (filed herewith)
10.37	Tenancy Agreement, dated January 1, 2009, between Midelan Corporation and Optronics International Corporation for various rooms at No. 81, Shueili Road, Hsinchu City, Taiwan (filed herewith)
10.38
Agreement and Plan of Merger dated January 26, 2007 by and among Fiberxon, Inc., MRV, and MRV's wholly-owned subsidiaries Lighthouse Transition Corporation and Lighthouse Acquisition Corporation, under which MRV agreed to acquire Fiberxon (incorporated by reference from Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007)
10.39
Amendment No. 1 to the Agreement and Plan of Merger dated June 26, 2007 by and among Fiberxon, Inc., MRV, and MRV's wholly-owned subsidiaries, Lighthouse Transition Corporation and Lighthouse Acquisition Corporation (incorporated by reference from Exhibit 99.1 of Form 8-K filed on July 2, 2007)
10.40
Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 11, 2008)

Exhibit No.	Description
10.41	First Amendment, dated July 24, 2008, to Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (filed herewith)
10.42
Second Amendment, dated March 27, 2009, to Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 2, 2009)
10.43
Secondment Agreement, dated as of July 21, 2009, by and between MRV Communications (Networks), Ltd., MRV Communications, Inc. and Guy Avidan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on July 27, 2009)
10.44	Employment Agreement, July 21, 2009, between MRV Communications, Inc. and Christiaan King (incorporated by reference from Exhibit 10.2 of Form 8-K filed on July 27, 2009)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included following signature page)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
Date: October 7, 2009	/s/ NOAM LOTAN Noam Lotan Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: October 7, 2009	/s/ NOAM LOTAN Noam Lotan Chief Executive Officer
Principal Financial and Accounting Officer:
Date: October 7, 2009	/s/ CHRIS KING Chris King Chief Financial Officer

        A majority of the Board of Directors: Shlomo Margalit, Noam Lotan, Baruch Fischer, Harold Furchtgott-Roth, Guenter Jaensch, Michael Keane, Igal Shidlovsky and Daniel Tsui

By:
Date: October 7, 2009	/s/ JENNIFER HANKES PAINTER Jennifer Hankes Painter As Attorney-in-fact

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Noam Lotan and Jennifer Hankes Painter, the true and lawful attorney-in-facts and agents with full power and authority in said attorneys-in-fact and agents to sign for the undersigned, in their respective names as directors of MRV Communications, Inc., the Annual Report on Form 10-K for the year ended December 31, 2008, and to file any and all amendments to the Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises.

Signature	Title	Date

/s/ SHLOMO MARGALIT Shlomo Margalit	Chairman of the Board, Chief Technology Officer and Secretary	October 7, 2009
/s/ NOAM LOTAN Noam Lotan	Chief Executive Officer	October 7, 2009
/s/ BARUCH FISCHER Baruch Fischer	Director	October 6, 2009
/s/ HAROLD FURCHTGOTT-ROTH Harold Furchtgott-Roth	Director	October 7, 2009
/s/ GUENTER JAENSCH Guenter Jaensch	Director	October 7, 2009
/s/ MICHAEL KEANE Michael Keane	Director	October 4, 2009
/s/ IGAL SHIDLOVSKY Igal Shidlovsky	Director	October 7, 2009
/s/ DANIEL TSUI Daniel Tsui	Director	October 5, 2009