Form 10-Q
period 2009-03-31
MRV COMMUNICATIONS INC
filed 2009-11-30
CIK 887969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______________ to ______________

Commission file number 001-11174

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. employer
incorporation or organization)	identification no.)

20415 Nordhoff Street, Chatsworth, CA  91311
(Address of principal executive offices, zip code)

(818) 773-0900

(Registrant’s telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☒

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 26, 2009, 157,607,118  shares of MRV’s Common Stock were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

Three months ended March 31,	2009 (unaudited)	2008 (unaudited)

Revenue	$118,308	$125,586
Cost of goods sold	94,622	89,865
Gross profit	23,686	35,721

Operating expenses:
Product development and engineering	9,145	10,587
Selling, general and administrative	28,365	28,708
Amortization of intangibles	564	653
Total operating expenses	38,074	39,948
Operating loss	(14,388)	(4,227)

Interest expense	(897)	(914)
Other income, net	2,502	909

Loss before income taxes	(12,783)	(4,232)

Provision for income taxes	2,008	1,446
Net loss	(14,791)	(5,678)
Less: net income (loss) attributable to noncontrolling interests	547	(500)
Net loss attributable to MRV	$(15,338)	$(5,178)

Net loss per share attributable to MRV common stockholders:
Basic and diluted	$(0.10)	$(0.03)
Weighted average number of shares:
Basic and diluted	157,447	157,152

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$59,628	$67,950
Short-term marketable securities	10,052	12,295
Time deposits (restricted)	1,712	1,335
Accounts receivable, net	121,752	114,213
Inventories	78,461	92,391
Deferred income taxes	1,391	2,130
Other current assets	36,988	32,769
Total current assets	309,984	323,083

Property and equipment, net	25,058	25,489

Goodwill	25,023	27,037

Intangibles, net	8,995	9,560

Deferred income taxes, net of current portion	1,912	1,480

Other assets	5,542	5,870

Total assets	$376,514	$392,519

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$89,409	$91,262
Accrued liabilities	37,156	42,105
Short-term obligations	43,268	32,893
Deferred consideration payable	30,036	30,036
Deferred revenue	12,565	12,635
Other current liabilities	4,149	2,503
Total current liabilities	216,583	211,434

Other long-term liabilities	8,407	9,274

Commitments and contingencies

Equity:
MRV stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	-	-
Common stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,802 shares as of March 31, 2009 and 158,800 shares as of December 31, 2008
Outstanding — 157,449 shares as of March 31, 2009 and 157,446 shares as of December 31, 2008	268	268
Additional paid-in capital	1,404,308	1,403,663
Accumulated deficit	(1,263,977)	(1,248,639)
Treasury stock — 1,353 shares in 2009 and 2008	(1,352)	(1,352)
Accumulated other comprehensive income (loss)	6,822	12,760
Total MRV stockholders’ equity	146,069	166,700
Noncontrolling interests	5,455	5,111
Total equity	151,524	171,811
Total liabilities and equity	$376,514	$392,519

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	2009	2008
		(Restated)
Three months ended March 31:	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(14,791)	$(5,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,480	2,879
Share-based compensation expense	600	1,478
Provision for doubtful accounts	91	(20)
Deferred income taxes	113	(186)
(Gain) loss on disposition of property and equipment	(12)	12
Changes in operating assets and liabilities:
Time deposits	(430)	972
Accounts receivable	(12,217)	4,518
Inventories	11,384	(7,239)
Other assets	(4,976)	3,230
Accounts payable	1,501	4,527
Accrued liabilities	(3,496)	(2,135)
Income taxes payable	52	1,492
Deferred revenue	301	861
Other current liabilities	385	(5,745)
Net cash used in operating activities	(19,015)	(1,034)

Cash flows from investing activities:
Purchases of property and equipment	(2,049)	(2,759)
Proceeds from sale of property and equipment	46	194
Proceeds from sale or maturity of investments	2,243	3,395
Net cash provided by investing activities	240	830

Cash flows from financing activities:
Net proceeds from exercise of stock options	6	44
Borrowings on short-term obligations	35,670	939
Payments on short-term obligations	(23,988)	(2,304)
Payments on long-term obligations	(13)	(45)
Net cash provided by (used in) financing activities	11,675	(1,366)

Effect of exchange rate changes on cash and cash equivalents	(1,222)	1,687
Net increase (decrease) in cash and cash equivalents	(8,322)	117

Cash and cash equivalents, beginning of period	67,950	72,474
Cash and cash equivalents, end of period	$59,628	$72,591

Supplemental information:
Cash paid during the period for interest	$679	$224
Cash paid during the period for taxes	$738	$498

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes To Financial Statements

(Unaudited)

1.   Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned and majority-owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity’s working capital.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading.  The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (this “Form 10-Q”) should be read in conjunction with “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“2008 Form 10-K”) filed with the SEC.  Included in this Quarterly Report on Form 10-Q is the restated Statement of Cash Flows for the three months ended March 31, 2008, which has not previously been disclosed in MRV’s filings.

In the opinion of MRV’s management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2009, and the results of its operations and its cash flows for the three months then ended.  The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

2.   Restatement

The Company’s 2008 Form 10-K included restated financial information for certain periods, including the quarter ended March 31, 2008, as discussed therein.  The statement of cash flows for the quarter ended March 31, 2008 was not presented in the 2008 Form 10-K, accordingly, the following table shows the adjustments made to the restated Statement of Cash Flows for the three months ended March 31, 2008:

	As previously
Three months ended March 31, 2008:	reported (1)	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(3,797)	$(1,881)	$(5,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,879	-	2,879
Share-based compensation expense	1,296	182	1,478
Provision for doubtful accounts	(20)	-	(20)
Deferred income taxes	(105)	(81)	(186)
Loss on disposition of property and equipment	12	-	12
Changes in operating assets and liabilities:
Time deposits	972	-	972
Accounts receivable	4,518	-	4,518
Inventories	(8,702)	1,463	(7,239)
Other assets	3,895	(665)	3,230
Accounts payable	4,527	-	4,527
Accrued liabilities	(1,683)	(452)	(2,135)
Income taxes payable	-	1,492	1,492
Deferred revenue	861	-	861
Other current liabilities	(5,547)	(198)	(5,745)
Net cash used in operating activities	(894)	(140)	(1,034)

Cash flows from investing activities:
Purchases of property and equipment	(2,759)	-	(2,759)
Proceeds from sale of property and equipment	194	-	194
Proceeds from sale or maturity of investments	3,395	-	3,395
Net cash provided by investing activities	830	-	830

Cash flows from financing activities:
Net proceeds from exercise of stock options	44	-	44
Borrowings on short-term obligations	939	-	939
Payments on short-term obligations	(2,304)	-	(2,304)
Payments on long-term obligations	(45)	-	(45)
Other long-term liabilities	(201)	201	-
Net cash used in financing activities	(1,567)	201	(1,366)

Effect of exchange rate changes on cash and cash equivalents	1,748	(61)	1,687

Net increase in cash and cash equivalents	117	-	117
Cash and cash equivalents, beginning of period	72,474	-	72,474
Cash and cash equivalents, end of period	$72,591	$-	$72,591

(1)          Net loss and minority interests’ share of loss reclassified to conform with current period’s presentation as a result of the adoption of SFAS 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

3.   Cash and Cash Equivalents, Time Deposits and Marketable Securities

MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents.  Investments with maturities of less than one year are considered short-term.  Time deposits represent investments, which are restricted as to withdrawal or use based on maturity terms.  MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits.  Time deposits of $1.7 million and $1.3 million as of March 31, 2009 and December 31, 2008, respectively, are restricted by short-term obligations.

MRV accounts for its marketable securities, which are available for sale, under the provisions of Statements of Financial Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  The original cost approximated fair market value as of March 31, 2009 and December 31, 2008.  Unrealized gains at March 31, 2009 and December 31, 2008 were $35,000 and $64,000, respectively.  Marketable securities mature at various dates through 2009 and consist of corporate and U.S. government issues.

(in thousands):	March 31, 2009	December 31, 2008

Corporate issues	$-	$999
U.S. government issues	10,052	11,296
Total	$10,052	$12,295

4.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a three-level hierarchy that prioritizes the use of observable inputs, such as quoted prices in active markets, and minimizes the use of unobservable inputs, to measure fair value.  MRV adopted the provisions of SFAS 157, effective January 1, 2008, for its financial assets and liabilities and the adoption did not have a material impact on MRV’s consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 to January 1, 2009 with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  On January 1, 2009, MRV adopted the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis; the adoption did not have a material impact on its financial condition, results of operations or liquidity.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs; the fair value hierarchy is broken down into three levels based on the source of inputs as follows: Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly; and Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s available-for-sale securities comprise obligations of U.S. government agencies, corporate debt securities and other interest bearing securities and are categorized in Level 1 at March 31, 2009 (in thousands):

	Fair value measurement at reporting date using:
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2009
Short-term marketable securities	$10,052	$-	$-	$10,052

During the three months ended March 31, 2009, there were no re-measurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

5.   Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers.  The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.  At March 31, 2009, one customer accounted for 11% of our accounts receivable and trade notes receivable balance.

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2009 (in thousands):

Three months ended March 31, 2009

Balance at beginning of period	$ 9,026
Charged to cost and expense	91
Write-offs	(714)
Foreign currency translation adjustment	(239)
Balance at end of period	$ 8,164

6.   Inventories

Inventories are stated at the lower of cost or market and consist of material, labor and overhead.  Cost is determined by the first in, first out method.  Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Raw materials	$ 30,549	$ 36,997
Work-in-process	13,183	19,839
Finished goods	34,729	35,555
Total	$ 78,461	$ 92,391

The following table summarizes the changes in the inventory reserves during the three months ended March 31, 2009 (in thousands):

Three months ended March 31,	2009

Balance at beginning of period	$ 33,207
Charged to cost and expense	354
Write-offs	(638)
Foreign currency translation adjustment	(711)
Balance at end of period	$ 32,212

7.   Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists.  No events occurred during the three months ended March 31, 2009 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period.  Goodwill is recorded at the subsidiary level in local currencies, and converted to U.S. dollars on the balance sheet date.  There was an unrealized loss of $2.0 million during the three months ended March 31, 2009 due to the translation of goodwill as a result of the change in foreign currency rates from December 31, 2008 to March 31, 2009.  The unrealized loss arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet.

Other intangibles assets consist of intangibles assets identified as a result of the Fiberxon acquisition on July 1, 2007.  The following table summarizes MRV’s other intangible asset balances at March 31, 2009 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$ 8,500	$ (2,705)	$ 5,795
Customer relationships	4,800	(1,600)	3,200
Customer backlog	600	(600)	-
Total other intangible assets	$ 13,900	$ (4,905)	$ 8,995

Amortization of other intangibles was $564,000 and $653,000 for the three months ended March 31, 2009 and 2008, respectively.

8.   Product Warranty and Indemnification

As of March 31, 2009 and December 31, 2008, MRV’s product warranty liability recorded in accrued liabilities was $2.5 million and $2.6 million, respectively.  MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead.  The products sold are generally covered by a warranty for periods of one to two years.  The following table summarizes the change in the product warranty liability during the three months ended March 31, 2009 (in thousands):

Three months ended March 31,	2009

Beginning balance	$ 2,605
Cost of warranty claims	(123)
Accruals for product warranties	53
Foreign currency translation	(27)
Total	$ 2,508

9.   Noncontrolling Interests

The following table summarizes the change in noncontrolling interests in subsidiaries for the three months ended March 31, 2009 (in thousands):

Three months ended March 31,	2009

Non-controlling interests at December 31, 2008	$ 5,111
Net income attributable to noncontrolling interests	547
Increase in noncontrolling interest due to share-based compensation in subsidiaries	42
Translation rate fluctuation adjustment attributable to noncontrolling interests	(245)
Noncontrolling interests at March 31, 2009	$ 5,455

10.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding during the period.  Diluted net income per share is computed using the weighted average number of shares of Common Stock outstanding, and dilutive potential shares of Common Stock from stock options and warrants outstanding during the period.  Diluted shares outstanding include the dilutive effect of in-the-money options and warrants, calculated based on the average share price for each period using the treasury stock method.

Outstanding stock options and warrants to purchase 14.2 million shares and 15.7 million shares as of March 31, 2009 and 2008, respectively, were excluded from the computation of diluted loss per share because such stock options and warrants were anti-dilutive.

11.  Share-Based Compensation

MRV records share-based compensation expense in accordance with the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”).  The following table summarizes the impact on MRV’s results of operations of recording share-based compensation under SFAS 123R for the three months ended March 31, 2009 and 2008 (in thousands):

Three months ended March 31,	2009	2008

Cost of goods sold	$ 58	$ 97
Product development and engineering	175	517
Selling, general and administrative	367	864
Total share-based compensation expense (1)	$ 600	$ 1,478

(1)          Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

There were no stock option awards granted during the three months ended March 31, 2009.  The weighted average fair value of awards granted during the three months ended March 31, 2008 was $0.88 per share.  As of March 31, 2009, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $4.0 million which is expected to be amortized over a weighted-average period of two years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The Black-Scholes model requires the use of subjective assumptions, including the option’s expected life and the underlying stock price volatility.  There were no options granted during the three months ended March 31, 2009.  The following weighted average assumptions were used for estimating the fair value of options granted:

Three months ended March 31, 2008

Risk-free interest rate	3.3%
Dividend yield	0%
Volatility	67.7%
Expected life	5.0 yrs

12.  Segment Reporting and Geographic Information

MRV operates its business in three segments: the Network Equipment group, the Network Integration group, and the Optical Components group.  The Network Equipment group designs, manufactures and distributes optical networking solutions and Internet infrastructure products.  The Network Integration group provides value-added integration and support services for customers’ networks.  The Optical Components group designs, manufactures and distributes optical components and optical subsystems.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV’s 2008 Form 10-K.  MRV evaluates segment performance based on revenues and operating expenses of each segment.  As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income.

The following table summarizes revenues by segment, including intersegment sales, (in thousands):

Three months ended March 31,	2009	2008

Network Equipment group	$ 24,916	$ 30,649
Network Integration group	47,781	49,087
Optical Components group	48,062	49,999
All others	22	31
Before intersegment adjustments	120,781	129,766
Intersegment adjustments	(2,473)	(4,180)
Total	$ 118,308	$ 125,586

Network Equipment revenue primarily consists of Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, and defense and aerospace related systems.  In addition, service revenue and fiber optic components are sold as part of system solutions.  Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.  Optical Components revenue primarily consists of fiber optic components, such as those used in Fiber-to-the-Premises applications, fiber optic transceivers, discrete lasers and LEDs that generally are not sold as part of our Network Equipment or Network Integration solutions.

For the three months ended March 31, 2009 and 2008, no single customer accounted for 10% or more of revenues in either period.

The following table summarizes external revenue by geographic region (in thousands):

Three months ended March 31,	2009	2008

Americas	$ 33,470	$ 41,364
Europe	59,521	64,622
Asia Pacific	25,148	19,530
Other regions	169	70
Total	$ 118,308	$ 125,586

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31,	December 31,
	2009	2008

Americas	$ 5,685	$ 6,212
Europe	7,881	8,280
Asia Pacific	11,492	10,997
Total	$ 25,058	$ 25,489

The following table summarizes operating income (loss) by segment (in thousands):

Three months ended March 31,	2009	2008

Network Equipment group	$ (2,152)	$ (191)
Network Integration group	3,389	6
Optical Components group	(11,096)	(2,058)
All others	(359)	(458)
	(10,218)	(2,701)
Corporate unallocated and adjustments	(4,170)	(1,526)
Total	$ (14,388)	$ (4,227)

The following table summarizes loss before provision for income taxes (in thousands):

Three months ended March 31,	2009	2008

Domestic	$ (9,196)	$ (1,506)
Foreign	(3,587)	(2,726)
Total	$ (12,783)	$ (4,232)

13.  Comprehensive Loss

The following table summarizes the components of comprehensive income (loss) (in thousands):

Three months ended March 31,	2009	2008

Net loss	$ (14,791)	$ (5,678)
Unrealized gain (loss) from available-for-sale securities	(29)	2
Foreign currency translation	(6,154)	7,550
Comprehensive income (loss)	(20,974)	1,874
Less: comprehensive income (loss) attributable to noncontrolling interests	302	(231)
Comprehensive income (loss) attributable to MRV	$ (21,276)	$ 2,105

14.  Subsequent Events

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 30, 2009. During this period we did not have any additional material subsequent events other than those discussed below.

The Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and its Annual Report on Form 10-K for the year ended December 31, 2008 as a result of the then pending investigation of stock option backdating and other accounting issues and the related restatement.  On June 17, 2009, the Company was suspended from trading on the Nasdaq Global Market and on August 30, 2009, MRV was delisted.

On October 8, 2009, Spencer Capital Management, LLC, Spencer Capital Partners, LLC, Value Fund Advisors, LLC, Boston Avenue Capital, LLC, Yorktown Avenue Capital, LLC and Spencer Capital Opportunity Fund, LP, Charles M. Gillman, Michael J. McConnell and Kenneth H. Shubin Stein (collectively the “Dissidents”), and MRV entered into an agreement (the “Settlement Agreement”) to settle matters pertaining to the contested election of directors to the Company’s Board of Directors at the Company’s Annual Meeting of Stockholders held on November 11, 2009 (the “Annual Meeting”).  The Dissidents previously filed definitive proxy materials in connection with their nomination of a slate of eight nominees for election to the Board at the Annual Meeting.  Pursuant to the Settlement Agreement, the Dissidents withdrew their director nominations with respect to the Annual Meeting and did not solicit proxies or make other proposals at the Annual Meeting.  In addition, the Company received the resignations of Harold Furchtgott-Roth, Guenter Jaensch and Daniel Tsui, effective immediately prior to the Annual Meeting.  Further, Charles M. Gillman, Michael J. McConnell and Kenneth H. Shubin Stein were added to the Board of Directors, and were provided positions on each of the Boards’ committees.  Restrictions were set on the total number of Board and committee members.  In addition, the Board agreed to select a new independent Chair of the Board, and on November 12, 2009, Joan Herman became the Company’s first independent chairperson.  Finally, the Company agreed to reimburse the Dissidents for up to $1.0 million of its reasonable, documented out-of-pocket costs.

15.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which revises SFAS No. 141, Business Combinations, to simplify and converge existing guidance and rulemaking under U.S. GAAP with international accounting standards. SFAS 141R applied prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This standard requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 resulted in a change in the presentation of minority interests in subsidiaries, which were retrospectively reclassified to “noncontrolling interests” within equity.  In addition, the Company reclassified income attributable to noncontrolling interests in the statement of operations and statement of cash flows to conform to the current period’s presentation.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133. SFAS No 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and where the effects of derivative instruments and related hedged items are reported within the financial statements. SFAS 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements in conformity with GAAP. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”).  The Codification will modify GAAP by establishing only two levels of GAAP: authoritative and non-authoritative. The Codification will become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for MRV beginning in its quarter ended September 30, 2009. The adoption of the Codification will not have a material impact on MRV’s financial condition, results of operations or liquidity.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the statement focuses on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for MRV beginning in its third quarter ended September 30, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and will be applied prospectively.  MRV plans to adopt the provisions of SFAS 166 on January 1, 2010.  MRV is currently assessing the impact on its financial condition and results of operations of adopting of SFAS 166.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No.46(R) (“SFAS 167”). SFAS 167 revises FIN 46, Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance.  SFAS 167 is effective for interim and annual periods after November 15, 2009 and will be applied prospectively.  MRV plans to adopt the provisions of SFAS 167 on January 1, 2010.  MRV is currently assessing the impact on its financial condition and results of operations of adopting of SFAS 167.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q, Items 6 and 7, and Note 3 to the Financial Statements of our 2008 Form 10-K.   In addition to historical information, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth in the following and elsewhere in this Form 10-Q.  We assume no obligation to update any of the forward-looking statements after the date of this Form 10-Q.

Overview

MRV Communications is a supplier of communications equipment and services to carriers, governments and enterprise customers, worldwide.  We are also a supplier of optical components, primarily through our wholly-owned subsidiary Source Photonics, Inc.  We conduct our business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide.  Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group.  Our Optical Components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators.

We evaluate segment performance based on the revenues and the operating expenses, cost of goods sold, of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (loss).

Our business involves reliance on foreign-based offices.  Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended March 31, 2009 and 2008, foreign revenues constituted 80% and 71%, respectively, of total revenues.  The majority of foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

Revenue Recognition.    MRV’s major revenue-generating products consist of fiber optic components, switches and routers, console management, and physical layer products. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point,” with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by us to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period. Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue using the “sell in” method (i.e., when product is sold to the distributor) rather than the “sell through” method (i.e., when the product is sold by the distributor to the end user). In limited circumstances, certain distributors have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor’s inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns and potential price adjustments on an ongoing basis.

Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, we apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers.  We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses, as discussed above.

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

Income Taxes.    As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Balance Sheets. We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the income tax provision in the Statements of Operations.

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

Share-Based Compensation.    As discussed in Note 11, “Share-Based Compensation” to the Financial Statements in Part I, Item 1 of this Form 10-Q, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 11 for a further discussion on share-based compensation and assumptions used.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results.  We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, Swedish krona, and the Taiwan dollar. For the three months ended March 31, 2009, approximately 50% of revenues and 35% of operating expenses were incurred at subsidiaries with a reporting currency other than the U.S. dollar.  In general, these currencies were weaker against the U.S. dollar for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, so revenues and expenses in these countries translated into fewer dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table summarizes certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

Three months ended March 31,	2009		2008
	$	%	$	%
Revenue	$118,308	100%	$125,586	100%
Network Equipment group (1)(2)	24,916	21	30,649	24
Network Integration group (1)(2)	47,781	40	49,087	39
Optical Components group (1) (2)	48,062	41	49,999	40
All others (1)(2)	22	-	31	-

Gross profit (2)	$23,686	20	$35,721	28
Network Equipment group (3)	12,586	51	15,235	50
Network Integration group (3)	12,444	26	11,578	24
Optical Components group (3)	(1,655)	(3)	8,480	17
All others (3)	12	59	16	52

Operating expenses (2)	$38,074	32	$39,948	32
Network Equipment group (3)	14,738	59	15,426	50
Network Integration group (3)	9,055	19	11,572	24
Optical Components group (3)	9,441	20	10,538	21
All others (3)	371	1686	474	1529

Operating income (loss) (2)	$(14,388)	(12)	$(4,227)	(3)
Network Equipment group (3)	(2,152)	(9)	(191)	(1)
Network Integration group (3)	3,389	7	6	-
Optical Components group (3)	(11,096)	(23)	(2,058)	(4)
All others (3)	(359)	(1632)	(458)	(1477)

(1) Revenue information by segment includes intersegment revenue, primarily reflecting sales of fiber optic components to the Network Equipment group and sales of network equipment to the Network Integration group.

(2) Percentages represent percentage of consolidated revenue.

(3) Percentages represent percentage of applicable segment revenue.

The following management discussion and analysis refers to and analyzes the results of operations among our three reporting segments, the Network Equipment group, Network Integration group, and the Optical Components group.

Three Months Ended March 31, 2009 Compared

To Three Months Ended March 31, 2008

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

Three months ended March 31:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$24,916	$30,649	$(5,733)	(19)%	(18)%
Network Integration group	47,781	49,087	(1,306)	(3)	13
Optical Components group	48,062	49,999	(1,937)	(4)	(3)
All others	22	31	(9)	(29)	(29)
	120,781	129,766	(8,985)	(7)	-
Adjustments (1)	(2,473)	(4,180)	1,707	(41)	(41)
Total	$118,308	$125,586	$(7,278)	(6)%	1%

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

The following table summarizes segment revenues, excluding intersegment sales, by geographic region (in thousands):

Three months ended March 31:	2009	2008	$ Change	% Change

Network Equipment group:
Americas	$10,399	$14,424	$(4,025)	(28)%
Europe	8,385	10,720	(2,335)	(22)
Asia Pacific	4,305	2,765	1,540	56
Other regions	-	68	(68)	(100)
Total Network Equipment	23,089	27,977	(4,888)	(17)
Network Integration group:
Europe	47,781	49,087	(1,306)	(3)
Total Network Integration	47,781	49,087	(1,306)	(3)
Optical Component group:
Americas	23,071	26,940	(3,869)	(14)
Europe	3,356	4,807	(1,451)	(30)
Asia Pacific	20,843	16,765	4,078	24
Other regions	168	2	166	8300
Total Optical Components	47,438	48,514	(1,076)	(2)
All others	-	8	(8)	(100)
Total	$118,308	$125,586	$(7,278)	(6)%

Consolidated revenues for the first quarter of 2009 decreased $7.3 million, or 6%, from the first quarter of 2008 due primarily to a $5.7 million decrease in the Network Equipment group, including a $0.8 million decrease in intersegment sales.  The Network Integration and Optical Components groups also had year-over-year revenue declines of $1.3 million and $1.9 million, respectively.  The decrease in Optical Component sales included a $0.9 million decrease in intersegment sales. The declines in Network Equipment and Optical Components were driven by lower demand caused by the general economic slowdown.  The decline in the Network Integration business was due to changes in foreign currency exchange rates.  Overall, revenue would have been $8.4 million higher in the first quarter of 2009 had foreign currency exchange rates remained the same as they were in the first quarter of 2008.

Network Equipment Group.  Revenues for the first quarter of 2009, including intersegment revenues, generated from the Network Equipment group decreased $5.7 million from the first quarter of 2008, which was due primarily to a $4.0 million decrease in sales in the Americas region and a $2.3 million decrease in Europe, partially offset by a $1.5 million, or 56% increase in sales in the Asia Pacific region.  The revenue decline was due primarily to the impact of the economic recession experienced across all our product lines, and most significantly in the Americas region.  Revenue would have been $0.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Network Integration Group.  Revenues for the first quarter of 2009 generated from the Network Integration group decreased $1.3 million from the first quarter of 2008.  Revenue would have been $7.5 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The increase in revenue on a constant dollar basis was due primarily to a 52% increase at Tecnonet, one of our subsidiaries in Italy.

Optical Components Group.  Revenues for the first quarter of 2009, including intersegment revenue, generated from the Optical Components group decreased $1.9 million from the first quarter of 2008.  Revenue from the sale of PON subsystems for applications in Fiber-to-the-Premises deployments declined $1.5 million to $28.8 million.  Revenue from sales of datacom/telecom, or D/T, transceivers declined slightly to $19.1 million for the first quarter of 2009 compared to $19.4 in same quarter of 2008.  Revenue would have been $0.5 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

Three months ended March 31:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$12,586	$15,235	$(2,649)	(17)%	(16)%
Network Integration group	12,444	11,578	866	7	26
Optical Components group	(1,655)	8,480	(10,135)	(120)	(120)
All others	12	16	(4)	(25)	(25)
	23,387	35,309	(11,922)	(34)	(27)
Corporate unallocated cost of goods sold and adjustments(1)	299	412	(113)	(27)	(27)
Total	$23,686	$35,721	$(12,035)	(34)%	(27)%

(1) Adjustments represent the elimination of intersegment sales and associated cost of goods sold in order to reconcile to consolidated gross profit.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results.  Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Consolidated gross profit decreased $12.0 million for the first quarter of 2009 due primarily to a $10.1 million decrease in our Optical Components segment.  Gross profit would have been $2.3 higher in the first quarter of 2009 had foreign currency exchange rates remained the same as they were in the first quarter of 2008.  Gross profit reflects share-based compensation in cost of goods sold of $58,000 and $97,000 in the first quarters of 2009 and 2008, respectively.

Network Equipment Group.  Gross profit decreased $2.6 million, or 17%, for the first quarter of 2009 compared to the first quarter of 2008.  The decrease was due to the $5.7 million decrease in revenue, partially offset by an improvement in gross margin from 50% in 2008 to 51% in 2009.  Gross profit would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects the effect of share-based compensation in cost of goods sold of $13,000 and $23,000 in 2009 and 2008, respectively.

Network Integration Group.  Gross profit increased $0.9 million for the first quarter of 2009 compared to the first quarter of 2008.  Gross profit would have been $2.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The $3.0 million increase in gross profit in constant currency is due to a $6.2 million improvement in revenues on a constant currency basis, and an improvement in gross margin from 24% to 26%.  The Network Integration group did not have share-based compensation in cost of goods sold in either period.

Optical Components Group.  Gross profit decreased $10.1 million to a negative $1.7 million for the first quarter of 2009 compared to the first quarter of 2008 due to several factors.  Beginning in late 2008, our subsidiary, Source Photonics, began consolidating in-house manufacturing from facilities in Shenzhen, PRC, Chengdu, PRC, and Taiwan, ROC into a new factory in Chengdu, PRC.  Additionally, there was a significant shift from third party manufacturing services to in-house manufacturing in the new facility.  During the first quarter of 2009, this consolidation of operations and ramp up of production in the new facility led to a significant increase in production material yield loss and manufacturing inefficiency.  Our ongoing product cost reduction efforts, necessary in the optical components business due to the constant downward pressure on selling prices, were disrupted by this transition resulting in further gross margin reduction.  We also had an adverse change in product mix during the quarter with a smaller portion of revenue coming from the higher margin metropolitan transceivers and discrete product lines, and a larger portion of revenue coming from the lower margin GPON product line.

The effect of currency fluctuations did not have a significant impact on the period over period change in gross profit.  Gross profit reflects share-based compensation in cost of goods sold of $40,000 and $69,000 in 2009 and 2008, respectively.

Operating expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

Three months ended March 31:	2009	2008	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$14,738	$15,426	$(688)	(4)%	(3)%
Network Integration group	9,055	11,572	(2,517)	(22)	(6)
Optical Components group	9,441	10,538	(1,097)	(10)	(10)
All others	371	474	(103)	(22)	(22)
	33,605	38,010	(4,405)	(12)	(6)
Corporate unallocated operating expenses and adjustments (2)	4,469	1,938	2,531	131	131
Total	$38,074	$39,948	$(1,874)	(5)%	-%

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

Consolidated operating expenses were $38.1 million, or 32% of revenues, in the first quarter of 2009, compared to $39.9 million, or 32% of revenues, in the first quarter of 2008.  Operating expenses were lower in all three operating segments, but these operating improvements were partially offset by the $2.5 million, or 131%, increase in unallocated corporate expenses due to the legal and accounting fees incurred in connection with the investigation and restatement efforts discussed in our 2008 Form 10-K. Operating expenses would have been $2.1 million higher in the first quarter of 2009 had foreign currency exchange rates remained the same as they were in the first quarter of 2008.  Product development and engineering expenses included segment and unallocated corporate share-based compensation of $175,000 and $517,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $367,000 and 864,000 in the first quarters of 2009 and 2008, respectively.

Network Equipment Group.  Operating expenses for 2009 were $14.7 million, or 59% of revenues, compared to $15.4 million, or 50% of revenues, for 2008.  The decrease in Operating expenses was primarily the result of a reduction in product development and engineering expenses in the second half of 2008, and, to a lesser extent, due to reductions in selling, general and administrative expenses. Operating expenses would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included share-based compensation of $62,000 and $119,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $112,000 and $233,000 in 2009 and 2008, respectively.

Network Integration Group.  Operating expenses for 2009 were $9.1 million, or 19% of revenues, compared to $11.6 million, or 24% of revenues, for 2008.  The decrease in operating expenses was primarily the result of reductions in selling, general and administrative expense at our French and Scandinavian subsidiaries in response to decreases in revenues, and due to the impact of changes in foreign currency exchange rates.  Operating expenses would have been $1.8 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The decrease in operating expenses as a percent of revenues was also driven by an increase in the portion of Network Integration revenues coming from Tecnonet and our Swiss network integration subsidiary, which have lower operating expense margins than the other network integration companies.  The Network Integration group did not incur any product development and engineering share-based compensation in either 2009 or 2008.  Selling, general and administrative expenses included share-based compensation of $8,000 and $165,000 in 2009 and 2008, respectively.

Optical Components Group.  Operating expenses for 2009 were $9.4 million, or 20% of revenues, compared to $10.5 million, or 21% of revenues, for 2008.  The decrease was due to cost reduction efforts in response to the decline in revenues.  The effect of currency fluctuations did not have a significant impact on the period-over-period change in operating expenses.  Product development and engineering expenses included share-based compensation of $101,000 and $383,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $125,000 and $315,000 in 2009 and 2008, respectively.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Three months ended March 31:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$(2,152)	$(191)	$(1,961)	1027%	1022%
Network Integration group	3,389	6	3,383	56383	62659
Optical Components group	(11,096)	(2,058)	(9,038)	439	445
All others	(359)	(458)	99	(22)	(22)
	(10,218)	(2,701)	(7,517)	278	268
Corporate unallocated and adjustments (1)	(4,170)	(1,526)	(2,644)	173	173
Total	$(14,388)	$(4,227)	$(10,161)	240%	234%

(1) Adjustments represent the elimination of intersegment revenue and profit in inventory in order to reconcile to consolidated operating income loss.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results.  Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Consolidated operating loss was $14.4 million in the first quarter of 2009, or 12% of revenues, an increase of $10.2 million from the $4.2 million operating loss, or 3% of revenues, in 2008.  The increase was primarily the result of the negative gross profit in our Optical Components business, which resulted in a $9.0 million increase in net loss compared to the same period of the prior year, and to a lesser extent, the increased corporate unallocated operating expenses of $2.5 million and a $2.0 million increase in net loss in our Network Equipment segment.  These increased operating losses were partially offset by a $3.4 million improvement in operating income in the Network Integration segment.  Operating loss would have been $0.2 million greater in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating loss included segment and unallocated corporate share-based compensation expense of $0.6 million and $1.5 million in the first quarters of 2009 and 2008, respectively.

Network Equipment Group.  Operating loss for the first quarter of 2009 was $2.2 million, compared to an operating loss of $0.2 million for 2008.  The increased operating loss was due to the $2.6 million decrease in gross profit partially offset by a decrease in operating expenses.  The effect of currency fluctuations did not have a significant impact on the period-over-period change in operating loss.  Operating loss included share-based compensation expense of $187,000 and $375,000 in 2009 and 2008, respectively.

Network Integration Group.  Operating income for the first quarter of 2009 was $3.4 million, compared to $6,000 for 2008.  The improvement was the result of the $2.5 million reduction in operating expenses and, to a lesser extent, an increase in gross profit.  Operating income would have been $0.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating income included share-based compensation expense of $8,000 and $165,000 in 2009 and 2008, respectively.

Optical Components Group.  Operating loss for the first quarter of 2009 was $11.1 million, compared to an operating loss of $2.1 million for 2008.  The $9.0 million increase in operating loss was primarily due to $10.1 million decrease in gross profit, partially offset by the $1.1 million decrease in operating expenses.   The effect of currency fluctuations did not have a significant impact on the change in operating loss.  Operating loss included share-based compensation expense of $266,000 and $767,000 in 2009 and 2008, respectively.

Interest Expense and Other Income, Net

Interest expense was $0.9 million for both the three months ended March 31, 2009 and 2008.  Other income, net, principally includes interest income on cash, cash equivalents and investments and gains or losses on foreign currency transactions.  Other income increased to $2.5 million in the three months ended March 31, 2009 from $0.9 million in the same period prior year, primarily due to the $2.0 million gain on foreign currency transactions.  Interest income declined to $0.2 million in 2009 from $0.7 million in 2008 as a result of the decrease in underlying interest-bearing marketable securities.

Income Taxes

The provision for income taxes was $2.0 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.  In 2009, pre-tax income increased in the jurisdictions where we incur tax expense, particularly in the foreign subsidiaries comprising the Network Integration group where higher operating income led to an increase of approximately $1.0 million in tax expense.  This increase was partially offset by a decrease of approximately $0.6 million in income tax expense in the Optical Components group as a result of increased pre-tax losses.  Income tax expense fluctuates based on the amount of income or loss generated in the various jurisdictions where we recognize income taxes and are not recording or releasing a valuation allowance.

Tax Loss Carry Forwards

As of December 31, 2008, MRV had federal, state, and foreign net operating loss (“NOL”) carry forwards available of $196.6 million, $155.1 million and $97.7 million, respectively. For the year ended December 31, 2008, federal NOL carry forwards increased by $5.2 million, and state NOL carry forwards decreased by $42.1 million. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2028 and 2029, respectively. Certain foreign net operating loss carryforwards and tax credits are available indefinitely. As of December 31, 2008, federal, state, and foreign income tax credits amounted to $6.1 million, $5.0 million, and $0.9 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2019 and 2012, respectively. Capital loss carry forwards totaling $14.5 million as of December 31, 2008, will begin to expire in 2009. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited.  An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period.  We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership.  We have a full valuation allowance recorded against domestic deferred income tax assets due to a history of net losses. Although realization is not assured, management believes it is more likely than not certain foreign net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized and therefore have been recognized.

Liquidity and Capital Resources

We had cash and cash equivalents of $59.6 million as of March 31, 2009 compared to $68.0 million in cash and cash equivalents at December 31, 2008.  The decrease in cash and cash equivalents was primarily the result of cash used in operations.  The following table summarizes our cash position, which includes cash, cash equivalents, time deposits and short-term marketable securities, and short-term debt position (dollars in thousands):

	March 31, 2009	December 31, 2008

Cash
Cash and cash equivalents	$59,628	$67,950
Time deposits	1,712	1,335
Short-term marketable securities	10,052	12,295
	71,392	81,580
Debt
Short-term obligations (1)	43,268	32,893

Cash in excess of debt	$28,124	$48,687

Ratio of cash to debt (2)	1.6 : 1	2.5 : 1

(1) Includes current maturities of long-term obligations.

(2) Determined by dividing total cash by total debt.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	March 31, 2009	December 31, 2008

Current assets	$309,984	$323,083
Current liabilities	216,583	211,434
Working capital	$93,401	$111,649

Current ratio (1)	1.4 : 1	1.5 : 1

(1) Determined by dividing total current assets by total current liabilities.

Current assets decreased $13.1 million primarily due to a $13.9 million net decrease in inventories, $8.3 million decrease in cash and cash equivalents, $2.2 million decrease in short-term marketable securities, partially offset by a $7.5 million increase in accounts receivable and $4.2 million increase in prepaid and other current assets.  Fluctuations in current assets result from the timing of shipments of products to customers, receipts of inventories and related payments to vendors, cash used for operations and capital expenditures, and the effects of changes in foreign currencies translation rates.

Current liabilities increased $5.1 million primarily due to the $10.4 million increase in short-term obligations, and a $1.6 million increase in other liabilities, partially offset by the $4.9 million decrease in accrued liabilities and a $1.9 million decrease in accounts payable.  Fluctuations in current liabilities result from the timing of payments to vendors for inventory, settlement of accrued liabilities such as payroll related expenses, borrowings and repayments on short-term obligations, changes in deferred revenue, payments of income tax liabilities and the effects of changes in foreign currency translation rates.

The increase in other current assets and short-term obligations includes $9.3 million as a result of the sale with recourse of commercial drafts from a major customer of our subsidiary Source Photonics.  This customer has historically settled its accounts receivable by issuing short term notes receivable.  In the past, Source Photonics would sell these notes to its bank without recourse, and after the sale would no longer carry the note as an asset.  More recently, this customer modified the type of note issued to Source Photonics, and due to this change, the local laws provide a subsequent holder with recourse to Source Photonics in the event that the customer does not pay the note when due.  When the Company sells notes receivable with recourse, the notes remain in other current assets, and an equivalent obligation is recorded in short-term obligations until the customer pays the new note holder of the note.

Cash Flow

The following table summarizes certain cash flow data from our Consolidated Statements of Cash Flows (dollars in thousands):

Three months ended March 31:	2009	2008

Net cash provided by (used in):
Operating activities	$(19,015)	$(1,034)
Investing activities	240	830
Financing activities	11,675	(1,366)
Effect of exchange rate changes on cash and cash equivalents	(1,222)	1,687
Net increase (decrease) in cash and cash equivalents	$(8,322)	$117

Cash Flows Related to Operating Activities.  Cash used in operating activities for the three months ended March 31, 2009 was the result of the $14.8 million net loss, adjusted for non-cash items such as depreciation and amortization and share-based compensation expense.  A decrease in inventories positively affected cash used in operating activities.  In the same period, cash used in operating activities was negatively affected by an increase in accounts receivable.  Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and an increase in inventories.

Cash Flows Related to Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2009 was primarily the result of sales of short-term marketable securities partially offset by capital expenditures.  As of March 31, 2009, we had no plans for major capital expenditures.  Cash flows provided by investing activities for the prior period were primarily from sales of short-term marketable securities partially offset by capital expenditures.

Cash Flows Related to Financing Activities.  Cash provided by financing activities was primarily the result of borrowings on short-term obligations, partially offset by payments on short-term obligations.  Cash flows used in financing activities for the prior period were primarily attributable to payments on short-term obligations.  The sale of commercial drafts with recourse discussed above is reflected as $9.3 million of cash used in operations and $9.3 million of cash provided by financing activities in 2009.

Off-Balance Sheet Arrangements

We do not have transactions, arrangements or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources.  We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engaged in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financials.

Contractual Obligations

The following table summarizes contractual obligations as of March 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years

Short-term debt	$43,268	$43,268	$-	$-	$-
Operating leases	33,474	6,572	9,482	7,259	10,161
Deferred consideration payable	30,036	30,036	-	-	-
Purchase commitments with suppliers and contract manufacturers	4,526	4,315	116	95	-
Total contractual obligations	$111,304	$84,191	$9,598	$7,354	$10,161

Contractual obligations as of March 31, 2009 primarily consist of short-term obligations.  Historically, these obligations have been satisfied through cash generated from our operations or other sources and we expect that this trend will continue.  The deferred consideration payable obligation arose from the acquisition agreement for Fiberxon, a subsidiary of MRV acquired in July 2007.  MRV has filed a complaint against former stockholders, executives and directors of Fiberxon to recover acquisition costs and damages in excess of $31.5 million.

We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months.  We may seek to obtain additional debt or equity financing if we believe it appropriate.

We may limit our ability to use available net operating loss and capital loss carryforwards if we seek financing through issuance of additional equity securities.  Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited.  An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period.  This change in equity ownership includes the issuance of shares made in connection with the acquisition of Fiberxon.  Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products and the market acceptance of our products.

Internet Access to Our Financial Documents

We maintain a website at www.mrv.com.  We make available, free of charge, either by direct access or a link to the SEC website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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

Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of March 31, 2009, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of March 31, 2009, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income.  In general, these currencies were weaker against the U.S. dollar for the three months ended March 31, 2009 compared to the same period last year, so revenues and expenses in these countries translated into fewer dollars than they would have in 2008. For the three months ended March 31, 2009, we had approximately:

• $35.0 million related to cost of goods and operating expenses settled in euros;

• $4.7 million related to cost of goods and operating expenses settled in Swedish kronor;

• $9.8 million related to cost of goods and operating expenses settled in Swiss francs; and

• $8.3 million related to cost of goods and operating expenses settled in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the first quarter 2009, our costs would have increased approximately:

• $3.5 million related to cost of goods and operating expenses settled in euros;

• $0.5 million related to cost of goods and operating expenses settled in Swedish kronor;

• $1.0 million related to cost of goods and operating expenses settled in Swiss francs; and

• $0.8 million related to cost of goods and operating expenses settled in Taiwan dollars.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	March 31, 2009	December 31, 2008

U.S. dollars	$43,922	$49,540
Euros	6,502	8,550
Swiss francs	3,513	2,319
Chinese renminbi	3,075	2,559
Israeli new shekel	430	671
Taiwan dollars	165	1,121
Norwegian krone	104	913
Swedish kronor	97	809
Other	1,820	1,468
Total cash and cash equivalents	$59,628	$67,950

Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

Recession.    We believe that the recent downturn in global markets has affected our revenues and operating results, particularly in the Network Equipment and Optical Components groups.  In general, our customers took a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments and lengthening sales cycles.  Despite the downturn, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.  We are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenues and operating results.

Item 4.    Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in Internal Controls

We are in the process of implementing changes to the Company’s internal control over financial reporting to remediate certain material weaknesses as described in our 2008 Form 10-K for the year ended December 31, 2008 filed on October 8, 2009.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred after the filing of our Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2008 Form 10-K.  There have been no material changes in the Risk Factors as previously disclosed in our 2008 Form 10-K with the exception that our accounts receivable and trade notes receivable with a single customer have surpassed 10% in 2009.  Please refer to Note 5, “Credit Risk” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 6.    Exhibits

(a)     Exhibits

No.	Description

10.1

Agreement, by and among, the Company and Spencer Capital Management, LLC, and the other parties listed in the preamble thereto dated as of October 8, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 14, 2009)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive and Financial Officers pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 30, 2009.

MRV COMMUNICATIONS, INC.

By: /s/ Noam Lotan
Noam Lotan
Chief Executive Officer

By: /s/ Chris King
Chris King
Chief Financial Officer