Form 10-Q
period 2009-06-30
MRV COMMUNICATIONS INC
filed 2009-11-30
CIK 887969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

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

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenue	$119,632	$147,578	$237,940	$273,164
Cost of goods sold	86,590	100,196	181,212	190,061
Gross profit	33,042	47,382	56,728	83,103

Operating expenses:
Product development and engineering	8,433	9,903	17,578	20,490
Selling, general and administrative	25,465	31,720	53,830	60,428
Amortization of intangibles	564	653	1,128	1,306
Total operating expenses	34,462	42,276	72,536	82,224
Operating income (loss)	(1,420)	5,106	(15,808)	879

Interest expense	(775)	(1,015)	(1,672)	(1,929)
Other income (expense), net	(1,219)	682	1,283	1,591

Income (loss) before income taxes	(3,414)	4,773	(16,197)	541

Provision for income taxes	1,737	2,155	3,745	3,601
Net income (loss)	(5,151)	2,618	(19,942)	(3,060)
Less: net income (loss) attributable to noncontrolling interests	581	397	1,128	(103)
Net income (loss) attributable to MRV	$(5,732)	$2,221	$(21,070)	$(2,957)

Net income (loss) per share attributable to MRV common stockholders:
Basic	$ (0.04)	$0.01	$ (0.13)	$ (0.02)
Diluted	$ (0.04)	$0.01	$ (0.13)	$ (0.02)
Weighted average number of shares:
Basic	157,530	157,281	157,489	157,216
Diluted	157,530	160,037	157,489	157,216

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$65,367	$67,950
Short-term marketable securities	6,527	12,295
Time deposits (restricted)	1,771	1,335
Accounts receivable, net	123,781	114,213
Inventories	78,293	92,391
Deferred income taxes	1,782	2,130
Other current assets	38,060	32,769
Total current assets	315,581	323,083

Property and equipment, net	25,816	25,489

Goodwill	26,642	27,037

Intangibles, net	8,431	9,560

Deferred income taxes, net of current portion	2,029	1,480

Other assets	5,653	5,870

Total assets	$384,152	$392,519

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$78,858	$91,262
Accrued liabilities	36,091	42,105
Short-term obligations	58,329	32,893
Deferred consideration payable	30,036	30,036
Deferred revenue	16,100	12,635
Other current liabilities	4,751	2,503
Total current liabilities	224,165	211,434

Other long-term liabilities	9,164	9,274

Commitments and contingencies

Equity:
MRV stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	-	-
Common stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,933 shares as of June 30, 2009 and 158,800 shares as of December 31, 2008
Outstanding — 157,579 shares as of June 30, 2009 and 157,446 shares as of December 31, 2008	268	268
Additional paid-in capital	1,403,855	1,403,663
Accumulated deficit	(1,269,709)	(1,248,639)
Treasury stock — 1,353 shares in 2009 and 2008	(1,352)	(1,352)
Accumulated other comprehensive income	11,914	12,760
Total MRV stockholders’ equity	144,976	166,700
Non-controlling interests	5,847	5,111
Total equity	150,823	171,811
Total liabilities and equity	$384,152	$392,519

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	2009	2008
Six months ended June 30:	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(19,942)	$(3,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,917	5,878
Share-based compensation expense	1,032	2,510
Provision for doubtful accounts	232	1,964
Deferred income taxes	(225)	(53)
Gain on disposition of property and equipment	(12)	(5)
Gain on sale of equity method investment	-	(98)
Changes in operating assets and liabilities:
Time deposits	(423)	932
Accounts receivable	(9,346)	(8,047)
Inventories	13,416	(9,027)
Other assets	(3,956)	(3,150)
Accounts payable	(11,773)	6,812
Accrued liabilities	(6,243)	(5,968)
Income tax payable	2,311	949
Deferred revenue	3,391	419
Other current liabilities	(925)	(507)
Net cash used in operating activities	(27,546)	(10,451)

Cash flows from investing activities:
Purchases of property and equipment	(4,793)	(5,412)
Proceeds from sale of property and equipment	43	224
Proceeds from sale of equity method investment	-	97
Purchases of investments	(1,000)	(500)
Proceeds from sale or maturity of investments	6,694	1,482
Purchase of minority interest	(1,344)	-
Net cash used in investing activities	(400)	(4,109)

Cash flows from financing activities:
Net proceeds from exercise of stock options	37	132
Borrowings on short-term obligations	77,943	63,209
Payments on short-term obligations	(52,601)	(55,844)
Payments on long-term obligations	(26)	(90)
Net cash provided by financing activities	25,353	7,407

Effect of exchange rate changes on cash and cash equivalents	10	1,683
Net decrease in cash and cash equivalents	(2,583)	(5,470)

Cash and cash equivalents, beginning of period	67,950	72,474
Cash and cash equivalents, end of period	$65,367	$67,004

Supplemental information:
Cash paid during the period for interest	$1,386	$1,472
Cash paid during the period for taxes	$935	$2,409

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

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading.  The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (this “Form 10-Q”) should be read in conjunction with “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“2008 Form 10-K”) filed with the SEC.  Included in this Quarterly Report on Form 10-Q is the Statement of Cash Flows for the six months ended June 30, 2008, which has not previously been disclosed in MRV’s filings.

In the opinion of MRV’s management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2009, and the results of its operations and its cash flows for the six months then ended.  The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

2.   Cash and Cash Equivalents, Time Deposits and Marketable Securities

MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents.  Investments with maturities of less than one year are considered short-term.  Time deposits represent investments, which are restricted as to withdrawal or use based on maturity terms.  MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits.  Time deposits of $1.8 million and $1.3 million as of June 30, 2009 and December 31, 2008, respectively, are restricted by short-term obligations.

MRV accounts for its marketable securities, which are available for sale, under the provisions of Statements of Financial Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  The original cost approximated fair market value as of June 30, 2009 and December 31, 2008.  Unrealized gains at June 30, 2009 and December 31, 2008 were $19,500 and $64,000, respectively.  Marketable securities mature at various dates through 2009 and consist of corporate and U.S. government issues.

(in thousands)	June 30, 2009	December 31, 2008

Corporate issues	$-	$999
U.S. government issues	6,527	11,296
Total	$6,527	$12,295

3.   Fair Value Measurements

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

The Company’s available-for-sale securities comprise obligations of U.S. government agencies, corporate debt securities and other interest bearing securities and are categorized in Level 1 at June 30, 2009 (in thousands):

	Fair value measurement at reporting date using:
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2009
Short-term marketable securities	$6,527	$-	$-	$6,527

During the three and six months ended June 30, 2009, there were no re-measurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

4.   Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers.  The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.  At June 30, 2009, one customer accounted for 16% of our accounts receivable and trade notes receivable balance.

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2009 (in thousands):

Six months ended June 30, 2009

Balance at beginning of period	$9,026
Charged to cost and expense	232
Write-offs	(679)
Foreign currency translation adjustment	(31)
Balance at end of period	$8,548

5.   Inventories

Inventories are stated at the lower of cost or market and consist of material, labor and overhead.  Cost is determined by the first in, first out method.  Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Raw materials	$35,446	$36,997
Work-in-process	7,753	19,839
Finished goods	35,094	35,555
Total	$78,293	$92,391

The following table summarizes the changes in the inventory reserves during the six months ended June 30, 2009 (in thousands):

Six months ended June 30, 2009

Balance at beginning of period	$33,207
Charged to cost and expense	865
Write-offs	(3,850)
Foreign currency translation adjustment	(71)
Balance at end of period	$30,151

6.   Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists.  No events occurred during the six months ended June 30, 2009 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period.  Goodwill is recorded at the subsidiary level in local currencies, and converted to U.S. dollars on the balance sheet date.  There was an unrealized loss of $0.4 million during the six months ended June 30, 2009 due to the translation adjustment of goodwill as a result of the change in foreign currency rates from December 31, 2008 to June 30, 2009.  The unrealized loss arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet.

Other intangibles assets consist of intangibles assets identified as a result of the Fiberxon acquisition on July 1, 2007.  The following table summarizes MRV’s other intangible asset balances at June 30, 2009 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$8,500	$(3,091)	$5,409
Customer relationships	4,800	(1,778)	3,022
Customer backlog	600	(600)	-
Total other intangible assets	$13,900	$(5,469)	$8,431

Amortization of other intangibles was $0.6 million and $1.1 million for the three and six months ended June 30, 2009, respectively.  Amortization of other intangibles was $0.7 million and $1.3 million for the three and six months ended June 30, 2008, respectively.

7.   Product Warranty and Indemnification

As of June 30, 2009 and December 31, 2008, MRV’s product warranty liability recorded in accrued liabilities was $3.1 million and $2.6 million, respectively.  MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead.  The products sold are generally covered by a warranty for periods of one to two years.  The following table summarizes the change in the product warranty liability during the six months ended June 30, 2009 (in thousands):

Six months ended June 30, 2009

Beginning balance	$2,605
Cost of warranty claims	(316)
Accruals for product warranties	863
Foreign currency translation adjustment	(8)
Total	$3,144

8.   Noncontrolling Interests

In June 2009, the Company completed the purchase of 833,333 shares of Series A Preferred Stock and 12.8 million shares of common stock of its majority-owned subsidiary Charlotte’s Networks, Inc. (“Charlotte’s Networks”).  The total purchase price was $1.5 million. After the purchase, MRV owned all of the preferred stock and 99.7% of the common stock of Charlotte’s Networks.  On August 4, 2009, the subsidiary was merged into MRV. The difference between the purchase price and the amount by which the noncontrolling interest was adjusted of $1.0 million was recognized as a reduction of MRV equity.

The following table summarizes the change in noncontrolling interests in subsidiaries for the six months ended June 30, 2009 (in thousands):

Six Months ended June 30, 2009

Non-controlling interests at December 31, 2008	$5,111
Net income attributable to noncontrolling interests	1,128
Translation rate fluctuation adjustment attributable to noncontrolling interests	157
Purchase of subsidiary shares from noncontrolling interest	(549)
Noncontrolling interests at June 30, 2009	$5,847

9.   Net Income (Loss) Per Share

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

Outstanding stock options and warrants to purchase 2.8 million shares as of June 30, 2008 were included in the computation of diluted net income per share for the three months ended June 30, 2008.  Outstanding stock options and warrants to purchase 13.8 million shares and 12.8 million shares were excluded from the computation of diluted net loss per share for the three months ended June 30, 2009 and 2008, respectively, because such stock options and warrants were anti-dilutive.  Outstanding stock options and warrants to purchase 13.8 million shares and 15.4 million shares were excluded from the computation of diluted net loss per share for the six months ended June 30, 2009 and 2008, because such stock options and warrants were anti-dilutive.

10.  Share-Based Compensation

MRV records share-based compensation expense in accordance with the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”).  The following table summarizes the impact on MRV’s results of operations of recording share-based compensation under SFAS 123R for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Cost of goods sold	$56	$121	$114	$218
Product development and engineering	51	210	226	727
Selling, general and administrative	325	701	692	1,565
Total share-based compensation expense (1)	$432	$1,032	$1,032	$2,510

(1)          Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

There were no stock option awards granted during the six months ended June 30, 2009.  The weighted average fair value of awards granted during the three and six months ended June 30, 2008 were $0.91 and $0.88 per share, respectively.  As of June 30, 2009, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $3.3 million which is expected to be amortized over a weighted-average period of two years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The Black-Scholes model requires the use of subjective assumptions, including the option’s expected life and the underlying stock price volatility.  There were no options granted during the three or six months ended June 30, 2009.  The following weighted average assumptions were used for estimating the fair value of options granted in the three and six months ended June 30, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008

Risk-free interest rate	2.7%	3.2%
Dividend yield	0%	0%
Volatility	68.2%	67.7%
Expected life	4.7 yrs	5.0 yrs

11.  Segment Reporting and Geographic Information

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

The following table summarizes revenues by segment, including intersegment sales, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Network Equipment group	$23,262	$33,618	$48,178	$64,267
Network Integration group	48,750	61,630	96,531	110,717
Optical Components group	50,085	56,157	98,147	106,156
All others	114	66	136	97
Before intersegment adjustments	122,211	151,471	242,992	281,237
Intersegment adjustments	(2,579)	(3,893)	(5,052)	(8,073)
Total	$119,632	$147,578	$237,940	$273,164

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

For the three and six months ended June 30, 2009 and 2008, no single customer accounted for 10% or more of revenues in either period.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Americas	$29,707	$49,260	$63,177	$90,624
Europe	58,637	76,598	118,158	141,220
Asia Pacific	31,438	21,670	56,586	41,200
Other regions	(150)	50	19	120
Total	$119,632	$147,578	$237,940	$273,164

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30,	December 31,
	2009	2008

Americas	$5,538	$6,212
Europe	8,760	8,280
Asia Pacific	11,518	10,997
Total	$25,816	$25,489

The following table summarizes operating income (loss) by segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Network Equipment group	$(697)	$2,217	$(2,849)	$2,026
Network Integration group	4,579	4,052	7,968	4,058
Optical Components group	(2,245)	1,873	(13,341)	(185)
All others	(309)	(472)	(668)	(930)
	1,328	7,670	(8,890)	4,969
Corporate unallocated and adjustments	(2,748)	(2,564)	(6,919)	(4,090)
Total	$(1,420)	$5,106	$(15,808)	$879

The following table summarizes income (loss) before provision for income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Domestic	$(7,876)	$(6,144)	$(17,072)	$(7,650)
Foreign	4,462	10,917	875	8,191
Total	$(3,414)	$4,773	$(16,197)	$541

12.  Comprehensive Loss

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(5,151)	$2,618	$(19,942)	$(3,060)
Unrealized gain from available-for-sale securities	(16)	7	(45)	9
Foreign currency translation	5,511	(650)	(643)	6,900
Comprehensive income (loss)	344	1,975	(20,630)	3,849
Less: comprehensive income attributable to noncontrolling interests	984	408	1,286	177
Comprehensive income (loss) attributable to MRV	$(640)	$1,567	$(21,916)	$3,672

13.  Subsequent Events

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

14.  Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This standard requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company’s adoption of SFAS 160 on January 1, 2009 resulted in a change in the presentation of minority interests in subsidiaries, which were retrospectively reclassified to “noncontrolling interests” within equity.  In addition, the Company reclassified income attributable to noncontrolling interests in the statement of operations and statement of cash flows to conform to the current period’s presentation.

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

We evaluate segment performance based on the revenues, cost of goods sold, and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (loss).

Our business involves reliance on foreign-based offices.  Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended June 30, 2009 and 2008, foreign revenues constituted 82% and 74%, respectively, of total revenues.  For the six months ended June 30, 2009 and 2008, foreign revenues constituted 81% and 73%, respectively, of total revenues.  The majority of foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Share-Based Compensation.    As discussed in Note 10, “Share-Based Compensation” to the Financial Statements in Part I, Item 1 of this Form 10-Q, the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related income tax impacts. See Note 10 for a further discussion on share-based compensation and assumptions used.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results.  We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, Swedish krona, and the Taiwan dollar. For the three and six months ended June 30, 2009, approximately 50% of revenues in both periods, and 37% and 36% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar.  In general, these currencies were weaker against the U.S. dollar for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, so revenues and expenses in these countries translated into fewer dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table summarizes certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Revenue	$119,632	100%	$147,578	100%	$237,940	100%	$273,164	100%
Network Equipment group (1) (2)	23,262	19	33,618	23	48,178	20	64,267	24
Network Integration group (1) (2)	48,750	41	61,630	42	96,531	41	110,717	41
Optical Components group (1)(2)	50,085	42	56,157	38	98,147	41	106,156	39
All others (1) (2)	114	-	66	-	136	-	97	-

Gross profit (2)	33,042	28	47,382	32	56,728	24	83,103	30
Network Equipment group (3)	13,190	57	18,666	56	25,776	54	33,901	53
Network Integration group (3)	13,281	27	15,066	24	25,725	27	26,644	24
Optical Components group (3)	6,641	13	13,093	23	4,986	5	22,383	21
All others (3)	73	64	42	64	85	63	58	60

Operating expenses (2)	34,462	29	42,276	29	72,536	30	82,224	30
Network Equipment group (3)	13,887	60	16,449	49	28,625	59	31,875	50
Network Integration group (3)	8,702	18	11,014	18	17,757	18	22,586	20
Optical Components group (3)	8,886	18	12,030	21	18,327	19	22,568	21
All others (3)	382	335	514	779	753	554	988	1019

Operating income (loss) (2)	(1,420)	(1)	5,106	3	(15,808)	(7)	879	-
Network Equipment group (3)	(697)	(3)	2,217	7	(2,849)	(6)	2,026	3
Network Integration group (3)	4,579	9	4,052	7	7,968	8	4,058	4
Optical Components group (3)	(2,245)	(4)	1,873	3	(13,341)	(14)	(185)	-
All others (3)	(309)	(271)	(472)	(715)	(668)	(491)	(930)	(959)

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

Three Months Ended June 30, 2009 Compared

To Three Months Ended June 30, 2008

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

Three months ended June 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$ 23,262	$ 33,618	$(10,356)	(31)%	(30)%
Network Integration group	48,750	61,630	(12,880)	(21)	(8)
Optical Components group	50,085	56,157	(6,072)	(11)	(10)
All others	114	66	48	73	73
	122,211	151,471	(29,260)	(19)	(13)
Adjustments (1)	(2,579)	(3,893)	1,314	(34)	(34)
Total	$ 119,632	$ 147,578	$(27,946)	(19)%	(13)%

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

The following table summarizes segment revenues, excluding intersegment sales, by geographic region (dollars in thousands):

Three months ended June 30:	2009	2008	$ Change	% Change

Network Equipment group:
Americas	$12,316	$18,442	$(6,126)	(33)%
Europe	6,917	10,844	(3,927)	(36)
Asia Pacific	2,429	1,842	587	32
Other regions	10	48	(38)	(79)
Total Network Equipment	21,672	31,176	(9,504)	(30)
Network Integration group:
Europe	48,750	61,630	(12,880)	(21)
Total Network Integration	48,750	61,630	(12,880)	(21)
Optical Component group:
Americas	17,390	30,818	(13,428)	(44)
Europe	2,970	4,124	(1,154)	(28)
Asia Pacific	29,009	19,828	9,181	46
Other regions	(161)	2	(163)	(8150)
Total Optical Components	49,208	54,772	(5,564)	(10)
All others	2	-	2	100
Total	$119,632	$147,578	$(27,946)	(19)%

Consolidated revenue for the second quarter of 2009 decreased $27.9 million, or 19%, compared to the second quarter of 2008, which was a record quarter.  The decreases came in all three business segments, most significantly in the Network Integration segment which had a revenue decrease of $12.9 million, or 21%, and in the Network Equipment segment where revenues declined $10.4 million, or 31%.  The Optical Components business had an 11% decline in revenue of $6.1 million.

Network Equipment Group.  Revenue, including intersegment revenues, for the second quarter of 2009 generated from the Network Equipment group decreased $10.4 million compared to the second quarter of 2008, due to a 33% decline in the Americas region and a 36% decline in Europe.  Revenue would have been $0.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Network Integration Group.  Revenue, including intersegment revenues, for the second quarter of 2009 generated from the Network Integration group decreased $12.9 million compared to the second quarter of 2008 due primarily to the impact of changes in foreign currency exchange rates.  Revenue would have been $7.9 million higher in the second quarter of 2009 had foreign currency exchange rates remained the same as they were in the second quarter of 2008.

Optical Components Group.  Revenue, including intersegment revenue, for the second quarter of 2009 generated from the Optical Components group decreased $6.1 million compared to the second quarter of 2008, which was due primarily to a $13.4 million decrease in sales in the Americas region and a $1.2 million decrease in Europe, partially offset by a $9.2 million, or 46% increase in sales in the Asia Pacific region. Revenue from sales, including intersegment sales, of PON subsystems for applications in Fiber-to-the-Premises deployments, decreased $4.5 million to $28.8 million for the three months ended June 30, 2009 from $33.3 million for the three months ended June 30 2008.  Revenue from sales of datacom/telecom or D/T transceivers, was $21.0 million and $22.5 million in 2009 and 2008, respectively representing a decrease of $1.5 million.  Revenue would have been $0.6 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

Three months ended June 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$13,190	$18,666	$(5,476)	(29)%	(28)%
Network Integration group	13,281	15,066	(1,785)	(12)	3
Optical Components group	6,641	13,903	(7,262)	(52)	(50)
All others	73	42	31	74	74
	33,185	47,677	(14,492)	(30)	(25)
Corporate unallocated cost of goods sold and adjustments(1)	(143)	(295)	152	(52)	(52)
Total	$33,042	$47,382	$(14,340)	(30)%	(25)%

(1) Adjustments represent the elimination of intersegment revenue and related cost of goods sold in order to reconcile to consolidated gross profit.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results.  Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Consolidated gross profit decreased $14.3 million for the second quarter of 2009 compared to the second quarter of 2008 due to decreases of $7.3 million in the Optical Components segment, $5.5 million in the Network Equipment segment and $1.8 million in the Network Integration segment.  The 30% decrease in gross profit was due to a combination of a 19% decrease in revenue and a decline in average gross margins from 32% to 28%.  The decline in gross margin was due to the Optical Components group, which had a gross margin decline from 23% to 13%, partially offset by improvements in gross margin in the Network Equipment and Network Integration segments.  Gross profit would have been $2.8 million higher in the second quarter of 2009 had foreign currency exchange rates remained the same as they were in the second quarter of 2008.  Gross profit reflects share-based compensation in cost of goods sold of $56,000 and $0.1 million in the second quarters of 2009 and 2008, respectively.

Network Equipment Group.  Gross profit decreased $5.5 million for the second quarter of 2009 compared to the second quarter of 2008.  The 29% decrease in gross profit was due to the 31% decline in revenues, partially offset by an improvement in gross margin from 56% to 57%.  Gross profit would have been $0.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects the effect of share-based compensation in cost of goods sold of $13,000 and $24,000 in 2009 and 2008, respectively.

Network Integration Group.  Gross profit decreased $1.8 million for the second quarter of 2009 compared to the second quarter of 2008.  The decrease was due to the impact of foreign currency exchange rates.  Gross profit would have been $2.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit improved on a constant dollar basis due to an improvement in average gross margins from 24% to 27%, partially offset by a decrease in constant dollar revenues of 8%.  The Network Integration group did not incur share-based compensation in cost of goods sold in either year.

Optical Components Group.  Gross profit decreased $7.3 million for the second quarter of 2009 to $6.6 million due to several factors.  Beginning in late 2008, our subsidiary Source Photonics began consolidating in-house manufacturing from Shenzhen, PRC and Taiwan, ROC into a new factory in Chengdu, PRC.  Additionally, there was a significant shift from third party manufacturing services to in-house manufacturing in the new facility.  This consolidation of operations and ramp up of production in the new facility led to a significant increase in production material yield loss and manufacturing inefficiency which continued to impact gross margins in the second quarter of 2009, resulting in a decrease of gross margins from 23% for the second quarter of 2008 to 13% for the second quarter of 2009.  Our ongoing product cost reduction efforts necessary in the optical components business due to the constant downward pressure on selling prices, were disrupted by this transition resulting in further gross margin reductions.  We also had an adverse change in product mix which continued into the second quarter of 2009 with a smaller portion of revenue coming from the higher margin metropolitan transceivers and discrete product lines, and a larger portion of revenue coming from the lower margin GPON product line.

Gross profit would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects share-based compensation in cost of goods sold of $41,000 and $53,000 in 2009 and 2008, respectively.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

Three months ended June 30:	2009	2008	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$13,887	$16,449	$(2,562)	(16)%	(14)%
Network Integration group	8,702	11,014	(2,312)	(21)	(7)
Optical Components group	8,886	12,030	(3,144)	(26)	(25)
All others	382	514	(132)	(26)	(26)
	31,857	40,007	(8,150)	(20)	(16)
Corporate unallocated operating expenses and adjustments (2)	2,605	2,269	336	15	15
Total	$34,462	$42,276	$(7,814)	(18)%	(14)%

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

Consolidated operating expenses were $34.5 million, or 29% of revenues, in the second quarter of 2009, compared to $42.3 million, or 29% of revenues, in the second quarter of 2008.  Operating expenses would have been $1.8 million higher in the second quarter of 2009 had foreign currency exchange rates remained the same as they were in the second quarter of 2008.  Product development and engineering expenses included segment and unallocated corporate share-based compensation of $51,000 and $0.2 million in 2009 and 2008, respectively.  Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $0.3 million and $0.7 million in the second quarters of 2009 and 2008, respectively.

Network Equipment Group.  Operating expenses for the second quarter of 2009 were $13.9 million, or 60% of revenues, compared to $16.4 million, or 49% of revenues, for 2008.  The decrease in operating expenses was the result of cost cutting measures implemented in 2009 in response to the decrease in revenue due to the recession.  Operating expenses would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included share-based compensation of $71,000 and $102,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $0.1 million and $0.2 million in 2009 and 2008, respectively.

Network Integration Group.  Operating expenses for the second quarter of 2009 were $8.7 million, or 18% of revenues, compared to $11.0 million, or 18% of revenues, for 2008.  The decrease in operating expenses was primarily the result of cost cutting measures implemented in 2009 in response to the global recession.  Operating expenses would have been $1.5 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The Network Integration group did not have product development and engineering share-based compensation in either year.  Selling, general and administrative expenses included share-based compensation of $10,000 and $0.2 million in 2009 and 2008, respectively.

Optical Components Group.  Operating expenses for the second quarter of 2009 were $8.9 million, or 18% of revenues, compared to $12.0 million, or 21% of revenues, for 2008.  The decrease in operating expenses was primarily attributed to a $2.6 million reduction in selling, general and administrative expenses including reduced distributor commissions as a result of lower revenue, and a decrease of $0.4 in product development and engineering expenses primarily as a result of a decrease in depreciation.  Operating expenses would have been $0.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included a share-based compensation adjustment of $(32,000) in 2009 and $0.1 million in share-based compensation in 2008. Selling, general and administrative expenses included share-based compensation of $0.1 million in both 2009 and 2008.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Three months ended June 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$(697)	$2,217	$(2,914)	(131)%	(130)%
Network Integration group	4,579	4,052	527	13	31
Optical Components group	(2,245)	1,873	(4,118)	(220)	(212)
All others	(309)	(472)	163	(35)	(35)
	1,328	7,670	(6,342)	(83)	(70)
Corporate unallocated and adjustments (1)	(2,748)	(2,564)	(184)	7	7
Total	$(1,420)	$5,106	$(6,526)	(128)%	(109)%

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

Consolidated operating loss was $1.4 million in the second quarter of 2009, or 1% of revenues, a decrease of $6.5 million from $5.1 million in operating income, or 3% of revenues, in 2008.  The decrease was primarily the result of a $14.3 million decrease in gross profit, partially offset by a $7.8 million decrease in operating expenses.  Operating loss would have been $1.0 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating loss included segment and unallocated corporate share-based compensation expense of $0.4 million and $1.0 million in the second quarters of 2009 and 2008, respectively.

Network Equipment Group.  Operating loss for the second quarter of 2009 was $0.7 million, compared to operating income of $2.2 million for 2008.  The decline was primarily the result of the $5.5 million decrease in gross profit, partially offset by a $2.6 million decrease in operating expenses.  Operating loss would have been $0.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating loss included share-based compensation expense of $0.2 million and $0.3 million in 2009 and 2008, respectively.

Network Integration Group.  Operating income for the second quarter of 2009 was $4.6 million, compared to $4.1 million for 2008, an increase of $0.5 million.  The increase was the result of a decrease in operating expenses of $2.3 million, partially offset by a decrease of $1.8 million in gross profit.  Operating income would have been $0.8 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating income included share-based compensation expense of $10,000 and $0.2 million in 2009 and 2008, respectively.

Optical Components Group.  Operating loss for the second quarter of 2009 was $2.2 million, compared to operating income of $1.9 million for 2008, a decrease of $4.1 million.  This decrease was the result of a $7.3 million decrease in gross profit, partially offset by a $3.1 million reduction in operating expenses.  Operating loss would have been $0.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating loss included share-based compensation expense of $0.1 million and $0.3 million in 2009 and 2008, respectively.

Interest Expense and Other Income, Net

Interest expense was $0.8 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively.  Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions.  Interest income decreased to $0.2 million in 2009 from $0.5 million in 2008.

Income Taxes

The provision for income taxes was $1.7 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively.  In 2009, we generated less pre-tax income in the jurisdictions where we incur tax expense, particularly in the foreign subsidiaries comprising the Network Integration group where non-operating expenses, combined with moderately higher operating income, led to a $0.4 million decrease in tax expense.  Income tax expense fluctuates based on the amount of income of loss generated in the various jurisdictions where we recognize income taxes and are not recording or releasing a valuation allowance.

Six Months Ended June 30, 2009 Compared

To Six Months Ended June 30, 2008

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

Six months ended June 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$ 48,178	$64,267	$(16,089)	(25)%	(24)%

Network Integration group	96,531	110,717	(14,186)	(13)	1
Optical Components group	98,147	106,156	(8,009)	(8)	(7)
All others	136	97	39	40	40
	242,992	281,237	(38,245)	(14)	(7)
Adjustments (1)	(5,052)	(8,073)	3,021	(37)	(37)
Total	$237,940	$273,164	$(35,224)	(13)%	(7)%

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

The following table summarizes segment revenues, excluding intersegment sales, by geographical region (dollars in thousands):

Six months ended June 30:	2009	2008	$ Change	% Change

Network Equipment group:
Americas	$22,715	$32,866	$(10,151)	(31)%
Europe	15,302	21,564	(6,262)	(29)
Asia Pacific	6,735	4,607	2,128	46
Other regions	9	116	(107)	(92)
Total Network Equipment	44,761	59,153	(14,392)	(24)
Network Integration group:
Europe	96,531	110,717	(14,186)	(13)
Total Network Integration	96,531	110,717	(14,186)	(13)
Optical Component group:
Americas	40,461	57,757	(17,296)	(30)
Europe	6,326	8,931	(2,605)	(29)
Asia Pacific	49,851	36,593	13,258	36
Other regions	7	5	2	40
Total Optical Components	96,645	103,286	(6,641)	(6)
All others	3	8	(5)	(63)
Total	$237,940	$273,164	$(35,224)	(13)%

Consolidated revenue for the six months ended June 30, 2009 decreased $35.2 million, or 13%, from the comparable period in 2008, due to revenue declines in all three business segments, most significantly in the Network Equipment segment which had a decrease of $16.1 million, or 25%, and in the Network integration segment where revenues declined $14.2 million, or 13%.  Revenue would have been $17.3 million higher in the first half of 2009 had foreign currency exchange rates remained the same as they were in the first half of 2008.

Network Equipment Group.  Revenue, including intersegment revenues, generated from the Network Equipment group decreased $16.1 million, or 25%, for the six months ended June 30, 2009, from the comparable period of 2008, which was due primarily to reduced demand for our products as a result of the global recession.  Revenue would have been $0.8 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Network Integration Group.  Revenue, including intersegment revenues, generated from the Network Integration group decreased $14.2 million for the six months ended June 30, 2009, from the comparable period of 2008, due to the impact of changes in foreign currency exchange rates.  Revenue would have been $15.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Optical Components Group.  Revenue, including intersegment revenue, generated from the Optical Components group decreased $8.0 million, or 8%, for the six months ended June 30, 2009, from the comparable period of 2008, which was due primarily to a $17.3 million decrease in sales in the Americas region and a $2.6 million decrease in Europe, partially offset by a $13.3 million increase in sales in the Asia Pacific Region. Revenues from sales of PON subsystems, for applications in Fiber-to-the-Premises deployments, decreased from $63.6 million in the six months ended June 30, 2008 to $57.6 million in the six months ended June 30, 2009. Revenues from sales of datacom/telecom or D/T transceivers, declined $1.8 million from $41.9 million during the six months ended June 30, 2008 to $40.1 million in the first half of 2009.  Revenue would have been $1.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

Six months ended June 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$25,776	$33,901	$(8,125)	(24)%	(23)%
Network Integration group	25,725	26,644	(919)	(3)	13
Optical Components group	4,986	22,383	(17,397)	(78)	(77)
All others	85	58	27	47	47
	56,572	82,986	(26,414)	(32)	(26)
Corporate unallocated cost of goods sold and adjustments(1)	156	117	39	33	33
Total	$56,728	$83,103	$(26,375)	(32)%	(26)%

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

Consolidated gross profit decreased $26.4 million for the first half of 2009 compared to the first half of 2008 due to decreases of $17.4 million in the Optical Components segment, $8.1 million in the Network Equipment segment and $0.9 in the Network Integration segment.  The 32% decrease in gross profit was due to a combination of a 13% decrease in revenue and a decline in average gross margins from 30% to 24%.  The decline in gross margin was due to the Optical Components group, which had a gross margin decline from 21% to 5%, partially offset by improvements in gross margin in the Network Equipment and Network Integration segments.  Gross profit would have been $5.1 million higher in the first half of 2009 had foreign currency exchange rates remained the same as they were in the first half of 2008.  Gross profit reflects share-based compensation in cost of goods sold of $0.1 million and $0.2 million in the first halves of 2009 and 2008, respectively.

Network Equipment Group.  Gross profit decreased $8.1 million for the first half of 2009 compared to the first half of 2008.  The 24% decrease in gross profit was due to the 25% decline in revenues, partially offset by an improvement in gross margin from 53% to 54%,  Gross profit would have been $0.5 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects the effect of share-based compensation in cost of goods sold of $26,000 and $46,000 in 2009 and 2008, respectively.

Network Integration Group.  Gross profit decreased $0.9 million for the first half of 2009 compared to the first half of 2008.  The decrease was due to the impact of foreign currency exchange rates. Gross profit would have been $4.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit improved on a constant dollar basis due to improvement in average gross margins from 24% to 27%, and by an increase of 1% in constant dollar revenues. The Network Integration group did not have share-based compensation in cost of goods sold in either year.

Optical Components Group.  Gross profit decreased $17.4 million for the first half of 2009 compared to the first half of 2008.  The decrease was due to several factors. Beginning in late 2008, Source Photonics began consolidating in-house manufacturing from Shenzhen, PRC and Taiwan, ROC into new manufacturing facilities in Chengdu, PRC.  Additionally, there was a significant shift from third party manufacturing services to in-house manufacturing in the new facility.  Both activities resulted in a significant increase in production material yield loss and manufacturing inefficiency during the initial ramp up of production.  Our ongoing product cost reduction efforts, necessary in the optical components business due to the constant downward pressure on selling prices, were disrupted by this transition resulting in further gross margin reduction.  We also had an adverse change in product mix during the first half of the year with a smaller portion of revenue coming from the higher margin metropolitan transceivers and discrete product lines, and a larger portion of revenue coming from the lower margin GPON product line.  These factors particularly impacted the first quarter, and our efforts to stabilize production and reduce costs began to improve margins in the second quarter.

Gross profit would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects share-based compensation in cost of goods sold of $0.1 million in both 2009 and 2008.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

Six months ended June 30:	2009	2008	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$28,625	$31,875	$(3,250)	(10)%	(9)%
Network Integration group	17,757	22,586	(4,829)	(21)	(6)
Optical Components group	18,327	22,568	(4,241)	(19)	(18)
All others	753	988	(235)	(24)	(24)
	65,462	78,017	(12,555)	(16)	(11)
Corporate unallocated operating expenses (2)	7,074	4,207	2,867	68	68
Total	$72,536	$82,224	$(9,688)	(12)%	(7)%

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

Consolidated operating expenses were $72.5 million, or 30% of revenues, in the first half of 2009, compared to $82.2 million, or 30% of revenues, in the first half of 2008.  The decrease in operating expenses was due to decreased operating expenses in all three operating segments, partially offset by an increase of $2.9 million in corporate and unallocated operating expenses.  The increase in corporate operating expenses during the first half of 2009 compared to 2008 was primarily due to an increase of $1.7 million in legal and accounting costs related to the restatement of our historical financial statements.  Operating expenses would have been $4.1 million higher in the first half of 2009 had foreign currency exchange rates remained the same as they were in the first half of 2008.  Product development and engineering expenses included segment and unallocated corporate share-based compensation of $0.2 million and $0.7 million in 2009 and 2008, respectively.  Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $0.7 million and $1.6 million in the first halves of 2009 and 2008, respectively.

Network Equipment Group.  Operating expenses for the first half of 2009 were $28.6 million, or 59% of revenues, compared to $31.9 million, or 50% of revenues, for the first half of 2008.  The $3.3 million decrease in operating expenses was the result of cost reduction measures implemented in the first half of 2009 resulting in declines in product development and engineering expenses and reductions in selling, general and administrative expenses.  Operating expenses would have been $0.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included share-based compensation of $0.1 million and $0.2 million in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $0.2 million and $0.4 million in 2009 and 2008, respectively.

Network Integration Group.  Operating expenses for the first half of 2009 were $17.8 million, or 18% of revenues, compared to $22.6 million, or 20% of revenues, for the first half of 2008.  The decrease in operating expenses was primarily the result of currency exchange rate fluctuations. Operating expenses would have been $3.5 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Selling, general and administrative expenses included share-based compensation of $18,000 and $0.3 million in 2009 and 2008, respectively.  The Network Integration group did not have share-based compensation in product development and engineering costs in either year.

Optical Components Group.  Operating expenses for the first half of 2009 were $18.3 million, or 19% of revenues, compared to $22.6 million, or 21% of revenues, for the first half of 2008.  The decrease in operating expenses was attributable to cost reduction efforts in response to the decline in revenues.  Operating expenses would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included share-based compensation of $69,000 and $0.5 million in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $0.2 million and $0.5 million in 2009 and 2008, respectively.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Six months ended June 30:	2009	2008	$ Change	% Change	% Change Constant Currency (2)

Network Equipment group	$(2,849)	$2,026	$(4,875)	(241)%	(238)%
Network Integration group	7,968	4,058	3,910	96	121
Optical Components group	(13,341)	(185)	(13,156)	7111	7092
All others	(668)	(930)	262	(28)	(28)
	(8,890)	4,969	(13,859)	(279)	(257)
Corporate unallocated and adjustments (1)	(6,918)	(4,090)	(2,828)	69	69
Total	$(15,808)	$879	$(16,687)	(1898)%	(1777)%

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

Consolidated operating loss was $15.8 million in the first half of 2009, or 7% of revenues, a decrease of $16.7 million from the $0.9 million operating income in the comparable period in 2008.  The decrease is due to decreases of $13.2 million in the Optical Components segment, and $4.9 million in the Network Equipment segment, partially offset by an increase of $3.9 million in the Network Integration segment.  Operating loss would have been $1.0 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating loss included segment and unallocated corporate share-based compensation expense of $1.0 million and $2.5 million in the first halves of 2009 and 2008, respectively.

Network Equipment Group.  Operating loss for the six months ended June 30, 2009 was $2.8 million, compared to operating income of $2.0 million for the comparable period in 2008.  This decrease in operating income was primarily due to the $8.1 million decrease in gross profit partially offset by a decrease in operating expenses. Operating loss would have been $0.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating loss included share-based compensation expense of $0.4 million and $0.7 million in 2009 and 2008, respectively.

Network Integration Group.  Operating income for the six months ended June 30, 2009 was $8.0 million, compared to operating income of $4.1 million for the comparable period in 2008, an increase of $3.9 million.  The improvement was the result of the $4.8 million reduction in operating expenses partially offset by a decrease in gross profit.  Operating income would have been $0.9 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating income included share-based compensation expense of $18,000 and $0.3 million in 2009 and 2008, respectively.

Optical Components Group.  Operating loss for the six months ended June 30, 2009 was $13.3 million, compared to an operating loss of $0.2 million for the comparable period in 2008.  As discussed above, operating loss was impacted by a decrease in gross margins due to product mix and costs associated with the relocation of our manufacturing facility, partially offset by reductions in operating expenses.   The effect of currency fluctuations did not have a significant impact on the change in operating loss.  Operating loss included share-based compensation expense of $0.4 million and $1.1 million in 2009 and 2008, respectively.

Interest Expense and Other Income, Net

Interest expense was $1.7 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.  Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions.  Interest income declined to $0.4 million in 2009 from $1.2 million in 2008 as a result of the decrease in underlying interest-bearing marketable securities.

Income Taxes

The provision for income taxes was $3.7 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively.  In 2009, we generated more pre-tax income in the jurisdictions where we incur tax expense, particularly in the foreign subsidiaries comprising the Network Integration group where higher operating income led to a $0.6 million increase in tax expense. This increase was partially offset by a decrease in income tax expense in the Optical Component group.  Income tax expense fluctuates based on the amount of income or loss generated in the various jurisdictions where we recognize income taxes are not recording or releasing a valuation allowance.

Tax Loss Carry Forwards

As of December 31, 2008, MRV had federal, state, and foreign net operating loss (“NOL”) carry forwards available of $196.6 million, $155.1 million and $97.7 million, respectively. For the year ended December 31, 2008, federal NOL carry forwards increased by $5.2 million, and state NOL carry forwards decreased by $42.1 million. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2028 and 2029, respectively. Certain foreign NOL carryforwards and tax credits are available indefinitely. As of December 31, 2008, federal, state, and foreign income tax credits amounted to $6.1 million, $5.0 million, and $0.9 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2019 and 2012, respectively. Capital loss carry forwards totaling $14.5 million as of December 31, 2008, will begin to expire in 2009. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited.  An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period.  We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership.  We have a full valuation allowance recorded against domestic deferred income tax assets due to a history of net losses. Although realization is not assured, management believes it is more likely than not certain foreign net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized and therefore have been recognized.

Liquidity and Capital Resources

We had cash and cash equivalents of $65.4 million as of June 30, 2009 compared to $68.0 million in cash and cash equivalents as of December 31, 2008.  The decrease in cash and cash equivalents was primarily the result of cash used in operations, partially offset by short term borrowings.  The following table summarizes our cash position, which includes cash, cash equivalents, time deposits and short-term marketable securities, and short-term debt position (dollars in thousands):

	June 30, 2009	December 31, 2008

Cash
Cash and cash equivalents	$65,367	$67,950
Time deposits	1,771	1,335
Short-term marketable securities	6,527	12,295
	73,665	81,580
Debt
Short-term obligations (1)	58,329	32,893

Cash in excess of debt	$15,336	$48,687

Ratio of cash to debt (2)	1.3 : 1	2.5 : 1

(1) Includes current maturities of long-term obligations.

(2) Determined by dividing total cash by total debt.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	June 30, 2009	December 31, 2008

Current assets	$315,581	$323,083
Current liabilities	224,165	211,434
Working capital	$91,416	$111,649
Current ratio (1)	1.4 : 1	1.5 : 1

(1) Determined by dividing total current assets by total current liabilities.

Current assets decreased $7.5 million primarily due to a $14.1 million decrease in inventories and a $5.8 million decrease in short-term marketable securities, partially offset by a $9.6 million increase in accounts receivable and $5.3 million increase in other current assets.  Fluctuations in current assets result from the timing of product shipments to customers, receipts of inventories and related payments to vendors, cash used in operations and the effects of changes in foreign currencies translation rates.

Current liabilities increased $12.7 million due primarily to a $25.4 million increase in short-term obligations partially offset by decreases of $12.4 million in accounts payable and $6.0 million in accrued liabilities.  Fluctuations in current liabilities result from the timing of payments to vendors for inventory, settlement of accrued liabilities such as payroll related expenses, borrowings and repayments on our short-term obligations, changes in deferred revenue, payments of income tax liabilities and the effects of changes in foreign currency translation rates.

The increase in other current assets and short-term obligations includes $14.7 million as a result of the sale with recourse of commercial drafts from a major customer of our subsidiary Source Photonics.  This customer has historically settled its accounts receivable by issuing short term notes receivable.  In the past, Source Photonics would sell these notes to its bank without recourse, and after the sale would no longer carry the note as an asset.  More recently, this customer modified the type of note issued to Source Photonics, and due to this change, the local laws provide a subsequent holder with recourse to Source Photonics in the event that the customer does not pay the note when due. When the Company sells notes receivable with recourse, the notes remain in other current assets, and an equivalent obligation is recorded in short-term obligations until the customer pays the new note holder of the note.

Cash Flow

The following table summarizes certain cash flow data from our Consolidated Statements of Cash Flows (in thousands):

Six months ended June 30:	2009	2008

Net cash provided by (used in):
Operating activities	$(27,546)	$(10,451)
Investing activities	(400)	(4,109)
Financing activities	25,353	7,407
Effect of exchange rate changes on cash and cash equivalents	10	1,683
Net decrease in cash and cash equivalents	$(2,583)	$(5,470)

Cash Flows Related to Operating Activities.  Cash used in operating activities was the result of the $19.9 million net loss, adjusted for non-cash items such as depreciation and amortization and share-based compensation expense.  A decline in accounts payable and accrued liabilities negatively affected cash, as did an increase in accounts receivable. Cash used in operating activities for the prior period was the result of our net loss adjusted for non-cash items and changes in working capital.

Cash Flows Related to Investing Activities.  Cash used in investing activities for 2009 was primarily the result of capital expenditures offset by sales of short-term marketable securities.  As of June 30, 2009, we had no plans for major capital expenditures.  Cash flows used in investing activities for the prior period were primarily from capital expenditures.

Cash Flows Related to Financing Activities.  Cash provided by financing activities was primarily the result of net borrowings on short-term obligations in both 2009 and 2008.  The sale of commercial drafts with recourse discussed above is reflected as $14.7 million of cash used in operations and $14.7 million of cash provided by financing activities in 2009.

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

Contractual Obligations

The following table summarizes contractual obligations as of June 30, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years

Short-term debt	$58,329	$58,329	$-	$-	$-
Operating leases	30,219	6,555	8,277	6,012	9,375
Deferred consideration payable	30,036	30,036	-	-	-
Purchase commitments with suppliers and contract manufacturers	5,893	5,757	79	57	-
Total contractual obligations	$124,477	$100,677	$8,356	$6,069	$9,375

Contractual obligations as of June 30, 2009 primarily consist of short-term obligations.  Historically, these obligations have been satisfied through cash generated from our operations or other sources and we expect that this trend will continue.  The deferred consideration payable obligation arose from the acquisition agreement for Fiberxon, a subsidiary of MRV acquired in July 2007.  MRV has filed a complaint against former stockholders, executives and directors of Fiberxon to recover acquisition costs and damages in excess of $31.5 million.

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

Internet Access to Our Financial Documents

We maintain a website at www.mrv.com.  We make available, free of charge, either by direct access or a link to the SEC website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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

        Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of June 30, 2009, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

        Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of June 30, 2009, we did not have any foreign exchange contracts outstanding.

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

        When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income.  In general, these currencies were weaker against the U.S. dollar for the six months ended June 30, 2009 compared to the same period last year, so revenues and expenses in these countries translated into fewer dollars than they would have in 2008. For the six months ending June 30, 2009, we had approximately:

• $71.0 million related to cost of goods and operating expenses settled in euros;

• $9.5 million related to cost of goods and operating expenses settled in Swedish kronor;

• $17.8 million related to cost of goods and operating expenses settled in Swiss francs; and

• $12.8 million related to cost of goods and operating expenses settled in Taiwan dollars.

        Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the first half 2009, our costs would have increased approximately:

• $7.1 million related to cost of goods and operating expenses settled in euros;

• $0.9 related to cost of goods and operating expenses settled in Swedish kronor;

• $1.8 million related to cost of goods and operating expenses settled in Swiss francs; and

• $1.3 million related to cost of goods and operating expenses settled in Taiwan dollars.

        The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	June 30, 2009	December 31, 2008

U.S. dollars	$46,799	$49,540
Euros	7,601	8,550
Swiss francs	2,817	2,319
Swedish kronor	545	809
Norwegian kroner	173	913
Taiwan dollars	78	1,121
Chinese renminbi	6,342	2,559
Israeli new shekels	725	671
Other	287	1,468
Total cash and cash equivalents	$65,367	$67,950

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

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.           Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2008 Form 10-K.  There have been no material changes in the Risk Factors as previously disclosed in our 2008 Form 10-K with the exception that our accounts receivable and trade notes receivable with a single customer have surpassed 10% in 2009.  Please refer to Note 4, “Credit Risk” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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