Form 10-Q
period 2009-09-30
MRV COMMUNICATIONS INC
filed 2009-11-30
CIK 887969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

☐          Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________________ to ____________________

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

As of November 26, 2009,157,607,118 shares of MRV’s Common Stock were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenue	$128,871	$130,626	$366,811	$403,790
Cost of goods sold	91,095	97,187	272,307	287,248
Gross profit	37,776	33,439	94,504	116,542

Operating expenses:
Product development and engineering	9,261	9,616	26,839	30,106
Selling, general and administrative	25,087	35,106	78,917	95,534
Amortization of intangibles	564	564	1,692	1,870
Total operating expenses	34,912	45,286	107,448	127,510
Operating income (loss)	2,864	(11,847)	(12,944)	(10,968)

Interest expense	(689)	(1,118)	(2,361)	(3,047)
Other income (expense), net	(195)	2,029	1,088	3,620

Income (loss) before income taxes	1,980	(10,936)	(14,217)	(10,395)

Provision (benefit) for income taxes	2,179	(1,188)	5,924	2,413
Net loss	(199)	(9,748)	(20,141)	(12,808)
Less: net income attributable to non-controlling interests	338	109	1,466	6
Net loss attributable to MRV	$(537)	$(9,857)	$(21,607)	$(12,814)

Net loss per share attributable to MRV common stockholders:
Basic and Diluted	$ (0.00)	$ (0.06)	$ (0.14)	$ (0.08)
Weighted average number of shares:
Basic and Diluted	157,584	157,418	157,521	157,284

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$67,888	$67,950
Short-term marketable securities	8,598	12,295
Time deposits (restricted)	14,025	1,335
Accounts receivable, net	128,748	114,213
Inventories	80,206	92,391
Deferred income taxes	1,517	2,130
Other current assets	43,913	32,769
Total current assets	344,895	323,083

Property and equipment, net	26,535	25,489

Goodwill	28,446	27,037

Intangibles, net	7,867	9,560

Deferred income taxes, net of current portion	1,969	1,480

Other assets	5,757	5,870

Total assets	$415,469	$392,519

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$82,326	$91,262
Accrued liabilities	39,364	42,105
Short-term obligations	77,979	32,893
Deferred consideration payable	30,036	30,036
Deferred revenue	15,524	12,635
Other current liabilities	5,424	2,503
Total current liabilities	250,653	211,434

Other long-term liabilities	9,238	9,274

Commitments and contingencies

Equity:
MRV stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	-	-
Common stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,960 shares as of September 30, 2009 and 158,800 shares as of December 31, 2008
Outstanding — 157,607 shares as of September 30, 2009 and 157,446 shares as of December 31, 2008	268	268
Additional paid-in capital	1,404,377	1,403,663
Accumulated deficit	(1,270,246)	(1,248,639)
Treasury stock — 1,353 shares in 2009 and 2008	(1,352)	(1,352)
Accumulated other comprehensive income (loss)	16,095	12,760
Total MRV stockholders’ equity	149,142	166,700
Non-controlling interests	6,436	5,111
Total equity	155,578	171,811
Total liabilities and equity	$415,469	$392,519

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	2009	2008
Nine months ended September 30:	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(20,141)	$(12,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,465	9,802
Share-based compensation expense	1,622	3,487
Provision for doubtful accounts	323	2,707
Deferred income taxes	55	(453)
Gain on disposition of property and equipment	(12)	(11)
Gain on sale of equity method investment	-	(288)
Changes in operating assets and liabilities:
Time deposits	(429)	5,134
Accounts receivable	(11,246)	(5,057)
Inventories	13,108	(10,152)
Other assets	(9,747)	(2,502)
Accounts payable	(9,882)	8,770
Accrued liabilities	(2,228)	(3,256)
Income tax payable	1,964	(1,251)
Deferred revenue	2,435	420
Other current liabilities	(966)	(1,231)
Net cash used in operating activities	(27,679)	(6,689)

Cash flows from investing activities:
Purchases of property and equipment	(6,907)	(9,162)
Proceeds from sale of property and equipment	43	234
Proceeds from sale of equity method investment	-	287
Purchases of investments	(5,228)	(500)
Proceeds from sale or maturity of investments	8,900	3,372
Purchase of minority interest	(1,367)	-
Net cash used in investing activities	(4,559)	(5,769)

Cash flows from financing activities:
Net proceeds from exercise of stock options	43	145
Cash restricted to collateralize short-term obligations	(12,261)	-
Borrowings on short-term obligations	123,871	83,338
Payments on short-term obligations	(79,738)	(78,055)
Payments on long-term obligations	(39)	(121)
Net cash provided by financing activities	31,876	5,307

Effect of exchange rate changes on cash and cash equivalents	300	1,517
Net decrease in cash and cash equivalents	(62)	(5,634)

Cash and cash equivalents, beginning of period	67,950	72,474
Cash and cash equivalents, end of period	$67,888	$66,840

Supplemental information:
Cash paid during the period for interest	$1,882	$2,616
Cash paid during the period for taxes	$2,099	$3,793

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

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading.  The information included in this Quarterly Report on Form 10-Q For the quarter ended September 30, 2009 (this “Form 10-Q”) should be read in conjunction with “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“2008 Form 10-K”) filed with the SEC.  Included in this Quarterly Report on Form 10-Q is the Statement of Cash Flows for the nine months ended September 30, 2008, which has not previously been disclosed in MRV’s filings.

In the opinion of MRV’s management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2009, and the results of its operations and its cash flows for the nine months then ended.  The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”) which establishes the ASC as the single source of authoritative U.S. GAAP for non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  As of July 1, 2009, the Company adopted ASC 105, which supersedes all existing non-SEC accounting and reporting standards, and all corresponding changes in the Company’s notes to the unaudited financial statements reflect the adoption of this standard.

2.   Cash and Cash Equivalents, Time Deposits and Marketable Securities

MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents.  Investments with maturities of less than one year are considered short-term.  Time deposits represent investments, which are restricted as to withdrawal or use based on maturity terms.  MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits.  Time deposits of $14.0 million and $1.3 million as of September 30, 2009 and December 31, 2008, respectively, are restricted by short-term obligations.

MRV accounts for its marketable securities, which are available for sale, under the provisions of Topic 320, Investments — Debt and Equity Securities of the FASB ASC.  The original cost approximated fair market value as of September 30, 2009 and December 31, 2008.  Unrealized gains at September 30, 2009 and December 31, 2008 were $2,500 and $64,000, respectively.  Marketable securities mature at various dates through 2009 and consist of corporate and U.S. government issues.

(in thousands)	September 30, 2009	December 31, 2008

Corporate issues	$-	$999
U.S. government issues	8,598	11,296
Total	$8,598	$12,295

3.   Fair Value Measurement

MRV adopted the provisions of ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”), effective January 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by the Fair Value Measurements and Disclosures Topic of the ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.  The fair value hierarchy is broken down into three levels based on the source of inputs as follows: Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly; and Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s available-for-sale securities comprise obligations of U.S. government agencies, corporate debt securities and other interest bearing securities and are categorized in Level 1 at September 30, 2009 (in thousands):

	Fair value measurement at reporting date using:
Assets:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance as of September 30, 2009
Short-term marketable securities	$8,598	$-	$-	$8,598

During the nine months ended September 30, 2009, there were no re-measurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

4.   Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers.  The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.  At September 30, 2009, one customer accounted for 16% of our accounts receivable and trade notes receivable balance.

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2009 (in thousands):

Nine months ended September 30, 2009

Balance at beginning of period	$9,026
Charged to cost and expense	323
Write-offs	(2,239)
Foreign currency translation adjustment	107
Balance at end of period	$7,217

5.   Inventories

Inventories are stated at the lower of cost or market and consist of material, labor and overhead.  Cost is determined by the first in, first out method.  Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Raw materials	$34,702	$36,997
Work-in-process	8,051	19,839
Finished goods	37,453	35,555
Total	$80,206	$92,391

The following table summarizes the change in inventory reserve during the nine months ended September 30, 2009 (in thousands):

Nine months ended: September 30, 2009

Balance at beginning of period	$33,207
Charged to cost and expense	1,123
Write-offs	(3,658)
Foreign currency translation adjustment	359
Balance at end of period	$31,031

6.   Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists.  No events occurred during the nine months ended September 30, 2009 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period.  Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date.  There was an unrealized gain of $1.4 million during the nine months ended September 30, 2009 due to the change in foreign currency rates from December 31, 2008 to September 30, 2009.  The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income in the Balance Sheet.

Other intangibles assets consist of intangibles assets identified as a result of the Fiberxon acquisition on July 1, 2007.  The following table summarizes MRV’s other intangible asset balances at September 30, 2009 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$8,500	$(3,477)	$5,023
Customer relationships	4,800	(1,956)	2,844
Customer backlog	600	(600)	-
Total other intangible assets	$13,900	$(6,033)	$7,867

Amortization of other intangibles was $564,000 and $1.7 million for the three and nine months ended September 30, 2009, respectively.  Amortization of other intangibles was $564,000 and $1.9 million for the three and nine months ended September 30, 2008, respectively.

7.   Product Warranty and Indemnification

As of September 30, 2009 and December 31, 2008, MRV’s product warranty liability recorded in accrued liabilities was $3.3 million and $2.6 million, respectively.  MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead.  The products sold are generally covered by a warranty for periods of one to two years.  The following table summarizes the change in the product warranty liability during the nine months ended September 30, 2009 (in thousands):

Nine months ended September 30, 2009

Beginning balance	$2,605
Cost of warranty claims	(427)
Accruals for product warranties	1,136
Foreign currency translation adjustment	6
Total	$3,320

8.   Noncontrolling Interests

In June 2009, the Company completed the purchase of 833,333 shares of Series A Preferred Stock and 12.8 million shares of common stock of its majority-owned subsidiary Charlotte’s Networks, Inc. (“Charlotte’s Networks”).  The total purchase price was $1.5 million.  After the purchase, MRV owned all of the preferred stock and 99.7% of the common stock of Charlotte’s Networks.  On August 4, 2009 the subsidiary was merged into MRV. The $1.0 million difference between the purchase price and the amount by which the noncontrolling interest was adjusted was recognized as a reduction of MRV equity.

The following table summarizes the change in noncontrolling interests in subsidiaries for the nine months ended September 30, 2009 (in thousands):

Nine months ended September 30, 2009

Non-controlling interests at December 31, 2008	$5,111
Net income attributable to noncontrolling interests	1,466
Increase in noncontrolling interest due to share-based compensation in subsidiaries	41
Translation rate fluctuation adjustment attributable to noncontrolling interests	367
Purchase of subsidiary shares from noncontrolling interest	(549)
Noncontrolling interests at September 30, 2009	$6,436

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

Outstanding stock options and warrants to purchase 13.4 million and 15.0 million shares were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2009 and 2008, respectively, because such stock options and warrants were anti-dilutive.

10.  Share-Based Compensation

MRV records share-based compensation expense in accordance with Topic 718, Compensation — Stock Compensation of the FASB ASC.  The following table summarizes the impact on MRV’s results of operations of recording share-based compensation for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Cost of goods sold	$41	$76	$155	$294
Product development and engineering	159	329	385	1,056
Selling, general and administrative	390	572	1,082	2,137
Total share-based compensation expense (1)	$590	$977	$1,622	$3,487

(1)          Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

There were no stock option awards granted during the nine months ended September 30, 2009 or the three months ended September 30, 2008.  The weighted average fair value of awards granted during the nine months ended September 30, 2008 was $0.88 per share.  As of September 30, 2009, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $2.8 million which is expected to be amortized over a weighted-average period of two years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The Black-Scholes model requires the use of subjective assumptions, including the option’s expected life and the underlying stock price volatility.  There were no options granted during the nine months ended September 30, 2009, nor in the three months ended September 30, 2008.  The following weighted average assumptions were used for estimating the fair value of options granted during the nine months ended September 30, 2008:

Nine months ended September 30, 2008

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

The following table summarizes revenues by segment, including intersegment sales, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Network Equipment group	$26,580	$31,462	$74,758	$95,729
Network Integration group	49,263	53,573	145,794	164,290
Optical Components group	55,879	49,039	154,026	155,195
All others	61	52	197	149
Before intersegment adjustments	131,783	134,126	374,775	415,363
Intersegment adjustments	(2,912)	(3,500)	(7,964)	(11,573)
Total	$128,871	$130,626	$366,811	$403,790

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

For the three and nine months and ended September 30, 2009 and 2008, no single customer accounted for 10% or more of revenues in either period.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Americas	$34,597	$46,919	$97,774	$137,543
Europe	60,969	69,156	179,127	210,376
Asia Pacific	33,044	14,550	89,630	55,750
Other regions	261	1	280	121
Total	$128,871	$130,626	$366,811	$403,790

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30,	December 31,
	2009	2008

Americas	$4,983	$6,212
Europe	8,907	8,280
Asia Pacific	12,645	10,997
Total	$26,535	$25,489

The following table summarizes operating income (loss) by segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Network Equipment group	$1,407	$1,081	$(1,442)	$3,107
Network Integration group	4,245	3,403	12,213	7,461
Optical Components group	1,250	(7,669)	(12,091)	(7,854)
All others	(398)	(428)	(1,066)	(1,358)
	6,504	(3,613)	(2,386)	1,356
Corporate unallocated and adjustments	(3,640)	(8,234)	(10,558)	(12,324)
Total	$2,864	$(11,847)	$(12,944)	$(10,968)

The following table summarizes income (loss) before provision for income taxes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Domestic	$(12,700)	$(8,018)	$(29,772)	$(15,668)
Foreign	14,680	(2,918)	15,555	5,273
Total	$1,980	$(10,936)	$(14,217)	$(10,395)

12.  Comprehensive Loss

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net loss	$(199)	$(9,748)	$(20,141)	$(12,808)
Unrealized loss from available-for-sale securities	(17)	(9)	(62)	(14)
Foreign currency translation	4,407	(7,696)	3,764	(782)
Comprehensive income (loss)	4,191	(17,453)	(16,439)	(13,604)
Less: comprehensive income attributable to noncontrolling interests	547	240	1,833	63
Comprehensive income (loss) attributable to MRV	$3,644	$(17,693)	$(18,272)	$(13,667)

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

14.  Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB for non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  On July 1, 2009, the Company adopted ASC 105, which supersedes all existing non-SEC accounting and reporting standards, and all corresponding changes in the Company’s notes to the unaudited condensed consolidated financial statements reflect the adoption of this standard.  The adoption of the FASB ASC did not have a material impact on MRV’s financial condition, results of operations or liquidity.

In February 2008, the FASB issued ASC Topic 820-10-55, Fair Value Measurements and Disclosures (“ASC 820-10-55”), which delayed the effective date of fair value accounting for all non-financial assets and liabilities, except those that are measured at fair value on a recurring basis.   On January 1, 2009, MRV adopted ASC 820-10 with respect to non-financial assets and liabilities that are not re-measured on a recurring basis; the adoption did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2007, the FASB issued ASC Topic 805-10, Business Combinations (“ASC 805-10”).  Under ASC 805-10, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of ASC 805-10 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

ASC Topic 810-10-45, Consolidation (“ASC 810”) requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements.  The adoption of ASC 810 on January 1, 2009 resulted in a change in the presentation of minority interests in subsidiaries, which were retrospectively reclassified to “noncontrolling interests” within equity.  In addition, the Company reclassified prior period’s income attributable to noncontrolling interests in the statement of operations and statement of cash flows to conform to the current period’s presentation.

In June 2009, the FASB issued ASC 810-10, Consolidations providing (a) guidance on identifying variable interest entities and determining whether such entities should be consolidated; (b) general consolidation guidance; and (c) guidance on the consolidation of entities controlled by contract.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance.  ASC 810-10 will become effective for the Company beginning January 1, 2010.  Early application is not permitted.  The Company is evaluating the future effect, if any, of this standard on its results of operations and financial position.

ASC Topic 815, Derivatives and Hedging (“ASC 815”) requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for, and where the effects of derivative instruments and related hedged items are reported within the financial statements.  ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The application of ASC 815 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

ASC Topic 855, Subsequent Events (“ASC 855”) establishes general standards of accounting treatment and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the topic focuses on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 became effective for MRV beginning on July 1, 2009, the first day of the third fiscal quarter of 2009.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (“ASC 860”) which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  ASC 860 is effective for interim and annual reporting periods ending after November 15, 2009 and will be applied prospectively.  MRV plans to adopt the provisions of ASC 860 on January 1, 2010.  MRV is currently assessing the impact on its financial condition and results of operations of adopting of ASC 860.

In October 2009, the FASB issued ASC update No. 2009-13, to Topic 605, Revenue Recognition.  These amendments establish a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.   The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011, with earlier adoption permitted.  The Company believes that the adoption of this new standard will have a material effect on its financial position and results of operations.  However, the Company is not able to estimate the effect on its financial position and results of operations.

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

Overview

MRV Communications is a supplier of communications equipment and services to carriers, governments and enterprise customers, worldwide.  We are also a supplier of optical components, primarily through our wholly-owned subsidiary Source Photonics, Inc..  We conduct our business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide.  Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group.  Our Optical Components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators.

We evaluate segment performance based on the revenues, cost of goods sold, and the operating expenses of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable Statements of Operations data below operating income (loss).

Our business involves reliance on foreign-based offices.  Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, China, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended September 30, 2009 and 2008, foreign revenues constituted 75% and 73%, respectively, of total revenues.  For the nine months ended September 30, 2009 and 2008, foreign revenues constituted 79% and 73%, respectively, of total revenues.  The majority of foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  We follow accounting standards set by the Financial Accounting Standards Board (“FASB”) to ensure we consistently report our financial condition, results of operations, and cash flows in conformity with GAAP.  References to GAAP issued by the FASB in this Quarterly Report on Form 10-Q are to the FASB Accounting Standards of Codification (“ASC”).

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

Revenue Recognition.    MRV’s major revenue-generating products consist of fiber optic components, switches and routers, console management; and physical layer products.  MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC Topic 605 Revenue Recognition (“ASC Topic 605”), when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable.  Products are generally shipped “FOB shipping point,” with no right of return and revenue is recognized upon shipment.  If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by us to deliver the product to the customer.  Sales of services and system support are deferred and recognized ratably over the contract period.  Sales with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are rare and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed.  For sales to distributors, we generally recognize revenue using the “sell in” method (i.e., when product is sold to the distributor) rather than the “sell through” method (i.e., when the product is sold by the distributor to the end user). In limited circumstances, certain distributors have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor’s inventory.  MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC Topic 605.   We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book.  The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.  We monitor product returns and potential price adjustments on an ongoing basis.

Arrangements with customers may include multiple deliverables, including any combination of equipment, services and software.  In accordance with ASC Topic 605, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met.   Fair value for each element is established based on the sales price charged when the same element is sold separately.  If multiple element arrangements include software or software related elements, we apply the provisions of ASC Topic 985 Software to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

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

Goodwill and Other Intangibles.    In accordance with ASC Topic 350 Intangibles - Goodwill and Other, we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists.  We amortize intangible assets that have definite lives over their useful lives.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results.  We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, Swedish krona, and the Taiwan dollar. For the three and nine months ended September 30, 2009, 48% and 49% of revenues, and 42% and 38% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar.  In general, these currencies were weaker against the U.S. dollar for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, so revenues and expenses in these countries translated into fewer dollars than they would have in the prior period.  Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table summarizes certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Revenue	$128,871	100%	$130,626	100%	$366,811	100%	$403,790	100%
Network Equipment group (1) (2)	26,580	21	31,462	24	74,758	20	95,729	24
Network Integration group (1)(2)	49,263	38	53,573	41	145,794	40	164,290	41
Optical Components group (1)(2)	55,879	43	49,039	38	154,026	42	155,195	38
All others (1)(2)	61	-	52	-	197	-	149	-

Gross profit (2)	37,776	29	33,439	26	94,504	26	116,542	29
Network Equipment group (3)	14,744	55	16,462	52	40,520	54	50,363	53
Network Integration group (3)	13,445	27	13,675	26	39,170	27	40,319	25
Optical Components group (3)	9,614	17	3,259	7	14,600	9	25,642	17
All others (3)	36	59	32	62	121	61	90	60

Operating expenses (2)	34,912	27	45,286	35	107,448	29	127,510	32
Network Equipment group (3)	13,337	50	15,381	49	41,962	56	47,256	49
Network Integration group (3)	9,200	19	10,272	19	26,957	18	32,858	20
Optical Components group (3)	8,364	15	10,928	22	26,691	17	33,496	22
All others (3)	434	711	460	885	1,187	603	1,448	972

Operating income (loss) (2)	2,864	2	(11,847)	(9)	(12,944)	(4)	(10,968)	(3)
Network Equipment group (3)	1,407	5	1,081	3	(1,442)	(2)	3,107	3
Network Integration group (3)	4,245	9	3,403	6	12,213	8	7,461	5
Optical Components group (3)	1,250	2	(7,669)	(16)	(12,091)	(8)	(7,854)	(5)
All others (3)	(398)	(652)	(428)	(823)	(1,066)	(541)	(1,358)	(911)

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

Three Months Ended September 30, 2009 Compared

To Three Months Ended September 30, 2008

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

Three months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$26,580	$31,462	$(4,882)	(16)%	(16)%
Network Integration group	49,263	53,573	(4,310)	(8)	(3)
Optical Components group	55,879	49,039	6,840	14	14
All others	61	52	9	17	17
	131,783	134,126	(2,343)	(2)	1
Adjustments (1)	(2,912)	(3,500)	588	(17)	(17)
Total	$128,871	$130,626	$(1,755)	(1)%	1%

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

The following table summarizes segment revenues, excluding intersegment sales, by geographic region (dollars in thousands):

Three months ended September 30:	2009	2008	$ Change	% Change

Network Equipment group:
Americas	$13,152	$14,254	$(1,102)	(8)%
Europe	8,698	11,451	(2,753)	(24)
Asia Pacific	2,694	3,435	(741)	(22)
Other regions	250	-	250	100
Total Network Equipment	24,794	29,140	(4,346)	(15)
Network Integration group:
Europe	49,263	53,573	(4,310)	(8)
Total Network Integration	49,263	53,573	(4,310)	(8)
Optical Component group:
Americas	21,445	32,666	(11,221)	(34)
Europe	3,009	4,130	(1,121)	(27)
Asia Pacific	30,349	11,115	19,234	173
Other regions	3	-	3	100
Total Optical Components	54,806	47,911	6,895	14
All others	8	2	6	300
Total	$128,871	$130,626	$(1,755)	(1)%

Consolidated revenue for the third quarter of 2009 decreased $1.8 million, or 1%, compared to the third quarter of 2008, due to revenue declines in the Network Equipment and Network Integration segments, partially offset by an increase in revenue in the Optical Components segment.  Revenue would have been $3.2 million higher in the third quarter of 2009 had foreign currency exchange rates remained the same as they were in the third quarter of 2008.

Network Equipment Group.  Revenue, including intersegment revenues, for the third quarter of 2009 generated from the Network Equipment group decreased $4.9 million, compared to the third quarter of 2008 primarily due to an 8% decline in the Americas region and a 24% decline in Europe Revenue would have been $0.1 million lower in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Network Integration Group.  Revenue, including intersegment revenues, for the third quarter of 2009 generated from the Network Integration group decreased $4.3 million compared to the third quarter of 2008 primarily due to the effect of foreign currency exchange rates. Revenue would have been $3.0 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The remaining decrease in revenues arose as the result of decreases in revenues generated by our EDSLan, Alcadon, Interdata and TurnKey subsidiaries, partially offset by an increase in revenues generated by our Tecnonet subsidiary.

Optical Components Group.  Revenue, including intersegment revenue, for the third quarter of 2009 generated from the Optical Components group increased $6.8 million, or 14%, compared to the third quarter of 2008 primarily due to a $19.2 million, or 173%, increase in revenues in the Asia Pacific region, partially offset by an $11.2 million decrease in the Americas region and a $1.1 million decrease in the Europe region.  Revenues from sales, including intersegment sales, of passive optical network subsystems for applications in Fiber-to-the-Premises deployments, were $31.4 million and $28.4 million in the three months ended September 30, 2009 and 2008, respectively, representing an increase of $3.0 million.  Revenues from sales of datacom/telecom, or D/T, transceivers increased $3.7 million to $24.0 million from $20.3 million in 2008.  Revenue would have been $0.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (in thousands):

Three months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$14,744	$16,462	$(1,718)	(10)%	(11)%
Network Integration group	13,445	13,675	(230)	(2)	5
Optical Components group	9,614	3,259	6,355	195	198
All others	36	32	4	13	13
	37,839	33,428	4,411	13	16
Corporate unallocated cost of goods sold and adjustments (1)	(63)	11	(74)	(673)	(673)
Total	$37,776	$33,439	$4,337	13%	16%

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

Consolidated gross profit for the third quarter of 2009 increased $4.3 million compared to the third quarter of 2008 due to a $6.4 million increase in gross profit in the Optical Components group, partially offset by a $1.7 million decrease in the Network Equipment segment and a $0.2 million decrease in the Network Integration segment.  Gross margin increased from 26% to 29% with improvements in all three business segments, most significantly in the Optical Components group, where gross margin increased from 7% to 17%. Gross margin in the Network Equipment group increased from 52% to 55% and in the Network Integration group from 26% to 27% in the third quarter of 2009 compared to the third quarter of 2008.  Gross profit would have been $1.0 million higher in the third quarter of 2009 had foreign currency exchange rates remained the same as they were in the third quarter of 2008.  Gross profit reflects share-based compensation in cost of goods sold of $42,000 and $0.1 million in the third quarters of 2009 and 2008, respectively.

Network Equipment Group.  Gross profit for the third quarter of 2009 decreased $1.7 million compared to the third quarter of 2008.   The 10% decrease in gross profit was due to a 16% drop in revenues, partially offset by an improvement in gross margin from 52% to 55%.  The effect of currency fluctuations did not have a significant impact on gross profit in 2009.  Gross profit reflects the effect of share-based compensation in cost of goods sold of $11,000 and $17,000 in 2009 and 2008, respectively.

Network Integration Group.  Gross profit for the third quarter of 2009 decreased $0.2 million compared to the third quarter of 2008.  The 2% decrease was due to the impact of foreign currency exchange rates.  Gross profit would have been $0.9 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit improved on a constant dollar basis due to an improvement in average gross margins from 26% to 27%, partially offset by a decrease in constant dollar revenues of 3%.  The Network Integration group did not incur share-based compensation in cost of goods sold in either year.

Optical Components Group.  Gross profit for the third quarter of 2009 increased $6.4 million compared to the third quarter of 2008.  The increase was driven by a 14% increase in revenues and an improvement in gross margins from 7% to 17%.  Gross margin improved as the result of several factors.  We began to recognize the increased manufacturing efficiencies as a result of the consolidation of in-house manufacturing in our new factory in Chengdu, PRC, and a significant shift from third party manufacturing services to in-house manufacturing.  In addition, we benefited from a shift in product mix during the quarter as a higher percentage of revenues came from sales of certain PON and D/T Transceivers product lines with higher gross margins.  Gross profit would have been $0.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects share-based compensation in cost of goods sold of $31,000 and $53,000 in 2009 and 2008, respectively.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

Three months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$13,337	$15,381	$(2,044)	(13)%	(13)%
Network Integration group	9,200	10,272	(1,072)	(10)	(4)
Optical Components group	8,364	10,928	(2,564)	(23)	(23)
All others	434	460	(26)	(6)	(6)
	31,335	37,041	(5,706)	(15)	(14)
Corporate unallocated operating expenses and adjustments (2)	3,577	8,245	(4,668)	(57)	(57)
Total	$34,912	$45,286	$(10,374)	(23)%	(21)%

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

Consolidated operating expenses were $34.9 million, or 27% of revenues, in the third quarter of 2009, compared to $45.3 million, or 35% of revenues, in the third quarter of 2008.  The reduction was driven by decreases in all three business segments, as well as a decrease of $4.7 million in unallocated corporate expenses. The decrease in unallocated corporate expenses reflects the decline in restatement-related expenses incurred as the result of the investigation announced in June of 2008.  Operating expenses would have been $0.7 million higher in the third quarter of 2009 had foreign currency exchange rates remained the same as they were in the third quarter of 2008.  Product development and engineering expenses included segment and unallocated corporate share-based compensation of $0.2 million and $0.3 million in 2009 and 2008, respectively.  Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $0.4 million and $0.6 million in the third quarters of 2009 and 2008, respectively.

Network Equipment Group.  Operating expenses in the third quarter of 2009 were $13.3 million, or 50% of revenues, compared to $15.4 million, or 49% of revenues, in the third quarter of 2008.  The decrease in operating expenses was the result of improvements in the Americas and International sales offices’ operating expense structures following cost reductions implemented in 2009 in response to the decrease in revenue.  The effect of currency fluctuations did not have a significant impact on operating expenses in 2009.  Product development and engineering expenses included share-based compensation of $94,000 and $97,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $131,000 and $155,000 in 2009 and 2008, respectively.

Network Integration Group.  Operating expenses in the third quarter of 2009 were $9.2 million, or 19% of revenues, compared to $10.3 million, or 19% of revenues, in the third quarter of 2008.  The decrease in operating expenses was primarily the result of cost reduction measures implemented in 2009 in response to the decrease in revenue.  Operating expenses would have been $0.6 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The Network Integration group did not have product development and engineering share-based compensation in either year.  Selling, general and administrative expenses included share-based compensation of $4,000 and $62,000 in 2009 and 2008, respectively.

Optical Components Group.  Operating expenses in the third quarter of 2009 were $8.4 million, or 15% of revenues, compared to $10.9 million, or 22% of revenues, in the third quarter of 2008.  The decrease in operating expenses is primarily attributable to a decrease of $1.7 million in selling general and administrative expenses, and a $0.8 million decrease in product development and engineering expenses.  Operating expenses would have been $0.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included a share-based compensation of $51,000 and $215,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $106,000 and $181,000 in 2009 and 2008, respectively.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Three months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$1,407	$1,081	$326	30%	29%
Network Integration group	4,245	3,403	842	25	32
Optical Components group	1,250	(7,669)	8,919	(116)	(117)
All others	(398)	(428)	30	(7)	(7)
	6,504	(3,613)	10,117	(280)	(288)
Corporate unallocated and adjustments (1)	(3,640)	(8,234)	4,594	(56)	(56)
Total	$2,864	$(11,847)	$14,711	(124)%	(127)%

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

Consolidated operating income was $2.9 million in the third quarter of 2009, or 2% of revenues, an increase of $14.7 million from an operating loss of $11.8 million in the third quarter of 2008.  The increase was primarily the result of the $8.9 million increase in operating income in the Optical Components group, and the $4.6 million decrease in Corporate unallocated expenses. The Network Equipment and Network Integration segments operating income increased $0.3 million and $0.8 million respectively, for the third quarter of 2009 compared to the third quarter of 2008.  Operating income would have been $0.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating income included segment and unallocated corporate share-based compensation expense of $0.6 million and $1.0 million in the second quarters of 2009 and 2008, respectively.

Network Equipment Group.  Operating income in the third quarter of 2009 was $1.4 million, compared to operating income of $1.1 million in the third quarter of 2008.  The increase was primarily the result of the $2.0 million reduction in operating expenses partially offset by the $1.7 million decrease in gross profit.  The effect of currency fluctuations did not have a significant impact on operating income in the third quarter of 2009.  Operating loss included share-based compensation expense of $235,000 and $269,000 in 2009 and 2008, respectively.

Network Integration Group.  Operating income in the third quarter of 2009 was $4.2 million, compared to operating income of $3.4 million in the third quarter of 2008, an increase of $0.8 million.  The improvement was the result of the $1.1 million reduction in operating expenses, partially offset by the decrease in gross profit.  Operating income would have been $0.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating income included share-based compensation expense of $4,000 and $62,000 in 2009 and 2008, respectively.

Optical Components Group.  Operating income was $1.3 million in the third quarter of 2009, compared to an operating loss of $7.7 million in the third quarter of 2008, a $9.0 million improvement.  The improvement in operating income was primarily due to the $6.4 million increase in gross profit, and to a lesser extent, to the $2.6 million reduction in operating expenses.  The effect of currency fluctuations did not have a significant impact on operating income in 2009.  Operating income included share-based compensation expense of $188,000 and $448,000 in 2009 and 2008, respectively.

Interest Expense and Other Income, Net

Interest expense was $0.7 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively.  Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions.  Interest income decreased from $0.4 million in 2008 to $0.1 million 2009 due to the decrease in underlying interest-bearing marketable securities.

Income Taxes

The provision (benefit) for income taxes was $2.2 million and $(1.2) million for the three months ended September 30, 2009 and 2008, respectively.  In 2009, pre-tax income increased in the jurisdictions where we record tax expense, particularly in the foreign subsidiaries comprising the Network Integration and Optical Components groups where higher operating income led to an increase of approximately $1.4 million and $0.4 million in tax expense, respectively.  Income tax expense fluctuates based on the amount of income or loss generated in the various jurisdictions where we recognize income taxes and are not recording or releasing a valuation allowance.

Nine Months Ended September 30, 2009 Compared

To Nine Months Ended September 30, 2008

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

Nine months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$74,758	$95,729	$(20,971)	(22)%	(21)%
Network Integration group	145,794	164,290	(18,496)	(11)	-
Optical Components group	154,026	155,195	(1,169)	(1)	-
All others	197	149	48	32	32
	374,775	415,363	(40,588)	(10)	(5)
Adjustments (1)	(7,964)	(11,573)	3,609	(31)	(31)
Total	$366,811	$403,790	$(36,979)	(9)%	(4)%

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

The following table summarizes segment revenues, excluding intersegment sales, by geographical region (dollars in thousands):

Nine months ended September 30:	2009	2008	$ Change	% Change

Network Equipment group:
Americas	$35,868	$47,120	$(11,252)	(24)%
Europe	23,999	33,015	(9,017)	(27)
Asia Pacific	9,429	8,042	1,387	17
Other regions	260	116	144	124
Total Network Equipment	69,556	88,293	(18,737)	21
Network Integration group:
Europe	145,794	164,290	(18,496)	(11)
Total Network Integration	145,794	164,290	(18,496)	(11)
Optical Component group:
Americas	61,907	90,423	(28,516)	(32)
Europe	9,335	13,061	(3,726)	(29)
Asia Pacific	80,201	47,708	32,493	68
Other regions	9	5	4	80
Total Optical Components	151,452	151,197	255	-
All others	9	10	(1)	(10)
Total	$366,811	$403,790	$(36,979)	(9)%

Consolidated revenue decreased $37.0 million, or 9%, for the nine months ended September 30, 2009, from the comparable period of 2008 primarily due to a $21.0 million decrease in the Network Equipment group, and an $18.5 million decrease in the Network Integration group.  The Optical components group also had a year-over-year revenue decline of $1.2 million.  Revenue would have been $20.4 million higher for the first three quarters of 2009 had foreign currency exchange rates remained the same as they were in 2008.

Network Equipment Group.  Revenues, including intersegment revenues, generated from the Network Equipment group decreased $21.0 million, for the nine months ended September 30, 2009, from the comparable period of 2008 which was primarily due to an $11.3 million decrease in sales in the Americas Region and a $9.0 million decrease in Europe, partially offset by a $1.4 million, or 17% increase in the Asia pacific region.  The revenue decline was due primarily to the impact of the economic recession and was experienced across all our product lines.  Revenue would have been $0.7 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Network Integration Group.  Revenue, including intersegment revenues, generated from the Network Integration group decreased $18.5 million for the nine months ended September 30, 2009, from the comparable period of 2008. Revenue would have been $18.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Optical Components Group.  Revenue, including intersegment revenue, generated from the Optical Components group decreased $1.2 million for the nine months ended September 30, 2009, from the comparable period in 2008, which was primarily due to a $28.5 million decrease in revenues in the Americas region, and a $3.8 million decrease in Europe, partially offset by an increase of $32.5 million, or 68% in the Asia/Pacific region,   Revenues from sales of PON for applications in Fiber-to-the-Premises deployments, decreased from $92.0 million in the nine months ended September 30, 2008 to $89.0 million in the nine months ended September 30, 2009.  Revenues from sales of D/T increased $1.9 million from $62.2 million in 2008 to $64.1 million in 2009.  Revenue would have been $1.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

Nine months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$40,520	$50,363	$(9,843)	(20)%	(19)%
Network Integration group	39,170	40,319	(1,149)	(3)	10
Optical Components group	14,600	25,642	(11,042)	(43)	(42)
All others	121	90	31	34	34
	94,411	116,414	(22,003)	(19)	(14)
Corporate unallocated cost of goods sold and adjustments(1)	93	128	(35)	(27)	(27)
Total	$94,504	$116,542	$(22,038)	(19)%	(14)%

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

Consolidated gross profit decreased $22.0 million for the nine months ended September 30, 2009, from the comparable period in 2008 primarily due to an $11.0 million decrease in our Optical Components segment and a $9.8 million decrease in our Network Equipment segment.  Gross margin on a consolidated basis for the first nine months of 2009 decreased from 29% in 2008 to 26% in 2009.  The decrease in gross margin is due to the Optical Components segment, where gross margin decreased from 17% to 9%.  Gross margins in the Network Equipment and Network Integration segments improved from 2008 to 2009.  Gross profit would have been $5.9 million higher year to date in 2009 had foreign currency exchange rates remained the same as they were year to date in 2008.  Gross profit reflects share-based compensation in cost of goods sold of $0.2 million and $0.3 million year to date in 2009 and 2008, respectively.

Network Equipment Group.  Gross profit decreased $9.8 million, or 20%, for the nine months ended September 30, 2009, from the comparable period in 2008.  The decrease was due to the $21.0 million decrease in revenue, partially offset by an improvement in gross margin from 53% to 54%.  Gross profit would have been $0.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects the effect of share-based compensation in cost of goods sold of $37,000 and $63,000 in 2009 and 2008, respectively.

Network Integration Group.  Gross profit decreased $1.1 million, or 3%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to the effect of foreign currency exchange rates.  Gross profit would have been $5.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The $4.2 million increase in gross profit in constant currency is due to an improvement in gross margin from 25% to 27%.  The Network Integration group did not have share-based compensation in cost of goods sold in either year.

Optical Components Group.  Gross profit decreased $11.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Gross margin declined as the result of several factors.  Beginning in late 2008, consolidation of in-house manufacturing into new manufacturing facilities in Chengdu, PRC and a significant shift from third party manufacturing services to in-house manufacturing led to significant increases in production material yield loss and manufacturing inefficiency during the initial ramp up of production through the first half of 2009.  As the shift to the Chengdu facility progressed in 2009, manufacturing efficiencies improved during the third quarter, but on a year-to-date basis, gross margins were negatively impacted by this shift.  We also had an adverse shift in product mix throughout the first three quarters of 2009, with a smaller portion of revenues coming from higher margin metropolitan transceivers and a larger portion of revenue coming from the lower margin GPON product line.  Gross profit would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Gross profit reflects share-based compensation in cost of goods sold of $112,000 and $175,000 2009 and 2008, respectively.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

Nine months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$41,962	$47,256	$(5,294)	(11)%	(10)%
Network Integration group	26,957	32,858	(5,901)	(18)	(5)
Optical Components group	26,691	33,496	(6,805)	(20)	(20)
All others	1,187	1,448	(261)	(18)	(18)
	96,797	115,058	(18,261)	(16)	(12)
Corporate unallocated operating expenses and adjustments (2)	10,651	12,452	(1,801)	(14)	(14)
Total	$107,448	$127,510	$(20,062)	(16)%	(12)%

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

Consolidated operating expenses were $107.4 million, or 29% of revenues, year to date in 2009, compared to $127.5 million, or 32% of revenues, year to date in 2008.  Operating expenses were lower in all three segments, and unallocated corporate expenses were $1.8 million lower than 2008.   The decrease in operating expenses was largely due to our efforts to balance operating expense structures with decreased revenue streams across all segments.  The decrease in unallocated corporate expenses reflects the decline in restatement-related legal and accounting expenses incurred as the result of the investigation announced in June 2008.  Operating expenses would have been $4.8 million higher year to date in 2009 had foreign currency exchange rates remained the same as they were year to date in 2008.  Product development and engineering expenses included segment and unallocated corporate share-based compensation of $0.4 million and $1.1 million in 2009 and 2008, respectively.  Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $1.1 million and $2.1 million year to date in 2009 and 2008, respectively.

Network Equipment Group.  Operating expenses for the nine months ended September 30, 2009 were $42.0 million, or 56% of revenues, compared to $47.3 million, or 49% of revenues, for the nine months ended September 30, 2008.  The decrease in operating expenses was due to our efforts to balance costs in response to decreased revenues, and includes a reduction of $4.6 million in selling, general and administrative expenses and a reduction of $0.7 million in product development and engineering.  Operating expenses would have been $0.4 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included share-based compensation of $226,000 and $318,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $351,000 and $583,000 in 2009 and 2008, respectively.

Network Integration Group.  Operating expenses for the nine months ended September 30, 2009 were $27.0 million, or 18% of revenues, compared to $32.9 million, or 20% of revenues, for the nine months ended September 30, 2008.  The decrease in operating expenses was due to reductions in selling, general and administrative expenses on a constant dollar basis at our French, Scandinavian and one of our Italian subsidiaries in response to decreases in revenue, and due to the impact of changes in foreign currency exchange rates.  Operating expenses would have been $4.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  The Network Integration group did not incur share-based compensation in cost of goods sold in either year.  Selling, general and administrative expenses included share-based compensation of $22,000 and $388,000 in 2009 and 2008, respectively.  The Network Integration group did not have share-based compensation in product development and engineering costs in either year.

Optical Components Group.  Operating expenses for the nine months ended September 30, 2009 were $26.7 million, or 17% of revenues, compared to $33.5 million, or 22% of revenues, for the nine months ended September 30, 2008.  The decrease was due to cost reduction efforts in response to the decline in revenues, and included a $4.5 million decrease in selling, general and administrative expenses, and a $2.2 million decrease in product development and engineering.  Operating expenses would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Product development and engineering expenses included share-based compensation of $119,000 and $691,000 in 2009 and 2008, respectively.  Selling, general and administrative expenses included share-based compensation of $342,000 and $640,000 in 2009 and 2008, respectively.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Nine months ended September 30:	2009	2008	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$(1,442)	$3,107	$(4,549)	(146)%	(145)%
Network Integration group	12,213	7,461	4,752	64	78
Optical Components group	(12,091)	(7,854)	(4,237)	54	54
All others	(1,066)	(1,358)	292	(22)	(22)
	(2,386)	1,356	(3,742)	(276)	(195)
Corporate unallocated and adjustments(1)	(10,558)	(12,324)	1,766	(14)	(14)
Total	$(12,944)	$(10,968)	$(1,976)	18%	8%

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

Consolidated operating loss was $12.9 million year to date in 2009, or 4% of revenues, an increase of 18% from the $11.0 million, or 3%, operating loss in the compable period in 2008.  The increase was primarily the result of negative gross profit in our Optical Components segment in the first quarter of 2009, which resulted in an increase in year to date operating loss of $4.2 million, and to an operating loss of $1.4 million in 2009 compared to operating income of $3.1 million in 2008 in our Network Equipment business.  These increased losses were partially offset by a decrease in corporate unallocated operating loss as a result of lower operating expenses, and a $4.8 million increase in operating income in out Network Integration segment.  Operating loss would have been $1.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating loss included segment and unallocated corporate share-based compensation expense of $1.6 million and $3.5 million year to date in 2009 and 2008, respectively.

Network Equipment Group.  Operating loss for the nine months ended September 30, 2009 was $1.4 million, compared to operating income of $3.1 million for the nine months ended September 30, 2008, a $4.5 million decline.  The decline was due to the $21.0 million decrease in revenues, partially offset by a decrease in operating expenses.  The effect of currency fluctuations did not have a significant impact on operating loss in 2009.  Operating loss included share-based compensation expense of $614,000 and $964,000 in 2009 and 2008, respectively.

Network Integration Group.  Operating income for the nine months ended September 30, 2009 was $12.2 million, compared to operating income of $7.5 million for the nine months ended September 30, 2008, an increase of $4.8 million.  The increase was the result of the $5.9 million reduction in operating expenses, partially offset by the decline in gross profit.  Operating income would have been $1.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.  Operating income included share-based compensation expense of $22,000 and $388,000 in 2009 and 2008, respectively.

Optical Components Group.  Operating loss for the nine months ended September 30, 2009 was $12.1 million, compared to an operating loss of $7.9 million for the nine months ended September 30, 2008.  The $4.2 million increase in operating loss was due to the $11.0 million decrease in gross profit, partially offset by the $6.8 million reduction in operating expenses.  The effect of currency fluctuations did not have a significant impact on operating loss in 2009.  Operating loss included share-based compensation expense of $573,000 and $1.5 million in 2009 and 2008, respectively.

Interest Expense and Other Income, Net

Interest expense was $2.4 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.  Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions.  Interest income declined to $0.5 million in 2009 from and $1.2 million in 2008 as a result of the decrease in underlying interest-bearing marketable securities.

Income Taxes

The provision for income taxes was $5.9 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively.  In 2009, pre-tax income increased in the jurisdictions where we incur tax expense, particularly in the Optical Components group where increased pre-tax income in the foreign locations led to a $2.5 million increase in tax expense and in the foreign subsidiaries comprising the Network Integration group where higher operating income, resulted in a $0.7 million increase in tax expense. Income tax expense fluctuates based on the amount of income or loss generated in the various jurisdictions where we recognize income taxes and are not recording or releasing a valuation allowance.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $67.9 million at September 30, 2009 compared to $68.0 million in cash and cash equivalents as of December 31, 2008.  The following table summarizes our cash position, which includes cash, cash equivalents, time deposits and short-term marketable securities, and short-term debt position (dollars in thousands):

	September 30, 2009	December 31, 2008

Cash
Cash and cash equivalents	$67,888	$67,950
Time deposits	14,025	1,335
Short-term marketable securities	8,598	12,295
	90,511	81,580
Debt
Short-term obligations (1)	77,979	32,893

Cash in excess of debt	$12,532	$48,687

Ratio of cash to debt (2)	1.2 : 1	2.5 : 1

(1) Includes current maturities of long-term obligations.

(2) Determined by dividing total cash by total debt.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	September 30, 2009	December 31, 2008

Current assets	$344,895	$323,083
Current liabilities	250,653	211,434
Working capital	$94,242	$111,649
Current ratio (1)	1.4 : 1	1.5 : 1

(1) Determined by dividing total current assets by total current liabilities.

Current assets increased $21.8 million primarily due to an increase of $14.5 million in accounts receivable, an increase of $12.7 million in time deposits, and an increase of $11.1 million in other current assets, partially offset by a decrease of $12.2 million in inventories and a decrease of $3.7 million in short-term marketable securities.  Fluctuations in current assets result from the timing of product shipments to customers, receipts of inventories and related payments to vendors, cash used in operations and the effects of changes in foreign currencies translation rates.

Current liabilities increased $39.2 million primarily due to a $45.1 million increase in short-term obligations and to a lesser extent increases in deferred revenue and other current liabilities, partially offset by an $8.9 million decrease in accounts payable and a $2.7 million decrease in accrued liabilities.  Fluctuations in current liabilities result from the timing of payments to vendors for inventory, settlement of accrued liabilities such as payroll related expenses, borrowings and repayments on our short-term obligations, changes in deferred revenue, payments of income tax liabilities and the effects of changes in foreign currency translation rates.

The increase in other current assets and short-term obligations includes $18.9 million as a result of the sale with recourse of commercial drafts from a major customer of our subsidiary Source Photonics.  This customer has historically settled its accounts receivable by issuing short term notes receivable.  In the past, Source Photonics would sell these notes to its bank without recourse, and after the sale would no longer carry the note as an asset.  More recently, this customer modified the type of note issued to Source Photonics, and due to this change, the local laws provide a subsequent holder with recourse to Source Photonics in the event that the customer does not pay the note when due.  When the Company sells notes receivable with recourse, the notes remain in other current assets, and an equivalent obligation is recorded in short-term obligations until the customer pays the new note holder of the note.

The increase in short-term obligations also includes a $12.3 million loan that is secured by a restricted deposit which is reflected in the corresponding increase in time deposits.  This loan was initiated by our Source Photonics subsidiary as part of their longer term financing plan in China.

Cash Flow

The following table summarizes certain cash flow data from our Consolidated Statements of Cash Flows (dollars in thousands):

Nine months ended September 30:	2009	2008

Net cash provided by (used in):
Operating activities	$(27,679)	$(6,689)
Investing activities	(4,559)	(5,769)
Financing activities	31,876	5,307
Effect of exchange rate changes on cash and cash equivalents	300	1,517
Net decrease in cash and cash equivalents	$(62)	$(5,634)

Cash Flows Related to Operating Activities.  Cash used in operating activities was the result of the $20.1 million net loss, adjusted for non-cash items such as depreciation and amortization and share-based compensation expense.  Increases in accounts receivable and inventories, and a decline in accounts payable negatively affected cash.  Cash used in operating activities for the prior period was the result of the $12.8 million net loss adjusted for non-cash items and changes in working capital.

Cash Flows Related to Investing Activities.  Cash used in investing activities for 2009 was primarily the result of investment purchases and capital expenditures partially offset by sales of short-term marketable securities.  As of September 30, 2009, we had no plans for major capital expenditures.  Cash flows used in investing activities for the prior period were primarily from capital expenditures.

Cash Flows Related to Financing Activities.  Cash provided by financing activities was primarily the result of net borrowings on short-term obligations in both 2009 and 2008.  The sale of commercial drafts with recourse discussed above is reflected as $18.9 million of cash used in operations and $18.9 million of cash provided by financing activities in 2009.  The proceeds from the $12.3 million loan discussed above is reflected as cash provided by financing activities and the related restricted cash deposit to collateralize the loan is reflected as cash used in financing activities.

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

Contractual Obligations

The following table summarizes contractual obligations as of September 30, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years

Short-term debt	$77,979	$77,979	$-	$-	$-
Operating leases	31,881	6,821	10,003	5,910	9,147
Deferred consideration payable	30,036	30,036	-	-	-
Purchase commitments with suppliers and contract manufacturers	5,602	5,483	119	-	-
Total contractual obligations	$145,498	$120,319	$10,122	$5,910	$9,147

Contractual obligations as of September 30, 2009 primarily consist of short-term obligations.  Historically, these obligations have been satisfied through cash generated from our operations or other sources and we expect that this trend will continue.  The deferred consideration payable obligation arose from the acquisition agreement for Fiberxon, a subsidiary of MRV acquired in July 2007.  MRV has filed a complaint against former stockholders, executives and directors of Fiberxon to recover acquisition costs and damages in excess of $31.5 million.

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

Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of September 30, 2009, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of September 30, 2009, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income.  In general, these currencies were weaker against the U.S. dollar for the nine months ended September 30, 2009 compared to the same period last year, so revenues and expenses in these countries translated into fewer dollars than they would have in 2008. For the nine months ending September 30, 2009, we had approximately:

• $109.1 million related to cost of goods and operating expenses settled in euros;

• $14.0 million related to cost of goods and operating expenses settled in Swedish kronor;

• $26.7 million related to cost of goods and operating expenses settled in Swiss francs; and

• $16.5 million related to cost of goods and operating expenses settled in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the year to date period in 2009, our costs would have increased approximately:

• $10.9 million related to cost of goods and operating expenses settled in euros;

• $1.4 million related to cost of goods and operating expenses settled in Swedish kronor;

• $2.7 million related to cost of goods and operating expenses settled in Swiss francs; and

• $1.7 million related to cost of goods and operating expenses settled in Taiwan dollars.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	September 30, 2009	December 31, 2008

U.S. dollars	$ 41,583	$ 49,540
Euros	10,503	8,550
Swiss francs	4,231	2,319
Swedish kronor	699	809
Norwegian kroner	396	913
Taiwan dollars	24	1,121
Chinese renminbi	9,759	2,559
Israeli new shekels	58	671
Other	635	1,468
Total cash and cash equivalents	$ 67,888	$ 67,950

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.           Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2008 Form 10-K.  There have been no material changes in the Risk Factors as previously disclosed in our 2008 Form 10-K with the exception that our accounts receivable and trade notes receivable with a single customer have surpassed 10% in 2009.  Please refer to Note 4, “Credit Risk” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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