Form 10-K
period 2009-12-31
MRV COMMUNICATIONS INC
filed 2010-03-16
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from t o

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

          Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes ☐    No ☒

          Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark, whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing price of a share of the registrant's Common Stock on June 30, 2009 as reported on the Pink Sheets was $68,770,000. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 10, 2010 — 157,634,909.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MRV Communications, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2009

FORWARD LOOKING STATEMENTS AND FACTORS THAT MIGHT AFFECT FUTURE RESULTS

        This Annual Report on Form 10-K for the year ended December 31, 2009 ("Form 10-K"), contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as "expects," "anticipates," "intends," "potential," "estimates," "believes," "should," "will," "would" and words of similar import.

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

        In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by MRV or any other person that the objectives or plans of the Company will be achieved or that any of MRV's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in Item 1A "Risk Factors" of this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-K. MRV undertakes no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents MRV files from time to time with the Securities and Exchange Commission ("SEC"), and the cautionary statements contained in our press releases when we provide forward-looking information.

        Except where the context otherwise requires, for purposes of this Form 10-K, "we," "us," and "our," refer to MRV Communications, Inc. and its consolidated subsidiaries; and "shares" refers to our Common Stock, $0.0017 par value.

PART I

Item 1.    Business.

Company Background

        MRV is a global supplier of communications solutions to telecommunications service providers, enterprises and governments throughout the world. Our products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. MRV conducts its business along three principal segments: the Network Equipment group, the Network Integration group, and the Optical Components group.

        The Network Equipment group designs, develops and manufactures communications infrastructure solutions that enable the access, transport, aggregation and management of all types of communications traffic for fixed-line and mobile communications networks. Our solutions are purchased by telecommunications service providers, mobile communications service providers, cable service providers, enterprises and governments worldwide. These solutions include switches, routers, physical layer products and console management products. Through a wholly-owned subsidiary headquartered in Switzerland, we also design, develop and sell specialized networking products for aerospace and defense applications.

        The Network Integration group operates through four subsidiaries in France, Italy, Switzerland and Scandinavia. A fifth subsidiary, EDSLan, S.p.A., was part of the Network Integration group until the business was sold in January 2010. Collectively, we service international and regional telecommunications service providers, large enterprises, and government institutions. The Network Integration group provides network system architecture and integration services, and procurement and distribution services for products that are manufactured by MRV's Network Equipment group as well as products developed and manufactured by third-party vendors.

        The Optical Components group is substantially composed of our subsidiary Source Photonics, Inc, and it designs, manufactures and sells optical components and subassemblies used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications, and other optical components, modules and subsystems. Source Photonics is the leading provider of optical subsystems used in Fiber-to-the-Premises ("FTTP") and Fiber-to-the-Home ("FTTH") deployments which many telecommunications service providers are using to deliver video, voice and data services. In July 2007, we completed the acquisition of Fiberxon, Inc., a People's Republic of China ("PRC") -based supplier of transceivers for applications in metropolitan networks, access networks and PONs. Fiberxon's results of operations are included in the Consolidated Financial Statements beginning July 1, 2007, and the acquired entity has been fully integrated into Source Photonics.

        MRV was organized in July 1988 as MRV Technologies, Inc., a California corporation. In April 1992, MRV reincorporated in Delaware and changed the company name to MRV Communications, Inc.

Industry Background

        Telecommunications networks are evolving to support the demand for mobile and high-bandwidth applications such as mobile video services, Internet Protocol video services, or IP-video, peer-to-peer networking, and content-rich, transactional websites. The growth in these applications and services is driving the need for additional bandwidth capacity in many portions of the world's networks. To meet this demand, our customers are upgrading their networks with new optical communications systems and products to increase capacity and increase efficiency with an increased focus on lower total cost of transport.

        Our products and services address the Carrier Ethernet and wavelength division multiplexing, or WDM, Optical Transport markets, which could provide new opportunities for growth as businesses migrate to Ethernet from legacy technologies such as frame relay, and Digital Subscriber Line, or DSL. Ethernet is the predominant technology in Local Area Networks, or LANs. Metro Ethernet refers to a network based on the Ethernet standard which covers a metropolitan area and is a common way for telecommunications service providers to connect subscribers and businesses to the Internet. Ethernet networks are deployed by telecommunications service providers because of the lower cost of ownership and the ability to offer high bandwidth with solid reliability. We are building upon over 20 years of optical innovation and 10 years of experience in carrier-class Metro Ethernet as we participate in the next phase of Ethernet services growth.

        We believe the long-term growth of Metro Ethernet and the demand for our optical products will be fueled by the ever-increasing demand for more bandwidth capacity and higher connection speeds. We also believe that growth will occur as telecommunication service providers strive to increase the efficiency and performance of their networks while reducing overall costs. There are several factors driving this growth:

  •
  High bandwidth applications running over service provider networks require greater network capacity.

  •
  Residential consumers are increasingly using data intensive applications such as interactive gaming, IPTV, video on demand, video downloads, social networking, and user-generated content such as peer-to-peer file sharing.

  •
  Business demand is growing due to the increase in applications and data shared across the enterprise, content-rich websites, the growing adoption of software-as-a-service, and IP-based voice and video communications such as video conferencing and Voice over IP, or VoIP services.

  •
  Mobile communications continue to grow, while smart phones and other handheld devices are becoming more advanced with bandwidth-intensive applications.

        On February 5, 2010, market research firm ComScore, Inc. reported that a record 33.2 billion videos were viewed online in the United States during the month of December 2009, compared to 14.3 billion videos viewed in December 2008, an increase exceeding 130 percent year over year. ComScore also noted that over 86 percent of the U.S. audience viewed online video. In a June 2009 report, the Cisco Visual Networking Index projects that IP traffic will increase at a combined annual growth rate of 40 percent from 2008 to 2013. In order to keep up with increased traffic and video demand, service providers will have to continue to improve and expand their Carrier Ethernet network infrastructures. In a September 28, 2009 report, Infonetics Research, Inc. forecasts global Carrier Ethernet Equipment manufacturer revenue to grow from $19 billion in 2008 to over $34 billion in 2013.

        Traditional telecommunications service providers continue to generate the majority of their revenue from selling traditional voice communications services to consumers and businesses although their revenues may be declining due to competition. Telecommunications service providers are trying to offset any declines in voice revenues by increasing the number of services offered through their networks, such as video applications and other bandwidth intensive data applications. Cable multiple system operators utilizing hybrid fiber coaxial networks offer voice and data services as competitive alternatives to telecommunications service providers' offerings. Emerging carriers, both regional and those trying to build a national footprint, are offering advanced services based on new and more advanced network infrastructures than the telecommunications service providers' networks.

        To offer new services, telecommunications service providers are investing in increasing the capacity and functionality of their access and metro networks. They are building high-capacity optical networks closer to consumers' homes and business customers to increase the bandwidth capacity between the service provider's central office and individual consumers. These access networks have the ability to deliver a range of advanced services, such as on-demand high-definition video services, and high-bandwidth Internet services.

        In addition to investing in access networks, telecommunications service providers need to increase the data capacity of their metro networks and enhance the intelligence, flexibility and efficiency of their networks. As a result, they are investing in optical transport to maximize network utilization as user needs and service offerings change over time. According to Heavy Reading, a market research firm, sales of wavelength division multiplexing, or WDM, modules are expected to grow from $2.5 billion in 2007 to $3.8 billion in 2013. WDM uses multiple optical wavelength channels on the same fiber to offer increased data capacity. The WDM multi-channel architecture supports the flexibility to manage, upgrade, and enhance the network on a per-channel basis as requirements change.

        Generally, weaker economic conditions worldwide resulted in reduced demand throughout 2009. The downturn in global markets has affected our revenues and operating results, particularly in the Network Equipment group. In general, our customers took a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments and lengthening sales cycles. Despite the downturn, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. We believe in our long-term market opportunities, but we are uncertain how long the downturn in economic conditions will continue, or if any recovery will be more than temporary, and how our customers will interpret and react to market conditions. Although 2009 was a challenging year for the industry and our markets, we believe that the end markets are strong and will recover as general global economic conditions stabilize.

Markets Served

        MRV primarily serves the following markets:

Telecommunications Service Providers.

        Our telecommunications service provider customer base includes international, national and regional telecommunications carriers, both wireline and wireless. Telecommunications service providers are under increasing competitive pressure, primarily from emerging competitors that offer similar services at competitive prices. Our products and services enable both established and emerging telecommunications service providers to transition their existing network infrastructures to deliver a broader mix of higher bandwidth services to consumers and enterprises. We provide products that enable telecommunications service providers to support consumer demand for video delivery, broadband data and video and wireless broadband services. We also offer optical components and subassemblies that allow telecommunications service providers to provide FTTH and FTTP services. Our optical components enable telecommunications providers, both domestic and international, to offer "triple-play" services including voice, video and ultra-high speed Internet access to their end customers.

Cable Operators/Multiple System Operators.

        Our customers include leading cable and multiple system operators in the United States and internationally. These customers rely upon us for a wide range of products including carrier-grade, optical Ethernet transport and switching equipment. Our networking products allow our cable operator customers to integrate voice, video and data applications over a converged IP infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, VoIP, video on demand, broadband data services and services for enterprises.

Network Equipment Manufacturers.

        Our network equipment manufacturer customers incorporate our optical component products into systems that they will sell to their customers. Their customers consist of telecommunications service providers and large enterprises that deploy their systems on a large-scale basis.

Enterprise.

        Our enterprise customers include small to large commercial organizations from every industry with information technology ("IT") requirements, including end users in the healthcare, financial, retail, industrial and technology industries, as well as schools and universities. We offer equipment and services focused on key enterprise applications including data center connectivity, local area network consolidation, and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using private fiber infrastructure or external service provider networks. We also enable our enterprise customers to meet increasing demand for high availability, globalization, and the spread of IT to distributed branches, by preventing unexpected downtime and improving the safety, security and availability of their IT infrastructure.

Government.

        Our government customers include federal, state and local agencies in the United States and internationally. Our customers include domestic and international defense agencies, public administrations and municipalities. In addition, we offer networking products specifically designed for aerospace and defense networks, which enable these customers to apply real-time data acquisition and allow high-speed transaction processing for flight test validation and simulation systems. These products allow these customers to provide in-flight parameter recording systems in military and commercial aircrafts.

        One Optical Components group customer, Huawei Technologies Co., Ltd., generated $43.1 million revenues, or 10% of total revenues for the year ended December 31, 2009. No single customer accounted for 10% or more of total revenues for the year ended December 31, 2008. As of December 31, 2009, amounts due from each of Huawei and Telecom Italia S.p.A., a Network Integration group customer, exceeded 10% of gross accounts receivables, and accounted for 26% of gross trade receivables on a combined basis. No single customer exceeded 10% of gross accounts receivables at December 31, 2008.

Products and Services

        We provide integrated secure network equipment and services connecting analog and digital data, voice, and video within buildings and across private networks located in multiple buildings such as college and corporate environments, and in metropolitan and regional areas. Our products and services include:

  •
  Optical transport products;

  •
  Metro Ethernet products;

  •
  Out-of-band networking products;

  •
  Fiber optic components and subsystems; and

  •
  Networking integration and services.

Optical Transport Products.

        The LambdaDriver™ and Fiber Driver™ product families include PON subsystems and optical transceivers utilized in the enterprise, access and metropolitan segments of telecommunications networks, as well as other optical components, modules and subsystems. Optical transport networks enable high-bandwidth video, voice and data services by providing efficient fiber optimization, redundancy, distance extension, media conversion and security. Optical transport refers to the transmission of data signals as light pulses, driven by either a laser or light emitting diode, through a fiber optic cable. One of the more common techniques utilized for fiber optimization is WDM, in which each signal or channel is carried over a different wavelength. Each wavelength is multiplexed and passed through a single optical fiber to the receiving end, where the signals are then separated by wavelength.

        The LambdaDriver product family consists of multifunctional, compact and modular WDM systems designed for campus, metropolitan and regional fiber optic networks. The LambdaDriver Series has the ability to carry over 160 wavelengths to distances of hundreds of miles in different network topologies such as ring, star, point-to-point, add / drop configurations and mesh networks. The systems use a modular architecture comprised of three different chassis: LD 400, LD 800 and LD 1600, and a variety of plug-in modules supporting multiple data, voice and video protocols, up to speeds of 10Gbps per channel. The advantage of a modular architecture is that product engineering efforts can be leveraged over hundreds of possible configurations to create additional functionality and meet customers' specific needs.

        The Fiber Driver Series provides a full range of solutions for media conversion from copper to fiber, signal restoration, signal boosting and fiber optimization, including WDM capabilities. The Fiber Driver Series includes over a hundred modules providing a managed fiber infrastructure for virtually every protocol used in networking today. Like the LambdaDriver series, the Fiber Driver product line consists of a modular architecture comprising multiple chassis, from a single slot up to 16 slots, with plug-in modules and several management options.

Metro Ethernet Products.

        Today's telecommunication networks continue to evolve to support growing network traffic arising from the demand for high-bandwidth applications such as IP-video, streaming video, VoIP, peer-to-peer networking, and content-rich websites. To meet the demand for additional capacity, telecommunication service providers are upgrading their networks with new optical and Metro Ethernet communication systems. Our Metro Ethernet product line enables telecommunication service providers to upgrade their infrastructure and provide high-bandwidth video, voice and data services at a reasonable cost. The OptiSwitch® product line provides network access, transport and aggregation from the end user customer to the provider's point-of-presence and further upstream, towards the core of the network. The OptiSwitch is also used in wireless backhaul applications to connect cell towers to the service providers. By providing reliable, high-bandwidth connectivity with end-to-end traffic management, the OptiSwitch family enables premium revenue generation services. The OptiSwitch product family consists of two main lines — the OptiSwitch 900 series and the OptiSwitch 9000 series.

  •
  Carriers place the OptiSwitch 900 at the point at which their network connects to the customer's network, or demarcation point of their Ethernet network, to enable traffic management and end-to-end control.

  •
  The OptiSwitch 9000 series is a carrier-class Ethernet IP optical switch for Metro Ethernet aggregation services that supports Multiprotocol Label Switching ("MPLS"), a high-speed switching technology. The OptiSwitch 9000 offers a wide range of aggregation models with optical modularity, including built-in WDM capability. The OptiSwitch 9000 enables a full suite of carrier-grade Ethernet services quality secure end-to-end operation, administration, and maintenance support. Both OptiSwitch 900 and 9000 series are fully interoperable with other leading network equipment vendors and are certified to key industry standards such as the Metro Ethernet Forum, the Internet Engineering Task Force and the International Telecommunications Union ("ITU").

Out-of-Band Networking Products.

        Our out-of-band-network products provide secure, remote service port access, remote power management and environmental monitoring to devices in networks and in networks infrastructure, such as data centers and test labs. Secure, remote access nearly eliminates the need for physical presence to correct problems or manage everyday operations. Normally, a network device such as a server is connected and managed through switches and routers in an organization's production network. But when the server becomes disconnected due to an error, it frequently requires physical presence to restore it to normal operation. This can be eliminated by using an out-of-band-network to remotely power cycle the server and manage it back into the production network. Access to the out-of-band-network itself can be through the production network or through a separate modem. Using an out-of-band-network can cut costs, increase security, lower risks and increase service levels. MRV offers the following out-of-band-network solutions:

  •
  Console servers. Our LX series of secure console servers provides secure serial port access from 1 to 48 ports with rich graphical interface, automated event notification and industry standard command line interface. The LX series is certified to the highest U.S. and Canadian government security and encryption standard, the Federal Information Processing Standard ("FIPS") 140-2.

  •
  Power management. The 5250 / 4800 power control series provides remote power management, usage monitoring, and automated trigger action.

  •
  Sensor networking. 7204 / 7304 sensor managers extend the LX product series to allow the console servers to support up to 128 sensor points that connect through both analog input or dry contact input. Our out-of-band networking products include Network Equipment Building Standards ("NEBS")-compliant and certified console/terminal servers, power control devices, programmable digital patch panels, sensor networking, FIPS 140-2 security, features to address heightened requirements for physical security, and safety and graphical user interface to simplify management of the out-of-band network equipment and connected devices.

Fiber Optic Components and Subsystems.

        The Optical Components group, which consists primarily of our wholly-owned subsidiary Source Photonics, manufactures optical communication products used in telecommunication systems and data communication networks. We design, manufacture and sell a broad portfolio of optical communication products, including PON subsystems, optical transceivers used in enterprise, access and metropolitan markets, as well as other optical components, modules and subsystems. Our products work across a variety of networking environments with a wide range of bandwidth and reach specifications.

        The Optical Components products are grouped into PON Solutions and Metro and Access Transceivers. We are one of the largest global providers of optical components and subsystem products used in FTTP PONs to deliver advanced broadband video, voice and data services to service providers' customer premises. A PON subsystem is based on a single head-end optical line terminal at the central office of a telecommunication service provider. Optical line terminals transmit and receive information to and from multiple customer-side optical network terminals sharing the same fiber optic PON. Our PON solutions are subsystems which perform core transmit and receive functions for the overall optical line terminal and optical network terminals systems.

        There are three primary standards for PON subsystems developed by the ITU and the Institute of Electrical and Electronics Engineers, or IEEE, in conjunction with service providers and vendors of optical communication systems. We offer products which address all three of these standards:

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

  •
  EPON. Ethernet PON, or EPON, is an alternative standard for deploying PON. It is based on standards adopted by the IEEE 802.3 working group that develops standards for Ethernet-based networks. Several service providers, particularly in Asia, have decided to use EPON rather than BPON or GPON as the basis for their networks. We believe that technology and products developed by Source Photonics have secured us a position among the market leaders in the EPON market.

        We offer a broad range of Metro and Access Transceivers used in both telecommunication systems and data communication networks. The product line covers the requirements of key industry standards, such as SONET, Ethernet, and Fibre Channel. We also offer products for specific market segments or customer-specific requirements. Our product line includes coarse wavelength division multiplexing ("CWDM") and dense wavelength division multiplexing ("DWDM") interfaces, primarily in pluggable versions. The pluggable versions offer benefits to system vendors and service providers by providing inventory management and ease of configurability in an efficient and timely manner. These benefits are particularly significant for DWDM interfaces and contribute to the general market trend towards pluggable interfaces.

        With the introduction of 10 gigabit small form-factor pluggable, or XFP, and small form-factor pluggable plus, or SFP+ products, MRV addresses the 10 gigabit per second market segment. We believe that system manufacturers and service providers increasingly will adopt these pluggable form factors in their optical systems. We are investing heavily in development of next-generation XFP products and we expect to introduce several additional XFP-based products over the next few years. The SFP+ form factor is targeted for another 10 gigabit per second product segment, and is expected to find wide use in enterprise and data communication networks. It is smaller than the XFP form factor, allowing for higher port density. We have introduced first-generation short-reach products in this form factor and are developing additional interfaces to cover all the anticipated market requirements for our SFP+ product line.

        Also included in the product line is a broad range of single-fiber transceivers. Applications include Enterprise networks and Active Ethernet FTTH deployments. The market for single-fiber point-to-point transceivers is expected to experience substantial growth over the next several years. The growth is anticipated in both FTTx applications as well as in enterprise and access networks.

        We are continuing to develop innovative transceiver products and are focusing significant effort in developing our 10 gigabit pluggable portfolio including the XFP and SFP+ products. SFP+ products offer the same throughput as an XFP module, but are approximately half the size and consume approximately one-third of the power. In addition, our product line offers solutions for a variety of SONET, Ethernet and Fibre Channel applications. These broad product offerings allow us to satisfy a wide array of customer demands, which is increasingly important as our customers attempt to reduce the number of suppliers with which they directly work.

Network Integration and Services.

        Our products perform critical networking tasks and are typically used in conjunction with network equipment manufactured by other vendors. We believe that pre- and post-sales services help reduce cost of ownership, support business goals and promote customer loyalty. Accordingly, we provide a broad range of service offerings including pre-sale network design, consultation, site-surveys, on-site installation, and network integration. Post-sales support includes in-warranty as well as out-of-warranty repair and on-site maintenance. Our services include a choice of technical support services including around-the-clock response. In certain European countries, we provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by us.

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

Worldwide Sales and Marketing

        As of December 31, 2009, our worldwide sales and marketing organization consisted of 281 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries involved in the sales and distribution of our products, providing system installation, technical support, and follow-up services to end users of our products. Through the field sales offices, we sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. Outside the United States, we conduct operations in: Argentina, Australia, Belgium, Canada, PRC, Finland, France, Germany, Hungary, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom.

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

        Our competitors in networking products, switches and routers include: ADVA Optical Networks, Alcatel-Lucent, Allied Telesis Holdings KK, Brocade Communications Systems, Ciena Corporation, Cisco Systems, Inc., Extreme Networks, Huawei Technologies Inc., Nortel Networks and Raritan, Inc. Our competitors in fiber optic components include: Avago Technologies Limited, Delta Electronics, Inc., EMCORE Corporation, ExceLight Communications, Inc., Finisar Corporation, JDS Uniphase Corporation, Ligent Photonics, Inc., NEC Corporation, NeoPhotonics Corporation, Nokia Siemens Networks, Oplink Communications, Inc., Opnext Inc. and Wuhan Telecommunication Devices Co., Ltd. Our main competitor in the out-of-band networking business is Avocent Corporation. Among the competitors for the console servers business are Digi International, Lantronix, Inc. and Cisco Systems, Inc. Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.

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

        The following table summarizes product development and engineering expenses by our principal segments and in total (in thousands):

For the year ended December 31:	2009	2008	2007
Network Equipment group (1)	$21,370	$21,089	$19,778
Network Integration group	—	—	—
Optical Components group (2)	14,089	15,967	12,113
All others	1,196	1,371	1,169
Corporate unallocated (3)	80	319	327

Total	$36,735	$38,746	$33,387

(1)
Includes share-based compensation expense of $298,000 in 2009, $400,000 in 2008, and $537,000 in 2007.

(2)
Includes share-based compensation expense of $160,000 in 2009, $843,000 in 2008, and $728,000 in 2007.

(3)
Includes share-based compensation expense of $37,000 in 2009, $61,000 in 2008, and $51,000 in 2007.

        Financial information for each of the three principal segments for revenues from external customers, measures of profit or loss and total assets, and breakdown by geographic regions are included in Items 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and 8 "Financial Statements and Supplemental Data" of this Form 10-K.

Manufacturing and Components

        We outsource our board-level assembly and on some occasions, complete turnkey production, to independent contract manufacturers for our networking products, which include switches and routers, remote device management products and networking physical infrastructure equipment. We believe outsourcing allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. Our in-house manufacturing operations for networking products primarily perform the functions of materials management, quality assurance, as well as inspection and final testing. Our manufacturing processes and procedures are generally ISO 9001 certified and so are those of our electronic manufacturing service providers, however, we have decreased our reliance on these contract manufacturers significantly.

        Our Optical Components group has invested significantly in a low-cost, vertically-integrated manufacturing model, which we believe provides us an important competitive advantage. Beginning in late 2008, we began consolidating in-house manufacturing into new manufacturing facilities in Chengdu, PRC, along with bringing a significant portion of third party contract manufacturing services in-house. We have two primary in-house manufacturing locations: Chengdu, PRC, and Hsinchu, Taiwan. Our facility in Hsinchu, Taiwan is primarily used for manufacturing optical laser and receiver chips and assemblies. Our Chengdu facilities integrate optical subassemblies with advanced electronics, and test optical transceivers. For each of these in-house facilities we have parallel contract manufacturers in PRC manufacturing such products on our behalf.

        For our transceiver products, we control the manufacturing technology, equipment and processes that we and our contract manufacturers use to build the products. Our design process seeks to optimize our products for high volume manufacturability, cost, performance and reliability. A significant amount of our research and product development expense is dedicated to development of our manufacturing infrastructure to enable us to handle increasingly complex products in a high volume environment. We utilize advanced planning techniques across our extended global supply chain to optimize material purchases as well as factory resource utilization both at our in-house facilities and at our contract manufacturer facilities. The consolidation of our manufacturing operations is intended to reduce cost, to simplify operations and supply chain management, and to ensure optimum utilization of the extended engineering team.

        We utilize a wide variety of components, supplies and products which we source from a substantial number of vendors around the world, but the number of suppliers that make a certain component or are qualified by any particular customer is often limited. Our customers generally restrict our ability to change the component parts in our modules without their approval, which for less critical components may require as little as a specification comparison. For more critical components, such as lasers, photo detectors, and key integrated circuits, we may be required to repeat the entire qualification process. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. Thus, although we seek to locate alternative sources as the need arises, when we have only a sole source or limited number of suppliers for a key component, any disruption in that supplier's ability to deliver such components can create costly delays in the manufacturing process.

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

Employees

        As of December 31, 2009, MRV employed 3,756 full-time employees. Of these employees, 2,794 were in manufacturing, 413 in product development and engineering, and 549 in sales, marketing and general administration. Of these employees, 3,472 work in locations outside the United States. In addition, there were 86 employees in EDSLan, our Italian Network Integration subsidiary which was sold in January 2010, and is presented in discontinued operations in the financial statements set forth in Item 8 "Financial Statements and Supplemental Data" of this Form 10-K. None of our employees are represented by a union or governed by a collective bargaining agreement, except for employees in a Chinese subsidiary of Source Photonics. Employees of the Source Photonics' subsidiary participate in collective agreements with their trade unions. The collective agreements usually set out the minimum standard for wages, working hours and other benefits of these workers.

        We believe our employee relationships are satisfactory. We believe that our long-term success depends in part on our continued ability to recruit and retain qualified personnel. The risks associated with dependence on qualified personnel are more fully discussed under the heading "The loss of key management could negatively affect our business" in the "Risk Factors" section contained in Item 1A of this Form 10-K.

Internet Access to Our Financial Documents

        We maintain a website at www.mrv.com. We make available, free of charge, either by direct access or a link to the SEC website, reports that we electronically file with or furnish to the SEC. We make the reports available on our website as soon as reasonably practicable after filing or furnishing such reports to the SEC. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q,

Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on a real time basis directly through the SEC's website at www.sec.gov.

Item 1A.    Risk Factors.

        The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected and the trading price of our Common Stock could decline.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the communications and optical components industries.

        We operate in the communications and optical component industries. These industries are cyclical and subject to rapid change and evolving industry standards. From time to time, these industries and the markets in which we operate have experienced significant downturns, such as the most recent global downturn. These downturns are characterized by decreases in product demand, excess customer inventories, accelerated erosion of prices, and may be interspersed with or followed by significant and temporary increased demand in products. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations, and may cause difficulty in predicting demand and short-term production needs. In addition, during these downturns some competitors become more aggressive in their pricing practices, which may adversely impact our product gross margins. Any downturns in the communications and optical component industries may be severe and prolonged or intermittent, and any failure of these industries or the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The communications and optical component industries also periodically experience increased demand and production capacity constraints, which may affect our ability to ship products in a timely manner and may cause delivery time penalties. Accordingly, our operating results may vary significantly as a result of the general conditions in the communications and optical component industries, which could cause large fluctuations in our stock price.

        Many other factors have the potential to significantly impact our business, such as concerns about inflation and deflation, deterioration in credit availability due to the recent financial crisis, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts. Historically, our business does not come from the end-customer directly, and we have experienced growth patterns that are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of our customers' growth followed by periods of under-shipment before the volatility abates as our customers adjust their inventory levels. Given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the communications or optical component industries or in the markets in which we operate. If the economy or markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.

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

  •
  general economic conditions; and

  •
  changes in conditions specific to our business segments.

        Moreover, the volume and timing of orders we receive during a quarter are difficult to forecast. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. We may also expend significant management effort, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Further, our customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below these forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us even after acceptance of orders. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered reasonably assured. Our expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, our operating results could be materially adversely affected.

        We expect revenue and gross margins generally and for specific products to continue to fluctuate from quarter to quarter and year to year, and it is possible that, in future periods, our results of operations will be below the expectations of public market analysts and investors. This failure to meet expectations could cause the trading price of our Common Stock to decline. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could, by association, cause our stock price to decline.

Competition, especially in the networking equipment and optical components markets, is ever increasing, which could reduce our revenue and gross margins or cause us to lose market share.

        The communications industry, especially in the networking equipment and optical component areas, is intensely competitive, and we must continually provide new products while dealing with increased price competition from low-cost producers in Asia. We compete directly with a number of established and emerging networking and optical components companies. Our direct competitors in networking products, switches and routers generally include: ADVA Optical Networks, Compagnie Financière Alcatel-Lucent, Allied Telesis Holdings KK, Brocade Communications Systems, Ciena Corporation, Cisco Systems, Inc., Extreme Networks, Huawei Technologies Inc. Nortel Networks Corporation and Raritan, Inc. Our competitors in fiber optic components include: Avago Technologies Limited, Delta Electronics, Inc., EMCORE Corporation, ExceLight Communications, Inc., Finisar Corporation, JDS Uniphase Corporation, Ligent Photonics, Inc., NEC Corporation, NeoPhotonics Corporation, Nokia Siemens Networks, Oplink Communications, Inc., Opnext, Inc., and Wuhan Telecommunication Devices Co., Ltd.

        Many of our competitors have significantly greater financial, technical, marketing, distribution, sales and customer support organizations and other resources and larger installed customer bases than we have. Our competitors continually introduce new competitive products, and may be able to devote greater resources to the development, promotion, sale and support of their products. Many of our larger competitors offer customers broader product lines, which provide a more comprehensive networking solution than we provide. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, several of our competitors have large market capitalizations, substantially larger cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines and give them a strategic advantage. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.

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

        During the years ended December 31, 2009 and 2008, research and development expenses accounted for eight percent of revenues. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  •
  changing product specifications and customer requirements;

  •
  difficulties in hiring and retaining necessary technical personnel;

  •
  difficulties in reallocating engineering resources and overcoming resource limitations;

  •
  difficulties with contract manufacturers;

  •
  changing market or competitive product requirements; and

  •
  unanticipated engineering complexities.

        The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver to customers products that are highly reliable, operate with their existing equipment, lower their costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business.

Our products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which may cause us to incur significant costs, divert our attention from product development efforts or damage our reputation and cause us to lose customers.

        Our products are complex and undergo internal quality testing and qualification as well as formal qualification by our customers. However, defects may be found from time to time. Our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, including among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty period has expired or for problems not covered by warranty in order to maintain customer relationships. Although we have limited by contract the types of damages customers may seek in conjunction with a warranty claim, we acquired a company called Fiberxon, Inc. in 2007, and it did not contractually limit its liabilities prior to its acquisition by us, and as a result we currently bear increased exposure to damages upon claims related to historical Fiberxon products. We believe that our warranty reserves adequately address our potential exposure to liability for warranty claims. Our warranty reserves are based on historical return rates, our average material costs incurred to repair items, including labor costs, and, with respect to the former Fiberxon entity, the lack of contractual limitations on such claims in some instances. The warranty reserves are evaluated and adjusted based on updated actual experience.

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

Although we were profitable on a consolidated basis in the fourth quarter of 2009, we have not achieved profitability on a consolidated basis for a full year since 2004 and may not achieve profitability in the future.

        Although we were profitable on a consolidated basis in the fourth quarter of 2009, we reported net losses for 2005 through 2009. We anticipate continuing to incur significant product development, sales and marketing and general and administrative expenses and, as a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in future fiscal quarters and years. In 2009, we incurred additional significant charges related to the investigation and restatement of our financial statements, as well as expenses related to a proxy contest for the 2009 election of directors. We may not be successful in our efforts to contain expense levels and increase revenue levels and we may not attain profitability on a sustained basis or at all.

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

        Further, if network service providers that purchase equipment or systems from our customers fail to qualify or delay qualifications of our customers' equipment or systems that contain our products, our business could be harmed. Qualification and field-testing of our customers' systems by network service providers is long and unpredictable. This process is not under our control, and, as a result, timing of our sales is unpredictable. Any unanticipated delay in qualification of one of our customers' network systems could result in the delay or cancellation of orders from our customers for components and systems included in the applicable network system and could harm our results of operations.

We do not have long-term volume purchase contracts with our customers, so our customers may increase, decrease, cancel or delay their purchasing levels at any time with minimal advance notice to us, which may significantly harm our business.

        Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products beyond firm purchase orders. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short- and long-term financial and operating goals. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels, some of our suppliers may need significant lead time. In the past, during periods of market downturns, certain of our largest customers canceled or delayed significant orders with us and with our competitors, which resulted in losses of sales and excess and obsolete inventory. Similarly, decreases or deferrals of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if they are not anticipated.

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

A few customers account for a substantial portion of our sales, increasing both our dependence on a few revenue sources and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

        One customer generated 10% of total revenues for the year ended December 31, 2009. Another customer generated 10% of total revenues for the year ended December 31, 2007. Both customers contributed to our Optical Components group revenues for the respective periods. No single customer accounted for 10% or more of total revenues for the year ended December 31, 2008. As of December 31, 2009, amounts due from each of two customers, one from each of our Optical Components and Network Integration groups, exceeded 10% of gross accounts receivables, and accounted for 26% of gross trade receivables on a combined basis. No single customer exceeded 10% of gross accounts receivables at December 31, 2008. While our financial performance benefited from substantial sales to these customers, because of the magnitude of sales to them, our results would suffer if we were to lose their business. Additionally, if that customer made a substantial reduction in orders, or if its significant customers switched OEMs to a company that were not our customer, our results of operations would suffer unless we were able to replace the customer or orders with one or more customers of comparable size.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

        As of December 31, 2009, MRV had federal, state and foreign net operating losses, or NOLs, of $228.6 million, $142.8 million and $96.7 million, respectively. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change

NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income, may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited.

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

There are a limited number of potential source suppliers for certain components, which makes us susceptible to supply shortages.

        We currently purchase several key components from single or limited sources. Moreover, we depend on the quality of the products supplied to us, over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. Sudden significant increases in demand for products which we purchase may cause delays in delivery of subcomponents, which may cause delay in delivery of our products. Larger competitors may be able to demand more rapid delivery of components parts in comparison to us. If we cannot supply products due to a lack of certain components or are unable to redesign products with other components in a timely manner, our business will be significantly harmed.

        In our fiber optic components business, customers generally restrict our ability to change the component parts in our modules without their approval. For less critical components, this may require as little as a specification comparison. For more critical components, such as lasers, photodetectors and key integrated circuits, this may result in repeating the entire qualification process. We depend on a limited number of suppliers for key components that we have qualified to use in the manufacture of certain of our products. Some of these components are available only from a sole source or have been qualified only from a single supplier. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. We have in the past had to change suppliers, which, in some instances, has resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

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

        Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts, and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and extensive customization. Capacity constraints, component shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes, or those of our third party contract manufacturers and component suppliers, have historically caused, and may in the future cause, significantly reduced manufacturing yields. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture such as lasers and photodetectors as a consequence of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and our business, operating results and financial condition could be materially adversely affected.

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

We face increased risks associated with the consolidation of our Taiwan and PRC manufacturing operations in a single location in Chengdu, PRC.

        Historically, we manufactured most of our products in Taiwan, with some reliance on contract manufacturers in PRC as well. With the 2007 acquisition of Fiberxon, which manufactured its products principally in Chengdu, PRC, we began the process of consolidating our Taiwan and PRC manufacturing operations at that Chengdu location, and have substantially completed the consolidation. However, any delays in completion of the consolidation may increase our manufacturing costs and ability to increase our manufacturing capacity, causing us to lose potential business. In addition, we face increased risk of loss from any disruption of operations in Chengdu affecting our consolidated facility. Damage to our Chengdu manufacturing facility due to fire, contamination, natural disaster, power loss, unauthorized entry or other events could force us to cease manufacturing our products, resulting in loss of revenue and breached customer contracts. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may be unable to reallocate efficiently or replace our manufacturing capacity for an extended period of time, and our business, financial condition and results of operations would be materially and adversely affected.

        Although all of our manufacturing facilities each have a disaster recovery plan, we cannot assure you that efforts will proceed according to such plans or that the plans adequately address all potential risks and outcomes. In addition, if the governmental regulations and special incentives pursuant to which we have negotiated use of our facility in Chengdu change, the perceived benefits from such consolidation of our Taiwan and PRC manufacturing efforts in Chengdu may not be realized fully or at all.

Our business and future operating results may be adversely affected by events outside of our control. Our insurance coverage for natural disasters is limited.

        We use our facilities in Chatsworth, California for major product design and development and customer support, and we manufacture products at our facilities in Taiwan and PRC. The risk of earthquakes in Southern California and Taiwan is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994, September 1999 and August 2008, major earthquakes near Chatsworth and in Taiwan and Sichuan, PRC, respectively, affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facilities did not suffer material damage and our business was not materially disrupted by these earthquakes, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including wildfires and other fires, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities in Southern California, Taiwan and PRC subjects us to increased risk that a natural disaster could disrupt our operations.

        Although we believe our insurance coverage is adequate to address the variety of potential liabilities we face, our insurance coverage is subject to deductibles and coverage limits. Upon an occurrence of significant natural disaster, such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations could be significantly disrupted, delayed or prevented for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy, and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian or swine influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and result in adverse consequences to our business and results of operations.

Environmental regulations applicable to our manufacturing operations could limit our ability to expand or subject us to substantial costs. Compliance with current and future environmental regulations may be costly which could impact our future operating results.

        We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by foreign, local, state and federal law. We believe we are compliant in all material respects with applicable environmental regulations in the United States, Taiwan and PRC. However, any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities and we may need to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We cannot provide assurance that legal requirements will not be imposed on us that would require additional capital expenditures or the satisfaction of other requirements. If we fail to obtain required permits or otherwise fail to operate within current or future legal requirements, including those applicable to us in the United States, Taiwan and PRC, we may be required to pay substantial penalties, suspend our operations, or make costly changes to our manufacturing processes or facilities.

        In addition, we could face significant costs and liabilities in connection with legislation which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. This includes the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union and PRC. Many of our customers have adopted this approach and have required our full compliance. Even though we have devoted a significant amount of resources and effort planning and executing our compliance program and believe that we are in compliance with such legislation, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience loss of revenue, damaged reputation, diversion of resources, monetary penalties and legal action. Other environmental regulations may require us to re-engineer our products to utilize components that are more environmentally compatible. Such re-engineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

Our business and future operating results are subject to a wide range of uncertainties arising out of the international nature of our operations and facilities.

        International sales are a significant part of our business. The following table summarizes the percentage of total revenues from sales to customers outside the United States for the last three years:

	Years ended December 31,
	2009	2008	2007
Percentage of revenues from international sales	70%	63%	65%

        We have offices and facilities in, and conduct a significant portion of our operations in and from Israel, PRC and Taiwan. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:

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

  •
  tightening immigration controls that may adversely affect the residency status of our engineers and other key employees in our U.S. facilities who are not permanent residents of the United States, or our ability to hire new non-U.S. employees in our U.S. facilities;

  •
  increasing foreign environmental regulation or unforeseen environmental problems; and

  •
  personnel recruitment delays or the inability to obtain skilled technical, financial and management personnel needed in countries where we have facilities, such as PRC.

        Our business and operations are also subject to general geopolitical conditions, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil and changes in diplomatic or trade relationships. Economic conditions in several countries and markets outside the United States in which we have offices, personnel, facilities or sales represent significant risks to us. Instability in the Middle East, PRC or the European Union could have a negative impact on our sales and operations in these regions, and unstable conditions could have a material adverse effect on our business and results of operations. In addition to the effect of global economic instability on our operations or facilities on sales to customers outside the United States, sales to domestic customers could be negatively impacted by these conditions.

Our operating results are impacted by foreign exchange rates and interest rate fluctuations.

        The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, we have benefited from sales made in currencies other than the U.S. dollar because of the weakness of the U.S. dollar relative to the currencies in which these sales have been made, but recent trends in the strength of the U.S. dollar are indicating we will be incurring losses in the future. Further, fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. We are significantly exposed to foreign currency fluctuations between the Chinese renminbi and the U.S. dollar may affect our total revenue going forward and could significantly affect our Optical Components group operating results. Approximately 42% of combined revenues for the year ended December 31, 2009 were denominated in renminbi. Approximately 13% of total operating expenses for the same period were incurred in renminbi.

        We currently do not have any hedging or swap agreements in place. However, where possible, we attempt to denominate sales in countries in which we do business in the local currency, especially in PRC, which reduces foreign exchange rate exposure to some degree. We could incur losses from our lack of hedging activities in the future. In addition, inflation or fluctuations in currency exchange or interest rates in any of the countries that we do business could increase our operating expenses and thereby adversely affect our results of operations.

We face risks inherent in doing business in PRC.

        As our operations in PRC assume a larger and more important role in our business, the risks inherent in doing business in PRC will become more acute. Many of these risks specific to doing business in PRC are beyond our control, including:

  •
  difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

  •
  compliance with Chinese laws, including employment laws, such as the changes in the Chinese labor law restricting our ability to reduce our workforce in PRC as necessary, which could increase our manufacturing costs and those of the contract manufacturers we use in PRC;

  •
  difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

  •
  Restrictions and taxes related to the payment of dividends by our subsidiaries in PRC to us under Chinese law; and

  •
  Political or trade controversies between PRC and the United States.

        Any of these factors could harm our future revenues, gross margins and operations significantly. Moreover, the political tension between Taiwan and PRC that continues to exist could eventually lead to hostilities, or there may be regulatory issues with either the Taiwan or PRC as a result of our having operations or business interests in both countries.

Labor shortages or strikes in Southern PRC could adversely affect our gross margins or decrease revenues.

        Historically, there has been an abundance of labor in Southern PRC, but over the last few years, factories in Southern PRC, particularly in Shenzhen and to a lesser extent in Chengdu, where our manufacturing facilities are located, are to varying degrees facing a labor shortage as migrant workers and middle level management seek better wages and working conditions elsewhere. Further, some of our employees in Chengdu are represented by unions. This trend of labor shortages is expected to continue, fueled by the effects of the one-child policy imposed by the Chinese government and will likely result in increasing wages as companies seek to keep their existing work forces. Continuing labor shortages or strikes can be expected to adversely impact our future operating results by, for example, preventing us from manufacturing at peak capacity and forcing us to increase wages and benefits to attract the diminishing pool of available workers. This could result in lower revenue or increased manufacturing costs, which would adversely affect gross margins.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences. We could suffer losses from corrupt or fraudulent business practices.

        We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Prior to completion of the acquisition of Fiberxon, its management and employees were not subject to the FCPA. In the past, there have been instances of corruption, extortion, bribery, pay-offs, theft and other fraudulent practices in PRC. We have implemented and maintained preventative measures, but cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If our cash flow deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. We may not be able to obtain capital when desired on favorable terms, if at all.

        We incurred net losses in each of the years ended December 31, 2009 and 2008, and our combined cash and short-term investments declined in 2008. As of December 31, 2009, our cash, cash equivalents, restricted time deposits, and marketable securities totaled $92.5 million, which was a $10.9 million, or 13 percent, increase since December 31, 2008. However, this increase was due to an increase of $41.6 million in short-term debt over the prior year, and our short-term debt outstanding as of December 31, 2009 equaled $ 66.1 million.

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

        If we raise additional funds through the issuance of Common Stock or convertible securities, the percentage ownership of our stockholders could be significantly diluted. In addition, we restated our financial statements in 2008 and were delinquent in our annual and quarterly filings until the filing of this Form 10-K. This means that we will not be able to register securities in the next 12 months pursuant to a Form S-3 registration statement, and would need to use the more time-consuming and costly registration statement on Form S-1.

        If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow. We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures, could be significantly limited.

If we fail to protect our intellectual property, we may not be able to compete.

        We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot assure you that our pending patent and trademark applications will be approved, that any patents or trademarks that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Specifically in PRC there is a risk of poor enforcement of intellectual property rights. The validity, enforceability and scope of protection of intellectual property in PRC is uncertain and still evolving, and Chinese laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions. Policing unauthorized use of proprietary technology is difficult and expensive. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable competitors, especially in PRC, to benefit from our technologies without paying us any royalties. Any of this kind of litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.

We are involved in intellectual property disputes for the foreseeable future as part of doing business in the communications and optical components industries, which could divert management's attention, cause us to incur significant costs, and prevent us from selling or using the challenged technology.

        Participants in the communications and optical component markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. In addition, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. In January 2010, Finisar Corporation filed a complaint in the U.S. District Court for the Northern District of California against us and two other companies in our industry. In the complaint,

Finisar alleges infringement of certain of its U.S. patents arising from the manufacture and sale of our and the other defendants' optical transceiver products. Finisar seeks to recover unspecified damages, up to treble the amount of actual damages, together with attorneys' fees, interest and costs. We believe that we have meritorious defenses to the infringement allegations and intend to defend this lawsuit vigorously along with our co-defendants. However, there can be no assurance that we will be successful in our defense and, even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. The Finisar lawsuit, and any others that we may become party to, regardless of their success, are likely to be time-consuming and expensive to resolve and divert technical and management time and attention. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products, or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all.

We are involved in various class action securities and derivative litigation due to past stock option practices, and the related restatement of our prior financial results.

        In connection with our past stock option grant practices, we have been subjected to a number of ongoing stockholder lawsuits. In addition, a number of our current and former directors and officers were also named in the lawsuits. A description of the litigation is set forth in Item 3 "Legal Proceedings" of this Form 10-K. As a result of this litigation, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) private litigation relating to our restatement or option grant practices; (ii) indemnification obligations for our former and current directors, officers and employees related to the litigation; (iii) additional significant costs in effectuating on-going or additional remediation actions; and (iv) diversion of the time and attention of members of our management and our Board of Directors from the management of our business.

We are involved in other lawsuits and legal proceedings.

        We are involved in various lawsuits, disputes and claims, arising in the ordinary course of business. These suits or actions may raise complex factual and legal issues and are subject to uncertainties. Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits. Plaintiffs (or defendants who counterclaim) may seek unspecified damages or injunctive relief, or both. Although we carry product liability insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products. Adverse results to any lawsuits, disputes or claims may harm our business and have material adverse effects on our results of operations, liquidity or financial position, any or all of which could adversely affect our stock price.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

        We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as required for this Form 10-K, and have found no material weaknesses. However, we just recently completed a restatement of our financial statements, and in our Annual Report of Form 10-K for the year ended December 31, 2008, which we did not file until October 8, 2009, we had reported two material weaknesses for the year then ended, and another that had been remediated during 2008. If we fail to maintain the internal controls we have recently implemented or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose further confidence in our reported financial information, and there could be a material adverse effect on our stock price.

The loss of key management could negatively affect our business.

        Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depend, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the communications and optical components areas is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. We are dependent upon Noam Lotan, our Chief Executive Officer, and other executive officers and general managers of our various global business units. In many positions, we do not have succession plans, and the loss of the services of these officers could have a material adverse effect on our operations. We have maintained an employment agreement with Mr. Lotan in order to retain him, and we are the beneficiary of a key person life insurance policy in the amount of $1.0 million on his life. If we do not attract necessary team members to operate our business and provide for adequate retention and succession planning, our business could be materially adversely affected.

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

There is no assurance of an established public trading market for our Common Stock, which would adversely affect the ability of investors in our Company to sell their Common Stock in the public markets.

        Our Common Stock was suspended from trading on the NASDAQ Global Market on June 17, 2009, and was officially delisted on August 30, 2009. At present, the OTC "Pink Sheets" is the only public market where investors can trade our Common Stock. The Pink Sheets is an inter-dealer electronic quotation and trading system that provides significantly less liquidity and daily trading volume than a national securities exchange or automated quotation system. Quotes for stocks included in the Pink

Sheets are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, and the lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

Because this Form 10-K contains forward-looking statements, it may not prove to be accurate.

        This Form 10-K and other Company releases and filings with the SEC may contain forward-looking statements. We generally identify forward-looking statements using words like "believe," "intend," "expect," "may," "should," "plan," "project," "contemplate," "anticipate," "target," "estimate," "foresee," "goal," "likely," "will" or similar statements. Because these statements reflect our current views concerning future events, they involve risks, uncertainties and assumptions, including the risks and uncertainties identified in this report. Actual results may differ significantly from the results discussed in these forward-looking statements. We do not undertake to update any forward-looking statements or risk factors to reflect future events or circumstances.

Item 1B.    Unresolved Staff Comments.

        There are no unresolved written comments that were received from the SEC's staff 180 days or more before the end of the Company's fiscal year relating to our periodic or current reports filed under the Exchange Act.

Item 2.    Properties

        Our properties consist of leased and owned facilities for product development, manufacturing, sales, support, and administrative operations. Our Optical Components group conducts the majority of its manufacturing, operations through leased facilities located in PRC, and Taiwan. We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise, we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms subject to force majeure conditions. For additional information regarding obligations under operating leases, see Note 11 to the Consolidated Financial Statements located in Item 8 of this Form 10-K.

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

Stock Option Litigation

        On June 5, 2008, the Company announced that our Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon due to the Company's intention to restate its financial results from 2002 through 2008 to correct its accounting for option grants and other issues. The Board of Directors appointed a Special Committee of independent directors, along with independent legal counsel and outside accounting experts, to investigate the issues, and a restatement of the Company's financial statements was filed in its Annual Report on Form 10-K for the year ended December 31, 2008 on October 8, 2009.

        Between June 10, 2008 and August 15, 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a), of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in our press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. The plaintiffs in the securities class action lawsuits have tentatively agreed to a settlement of $10 million, which we expect to be covered by our director and officer insurance policies. The parties to the securities class action lawsuits are preparing a stipulation of settlement which they expect to submit to the court on or before March 19, 2010. The Company and plaintiffs in the federal and California state derivative lawsuits have attended two mediations but have not been successful in reaching a settlement of these claims. The Company has filed a motion to dismiss the federal derivative claims. This motion is fully briefed and set for a hearing in the District Court on March 15, 2010. The Company also plans to file a demurrer (e.g., motion to dismiss) in the California derivative lawsuit on or before March 22, 2010. There is no hearing date yet set for this anticipated motion.

Fiberxon Acquisition Litigation

        On March 25, 2009, we filed a complaint against former executives, directors and stockholders of Fiberxon, Inc., in the Superior Court of Los Angeles County, California seeking to recover damages in excess of the $31.5 million of potential deferred consideration to be paid in connection with our purchase of Fiberxon in July 2007. The complaint alleged breaches of representations and warranties, intentional misrepresentations, breaches of noncompetition agreements and tortious interference with employee contracts. As disclosed in our Current Report on Form 8-K filed with the SEC on December 24, 2009, we entered into a Settlement Agreement and Release (the "Settlement Agreement") on December 20, 2009, with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the Settlement Agreement, the Company has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled their pro rata portion of the $1.5 million settlement amount. Additionally, we agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, stockholders holding 67% of the former shares have elected to participate in this portion of the settlement.

        Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement, and have recently initiated litigation in Beijing, PRC. Another former stockholder is anticipated to join the litigation. The Company and certain related co-defendants have not yet been served with this complaint, however a review of its allegations indicates that it sets forth a claim for approximately $1.7 million which is these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation.

Finisar Corporation v. Source Photonics, Inc., et al.

        On January 5, 2010, Finisar Corporation filed a complaint against MRV, Source Photonics, Oplink Communications, Inc., and NeoPhotonics Corporation in the U.S. District Court for the Northern District of California alleging that each defendant's optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys' fees, costs and interest. The defendants have agreed to joint representation of counsel, and the defendants answered the complaint on March 12, 2010.

        The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 4.    Reserved.

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

        Our Common Stock was traded on the NASDAQ Global Market under the symbol "MRVC" until June 16, 2009. On June 17, 2009, we were suspended from trading on NASDAQ and officially delisted on August 30, 2009. MRV is currently trading on the OTC Pink Sheets. Over-the-counter quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low sales prices for the periods indicated:

	High	Low
Year Ended December 31, 2009
First quarter ending March 31	$0.80	$0.24
Second quarter ending June 30	$0.70	$0.31
Third quarter ending September 30	$1.00	$0.41
Fourth quarter ending December 31	$0.98	$0.65
Year Ended December 31, 2008
First quarter ending March 31	$2.35	$1.20
Second quarter ending June 30	$1.95	$1.13
Third quarter ending September 30	$1.53	$0.96
Fourth quarter ending December 31	$1.19	$0.21

        As of March 10, 2010, the closing price of our Common Stock was $1.11 per share, and there were approximately 2,674 stockholders of record.

No Dividends or Share Repurchases

        The payment of dividends on our Common Stock is within the discretion of our Board of Directors. We have not paid cash dividends on our Common Stock and the Board of Directors does not expect to declare cash dividends on the Common Stock in the foreseeable future.

        We did not repurchase any shares of our Common Stock in 2009.

Equity Compensation Plans

        The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option and warrant plans as of December 31, 2009.

Plan Category	Number of securities issuable upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,761,727	$2.22	10,724,915
Equity compensation plans not approved by security holders (2)	7,198,394	$3.12	—

Total (3)	12,960,121	$2.72	10,724,915

(1)
Includes shares underlying options granted or available for grant under the 2007 Omnibus Incentive Plan (the "Omnibus Plan") and one of its predecessors, the 1997 Incentive and Nonstatutory Stock Option Plan.

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

•
MRV Communications, Inc. 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc.; and

•
2003 Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (the "Consolidated Plan").

(3)
Excludes options to purchase shares that MRV assumed that are not pursuant to a plan when MRV acquired Fiberxon effective July 1, 2007. As of December 31, 2009, there were 550,903 excluded options with a weighted average exercise price of $1.44.

        In 2007, MRV's stockholders approved the Omnibus Plan to consolidate MRV's two outstanding equity compensation plans. The first plan was MRV's expiring 1997 Incentive and Nonstatutory Stock Option Plan, under which all employees, officers, directors and consultants were eligible to participate, and it was submitted to and approved by stockholders. The second plan was the Consolidated Plan, which consolidated all the other bulleted plans listed in footnote (2), and it was not submitted to or approved by stockholders as neither the NASDAQ qualification standards nor federal law or regulation required such approval at the time the Consolidated Plan was adopted.

        Upon adoption of the Omnibus Plan, no further shares were available for future grants of options or warrants under the 1997 Incentive and Nonstatutory Stock Option Plan and the plans set forth in the bulleted paragraphs above in footnote (2), including shares that became and become available as a consequence of the cancellation or forfeiture of outstanding options or warrants granted under such plans, and all such available shares were rolled into, and become available for, future grants of options and other awards under the Omnibus Plan.

Performance Graph

        The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2004, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MRV Communications, Inc., the NASDAQ Composite Index,
and The RDG SmallCap Technology Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	2004	2005	2006	2007	2008	2009
MRV Communications, Inc.	100.00	55.86	96.46	63.19	20.98	19.35
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
RDG SmallCap Technology	100.00	100.41	114.65	106.05	51.09	76.61

Item 6.    Selected Financial Data.

        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.

        The following selected balance sheet data as of December 31, 2009 and 2008 and selected statement of operations data for each of the three years in the period ended December 31, 2009, are derived from our audited financial statements included in Item 8 of this Form 10-K. The selected balance sheet data as of December 31, 2007, 2006 and 2005 and selected statement of operations data for the years ended December 31, 2006 and 2005 are derived from the financial statements contained in MRV's 2008 Annual Report on Form 10-K. On December 24, 2009, we entered into an agreement to divest our 90% ownership in EDSLan, an Italian subsidiary that was part of our Network Integration group. We have reclassified the historical financial results of EDSLan as discontinued operations as set forth in this Annual Report to reflect this reclassification. The historical results do not necessarily indicate results expected for any future period.

	Year ended December 31,
(in thousands, except per share amounts)	2009	2008	2007 (1)	2006	2005
Statements of Operations Data:
Revenues	$448,120	$466,821	$380,033	$296,701	$228,223
Cost of goods sold	322,306	331,753	267,367	198,455	151,242

Gross profit	125,814	135,068	112,666	98,246	76,981
Operating expenses:
Product development and engineering	36,735	38,746	33,387	28,369	25,964
Selling, general and administrative	99,622	116,595	90,901	77,571	63,403
Impairment of goodwill and other intangibles	—	100,250	—	52	—
Amortization of other intangibles	2,257	2,434	1,906	—	—

Total operating expenses	138,614	258,025	126,194	105,992	89,367
Operating loss	(12,800)	(122,957)	(13,528)	(7,746)	(12,386)
Other income (expense), net	22,252	786	(4,629)	2,175	(855)

Income (loss) from continuing operations before income taxes	9,452	(122,171)	(18,157)	(5,571)	(13,241)
Provision for income taxes	5,345	1,936	2,881	2,388	2,267

Income (loss) from continuing operations	4,107	(124,107)	(21,038)	(7,959)	(15,508)

Income (loss) from discontinued operations, net	(5,772)	1,002	1,519	805	1,412

Net loss	(1,665)	(123,105)	(19,519)	(7,154)	(14,096)
Less:
Net income (loss) attributable to noncontrolling interests, continuing operations	1,757	40	(531)	125	222
Net income attributable to noncontrolling interests, discontinued operations	47	59	106	104	121

Net loss attributable to MRV	$(3,469)	$(123,204)	$(19,094)	$(7,383)	$(14,439)

Net income (loss) from continuing operations attributable to MRV	$2,350	$(124,147)	$(20,507)	$(8,084)	$(15,730)
Net income (loss) from discontinued operations attributable to MRV	$(5,819)	$943	$1,413	$701	$1,291
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$(0.79)	$(0.15)	$(0.07)	$(0.15)
From discontinued operations	$(0.04)	$0.01	$0.01	$0.01	$0.01

Net loss attributable to MRV per share — basic (2)	$(0.02)	$(0.78)	$(0.14)	$(0.06)	$(0.14)

Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$(0.79)	$(0.15)	$(0.07)	$(0.15)
From discontinued operations	$(0.04)	$0.01	$0.01	$0.01	$0.01

Net loss attributable to MRV per share — diluted (2)	$(0.02)	$(0.78)	$(0.14)	$(0.06)	$(0.14)

Basic weighted average shares	157,547	157,323	140,104	120,902	104,350
Diluted weighted average shares	157,665	157,323	140,104	120,902	104,350

	December 31,
(in thousands)	2009	2008	2007	2006	2005
Selected Balance Sheet Data:
Cash and cash equivalents	$55,509	$67,931	$72,468	$91,654	$67,771
Working capital	119,440	111,648	130,243	168,328	96,551
Total assets	397,754	392,886	499,400	343,952	264,565
Total long-term liabilities	7,322	9,272	7,616	30,295	29,703
Additional paid-in capital	1,405,015	1,403,663	1,399,630	1,285,877	1,209,275
Accumulated deficit	(1,252,108)	(1,248,639)	(1,125,435)	(1,106,341)	(1,098,958)
Total stockholders' equity	174,005	171,811	294,716	191,705	117,600

(1)
The 2007 Statement of Operations includes the results of Fiberxon's operations from July 1, 2007.

(2)
Amounts may not add due to rounding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K. The following discussion and analysis is organized as follows:

  •
  Overview

  •
  Critical Accounting Policies

  •
  Currency Rate Fluctuations

  •
  Results of Operations

  •
  Recently Issued Accounting Standards

  •
  Liquidity and Capital Resources

  •
  Off Balance Sheet Arrangements

Overview

        MRV Communications is a global supplier of communications equipment and services to carriers, governments and enterprise customers, worldwide. We are also a supplier of optical components, primarily through our wholly-owned subsidiary Source Photonics. We conduct our business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income (loss). Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. Our Optical Components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

        On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. EDSLan was part of our Network Integration segment and we have reclassified the historical financial results of EDSLan as discontinued operations in this Annual Report on Form 10-K to reflect this reclassification. Accordingly, the related assets and liabilities of EDSLan have been classified as assets and liabilities from discontinued operations held for sale in the Balance Sheet and we recognized a loss related to the write down of the assets of EDSLan to their net realizable value in 2009. See Note 3 "Discontinued Operations" to the Financial Statements in Item 8 of this Form 10-K for further discussion.

        On July 1, 2007, we completed the acquisition of Fiberxon, a PRC-based supplier of transceivers for applications in metropolitan networks, access networks and PONs for consideration aggregating approximately $130.0 million, excluding $4.9 million in acquisition costs. The results of operations of Fiberxon have been included in our Consolidated Financial Statements beginning July 1, 2007. Its operations have been integrated into Source Photonics, which accounts for nearly all of the results of the Optical Components group.

        Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, PRC, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the years ended December 31, 2009, 2008 and 2007, foreign revenues constituted 70%, 63% and 65%, respectively, of our total revenues. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

Critical Accounting Policies

        Our discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). We follow accounting standards set by the Financial Accounting Standards Board ("FASB") to ensure we consistently report our financial condition, results of operations, and cash flows in conformity with GAAP. References to GAAP issued by the FASB in this Annual Report on Form 10-K is to the FASB Accounting Standards of Codification ("ASC").

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

Revenue Recognition.

        MRV's major revenue-generating products consist of fiber optic components, switches and routers, console management, and physical layer products. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.

        Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, we apply the provisions of ASC 985- Software to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

        MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Allowance for Doubtful Accounts.

        We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot precisely predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determine that a change in the allowance is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we make such a determination.

Concentration of Credit Risk.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses.

Inventory Reserves.

        We make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record an adjustment to the cost basis equal to the difference between the cost of the inventory and the estimated net realizable market value. This adjustment is recorded as a charge to cost of goods sold. If changes in market conditions result in reductions in the estimated market value of our inventory below previous estimates, we would make further adjustments in the period in which we make such a determination and record a charge to cost of goods sold. The reserve includes estimates for excess quantities and obsolete inventory. This reserve is recorded as a charge to cost of goods sold. If changes in our projections of current demand indicate that the reserve should be higher or lower, the change in the reserve is recorded as a charge or credit to cost of goods sold.

Goodwill and Other Intangibles.

        Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. In accordance with ASC 350 Intangibles—Goodwill and Other, we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of the reporting unit below its carrying value.

        Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company's market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period.

Share-Based Compensation.

        We determine the fair value of stock options and warrants using the Black-Scholes valuation model as permitted under ASC 718 Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 14 "Share-Based Compensation" to the Financial Statements in Item 8 of this Form 10-K for further discussion.

Income Taxes.

        As part of the process of preparing our financial statements, we estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Balance Sheets. We assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the income tax provision in the Statements of Operations.

        We utilize significant management judgment to determine the provision for income taxes, deferred income tax assets and liabilities, including uncertain tax positions, and any valuation allowance recorded against net deferred income tax assets. Management periodically evaluates the deferred income tax assets as to whether it is likely that the deferred income tax assets will be realized. We write down the deferred income tax asset at the time we determine the asset is not likely to be realized.

Currency Rate Fluctuations

        Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, Swedish krona, Taiwan dollar, Chinese renminbi and the Israeli new shekel. For the year ended December 31, 2009, approximately 70% of revenues and 57% of operating expenses were incurred at subsidiaries with a reporting currency other than the U.S. dollar. In general, these currencies were weaker against the U.S. dollar for the year ended December 31, 2009 compared to the year ended December 31, 2008, so revenues and expenses in these countries translated into fewer dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

Results of Operations

        The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

	2009		2008		2007
Management Discussion Snapshot Years ended December 31:	$	%	$	%	$	%
Revenue (1)	$448,120	100%	$466,821	100%	$380,033	100%

Network Equipment group	104,488	23	125,556	27	105,357	28
Network Integration group	143,345	32	153,278	33	144,678	38
Optical Components group	210,626	47	201,588	43	144,860	38
All others	310	—	241	—	114	—
Gross profit (2)	125,814	28	135,068	29	112,666	30

Network Equipment group	56,353	54	67,071	53	51,712	49
Network Integration group	40,933	29	38,301	25	33,455	23
Optical Components group	28,184	13	29,437	15	28,133	19
All others	190	61	143	59	68	60
Operating expenses (2)	138,614	31	258,025	55	126,194	33

Network Equipment group	58,198	56	68,492	55	59,988	57
Network Integration group	27,112	19	31,905	21	27,018	19
Optical Components group (3)	36,943	18	139,899	69	29,681	20
All others	1,643	530	1,920	797	1,597	1,401
Operating income (loss) (2)	(12,800)	(3)	(122,957)	(26)	(13,528)	(4)

Network Equipment group	(1,845)	(2)	(1,421)	(1)	(8,276)	(8)
Network Integration group	13,821	10	6,396	4	6,437	4
Optical Components group (3)	(8,759)	(4)	(110,462)	(55)	(1,548)	(1)
All others	(1,453)	(469)	(1,777)	(737)	(1,529)	(1,341)

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

(3)
Operating expenses in the Optical Components group in 2008 includes the $93.9 million impairment related to goodwill arising from the July 2007 acquisition of Fiberxon.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

        The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$104,488	$125,556	$(21,068)	(17)%	(17)%
Network Integration group	143,345	153,278	(9,933)	(6)	(1)
Optical Components group	210,626	201,588	9,038	4	5
All others	310	241	69	29	29

	458,769	480,663	(21,894)	(5)	(3)
Adjustments (1)	(10,649)	(13,842)	3,193	(23)	(23)

Total	$448,120	$466,821	$(18,701)	(4)%	(2)%

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

        The following table summarizes segment revenues, excluding intersegment sales, by geographical region (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change
Network Equipment group:
United States	$49,383	$57,979	$(8,596)	(15)%
Americas, excluding the United States.	697	653	44	7
Europe	39,500	46,055	(6,555)	(14)
Asia Pacific	7,594	11,244	(3,650)	(32)
Other regions	283	1,048	(765)	(73)

Total Network Equipment	97,457	116,979	(19,522)	(17)

Network Integration group:
Europe	143,345	153,278	(9,933)	(6)

Total Network Integration	143,345	153,278	(9,933)	(6)

Optical Components group:
United States.	83,594	114,581	(30,987)	(27)
Americas, excluding the United States	2,289	1,175	1,114	95
Europe	13,131	17,148	(4,017)	(23)
Asia Pacific	108,253	63,642	44,611	70
Other regions	11	8	3	38

Total Optical Components	207,278	196,554	10,724	5

All others:	40	10	30	300

Total	$448,120	$466,821	$(18,701)	(4)%

        Revenues for 2009 decreased $18.7 million, or 4%, due primarily to a $21.1 million decrease in Network Equipment, and a $9.9 million, or 6%, decrease in Network Integration, partially offset by a $9.0 million, or 4%, increase in Optical Components and a $3.2 million decline in intersegment revenues. Revenue would have been $9.8 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008, primarily in the Network Integration group. The decline in intersegment revenues consisted of a $1.5 million decline in sales from the Network Equipment group to the Network Integration group and a $1.7 million decline in sales from the Optical Components group to the Network Equipment group.

        Network Equipment Group.    We experienced a decline in the market for our Network Equipment group's products during 2009 compared to 2008. The decline in the group's revenues, including intersegment revenues, of $21.1 million, or 17%, was experienced in all four quarters, across all regions and in most product categories. The exception was in our aerospace and defense subsidiary, which had a 10% increase in revenues. Our most significant declines were in our LambdaDriver and out-of-band networking product lines. Our Fiber Driver and OptiSwitch product lines performed relatively well. Revenue would have been $0.2 million lower in 2009 had foreign currency exchange rates remained the same as they were in 2008.

        Network Integration Group.    The Network Integration group's revenues, including intersegment revenues, decreased $9.9 million, or 6%, primarily due to the impact of changes in foreign currency exchange rates. Revenue would have been $8.8 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. On a local currency basis, we experienced declines in revenues in our Scandinavian and Swiss businesses which were partially offset by gains at Tecnonet, our Italian subsidiary.

        Optical Components Group.    The Optical Components group's revenues, including intersegment revenues, increased $9.0 million primarily due to a $44.6 million increase in external revenues in the Asia Pacific region, partially offset by a $29.9 million decrease in external revenues in the Americas Region, a $4.0 million decrease in external revenues in Europe, and the $1.7 million decrease in sales to the Network Equipment group. Revenues from sales of PON for applications in Fiber-to-the-Premises ("FTTP") deployments, increased from $117.5 million in 2008 to $122.3 million in 2009. Revenues from sales of datacom/telecom, or D/T, transceivers increased $4.2 million from $82.7 million in 2008 to $86.9 million in 2009. Revenue would have been $1.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008.

Gross Profit

        The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$56,353	$67,071	$(10,718)	(16)%	(16)%
Network Integration group	40,933	38,301	2,632	7	15
Optical Components group	28,184	29,437	(1,253)	(4)	(3)
All others	190	143	47	33	33

	125,660	134,952	(9,292)	(7)	(4)
Corporate unallocated and intersegment adjustments (1)	154	116	38	33	33

Total	$125,814	$135,068	$(9,254)	(7)%	(4)%

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

        Gross profit declined $9.3 million due to the $18.7 million decline in revenues and decline in average gross margin from 29% to 28%. The $9.3 million decrease was primarily due to a $10.7 million decrease in the Network Equipment group and to a lesser extent to a $1.3 million decrease in the Optical Components group, partially offset by an improvement of $2.6 million in the Network Integration group. Gross profit would have been $3.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. Gross profit reflects share-based compensation in cost of goods sold of $207,000 and $370,000 in 2009 and 2008, respectively.

        Network Equipment Group.    The $10.7 million, or 16% decrease, in gross profit for the Network Equipment group was due to a 17% decrease in revenue partially offset by an improvement in average gross margin from 53% to 54%. The improvement in average gross margin is due to an increase in the proportion of revenue coming from our Swiss aerospace and defense business, which has a higher gross margin than the remainder of our Network Equipment business. Gross profit would have been $0.1 million lower in 2009 had foreign currency exchange rates remained the same as they were in 2008. Gross profit reflects share-based compensation in cost of goods sold of $52,000 and $79,000 in 2009 and 2008, respectively.

        Network Integration Group.    Gross profit for the Network Integration group increased $2.6 million. The increase was driven by an improvement in average gross margins, partially offset by a 6% decline in revenues and unfavorable changes in the exchange rate. Average gross margin increased from 25% to 29%. The increase in gross margins in 2009 was the result of differences in the composition of the products and services sold in each period. Specifically, while gross margins were improved at each subsidiary, the most significant improvements came from Tecnonet, which has been successful in increasing the portion of its revenue coming from higher margin services. Gross profit would have been $3.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. The Network Integration group did not have share-based compensation in cost of goods sold in either year.

        Optical Components Group.    Beginning in late 2008, consolidation of in-house manufacturing into new manufacturing facilities in Chengdu, PRC and a significant shift from third-party manufacturing services to in-house manufacturing led to significant increases in production material yield loss and manufacturing inefficiency during the initial ramp up of production through the first half of 2009. Specifically, the Optical Components group reported negative gross profit of $1.7 million in the first quarter and gross profit of $6.6 million in the second quarter, which represented a 52% decrease compared to the second quarter of 2008 and a 13% gross margin. We also had an adverse shift in product mix during 2009, with a smaller portion of revenues coming from higher margin metropolitan transceivers and a larger portion of revenue coming from the lower margin GPON product line. As the shift to the Chengdu facility progressed in 2009, manufacturing efficiencies improved, and gross profit began to recover. In the third quarter, gross profit was $9.6 million, an improvement of $6.4 million, or 195%, over the same quarter of the prior year, and gross margins rose to 17%. In the fourth quarter, gross margins rose further, to 24%, representing an improvement over the same quarter of the prior year of $9.8 million, or 258%. On a full year basis, gross profit decreased $1.3 million, or 4%, in 2009 compared to 2008 due to a decline in average gross margin from 15% to 13%, partially offset by the 4% increase in revenue. Gross profit would have been $0.3 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. Gross profit reflects share-based compensation in cost of goods sold of $155,000 and $232,000 in 2009 and 2008, respectively.

Operating Expenses

        The following table sets forth, for the periods indicated, certain operating expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$58,198	$68,492	$(10,294)	(15)%	(15)%
Network Integration group	27,112	31,905	(4,793)	(15)	(7)
Optical Components group	36,943	139,899	(102,956)	(74)	(73)
All others	1,643	1,920	(277)	(14)	(14)

	123,896	242,216	(118,320)	(49)	(48)
Corporate unallocated operating expenses	14,718	15,809	(1,091)	(7)	(7)

Total	$138,614	$258,025	$(119,411)	(46)%	(45)%

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

        Operating expenses were $138.6 million, or 31% of revenues, in 2009 compared to $258.0 million, or 55% of revenues, in 2008. The 2008 operating expenses include a goodwill impairment charge of $100.3 million. Excluding this charge, operating expenses in 2008 were $157.8 million, and operating expenses in 2009 were $19.2 million lower than they were in 2008. This decrease occurred across all operating segments and at corporate. The decrease in Corporate unallocated operating expenses is primarily due to a reduction in restatement related expenses partially offset by $2.1 million of expenses related to the proxy contest. Operating expenses would have been $2.7 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. Product development and engineering expenses included share-based compensation of $0.5 million and $1.3 million in 2009 and 2008, respectively. Selling, general and administrative expenses included share-based compensation of $1.5 million and $2.6 million in 2009 and 2008, respectively.

        Network Equipment Group.    Operating expenses in the Network Equipment group for 2009 were $58.2 million, or 56% of revenues, compared to $68.5 million, or 55% of revenues in 2008. The $10.3 million, or 15%, decrease was attributable to a $6.4 million goodwill impairment charge in 2008 and to $2.9 million in cost reductions made in response to the decline in revenues. We reduced headcount, temporarily reduced pay, and cut back in other discretionary spending to achieve the reduction in expenses. Operating expenses would have been $0.1 million lower in 2009 had foreign currency exchange rates remained the same as they were in 2008. Product development and engineering expenses included share-based compensation of $298,000 and $400,000 in 2009 and 2008, respectively. Selling, general and administrative expenses included share-based compensation of $474,000 and $754,000 in 2009 and 2008, respectively.

        Network Integration Group.    Operating expenses in the Network Integration group for 2009 were $27.1 million, or 19% of revenues, compared to $31.9 million, or 21% of revenues in 2008. The $4.8 million, or 15%, decrease in operating expense came primarily from our Swedish subsidiary ($3.9 million) and our French subsidiary ($1.0 million). In the prior year, we recorded $1.8 million in additional compensation expense at our Swedish subsidiary to allow its management team to pay the taxes due on bonuses we paid them from 2002 to 2007. The remaining operating expense reductions were achieved through cost cutting measures in response to the weak economic environment during 2009. Operating expenses would have been $2.6 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. The Network Integration group did not have significant share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $238,000 and $342,000 in 2009 and 2008, respectively.

        Optical Components Group.    Operating expenses in the Optical Components group for 2009 were $36.9 million, or 18% of revenues, compared to $139.9 million, or 69% of revenues in 2008. Included in operating expenses in 2008 is a $93.9 million impairment of goodwill. Excluding this one-time charge in the prior year, operating expenses were $9.1 million lower in 2009 than in 2008. The decrease was due to cost reduction efforts in response to the decline in gross profit at the beginning of the year, and included a $7.0 million decrease in selling, general and administrative expenses, and a $1.9 million decrease in product development and engineering. Operating expenses would have been $0.2 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. Product development and engineering expenses included share-based compensation of $160,000 and $843,000 in 2009 and 2008, respectively. Selling, general and administrative expenses included share-based compensation of $442,000 and $790,000 in 2009 and 2008, respectively.

Operating Income (Loss)

        The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$(1,845)	$(1,421)	$(424)	30%	26%
Network Integration group	13,821	6,396	7,425	116	123
Optical Components group	(8,759)	(110,462)	101,703	(92)	(92)
All others	(1,453)	(1,777)	324	(18)	(18)

	1,764	(107,264)	109,028	(102)	(102)
Corporate unallocated operating loss	(14,718)	(16,008)	1,595	(10)	(10)
Adjustments (1)	154	315	(466)	(148)	(148)

Total	$(12,800)	$(122,957)	$(110,157)	(90)%	(90)%

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

        The $12.8 million operating loss in 2009 represented 3% of revenues, compared to a $123.0 million operating loss, or 26% of revenues, in 2008. Excluding the goodwill impairment charges in 2008 of $100.3 million, our operating loss was $9.9 million lower in 2009 than in 2008. Our operating loss would have been $0.6 million less in 2009 had foreign currency exchange rates remained the same as they were in 2008. Operating loss included share-based compensation expense of $2.2 million and $4.2 million in 2009 and 2008, respectively.

        Network Equipment Group.    The Network Equipment group reported an operating loss of $1.8 million for 2009, compared to an operating loss of $1.4 million for 2008. The $0.4 million increase in operating loss was due to the $10.7 million decline in gross profits mostly offset by a $10.3 million decrease in operating expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year change on operating loss. Operating loss included share-based compensation expense of $824,000 and $1.2 million in 2009 and 2008, respectively.

        Network Integration Group.    The Network Integration group reported operating income of $13.8 million for 2009, compared to operating income of $6.4 million for 2008. The $7.4 million improvement was due to the combination of a $2.6 million improvement in gross margins and a $4.8 million decrease in operating expenses. Operating income would have been $0.5 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. Operating income included share-based compensation expense of $239,000 and $388,000 in 2009 and 2008, respectively.

        Optical Components Group.    The Optical Components group reported an operating loss of $8.8 million for 2009, compared to an operating loss of $110.5 million for 2008. The decrease in operating loss of $101.7 million, or 92%, was due to the $93.9 million goodwill impairment charge in 2008 and the $9.1 reduction in other operating expenses, partially offset by the $1.3 million reduction in gross profit. The effect of currency fluctuations did not have a significant impact on the year-over-year change in operating loss Operating loss included share-based compensation expense of $757,000 and $1.9 million in 2009 and 2008, respectively.

Interest Expense and Other Income, Net

        Interest expense was $3.0 million in 2009 compared to $3.5 million in 2008 reflecting a reduction in our average interest rate partially offset by an increase in debt. Included in non-operating income is a $20.5 million gain realized in the fourth quarter upon the settlement we negotiated with certain former Fiberxon stockholders of the $30.0 million net deferred consideration payable arising from the 2007 acquisition of Fiberxon. We also realized a $3.5 million gain on the sale of a cost-basis investment in Dune Networks. In the prior year, we realized a $2.6 million gain on the sale of an investment. Interest income was $0.6 million in 2009, $1.2 million lower than 2008, due to lower average investment balances and lower interest rates. Foreign currency transactions resulted in losses of $0.5 million in 2009 compared to a $0.2 million gain in 2008.

Provision for Income Taxes

        The provision for income taxes was $5.3 million in 2009 and $1.9 million in 2008. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The increase in provision for income taxes during 2009 is primarily due to a $1.2 million increase in the Network Integration group, which had a 21% increase in pre-tax income, and to $1.9 million increase in the Optical Components group, which had a $1.3 million tax benefit in 2008 due to the release of valuation allowances against deferred tax assets.

Tax Loss Carry Forwards

        As of December 31, 2009, we had NOLs of $228.6 million, $142.8 million, and $96.7 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2009, the NOLs had a full valuation allowance.

Discontinued Operations

        On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. EDSLan was part of our Network Integration segment and we have reclassified the historical financial results of EDSLan as discontinued operations. We recorded a loss of $5.8 million and $1.0 million of income from discontinued operations, net of income tax expense, for the years ended December 31, 2009 and 2008, respectively. The loss from discontinued operations in 2009 includes $6.9 million for the impairment of the assets of EDSLan to their net realizable value as of December 31, 2009. Accordingly, the related assets and liabilities of EDSLan have been classified as held for sale in the Balance Sheet as set forth in the Financial Statements presented in Item 8 of this Form 10-K.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

        The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2008	2007	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$125,556	$105,357	$20,199	19%	17%
Network Integration group	153,278	144,678	8,600	6	0
Optical Components group	201,588	144,860	56,728	39	36
All others	241	114	127	111	111

	480,663	395,009	85,654	22	18
Adjustments (1)	(13,842)	(14,976)	1,134	(8)	(8)

Total	$466,821	$380,033	$86,788	23%	19%

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

        The following table summarizes segment revenues, excluding intersegment sales, by geographical region (dollars in thousands):

Years ended December 31:	2008	2007	$ Change	% Change
Network Equipment group:
United States	$57,979	$45,593	$12,386	27%
Americas, excluding the United States	653	6,017	(5,364)	(89)
Europe	46,055	35,130	10,925	31
Asia Pacific	11,244	7,914	3,330	42
Other regions	1,048	72	976	1,356

Total Network Equipment	116,979	94,726	22,253	23

Network Integration group:
Europe	153,278	144,530	8,748	6

Total Network Integration	153,278	144,530	8,748	6

Optical Components group:
United States	114,581	86,956	27,625	32
Americas, excluding the United States	1,175	3,956	(2,781)	(70)
Europe	17,148	10,661	6,487	61
Asia Pacific	63,642	39,174	24,468	62
Other regions	8	23	(15)	(65)

Total Optical Components	196,554	140,770	55,784	40

All others:	10	7	3	43

Total	$466,821	$380,033	$86,788	23%

        Revenues for 2008 increased $86.8 million, or 23%, due primarily to growth in Optical Components ($56.7 million, or 39%), Network Equipment ($20.2 million, or 19%) and Network Integration ($8.6 million, or 6%) segments, partially offset by an increase in intersegment revenues of $1.1 million. All three reporting segments experienced growth in the first three quarters and declines in the fourth quarter, compared to the same quarters of the prior year. Revenues in the Optical Components group were favorably impacted in 2008 by the acquisition of Fiberxon which was only included for the latter half of 2007. Revenue in the Network Equipment group increased by $20.2 million due primarily to increased demand for Metro Ethernet and Optical Transport products, new product introduction and new customer acquisitions. Revenue growth in the Network Integration group was $8.6 million, primarily due to foreign currency movements. Revenue would have been $14.0 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

        Network Equipment Group.    Revenues, including intersegment revenues, generated from the Network Equipment group increased $20.2 million, which was due primarily to increased sales in the Europe region of $10.9 million, and increased sales in the Americas of $7.0 million. Growth in sales of LambdaDriver, fiber optic components, Media Cross Connect™, Fiber Driver, out-of-band networking and Terescope® products drove the Europe sales increase. Growth in sales of out-of-band networking products, Media Cross Connect, Fiber Driver, OptiSwitch and services drove the Americas sales increase. Revenue would have been $2.2 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

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

        Network Integration Group.    Revenues, including intersegment revenues, generated from the Network Integration group increased $8.6 million, or 6%, due primarily to the favorable impact of foreign currency movements on revenues and to a 22% increase in local currency revenues (or 33% in U.S. dollars) at our smallest Network Integration subsidiary located in Switzerland, partially offset by decreases in our French and Scandinavian subsidiaries. Revenue would have been $7.9 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007.

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

Gross Profit

        The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2008	2007	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$67,071	$51,712	$15,359	30%	27%
Network Integration group	38,301	33,455	4,846	14	8
Optical Components group	29,437	28,133	1,304	5	4
All others	143	68	75	110	110

	134,952	113,368	21,584	19	16
Corporate unallocated cost of goods sold	(199)	(165)	(34)	21	21
Intersegment adjustments (1)	315	(537)	852	(159)	NM

Total	$135,068	$112,666	$22,402	20%	16%

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

        Gross profit increased $22.4 million due to the $86.8 million increase in revenues, partially offset by a decrease in average gross margins from 30% to 29%. The increase in gross profit was primarily due to the strong increase in Network Equipment revenue during the first nine months of the year. The gross margins in the Network Equipment and Network Integration groups increased in 2008, but that impact was offset by an increase in the portion of consolidated revenues from the Optical Components group, which has lower margins than the other segments. Gross profit would have been $3.8 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Gross profit reflects share-based compensation in cost of goods sold of $370,000 and $469,000 in 2008 and 2007, respectively.

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

        Network Integration Group.    Gross profit for the Network Integration group increased $4.8 million. Improved gross margins drove a currency adjusted increase of $2.5 million, favorable currency impacts accounted for $2.2 million of the increase, and a slight increase in local currency revenues contributed the remaining $0.1 million of the improvement. Average gross margin increased from 23% to 25%. The increase in gross margins in 2008 was the result of differences in the composition of the products and services sold in each period. The margin improvements were led by Tecnonet, our remaining Italian subsidiary and TurnKey Communications, our Swiss network integrator, which both had a significant shift from product to service revenue during the year. Service revenues have higher profit margins than product revenues. The Network Integration group did not have any share-based compensation in cost of goods sold in either year.

        Optical Components Group.    Gross profit for the Optical Components group remained stable, but gross margin as a percentage of revenues declined from 19% in 2007 to 15% in 2008. The lower gross margin percentage resulted from increases in inventory reserves, fixed asset write-offs, and increased depreciation on assets acquired as part of the Fiberxon acquisition. The effect of currency fluctuations did not have a significant impact on the year-over-year change in gross profit. The decline in gross margins came primarily in the second half of the year. Gross margins fell in the third quarter of 2008 from 19% to 7% and in the fourth quarter from 17% to 8% compared to the same quarters of the prior year. Gross profit reflects share-based compensation in cost of goods sold of $232,000 and $342,000 in 2008 and 2007, respectively.

Operating Expenses

        The following table sets forth, for the periods indicated, certain operating expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2008	2007	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$68,492	$59,988	$8,504	14%	12%
Network Integration group	31,905	27,018	4,887	18	15
Optical Components group	139,899	29,681	110,218	371	371
All others	1,920	1,597	323	20	20

	242,216	118,284	123,932	105	103
Corporate unallocated operating expenses (2)	15,809	7,910	7,899	100	100

Total	$258,025	$126,194	$131,831	104%	103%

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

        Operating expenses were $258.0 million, or 55% of revenues, for 2008, compared to $126.2 million, or 33% of revenues, for 2007. The primary increase in operating expenses during 2008 was a $100.3 million goodwill impairment charge and inclusion of a full year's worth of Fiberxon's operations, which was acquired on July 1, 2007. Operating expenses would have been $2.3 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. Product development and engineering expenses included share-based compensation of $1.3 million in 2008 and 2007. Selling, general and administrative expenses included share-based compensation of $2.6 million and $3.3 million in 2008 and 2007, respectively.

        Network Equipment Group.    Operating expenses in the Network Equipment group for 2008 were $68.5 million, or 55% of revenues, compared to $60.0 million, or 57% of revenues, for 2007. The increase in operating costs in absolute dollars was primarily the result of a $6.4 million goodwill impairment charge taken in the fourth quarter of 2008 related to our U.S. operations, and of increases in labor and related costs, including a $1.3 million increase in product development and engineering. The decrease in operating expenses as a percentage of revenues reflects various cost cutting and business improvement measures taken in 2008. Operating expenses would have been $1.1 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. The currency impacts occurred primarily in the first, second and third quarters of 2008, when the Swiss franc strengthened against the dollar by 15%, 19% and 12% respectively on a year-over-year basis. Currency did not have a significant impact on the fourth quarter. Product development and engineering expenses included share-based compensation of $400,000 and $537,000 in 2008 and 2007, respectively. Selling, general and administrative expenses included share-based compensation of $754,000 and $922,000 in 2008 and 2007, respectively.

        Network Integration Group.    Operating expenses in the Network Integration group for 2008 were $31.9 million, or 21% of revenues, compared to $27.0 million, or 19% of revenues, for 2007. Selling, general and administrative costs, including foreign currency translation, increased $4.9 million, primarily due to labor costs. The increase in operating expenses came primarily in the first and second quarter of 2008, as a result of the considerable strengthening of the euro, Swiss franc, and Swedish krona. Operating expenses would have been $1.0 million lower in 2008 had foreign currency exchange rates remained the same as they were in 2007. In the fourth quarter of 2008, we recorded additional compensation expense at our Swedish subsidiary of $1.8 million to allow the management of our Swedish subsidiary to pay the taxes due on bonus payments made from 2002 to 2007. The fourth quarter impact in U.S. dollars was largely offset by the strengthening of the U.S. dollar against the Swedish krona by 21% in the fourth quarter compared to the same quarter of the prior year. The Network Integration group did not have share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $342,000 and $644,000 in 2008 and 2007, respectively.

        Optical Components Group.    Operating expenses for 2008 were $139.9 million, or 69% of revenues, compared to $29.7 million, or 20% of revenues, for 2007. The increase in operating expenses were primarily the result of the $93.9 million goodwill impairment charge recorded in the fourth quarter of 2008 related to the July 2007 Fiberxon acquisition, and increases in the first half of 2008 over the same period of the prior year due to the inclusion of a full year's results of operations of Fiberxon in 2008 compared to 2007 in which the results of Fiberxon were only included for the second half of the year. Operating costs also included increases in the allowance for doubtful accounts, IPO costs written off, and fixed asset write-offs. The effect of currency fluctuations did not have a significant impact on the year-over-year change in operating expenses. Product development and engineering expenses included share-based compensation of $843,000 and $728,000 in 2008 and 2007, respectively. Selling, general and administrative expenses included share-based compensation of $790,000 and $749,000 in 2008 and 2007, respectively.

Operating Income (Loss)

        The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2008	2007	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$(1,421)	$(8,276)	$6,855	(83)%	(78)%
Network Integration group	6,396	6,437	(41)	(1)	(20)
Optical Components group	(110,462)	(1,548)	(108,914)	7,036	7,035
All others	(1,777)	(1,529)	(248)	16	16

	(107,264)	(4,916)	(102,348)	2,082	5,538
Corporate unallocated expenses	(16,008)	(8,075)	(7,933)	98	98
Adjustments (1)	315	(537)	852	(159)	NM

Total	$(122,957)	$(13,528)	$(109,429)	809%	821%

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

        The 2008 $123.0 million operating loss represented 26% of revenues, compared to a $13.5 million operating loss, or 4% of revenues, in 2007. The increase in operating loss arose from the total

$100.3 million charge for goodwill impairment, primarily arising from the Fiberxon acquisition. Excluding the goodwill impairment charge, operating loss in 2008 would have been $22.7 million, or 5% of revenue. Operating loss would have been $1.6 million more in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating loss included share-based compensation expense of $4.2 million and $5.1 million in 2008 and 2007, respectively.

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

        Network Integration Group.    The Network Integration group reported operating income of $6.4 million for 2008, relatively unchanged from operating income of $6.4 million for 2007. Operating income was impacted by a $4.8 million increase in gross profit, offset by a $4.9 million increase in operating expenses. Operating income would have been $1.2 million less in 2008 had foreign currency exchange rates remained the same as they were in 2007. Operating income included share-based compensation expense of $342,000 and $644,000 in 2008 and 2007, respectively.

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

Interest Expense, Cost of Debt Conversion and Other Income, Net

        Interest expense was $3.5 million in both 2008 and 2007. In 2008, we realized $2.6 million of income as the result of a gain on the sale of an investment. The $4.9 million of debt conversion costs in 2007 were associated with exchanging the $23.0 million convertible notes into shares of Common Stock. Interest income decreased $2.7 million from $4.6 million in 2007 to $1.9 million in 2008 due to both lower average cash and investment balances as well as to lower interest rates. Foreign currency transactions resulted in a net $189,000 gain in 2008 as compared to a $1.4 million loss in 2007.

Provision for Income Taxes

        The provision for income taxes was $1.9 million in 2008 and $2.9 million in 2007. Income tax expense fluctuates based on the amount of income generated in the various jurisdictions where we conduct operations and pay income tax.

Tax Loss Carry Forwards

        As of December 31, 2008, we had NOLs of approximately $196.6 million for federal income tax purposes and approximately $155.1 million for state income tax purposes. We also had capital loss carry forwards totaling $14.5 million as of December 31, 2008, which expired in 2009. As of December 31, 2008, the NOLs had a full valuation allowance.

Discontinued Operations

        On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. EDSLan was part of our Network

Integration segment and we have reclassified the historical financial results of EDSLan as discontinued operations. We recorded $1.0 million and $1.5 of income from discontinued operations, net of income tax expense, for the years ended December 31, 2008 and 2007, respectively.

Recently Issued Accounting Standards

        For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 to the Financial Statements included in Item 8 of this Form 10-K.

Liquidity and Capital Resources

        Our three primary sources of cash are cash receipts from customers, debt financing, and sales of invested assets. Historically, we have satisfied short and long-term obligations through cash generated from these sources and we expect that this trend will continue. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months.

        We operate our business through several subsidiaries in our three operating segments. Each subsidiary maintains some level of cash and is able to meet its cash needs primarily through cash receipts from customers. In recent years we have funded our corporate expenses through a combination of the use cash reserves and short-term investments at corporate, cash remitted from our subsidiaries, and the sale of investments in unconsolidated entities and subsidiaries. We currently do not have any debt at the corporate level. Two of our subsidiaries, Source Photonics and Tecnonet, maintain short-term lines of credit primarily secured by accounts receivable to fund their working capital needs. EDSLan, which was sold in January 2010 and is presented as a discontinued operation, also borrowed under short-term lines of credit and had outstanding balances of $9.6 million and $8.4 million at December 31, 2009 and 2008, respectively.

        The following table illustrates our contractual obligations as of December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Short-term debt	$66,088	$66,088	$—	$—	$—
Operating leases	30,882	6,454	9,923	5,837	8,668
Purchase commitments with suppliers and contract manufacturers	9,586	9,323	263	—	—
Deferred consideration payable	8,012	8,012	—	—	—

Total contractual obligations	$114,568	$89,877	$10,186	$5,837	$8,668

        We expect to have sufficient cash and cash flow to meet our short-term and our long-term obligations shown in the table above. Our operating leases consist primarily of leases for buildings worldwide from which we conduct our business. Purchase commitments consist primarily of purchase orders for components used to build finished goods inventory. The deferred consideration payable arose from the acquisition agreement for Fiberxon, a company we acquired in July 2007. The accrual amount was $30.0 million at December 31, 2008 and was substantially reduced to $8.0 million in the fourth quarter of 2009 when we negotiated an agreement with former stockholders of Fiberxon, and paid

$1.5 million of the agreed upon settlement in December 2009. The following table summarizes our short-term debt.

Short-term Debt	2009	2008	Increase (Decrease)	Additional Availability
Source Photonics:
Commercial drafts sold with recourse	$9,726	$—	$9,726	N/A
Lines of credit secured by restricted time deposits	16,922	—	16,922	$—
Lines of credit secured by accounts receivable	24,581	11,668	12,913	7,710	(1)

Total short-term debt at Source Photonics	51,229	11,668	39,561	7,710
Tecnonet:
Lines of credit secured by accounts receivable	13,985	11,392	2,593	18,157
Unsecured short-term debt	860	1,409	(549)	—

Total short-term debt at Tecnonet	14,845	12,801	2,044	18,157
Other	14	53	(39)	—

Total short-term debt	$66,088	$24,522	$41,566	$25,867

(1)
In addition to the unused portion of certain credit lines, Source Photonics has another line of credit that is only limited by the availability of collateral, which is limited to the accounts receivable from one of its largest customers.

        The increase in short-term debt during 2009 includes $9.7 million as a result of the sale with recourse of notes receivable. One of the major customers of Source Photonics settles its accounts receivable by issuing short-term notes. Source Photonics sells the notes to its bank with or without recourse, depending on the type of the note received. When the Company sells the notes with recourse, they remain in other current assets, and an equivalent liability is recorded in short-term debt until the customer pays the new note holder of the note.

        The increase in short-term debt also includes five loans totaling $16.9 million that are secured by restricted deposits which are reflected in the corresponding increase in restricted time deposits shown below. These loans were initiated by our Source Photonics subsidiary as part of their longer term financing plan in China. When these loans mature in the third and fourth quarter of 2010, the restricted time deposits will be used to repay the loans. We have classified the increase in restricted time deposits related to this transaction in the financing section of the Statement of Cash Flows because of the underlying financing transaction.

        Cash and cash equivalents totaled $55.9 million at December 31, 2009, compared to $67.9 million in cash and cash equivalents at December 31, 2008. The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and short-term marketable securities (thousands):

December 31:	2009	2008	Increase (Decrease)
Cash
Cash and cash equivalents	$55,909	$67,931	$(12,022)
Restricted time deposits	18,680	1,335	17,345
Short-term marketable securities	17,879	12,295	5,584

Total	92,468	81,561	10,907

Short-term debt	66,088	24,522	41,566

Cash in excess of debt	$26,380	$57,039	$(30,659)

Ratio of cash to debt (1)	1.4 : 1	3.3 : 1

(1)
Determined by dividing total cash by total debt.

        Our cash flow from operations consists of cash collected from customers and payments made to vendors and employees. Our cash flow in a particular period is determined by our profitability, adjusted for non-cash items, and changes in working capital. During periods of growth, we require more working capital to fund the cash conversion cycle, which represents the period of time from when we purchase inventory, and pay for labor and other costs, until that inventory is converted to product, sold, and payments are received from our customers. In addition to changes in accounts receivable, inventory and accounts payable, our cash flow from operations is impacted from the increase or decrease in other current assets and current liabilities, including prepaid expenses and accrued liabilities.

        The following table summarizes our working capital position (thousands):

December 31:	2009	2008	Increase (Decrease)
Current assets	$335,867	$323,451	$12,416
Less: Current assets of discontinued operations	(39,640)	(40,009)	369

Current assets from continuing operations	296,227	283,442	12,785

Current liabilities	216,427	211,803	4,624
Current liabilities from discontinued operations	(27,109)	(26,138)	(971)

Current liabilities from continuing operations	189,318	185,665	3,653

Working capital from continuing operations	$106,909	$97,777	$9,132

Current ratio from continuing operations (1)	1.6 : 1	1.5 : 1

(1)
Determined by dividing total current assets from continuing operations by total current liabilities from continuing operations.

        The following table summarizes our cash flow from operations from our Statements of Cash Flows (thousands):

Years ended December 31:	2009	2008
Net loss	$(1,665)	$(123,105)
Non-cash expenses	20,830	119,168
Gain on litigation settlement	(20,524)	—
Gains and losses on investing activities	(3,500)	(2,590)
(Increase) decrease in accounts receivable	(16,307)	6,896
(Increase) decrease in inventory	24,094	(8,034)
Increase (decrease) in accounts payable	(18,272)	9,694
Increase (decrease) in accrued liabilities	(4,828)	569
Changes in certain other working capital accounts	3,603	(4,082)

Net cash (used in) provided by operating activities	$(16,569)	$(1,484)

        Cash Flows Related to Operating Activities.    Our net loss includes two non-cash gains that resulted in changes in working capital. The settlement agreement for the deferred payment obligation discussed above resulted in a gain of $20.5 million, which reduced our accrued liabilities. We also recognized a gain on the sale of an investment in an unconsolidated entity of $3.5 million, but as of December 31, 2009, the proceeds had not yet been received and we recorded a receivable in other current assets. Our cash used in operations included an operating loss of $12.8 million, less non-cash expenses included in the loss, cash paid for income taxes of $2.5 million, a reduction in accounts payable of $18.3 million, and an increase in accounts receivable of $16.3 million. Our sources of operating cash flow included a decrease in inventory of $24.1 million.

        In December 2009, we signed an agreement to sell EDSLan, and we received the proceeds when the transaction closed in January 2010. We believe this transaction strengthened our cash and debt position by providing cash proceeds of approximately $11.5 million, by eliminating EDSLan's debt from our balance sheet, and by cancelling a put option that required us to purchase a 3.3% noncontrolling interest for $0.9 million. EDSLan has never paid any dividends to MRV. EDSLan had cash flow from operations of $3.7 million, $2.2 million, and $2.7 million in 2009, 2008, and 2007, respectively.

        We may seek to obtain additional debt or equity financing if we believe it appropriate. If we seek financing through issuance of additional equity securities, we may limit our ability to use available net operating loss and capital loss carryforwards. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. This change in equity ownership includes the issuance of shares made in connection with the acquisition of Fiberxon. For additional information on the potential limitations on our use of net operating loss and capital loss carry forwards available to us at December 31, 2009, see the risk factor Item 1A of this Form 10-K under the caption "Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited." Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products, and the market acceptance of our products.

Off-Balance Sheet Arrangements

        We do not have transactions, arrangements or relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We do not have special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, or that engaged in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financials.

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

        Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Our long-term obligations were entered into with fixed interest rates. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of December 31, 2009, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations. One interest rate swap through the foreign office matured in June 2008. Unrealized gains on these interest swap contracts were $552,000 for the year ended December 31, 2007, and have been included in interest expense in the accompanying Statements of Operations.

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

        Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of December 31, 2009, we did not have any foreign exchange contracts outstanding.

        Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. These principally include the euro, the Swedish krona, the Swiss franc, the Taiwan dollar, the Chinese renminbi, and the Israeli new shekel. Additionally, certain of our current liabilities and long-term operating leases are denominated in these foreign currencies. When these transactions are settled in a currency other than the reporting currency, we recognize a foreign currency transaction gain or loss.

        When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 75% of our cost of goods sold and operating expenses are reported by these subsidiaries. Translation rate exposure for the Chinese renminbi is currently mitigated by the Chinese government's decision to tie the renminbi rate to the U.S. dollar. Excluding the renminbi, the remaining currencies were generally weaker against the U.S. dollar for the year ended December 31, 2009 compared to the same period last year, so revenues and expenses in these countries translated into fewer dollars than they would have in 2008. For 2009, we had approximately:

  •
  $96.0 million in cost of goods and operating expenses settled in euros;

  •
  $20.4 million in cost of goods and operating expenses settled in Swedish kronor;

  •
  $37.0 million in cost of goods and operating expenses settled in Swiss francs;

  •
  $28.2 million in cost of goods and operating expenses settled in Taiwan dollars;

  •
  $132.4 million in cost of goods and operating expenses settled in Chinese renminbi; and

  •
  $32.8 million in cost of goods and operating expenses settled in Israeli new shekels.

        Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2009, our costs would have increased to approximately:

  •
  $105.6 million in cost of goods and operating expenses settled in euros;

  •
  $22.5 million in cost of goods and operating expenses settled in Swedish kronor;

  •
  $40.7 million in cost of goods and operating expenses settled in Swiss francs;

  •
  $31.1 million in cost of goods and operating expenses settled in Taiwan dollars;

  •
  $145.6 million in cost of goods and operating expenses settled in Chinese renminbi; and

  •
  $36.1 million in cost of goods and operating expenses settled in Israeli new shekels

        The following table indicates cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

December 31:	2009	2008
U.S. dollars	$24,825	$49,540
Euros	17,403	8,531
Chinese renminbi	8,265	2,559
Swiss francs	2,259	2,319
Taiwan dollars	433	1,121
Norwegian kroner	688	913
Swedish kronor	823	809
Israeli new shekels	836	671
Other	377	1,468

Total cash and cash equivalents	$55,909	$67,931

        Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

        Recession.    We believe that the downturn in global markets has affected our revenues and operating results, particularly in the Network Integration group. In general, our customers took a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments and lengthening sales cycles. Despite the downturn, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions. We are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenues and operating results.

Item 8.    Financial Statements and Supplemental Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.

        We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRV Communications Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
March 16, 2010

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

Years ended December 31:	2009	2008	2007
Revenue	$448,120	$466,821	$380,033
Cost of goods sold	322,306	331,753	267,367

Gross profit	125,814	135,068	112,666
Operating expenses:
Product development and engineering	36,735	38,746	33,387
Selling, general and administrative	99,622	116,595	90,901
Impairment of goodwill and other intangibles	—	100,250	—
Amortization of other intangibles	2,257	2,434	1,906

Total operating expenses	138,614	258,025	126,194

Operating loss	(12,800)	(122,957)	(13,528)
Interest expense	(2,958)	(3,497)	(3,521)
Gain from settlement of deferred consideration obligation	20,524	—	—
Gain from sales of investments in unconsolidated entities	3,488	2,580	—
Cost of debt conversion	—	—	(4,899)
Other income, net	1,198	1,703	3,791

Income (loss) from continuing operations before income taxes	9,452	(122,171)	(18,157)
Provision for income taxes	5,345	1,936	2,881

Net income (loss) from continuing operations	4,107	(124,107)	(21,038)
Income (loss) from discontinued operations, net of income taxes of $927, $1,215, and $1,343, respectively	(5,772)	1,002	1,519

Net loss	(1,665)	(123,105)	(19,519)

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	1,757	40	(531)
Net income from discontinued operations attributable to noncontrolling interests	47	59	106

Net loss attributable to MRV	$(3,469)	$(123,204)	$(19,094)

Net income (loss) from continuing operations attributable to MRV	$2,350	$(124,147)	$(20,507)
Net income (loss) from discontinued operations attributable to MRV	$(5,819)	$943	$1,413
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$(0.79)	$(0.15)
From discontinued operations	$(0.04)	$0.01	$0.01

Net loss attributable to MRV per share — basic (1)	$(0.02)	$(0.78)	$(0.14)

Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$(0.79)	$(0.15)
From discontinued operations	$(0.04)	$0.01	$0.01

Net loss attributable to MRV per share — diluted (1)	$(0.02)	$(0.78)	$(0.14)

Weighted average number of shares:
Basic	157,547	157,323	140,104
Diluted	157,665	157,323	140,104

(1)
Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

December 31:	2009	2008
Assets
Current assets:
Cash and cash equivalents	$55,909	$67,931
Short-term marketable securities	17,879	12,295
Restricted time deposits	18,680	1,335
Accounts receivable, net	103,247	83,235
Inventories	61,803	84,260
Deferred income taxes	3,217	2,095
Other current assets	35,492	32,291
Current assets from discontinued operations held for sale	39,640	40,009

Total current assets	335,867	323,451
Property and equipment, net	23,723	22,502
Goodwill	25,707	24,640
Deferred income taxes, net of current portion	185	1,480
Intangibles, net	7,303	9,560
Other assets	4,969	5,824
Non current assets from discontinued operations held for sale	—	5,429

Total assets	$397,754	$392,886

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$66,088	$24,522
Deferred consideration payable	8,012	30,036
Accounts payable	60,552	77,162
Accrued liabilities	36,003	38,832
Deferred revenue	14,048	12,525
Other current liabilities	4,615	2,588
Current liabilities from discontinued operations held for sale	27,109	26,138

Total current liabilities	216,427	211,803
Other long-term liabilities	7,322	7,921
Long-term liabilities from discontinued operations held for sale	—	1,351
Commitments and contingencies
Equity:
MRV stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,971 shares in 2009 and 158,800 shares in 2008
Outstanding — 157,617 shares in 2009 and 157,446 shares in 2008	268	268
Additional paid-in capital	1,405,015	1,403,663
Accumulated deficit	(1,252,108)	(1,248,639)
Treasury stock — 1,353 shares in 2009 and 2008	(1,352)	(1,352)
Accumulated other comprehensive income	15,463	12,760

Total MRV stockholders' equity	167,286	166,700
Noncontrolling interests	6,719	5,111

Total equity	174,005	171,811

Total liabilities and stockholders' equity	$397,754	$392,886

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Stockholders' Equity (In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	MRV Stockholders' Equity Total
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock			Non- Controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2006	125,507	$213	$1,285,877	$(1,106,341)	$(1,352)	$8,911	$187,308	$4,397	$191,705
Exercise of stock options	1,318	3	2,057	—	—	—	2,060	—	2,060
Issuance of Common Stock for Fiberxon acquisition	18,402	31	72,746	—	—	—	72,777	—	72,777
Issuance of Common Stock for conversion of convertible notes	11,900	20	28,005	—	—	—	28,025	—	28,025
Issuance of stock options for Fiberxon acquisition	—	—	6,006	—	—	—	6,006	—	6,006
Share-based compensation expense	—	—	4,939	—	—	—	4,939	354	5,293
Comprehensive income (loss):
Net loss	—	—	—	(19,094)	—	—	(19,094)	(425)	(19,519)
Net unrealized investment gains	—	—	—	—	—	3	3	—	3
Translation adjustment	—	—	—	—	—	7,898	7,898	470	8,368

Comprehensive loss							(11,193)	45	(11,148)

Balance, December 31, 2007	157,127	267	1,399,630	(1,125,435)	(1,352)	16,812	289,922	4,796	294,718
Exercise of stock options	319	1	156	—	—	—	157	—	157
Share-based compensation expense	—	—	3,877	—	—	—	3,877	373	4,250
Comprehensive income (loss):
Net loss	—	—	—	(123,204)	—	—	(123,204)	99	(123,105)
Net unrealized investment gains	—	—	—	—	—	57	57	—	57
Translation adjustment	—	—	—	—	—	(4,109)	(4,109)	(157)	(4,266)

Comprehensive loss	—	—	—	—	—	—	(127,256)	(58)	(127,314)

Balance, December 31, 2008	157,446	268	1,403,663	(1,248,639)	(1,352)	12,760	166,700	5,111	171,811

Exercise of stock options	171	—	47	—	—	—	47	—	47
Share-based compensation expense	—	—	2,256	—	—	—	2,256	68	2,324
Purchase of subsidiary shares from noncontrolling interest	—	—	(951)	—	—	—	(951)	(549)	(1,500)
Comprehensive income (loss):
Net loss	—	—	—	(3,469)	—	—	(3,469)	1,804	(1,665)
Net unrealized investment losses	—	—	—	—	—	(114)	(114)	—	(114)
Translation adjustment	—	—	—	—	—	2,817	2,817	285	3,102

Comprehensive loss	—	—	—	—	—	—	(766)	2,089	1,323

Balance, December 31, 2009	157,617	$268	$1,405,015	$(1,252,108)	$(1,352)	$15,463	$167,286	$6,719	$174,005

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

Years ended December 31:	2009	2008	2007
Cash flows from operating activities:
Net loss	$(1,665)	$(123,105)	$(19,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,573	10,013	8,335
Share-based compensation expense	2,247	4,294	5,271
Provision for doubtful accounts	793	3,675	327
Deferred income taxes	334	(1,628)	(1,142)
Gain on disposition of property and equipment	(12)	(10)	(37)
Cost of debt conversion	—	—	4,899
Gain on sale of investments in unconsolidated entities	(3,488)	(2,580)	—
Impairment of goodwill and other intangibles	—	100,250	—
Impairment of long-lived assets	—	2,564	—
Impairment of goodwill and long lived assets of discontinued operations	6,883	—	—
Gain on settlement of deferred consideration litigation	(20,524)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,307)	6,896	(6,851)
Inventories	24,094	(8,034)	(4,866)
Other assets	1,858	(7,374)	(2,082)
Accounts payable	(18,272)	9,694	11,719
Accrued liabilities	(4,828)	569	3,316
Income tax payable	1,042	(782)	(41)
Deferred revenue	1,365	4,610	1,168
Other current liabilities	(662)	(536)	(6,051)

Net cash used in operating activities	(16,569)	(1,484)	(5,554)
Cash flows from investing activities:
Purchases of property and equipment	(9,215)	(10,942)	(7,867)
Proceeds from sale of property and equipment	73	242	167
Fiberxon acquisition, net of cash acquired	—	—	(19,886)
Proceeds from sale of investments in unconsolidated entities		2,580	—
Investment in restricted time deposits	(486)	(332)	(2,929)
Release of restricted time deposits	129	5,163	—
Purchases of investments	(18,922)	(13,220)	(19,050)
Proceeds from sale or maturity of investments	13,200	8,680	37,073

Net cash used in investing activities	(15,221)	(7,829)	(12,492)
Cash flows from financing activities:
Net proceeds from issuance of Common Stock	47	157	2,060
Cash restricted to collateralize short-term debt	(16,922)	—	—
Purchase of noncontrolling interest	(1,525)	—	—
Borrowings on short-term debt	153,842	122,414	67,268
Payments on short-term debt	(111,544)	(117,438)	(70,934)
Borrowings on long-term debt	—	—	148
Payments on long-term debt	(51)	(136)	(282)

Net cash provided by (used in) financing activities	23,847	4,997	(1,740)
Effect of exchange rate changes on cash and cash equivalents	225	(208)	538

Net decrease in cash and cash equivalents	(7,718)	(4,524)	(19,248)
Less: Net increase (decrease) in cash and cash equivalents of discontinued operations	4,304	13	(62)

Net decrease in cash and cash equivalents of continuing operations	(12,022)	(4,537)	(19,186)
Cash and cash equivalents, beginning of year	67,931	72,468	91,654

Cash and cash equivalents, end of year	$55,909	$67,931	$72,468

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$2,419	$3,208	$3,432
Cash paid during year for interest — discontinued operations	107	454	447

Cash paid during year for interest — Total	$2,526	$3,662	$3,879

Cash paid during year for income taxes — continuing operations	$2,490	$3,941	$5,106
Cash paid during year for income taxes — discontinued operations	863	828	2,198

Cash paid during year for income taxes — Total	$3,353	$4,769	$7,304

Non-cash transactions:
Issuance of Common Stock for conversion of debt to equity	$—	$—	$28,025
Issuance of Common Stock and stock options in connection with acquisition of Fiberxon	$—	$—	$78,783
Deferred purchase price obligation in connection with acquisition of Fiberxon	$—	$—	$31,500

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes to Financial Statements

December 31, 2009

1. Description of Business and Basis of Presentation

Description of Business

        MRV Communications, Inc. ("MRV" or "the Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, enterprises and governments throughout the world. MRV's products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. The Company markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. MRV conducts its business along three principal segments: the Network Equipment group; the Network Integration group; and the Optical Components group. MRV's Network Equipment group designs, manufactures and sells equipment used by commercial customers, governments, aerospace, defense, and telecommunications service providers. Products include switches, routers, physical layer products and out-of-band management products, specialized networking products and other applications including voice and cellular communication. The Europe-based Network Integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors as well as products developed and manufactured by the Network Equipment group. MRV's Optical Components segment provides optical communications components for metropolitan, access and Fiber-to-the-Premises applications substantially through our wholly-owned subsidiary Source Photonics.

        The Company has incurred net losses attributable to MRV of $3.5 million, $123.2 million, and $19.1 million in the three years ended December 31, 2009, 2008 and 2007, respectively and has an accumulated deficit of $1.3 billion at December 31, 2009. At December 31, 2009, cash, cash equivalents, restricted time deposits and marketable securities totaled $92.5 million. Management believes these existing funds will allow the Company to meet its future estimated capital needs. Should the Company fail to generate sufficient cash flow from operations or otherwise have the capital resources to meet future capital needs, it may seek to raise additional financing. There can be no assurance that any additional financing will be available on acceptable terms, or at all. Should this be the case, the ability to fund operations, satisfy obligations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures, could be significantly limited.

Basis of Presentation

        MRV's fiscal year is based on the calendar year ending on December 31. The accompanying financial statements include the accounts of MRV and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105 Generally Accepted Accounting Principles ("ASC 105") which establishes the ASC as the single source of authoritative U.S. GAAP for non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. As of July 1, 2009, the Company adopted ASC 105, which

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

1. Description of Business and Basis of Presentation (Continued)

supersedes all existing non-SEC accounting and reporting standards, and all corresponding references in the Company's notes to the audited financial statements reflect the adoption of this standard.

        The presentation of prior years' financial statements and disclosures has been conformed to the current presentation proscribed by ASC 810-10 Noncontrolling Interests in Consolidated Financial Statements. See Note 20 "Noncontrolling Interests" for further discussion.

        On December 24, 2009, the Company entered into an agreement to divest its 90% ownership in EDSLan, a communication equipment distribution company located in Milan, Italy, and part of the Network Integration segment. The historical financial results of EDSLan have been reclassified as discontinued operations for all periods presented as set forth in this Form 10-K. The related assets and liabilities of EDSLan have been classified as held for sale in the Balance Sheet. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying statement of Cash Flows. For the fiscal year 2009, the Company recognized a loss related to the write down of the assets of EDSLan to their net realizable value. See Note 3 "Discontinued Operations" for further discussion.

        The results of Fiberxon, integrated into Source Photonics, have been included in the consolidated financial statements beginning with the acquisition date of July 1, 2007. See Note 17 "Acquisition" for further discussion.

2. Summary of Significant Accounting Policies

Foreign Currency

        Transactions originally denominated in other currencies are converted into functional currencies in accordance with ASC 830-10 Foreign Currency Translation. Increases or decreases in the expected amount of cash flows upon settlement of the transaction caused by changes in exchange rates are recorded as foreign currency gains and losses and are included in other income, net.

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

Revenue Recognition

        MRV's major revenue-generating products consist of fiber optic components, switches and routers, console management, and physical layer products. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company the Company uses to deliver the

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, the Company generally recognizes revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. The Company records a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time changes are made to the distributor price book. The Company monitors product returns and potential price adjustments on an ongoing basis and estimates future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.

        Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, the Company applies the provisions of ASC 985 Software to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

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

Restricted Time Deposits

        Restricted time deposits represent investments that are restricted as to withdrawal or use and are primarily in foreign subsidiaries. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. The Company had bank loans secured by restricted time deposits of $16.9 million at December 31, 2009 that, pursuant to the loan agreement, will be directly used to repay the loans when the time deposits and underlying bank loans mature. When investments in restricted time deposits are directly related to an underlying bank loan and the restricted funds will be used to repay the loans, the investment and the subsequent release of the restricted time deposit are treated as financing activities in the Company's Statement of Cash Flows. The other investments in and releases of

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

restricted time deposits in 2009 are included in investing activities because the funds are invested in certificates of deposit. In prior periods, other investments in and releases of restricted time deposits were included in cash flows from operating activities. The prior period amounts of other investments in and releases of restricted time deposits have been reclassified to investing activities to conform to the current period presentation.

        The following tables reconcile the amounts previously reported to the current presentation (in thousands):

Cash flows from operating activities:	2008	2007
Net cash provided by (used in) operating activities, as previously reported	$3,347	$(8,483)
Reclassification	(4,831)	2,929

Net cash used in operating activities	$(1,484)	$(5,554)

Cash flows from investing activities:	2008	2007
Net cash used in investing activities, as previously reported	$(12,660)	$(9,563)
Reclassification	4,831	(2,929)

Net cash used in investing activities	$(7,829)	$(12,492)

Marketable Securities

        MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of December 31, 2009 and 2008. Unrealized gains (loss) at December 31, 2009 and 2008 were $(114,000) and $57,000, respectively. Proceeds from sales of marketable securities were $13.2 million and $8.7 million for the years ended December 31, 2009 and 2008, respectively. Marketable securities mature at various dates through 2010.

        Marketable securities consisted of the following (in thousands):

December 31:	2009	2008
U.S. government issues	$12,081	$11,296
Corporate issues	5,798	999

Total	$17,879	$12,295

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

        Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. MRV evaluates the collectability of accounts receivable based on a combination of factors. If the Company becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount which

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

is reasonably believed to be collected from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

        The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charged to expense	Other	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2007	$5,592	(216)	1,179	(1,114)	—	$5,441
December 31, 2008	$5,441	3,378	—	(867)	(127)	$7,825
December 31, 2009	$7,825	77	—	(2,446)	52	$5,508

        During the year ended December 31, 2007, $1.2 million of the increase in allowance was recorded as a result of the opening balance of Fiberxon; see Note 17 "Acquisition" for further discussion. As of December 31, 2009, amounts due from each of Huawei Technologies Co., Ltd. and Telecom Italia S.p.A. exceeded 10% of gross accounts receivables, and accounted for 26% of gross trade receivables on a combined basis. Huawei is a customer from the Optical Components group and Telecom Italia is a customer from the Network Integration group. No customers that exceeded 10% of gross accounts receivables at December 31, 2008.

Inventories

        Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. At each balance sheet date, MRV evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, the Company maintains reserves for excess and obsolete inventory and the inventory balances are reported net of reserves. If future demand or market conditions are less favorable than our projections, or if the market value falls below historical cost, a write down of inventory is made and reflected in cost of goods sold in the period the revision is made.

        Net inventories consisted of the following (in thousands):

December 31:	2009	2008
Raw materials	$30,523	$36,997
Work-in process	8,926	19,839
Finished goods	22,354	27,424

Total	$61,803	$84,260

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the changes in the inventory reserve (in thousands):

Description	Balance at beginning of period	Charged to expense	Other		Deductions	Effect of foreign currency exchange rates	Balance at end of period
Inventory reserve
Year ended:
December 31, 2007	$30,086	2,886	2,957	(1)	(7,118)	—	$28,811
December 31, 2008	$28,811	7,577	—		(3,865)	191	$32,714
December 31, 2009	$32,714	1,886	—		(7,937)	207	$26,870

(1)
Amounts represent Fiberxon opening balances. See Note 17 "Acquisition" for further discussion of the Fiberxon acquisition.

Property and Equipment

        Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income, net, in the accompanying Statements of Operations.

        Property and equipment consisted of the following (in thousands):

December 31:	2009	2008
Property and equipment, at cost:
Machinery and equipment	$54,080	$53,775
Computer hardware and software	18,636	18,970
Leasehold improvements	8,484	8,671
Furniture and fixtures	4,811	5,107
Building	1,783	1,753
Construction in progress	2,855	4,454
Land	352	346

Total property and equipment, at cost	91,001	93,076
Less — accumulated depreciation and amortization	(67,278)	(70,574)

Total	$23,723	$22,502

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

        Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	1	10
Computer hardware and software	1	8
Leasehold improvements	1	12
Furniture and fixtures	1	15
Building	33	33

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $7.2 million $7.1 million and $5.8 million, respectively.

Goodwill and Other Intangibles

        In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV's annual impairment review date is October 1. Reviews for impairment are performed at MRV's three reporting units: the Network Equipment group, the Network Integration group, and the Optical Components group. Intangible assets that are determined to have definite lives are amortized over their useful lives; refer to Note 4, "Goodwill and Other Intangible Assets" for further information.

Investments

        MRV accounts for investments in unconsolidated entities in accordance with ASC 323 Investments — Equity Method and Joint Ventures. Unconsolidated investments, for which the Company does not have the ability to exercise significant influence over operating and financial policies, are accounted for under the cost method. The Company accounts for investments for which MRV has the ability to exercise significant influence in terms of operating and financial policies, under the equity method. All unconsolidated investments in which the Company owns greater than 20% of the voting stock are accounted for under the equity method. Cost and equity method investments totaled $2.5 million and $3.0 million as of December 31, 2009 and 2008, respectively, and are included in non-current other assets in the accompanying Balance Sheets.

        Under the cost and equity method, a loss in value of an investment, which is deemed to be other than a temporary decline, is recognized. Evidence of a loss in value might include absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

Impairment of Long-Lived Assets

        MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

an asset may be impaired. The Company takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. In 2008, the Company recognized a $2.6 million impairment charge related to fixed assets in its Source Photonics subsidiary included in the Optical Components segment. There was no impairment loss on tangible assets for the years ended December 31, 2009 or 2007.

Fair Value of Financial Instruments

        MRV's financial instruments, including cash and cash equivalents, restricted time deposits, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair market value. The fair value of long-term debt obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

        ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a three-level hierarchy that prioritizes the use of observable inputs, such as quoted prices in active markets, and minimizes the use of unobservable inputs, to measure fair value. All of MRV's assets and liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. MRV adopted the provisions of ASC 820-10, effective January 1, 2008, for its financial assets and liabilities and the adoption did not have a material impact on MRV's consolidated financial statements. In February 2008, the FASB delayed the effective date of ASC 820-10 to January 1, 2009 with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

        In determining the fair value of its financial assets and liabilities, the Company uses various valuation approaches. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

        The Company's available-for-sale securities are comprised of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of very similar securities which are considered Level 1 category items. There were no material re-measurements to fair value during the year ended December 31, 2009 of financial assets and liabilities that are not measured at fair value on a recurring basis.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

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

Software Development Costs

        In accordance with ASC 985-20 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs when a working model is completed. After technological feasibility is established, additional costs are capitalized.

        MRV believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.

Sales and Marketing

        Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2009, 2008 and 2007, advertising and tradeshow costs were $1.9 million, $2.3 million and $2.2 million, respectively.

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

Net Income (Loss) Per Share

        Basic net income (loss) per share attributable to MRV is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

attributable to MRV is computed using the weighted average number of shares of Common Stock and dilutive potential shares of Common Stock outstanding during the period. Dilutive potential shares of Common Stock primarily consist of employee stock options and warrants.

        ASC 260-10 Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by MRV, be treated as potential shares of Common Stock outstanding in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service not yet recognized, and the amount of income tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce income taxes payable are assumed to be used to repurchase shares.

        Income from continuing operations, loss from discontinued operations, and net loss for the year ended December 31, 2009 resulted in the calculation per share amounts using basic weighted average shares outstanding of 157.5 million and diluted weighted average shares outstanding of 157.7 million, including outstanding stock options of 0.1 million shares. Income from continuing operations, loss from discontinued operations, and net loss for the years ended December 31, 2008 and 2007, resulted in the calculation of per share amounts using basic and diluted weighted average shares outstanding of 157.3 million and 140.1 million shares, respectively. Outstanding stock options and warrants to purchase 1.1 million and 2.6 million shares for the years 2008 and 2007, respectively, were not included in the computation of diluted per share amounts because such stock options and warrants were considered anti-dilutive.

Share-Based Compensation

        As discussed in Note 14 "Share-Based Compensation", the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV's best estimates. Those estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 14 for a further discussion on share-based compensation and assumptions used.

Recently Issued Accounting Standards

        In June 2009, the FASB issued ASC 810-10 ("ASC 810-10") Consolidations providing (a) guidance on identifying variable interest entities and determining whether such entities should be consolidated; (b) general consolidation guidance; and (c) guidance on the consolidation of entities controlled by contract. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impacts the other entity's economic performance. ASC 810-10 became effective for the Company beginning January 1, 2010. The adoption of ASC 810-10 did not have a material impact on the Company's financial condition, results of operations or liquidity.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

        ASC 810-10-45 Consolidations ("ASC 810-10-45") requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. The adoption of ASC 810-10-45 on January 1, 2009 resulted in a change in the presentation of minority interests in subsidiaries, which were retrospectively reclassified to noncontrolling interests within equity. In addition, the Company reclassified prior period's income attributable to noncontrolling interests in the Statement of Operations and statement of cash flows to conform to the current period's presentation.

        In May 2009, the FASB issued ASC 855-10 Subsequent Events, which establishes general standards of accounting treatment and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the topic focuses on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. MRV adopted ASC 855-10 on July 1, 2009; adoption did not result in a material impact on the Company's financial condition, results of operations or liquidity.

        In June 2009, the FASB issued ASC 860 Transfers and Servicing which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASC 860 is effective for interim and annual reporting periods ending after November 15, 2009 and will be applied prospectively. MRV adopted the provisions of ASC 860 on January 1, 2010; the application of ASC 860 did not have a material impact on the Company's financial condition, results of operations or liquidity.

        In October 2009, the FASB amended the guidance for ASC 605 Revenue Recognition. The amendments establish a hierarchy for determining the selling price of a deliverable in a multiple-element deliverable revenue arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally on the basis of the selling price of each deliverable. The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier adoption permitted. MRV believes that the adoption of this new standard may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

3. Discontinued Operations

        On December 24, 2009, the Company entered into an agreement to divest its 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. The purchase agreement provided for the following: a) the payment from EDSLan to MRV of a dividend of two million euro, b) the sale of the Company's shares of EDSLan for six million euro, c) payment by the buyers of 250,000 euros of the investment banker's fees, and d) the cancellation of a put option requiring MRV to pay $917,000 to a member of EDSLan management to acquire 3.33% of EDSLan by December 31, 2009. The sale was completed on January 7, 2010. The Company has reflected the results of this business as discontinued operations in the consolidated statement of operations for all years presented. EDSLan was historically recorded in the Network Integration segment. The Company has recorded a loss of $6.9 million in 2009 to write down the assets of EDSLan to their net realizable value, including a goodwill impairment of $2.4 million.

        Results of discontinued operations consisted of (in thousands):

Years ended December 31:	2009	2008	2007
Revenue	$61,560	$72,569	$69,593

Income before income taxes	2,038	2,217	2,862
Provision for income taxes	927	1,215	1,343

Income from operations of discontinued operations	1,111	1,002	1,519
Write-down to estimated net realizable value	(6,883)	—	—

Net income (loss) from discontinued operations, net of income taxes	$(5,772)	$1,002	$1,519

        The assets and liabilities of EDSLan are reflected as discontinued operations held for sale in the Consolidated Balance Sheets as of December 31, 2009 and 2008 and consisted of (in thousands):

December 31:	2009	2008
Cash and cash equivalents	$4,323	$19
Accounts receivable, net	28,946	30,978
Inventories	5,326	8,211
Deferred income taxes	580	34
Other current assets	465	767

Total current assets	39,640	40,009
Property and equipment, net	—	2,987
Goodwill	—	2,397
Other assets	—	45

Total assets	$39,640	$45,438

Short-term loans	$9,583	$8,371
Accounts payable	13,153	14,100
Accrued liabilities	2,517	2,355
Deferred revenue	144	110
Non-current liabilities	1,712	1,202

Total liabilities	$27,109	$26,138

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

3. Discontinued Operations (Continued)

        The Company's Network Equipment group has sold product to EDSLan totaling $0.8 million, $1.3 million, and $1.1 million during 2009, 2008 2007, respectively. In connection with the sale, the Company entered into a distribution agreement with EDSLan under which EDSLan will purchase a minimum of 2 million euros of the Company's products over the next three years.

4. Goodwill and Other Intangible Assets

        In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives are amortized over their useful lives.

        The following table summarizes the changes in carrying value of goodwill (in thousands):

	Gross	Accumulated Impairment	Net
At January 1, 2008	$423,706	$(297,620)	$126,086
Impairment		(100,250)	(100,250)
Currency fluctuation	(1,196)		(1,196)

At December 31, 2008	422,510	(397,870)	24,640
Currency fluctuation	1,067	—	1,067

At December 31, 2009	$423,577	$(397,870)	$25,707

        Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets. MRV performs an annual impairment test as of October 1 each year. A two-step test is used to identify the potential impairment and to measure the amount of the impairment, if any. The first step is based upon a comparison of the fair value of each of the Company's reporting units, as defined, and the carrying value of each reporting unit's net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired; otherwise goodwill is impaired and the loss is measured by performing step two of the test. Under step two the fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the assets of the reporting unit, is compared to the carrying value of goodwill. The excess of the carrying value of goodwill over the implied fair value represents the amount of goodwill which is impaired.

        MRV used an Income Approach — Discounted Cash Flow model to calculate the estimated fair value of the reporting units. Discounted cash flows were compiled using cash forecasts for each reporting unit, consistent with data obtained from industry analysts and internal consultations. The forecasts used a combination of past results, current and future economic factors, the Company's strategy for the future, strategic growth by geographic operating units, as well as feedback received as to analysts' expectations and industry reports. Based upon this two-step process, the Company determined that there was no goodwill impairment as of December 31, 2009.

        The Company determined that its Optical Components group failed the first step as of October 1, 2008. Upon further review and updates as of December 31, 2008, based on declines in the market, the Networking Equipment and the Optical Components groups failed the first step impairment assessment. Based on the Company's step two analyses for these reporting units, management determined that

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

4. Goodwill and Other Intangible Assets (Continued)

$93.9 million and $6.4 million in goodwill impairment should be recorded related to the Optical Components group and the Networking Equipment group, respectively, as of December 31, 2008.

        Other intangibles assets primarily consists of the intangibles assets identified as a result of the acquisition of Fiberxon on July 1, 2007. The following table summarizes other intangible asset balances at December 31, 2009 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$8,500	$(3,864)	$4,636
Customer backlog	600	(600)	—
Customer relationships	4,800	(2,133)	2,667

Total other intangible assets	$13,900	$(6,597)	$7,303

        The following table summarized other intangible asset balances at December 31, 2008 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$8,500	$(2,318)	$6,182
Customer backlog	600	(600)	—
Customer relationships	4,800	(1,422)	3,378

Total other intangible assets	$13,900	$(4,340)	$9,560

        Amortization of other intangibles was $2.3 million, $2.4 million, and $1.9 million for the years ended December 31, 2009, 2008, and 2007, respectively; see Note 17, "Acquisition" for further discussion. The following table summarizes the estimated amortization for other intangibles over their remaining lives (in thousands):

Year ending December 31:
2010	$2,079
2011	1,901
2012	1,901
2013	356
2014	338
Thereafter	728

Total	$7,303

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

5. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

December 31:	2009	2008
Payroll and related	$18,670	$20,934
Professional fees	2,626	2,416
Non-income taxes	3,281	363
Product warranty	3,588	2,604
Deferred rent	933	1,322
Other	6,905	11,193

Total	$36,003	$38,832

6. Income Taxes

        The provision for income taxes consists of the following (in thousands):

Years ended December 31:	2009	2008	2007
Current:
Federal	$—	$—	$—
State	67	18	—
Foreign	5,013	3,546	4,023

Total current	5,080	3,564	4,023
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	265	(1,628)	(1,142)

Total deferred	265	(1,628)	(1,142)

Total	$5,345	$1,936	$2,881

        The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

Years ended December 31:	2009	2008	2007
Income tax provision (benefit, at statutory federal rate)	34%	(34)%	(34)%
State and local income taxes, net of federal income taxes effect	(2)	1	(2)
Credits	(5)	0	(7)
Permanent differences	21	30	14
Fiberxon settlement	(79)	0	0
Foreign taxes at rates different than domestic rates	(10)	2	(1)
Expired capital loss carry forwards	49	15	551
Change in valuation allowance	48	(12)	(505)

Total	56%	2%	16%

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

6. Income Taxes (Continued)

        The components of deferred income taxes consist of the following (in thousands):

December 31:	2009	2008
Allowance for doubtful accounts	$567	$937
Inventory reserve	2,838	2,899
Accrued liabilities	5,716	6,045
Other	7,676	7,278

	16,797	17,159
Valuation allowance	(13,580)	(15,064)

Net current deferred income tax assets	3,217	2,095
Net operating losses	101,461	95,977
Tax credits	10,407	10,957
Depreciation and amortization	(1,585)	245
Investments	(28)	(28)
Capital loss carry forwards	0	5,776
Other	(411)	(1,335)

	109,844	111,592
Valuation allowance	(109,659)	(110,112)

Net long-term deferred income tax asset	185	1,480

Total	$3,402	$3,575

        MRV records valuation allowances against deferred income tax assets, when necessary, in accordance with ASC 740 Accounting for Income Taxes. Realization of deferred income tax assets, such as net operating loss ("NOL") carry forwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During 2009 the Company released the valuation allowance of $4.5 million related to capital loss carry forwards which expired. During 2009, the Company also released valuation allowance of $2.3 million related to operations in certain foreign jurisdictions based on an assessment that future benefits will be realized through future expected profits. During 2009 and 2008, the Company recorded an additional valuation allowance totaling $5.0 million and $4.3 million, respectively, against additional deferred income tax assets, principally domestic net operating losses and unrealized income tax credits due to a history of net losses. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized.

        As of December 31, 2009, MRV had federal, state, and foreign NOL carry forwards available of $228.6 million, $142.8 million and $96.7 million, respectively. For the year ended December 31, 2009, federal net operating loss carry forwards increased by $32.0 million, and state net operating loss carry forwards decreased by $12.3 million. For federal and state income tax purposes, the net operating

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

6. Income Taxes (Continued)

losses are available to offset future taxable income through 2029. Certain foreign net operating loss carry forwards and tax credits are available indefinitely. As of December 31, 2009, federal, state, and foreign income tax credits amounted to $6.8 million, $5.3 million, and $0.5 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2020 and 2012, respectively.

        Under the provisions of ASC 718 Compensation — Stock Compensation, MRV recognizes tax benefits associated with the exercise of stock options and vesting of restricted share units directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from tax benefits occurring from January 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2009, deferred tax assets do not include $0.8 million of loss carryovers from share-based compensation.

        MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2009, MRV had approximately $84.7 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

        In the event actual cash needs of the Company's U.S. entities exceeds current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense.

        With limited exception, the Company is no longer subject to U.S. federal audits by taxing authorities for years through 2005 and certain state, local and foreign income tax audits through 2003 to 2005. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was needed or recorded under ASC 740, as the topic relates to accounting for uncertainty in income taxes as of December 31, 2009.

        The Company recognized an income tax expense of $0.9 million, $1.2 million, and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively related to discontinued operations. At December 31, 2009 and 2008, net deferred tax assets amounted to $580,000 and $34,000, respectively, which are primarily composed of various short term accruals and reserves.

7. Short-Term Debt

        Short-term debt consists of secured and unsecured lines of credit, short-term loans and notes entered into with certain financial institutions. As of December 31, 2009 and 2008, short-term debt totaled $66.1 million and $24.5 million, respectively. Certain assets of our subsidiaries including customer accounts receivables have been pledged as collateral on these borrowings. Short-term debt bears interest ranging from 1.8% to 6.3%, and the weighted average interest rates were approximately 2.1% and 5.5% as of December 31, 2009 and 2008, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

7. Short-Term Debt (Continued)

        Short-term debt at December 31, 2009 includes $9.7 million as a result of the sale of notes receivable with recourse. One of the major customers of the Company's subsidiary Source Photonics settles its accounts receivable by issuing short term notes. Source Photonics sells the notes to its bank with or without recourse, depending on the type of the note received. When the Company sells the notes with recourse, they are recorded in other current assets, and an equivalent liability is recorded in short-term debt on the Company's balance sheet until the customer pays the holder of the note.

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

        Foreign Exchange Contracts.    Certain foreign offices of MRV enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of December 31, 2009, and 2008, there were no outstanding foreign currency contracts.

        Interest Rate Swaps.    A foreign office of MRV manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of December 31, 2009 and 2008 this foreign office did not have any interest rate swaps outstanding. One interest rate swap through the foreign office matured in June 2008. Unrealized gains on these interest rate swaps for the year ended December 31, 2007 was $552,000, which have been recorded in interest expense.

9. 401(k) Plan

        MRV sponsors a 401(k) plan (the "Plan") to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the Plan on a pretax basis. The Company matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees. Matching contributions to the Plan totaled $870,000, $991,000, and $554,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

10. Convertible Debt

        In June 2003, MRV completed the sale of $23.0 million principal amount of 5% convertible notes due in 2008 (the "2003 Notes"), to Deutsche Bank AG, London Branch, in a private placement. Interest expense related to these 2003 Notes amounted to $751,000 for the year ended December 31, 2007. On August 10, 2007, MRV executed a Securities Exchange Agreement exchanging the 2003 Notes for

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

10. Convertible Debt (Continued)

11.9 million shares of MRV's Common Stock. As a result of executing the Securities Exchange Agreement, MRV's obligations related to the convertible notes, Securities Purchase Agreement, and the Registration Rights Agreement terminated effective August 10, 2007.

        MRV recorded the $4.9 million cost of debt conversion in accordance with the guidance provided in ASC 470-20 Induced Conversions of Convertible Debt. The $4.9 million cost of debt conversion arose as a result of issuing 2.0 million additional shares of Common Stock in excess of the terms required by the 2003 Notes. Additional paid in capital of $28.0 million was recorded in the balance sheet and $48,000 in interest was recorded in interest expense for the year ended December 31, 2007.

11. Commitments and Contingencies

Lease Commitments

        MRV leases all of its facilities and certain equipment under non-cancelable operating lease agreements expiring in various years through 2017. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2009 (in thousands):

Years ending December 31,
2010	$6,454
2011	5,254
2012	4,669
2013	3,239
2014	2,598
Thereafter	8,668

Total	$30,882

        Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2009, 2008 and 2007, was $7.6 million, $8.5 million and $6.9 million, respectively.

Royalty Commitment

        Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2% to 5% of sales of such products developed with the participation, up to the cost of such participation. The remaining future obligation as of December 31, 2009 is $335,000, which is contingent on generating sufficient sales of this selected product line. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2009, 2008 or 2007.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

11. Commitments and Contingencies (Continued)

Litigation

        MRV has accrued a liability for a potential deferred consideration payment related to the acquisition by MRV of Fiberxon in July 2007. On March 25, 2009, MRV filed a complaint in the Superior Court of Los Angeles County, California, against former executives, directors and stockholders of Fiberxon seeking to recover damages in connection with the sale of Fiberxon to MRV in excess of the $31.5 million of potential deferred consideration to be paid in connection with the acquisition of Fiberxon. On December 20, 2009, MRV entered into a Settlement Agreement and Release (the "Settlement Agreement"), with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the Settlement Agreement, MRV has fully settled any obligation to pay the first $18 million that was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, approximately 33% of the $13.5 million remains in potential dispute. The Company recorded a $20.5 million gain during 2009 for the reduction of the deferred payment obligation resulting from the settlement. Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement, and recently initiated litigation in Beijing, PRC. Another former stockholder is anticipated to join the litigation. The Company and certain related co-defendants have not yet been served with this complaint, however a review of its allegations indicates that it sets forth a claim for approximately $1.7 million which is these former stockholders pro rata amount of the $13.5 million portion of the potential deferred compensation.

        In connection with the Company's past stock option grant practices, MRV and certain of its current and former directors and officers have been subjected to a number of ongoing stockholder lawsuits. Between June 10, 2008 and August 15, 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a), of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in MRV's press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. The plaintiffs in the securities class action lawsuits have tentatively agreed to a settlement of $10 million, which the Company expects to be paid by its director and officer insurance policies. The parties to the securities class action lawsuits are preparing a stipulation of settlement which they expect to submit to the Court on or before March 19, 2010. The Company and plaintiffs in the federal and California state derivative lawsuits have attended two mediations but have not been successful in reaching a settlement on these claims. The Company has filed a motion to dismiss the federal derivative claims. This motion is fully

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

11. Commitments and Contingencies (Continued)

briefed and set for a hearing in the District Court on March 15, 2010. The Company also plans to file a demurrer (e.g., motion to dismiss) in the California derivative lawsuit on or before March 22, 2010. There is no hearing date yet set for this anticipated motion.

        From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with International Business Machines, Alcatel-Lucent, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc., The Lemelson Foundation, Finisar Corporation and Apcon, Inc. in the past. In addition, Finisar filed a lawsuit against MRV, Source Photonics and two other competitors in January 2010 alleging that each defendant's optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys' fees, costs and interest.

        MRV has been named as a defendant in lawsuits involving matters that the Company considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

12. Product Warranty and Indemnification

        As of December 31, 2009 and 2008, MRV's product warranty liability recorded in accrued liabilities was $3.6 million and $2.6 million, respectively. The following table summarizes the activity related to the product warranty liability (in thousands):

	Balance at beginning of period	Charged to expense	Other		Deductions	Balance at end of period
December 31, 2007	$2,291	779	81	(1)	(604)	$2,547
December 31, 2008	$2,547	584	—		(526)	$2,605
December 31, 2009	$2,605	1,612	—		(629)	$3,588

(1)
Amount represents Fiberxon's opening balance. See Note 17, "Acquisition" for further discussion of the Fiberxon acquisition.

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

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

12. Product Warranty and Indemnification (Continued)

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

Stock Repurchase Program

        In 2002, MRV's Board of Directors approved a program to repurchase up to 7.0 million shares of MRV Common Stock. Through December 31, 2009, the Company has repurchased a total of 1.4 million shares at a cost of $1.4 million under this program. The Company has not repurchased any shares during the years ended December 31, 2009, 2008 or 2007.

Stock Options and Warrants

        MRV's stock option and warrant plans provide for granting options and warrants to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for us. Under these plans, stock options and warrant exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant. The options and warrants generally vest over three to five years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The Company's 2007 Omnibus Plan provides for granting nonstatutory options, and is at the discretion of the Board of Directors. As of December 31, 2009, 10.7 million options to purchase shares of Common Stock were available for future awards under the plan. See Note 14 "Share-Based Compensation" for additional discussion.

14. Share-Based Compensation

        The Company recognizes compensation expense on awards that are ultimately expected to vest, under ASC 718 Compensation — Stock Compensation, using a straight-line amortization method based on the grant date estimated fair value method under ASC 718, reduced for estimated forfeitures. The

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

14. Share-Based Compensation (Continued)

following table summarizes the impact on our results of operations of recording share-based compensation (in thousands):

Years ended December 31,	2009	2008	2007
Cost of goods sold	$207	$370	$469
Product development and engineering	495	1,304	1,316
Selling, general and administrative	1,518	2,574	3,347

Total share-based compensation expense	$2,220	$4,248	$5,132

        The amount of share-based compensation expense capitalized as part of inventory was insignificant for all periods presented. The weighted average fair values of awards granted during the years ended December 31, 2009, 2008 and 2007 were $0.57, $0.88 and $1.64 per share, respectively. The total fair value of shares vesting during the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $4.0 million and $3.8 million, respectively. For the years ended December 31, 2009, 2008, and 2007, the income tax benefits realized from exercised stock options and similar awards was immaterial. As of December 31, 2009, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $2.2 million which is expected to be amortized over a weighted-average period of 1.7 years.

Valuation Assumptions

        MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes model requires the use of subjective assumptions, including the option's expected life and the underlying stock price volatility. The Company assumes that future volatility approximates historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during each of the following years:

	2009	2008	2007
Risk-free interest rate	2.2%	3.2%	4.8%
Dividend yield	0%	0%	0%
Volatility	95.4%	67.7%	74.4%
Expected life	5.0 yrs	5.0 yrs	4.9 yrs

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

14. Share-Based Compensation (Continued)

Share-Based Payment Award Activity

        The following table summarizes option share-based payment award activity for the two-year period ended December 31, 2009 (in thousands, except per share amounts):

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2008	14,722	$2.74
Granted	1,339	$1.50
Exercised	(320)	$0.49
Cancelled and forfeited	(1,161)	$3.02

Outstanding, December 31,2008	14,580	$2.66
Granted	235	$0.78
Exercised	(171)	$0.28
Cancelled and forfeited	(1,133)	$2.51

Outstanding, December 31, 2009	13,511	$2.67	5.40	$88

Vested and expected to vest, December 31, 2009	13,511	$2.67	5.40	$88

Exercisable, December 31, 2009	10,906	$2.82	4.86	$88

        The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $0.71 at December 31, 2009, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.

        The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2009 (in thousands, except years and per-share amounts):

Range of Exercise prices	Options outstanding as of December 31, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2009	Weighted average exercise price of exercisable options
$0.27 - $1.10	2,019	3.73	$0.86	1,701	$0.87
$1.11 - $1.49	1,573	6.91	$1.39	735	$1.28
$1.50 - $2.13	1,366	5.45	$1.93	1,295	$1.95
$2.14 - $2.48	1,445	6.66	$2.40	1,167	$2.40
$2.49 - $2.63	1,889	7.32	$2.62	943	$2.62
$2.64 - $2.99	1,746	4.57	$2.84	1,736	$2.84
$3.00 - $3.43	1,628	4.69	$3.21	1,523	$3.20
$3.44 - $6.98	1,691	4.66	$4.07	1,652	$4.08
$6.99 - $10.47	5	1.32	$10.47	5	$10.47
$10.48 - $27.91	149	0.87	$26.30	149	$26.30

$0.27 - $27.91	13,511	5.40	$2.67	10,906	$2.82

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

14. Share-Based Compensation (Continued)

        The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2009	2008	2007
Total intrinsic value of stock options exercised	$40	$311	$2,247
Cash received from stock options exercised	$47	$157	$2,059

15. Segment Reporting and Geographical Information

        MRV divides and operates its business based on three segments: the Network Equipment group; the Network Integration group; and the Optical Components group. The Network Equipment group designs, manufactures and distributes optical networking solutions and Internet infrastructure products. The Network Integration group provides value-added integration and support services for customers' networks. The Optical Components group designs, manufactures and distributes optical components and optical subsystems.

        The accounting policies of the segments are the same as those described in the summary of significant accounting polices in Note 2. MRV evaluates segment performance based on revenues, gross profit and operating income of each segment. As such, there are no separately identified segment statements of operations data below operating income.

        The following summarizes business segment revenues, including intersegment revenues (in thousands):

Years ended December 31:	2009	2008	2007
Network Equipment group	$104,488	$125,556	$105,357
Network Integration group	143,345	153,278	144,678
Optical Components group	210,626	201,588	144,860
All others	310	241	114

	458,769	480,663	395,009
Intersegment adjustment	(10,649)	(13,842)	(14,976)

Total	$448,120	$466,821	$380,033

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

        One customer generated $43.1 million revenues, or 10% of total revenues for the year ended December 31, 2009. Another customer generated $38.8 million revenues, or 10% of total revenues for the year ended December 31, 2007. Both customers contributed to the Optical Components group

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

15. Segment Reporting and Geographical Information (Continued)

revenues for the respective periods. No single customer accounted for 10% or more of total revenues for the year ended December 31, 2008.

        As of December 31, 2009, amounts due from two customers exceeded 10% of gross accounts receivables, and accounted for 26% of gross trade receivables on a combined basis; one customer from the Optical Components group and the other customer from the Network Integration group. There were no single customers that exceeded 10% of gross accounts receivables at December 31, 2008.

        The following table summarizes segment revenues, excluding intersegment sales, by geographical region (in thousands):

Years ended December 31:	2009	2008	2007
Network Equipment group:
United States.	$49,383	$57,979	$45,593
Americas, excluding the United States.	697	653	6,017
Europe	39,500	46,055	35,130
Asia Pacific	7,594	11,244	7,914
Other regions	283	1,048	72

Total Network Equipment	97,457	116,979	94,726

Network Integration group:
Europe	143,345	153,278	144,530

Total Network Integration	143,345	153,278	144,530

Optical Components group:
United States.	83,594	114,581	86,956
Americas, excluding the United States	2,289	1,175	3,956
Europe	13,131	17,148	10,661
Asia Pacific	108,253	63,642	39,174
Other regions	11	8	23

Total Optical Components	207,278	196,554	140,770

All others:	40	10	7

Total	$448,120	$466,821	$380,033

        The following table is a summary of long-lived assets, consisting of property and equipment, be geographic region (in thousands):

December 31:	2009	2008
Americas	$5,079	$6,212
Europe	5,961	5,293
Asia Pacific	12,683	10,997

Total	$23,723	$22,502

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

15. Segment Reporting and Geographical Information (Continued)

        The following table provides selected Statements of Operations information by business segment (in thousands):

Years ended December 31:	2009	2008	2007
Gross profit
Network Equipment group	$56,353	$67,071	$51,712
Network Integration group	40,933	38,301	33,455
Optical Components group	28,184	29,437	28,133
All others	190	143	68

	125,660	134,952	113,368
Corporate unallocated and intersegment adjustments(1)	154	116	(702)

Total	$125,814	$135,068	$112,666
Depreciation expense
Network Equipment group	$1,681	$1,653	$1,490
Network Integration group	284	286	257
Optical Components group	5,184	5,088	3,994
All others	11	12	22
Corporate	51	44	37

Total	$7,211	$7,083	$5,800
Operating income (loss)
Network Equipment group	$(1,845)	$(1,421)	$(8,276)
Network Integration group	13,821	6,396	6,437
Optical Components group	(8,759)	(110,462)	(1,548)
All others	(1,453)	(1,777)	(1,529)

	1,764	(107,264)	(4,916)
Corporate unallocated operating loss and adjustments(1)	(14,564)	(15,693)	(8,612)

Total	$(12,800)	$(122,957)	$(13,528)

(1)
Adjustments represent the elimination of intersegment revenue and profit in inventory

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

15. Segment Reporting and Geographical Information (Continued)

        The following table provides selected balance sheet information by business segment (in thousands):

December 31:	2009	2008
Additions to fixed assets
Network Equipment group	$1,332	$1,416
Network Integration group	1,323	714
Optical Components group	5,983	8,080
Corporate	241	381
Discontinued operations	336	351

Total	$9,215	$10,942
Total assets
Network Equipment group	$71,893	$78,411
Network Integration group	100,308	94,490
Optical Components group	155,578	133,176
All others	796	17,541
Corporate and intersegment eliminations	29,539	23,830
Discontinued operations held for sale	39,640	45,438

Total	$397,754	$392,886
Goodwill
Network Equipment	$11,628	$11,428
Network Integration	14,079	13,212

Total	$25,707	$24,640

16. Other Income, Net

        Following is a summary of other income, net (in thousands):

Years ended December 31:	2009	2008	2007
Interest income	$633	$1,872	$4,619
Gain (loss) on foreign currency transactions	(489)	189	(1,389)
Other, net	1,054	(358)	561

Total	$1,198	$1,703	$3,791

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

17. Acquisition

        On July 1, 2007, MRV acquired Fiberxon Inc., a privately-held Delaware corporation. Fiberxon developed and manufactured modular optical link interfaces for telecommunication systems and networks, with principal manufacturing operations in PRC. MRV acquired Fiberxon to add an established, vertically integrated manufacturing, sales and distribution model in PRC and strengthen the Company's Optical Component group's positioning in Asia-Pacific, Europe and North America. Source Photonics is a wholly-owned subsidiary of MRV, and MRV combined Fiberxon's business with that of Source Photonics. In exchange for the outstanding capital stock of Fiberxon, MRV agreed to pay consideration composed of (i) approximately $17.7 million in cash, (ii) approximately 18.4 million shares of MRV's Common Stock (excluding 2.8 million shares of MRV's Common Stock underlying the assumption of Fiberxon outstanding stock options), and (iii) an obligation to pay an additional amount of approximately $31.5 million in cash or shares of MRV's Common Stock, or a combination thereof, if Source Photonics did not complete an initial public offering ("IPO") of its Common Stock by March 27, 2009. In such event and in lieu of $31.5 million, the merger agreement called for payment of an amount equal to 9.0% of the product obtained by multiplying (x) the price per share to the public in a Source Photonics IPO, less the discount provided to the underwriters, by (y) the total number of shares of Source Photonics common stock outstanding immediately prior to the effectiveness of the agreement between Source Photonics and the underwriters of a Source Photonics IPO. The merger agreement also allowed for set-off rights against the deferred consideration payment, and an amendment to the merger agreement entered into prior to closing, among other things, increased to $18.0 million the set-off rights available against payment of the deferred consideration payment. Source Photonics did not complete an IPO within the 18-month period which was extended by the amendment and the disputed deferred consideration payment matured in March 2009. In December 2009, MRV entered into a Settlement Agreement regarding the potential deferred consideration which resolved a majority of the outstanding potential liability. The Company has recorded a gain of $20.5 million as a result of the settlement representing the difference between the settlement amount, and the previously accrued estimated potential deferred consideration. As of December 31, 2009, $8.0 million of accrued potential deferred consideration remained, which consisted of payments yet to be made under the Settlement Agreement and unresolved liability with non-settling former stockholders. See Note 11 "Litigation" for additional discussion.

        MRV accounted for the acquisition as a purchase in accordance with the guidance in ASC 805-10 Business Combinations, and the net tangible assets acquired were recorded at fair value on the acquisition date.

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

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

17. Acquisition (Continued)

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

        The Company believes the methodology and estimates used to value the net tangible assets and intangible assets are reasonable. The following table shows the allocation of purchase price (in thousands):

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

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

17. Acquisition (Continued)

        The acquired intangible assets are amortized over their estimated useful lives using the methods presented below:

Developed technology	Straight line method	5.5 years
Customer relationships	Accelerated method	10 years
Customer backlog	Straight line method	6 months

        Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages that MRV expects to realize primarily from Fiberxon's standing in the Chinese telecom industry market. Goodwill has been assigned to the Optical Components segment.

        In connection with the purchase price allocation, the Company recorded a $2.2 million net deferred tax liability. The deferred tax liability arose as a result of the $13.9 million value assigned to identifiable intangible assets, offset by deferred tax assets related to accruals and reserves.

        The following unaudited pro forma condensed combined financial data below is based on current and historical unaudited financial statements of MRV and Fiberxon after giving effect to MRV's acquisition of Fiberxon and the assumptions and adjustments described in this note. For the year ended December 31, 2007, Fiberxon's unaudited statement of operations data reflects its results of operations for the six months period ended June 30, 2007. Fiberxon's results of operations for the six months ended December 31, 2007 are included in MRV's consolidated financial statements subsequent to the acquisition date of July 1, 2007. The unaudited pro forma condensed combined financial data of MRV and Fiberxon reflect results of operations as though the companies had been combined as of the beginning of the period presented (in thousands, except per share data):

Year ended December 31:	2007
Pro forma net revenue	$487,701
Pro forma net loss	$(20,487)
Pro forma net loss per share (basic)	$(0.15)
Pro forma net loss per share (diluted)	$(0.15)

        The unaudited pro forma condensed combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented.

18. Sale of Investments in Unconsolidated Entities

        On December 14, 2009, Broadcom Corporation completed the acquisition of Dune Networks, a privately held company in which MRV held a $0.5 million cost based investment. MRV recorded a $3.5 million gain on sale of the investment for the year ended December 31, 2009. A $4.0 million receivable for the cash proceeds is reflected in other current assets at December 31, 2009. MRV received the cash proceeds from the sale, less amounts retained in escrow, in the first quarter of 2010.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

19. Quarterly Financial Data (Unaudited)

        The following tables summarize MRV's Statements of Operations (in thousands):

Three months ended:	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$103,600	$104,943	$115,131	$124,446
Cost of goods sold	83,021	74,927	80,568	83,790

Gross profit	20,579	30,016	34,563	40,656
Operating expenses:
Product development and engineering	9,145	8,433	9,261	9,896
Selling, general and administrative	25,410	22,874	22,598	28,740
Amortization of intangibles	564	564	564	565

Total operating expenses	35,119	31,871	32,423	39,201

Operating income (loss)	(14,540)	(1,855)	2,140	1,455
Interest expense	(851)	(746)	(671)	(690)
Gain from settlement of deferred consideration obligation	—	—	—	20,524
Gain from sales of investments in unconsolidated entities	—	—	—	3,488
Other income, net	2,396	(1,260)	(203)	265

Income (loss) from continuing operations before income taxes	(12,995)	(3,861)	1,266	25,042
Provision for income taxes	1,867	1,557	1,867	54

Net income (loss) from continuing operations	(14,862)	(5,418)	(601)	24,988

Gain (loss) from discontinued operations	71	267	402	(6,512)

Net income (loss)	$(14,791)	$(5,151)	$(199)	$18,476
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	549	569	316	323
Net income (loss) from discontinued operations attributable to noncontrolling interests	(2)	12	22	15

Net income (loss) attributable to MRV	$(15,338)	$(5,732)	$(537)	$18,138

Net income (loss) from continuing operations attributable to MRV	$(15,411)	$(5,987)	$(917)	$24,665
Net income (loss) from discontinued operations attributable to MRV	$73	$255	$380	$(6,527)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.10)	$(0.04)	$(0.01)	$0.16
From discontinued operations	—	—	—	$(0.04)

Net income (loss) attributable to MRV per share — basic (1)	$(0.10)	$(0.04)	—	$0.12
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.10)	$(0.04)	$(0.01)	$0.16
From discontinued operations	—	—	—	$(0.04)

Net income (loss) attributable to MRV per share — diluted (1)	$(0.10)	$(0.04)	—	$0.11
Basic weighted average shares	157,447	157,530	157,584	157,608
Diluted weighted average shares	157,447	157,530	157,584	157,987

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$107,376	$127,848	$113,515	$118,082
Cost of goods sold	75,564	84,286	83,778	88,125

Gross profit	31,812	43,562	29,737	29,957
Operating expenses:
Product development and engineering	10,587	9,903	9,616	8,640
Selling, general and administrative	25,258	28,373	32,194	30,770
Impairment of goodwill and other intangibles	—	—	—	100,250
Amortization of intangibles	653	653	564	564

Total operating expenses	36,498	38,929	42,374	140,224

Operating income (loss)	(4,686)	4,633	(12,637)	(110,267)
Interest expense	(779)	(894)	(998)	(826)
Gain from sales of investments in unconsolidated entities	—	—	—	2,580
Other income, net	789	533	2,076	(1,695)

Income (loss) from continuing operations before income taxes	(4,676)	4,272	(11,559)	(110,208)
Provision for income taxes	1,151	1,862	(1,503)	426

Net income (loss) from continuing operations	(5,827)	2,410	(10,056)	(110,634)

Gain (loss) from discontinued operations	149	208	308	337

Net income (loss)	$(5,678)	$2,618	$(9,748)	$(110,297)
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	(491)	384	84	63
Net income (loss) from discontinued operations attributable to noncontrolling interests	(9)	13	25	30

Net income (loss) attributable to MRV	$(5,178)	$2,221	$(9,857)	$(110,390)

Net income (loss) from continuing operations attributable to MRV	$(5,336)	$2,026	$(10,140)	$(110,697)
Net income (loss) from discontinued operations attributable to MRV	$158	$195	$283	$307
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.03)	$0.01	$(0.06)	$(0.70)
From discontinued operations	—	—	—	—

Net income (loss) attributable to MRV per share — basic (1)	$(0.03)	$0.01	$(0.06)	$(0.70)
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.03)	$0.01	$(0.06)	$(0.70)
From discontinued operations	—	—	—	—

Net income (loss) attributable to MRV per share — diluted (1)	$(0.03)	$0.01	$(0.06)	$(0.70)
Basic weighted average shares	157,152	157,281	157,418	157,438
Diluted weighted average shares	157,152	160,037	157,418	157,438

(1)
Amounts may not add due to rounding.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

20. Noncontrolling Interests

        ASC Topic 810-10-45 Consolidation ("ASC 810") requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. The adoption of ASC 810 by the Company on January 1, 2009 resulted in a change in the presentation of minority interests in subsidiaries, which were retrospectively reclassified to "noncontrolling interests" within equity. In addition, the Company reclassified prior period's income attributable to noncontrolling interests in the Statement of Operations and statement of Cash Flows to conform to the current presentation.

        In June 2009, the Company completed the purchase of 833,333 shares of Series A Preferred Stock and 12.8 million shares of common stock of its majority-owned subsidiary Charlotte's Networks, Inc. The total purchase price was $1.5 million. After the purchase, MRV owned all of the preferred stock and 99.7% of the common stock of Charlotte's Networks. On August 4, 2009 the subsidiary was merged into MRV. The $1.0 million difference between the purchase price and the carrying amount of the noncontrolling interest was recognized as a reduction of MRV equity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2009, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on the remedial steps taken in mitigating risks relating to the 2008 identified material weaknesses, and the ability to sustain improvements relating to disclosure and financial reporting management concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) as of December 31, 2009 were effective.

        To further address any remaining risks identified in our internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the audited consolidated financial statements included in this Annual Report. Notwithstanding the remaining remedial efforts to improve deficiencies in our internal control over financial reporting as of December 31, 2009, we believe that the audited consolidated financial statements contained in this Annual Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States ("GAAP").

        Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, pursuant to Rule 13a-15(c) of the Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        A company's internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material affect on the financial statements.

        In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company's control activities. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2009 was effective.

        Management's continual efforts to improve the design and operating effectiveness of our internal controls over financial reporting have led to the conclusion that deficiencies and significant deficiencies identified that aggregated and resulted in 2008 material weaknesses in the control environment have been remediated and remaining deficiencies do not rise to the level of a material weakness. Management has not identified any material weaknesses resulting from design and/or operating effectiveness in the internal control system. A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

        Based on the additional procedures performed as part of the Company's ongoing remediation of its financial controls, management has concluded that effective improvements were made to the internal control system to mitigate the material weaknesses identified in 2008. Since December 31, 2008, we have implemented the following remediation measures to address the material weaknesses that existed as of that date:

  •
  We have hired an experienced Director of Internal Audit reporting directly to the Chairman of the Audit Committee to improve the Company's monitoring of internal controls including those controls in place at our subsidiaries.

  •
  We have added additional experienced members to our Board of Directors to improve the corporate governance and oversight of the Company and strengthened the Audit Committee by adding new members with greater accounting and finance expertise.

  •
  We have hired an in-house general counsel to ensure that non-routine transactions have appropriate legal review and documentation and to improve the Company's legal and regulatory controls.

  •
  We have hired more experienced and knowledgeable staff in our accounting and finance group.

  •
  We are conducting more frequent and more in-depth periodic audits of controls at the subsidiary level.

  •
  We have engaged an outside stock plan administrator to manage the administration of option and other share-based compensation granting process.

  •
  We have implemented an oversight process that identifies and evaluates non-routine transactions at the corporate and subsidiary level.

  •
  We have increased the oversight of our subsidiary finance organizations.

  •
  We have implemented additional management oversight policies and procedures that enhance review for the completeness of the Company's disclosures.

  •
  We have formed a management compensation committee that includes the CFO and General Counsel to oversee Company compensation plans, and to ensure that the plans comply with applicable laws and regulations and are properly accounted for.

Inherent Limitation on the Effectiveness of Internal Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all misconduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of misconduct, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a single person, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or misconduct may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.

        We have audited MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 16, 2010, expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
March 16, 2010

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item under the heading "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from information to be contained in the Company's 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation.

        The information required by this Item under the heading "Executive Compensation" is incorporated herein by reference from information to be contained in the Company's 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from information to be contained in the Company's 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item under the heading "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from information to be contained in the Company's 2010 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item under the heading "Principal Accounting Fees and Services" is incorporated herein by reference from information to be contained in the Company's 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
(1) The financial statements and the Report of Ernst & Young LLP are included in Item 8 of this Form 10-K on the pages indicated:

  (2)
  Schedule II — Valuation and Qualifying Accounts

        Information required to be set forth herein is shown in the financial statements or notes thereto.

(3)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc. (incorporated by reference from Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2007)
3.2	Bylaws of MRV Communications, Inc., as amended through October 5, 2009 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 6, 2009)
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (File No. 333-64017) filed on September 9, 1998)
10.1	Key Employee Agreement between MRV and Noam Lotan, dated as of March 23, 1992 (incorporated by reference from Exhibit 10b(1) of Form S-1 (File No. 33-48003) filed on May 27, 1992)
10.2	Letter dated August 10, 1992, amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference from Exhibit 10b(1)1 Form S-1 (File No. 33-48003) filed on August 14, 1992)
10.3	Letter dated November 16, 1994, amending Key Employee Agreement between MRV and Noam Lotan (incorporated by reference from Exhibit 10b(1)2 of Form S-1 (File No. 33-86516) filed on November 18, 1994)
10.4	Key Employee Agreement between MRV and Shlomo Margalit, dated as of March 23, 1992 (incorporated by reference from Exhibit 10b(3) of Form S-1 (File No. 33-48003))
10.5	Letter dated August 10, 1992, amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference from Exhibit 10b(3)1 of Form S-1 (File No. 33-48003) filed on August 14, 1992)
10.6
Form of Letter dated November 16, 1994, amending Key Employee Agreement between MRV and Shlomo Margalit (incorporated by reference from Exhibit 10b(3)2 of Form S-1 (File No. 33-86516) filed on November 18, 1994)
10.7	Employment Agreement, July 21, 2009, between MRV Communications, Inc. and Christiaan King (incorporated by reference from Exhibit 10.2 of Form 8-K filed on July 27, 2009)
10.8
Secondment Agreement, dated as of July 21, 2009, by and between MRV Communications (Networks), Ltd., MRV Communications, Inc. and Guy Avidan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on July 27, 2009)
10.9	2007 Omnibus Incentive Plan (incorporated by reference from Appendix A of Schedule 14A filed on April 27, 2007)
10.10
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for employees under the 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)
10.11
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for directors under the 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.9 of Form 10-K filed on October 8, 2009)

Exhibit No.	Description
10.12	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-107109) filed on July 17, 2003)
10.13
Form of Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 4.2 of Form S-8 (file no. 333-107109) filed on July 17, 2003)
10.14	Form of Warrant for Swedish Employees under the Non-Director and Non-Executive Officer Consolidated Long-Term Incentive Plan (filed herewith)
10.15	MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81958) filed on February 1, 2002)
10.16
Form of MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-81958) filed on February 1, 2002)
10.17	Form of Warrant for Italian Employee Warrant Program (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-87743) filed on September 24, 1999)
10.18	MRV 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81954) filed on February 1, 2002)
10.19	Form of MRV 2002 International Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-81954) filed on February 1, 2002)
10.20	2001 MRV Stock Option Plan for Employees of Appointech, Inc. (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-71180) filed on October 9, 2001)
10.21	Form of 2001 MRV Stock Option Plan for Employees of Appointech, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-71180) filed on October 9, 2001)
10.22	2000 MRV Stock Option Plan for Employees of Optronics International Corp. (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-47898) filed on October 13, 2000)
10.23
Form of 2000 MRV Stock Option Plan for Employees of Optronics International Corp. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-47898) filed on October 13, 2000)
10.24	Luminent Amended and Restated 2000 Stock Option Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-81950) filed on February 1, 2002)
10.25	Form of Luminent Amended and Restated 2000 Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.3 of Form S-8 (file no. 333-81950) filed on February 1, 2002)
10.26	2000 MRV Stock Option Plan for Employees of AstroTerra Corporation (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-47900) filed on October 13, 2000)
10.27
Form of 2000 MRV Stock Option Plan for Employees of AstroTerra Corporation Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-47900) filed on October 13, 2000)
10.28	1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-87739) filed on September 24, 1999)

Exhibit No.	Description
10.29	Form of 1998 Nonstatutory Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87739) filed on September 24, 1999)
10.30	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)
10.31	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87735) filed on September 24, 1999)
10.32
Stock Option Agreement effective as of October 29, 2002 under the 1997 Incentive and Nonstatutory Stock Option Plan, as amended, by and between MRV and Noam Lotan (incorporated by reference from Exhibit 10.29 of Form 10-K filed on October 8, 2009)
10.33
Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp. for the manufacturing facility located on the first floor at No. 40, 2nd Road, Hsin Chu Science Park, Taiwan (incorporated by reference from Exhibit 10.30 of Form 10-K filed on October 8, 2009)
10.34
Lease Contract on Standard Factory Buildings in Sichuan Chengdu Export Processing Zone, dated January 15, 2008, among Chengdu Gaoxin Construction Development Co., Ltd., Fiberxon (Chengdu) Technology Co., Ltd. and Administration Office of Sichuan Chengdu Export Processing Zone for workshops located in Buildings No. 2 and 5 in the Standard Factory Building Area, Sichuan Chengdu Export Processing Zone (West Side), PRC (incorporated by reference from Exhibit 10.31 of Form 10-K filed on October 8, 2009)
10.35
Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International for the manufacturing facility located on the first floor at No. 44, 2nd Road, Hsin Chu Science Park, Taiwan (incorporated by reference from Exhibit 10.32 of Form 10-K filed on October 8, 2009)
10.36
Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp., for the manufacturing facility located on the first floor at No. 46, 2nd Road, Hsin Chu Science Park, Taiwan (incorporated by reference from Exhibit 10.33 of Form 10-K filed on October 8, 2009)
10.37
Workshop Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp., for the manufacturing facility located on the second floor at No. 46, 2nd Road, Hsin Chu Science Park, Taiwan (incorporated by reference from Exhibit 10.34 of Form 10-K filed on October 8, 2009)
10.38
Lease Contract on Standard Factory Buildings, dated April 1, 2009, between Chengdu Gaoxin Construction Development Co., Ltd., Source Photonics (Chengdu) Technology Co., Ltd. and Administration Office of Sichuan Chengdu Export Processing Zone, for workshops located in Building No. 4 in the Standard Factory Building Area of Sichuan Chengdu Export Processing Zone (West Side), PRC (incorporated by reference from Exhibit 10.35 of Form 10-K filed on October 8, 2009)
10.39
Land Lease of the Science Park Administration, dated January 1, 2009, between Science Park Administration and Optronics International Corp., for the land located at No. 117 of Science Park Administration Section of Hsin Chu Science Park, Taiwan (incorporated by reference from Exhibit 10.36 of Form 10-K filed on October 8, 2009)

Exhibit No.	Description
10.40	Tenancy Agreement, dated January 1, 2009, between Midelan Corporation and Optronics International Corporation for various rooms at No. 81, Shueili Road, Hsinchu City, Taiwan (incorporated by reference from Exhibit 10.37 of Form 10-K filed on October 8, 2009)
10.41	Lease of Warehouse in Chengdu Bonded and Logistics Center, commencing August 6, 2009 between Source Photonics Company Limited and Chengdu Bonded & Logistics Investment Company Limited, for the 339 meter space located at No. 8, Shuangbo Road, Hi-tech Zone, West, Chengdu, PRC (filed herewith)
10.42	Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 11, 2008)
10.43	First Amendment, dated July 24, 2008, to Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)
10.44	Second Amendment, dated March 27, 2009, to Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 2, 2009)
10.45	Agreement, by and among Spencer Capital Management, LLC, Spencer Capital Partners, LLC, Value Fund Advisors, LLC, Boston Avenue Capital, LLC, Yorktown Avenue Capital, LLC and Spencer Capital Opportunity Fund, LP, Charles M. Gillman, Michael J. McConnell, Kenneth H. Shubin Stein and the Company, dated as of October 8, 2009 (incorporated by reference from Exhibit 10.1 of Form 8-K filed on Oct 14, 2009)
10.46	Settlement Agreement and Release, effective as of December 20, 2009, by and among the Company, Yoram Snir and Fully-Settling Stockholders and Partially-Settling Stockholders, each as defined therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 24, 2009)
10.47	Share Purchase Agreement, dated December 24, 2009, by and among the Company, EDSLan Finance S.r.l., Elio Bianchi, Rodolfo Casieri, Cristina Ciambellini, Sergio Ciambellini and Barbara Pedrazzani (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 31, 2009)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included following signature page)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
Date: March 16, 2010	/s/ NOAM LOTAN Noam Lotan Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: March 16, 2010	/s/ NOAM LOTAN Noam Lotan Chief Executive Officer
Principal Financial and Accounting Officer:
Date: March 16, 2010	/s/ CHRIS KING Chris King Chief Financial Officer

        A majority of the Board of Directors: Joan Herman, Noam Lotan, Charles Gillman, Michael Keane, Shlomo Margalit, Michael McConnell, Igal Shidlovsky, Kenneth Shubin Stein and Philippe Tartavull.

By:
Date: March 16, 2010	/s/ JENNIFER HANKES PAINTER Jennifer Hankes Painter As Attorney-in-fact

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Noam Lotan and Jennifer Hankes Painter, the true and lawful attorneys-in-fact and agents with full power and authority in said attorneys-in-fact and agents to sign for the undersigned, in their respective names as directors of MRV Communications, Inc., the Annual Report on Form 10-K for the year ended December 31, 2009, and to file any and all amendments to the Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises.

Signature	Title	Date

/s/ JOAN HERMAN Joan Herman	Chair of the Board	March 15, 2010
/s/ NOAM LOTAN Noam Lotan	Chief Executive Officer and Director	March 15, 2010
Baruch Fischer	Director
/s/ CHARLES GILLMAN Charles Gillman	Director	March 16, 2010
/s/ MICHAEL KEANE Michael Keane	Director	March 15, 2010
/s/ SHLOMO MARGALIT Shlomo Margalit	Chief Technology Officer and Director	March 15, 2010
/s/ MICHAEL MCCONNELL Michael McConnell	Director	March 16, 2010
/s/ KENNETH SHUBIN STEIN Kenneth Shubin Stein	Director	March 15, 2010
/s/ IGAL SHIDLOVSKY Igal Shidlovsky	Director	March 14, 2010
/s/ PHILIPPE TARTAVULL Philippe Tartavull	Director	March 15, 2010