Form 10-K/A
period 2009-12-31
MRV COMMUNICATIONS INC
filed 2010-04-06
CIK 887969

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

Annual Report on Form 10-K/A

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

EXPLANATORY NOTE REGARDING RESTATEMENT

        This Amendment No. 1 ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Form 10-K"), which was filed with the SEC on March 16, 2010, amends the Form 10-K to reflect restated amounts and revised disclosures of the Company's consolidated financial statements for the year ended December 31, 2009.

        Management reviewed the calculation of the write-down to net realizable value of the assets of EDSLan, S.p.A. in connection with its disposal on January 7, 2010, including the application of Accounting Standards Codification ("ASC") 360-10-35-42 and ASC 830-30-45-13. Management and the Audit Committee of the Board of Directors has concluded that the reported write-down to estimated net realizable value of $6.9 million was overstated by $3.1 million because the cumulative translation adjustment related to EDSLan was not included in the carrying value of MRV's investment in EDSLan when testing for impairment as required by ASC 830-30-45-13. The write-down to estimated net realizable value was a component of the net loss from discontinued operations of $5.8 million reported on our statement of operations for the year ended December 31, 2009, and reduced the current assets from discontinued operations held for sale on our balance sheet as of December 31, 2009. As a result, we are restating our historical financial statements as of December 31, 2009 and for the year then ended. See Note 21 in the Notes to Financial Statements included in this Form 10-K/A for a discussion of the corrections and a reconciliation of amounts previously reported to those shown herein. Management and the Audit Committee have discussed these matters with Ernst & Young LLP, the Company's independent registered public accounting firm.

        Management and the Audit Committee of the Board of Directors have determined that the error in the write-down to net realizable value of the assets of EDSLan resulted from a material weakness in our internal controls over financial reporting. For a description of the material weakness identified by management, see Part II, Item 9A, "Controls and Procedures."

        For the convenience of the reader, this Form 10-K/A sets forth the entire 2009 Form 10-K. However, this Form 10-K/A amends and restates only the Items set forth below, which were the only Items affected by the correction of the error discussed above. The following portions of the Form 10-K are being amended and restated by this Form 10-K/A:

Part II, Item 6	Selected Financial Data
Part II, Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8	Financial Statements and Supplementary Data
Part II, Item 9A	Controls and Procedures
Part IV, Item 15	Exhibits and Financial Statement Schedules

        As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A includes currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as the currently dated consent of our independent registered public accounting firm.

        The Items not listed above in the Form 10-K/A have not been amended or modified hereby. Except for the amended or restated information described above, this Form 10-K/A has not been updated since the date of the Form 10-K. Events occurring after the date of the Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Form 10-K.

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

Item 6.    Selected Financial Data.

        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Form 10-K/A in order to fully understand factors that may affect the comparability of the financial data. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the "Explanatory Note Regarding Restatement" immediately preceding Part I, Item 1 and in Note 21 "Restatement of Previously Issued Financial Statements" in the Notes to Financial Statements of this Form 10-K/A.

        The following selected balance sheet data as of December 31, 2009 and 2008 and selected statement of operations data for each of the three years in the period ended December 31, 2009, are derived from our audited financial statements included in Item 8 of this Form 10-K/A. The selected balance sheet data as of December 31, 2007, 2006 and 2005 and selected statement of operations data for the years ended December 31, 2006 and 2005 are derived from the financial statements contained in MRV's 2008 Annual Report on Form 10-K. On December 24, 2009, we entered into an agreement to divest our 90% ownership in EDSLan, an Italian subsidiary that was part of our Network Integration group. We have reclassified the historical financial results of EDSLan as discontinued operations as set forth in this Annual Report to reflect this reclassification. The historical results do not necessarily indicate results expected for any future period.

	Year ended December 31,
(in thousands, except per share amounts)	2009 (1)	2008	2007 (2)	2006	2005
Statements of Operations Data:
Revenues	$448,120	$466,821	$380,033	$296,701	$228,223
Cost of goods sold	322,306	331,753	267,367	198,455	151,242

Gross profit	125,814	135,068	112,666	98,246	76,981
Operating expenses:
Product development and engineering	36,735	38,746	33,387	28,369	25,964
Selling, general and administrative	99,622	116,595	90,901	77,571	63,403
Impairment of goodwill and other intangibles	—	100,250	—	52	—
Amortization of other intangibles	2,257	2,434	1,906	—	—

Total operating expenses	138,614	258,025	126,194	105,992	89,367
Operating loss	(12,800)	(122,957)	(13,528)	(7,746)	(12,386)
Other income (expense), net	22,252	786	(4,629)	2,175	(855)

Income (loss) from continuing operations before income taxes	9,452	(122,171)	(18,157)	(5,571)	(13,241)
Provision for income taxes	5,345	1,936	2,881	2,388	2,267

Income (loss) from continuing operations	4,107	(124,107)	(21,038)	(7,959)	(15,508)

Income (loss) from discontinued operations, net	(2,707)	1,002	1,519	805	1,412

Net income (loss)	1,400	(123,105)	(19,519)	(7,154)	(14,096)
Less:
Income (loss) attributable to noncontrolling interests, continuing operations	1,757	40	(531)	125	222
Income attributable to noncontrolling interests, discontinued operations	47	59	106	104	121

Net loss attributable to MRV	$(404)	$(123,204)	$(19,094)	$(7,383)	$(14,439)

Income (loss) from continuing operations attributable to MRV	$2,350	$(124,147)	$(20,507)	$(8,084)	$(15,730)
Income (loss) from discontinued operations attributable to MRV	$(2,754)	$943	$1,413	$701	$1,291
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$(0.79)	$(0.15)	$(0.07)	$(0.15)
From discontinued operations	$(0.02)	$0.01	$0.01	$0.01	$0.01

Net loss attributable to MRV per share — basic (3)	$(0.00)	$(0.78)	$(0.14)	$(0.06)	$(0.14)

Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$(0.79)	$(0.15)	$(0.07)	$(0.15)
From discontinued operations	$(0.02)	$0.01	$0.01	$0.01	$0.01

Net loss attributable to MRV per share — diluted (3)	$(0.00)	$(0.78)	$(0.14)	$(0.06)	$(0.14)

Basic weighted average shares	157,547	157,323	140,104	120,902	104,350
Diluted weighted average shares	157,665	157,323	140,104	120,902	104,350

	December 31,
(in thousands)	2009 (1)	2008	2007	2006	2005
Selected Balance Sheet Data:
Cash and cash equivalents	$55,509	$67,931	$72,468	$91,654	$67,771
Working capital	122,502	111,648	130,243	168,328	96,551
Total assets	400,819	392,886	499,400	343,952	264,565
Total long-term liabilities	7,322	9,272	7,616	30,295	29,703
Additional paid-in capital	1,405,015	1,403,663	1,399,630	1,285,877	1,209,275
Accumulated deficit	(1,249,043)	(1,248,639)	(1,125,435)	(1,106,341)	(1,098,958)
Total stockholders' equity	177,070	171,811	294,716	191,705	117,600

(1)
Certain amounts have been restated as discussed in Note 21 "Restatement of Previously Issued Financial Statements."

(2)
The 2007 Statement of Operations includes the results of Fiberxon's operations from July 1, 2007.

(3)
Amounts may not add due to rounding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K/A. In addition to historical information, the discussion in this Form 10-K/A contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K/A. The following discussion and analysis is organized as follows:

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

        On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. EDSLan was part of our Network Integration segment and we have reclassified the historical financial results of EDSLan as discontinued operations in this Form 10-K/A to reflect this reclassification. Accordingly, the related assets and liabilities of EDSLan have been classified as assets and liabilities from discontinued operations held for sale in the Balance Sheet and we recognized a loss related to the write down of the assets of EDSLan to their net realizable value in 2009. See Note 3 "Discontinued Operations" to the Financial Statements in Item 8 of this Form 10-K/A for further discussion.

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

Critical Accounting Policies

        Our discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). We follow accounting standards set by the Financial Accounting Standards Board ("FASB") to ensure we consistently report our financial condition, results of operations, and cash flows in conformity with GAAP. References to GAAP issued by the FASB in this Form 10-K/A is to the FASB Accounting Standards of Codification ("ASC").

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

See Note 14 "Share-Based Compensation" to the Financial Statements in Item 8 of this Form 10-K/A for further discussion.

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

Currency Rate Fluctuations

        Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, Swedish krona, Taiwan dollar, Chinese renminbi and the Israeli new shekel. For the year ended December 31, 2009, approximately 70% of revenues and 57% of operating expenses were incurred at subsidiaries with a reporting currency other than the U.S. dollar. In general, these currencies were weaker against the U.S. dollar for the year ended December 31, 2009 compared to the year ended December 31, 2008, so revenues and expenses in these countries translated into fewer dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K/A.

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

Discontinued Operations

        On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. EDSLan was part of our Network Integration segment and we have reclassified the historical financial results of EDSLan as discontinued operations. We recorded a loss of $2.7 million and $1.0 million of income from discontinued operations, net of income tax expense, for the years ended December 31, 2009 and 2008, respectively. The loss from discontinued operations in 2009 includes $3.8 million for the impairment of the assets of EDSLan to their net realizable value as of December 31, 2009. Accordingly, the related assets and liabilities of EDSLan have been classified as held for sale in the Balance Sheet as set forth in the Financial Statements presented in Item 8 of this Form 10-K/A.

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

Recently Issued Accounting Standards

        For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 to the Financial Statements included in Item 8 of this Form 10-K/A.

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

        The following table summarizes our working capital position (thousands):

December 31:	2009 (Restated)	2008	Increase (Decrease)
Current assets	$338,932	$323,451	$12,416
Less: Current assets of discontinued operations	(42,705)	(40,009)	369

Current assets from continuing operations	296,227	283,442	12,785

Current liabilities	216,427	211,803	4,624
Current liabilities from discontinued operations	(27,109)	(26,138)	(971)

Current liabilities from continuing operations	189,318	185,665	3,653

Working capital from continuing operations	$106,909	$97,777	$9,132

Current ratio from continuing operations (1)	1.6 : 1	1.5 : 1

(1)
Determined by dividing total current assets from continuing operations by total current liabilities from continuing operations.

        The following table summarizes our cash flow from operations from our Statements of Cash Flows (thousands):

Years ended December 31:	2009 (Restated)	2008
Net income (loss)	$1,400	$(123,105)
Non-cash expenses	17,765	119,168
Gain on litigation settlement	(20,524)	—
Gains and losses on investing activities	(3,500)	(2,590)
(Increase) decrease in accounts receivable	(16,307)	6,896
(Increase) decrease in inventory	24,094	(8,034)
Increase (decrease) in accounts payable	(18,272)	9,694
Increase (decrease) in accrued liabilities	(4,828)	569
Changes in certain other working capital accounts	3,603	(4,082)

Net cash (used in) provided by operating activities	$(16,569)	$(1,484)

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

        We may seek to obtain additional debt or equity financing if we believe it appropriate. If we seek financing through issuance of additional equity securities, we may limit our ability to use available net operating loss and capital loss carryforwards. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. This change in equity ownership includes the issuance of shares made in connection with the acquisition of Fiberxon. For additional information on the potential limitations on our use of net operating loss and capital loss carry forwards available to us at December 31, 2009, see the risk factor Item 1A of this Form 10-K/A under the caption "Our Ability to Utilize Our NOLs and Certain Other Tax Attributes May Be Limited." Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products, and the market acceptance of our products.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As described in Note 21, "Restatement of Previously Issued Financial Statements," the Company has restated its financial statements as of December 31, 2009 and for the year then ended to correct its accounting for discontinued operations.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010, except for the effects of the material weakness described in the fifth paragraph, as to which the date is April 6, 2010, expressed an adverse opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
March 16, 2010, except for Notes 1, 3 and 21,
as to which the date is April 6, 2010

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

Years ended December 31:	2009 (As Restated See Note 21)	2008	2007
Revenue	$448,120	$466,821	$380,033
Cost of goods sold	322,306	331,753	267,367

Gross profit	125,814	135,068	112,666
Operating expenses:
Product development and engineering	36,735	38,746	33,387
Selling, general and administrative	99,622	116,595	90,901
Impairment of goodwill and other intangibles	—	100,250	—
Amortization of other intangibles	2,257	2,434	1,906

Total operating expenses	138,614	258,025	126,194

Operating loss	(12,800)	(122,957)	(13,528)
Interest expense	(2,958)	(3,497)	(3,521)
Gain from settlement of deferred consideration obligation	20,524	—	—
Gain from sales of investments in unconsolidated entities	3,488	2,580	—
Cost of debt conversion	—	—	(4,899)
Other income, net	1,198	1,703	3,791

Income (loss) from continuing operations before income taxes	9,452	(122,171)	(18,157)
Provision for income taxes	5,345	1,936	2,881

Income (loss) from continuing operations	4,107	(124,107)	(21,038)
Income (loss) from discontinued operations, net of income taxes of $927, $1,215, and $1,343, respectively	(2,707)	1,002	1,519

Net income (loss)	1,400	(123,105)	(19,519)

Less:
Income (loss) from continuing operations attributable to noncontrolling interests	1,757	40	(531)
Income from discontinued operations attributable to noncontrolling interests	47	59	106

Net loss attributable to MRV	$(404)	$(123,204)	$(19,094)

Income (loss) from continuing operations attributable to MRV	$2,350	$(124,147)	$(20,507)
Income (loss) from discontinued operations attributable to MRV	$(2,754)	$943	$1,413
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$(0.79)	$(0.15)
From discontinued operations	$(0.02)	$0.01	$0.01

Net loss attributable to MRV per share — basic (1)	$(0.00)	$(0.78)	$(0.14)

Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$(0.79)	$(0.15)
From discontinued operations	$(0.02)	$0.01	$0.01

Net loss attributable to MRV per share — diluted (1)	$(0.00)	$(0.78)	$(0.14)

Weighted average number of shares:
Basic	157,547	157,323	140,104
Diluted	157,665	157,323	140,104

(1)
Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

December 31:	2009 (As Restated See Note 21)	2008
Assets
Current assets:
Cash and cash equivalents	$55,909	$67,931
Short-term marketable securities	17,879	12,295
Restricted time deposits	18,680	1,335
Accounts receivable, net	103,247	83,235
Inventories	61,803	84,260
Deferred income taxes	3,217	2,095
Other current assets	35,492	32,291
Current assets from discontinued operations held for sale	42,705	40,009

Total current assets	338,932	323,451
Property and equipment, net	23,723	22,502
Goodwill	25,707	24,640
Deferred income taxes, net of current portion	185	1,480
Intangibles, net	7,303	9,560
Other assets	4,969	5,824
Non current assets from discontinued operations held for sale	—	5,429

Total assets	$400,819	$392,886

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$66,088	$24,522
Deferred consideration payable	8,012	30,036
Accounts payable	60,552	77,162
Accrued liabilities	36,003	38,832
Deferred revenue	14,048	12,525
Other current liabilities	4,615	2,588
Current liabilities from discontinued operations held for sale	27,109	26,138

Total current liabilities	216,427	211,803
Other long-term liabilities	7,322	7,921
Long-term liabilities from discontinued operations held for sale	—	1,351
Commitments and contingencies
Equity:
MRV stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 158,971 shares in 2009 and 158,800 shares in 2008
Outstanding — 157,617 shares in 2009 and 157,446 shares in 2008	268	268
Additional paid-in capital	1,405,015	1,403,663
Accumulated deficit	(1,249,043)	(1,248,639)
Treasury stock — 1,353 shares in 2009 and 2008	(1,352)	(1,352)
Accumulated other comprehensive income	15,463	12,76

Total MRV stockholders' equity	170,351	166,700
Noncontrolling interests	6,719	5,111

Total equity	177,070	171,811

Total liabilities and stockholders' equity	$400,819	$392,886

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Stockholders' Equity (In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	MRV Stockholders' Equity Total
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock			Non- Controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2006	125,507	$213	$1,285,877	$(1,106,341)	$(1,352)	$8,911	$187,308	$4,397	$191,705
Exercise of stock options	1,318	3	2,057	—	—	—	2,060	—	2,060
Issuance of Common Stock for Fiberxon acquisition	18,402	31	72,746	—	—	—	72,777	—	72,777
Issuance of Common Stock for conversion of convertible notes	11,900	20	28,005	—	—	—	28,025	—	28,025
Issuance of stock options for Fiberxon acquisition	—	—	6,006	—	—	—	6,006	—	6,006
Share-based compensation expense	—	—	4,939	—	—	—	4,939	354	5,293
Comprehensive income (loss):
Net loss	—	—	—	(19,094)	—	—	(19,094)	(425)	(19,519)
Net unrealized investment gains	—	—	—	—	—	3	3	—	3
Translation adjustment	—	—	—	—	—	7,898	7,898	470	8,368

Comprehensive loss							(11,193)	45	(11,148)

Balance, December 31, 2007	157,127	267	1,399,630	(1,125,435)	(1,352)	16,812	289,922	4,796	294,718
Exercise of stock options	319	1	156	—	—	—	157	—	157
Share-based compensation expense	—	—	3,877	—	—	—	3,877	373	4,250
Comprehensive income (loss):
Net loss	—	—	—	(123,204)	—	—	(123,204)	99	(123,105)
Net unrealized investment gains	—	—	—	—	—	57	57	—	57
Translation adjustment	—	—	—	—	—	(4,109)	(4,109)	(157)	(4,266)

Comprehensive loss	—	—	—	—	—	—	(127,256)	(58)	(127,314)

Balance, December 31, 2008	157,446	268	1,403,663	(1,248,639)	(1,352)	12,760	166,700	5,111	171,811

Exercise of stock options	171	—	47	—	—	—	47	—	47
Share-based compensation expense	—	—	2,256	—	—	—	2,256	68	2,324
Purchase of subsidiary shares from noncontrolling interest	—	—	(951)	—	—	—	(951)	(549)	(1,500)
Comprehensive income (loss):
Net loss	—	—	—	(404)	—	—	(404)	1,804	1,400
Net unrealized investment losses	—	—	—	—	—	(114)	(114)	—	(114)
Translation adjustment	—	—	—	—	—	2,817	2,817	285	3,102

Comprehensive income	—	—	—	—	—	—	2,299	2,089	4,388

Balance, December 31, 2009 (Restated)	157,617	$268	$1,405,015	$(1,249,043)	$(1,352)	$15,463	$170,351	$6,719	$177,070

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

Years ended December 31:	2009 (As Restated See Note 21)	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,400	$(123,105)	$(19,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,573	10,013	8,335
Share-based compensation expense	2,247	4,294	5,271
Provision for doubtful accounts	793	3,675	327
Deferred income taxes	334	(1,628)	(1,142)
Gain on disposition of property and equipment	(12)	(10)	(37)
Cost of debt conversion	—	—	4,899
Gain on sale of investments in unconsolidated entities	(3,488)	(2,580)	—
Impairment of goodwill and other intangibles	—	100,250	—
Impairment of long-lived assets	—	2,564	—
Impairment of goodwill and long lived assets of discontinued operations	3,818	—	—
Gain on settlement of deferred consideration litigation	(20,524)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,307)	6,896	(6,851)
Inventories	24,094	(8,034)	(4,866)
Other assets	1,858	(7,374)	(2,082)
Accounts payable	(18,272)	9,694	11,719
Accrued liabilities	(4,828)	569	3,316
Income tax payable	1,042	(782)	(41)
Deferred revenue	1,365	4,610	1,168
Other current liabilities	(662)	(536)	(6,051)

Net cash used in operating activities	(16,569)	(1,484)	(5,554)
Cash flows from investing activities:
Purchases of property and equipment	(9,215)	(10,942)	(7,867)
Proceeds from sale of property and equipment	73	242	167
Fiberxon acquisition, net of cash acquired	—	—	(19,886)
Proceeds from sale of investments in unconsolidated entities		2,580	—
Investment in restricted time deposits	(486)	(332)	(2,929)
Release of restricted time deposits	129	5,163	—
Purchases of investments	(18,922)	(13,220)	(19,050)
Proceeds from sale or maturity of investments	13,200	8,680	37,073

Net cash used in investing activities	(15,221)	(7,829)	(12,492)
Cash flows from financing activities:
Net proceeds from issuance of Common Stock	47	157	2,060
Cash restricted to collateralize short-term debt	(16,922)	—	—
Purchase of noncontrolling interest	(1,525)	—	—
Borrowings on short-term debt	153,842	122,414	67,268
Payments on short-term debt	(111,544)	(117,438)	(70,934)
Borrowings on long-term debt	—	—	148
Payments on long-term debt	(51)	(136)	(282)

Net cash provided by (used in) financing activities	23,847	4,997	(1,740)
Effect of exchange rate changes on cash and cash equivalents	225	(208)	538

Net decrease in cash and cash equivalents	(7,718)	(4,524)	(19,248)
Less: Net increase (decrease) in cash and cash equivalents of discontinued operations	4,304	13	(62)

Net decrease in cash and cash equivalents of continuing operations	(12,022)	(4,537)	(19,186)
Cash and cash equivalents, beginning of year	67,931	72,468	91,654

Cash and cash equivalents, end of year	$55,909	$67,931	$72,468

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$2,419	$3,208	$3,432
Cash paid during year for interest — discontinued operations	107	454	447

Cash paid during year for interest — Total	$2,526	$3,662	$3,879

Cash paid during year for income taxes — continuing operations	$2,490	$3,941	$5,106
Cash paid during year for income taxes — discontinued operations	863	828	2,198

Cash paid during year for income taxes — Total	$3,353	$4,769	$7,304

Non-cash transactions:
Issuance of Common Stock for conversion of debt to equity	$—	$—	$28,025
Issuance of Common Stock and stock options in connection with acquisition of Fiberxon	$—	$—	$78,783
Deferred purchase price obligation in connection with acquisition of Fiberxon	$—	$—	$31,500

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

        The Company has incurred net losses attributable to MRV of $0.4 million, $123.2 million, and $19.1 million in the three years ended December 31, 2009, 2008 and 2007, respectively and has an accumulated deficit of $1.2 billion at December 31, 2009. At December 31, 2009, cash, cash equivalents, restricted time deposits and marketable securities totaled $92.5 million. Management believes these existing funds will allow the Company to meet its future estimated capital needs. Should the Company fail to generate sufficient cash flow from operations or otherwise have the capital resources to meet future capital needs, it may seek to raise additional financing. There can be no assurance that any additional financing will be available on acceptable terms, or at all. Should this be the case, the ability to fund operations, satisfy obligations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures, could be significantly limited.

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

        On December 24, 2009, the Company entered into an agreement to divest its 90% ownership in EDSLan, a communication equipment distribution company located in Milan, Italy, and part of the Network Integration segment. The historical financial results of EDSLan have been reclassified as discontinued operations for all periods presented as set forth in this Form 10-K/A. The related assets and liabilities of EDSLan have been classified as held for sale in the Balance Sheet. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying statement of Cash Flows. For the fiscal year 2009, the Company recognized a loss related to the write down of the assets of EDSLan to their net realizable value. See Note 3 "Discontinued Operations" for further discussion.

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

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

3. Discontinued Operations

        On December 24, 2009, the Company entered into an agreement to divest its 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. The purchase agreement provided for the following: a) the payment from EDSLan to MRV of a dividend of two million euro, b) the sale of the Company's shares of EDSLan for six million euro, c) payment by the buyers of 250,000 euros of the investment banker's fees, and d) the cancellation of a put option requiring MRV to pay $917,000 to a member of EDSLan management to acquire 3.33% of EDSLan by December 31, 2009. The sale was completed on January 7, 2010. The Company has reflected the results of this business as discontinued operations in the consolidated statement of operations for all years presented. EDSLan was historically recorded in the Network Integration segment. The Company has recorded a loss of $3.8 million in 2009 to write down the assets of EDSLan to their net realizable value, including a goodwill impairment of $2.4 million.

        Results of discontinued operations consisted of (in thousands):

Years ended December 31:	2009 (Restated)	2008	2007
Revenue	$61,560	$72,569	$69,593

Income before income taxes	2,038	2,217	2,862
Provision for income taxes	927	1,215	1,343

Income from operations of discontinued operations	1,111	1,002	1,519
Write-down to estimated net realizable value	(3,818)	—	—

Net income (loss) from discontinued operations, net of income taxes	$(2,707)	$1,002	$1,519

        The assets and liabilities of EDSLan are reflected as discontinued operations held for sale in the Consolidated Balance Sheets as of December 31, 2009 and 2008 and consisted of (in thousands):

December 31:	2009 (Restated)	2008
Cash and cash equivalents	$4,323	$19
Accounts receivable, net	28,946	30,978
Inventories	7,080	8,211
Deferred income taxes	343	34
Other current assets	465	767

Total current assets	41,157	40,009
Property and equipment, net	1,501	2,987
Goodwill	—	2,397
Other assets	47	45

Total assets	$42,705	$45,438

Short-term loans	$9,583	$8,371
Accounts payable	13,153	14,100
Accrued liabilities	2,517	2,355
Deferred revenue	144	110
Non-current liabilities	1,712	1,202

Total liabilities	$27,109	$26,138

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

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

15. Segment Reporting and Geographical Information (Continued)

        The following table provides selected Statements of Operations information by business segment (in thousands):

Years ended December 31:	2009	2008	2007
Gross profit
Network Equipment group	$56,353	$67,071	$51,712
Network Integration group	40,933	38,301	33,455
Optical Components group	28,184	29,437	28,133
All others	190	143	68

	125,660	134,952	113,368
Corporate unallocated and intersegment adjustments(1)	154	116	(702)

Total	$125,814	$135,068	$112,666
Depreciation expense
Network Equipment group	$1,681	$1,653	$1,490
Network Integration group	284	286	257
Optical Components group	5,184	5,088	3,994
All others	11	12	22
Corporate	51	44	37

Total	$7,211	$7,083	$5,800
Operating income (loss)
Network Equipment group	$(1,845)	$(1,421)	$(8,276)
Network Integration group	13,821	6,396	6,437
Optical Components group	(8,759)	(110,462)	(1,548)
All others	(1,453)	(1,777)	(1,529)

	1,764	(107,264)	(4,916)
Corporate unallocated operating loss and adjustments (1)	(14,564)	(15,693)	(8,612)

Total	$(12,800)	$(122,957)	$(13,528)

(1)
Adjustments represent the elimination of intersegment revenue and profit in inventory

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

15. Segment Reporting and Geographical Information (Continued)

        The following table provides selected balance sheet information by business segment (in thousands):

December 31:	2009 (Restated)	2008
Additions to fixed assets
Network Equipment group	$1,332	$1,416
Network Integration group	1,323	714
Optical Components group	5,983	8,080
Corporate	241	381
Discontinued operations	336	351

Total	$9,215	$10,942
Total assets
Network Equipment group	$71,893	$78,411
Network Integration group	100,308	94,490
Optical Components group	155,578	133,176
All others	796	17,541
Corporate and intersegment eliminations	29,539	23,830
Discontinued operations held for sale	42,705	45,438

Total	$400,819	$392,886
Goodwill
Network Equipment	$11,628	$11,428
Network Integration	14,079	13,212

Total	$25,707	$24,640

16. Other Income, Net

        Following is a summary of other income, net (in thousands):

Years ended December 31:	2009	2008	2007
Interest income	$633	$1,872	$4,619
Gain (loss) on foreign currency transactions	(489)	189	(1,389)
Other, net	1,054	(358)	561

Total	$1,198	$1,703	$3,791

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

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

19. Quarterly Financial Data (Unaudited)

        The following tables summarize MRV's Statements of Operations (in thousands):

Three months ended:	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009 (Restated)
Revenue	$103,600	$104,943	$115,131	$124,446
Cost of goods sold	83,021	74,927	80,568	83,790

Gross profit	20,579	30,016	34,563	40,656
Operating expenses:
Product development and engineering	9,145	8,433	9,261	9,896
Selling, general and administrative	25,410	22,874	22,598	28,740
Amortization of intangibles	564	564	564	565

Total operating expenses	35,119	31,871	32,423	39,201

Operating income (loss)	(14,540)	(1,855)	2,140	1,455
Interest expense	(851)	(746)	(671)	(690)
Gain from settlement of deferred consideration obligation	—	—	—	20,524
Gain from sales of investments in unconsolidated entities	—	—	—	3,488
Other income, net	2,396	(1,260)	(203)	265

Income (loss) from continuing operations before income taxes	(12,995)	(3,861)	1,266	25,042
Provision for income taxes	1,867	1,557	1,867	54

Income (loss) from continuing operations	(14,862)	(5,418)	(601)	24,988

Gain (loss) from discontinued operations	71	267	402	(3,447)

Net income (loss)	$(14,791)	$(5,151)	$(199)	$21,541
Less:
Income (loss) from continuing operations attributable to noncontrolling interests	549	569	316	323
Income (loss) from discontinued operations attributable to noncontrolling interests	(2)	12	22	15

Net income (loss) attributable to MRV	$(15,338)	$(5,732)	$(537)	$21,203

Income (loss) from continuing operations attributable to MRV	$(15,411)	$(5,987)	$(917)	$24,665
Income (loss) from discontinued operations attributable to MRV	$73	$255	$380	$(3,462)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.10)	$(0.04)	$(0.01)	$0.16
From discontinued operations	—	—	—	$(0.02)

Net income (loss) attributable to MRV per share — basic (1)	$(0.10)	$(0.04)	—	$0.13
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.10)	$(0.04)	$(0.01)	$0.16
From discontinued operations	—	—	—	$(0.02)

Net income (loss) attributable to MRV per share — diluted (1)	$(0.10)	$(0.04)	—	$0.13
Basic weighted average shares	157,447	157,530	157,584	157,608
Diluted weighted average shares	157,447	157,530	157,584	157,987

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

19. Quarterly Financial Data (Unaudited) (Continued)

Three months ended:	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$107,376	$127,848	$113,515	$118,082
Cost of goods sold	75,564	84,286	83,778	88,125

Gross profit	31,812	43,562	29,737	29,957
Operating expenses:
Product development and engineering	10,587	9,903	9,616	8,640
Selling, general and administrative	25,258	28,373	32,194	30,770
Impairment of goodwill and other intangibles	—	—	—	100,250
Amortization of intangibles	653	653	564	564

Total operating expenses	36,498	38,929	42,374	140,224

Operating income (loss)	(4,686)	4,633	(12,637)	(110,267)
Interest expense	(779)	(894)	(998)	(826)
Gain from sales of investments in unconsolidated entities	—	—	—	2,580
Other income, net	789	533	2,076	(1,695)

Income (loss) from continuing operations before income taxes	(4,676)	4,272	(11,559)	(110,208)
Provision for income taxes	1,151	1,862	(1,503)	426

Income (loss) from continuing operations	(5,827)	2,410	(10,056)	(110,634)

Gain (loss) from discontinued operations	149	208	308	337

Net income (loss)	$(5,678)	$2,618	$(9,748)	$(110,297)
Less:
Income (loss) from continuing operations attributable to noncontrolling interests	(491)	384	84	63
Income (loss) from discontinued operations attributable to noncontrolling interests	(9)	13	25	30

Net income (loss) attributable to MRV	$(5,178)	$2,221	$(9,857)	$(110,390)

Income (loss) from continuing operations attributable to MRV	$(5,336)	$2,026	$(10,140)	$(110,697)
Income (loss) from discontinued operations attributable to MRV	$158	$195	$283	$307
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.03)	$0.01	$(0.06)	$(0.70)
From discontinued operations	—	—	—	—

Net income (loss) attributable to MRV per share — basic (1)	$(0.03)	$0.01	$(0.06)	$(0.70)
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.03)	$0.01	$(0.06)	$(0.70)
From discontinued operations	—	—	—	—

Net income (loss) attributable to MRV per share — diluted (1)	$(0.03)	$0.01	$(0.06)	$(0.70)
Basic weighted average shares	157,152	157,281	157,418	157,438
Diluted weighted average shares	157,152	160,037	157,418	157,438

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

21. Restatement of Previously Issued Financial Statements

        Subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2009, the Company identified an error in the calculation of the write-down to estimated net realizable value of the current assets from discontinued operations held for sale discussed in Note 3. These financial statements include a restated consolidated balance sheet as of December 31, 2009 and restated consolidated statements of operations, statements of stockholders' equity, and statements of cash flows for the year ended December 31, 2009. The reported write-down to estimated net realizable value of $6.9 million was overstated by $3.1 million because the cumulative translation adjustment related to EDSLan was not included in the carrying value of MRV's investment in EDSLan when testing for impairment as required by ASC 830-30-45-13. The write-down to estimated net realizable value was a component of the net loss from discontinued operations of $5.8 million reported on our statement of operations for the year ended December 31, 2009, and reduced the current assets from discontinued operations held for sale on our balance sheet as of December 31, 2009. As a result, we are restating our historical financial statements as of December 31, 2009 and for the year then ended.

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

21. Restatement of Previously Issued Financial Statements (Continued)

        The following table reconciles the Statement of Operations amounts previously reported to the restated amounts for the year ended December 31, 2009 (in thousands, except per share data):

	As previously reported	Adjustments	As restated
Income from continuing operations	$4,107	$—	$4,107
Income (loss) from discontinued operations, net of income taxes of $927	(5,772)	3,065	(2,707)

Net income (loss)	(1,665)	3,065	1,400
Less:
Income from continuing operations attributable to noncontrolling interests	1,757	—	1,757
Income from discontinued operations attributable to noncontrolling interests	47	—	47

Net loss attributable to MRV	(3,469)	3,065	(404)

Income from continuing operations attributable to MRV	$2,350	$—	$2,350
Income (loss) from discontinued operations attributable to MRV	$(5,819)	$3,065	$(2,754)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$—	$0.01
From discontinued operations	$(0.04)	$0.02	$(0.02)

Net loss attributable to MRV per share — basic (1)	$(0.02)	$0.02	$(0.00)

Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$—	$0.01
From discontinued operations	$(0.04)	$0.02	$(0.02)

Net loss attributable to MRV per share — diluted (1)	$(0.02)	$0.02	$(0.00)

Weighted average number of shares:
Basic	157,547	—	157,547
Diluted	157,665	—	157,665

(1)
Amounts may not add due to rounding

MRV Communications, Inc.

Notes to Financial Statements (Continued)

December 31, 2009

21. Restatement of Previously Issued Financial Statements (Continued)

        The following table reconciles the Balance Sheet amounts previously reported to the restated amounts (in thousands):

	As previously reported	Adjustments	As restated
Current assets from discontinued operations held for sale	$39,640	$3,065	$42,705
Total current assets	335,867	3,065	338,932
Total assets	397,754	3,065	400,819
Accumulated deficit	(1,252,108)	3,065	(1,249,043)
Total MRV stockholders' equity	167,286	3,065	170,351
Total equity	174,005	3,065	177,070
Total liabilities and stockholders' equity	397,754	3,065	400,819

        The following table reconciles the Statement of Cash Flows amounts previously reported to the restated amounts (in thousands):

	As previously reported	Adjustments	As restated
Net income (loss)	$(1,665)	$3,065	$1,400
Impairment of goodwill and long lived assets of discontinued operations	6,883	(3,065)	3,818
Net cash used in operating activities	(16,569)	—	(16,569)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2009, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. In our Form 10-K originally filed on March 16, 2010, we concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e), as of December 31, 2009, were effective. This evaluation included a determination that the material weaknesses identified in 2008 and described below had been remediated sufficiently to no longer rise to the level of a material weakness based on the remedial steps taken to mitigate the related risks and our ability to sustain improvements relating to disclosure and financial reporting. However, in light of the error discussed in Note 21 to our consolidated financial statements included in Item 8 of this Form 10-K/A ("Note 21") and the related material weakness in our internal control over financial reporting discussed below, management has concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) as of December 31, 2009 were not effective.

        To address remaining risks identified in our internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the audited consolidated financial statements included in this Form 10-K/A. Notwithstanding the material weakness described below and the remaining remedial efforts to improve deficiencies in our internal control over financial reporting as of December 31, 2009, we believe that the audited consolidated financial statements contained in this Annual Report on Form 10-K/A present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States ("GAAP").

Management's Report on Internal Control over Financial Reporting (as Revised)

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

        In conjunction with the correction of the error discussed in Note 21, management, including our Chief Executive Officer and Chief Financial Officer, conducted an updated assessment of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company's control activities. Based on this updated assessment, our management has determined that our internal control over financial reporting as of December 31, 2009 was not effective. A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that as of December 31, 2009 we have a material weakness related to review and approval controls relative to non-routine transactions and our financial statement close process. The Company lacks a comprehensive, streamlined, and automated financial statement reporting and close process.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

        In our assessment of Internal Control over Financial Reporting in our 2008 annual report on Form 10-K, we identified three material weaknesses, one of which was remediated prior to December 31, 2008. The two remaining material weaknesses at December 31, 2008 related to (i) deficiencies relative to the design effectiveness of review and approval controls around the accounting for business acquisitions and other accounting issues, other compensation arrangements and non-routine transactions, and (ii) deficiencies relative to the review and approval controls over the recording of transactions and our financial statement close process at our Source Photonics subsidiary.

        Management's continual efforts to improve the design and operating effectiveness of our internal controls over financial reporting, as discussed further below, have led to the remediation of several of the deficiencies and significant deficiencies identified that aggregated and resulted in the 2008 material weaknesses. Management has concluded that our Source Photonics subsidiary no longer has deficiencies that rise to the level of a material weakness.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.

        We have audited MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting (as Revised). Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis. The following material weakness has been identified and is included in management's assessment. Management has identified a material weakness in controls related to review and approval controls relative to non-routine transactions and the financial statement close process. Management also identified that the Company lacks a comprehensive, streamlined, and automated financial statement reporting and close process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated March 16, 2010, except for Notes 1, 3 and 21 as to which the date is April 6, 2010, which expressed an unqualified opinion on those financial statements.

        In our report on MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2009 dated March 16, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria. The Company subsequently identified material misstatements in its consolidated financial statements, which caused its consolidated financial statements to be restated, and therefore management subsequently revised its assessment of its internal controls over financial reporting and concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, expressed herein is different from that expressed in our previous report.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, MRV Communications, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

                      /s/ Ernst & Young LLP

Los Angeles, California
March 16, 2010, except for the effects of the material weakness described in the fifth paragraph above, as to which the date is April 6, 2010.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
(1) The financial statements and the Report of Ernst & Young LLP are included in Item 8 of this Form 10-K/A on the pages indicated:

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
10.13
Form of Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 4.2 of Form S-8 (file no. 333-107109) filed on July 17, 2003)
10.14
Form of Warrant for Swedish Employees under the Non-Director and Non-Executive Officer Consolidated Long-Term Incentive Plan (incorporated by reference from Exhibit 10.14 of Form 10-K filed on March 16, 2010)
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

Exhibit No.	Description
10.40	Tenancy Agreement, dated January 1, 2009, between Midelan Corporation and Optronics International Corporation for various rooms at No. 81, Shueili Road, Hsinchu City, Taiwan (incorporated by reference from Exhibit 10.37 of Form 10-K filed on October 8, 2009)
10.41	Lease of Warehouse in Chengdu Bonded and Logistics Center, commencing August 6, 2009 between Source Photonics Company Limited and Chengdu Bonded & Logistics Investment Company Limited, for the 339 meter space located at No. 8, Shuangbo Road, Hi-tech Zone, West, Chengdu, PRC (incorporated by reference from Exhibit 10.41 of Form 10-K filed on March 16, 2010)
10.42	Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 11, 2008)
10.43	First Amendment, dated July 24, 2008, to Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)
10.44	Second Amendment, dated March 27, 2009, to Loan and Security Agreement, dated April 7, 2008, by and among Source Photonics, Inc., Fiberxon, Inc., LuminentOIC, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 2, 2009)
10.45	Agreement, by and among Spencer Capital Management, LLC, Spencer Capital Partners, LLC, Value Fund Advisors, LLC, Boston Avenue Capital, LLC, Yorktown Avenue Capital, LLC and Spencer Capital Opportunity Fund, LP, Charles M. Gillman, Michael J. McConnell, Kenneth H. Shubin Stein and the Company, dated as of October 8, 2009 (incorporated by reference from Exhibit 10.1 of Form 8-K filed on Oct 14, 2009)
10.46	Settlement Agreement and Release, effective as of December 20, 2009, by and among the Company, Yoram Snir and Fully-Settling Stockholders and Partially-Settling Stockholders, each as defined therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 24, 2009)
10.47	Share Purchase Agreement, dated December 24, 2009, by and among the Company, EDSLan Finance S.r.l., Elio Bianchi, Rodolfo Casieri, Cristina Ciambellini, Sergio Ciambellini and Barbara Pedrazzani (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 31, 2009)
21.1	Subsidiaries of the Registrant (incorporated by reference from Form 10-K filed on March 16, 2010)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from Form 10-K filed on March 16, 2010)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
Date: April 6, 2010	/s/ NOAM LOTAN Noam Lotan Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: April 6, 2010	/s/ NOAM LOTAN Noam Lotan Chief Executive Officer
Principal Financial and Accounting Officer:
Date: April 6, 2010	/s/ CHRIS KING Chris King Chief Financial Officer

        A majority of the Board of Directors: Joan Herman, Noam Lotan, Charles Gillman, Michael Keane, Shlomo Margalit, Michael McConnell, Igal Shidlovsky, Kenneth Shubin Stein and Philippe Tartavull.

By:
Date: April 6, 2010	/s/ JENNIFER HANKES PAINTER Jennifer Hankes Painter As Attorney-in-fact

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