Form 10-Q
period 2010-03-31
MRV COMMUNICATIONS INC
filed 2010-05-10
CIK 887969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______________ to ______________

Commission file number 001-11174

MRV COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. employer
incorporation or organization)	identification no.)

20415 Nordhoff Street, Chatsworth, CA  91311
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

As of May 4, 2010, 157,681,208 shares of MRV’s Common Stock were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MRV Communications, Inc.

Statements of Operations

(In thousands, except per share data)

	Three months ended March 31,
	2010 (unaudited)	2009 (unaudited)
Revenue	$109,075	$103,600
Cost of goods sold	69,457	83,021
Gross profit	39,618	20,579

Operating expenses:
Product development and engineering	9,728	9,145
Selling, general and administrative	23,224	25,410
Amortization of intangibles	564	564
Total operating expenses	33,516	35,119
Operating income (loss)	6,102	(14,540)

Interest expense	(654)	(851)
Other income, net	593	2,396

Income (loss) from continuing operations before income taxes	6,041	(12,995)

Provision for income taxes	1,699	1,867
Income (loss) from continuing operations	4,342	(14,862)

Income from discontinued operations, net of income taxes of $141 in 2009	-	71

Net income (loss)	4,342	(14,791)
Less:
Income from continuing operations attributable to noncontrolling interests	720	549
Loss from discontinued operations attributable to noncontrolling interests	-	(2)
Net income (loss) attributable to MRV	$3,622	$(15,338)

Income (loss) from continuing operations attributable to MRV	$3,622	$(15,411)
Income from discontinued operations attributable to MRV	-	73

Net income (loss) attributable to MRV per share - basic:
From continuing operations	$0.02	$(0.10)
From discontinued operations	-	-
Net income (loss) attributable to MRV per share - basic	$0.02	$(0.10)

Net income (loss) attributable to MRV per share - diluted:
From continuing operations	$0.02	$(0.10)
From discontinued operations	-	-
Net income (loss) attributable to MRV per share - diluted	$0.02	$(0.10)

Weighted average number of shares:
Basic	157,629	157,447
Diluted	158,031	157,447

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$44,567	$55,909
Short-term marketable securities	33,461	17,879
Restricted time deposits	18,763	18,680
Accounts receivable, net	104,134	103,247
Inventories	70,641	61,803
Deferred income taxes	3,617	3,217
Other current assets	21,908	35,492
Current assets of discontinued operations held for sale	-	42,705
Total current assets	297,091	338,932

Property and equipment, net	24,851	23,723

Goodwill	25,086	25,707

Intangibles, net	6,739	7,303

Deferred income taxes, net of current portion	-	185

Other assets	4,913	4,969

Total assets	$358,680	$400,819

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63,381	$60,552
Accrued liabilities	32,684	36,003
Short-term debt	52,823	66,088
Deferred consideration payable	5,401	8,012
Deferred revenue	16,277	14,048
Other current liabilities	5,509	4,615
Current liabilities of discontinued operations held for sale	-	27,109
Total current liabilities	176,075	216,427

Other long-term liabilities	7,114	7,322

Commitments and contingencies

Equity:
MRV stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized — 1,000 shares; no shares issued or outstanding	-	-
Common stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 159,005 shares as of March 31, 2010 and 158,971 shares as of December 31, 2009
Outstanding — 157,652 shares as of March 31, 2010 and 157,617 shares as of December 31, 2009	268	268
Additional paid-in capital	1,405,447	1,405,015
Accumulated deficit	(1,245,421)	(1,249,043)
Treasury stock — 1,353 shares in 2010 and 2009	(1,352)	(1,352)
Accumulated other comprehensive income	10,623	15,463
Total MRV stockholders’ equity	169,565	170,351
Noncontrolling interests	5,926	6,719
Total equity	175,491	177,070
Total liabilities and stockholders’ equity	$358,680	$400,819

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	2010	2009
Three months ended March 31:	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$4,342	$(14,791)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,366	2,480
Share-based compensation expense	446	600
Provision for doubtful accounts, net of recoveries	(275)	91
Deferred income taxes	(17)	113
(Gain) loss on disposition of property and equipment	6	(12)
Changes in operating assets and liabilities:
Accounts receivable	(2,723)	(12,217)
Inventories	(9,498)	11,384
Other assets	(504)	(4,976)
Accounts payable	3,827	1,501
Accrued liabilities	(5,344)	(3,496)
Income tax payable	1,376	52
Deferred revenue	2,627	301
Other current liabilities	(653)	385
Net cash used in operating activities	(4,024)	(18,585)

Cash flows from investing activities:
Purchases of property and equipment	(3,141)	(2,049)
Proceeds from sale of property and equipment	62	46
Proceeds from sale of investments in unconsolidated entities	3,708	-
Proceeds from sale of EDSLan	11,308	-
Investment in restricted time deposits	(139)	(469)
Release of restricted time deposits	39	39
Purchases of investments	(23,385)	-
Proceeds from sale or maturity of investments	7,700	2,243
Net cash used in investing activities	(3,848)	(190)

Cash flows from financing activities:
Net proceeds from exercise of stock options	20	6
Borrowings on short-term debt	39,417	35,670
Payments on short-term debt	(42,030)	(23,988)
Payments on long-term debt	(14)	(13)
Net cash (used in) provided by financing activities	(2,607)	11,675

Effect of exchange rate changes on cash and cash equivalents	(863)	(1,222)
Net decrease in cash and cash equivalents of continuing operations	(11,342)	(8,322)

Less: Net decrease in cash and cash equivalents of discontinued operations	-	(16)
Net decrease in cash and cash equivalents	(11,342)	(8,306)

Cash and cash equivalents, beginning of period	55,909	67,931
Cash and cash equivalents, end of period	$44,567	$59,625

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$534	$679
Cash paid during the period for taxes	$607	$738

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes to Financial Statements

(Unaudited)

1.   Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned and majority-owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity’s working capital.  When investment by others in these enterprises reduces the Company’s voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading.  The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (this “Form 10-Q”) should be read in conjunction with “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “2009 Form 10-K”) filed with the SEC.

In the opinion of MRV’s management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2010, and the results of its operations and its cash flows for the three months then ended.  The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On December 24, 2009, the Company entered into an agreement to divest its 90% ownership in EDSLan, S.p.A., a communication equipment distribution company located in Milan, Italy.  EDSLan was part of the Company’s Network Integration group.  The sale was completed on January 7, 2010.  The historical financial results of EDSLan have been reclassified as discontinued operations for all periods presented as set forth in this Form 10-Q.  The related assets and liabilities of EDSLan have been classified as held for sale in the Balance Sheet as of December 31, 2009.  Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows.

2.   Cash and Cash Equivalents, Restricted Time Deposits and Marketable Securities

MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents.  Investments with maturities of less than one year are considered short-term.  MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits.

Restricted time deposits represent investments that are restricted as to withdrawal or use and are primarily in foreign subsidiaries. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. The Company had bank loans secured by restricted time deposits of $16.9 million as of March 31, 2010 and December 31, 2009 that, pursuant to a loan agreement, will be directly used to repay the loans when the time deposits and underlying bank loans mature.   Investments in and releases of restricted time deposits are included in investing activities on the Company’s Statement of Cash Flows unless the time deposits relate to an underlying bank loan and will be used to repay the loan, in which case the related cash flows are treated as financing activities.

MRV accounts for its marketable securities, which are available for sale, under the provisions of Accounting Standards Codification (“ASC”) Topic 320 Investments — Debt and Equity Securities.  The original cost of MRV’s marketable securities approximated fair market value as of March 31, 2010 and December 31, 2009.  Unrealized losses at March 31, 2010 and December 31, 2009 were $51,000 and $50,000, respectively.  Marketable securities mature at various dates through 2010 and consist of corporate and U.S. government issues.

Marketable securities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Corporate issues	$6,198	$5,798
U.S. government issues	27,263	12,081
Total	$33,461	$17,879

3.   Fair Value Measurement

MRV’s financial instruments, including cash and cash equivalents, restricted time deposits, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations, are carried at cost, which approximates their fair market value. The fair value of long-term debt obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a three-level hierarchy that prioritizes the use of observable inputs, such as quoted prices in active markets, and minimizes the use of unobservable inputs, to measure fair value. All of MRV’s assets and liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. MRV adopted the provisions of ASC 820-10, effective January 1, 2008, for its financial assets and liabilities, and the adoption did not have a material impact on MRV’s consolidated financial statements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining the fair value of its financial assets and liabilities, the Company uses various valuation approaches. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

The Company’s available-for-sale securities consist of U.S. government agencies’ obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of very similar securities which are considered Level 1 category items. There were no material re-measurements to fair value during the three months ended March 31, 2010 of financial assets and liabilities that are not measured at fair value on a recurring basis.

4.   Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. MRV evaluates the collectability of accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount which it reasonably believes to be collectable from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2010 (in thousands):

Balance at beginning of period	$5,508
Charged to expense, net of recoveries	(275)
Write-offs	(766)
Foreign currency translation adjustment	(123)
Balance at end of period	$4,344

As of March 31, 2010 and December 31, 2009, amounts due to the Company from each of Huawei Technologies Co., Ltd. and Telecom Italia S.p.A. exceeded 10% of gross accounts receivables, and accounted for 30% and 26%, respectively, of gross accounts receivables on a combined basis. Huawei is a customer of our Optical Components group and Telecom Italia is a customer of our Network Integration group.

5.   Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead.  Cost is determined by the first in, first out method.  Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Raw materials	$38,522	$30,523
Work-in-process	9,303	8,926
Finished goods	22,816	22,354
Total	$70,641	$61,803

The following table summarizes the change in inventory reserve during the three months ended March 31, 2010 (in thousands):

Balance at beginning of period	$26,870
Charged to expense	617
Write-offs	(1,118)
Foreign currency translation adjustment	(525)
Balance at end of period	$25,844

6.   Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists.  No events occurred during the three months ended March 31, 2010 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period.  Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date.  There was an unrealized loss of $0.6 million during the three months ended March 31, 2010 due to the change in foreign currency rates from December 31, 2009 to March 31, 2010.  The unrealized loss arising from the translation adjustment is recorded in accumulated other comprehensive income in the Balance Sheet.

Other intangible assets consist of intangible assets identified as a result of our acquisition of Fiberxon, Inc. on July 1, 2007.  Amortization of other intangible assets was $564,000 for the three months ended March 31, 2010 and 2009.

The following table summarizes MRV’s other intangible asset balances at March 31, 2010 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$8,500	$(4,251)	$4,249
Customer relationships	4,800	(2,310)	2,490
Customer backlog	600	(600)	-
Total other intangible assets	$13,900	$(7,161)	$6,739

7.   Product Warranty and Indemnification

As of March 31, 2010 and December 31, 2009, MRV’s product warranty liability recorded in accrued liabilities was $3.1 million and $3.6 million, respectively.  MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead.  The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the three months ended March 31, 2010 (in thousands):

Three months ended March 31, 2010

Beginning balance	$3,588
Cost of warranty claims	(552)
Accruals for product warranties	107
Foreign currency translation adjustment	(4)
Total	$3,139

8.   Noncontrolling Interests and Deconsolidation of Divested Subsidiary

The Company deconsolidated EDSLan in January 2010 when it ceased to have a controlling financial interest as a result of the sale of the 90% of the outstanding equity of EDSLan that it previously owned.  The Company recognized a loss of $3.8 million related to the write down of the assets of EDSLan to their net realizable value in 2009.   In accordance with ASC 810 Consolidations, the loss recognized in 2009 was measured as the difference between the fair value of the consideration received and MRV’s share of the carrying amount of EDSLan’s assets and liabilities.   In connection with the sale, the Company entered into a distribution agreement with EDSLan under which EDSLan will purchase a minimum of 2 million euros of the Company’s products over the following three years.

The following table summarizes the change in noncontrolling interests in subsidiaries for the three months ended March 31, 2010 (in thousands):

Three months ended March 31, 2010

Noncontrolling interests at December 31, 2009	$6,719
Net income attributable to noncontrolling interests	720
Increase in noncontrolling interest due to share-based compensation in subsidiaries	33
Translation adjustment attributable to noncontrolling interests	(324)
Divestiture of EDSLan	(1,222)
Noncontrolling interests at March 31, 2010	$5,926

9.   Net Income (Loss) Per Share

Basic net income (loss) per share attributable to MRV is computed using the weighted average number of shares of Common Stock outstanding during the period.  Diluted net income (loss) per share attributable to MRV is computed using the weighted average number of shares of Common Stock outstanding and dilutive potential shares of Common Stock from stock options and warrants outstanding during the period.  Diluted shares outstanding include the dilutive effect of in-the-money options and warrants, which is calculated based on the average share price for each period using the treasury stock method.

Outstanding stock options and warrants to purchase 12.0 million shares were excluded from the computation of diluted net loss per share for the three months ended March 31, 2010, because such stock options and warrants were anti-dilutive since they were not in-the-money.  Outstanding stock options and warrants to purchase 14.2 million shares were excluded from the computation of diluted net loss per share for the three months ended March 31, 2009, because such stock options and warrants were anti-dilutive.

10.  Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation — Stock Compensation.  The following table summarizes the impact on MRV’s results of operations of recording share-based compensation for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009

Cost of goods sold	$42	$58
Product development and engineering	98	175
Selling, general and administrative	306	360
Total share-based compensation expense (1)	$446	$593

(1)          Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

There were no stock option awards granted during the three months ended March 31, 2010 or the three months ended March 31, 2009.  As of March 31, 2010, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $1.8 million, which is expected to be amortized over a weighted-average period of 1.6 years.  MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The Black-Scholes model requires the use of subjective assumptions, including the option’s expected life and the underlying stock price volatility.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV’s 2009 Form 10-K.  MRV evaluates segment performance based on revenues, gross profit and operating income of each segment.  As such, there are no separately identifiable Statements of Operations data below operating income.

The following table summarizes revenues by segment, including intersegment revenues, (in thousands):

	Three months ended March 31,
	2010	2009

Network Equipment group	$30,048	$24,916
Network Integration group	32,743	33,073
Optical Components group	49,493	48,062
All others	-	22
Before intersegment adjustments	112,284	106,073
Intersegment adjustments	(3,209)	(2,473)
Total	$109,075	$103,600

Network Equipment revenue primarily consists of Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of system solutions.  Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.  Optical Components revenue primarily consists of fiber optic components, such as those used in Fiber-to-the-Premises applications, fiber optic transceivers, discrete lasers and light-emitting diode products that generally are not sold as part of our Network Equipment or Network Integration solutions.

One customer accounted for $15.2 million, or 14%, of total revenues for the three months ended March 31, 2010. Another customer accounted for $11.2 million, or 11%, of total revenues for the three months ended March 31, 2009. Both customers contributed to the Optical Components group revenues for the respective periods.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended March 31,
	2010	2009

Americas	$30,858	$33,470
Europe	47,287	44,813
Asia Pacific	30,921	25,148
Other regions	9	169
Total	$109,075	$103,600

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31,	December 31,
	2010	2009

Americas	$5,603	$5,079
Europe	5,895	5,961
Asia Pacific	13,353	12,683
Total	$24,851	$23,723

The following table provides selected Statement of Operations information by business segment (in thousands):

Three months ended March 31:	2010	2009
Gross profit
Network Equipment group	$17,564	$12,586
Network Integration group	10,781	9,337
Optical Components group	11,299	(1,655)
All others	-	12
	39,644	20,280
Corporate unallocated and intersegment adjustments (1)	(26)	299
Total	$39,618	$20,579

Depreciation expense
Network Equipment group	$424	$388
Network Integration group	102	210
Optical Components group	1,245	1,230
All others	-	3
Corporate	14	15
Total	$1,785	$1,846
Operating income (loss)
Network Equipment group	$2,710	$(2,152)
Network Integration group	3,444	3,237
Optical Components group	2,508	(11,096)
All others	-	(359)
	8,662	(10,370)
Corporate unallocated operating loss and adjustments (1)	(2,560)	(4,170)
Total	$6,102	$(14,540)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet information by business segment (in thousands):

	Three months ended March 31,
	2010	2009
Additions to Fixed Assets
Network Equipment group	$842	$401
Network Integration group	387	275
Optical Components group	1,908	987
Corporate	4	239
Discontinued operations	-	147
Total	$3,141	$2,049

	March 31, 2010	December 31, 2009
Total Assets
Network Equipment group	$71,839	$71,893
Network Integration group	96,210	100,308
Optical Components group	148,735	155,578
All others	-	796
Corporate and intersegment eliminations	41,896	29,539
Discontinued operations held for sale	-	42,705
Total	$358,680	$400,819

	March 31, 2010	December 31, 2009
Goodwill
Network Equipment group	$11,341	$11,628
Network Integration group	13,745	14,079
Total	$25,086	$25,707

12.  Comprehensive Loss

The following table summarizes the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2010	2009

Net income (loss)	$4,342	$(14,791)
Unrealized loss from available-for-sale securities	(1)	(29)
Foreign currency translation	(5,163)	(6,154)
Comprehensive loss	(822)	(20,974)
Less: comprehensive income attributable to noncontrolling interests	396	302
Comprehensive loss attributable to MRV	$(1,218)	$(21,276)

13.  Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 810-10 Consolidations providing (a) guidance on identifying variable interest entities and determining whether such entities should be consolidated; (b) general consolidation guidance; and (c) guidance on the consolidation of entities controlled by contract. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. ASC 810-10 became effective for the Company beginning January 1, 2010. The adoption of ASC 810-10 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In June 2009, the FASB issued ASC 860 Transfers and Servicing which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASC 860 is effective for interim and annual reporting periods ending after November 15, 2009 and has been applied prospectively. MRV adopted the provisions of ASC 860 on January 1, 2010; the application of ASC 860 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In October 2009, the FASB amended the guidance for ASC 605 Revenue Recognition. The amendments establish a hierarchy for determining the selling price of a deliverable in a multiple-element deliverable revenue arrangement. The selling price used for each deliverable will be based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available: or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally on the basis of the selling price of each deliverable. The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier adoption permitted. MRV believes that the adoption of this new standard may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

14. Litigation

MRV has accrued a liability for a potential deferred consideration payment related to the acquisition by MRV of Fiberxon in July 2007. On March 25, 2009, MRV filed a complaint in the Superior Court of Los Angeles County, California, against former executives, directors and stockholders of Fiberxon seeking to recover damages in connection with the sale of Fiberxon to MRV in excess of the $31.5 million of potential deferred consideration to be paid in connection with the acquisition of Fiberxon. On December 20, 2009, MRV entered into a Settlement Agreement and Release (the “Settlement Agreement”), with Yoram Snir, personally and in his capacity as Stockholders’ Agent for the former stockholders of Fiberxon. Pursuant to the Settlement Agreement, MRV has fully settled any obligation to pay the first $18.0 million that was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, approximately 33% of the $13.5 million remains in potential dispute. The Company recorded a $20.5 million gain during 2009, and a gain of $0.5 million during the three months ended March 31, 2010 for the reduction of the deferred payment obligation resulting from the settlement. Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement, and recently initiated litigation in Beijing, PRC. The Company and certain related co-defendants have not yet been served with this complaint, however a review of its allegations indicates that it sets forth a claim for approximately $1.7 million which is these former stockholders pro rata amount of the $13.5 million portion of the potential deferred compensation.

In connection with the Company’s past stock option grant practices, MRV and certain of its current and former directors and officers have been subjected to a number of ongoing stockholder lawsuits. Between June 10, 2008 and August 15, 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a), of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in MRV’s press release of June 5, 2008, which stated that the Company’s financial statements could not be relied on due to the Company’s historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In April 2010, the parties to the securities class action lawsuits filed a stipulation and agreement of settlement of $10.0 million with the court, which settlement amount we expect to be covered by our director and officer insurance policies. The Company and plaintiffs in the federal and California state derivative lawsuits have attended two mediations but have not been successful in reaching a settlement on these claims. Motions to dismiss the complaints in both the federal and state derivative lawsuits are currently pending in those courts.

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the parties in an effort to demonstrate that MRV’s products and/or processes do not violate any patents. The Company has been involved in such discussions with International Business Machines, Alcatel-Lucent, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc., The Lemelson Foundation, Finisar Corporation and Apcon, Inc. in the past. In addition, Finisar filed a lawsuit against MRV, Source Photonics and two other competitors in January 2010 alleging that each defendant’s optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys’ fees, costs and interest.  The defendants have agreed to joint representation of counsel, and the defendants answered the complaint in March 2010, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws. The judge in the case held a trial setting conference in April 2010, and both parties have since filed their initial objections and responses to requests for production of documents.  On May 5, 2010, the judge in the case issued an order severing the parties, and all defendants except Source Photonics were dismissed without prejudice.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2009 Form 10-K.   The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as “expects,” “anticipates,” “intends,” “potential,” “estimates,” “believes,” “may,”  “should,” “could,” “will,” “would,” and words of similar import.

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management’s long term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV’s customers and suppliers and their financial condition, MRV’s success in developing, introducing and shipping product enhancements and new products, increased competition in our market segments, market acceptance of new products, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, risks of manufacturing in Asia, maintenance of our inventory and production backlog, and litigation related to MRV’s historical stock option granting practices, its acquisition of Fiberxon, Inc., and patent infringement claims by others.

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of our 2009 Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

Overview

MRV Communications is a global supplier of communications equipment and services to carriers, governments and enterprise customers worldwide. We are also a supplier of optical components, primarily through our wholly-owned subsidiary Source Photonics, Inc. We conduct our business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income (loss). Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. Our Optical Components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers’ representatives, value-added-resellers, distributors and systems integrators.

On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan, S.p.A., a communication equipment distribution company located in Milan, Italy.  The sale closed on January 7, 2010.  EDSLan was part of our Network Integration group and we have reclassified the historical financial results of EDSLan as discontinued operations in this Form 10-Q to reflect this reclassification. Accordingly, the related assets and liabilities of EDSLan have been classified as assets and liabilities from discontinued operations held for sale in the Balance Sheet at December 31, 2009, and we recognized a loss related to the write down of the assets of EDSLan to their net realizable value in 2009.

Our business involves reliance on foreign-based offices.  Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, PRC, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan and the United Kingdom. For the three months ended March 31, 2010 and 2009, foreign revenues constituted 73% and 68%, respectively, of total revenues.  The majority of foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  We follow accounting standards set by the Financial Accounting Standards Board (“FASB”) to ensure we consistently report our financial condition, results of operations, and cash flows in conformity with GAAP.  References to GAAP issued by the FASB in this Form 10-Q are to the FASB Accounting Standards of Codification (“ASC”).

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

Revenue Recognition.    MRV’s major revenue-generating products consist of fiber optic components, switches and routers, console management, and physical layer products. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped “FOB shipping point,” with no right of return, and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when a product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, in which case a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor’s inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data and other factors known at the time of revenue recognition.

Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, we apply the provisions of ASC 985 Software to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Allowance for Doubtful Accounts.    We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot precisely predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers deteriorates, resulting in their inability to make payments, a larger reserve may be required. In the event we determine that a change in the allowance is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we make such a determination.

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

Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company’s market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period.

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

Share-Based Compensation.    We determine the fair value of stock options and warrants using the Black-Scholes valuation model as permitted under ASC 718 Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 10 “Share-Based Compensation” to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results.  We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona, the Taiwan dollar, the Chinese renminbi and the Israeli new shekel. For the three months ended March 31, 2010, 67% of revenues and 68% of operating expenses were incurred at subsidiaries with a reporting currency other than the U.S. dollar.  Translation rate exposure for the Chinese renminbi is currently mitigated by the Chinese government’s decision to tie the renminbi rate to the U.S. dollar.   Excluding the renminbi, these currencies were stronger against the U.S. dollar for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, so revenues and expenses in these countries translated into more dollars than they would have in the prior period.  Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table summarizes certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

	Three months ended March 31,
	2010		2009

	$	%	$	%
Revenue	$109,075	100%	$103,600	100%
Network Equipment group (1) (2)	30,048	28	24,916	24
Network Integration group (1)(2)	32,743	30	33,073	32
Optical Components group (1)(2)	49,493	45	48,062	46
All others (1)(2)	-	-	22	-

Gross profit (2)	$39,618	36	$20,579	20
Network Equipment group	17,564	58	12,586	51
Network Integration group	10,781	33	9,337	28
Optical Components group	11,299	23	(1,655)	(3)
All others	-		12	55

Operating expenses (2)	$33,516	31	$35,119	34
Network Equipment group	14,854	49	14,738	59
Network Integration group	7,337	22	6,100	18
Optical Components group	8,791	18	9,441	20
All others	-	-	371	1686

Operating income (loss) (2)	$6,102	6	$(14,540)	(14)
Network Equipment group	2,710	9	(2,152)	(9)
Network Integration group	3,444	11	3,237	10
Optical Components group	2,508	5	(11,096)	(23)
All others	-	-	(359)	(1632)

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

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/ (Unfavorable)		% Change
Three months ended March 31:	2010	2009	$ Change	% Change	constant currency (2)

Network Equipment group	$30,048	$24,916	$5,132	21%	18%
Network Integration group	32,743	33,073	(330)	(1)	(8)
Optical Components group	49,493	48,062	1,431	3	2
All others	-	22	(22)	(100)	(100)
	112,284	106,073	6,211	6	3
Adjustments (1)	(3,209)	(2,473)	(736)	(30)	(30)
Total	$109,075	$103,600	$5,475	5%	2%

(1) Adjustments represent the elimination of intersegment revenue.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results.  Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The following table summarizes segment revenues, excluding intersegment sales, by geographic region (dollars in thousands):

Three months ended March 31:	2010	2009	$ Change	% Change

Network Equipment group:
Americas	$13,195	$10,399	$2,796	27%
Europe	11,745	8,385	3,360	40
Asia Pacific	2,760	4,305	(1,545)	(36)
Other regions	5	-	5	-
Total Network Equipment	27,705	23,089	4,616	20
Network Integration group:
Europe	32,743	33,073	(330)	(1)
Total Network Integration	32,743	33,073	(330)	(1)
Optical Component group:
Americas	17,663	23,071	(5,408)	(23)
Europe	2,799	3,356	(557)	(17)
Asia Pacific	28,161	20,843	7,318	35
Other regions	4	168	(164)	(98)
Total Optical Components	48,627	47,438	1,189	3
Total	$109,075	$103,600	$5,475	5%

Consolidated revenue for the first quarter of 2010 increased $5.5 million, or 5%, compared to the first quarter of 2009, due primarily to a $5.1 million, or 21%, increase in Network Equipment revenue and a $1.4 million, or 3%, increase in Optical Component revenue, partially offset by a $0.7 million increase in intercompany revenue eliminations and a $0.3 million decrease in Network Integration revenues.  Revenue would have been $3.2 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in the first quarter of 2009.

Network Equipment Group.  Revenue, including intersegment revenues, for the first quarter of 2010 generated from the Network Equipment group increased $5.1 million, compared to the first quarter of 2009 primarily due to a $2.8 million increase in our aerospace and defense business, and increased sales in our Fiber DriverTM, LambdaDriverTM, OptiSwitch® and Media Cross ConnectTM products.  Revenue would have been $0.6 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.

Network Integration Group.  Revenue, including intersegment revenues, for the first quarter of 2010 generated from the Network Integration group decreased $0.3 million compared to the first quarter of 2009 due to a $3.2 million decrease at our Swiss subsidiary, due to project delays.  This decrease was partially offset by increases in our other subsidiaries, due to favorable changes in exchange rates and increased sales of OptiSwitch in Sweden.  Revenue would have been $2.4 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group.  Revenue, including intersegment revenue, for the first quarter of 2010 generated from the Optical Components group increased $1.4 million, or 3%, compared to the first quarter of 2009 primarily due to a $7.3 million, or 35%, increase in revenues in the Asia Pacific region, partially offset by a $5.4 million decrease in the Americas region and a $0.6 million decrease in the Europe region.  Revenues from sales of PON subsystems for applications in Fiber-to-the-Premises deployments, decreased $1.8 million to $27.0 million.  Revenues from sales of datacom/telecom, or D/T, transceivers increased $3.0 million to $22.1 million in the first quarter of 2010 from $19.1 million in the first quarter of 2009.  Revenue would have been $0.2 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)		% Change
Three months ended March 31:	2010	2009	$ Change	% Change	constant currency (2)

Network Equipment group	$17,564	$12,586	$4,978	40%	36%
Network Integration group	10,781	9,337	1,444	15	7
Optical Components group	11,299	(1,655)	12,954	783	771
All others	-	12	(12)	(100)	(100)
	39,644	20,280	19,364	95	88
Corporate unallocated cost of goods sold and adjustments (1)	(26)	299	(325)	(109)	(109)
Total	$39,618	$20,579	$19,039	93%	86%

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

Consolidated gross profit for the first quarter of 2010 increased $19.0 million, or 93%, compared to the first quarter of 2009 due to a $13.0 million increase in gross profit in the Optical Components group, a $5.0 million increase in the Network Equipment segment, and a $1.4 million increase in the Network Integration segment.  Gross margin increased from 20% in the prior year to 36% with improvements in all three business segments, most significantly in the Optical Components group, where gross margin increased from negative 3% to a positive 23%. Gross margin increased in the Network Equipment group from 51% to 58% and in the Network Integration group from 28% to 33% in the first quarter of 2010 compared to the first quarter of 2009.  Gross profit would have been $1.4 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in the first quarter of 2009.  Gross profit reflects share-based compensation in cost of goods sold of $42,000 and $58,000 in the first quarters of 2010 and 2009, respectively.

Network Equipment Group.  Gross profit for the first quarter of 2010 increased $5.0 million compared to the first quarter of 2009.   The 40% increase in gross profit was due to a 21% increase in revenues combined with an improvement in gross margin from 51% to 58%.  The improvement in margins was due to a change a product mix, including an increase in the portion of our revenues from our aerospace and defense subsidiary, as well as an improvement in margins in our optical communication systems division due primarily to sales of optical components sold as part of system solutions, which had a more rapid decline in cost than in average selling prices during the quarter.  Gross profit would have been $0.4 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  Gross profit reflects the effect of share-based compensation in cost of goods sold of $12,000 and $13,000 in 2010 and 2009, respectively.

Network Integration Group.  Gross profit for the first quarter of 2010 increased $1.4 million compared to the first quarter of 2009.  The 15% increase was partially due to the impact of foreign currency exchange rates.  Gross profit would have been $0.8 million higher in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  Gross profit improved on a constant dollar basis due to an improvement in average gross margins from 28% to 33%, partially offset by a decrease in constant dollar revenues of 8%.  The improvement in the group’s gross margin was due to improvements in the gross margins of our Italian and Swiss subsidiaries, and to an increase in the proportion of revenues from our French and Scandinavian subsidiaries, which have relatively high gross margins. The Network Integration group did not incur share-based compensation in cost of goods sold in either period.

Optical Components Group.  Gross profit for the first quarter of 2010 increased $13.0 million compared to the first quarter of 2009.  The increase was driven by a 3% increase in revenues and an improvement in gross margins from negative 3% to 23%.  Gross margin improved as the result of several factors.  We began to recognize the increased manufacturing efficiencies as a result of the consolidation of in-house manufacturing in our new factory in Chengdu, PRC, and a significant shift from third party manufacturing services to in-house manufacturing.  In addition, we benefited from a shift in product mix during the quarter as a higher percentage of revenues came from sales of certain D/T transceivers product lines with higher gross margins.  Gross profit would have been $0.2 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  Gross profit reflects share-based compensation in cost of goods sold of $30,000 and $40,000 in the first quarters of 2010 and 2009, respectively.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)		% Change
Three months ended March 31:	2010	2009	$ Change	% Change	constant currency (1)

Network Equipment group	$14,854	$14,738	$(116)	(1)%	1%
Network Integration group	7,337	6,100	(1,237)	(20)	(11)
Optical Components group	8,791	9,441	650	7	8
All others	-	371	371	100	100
	30,982	30,650	(332)	(1)	2
Corporate unallocated operating expenses and adjustments (2)	2,534	4,469	1,935	43	43
Total	$33,516	$35,119	$1,603	5%	7%

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

Consolidated operating expenses were $33.5 million, or 31% of revenues, in the first quarter of 2010, compared to $35.1 million, or 34% of revenues, in the first quarter of 2009.  The $1.6 million, or 5%, reduction was primarily in corporate unallocated expenses, which declined $1.9 million.  Operating expenses in the same period for the Optical Component segment also declined, by $0.7 million, due to cost reduction efforts which began in the second quarter of 2009.  These declines were partially offset by an increase of $1.2 million in the Network Integration segment, due in part to the impact of foreign currency exchange rates. The decrease in unallocated corporate expenses reflects the decline in restatement-related expenses incurred as the result of the investigation announced in June  2008.  Operating expenses would have been $1.0 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in the first quarter of 2009.  Product development and engineering expenses included segment and unallocated corporate share-based compensation of $0.1 million and $0.2 million in the first quarters of 2010 and 2009, respectively.  Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $0.3 million and $0.4 million in the first quarters of 2010 and 2009, respectively.

Network Equipment Group.  Operating expenses in the first quarter of 2010 were $14.9 million, or 49% of revenues, compared to $14.7 million, or 59% of revenues, in the first quarter of 2009.  The decrease in operating expenses as a percent of revenue was the result of improvements in the Americas and International sales offices’ operating expense structures following cost reductions implemented in response to the adverse market conditions in 2009, which allowed our operating expenses to remain flat compared to the first quarter of 2009 despite a 21% increase in revenue.  Operating expenses would have been $0.3 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  Product development and engineering expenses included share-based compensation of $60,000 and $62,000 in the first quarters of 2010 and 2009, respectively.  Selling, general and administrative expenses included share-based compensation of $117,000 and $112,000 in the first quarters of 2010 and 2009, respectively.

Network Integration Group.  Operating expenses in the first quarter of 2010 were $7.3 million, or 22% of revenues, compared to $6.1 million, or 18% of revenues, in the first quarter of 2009.  The $1.2 million increase in operating expenses was primarily the result of higher sales and marketing expenses as a percent of revenue, particularly in our Swiss subsidiary which experienced a substantial decline in revenues due to delayed projects.  Operating expenses would have been $0.6 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  The Network Integration group did not have share-based compensation in such periods for either year.

Optical Components Group.  Operating expenses in the first quarter of 2010 were $8.8 million, or 18% of revenues, compared to $9.4 million, or 20% of revenues, in the first quarter of 2009.  The decrease was due to cost reduction efforts during 2009, which were implemented after the first quarter of 2009. Operating expenses would have been $0.1 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  Product development and engineering expenses included a share-based compensation of $34,000 and $101,000 in the first quarters of 2010 and 2009, respectively.  Selling, general and administrative expenses included share-based compensation of $105,000 and $125,000 in the first quarters of 2010 and 2009, respectively.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)		% Change
Three months ended March 31:	2010	2009	$ Change	% Change	constant currency (2)

Network Equipment group	$2,710	$(2,152)	$4,862	226%	219%
Network Integration group	3,444	3,237	207	6	(1)
Optical Components group	2,508	(11,096)	13,604	123	122
All others	-	(359)	359	100	100
	8,662	(10,370)	19,032	184	179
Corporate unallocated and adjustments (1)	(2,560)	(4,170)	1,610	39	39
Total	$6,102	$(14,540)	$20,642	142%	139%

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

Consolidated operating income was $6.1 million in the first quarter of 2010, or 6% of revenues, an increase of $20.6 million from an operating loss of $14.5 million in the first quarter of 2009.  The increase was primarily the result of the $13.6 million improvement in operating income in the Optical Components group, the $4.9 million improvement in the Network Equipment segment, and the $1.6 million decrease in Corporate unallocated expenses. Operating income would have been $0.4 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  Operating income included segment and unallocated corporate share-based compensation expense of $0.4 million and $0.6 million in the first quarters of 2010 and 2009, respectively.

Network Equipment Group.  Operating income in the first quarter of 2010 was $2.7 million, compared to an operating loss of $2.2 million in the first quarter of 2009.  The increase was primarily the result of the $5.1 million increase in revenue in addition to the improvements in gross margin which increased from 51% of revenue in the first quarter of 2009 to 58% of revenue during the comparable period in 2010.  Operating income would have been $0.1 million lower in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.  Operating loss included share-based compensation expense of $188,000 and $187,000 in 2010 and 2009, respectively.

Network Integration Group.  Operating income in the first quarter of 2010 was $3.4 million, compared to operating income of $3.2 million in the first quarter of 2009, an increase of 6%, or $0.2 million.  The improvement was the result of the $1.4 million improvement in gross profit partially offset by the $1.2 million increase in operating expenses.  Operating income would have been $0.2 million higher in the first quarter of 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group.  Operating income was $2.5 million in the first quarter of 2010, compared to an operating loss of $11.1 million in the first quarter of 2009, a $13.6 million improvement.  The improvement in operating income was primarily due to the $13.0 million increase in gross profit, and to a lesser extent the $0.7 million reduction in operating expenses. The effect of currency fluctuations did not have a significant impact on operating income in the first quarter of 2010.  Operating income included share-based compensation expense of $169,000 and $266,000 in the first quarters of 2010 and 2009, respectively.

Interest Expense and Other Income, Net

Interest expense was $0.7 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.  Other income, net, for the three months ended March 31, 2010, principally includes a gain of $0.5 million on settlement of certain deferred consideration obligations related to the acquisition of Fiberxon for an amount less than the obligations carrying value at the time of the settlement.  Other income, net, also includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions.  Interest income decreased from $0.2 million in the first quarter of 2009 to $0.1 million in 2010 due to the decline in interest rates on the underlying interest bearing marketable securities.

Income Taxes

The provision for income taxes was $1.7 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.  Income tax expense fluctuates based on the amount of income or loss generated in the various jurisdictions where we recognize income taxes and are not recording or releasing a valuation allowance.

Tax Loss Carry Forwards

As of December 31, 2009, MRV had federal, state, and foreign net operating loss (“NOL”) carry forwards available of $228.6 million, $142.8 million and $96.7 million, respectively. For the year ended December 31, 2009, federal NOL carry forwards increased by $32.0 million, and state NOL carry forwards decreased by $12.3 million. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2029. Certain foreign net operating loss carryforwards and tax credits are available indefinitely. As of December 31, 2009, federal, state, and foreign income tax credits amounted to $6.8 million, $5.3 million, and $0.5 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2020 and 2012, respectively. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited.  An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period.  We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership.  We have a full valuation allowance recorded against domestic deferred income tax assets due to a history of net losses. Although realization is not assured, management believes it is more likely than not that certain foreign net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized and therefore have been recognized.

Liquidity and Capital Resources

During the period ended March 31, 2010, the Company’s cash and short-term investments position increased from $92.5 million to $96.8 million.  Our cash inflows included $11.3 million in proceeds from the sale of EDSLan, $3.7 million in proceeds from the sale of our cost-basis investment in Dune Networks, Inc. and $6.9 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, and allowance for doubtful accounts.   Our cash outflows included $10.9 million in increases in operating assets and liabilities, primarily due to increased inventory in anticipation of increased sales and $2.1 million in payments related to the deferred payment obligation from our acquisition of Fiberxon.  We also had net payments on short-term debt of $2.6 million and capital expenditures of $3.1 million.

Cash and cash equivalents totaled $44.6 million at March 31, 2010 compared to $55.9 million in cash and cash equivalents as of December 31, 2009.  The following table summarizes our cash position, which includes cash, cash equivalents, restricted time deposits and short-term marketable securities, and short-term debt position (dollars in thousands):

	March 31, 2010	December 31, 2009

Cash
Cash and cash equivalents	$44,567	$55,909
Short-term marketable securities	33,461	17,879
Restricted time deposits	18,763	18,680
	96,791	92,468
Short-term debt	52,823	66,088
Cash in excess of debt	$43,968	$26,380
Ratio of cash to debt (1)	1.8 : 1	1.4 : 1

(1) Determined by dividing total cash by total debt.

Short-term Debt

The following table summarizes our short-term debt (dollars in thousands):

Short-term Debt	March 31, 2010	December 31, 2009	Decrease
Source Photonics, Inc.:
Commercial drafts sold with recourse	$-	$9,726	$(9,726)
Lines of credit secured by commercial time deposits	16,922	16,922	-
Lines of credit secured by accounts receivable	21,851	24,581	(2,730)
Total short-term debt at Source Photonics	38,773	51,229	(12,456)
Tecnonet, S.r.L.:
Lines of credit secured by accounts receivable	13,377	13,985	(608)
Unsecured short-term debt	673	860	(187)
Total short-term debt at Tecnonet	14,050	14,845	(795)
Other	-	14	(14)
Total short-term debt	$52,823	$66,088	$(13,265)

The decrease in short-term debt includes $9.7 million related to the maturity of commercial drafts sold with recourse from a major customer of our subsidiary Source Photonics.  When we sell notes receivable with recourse, the notes remain in other current assets, and an equivalent obligation is recorded in short-term debt until the customer pays the new note holder of the note.  During the quarter, all of the commercial drafts shown on the December 31, 2009 Balance Sheet were paid by the customer resulting in a corresponding decrease in other current assets and short-term debt.  The reduction in short-term debt at Tecnonet reflects the impact of foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	March 31, 2010	December 31, 2009

Current assets	$297,091	$338,932
Less: Current assets of discontinued operations	-	(42,705)
Current assets from continuing operations	297,091	296,227

Current liabilities	176,075	216,427
Less: Current liabilities of discontinued operations	-	(27,109)
Current liabilities from continuing operations	176,075	189,318
Working capital from continuing operations	$121,016	$106,909
Current ratio from continuing operations (1)	1.7 : 1	1.6 : 1

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

Contractual Obligations

There were no material changes in our contractual obligations since December 31, 2009 other than the decrease in short-term debt discussed above, and the reduction of the deferred consideration payable of $2.6 million consisting of payments of $2.1 million and a gain from additional settlements of $0.5 million.

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

Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, from time to time we enter into interest rate swap contracts. As of March 31, 2010, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, from time to time we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of March 31, 2010, we did not have any foreign exchange contracts outstanding.

Certain assets, including certain bank accounts and accounts receivables, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. These principally include the Chinese renminbi, the euro, the Swedish krona, the Swiss franc, the Taiwan dollar and the Israeli new shekel. Additionally, certain of our current and long-term liabilities are denominated in these foreign currencies. When these transactions are settled in a currency other than the reporting currency, we recognize a foreign currency transaction gain or loss.

When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income.  In general, these currencies were stronger against the U.S. dollar for the three months ended March 31, 2010 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2009. For the three months ending March 31, 2010, we had approximately:

•           $21.5 million related to cost of goods and operating expenses settled in euros;

•           $5.9 million related to cost of goods and operating expenses settled in Swedish kronor;

•           $7.9 million related to cost of goods and operating expenses settled in Swiss francs;

•           $19.5 million related to cost of goods and operating expenses settled in Taiwan dollars;

•           $20.5 million related to cost of goods and operating expenses settled in Chinese renminbi; and

•           $5.5 million related to cost of goods and operating expenses settled in Israeli new shekels;

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the year to date period in 2010, our costs would have increased to approximately:

•           $23.7 million related to cost of goods and operating expenses settled in euros;

•           $6.5 million related to cost of goods and operating expenses settled in Swedish kronor;

•           $8.7 million related to cost of goods and operating expenses settled in Swiss francs;

•           $21.4 million related to cost of goods and operating expenses settled in Taiwan dollars;

•           $22.6 million related to cost of goods and operating expenses settled in Chinese renminbi; and

•           $6.1 million related to cost of goods and operating expenses settled in Israeli new shekels;

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	March 31, 2010	December 31, 2009

U.S. dollars	$20,875	$24,825
Euros	12,681	17,403
Chinese renminbi	6,647	8,265
Swiss Francs	2,659	2,259
Taiwan dollars	236	433
Norwegian kronor	250	688
Swedish kronor	268	823
Israeli new shekels	539	836
Other	412	377
Total cash and cash equivalents	$44,567	$55,909

Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Controls

We are in the process of implementing changes to the Company’s internal control over financial reporting to remediate certain material weaknesses as described in our 2009 Form 10-K.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred after the filing of our 2009 Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Stock Option Litigation

In June 2008, the Company announced that our Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon due to the Company’s intention to restate its financial results from 2002 through 2008 to correct its accounting for option grants and other issues. The Board of Directors appointed a Special Committee of independent directors, along with independent legal counsel and outside accounting experts, to investigate the issues, and a restatement of the Company’s financial statements was filed in its Annual Report on Form 10-K for the year ended December 31, 2008 in October 2009.

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in our press release of June 5, 2008, which stated that the Company’s financial statements could not be relied on due to the Company’s historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In April 2010, the parties to the securities class action lawsuits filed a stipulation and agreement of settlement of $10 million with the court, which settlement amount we expect to be covered by our director and officer insurance policies. The Company and plaintiffs in the federal and California state derivative lawsuits have attended two mediations but have not been successful in reaching a settlement of these claims.  Motions to dismiss the complaints in both the federal and state derivative lawsuits are currently pending in those courts.

Fiberxon Acquisition Litigation

In March 2009, we filed a complaint against former executives, directors and stockholders of Fiberxon, Inc., in the Superior Court of Los Angeles County, California, seeking to recover damages in excess of the $31.5 million of potential deferred consideration to be paid in connection with our purchase of Fiberxon in July 2007. The complaint alleged breaches of representations and warranties, intentional misrepresentations, breaches of noncompetition agreements and tortious interference with employee contracts. We entered into a Settlement Agreement and Release (the “Settlement Agreement”) in December 2009 with Yoram Snir, personally and in his capacity as Stockholders’ Agent for the former stockholders of Fiberxon. Pursuant to the Settlement Agreement, the Company has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, we agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, stockholders holding 67% of the former shares have elected to participate in this portion of the settlement.

Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement and have recently initiated litigation in Beijing, PRC. The Company and certain related co-defendants have not yet been served with this complaint.  However a review of its allegations indicates that it sets forth a claim for approximately $1.7 million which is these former stockholders’ pro rata amount of the $13.5 million portion of the potential deferred compensation.

Finisar Corporation v. Source Photonics, Inc., et al.

In January 2010, Finisar Corporation filed a complaint against MRV, Source Photonics, Oplink Communications, Inc., and NeoPhotonics Corporation in the U.S. District Court for the Northern District of California alleging that each defendant’s optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys’ fees, costs and interest.  Finisar has alleged that at least some of the patents asserted are part of certain digital diagnostic standards for optoelectronics transceivers, and therefore, are being utilized in such digital diagnostic standards.  The defendants have agreed to joint representation of counsel, and the defendants answered the complaint in March 2010, asserting two claims of patent infringement and additional claims asserting that Finisar has violated state and federal competition laws. The Hon. William H. Alsup held a trial setting conference in April 2010, and both parties have since filed their initial objections and responses to requests for production of documents.  On May 5, 2010, Jg. Alsup issued an order severing the parties, and all defendants except Source Photonics were dismissed without prejudice.

The results of any litigation are inherently uncertain, and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 1A.           Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2009 Form 10-K.  There have been no material changes in the Risk Factors as previously disclosed in our 2009 Form 10-K.

Item 6. Exhibits

(a)         Exhibits

No.	Description

10.1	MRV Communications, Inc. Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 29, 2010)

10.2

Fourth Amendment to Loan and Security Agreement, by and between Silicon Valley Bank and various Source Photonics, Inc. entities listed thereto, effective as of April 5, 2010 (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 9, 2010)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2010.

MRV COMMUNICATIONS, INC.

By: /s/ Noam Lotan
Noam Lotan Principal Executive Officer

By: /s/ Chris King
Chris King
Principal Financial Officer