Form 10-Q
period 2010-06-30
MRV COMMUNICATIONS INC
filed 2010-08-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

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

(818) 773-0900
(Registrant's telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [x]

As of August 4, 2010, 157,729,680 shares of MRV's Common Stock were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$122,224	$104,943	$231,299	$208,543
Cost of goods sold	80,573	74,927	150,030	157,948
Gross profit	41,651	30,016	81,269	50,595

Operating expenses:
Product development and engineering	9,144	8,433	18,872	17,578
Selling, general and administrative	25,061	22,874	48,285	48,284
Amortization of intangibles	564	564	1,128	1,128
Total operating expenses	34,769	31,871	68,285	66,990
Operating income (loss)	6,882	(1,855)	12,984	(16,395)

Interest expense	(814)	(746)	(1,468)	(1,597)
Other income (expense), net	536	(1,260)	1,129	1,136

Income (loss) from continuing operations before income taxes	6,604	(3,861)	12,645	(16,856)

Provision for income taxes	3,237	1,557	4,936	3,424
Income (loss) from continuing operations	3,367	(5,418)	7,709	(20,280)

Income from discontinued operations, net of income taxes of $180 and $321 for the three and six months in 2009, respectively	—	267	—	338

Net income (loss)	3,367	(5,151)	7,709	(19,942)
Less:
Income from continuing operations attributable to noncontrolling interests	400	569	1,120	1,118
Income from discontinued operations attributable to noncontrolling interests	—	12	—	10
Net income (loss) attributable to MRV	$2,967	$(5,732)	$6,589	$(21,070)

Income (loss) from continuing operations attributable to MRV	$2,967	$(5,987)	$6,589	$(21,398)
Income from discontinued operations attributable to MRV	—	255	—	328

Net income (loss) attributable to MRV per share - basic:
From continuing operations	$0.02	$(0.04)	$0.04	$(0.14)
From discontinued operations	—	—	—	—
Net income (loss) attributable to MRV per share - basic (1)	$0.02	$(0.04)	$0.04	$(0.13)

Net income (loss) attributable to MRV per share - diluted:
From continuing operations	$0.02	$(0.04)	$0.04	$(0.14)
From discontinued operations	—	—	—	—
Net income (loss) attributable to MRV per share - diluted (1)	$0.02	$(0.04)	$0.04	$(0.13)

Weighted average number of shares:
Basic	157,684	157,530	157,657	157,489
Diluted	158,621	157,530	158,552	157,489

(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Balance Sheets

(In thousands, except par values)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,191	$55,909
Short-term marketable securities	32,740	17,879
Restricted time deposits	18,940	18,680
Accounts receivable, net	112,632	103,247
Inventories	81,571	61,803
Deferred income taxes	2,868	3,217
Other current assets	27,370	35,492
Current assets of discontinued operations held for sale	—	42,705
Total current assets	312,312	338,932

Property and equipment, net	26,997	23,723

Goodwill	23,882	25,707

Intangibles, net	6,175	7,303

Deferred income taxes, net of current portion	—	185

Other assets	3,943	4,969

Total assets	$373,309	$400,819

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$78,711	$60,552
Accrued liabilities	32,669	36,003
Short-term debt	51,646	66,088
Deferred consideration payable	5,062	8,012
Deferred revenue	16,724	14,048
Other current liabilities	4,962	4,615
Current liabilities of discontinued operations held for sale	—	27,109
Total current liabilities	189,774	216,427

Other long-term liabilities	8,028	7,322

Commitments and contingencies

Equity:
MRV stockholders' equity:
Preferred stock, $0.01 par value:
Authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock, $0.0017 par value:
Authorized - 320,000 shares
Issued - 159,055 shares as of June 30, 2010 and 158,971 shares as of December 31, 2009
Outstanding - 157,702 shares as of June 30, 2010 and 157,617 shares as of December 31, 2009	268	268
Additional paid-in capital	1,406,006	1,405,015
Accumulated deficit	(1,242,454)	(1,249,043)
Treasury stock - 1,353 shares in 2010 and 2009	(1,352)	(1,352)
Accumulated other comprehensive income	7,185	15,463
Total MRV stockholders' equity	169,653	170,351
Noncontrolling interests	5,854	6,719
Total equity	175,507	177,070
Total liabilities and stockholders' equity	$373,309	$400,819

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Statements of Cash Flows

(In thousands)

	2010	2009
Six months ended June 30:	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$7,709	$(19,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,875	4,917
Share-based compensation expense	987	1,032
Provision for doubtful accounts, net of recoveries	(307)	232
Deferred income taxes	1,399	(225)
(Gain) loss on disposition of property and equipment	27	(12)
Changes in operating assets and liabilities:
Accounts receivable	(14,462)	(9,346)
Inventories	(22,115)	13,416
Other assets	(6,400)	(3,956)
Accounts payable	21,124	(11,773)
Accrued liabilities	(5,224)	(6,243)
Income tax payable	1,554	2,311
Deferred revenue	3,402	3,391
Other current liabilities	137	(925)
Net cash used in operating activities	(7,294)	(27,123)

Cash flows from investing activities:
Purchases of property and equipment	(7,831)	(4,793)
Proceeds from sale of property and equipment	66	43
Proceeds from sale of investments in unconsolidated entities	3,708	—
Proceeds from sale of EDSLan	11,308	—
Investment in restricted time deposits	(363)	(484)
Release of restricted time deposits	56	61
Purchases of investments	(35,854)	(1,000)
Proceeds from sale or maturity of investments	20,805	6,694
Purchase of minority interest	—	(1,344)
Net cash used in investing activities	(8,105)	(823)

Cash flows from financing activities:
Net proceeds from exercise of stock options	80	37
Borrowings on short-term debt	75,289	77,943
Payments on short-term debt	(77,849)	(52,601)
Payments on long-term debt	(14)	(26)
Net cash (used in) provided by financing activities	(2,494)	25,353

Effect of exchange rate changes on cash and cash equivalents	(1,825)	10
Net decrease in cash and cash equivalents of continuing operations	(19,718)	(2,583)

Less: Net decrease in cash and cash equivalents of discontinued operations	—	16
Net decrease in cash and cash equivalents	(19,718)	(2,599)

Cash and cash equivalents, beginning of period	55,909	67,931
Cash and cash equivalents, end of period	$36,191	$65,332

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,010	$1,386
Cash paid during the period for taxes	$2,067	$935

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (this “Form 10-Q”) should be read in conjunction with “Risk Factors,” “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “2009 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2010, and the results of its operations for the three and six months and its cash flows for the six months then ended. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On December 24, 2009, the Company entered into an agreement to divest its 90% ownership in EDSLan, S.p.A., a communication equipment distribution company located in Milan, Italy. EDSLan was part of the Company's Network Integration group. The sale was completed on January 7, 2010. The historical financial results of EDSLan prior to that date have been reclassified as discontinued operations for all periods presented. The related assets and liabilities of EDSLan have been classified as held for sale in the Balance Sheet as of December 31, 2009. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows.

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

Restricted time deposits represent investments that are restricted as to withdrawal or use and are primarily in foreign subsidiaries. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. The Company had bank loans secured by restricted time deposits of $16.9 million as of June 30, 2010 and December 31, 2009 that, pursuant to a loan agreement, will be directly used to repay the loans when the time deposits and underlying bank loans mature. Investments in and releases of restricted time deposits are included in investing activities on the Company's Statement of Cash Flows unless the time deposits relate to an underlying bank loan and will be used to repay the loan, in which case the related cash flows are treated as financing activities.

MRV accounts for its marketable securities, which are available for sale, under the provisions of Accounting Standards Codification (“ASC”) Topic 320 Investments - Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of June 30, 2010 and December 31, 2009. Unrealized losses at June 30, 2010 and December 31, 2009 were $34,000 and $50,000, respectively. Marketable securities mature at various dates in the next twelve months and consist of corporate and U.S. government issues.

Marketable securities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Corporate issues	$1,996	$5,798
U.S. government issues	30,744	12,081
Total	$32,740	$17,879

3. Fair Value Measurement

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

The Company's available-for-sale securities consist of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of these securities which are considered Level 1 category items within the fair value hierarchy. There were no material re-measurements to fair value during the three and six months ended June 30, 2010 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2010 (in thousands):

Six months ended June 30, 2010

Balance at beginning of period	$5,508
Charged to expense, net of recoveries	(307)
Write-offs	(874)
Foreign currency translation adjustment	(295)
Balance at end of period	$4,032

5. Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Raw materials	$43,242	$30,523
Work-in-process	8,889	8,926
Finished goods	29,440	22,354
Total	$81,571	$61,803

The following table summarizes the change in inventory reserve during the six months ended June 30, 2010 (in thousands):

Six months ended June 30, 2010

Balance at beginning of period	$26,870
Charged to expense, net of recoveries	555
Write-offs	(1,350)
Foreign currency translation adjustment	(1,242)
Balance at end of period	$24,833

6. Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. No events occurred during the six months ended June 30, 2010 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period. Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized loss of $1.8 million during the six months ended June 30, 2010 due to the change in foreign currency rates from December 31, 2009 to June 30, 2010. The unrealized loss arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet.

Other intangible assets consist of intangible assets identified as a result of our acquisition of Fiberxon, Inc. on July 1, 2007. Amortization of other intangible assets was $0.6 million for the three months ended June 30, 2010 and 2009 and $1.1 million for the six months ended June 30, 2010 and 2009.

The following table summarizes MRV's other intangible asset balances at June 30, 2010 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$8,500	$(4,638)	$3,862
Customer relationships	4,800	(2,487)	2,313
Customer backlog	600	(600)	—
Total other intangible assets	$13,900	$(7,725)	$6,175

7. Product Warranty and Indemnification

As of June 30, 2010 and December 31, 2009, MRV's product warranty liability recorded in accrued liabilities was $2.3 million and $3.6 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the six months ended June 30, 2010 (in thousands):

Six months ended June 30, 2010

Beginning balance	$3,588
Cost of warranty claims	(1,540)
Accruals for product warranties	282
Foreign currency translation adjustment	(2)
Total	$2,328

8. Noncontrolling Interests and Deconsolidation of Divested Subsidiary

The Company deconsolidated EDSLan in January 2010 when it ceased to have a controlling financial interest as a result of the sale of the 90% of the outstanding equity of EDSLan that it previously owned. The Company recognized a loss of $3.8 million related to the write down of the assets of EDSLan to their net realizable value in 2009. In accordance with ASC 810 Consolidations, the loss recognized in 2009 was measured as the difference between the fair value of the consideration received and MRV's share of the carrying amount of EDSLan's assets and liabilities. In connection with the sale, the Company entered into a distribution agreement with EDSLan under which EDSLan will purchase a minimum of 2.0 million euros of the Company's products over the following three years.

The following table summarizes the change in noncontrolling interests in subsidiaries for the six months ended June 30, 2010 (in thousands):

Six months ended June 30, 2010

Noncontrolling interests at December 31, 2009	$6,719
Net income attributable to noncontrolling interests	1,120
Increase in noncontrolling interest due to share-based compensation in subsidiaries	60
Translation adjustment attributable to noncontrolling interests	(823)
Divestiture of EDSLan	(1,222)
Noncontrolling interests at June 30, 2010	$5,854

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

Outstanding stock options and warrants to purchase 9.4 million shares and 13.8 million shares were excluded from the computation of diluted net loss per share for the three months ended June 30, 2010 and 2009, respectively, because such stock options and warrants were anti-dilutive. Outstanding stock options and warrants to purchase 9.7 million shares and 13.8 million shares were excluded from the computation of diluted net loss per share for the six months ended June 30, 2010 and 2009, respectively, because such stock options and warrants were anti-dilutive.

10. Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of goods sold	$41	$56	$83	$114
Product development and engineering	96	51	194	226
Selling, general and administrative	404	316	710	676
Total share-based compensation expense (1)	$541	$423	$987	$1,016

(1) Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

There were no stock option awards granted during the six months ended June 30, 2010 or the six months ended June 30, 2009. As of June 30, 2010, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $1.2 million, which is expected to be amortized over a weighted-average period of 1.4 years. MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes model requires the use of subjective assumptions, including the option's expected life and the underlying stock price volatility. In connection with the separation of the Company's former CEO, the Company modified certain options and recognized $0.3 million in share-based compensation expense.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2009 Form 10-K. MRV evaluates segment performance based on revenues, gross profit and operating income of each segment. As such, there are no separately identifiable Statements of Operations data below operating income.

The following table summarizes revenues by segment, including intersegment revenues, (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Network Equipment group	$28,916	$23,262	$58,964	$48,178
Network Integration group	33,522	33,741	66,265	66,814
Optical Components group	64,317	50,085	113,810	98,147
All others	—	114	—	136
Before intersegment adjustments	126,755	107,202	239,039	213,275
Intersegment adjustments	(4,531)	(2,259)	(7,740)	(4,732)
Total	$122,224	$104,943	$231,299	$208,543

Network Equipment revenue primarily consists of Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, related services and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions. Optical Components revenue primarily consists of fiber optic components, such as those used in Fiber-to-the-Premises applications, fiber optic transceivers, discrete lasers and light-emitting diode products that generally are not sold as part of our Network Equipment or Network Integration solutions.

Two customers accounted for $30.3 million, or 13%, and $22.9, or 10%, of total revenues for the six months ended June 30, 2010. Both customers contributed to the Optical Components group revenues for the respective periods. No single customer accounted for 10% or more of total revenues for the six months ended June 30, 2009.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Americas	$36,583	$29,706	$67,441	$63,176
Europe	44,825	43,950	92,112	88,763
Asia Pacific	40,814	31,437	71,735	56,585
Other regions	2	(150)	11	19
Total	$122,224	$104,943	$231,299	$208,543

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2010	December 31, 2009

Americas	$5,572	$5,079
Europe	5,819	5,961
Asia Pacific	15,606	12,683
Total	$26,997	$23,723

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross profit
Network Equipment group	$17,161	$13,190	$34,725	$25,776
Network Integration group	9,248	10,255	20,029	19,592
Optical Components group	15,242	6,641	26,541	4,986
All others	—	73	—	85
Before intersegment adjustments	41,651	30,159	81,295	50,439
Corporate unallocated and intersegment adjustments (1)	—	(143)	(26)	156
Total	$41,651	$30,016	$81,269	$50,595

Depreciation expense
Network Equipment group	$468	$411	$892	$799
Network Integration group	117	6	219	216
Optical Components group	1,350	1,254	2,595	2,484
All others	—	3	—	6
Corporate	14	16	28	31
Total	$1,949	$1,690	$3,734	$3,536

Operating income (loss)
Network Equipment group	$3,521	$(697)	$6,231	$(2,849)
Network Integration group	2,872	4,144	6,316	7,381
Optical Components group	3,873	(2,245)	6,381	(13,341)
All others	—	(309)	—	(668)
Before intersegment adjustments	10,266	893	18,928	(9,477)
Corporate unallocated operating loss and adjustments (1)	(3,384)	(2,748)	(5,944)	(6,918)
Total	$6,882	$(1,855)	$12,984	$(16,395)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet information by business segment (in thousands):

	Six months ended
	June 30,
	2010	2009
Additions to Fixed Assets
Network Equipment group	$1,514	$902
Network Integration group	565	753
Optical Components group	5,730	2,665
Corporate	22	249
Discontinued operations	—	224
Total	$7,831	$4,793

	June 30, 2010	December 31, 2009
Total Assets
Network Equipment group	$73,166	$71,893
Network Integration group	90,431	100,308
Optical Components group	166,245	155,578
All others	—	796
Corporate and intersegment eliminations	43,467	29,539
Discontinued operations held for sale	—	42,705
Total	$373,309	$400,819

	June 30, 2010	December 31, 2009
Goodwill
Network Equipment group	$11,122	$11,628
Network Integration group	12,760	14,079
Total	$23,882	$25,707

12. Comprehensive Loss

The following table summarizes the components of comprehensive loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$3,367	$(5,151)	$7,709	$(19,942)
Unrealized loss from available-for-sale securities	16	(16)	15	(45)
Foreign currency translation	(3,953)	5,511	(9,116)	(643)
Comprehensive loss	(570)	344	(1,392)	(20,630)
Less: comprehensive income attributable to noncontrolling interests	(99)	984	297	1286
Comprehensive loss attributable to MRV	$(471)	$(640)	$(1,689)	$(21,916)

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

In October 2009, the FASB issued Update No. 2009-13, which amends ASC 605 Revenue Recognition. The amendment establishes a hierarchy for determining the selling price of a deliverable in a multiple-element deliverable revenue arrangement. The selling price used for each deliverable will be based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The update eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally on the basis of the selling price of each deliverable. The update will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier adoption permitted. MRV believes that the adoption of this new standard may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

In October 2009, the FASB issued Update No. 2009-14, which amends ASC 985 Software. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality is no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier adoption permitted. MRV believes that the adoption of this new standard may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

In January 2010, the FASB issued Update No. 2010-06 which amends the Fair Value Measurements and Disclosures topic of the Codification. The amended standards in the update require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, the amended standards in the update require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact its financial statements.

14. Litigation

MRV has accrued a liability for a potential deferred consideration payment related to the acquisition by MRV of Fiberxon in July 2007. On March 25, 2009, MRV filed a complaint in the Superior Court of Los Angeles County, California, against former executives, directors and stockholders of Fiberxon seeking to recover damages in connection with the sale of Fiberxon to MRV in excess of the $31.5 million of potential deferred consideration to be paid in connection with the acquisition of Fiberxon. On December 20, 2009, MRV entered into a Settlement Agreement and Release (the “Settlement Agreement”), with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the Settlement Agreement, MRV has fully settled any obligation to pay the first $18.0 million that was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, approximately 33% of the $13.5 million remains in potential dispute. The Company recorded a $20.5 million gain during 2009, and a gain of $0.5 million during the six months ended June 30, 2010 for the reduction of the deferred payment obligation resulting from the settlement. Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement, and initiated litigation against MRV, Source Photonics, Inc. and related parties in Beijing, PRC alleging a claim for approximately $1.7 million which is these former stockholders pro rata amount of the $13.5 million portion of the potential deferred compensation.

In connection with the Company's past stock option grant practices, MRV and certain of its current and former directors and officers have been subjected to a number of ongoing stockholder lawsuits. Between June 10, 2008 and August 15, 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in MRV's press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In April 2010, the parties to the securities class action lawsuits filed a stipulation and agreement of settlement of $10.0 million with the court which was preliminarily approved. The settlement amount has been covered by our director and officer insurance policies pending final approval by the court in November 2010. The Company and plaintiffs in the federal and California state derivative lawsuits have attended mediations but have not been successful in reaching a settlement on these claims. Motions to dismiss the defendants in both the federal and state derivative lawsuits are currently pending in those courts.

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with International Business Machines, Alcatel
-Lucent, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc., The Lemelson Foundation, Finisar Corporation and Apcon, Inc. in the past. In addition, Finisar filed a lawsuit against MRV, Source Photonics and two other competitors in January 2010 alleging that each defendant's optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys' fees, costs and interest.  In May 2010, the judge in the lawsuit issued an order severing the parties, and all defendants except Source Photonics were dismissed without prejudice. MRV subsequently entered into a standstill agreement with Finisar whereby Finisar agreed not to commence litigation against MRV until at least 90 days after a jury verdict, settlement, or stay of the proceedings in the litigation against Source Photonics. The parties participated in a mediation on July 19, 2010, which did not come to resolution, and a jury trial has been scheduled for July 2011. While the Company believes it has meritorious defenses against the suit, we have estimated a potential range of loss of $1.4 million to $8.1 million for past damages if we reach settlement on the matter with the plaintiffs. The Company has recognized an expense of $1.4 million reflected in selling, general and administrative expenses in the period ended June 30, 2010 related to this matter.

MRV has been named as a defendant in other lawsuits involving matters that the Company considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

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

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, risks of manufacturing and maintaining its intellectual property in Asia, maintenance of our inventory and production backlog, and litigation, including but not limited to MRV's historical stock option granting practices, its acquisition of Fiberxon, Inc., and patent infringement claims by others.

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of our 2009 Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

Overview

MRV Communications is a global supplier of communications equipment and services to carriers, governments and enterprise customers worldwide. We are also a supplier of optical components, primarily through our wholly-owned subsidiary Source Photonics, Inc. We conduct our business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. We evaluate segment performance based on the revenue, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income (loss). Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Through a wholly owned subsidiary headquartered in Switzerland, we also design, develop and sell specialized products for aerospace and defense applications. Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. Our Optical Components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, PRC, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan, Thailand and the United Kingdom. For the three months ended June 30, 2010 and 2009, foreign revenue constituted 72% and 72%, respectively, of total revenue. For the six months ended June 30, 2010 and 2009, foreign revenue constituted 72% and 70%, respectively, of total revenue. The majority of foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition.    MRV's major revenue-generating products consist of fiber optic components, switches and routers, console management, and physical layer products. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered reasonably assured. Products are generally shipped “FOB shipping point,” with no right of return, and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when a product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, in which case a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data and other factors known at the time of revenue recognition.

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

Goodwill and Other Intangibles.    Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. In accordance with ASC 350 Intangibles-Goodwill and Other, we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of the reporting unit below its carrying value.

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

We utilize significant management judgment to determine the provision for income taxes, deferred income tax assets and liabilities, including uncertain tax positions, and any valuation allowance recorded against net deferred income tax assets. Management periodically evaluates the deferred income tax assets as to whether it is likely that the deferred income tax assets will be realized. We establish a valuation allowance on the deferred income tax asset at the time we determine the asset is not likely to be realized.

Share-Based Compensation.    We determine the fair value of stock options and warrants using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 10 “Share-Based Compensation” to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona, the Taiwan dollar, the Chinese renminbi and the Israeli new shekel. For the three and six months ended June 30, 2010, 80% and 70% of revenue and 40% and 48% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. Translation rate exposure for the Chinese renminbi is currently mitigated by the Chinese government's decision to tie the renminbi rate to the U.S. dollar. Excluding the renminbi, and the euro for the three months ended June 30, 2010, these currencies were stronger against the U.S. dollar for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. The euro was weaker against the U.S. dollar for the three months ended June 30, 2010 compared to the second quarter of 2009, so revenue and expenses incurred in euros translated into fewer dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table summarizes certain consolidated and segment Statements of Operations data as a percentage of revenue (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009

		%		%		%		%
Revenue	$122,224	100%	$104,943	100%	$231,299	100%	$208,543	100%
Network Equipment group (1) (2)	28,916	24	23,262	22	58,964	25	48,178	23
Network Integration group (1)(2)	33,522	27	33,741	32	66,265	29	66,814	32
Optical Components group (1)(2)	64,317	53	50,085	48	113,810	49	98,147	47
All others (1)(2)	—	—	114	0	—	—	136	0

Gross profit (2)	$41,651	34	$30,016	29	$81,269	35	$50,595	24
Network Equipment group	17,161	59	13,190	57	34,725	59	25,776	54
Network Integration group	9,248	28	10,255	30	20,029	30	19,592	29
Optical Components group	15,242	24	6,641	13	26,541	23	4,986	5
All others	—	—	73	64		—	85	63

Operating expenses (2)	$34,769	28	$31,871	30	$68,285	30	$66,990	32
Network Equipment group	13,640	47	13,887	60	28,494	48	28,625	59
Network Integration group	6,376	19	6,111	18	13,713	21	12,211	18
Optical Components group	11,369	18	8,886	18	20,160	18	18,327	19
All others	—	—	382	335	—	—	753	554

Operating income (loss) (2)	$6,882	6	$(1,855)	(2)	$12,984	6	$(16,395)	(8)
Network Equipment group	3,521	12	(697)	(3)	6,231	11	(2,849)	(6)
Network Integration group	2,872	9	4,144	12	6,316	10	7,381	11
Optical Components group	3,873	6	(2,245)	(4)	6,381	6	(13,341)	(14)
All others	—	—	(309)	(271)	—	—	(668)	(491)

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

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$28,916	$23,262	$5,654	24%	24%
Network Integration group	33,522	33,741	(219)	(1)	4
Optical Components group	64,317	50,085	14,232	28	28
All others	—	114	(114)	(100)	(100)
Before intersegment adjustments	126,755	107,202	19,553	18	19
Intersegment adjustments (1)	(4,531)	(2,259)	(2,272)	(101)	(101)
Total	$122,224	$104,943	$17,281	16%	18%

(1) Adjustments represent the elimination of intersegment revenue.
(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The following table summarizes segment revenue, excluding intersegment sales, by geographic region (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended June 30:	2010	2009	$ Change	% Change

Network Equipment group:
Americas	$13,932	$12,316	$1,616	13%
Europe	8,868	7,238	1,630	23
Asia Pacific	2,391	2,429	(38)	(2)
Other regions	—	10	(10)	(100)
Total Network Equipment	25,191	21,993	3,198	15
Network Integration group:
Europe	33,522	33,741	(219)	(1)
Total Network Integration	33,522	33,741	(219)	(1)
Optical Component group:
Americas	22,651	17,390	5,261	30
Europe	2,435	2,970	(535)	(18)
Asia Pacific	38,423	29,008	9,415	32
Other regions	2	(161)	163	101
Total Optical Components	63,511	49,207	14,304	29
All others	—	2	(2)	(100)
Total	$122,224	$104,943	$17,281	16%

Consolidated revenue for the second quarter of 2010 increased $17.3 million, or 16%, compared to the second quarter of 2009, due primarily to a $14.2 million, or 28%, increase in Optical Component revenue, and to a lesser extent an increase of $5.7 million, or 24%, in Network Equipment revenue. These revenue increases were partially offset by a decrease of $0.2 million in Network Integration revenue, and a $2.3 million increase in intercompany revenue eliminations. Revenue would have been $1.3 million higher in the second quarter of 2010 had foreign currency exchange rates remained the same as they were in the second quarter of 2009.

Network Equipment Group.  Revenue, including intersegment revenue, for the second quarter of 2010 generated from the Network Equipment group increased $5.7 million compared to the second quarter of 2009, due to a 23% increase in Europe and a 13% increase in the Americas region. Our Optical Communications Systems division accounted for $4.0 million of the growth primarily through the FiberDriver™, OptiSwitch™, and Media Cross Connect™ products, partially offset by a decline in our out-of-band networking product. CES, our aerospace and defense business, had an increase in revenue of $1.7 million. Foreign currency fluctuations did not have a significant impact on Network Equipment revenue in the second quarter compared to the second quarter of 2009.

Network Integration Group.  Revenue, including intersegment revenue, for the second quarter of 2010 generated from the Network Integration group decreased $0.2 million compared to the second quarter of 2009 due to the impact of changes in foreign currency exchange rates.  Revenue would have been $1.4 million higher in the second quarter of 2010 had foreign currency exchange rates remained the same as they were in the second quarter of 2009. Revenue increases on a constant dollar basis in Alcadon-MRV AB, Tecnonet S.r.l. and Interdata, our Swedish, Italian and French Network Integration units, were partially offset by a $1.9 million dollar decrease at MRV Switzerland AG, our Swiss unit, which operates under the trade name TurnKey.

Optical Components Group.  Revenue, including intersegment revenue, for the second quarter of 2010 generated from the Optical Components group increased $14.2 million compared to the second quarter of 2009, which was due primarily to a $9.4 million increase in sales in the Asia Pacific region and a $5.3 million increase in the Americas region, partially offset by a $0.5 million decrease in sales in Europe. Revenue from sales, including intersegment sales, of PON subsystems for applications in Fiber-to-the-Premises deployments, increased $10.2 million to $39.0 million for the three months ended June 30, 2010 from $28.8 million for the three months ended June 30 2009.  Revenue from sales of datacom/telecom (D/T) transceivers, was $24.9 million and $21.0 million in 2010 and 2009, respectively representing an increase of $3.9 million.  Revenue would have been $0.1 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$17,161	$13,190	$3,971	30%	30%
Network Integration group	9,248	10,255	(1,007)	(10)	(6)
Optical Components group	15,242	6,641	8,601	130	128
All others	—	73	(73)	(100)	(100)
Before intersegment adjustments	41,651	30,159	11,492	38	39
Corporate unallocated cost of goods sold and adjustments (1)	—	(143)	143	100	(100)
Total	$41,651	$30,016	$11,635	39%	40%

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

Consolidated gross profit increased $11.6 million for the second quarter of 2010 compared to the second quarter of 2009 due to an increase of $8.6 million in the Optical Components segment and to a lesser extent an increase of $4.0 million in the Network Equipment partially offset by a decrease of $1.0 million in the Network Integration segment.  The 39% increase in gross profit was due to a combination of a 16% increase in revenue and an increase in average gross margins from 29% to 34%.  The improvement in gross margin was due primarily to the Optical Components group, which had a gross margin increase from 13% to 24%, and to a lesser extent by an improvement in gross margin in the Network Equipment segment, partially offset by a decline in gross margin in the Network Integration segment.  Gross profit would have been $0.2 million higher in the second quarter of 2010 had foreign currency exchange rates remained the same as they were in the second quarter of 2009.  Cost of goods sold did not include significant share-based compensation in 2009 or 2010.

Network Equipment Group.  Gross profit increased $4.0 million for the second quarter of 2010 compared to the second quarter of 2009.  The 30% increase in gross profit was due to the 24% increase in revenue, and to a lesser extent the improvement in gross margin from 57% to 59%, driven primarily by the Optical Communications Systems.  Foreign currency fluctuations did not have a significant impact on gross profit in the Network Equipment segment in the second quarter of 2010 compared to the second quarter of 2009.

Network Integration Group.  Gross profit decreased $1.0 million for the second quarter of 2010 compared to the second quarter of 2009. The decrease was due to a decrease in gross margin from 30% to 28%, and to a lesser extent to the impact of foreign currency exchange rates. The decrease in gross margins was primarily at Tecnonet which had unusually low gross margins on product sales during the quarter. Gross profit would have been $0.3 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group.  Gross profit increased $8.6 million for the second quarter of 2010 to $15.2 million due to several factors.  We began to recognize the increased manufacturing efficiencies as a result of the consolidation of in-house manufacturing in our new factory in Chengdu, PRC, and a significant shift from third party manufacturing services to in-house manufacturing.  In addition, we benefited from a shift in product mix during the quarter as a higher percentage of revenue came from sales of certain D/T transceivers product lines with higher gross margins. Finally, we continue to benefit from ongoing product cost reduction efforts across nearly all product categories. There was an improvement in gross margins from 13% for the second quarter of 2009 to 24% for the second quarter of 2010. Gross profit would have been $0.1 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$13,640	$13,887	$247	2%	2%
Network Integration group	6,376	6,111	(265)	(4)	(8)
Optical Components group	11,369	8,886	(2,483)	(28)	(27)
All others	—	382	382	100	100
	31,385	29,266	(2,119)	(7)	(8)
Corporate unallocated operating expenses and adjustments (2)	3,384	2,605	(779)	(30)	(30)
Total	$34,769	$31,871	$(2,898)	(9)%	(10)%

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

Consolidated operating expenses were $34.8 million, or 28% of revenue, in the second quarter of 2010, compared to $31.9 million, or 30% of revenue, in the second quarter of 2009. Operating expenses would have been $0.1 million higher in the second quarter of 2010 had foreign currency exchange rates remained the same as they were in the second quarter of 2009. Corporate unallocated expenses for the second quarter of 2010 includes approximately $0.9 million of expenses related to the separation of our former chief executive officer, including $0.3 million of share-based compensation expense related to the modification of certain options. The second quarter of 2009 included approximately $1.0 million of expense related to the restatement of historical financial statements that was completed in 2009. Product development and engineering expenses included share-based compensation of $96,000 and $51,000 in 2010 and 2009, respectively. Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $0.4 million and $0.3 million in the second quarters of 2010 and 2009, respectively.

Network Equipment Group.  Operating expenses for the second quarter of 2010 were $13.6 million, or 47% of revenue, compared to $13.9 million, or 60% of revenue, for 2009. The decrease in operating expenses was the result of a reduction in previously accrued bonuses to employees terminated in 2010, partially offset by the increase in salary expenses in 2010 related to the reinstatement of salaries that were temporarily reduced in 2009.  Operating expenses declined as a percentage of revenue in 2010 as we worked to grow revenue while maintaining certain cost savings implemented in 2009.

Network Integration Group.  Operating expenses for the second quarter of 2010 were 6.4 million, or 19% of revenue, compared to 6.1 million, or 18% of revenue, for 2009. The increase in operating expenses was primarily the result of increased sales and marketing costs at our Italian subsidiary in 2010. Operating expenses would have been $0.2 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group.  Operating expenses for the second quarter of 2010 were $11.4 million, or 18% of revenue, compared to $8.9 million, or 18% of revenue, for 2009. The increase in operating expenses was primarily attributed to a $1.4 million contingent loss accrued in the second quarter of 2010 related to ongoing litigation, and a $1.1 million increase in Product Development and Engineering expenses. Operating expenses would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses did not include significant share-based compensation in 2009 or 2010. Selling, general and administrative expenses included share-based compensation of $0.1 million in 2010 and 2009.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$3,521	$(697)	$4,218	605%	604%
Network Integration group	2,872	4,144	(1,272)	(31)	(27)
Optical Components group	3,873	(2,245)	6,118	273	272
All others	—	(309)	309	100	100
	10,266	893	9,373	1,050	1,057
Corporate unallocated and adjustments (1)	(3,384)	(2,748)	(636)	(23)	(23)
Total	$6,882	$(1,855)	$8,737	471%	477%

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

Consolidated operating income was $6.9 million in the second quarter of 2010, or 6% of revenue, an increase of $8.7 million from an operating loss of $1.9 million, or 2% of revenue, in 2009. The increase was primarily the result of the $11.6 million increase in gross profit, partially offset by a $2.9 million increase in operating expenses. Operating income would have been $0.1 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating income included segment and unallocated corporate share-based compensation expense of $0.5 million and $0.4 million in the second quarters of 2010 and 2009, respectively.

Network Equipment Group.  Operating income for the second quarter of 2010 was $3.5 million, or 12% of revenue, compared to an operating loss of $0.7 million for 2009. The increase in operating income was primarily the result of the $4.0 million increase in gross profit, and to a lesser extent by a $0.2 million decrease in operating expenses.  Foreign currency rates did not have a significant impact on operating income in the second quarter of 2010 compared to 2009. Operating income (loss) included share-based compensation expense of $0.1 million and $0.2 million in 2010 and 2009, respectively.

Network Integration Group.  Operating income for the second quarter of 2010 was $2.9 million, or 9% of revenue, compared to $4.1 million for 2009, or 12% of revenue, a decrease of $1.3 million. The decrease was the result of a decline in gross profit of $1.0 million, and to a lesser extent an increase of $0.3 million in operating expenses. Operating income would have been $0.1 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have significant share-based compensation in 2009 or 2010.

Optical Components Group. Operating income for the second quarter of 2010 was 3.9 million, or 6% of revenue, compared to an operating loss of $2.2 million for 2009, an increase of $6.1 million.  This increase was the result of a $8.6 million increase in gross profit, partially offset by a $2.5 million increase in operating expenses. Foreign currency rates did not have a significant impact on operating income in the second quarter of 2010. Operating loss included share-based compensation expense of $0.1 million in 2010 and 2009.

Interest Expense and Other Income, Net

Interest expense was $0.8 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively.  Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $0.1 million in 2010 compared to $0.2 million in 2009. We recognized a gain on foreign currency transactions of $0.2 million in the second quarter of 2010 compared to a loss of $1.5 million in the second quarter of 2009.

Income Taxes

The provision for income taxes was $3.2 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively. In 2010, we generated more pre-tax income in the jurisdictions where we incur tax expense, particularly in the foreign subsidiaries comprising the Optical Components group where higher operating income, led to a $0.8 million increase in tax expense. Income tax expense fluctuates based on the amount of income of loss generated in the various jurisdictions where we recognize income taxes and are not recording or releasing a valuation allowance.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/ (Unfavorable)
Six months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$58,964	$48,178	$10,786	22%	21%
Network Integration group	66,265	66,814	(549)	(1)	(2)
Optical Components group	113,810	98,147	15,663	16	16
All others	—	136	(136)	(100)	(100)
	239,039	213,275	25,764	12	11
Adjustments (1)	(7,740)	(4,732)	(3,008)	(64)	(64)
Total	$231,299	$208,543	$22,756	11%	10%

(1) Adjustments represent the elimination of intersegment revenue.
(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The following table summarizes segment revenue, excluding intersegment sales, by geographic region (dollars in thousands):

			Favorable/ (Unfavorable)
Six months ended June 30:	2010	2009	$ Change	% Change

Network Equipment group:
Americas	$27,127	$22,715	$4,412	19%
Europe	20,613	15,623	4,990	32
Asia Pacific	5,151	6,734	(1,583)	(24)
Other regions	5	10	(5)	(50)
Total Network Equipment	52,896	45,082	7,814	17
Network Integration group:
Europe	66,265	66,814	(549)	(1)
Total Network Integration	66,265	66,814	(549)	(1)
Optical Component group:
Americas	40,314	40,461	(147)	(0)
Europe	5,234	6,326	(1,092)	(17)
Asia Pacific	66,584	49,851	16,733	34
Other regions	6	7	(1)	(14)
Total Optical Components	112,138	96,645	15,493	16
All others	—	2	(2)
Total	$231,299	$208,543	$22,756	11%

Consolidated revenue for the six months ended June 30, 2010 increased $22.8 million or 11%, from the comparable period in 2009, due primarily to the $15.7 million, or 16%, revenue increase in the Optical Components segment and an increase of $10.8 million, or 22% in the Network Equipment group, partially offset by a decrease of $0.5 million, or 1%, in the Network Integration segment. Revenue would have been $1.9 million lower in the first half of 2010 had foreign currency exchange rates remained the same as they were in the first half of 2009.

Network Equipment Group. Revenue, including intersegment revenue, generated from the Network Equipment group increased $10.8 million, or 22% for the six months ended June 30, 2010, from the comparable period of 2009, which was due primarily to a $4.4 million increase in revenue at our Swiss aerospace and defense unit, and to increased demand for our FiberDriver, OptiSwitch, and Media Cross Connect products. Revenue would have been $0.6 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Network Integration Group. Revenue, including intersegment revenue, generated from the Network Integration group decreased $0.5 million for the six months ended June 30, 2010, from the comparable period of 2009, due to a $5.1 million decrease in revenue at our Swiss Network Integration company, which had two large customer projects in the first half of 2009. This decline was mostly offset by revenue increases at each of the other European units, most significantly an increase of $2.9 million at Alcadon-MRV AB, our Network Integration unit located in Stockholm, Sweden. Revenue would have been $1.0 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group. Revenue, including intersegment revenue, generated from the Optical Components group increased 15.7 million, or 16%, for the six months ended June 30, 2010, from the comparable period of 2009, which was due primarily to a $16.7 million increase in sales in the Asia Pacific Region, partially offset by a $1.1 million decrease in Europe. Revenue from sales of PON subsystems, for applications in Fiber-to-the-Premises deployments, increased from $57.6 million in the six months ended June 30, 2009 to $66.0 million in the six months ended June 30, 2010. Revenue from sales of D/T transceivers increased $7.0 million from $40.0 million during the six months ended June 30, 2009 to $47.0 million in the first half of 2010. Revenue would have been $0.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)
Six months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$34,725	$25,776	$8,949	35%	33%
Network Integration group	20,029	19,592	437	2	—
Optical Components group	26,541	4,986	21,555	432	427
All others	—	85	(85)	(100)	(100)
	81,295	50,439	30,856	61	59
Corporate unallocated cost of goods sold and adjustments (1)	(26)	156	(182)	(117)	(117)
Total	$81,269	$50,595	$30,674	61%	58%

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

Consolidated gross profit increased $30.7 million, or 61%, for the first half of 2010 compared to the first half of 2009 due to increases in all three business segments, most significantly an increase of $21.6 million in the Optical Components segment, and an increase of $8.9 million in the Network Equipment segment. The 61% increase in gross profit was due to a combination of a 11% increase in revenue and an improvement in average gross margins from 24% to 35%. The increase in gross margin was due to the Optical Components group, which had a gross margin increase from 5% to 23%, and the Network Equipment group, which had a gross margin increase from 54% to 59%. In addition, the increase in Network Equipment revenue as a percentage of consolidated revenue increased from 23% in the first half of 2009 to 25% in the first half of 2010 impacted the overall gross margin improvement as the Network Equipment group has higher gross margins than the other segments. Gross profit would have been $1.2 million lower in the first half of 2010 had foreign currency exchange rates remained the same as they were in the first half of 2009. Gross profit reflects share-based compensation in cost of goods sold of $0.1 million and $0.1 million in the first halves of 2010 and 2009, respectively.

Network Equipment Group. Gross profit increased $8.9 million for the first half of 2010 compared to the first half of 2009. The 35% increase in gross profit was due to the 22% increase in revenue, and further increased by an improvement in gross margin from 54% to 59%. The gross margin improvements were made in both the Optical Communications Systems division and CES, Creative Electronics Systems SA, our aerospace and defense subsidiary. Gross profit would have been $0.4 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Network Integration Group. Gross profit increased $0.4 million for the first half of 2010 compared to the first half of 2009. The increase was due to the impact of foreign currency exchange rates. Gross profit would have been $0.5 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Gross profit remained flat on a constant dollar basis due to an improvement in gross margins from 29% to 30% offset by a 2% decline in constant dollar revenue.

Optical Components Group. Gross profit increased $21.6 million for the first half of 2010 compared to the first half of 2009. The increase was driven by a 16% increase in revenue and an improvement in gross margins from 5%

to 23%.  Gross margin improved as the result of several factors.  We recognized the increased manufacturing efficiencies as a result of the consolidation of in-house manufacturing in our new factory in Chengdu, PRC, and a significant shift from third party manufacturing services to in-house manufacturing.  In addition, we benefited from a shift in product mix during the quarter as a higher percentage of revenue came from sales of certain D/T transceivers product lines with higher gross margins. Finally, we continue to benefit from ongoing product cost reduction efforts across nearly all product categories. Gross profit would have been $0.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Gross profit reflects share-based compensation in cost of goods sold of $0.1 million and $0.1 million in the first half of 2010 and 2009, respectively.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)
Six months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$28,494	$28,625	$131	0%	(1)%
Network Integration group	13,713	12,211	(1,502)	(12)	(9)
Optical Components group	20,160	18,327	(1,833)	(10)	(9)
All others	—	753	753	100	100
	62,367	59,916	(2,451)	(4)	(3)
Corporate unallocated operating expenses and adjustments (2)	5,918	7,074	1,156	16	16
Total	$68,285	$66,990	$(1,295)	(2)%	(1)%

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

Consolidated operating expenses were $68.3 million, or 30% of revenue, in the first half of 2010 compared to $67.0 million, or 32% of revenue, in the first half of 2009. The increase in operating expenses was due to increases in our Network Integration and Optical Components groups, partially offset by a decrease of $1.2 million in corporate and unallocated operating expenses attributable to the reduction in general and administrative costs that had been recognized in 2009 related to the restatement of our financial statements, partially offset by $0.9 million of expense related to the separation of our former chief executive officer. Operating expenses would have been $0.9 million lower in the first half of 2010 had foreign currency exchange rates remained the same as they were in the first half of 2009. Product development and engineering expenses included segment and unallocated corporate share-based compensation of $0.2 million and $0.2 million in 2010 and 2009, respectively. Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $0.7 million and $0.7 million in the first halves of 2010 and 2009, respectively.

Network Equipment Group. Operating expenses for the first half of 2010 were $28.5 million, or 48% of revenue, compared to $28.6 million, or 59% of revenue, for the first half of 2009. The $0.1 million decrease in operating expenses was the result of a $0.6 million decrease in general and administrative expenses, partially offset by an increase in research and engineering costs. Operating expenses would have been $0.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.1 million in 2010 and 2009. Selling, general and administrative expenses included share-based compensation of $0.2 million in 2010 and 2009.

Network Integration Group. Operating expenses for the first half of 2010 were $13.7 million, or 21% of revenue, compared to $12.2 million, or 18% of revenue, for the first half of 2009. The increase in operating expenses was due to increased sales and marketing costs at each of our European integration business units on a constant dollar basis, and was further impacted as a result of currency exchange rate fluctuations. Operating expenses would have been $0.4 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group. Operating expenses for the first half of 2010 were $20.2 million, or 18% of revenue, compared to $18.3 million, or 19% of revenue, for the first half of 2009. The increase in operating expenses was attributable to a $1.4 million contingent loss related to ongoing litigation recognized in the first half of 2010, and to a $1.6 million increase in product development and engineering expenses, partially offset by $1.1 million decrease in selling, general and administrative expenses excluding the litigation related expense which was recognized in selling, general and administrative expenses. Operating expenses would have been $0.2 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.1 million in 2010 and 2009. Selling, general and administrative expenses included share-based compensation of $0.2 million in 2010 and 2009.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)
Six months ended June 30:	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$6,231	$(2,849)	$9,080	319%	313%
Network Integration group	6,316	7,381	(1,065)	(14)	(16)
Optical Components group	6,381	(13,341)	19,722	148	147
All others	—	(668)	668	100	100
	18,928	(9,477)	28,405	300	296
Corporate unallocated and adjustments (1)	(5,944)	(6,918)	974	14	14
Total	$12,984	$(16,395)	$29,379	179%	177%

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

Consolidated operating income was $13.0 million in the first half of 2010, or 6% of revenue, an increase of $29.4 million from the $(16.4) million operating loss in the comparable period in 2009. The increase is due to increases of $19.7 million in the Optical Components segment, and $9.1 million in the Network Equipment segment, partially offset by a decrease of $1.1 million in the Network Integration segment. Operating income was also favorably impacted by the $1.0 million improvement in corporate unallocated and adjustments. Operating loss would have been $0.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating loss included segment and unallocated corporate share-based compensation expense of $1.0 million and $1.0 million in the first halves of 2010 and 2009, respectively.

Network Equipment Group. Operating income for the six months ended June 30, 2010 was $6.2 million, or

11% of revenue, compared to an operating loss of $2.8 million for the comparable period in 2009. This increase in operating income was due to the $8.9 million increase in gross profit. Operating income would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating income (loss) included share-based compensation expense of $0.3 million and $0.4 million in 2010 and 2009, respectively.

Network Integration Group. Operating income for the six months ended June 30, 2010 was $6.3 million, or 10% of revenue, compared to operating income of $7.4 million, or 11% of revenue, for the comparable period in 2009, a decrease of $1.1 million. The decline in operating income was the result of the $1.5 million increase in operating expenses partially offset by the increase in gross profit. Operating income would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have significant share-based compensation in 2009 or 2010.

Optical Components Group. Operating income for the six months ended June 30, 2010 was $6.4 million, or 6% of revenue, compared to an operating loss of 13.3 million for the comparable period in 2009. The improvement in operating income was driven by the increase in gross margins, partially offset by an increase in operating expenses. Operating income would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in the first half of 2009. Operating loss included share-based compensation expense of $0.3 million and $0.4 million in 2010 and 2009, respectively.

Interest Expense and Other Income, Net

Interest expense was $1.5 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. We recognized a loss of $26,000 on foreign currency transactions in 2010 compared to a gain $0.5 million in the first half of 2009. Other income for the first half of 2010 includes $0.5 million for the settlement of litigation for less than the previously accrued amount. Interest income declined to $0.3 million in 2010 from $0.4 million in 2009 as a result of the decrease in underlying interest-bearing marketable securities.

Income Taxes

The provision for income taxes was $4.9 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. In 2010, we generated more pre-tax income in the jurisdictions where we incur tax expense, particularly in the foreign units within the Optical Components group where higher operating income led to a $1.3 million increase in tax expense. Income tax expense fluctuates based on the amount of income or loss generated in the various jurisdictions where we recognize income taxes are not recording or releasing a valuation allowance.

Tax Loss Carry Forwards

As of December 31, 2009, MRV had federal, state, and foreign net operating loss (“NOL”) carry forwards available of $228.6 million, $142.8 million and $96.7 million, respectively. For the year ended December 31, 2009, federal NOL carry forwards increased by $32.0 million, and state NOL carry forwards decreased by $12.3 million. For federal and state income tax purposes, the net operating losses are available to offset future taxable income through 2029. Certain foreign net operating loss carryforwards and tax credits are available indefinitely. As of December 31, 2009, federal, state, and foreign income tax credits amounted to $6.8 million, $5.3 million, and $0.5 million, respectively. If not utilized, the federal and state income tax credits will begin to expire in 2020 and 2012, respectively. Under the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited.  An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period.  We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership.  We have a full valuation allowance recorded against domestic deferred income tax assets due to a history of net losses. Although realization is not assured, management believes it is more likely than not that certain foreign net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized and therefore have been recognized.

Liquidity and Capital Resources

During the period ended June 30, 2010, the Company's cash and short-term investments position decreased from $92.5 million to $87.9 million. Our cash inflows included $11.3 million in proceeds from the sale of EDSLan, $3.7 million in proceeds from the sale of our cost-basis investment in Dune Networks, Inc. and $14.7 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, changes in deferred tax assets, and allowance for doubtful accounts. Our cash outflows included $22.0 million in increases in operating assets and liabilities, primarily due to increased accounts receivable and inventory due to higher sales volume and $2.4 million in payments related to the deferred payment obligation from our acquisition of Fiberxon. We also had net payments on short-term debt of $2.6 million and capital expenditures of $7.8 million.

Cash and cash equivalents totaled $36.2 million at June 30, 2010 compared to $55.9 million in cash and cash equivalents as of December 31, 2009. The following table summarizes our cash position, which includes cash, cash equivalents, restricted time deposits and short-term marketable securities, and short-term debt position (dollars in thousands):

	June 30, 2010	December 31, 2009

Cash
Cash and cash equivalents	$36,191	$55,909
Short-term marketable securities	32,740	17,879
Restricted time deposits	18,940	18,680
	87,871	92,468
Short-term debt	51,646	66,088
Cash in excess of debt	$36,225	$26,380
Ratio of cash to debt (1)	1.7:1	1.4:1

(1) Determined by dividing total cash by total debt.

Short-term Debt

The following table summarizes our short-term debt (dollars in thousands):

Short-term Debt	June 30, 2010	December 31, 2009	Decrease
Source Photonics, Inc.:
Commercial drafts sold with recourse	$—	$9,726	$(9,726)
Lines of credit secured by commercial time deposits	16,922	16,922	—
Lines of credit secured by accounts receivable	23,713	24,581	(868)
Total short-term debt at Source Photonics	40,635	51,229	(10,594)
Tecnonet, S.r.L.:
Lines of credit secured by accounts receivable	10,523	13,985	(3,462)
Unsecured short-term debt	488	860	(372)
Total short-term debt at Tecnonet	11,011	14,845	(3,834)
Other	—	14	(14)
Total short-term debt	$51,646	$66,088	$(14,442)

The decrease in short-term debt includes $9.7 million related to the maturity of commercial drafts sold with recourse from a major customer of our subsidiary Source Photonics. When we sell notes receivable with recourse, the notes remain in other current assets, and an equivalent obligation is recorded in short-term debt until the customer pays the new note holder of the note. During the six months ended June 30, 2010, all of the commercial drafts shown on the December 31, 2009 Balance Sheet were paid by the customer resulting in a corresponding decrease in other current assets and short-term debt. The reduction in short-term debt at Tecnonet reflects the impact of foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	June 30, 2010	December 31, 2009

Current assets	$312,312	$338,932
Less: Current assets of discontinued operations	—	(42,705)
Current assets from continuing operations	312,312	296,227

Current liabilities	189,774	216,427
Less: Current liabilities of discontinued operations	—	(27,109)
Current liabilities from continuing operations	189,774	189,318
Working capital from continuing operations	$122,538	$106,909
Current ratio from continuing operations (1)	1.7:1	1.6:1

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

Contractual Obligations

There were no material changes in our contractual obligations since December 31, 2009 other than the decrease in short-term debt discussed above, and the reduction of the deferred consideration payable of $2.9 million consisting of payments of $2.4 million and a gain from additional settlements of $0.5 million.

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

Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, from time to time we enter into interest rate swap contracts. As of June 30, 2010, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

Foreign Exchange Rates.    We operate on an international basis with a significant portion of our revenue and expenses transacted in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies affects our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have revenue and expenses in each of these foreign currencies, the effect on our results of operations from currency fluctuations is reduced.

Through certain foreign offices, from time to time we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of June 30, 2010, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. In general, these currencies were stronger against the U.S. dollar for the six months ended June 30, 2010 compared to the same period last year, so revenue and expenses in these countries translated into more dollars than they would have in 2009. For the six months ending June 30, 2010, we had approximately:

•
$44.1 million related to cost of goods and operating expenses settled in euros;
•
$12.2 million related to cost of goods and operating expenses settled in Swedish kronor;
•
$13.5 million related to cost of goods and operating expenses settled in Swiss francs;
•
$41.6 million related to cost of goods and operating expenses settled in Taiwan dollars;
•
$33.5 million related to cost of goods and operating expenses settled in Chinese renminbi; and
•
$11.0 million related to cost of goods and operating expenses settled in Israeli new shekels.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the year to date period in 2010, our costs would have increased to approximately:

•
$48.5 million related to cost of goods and operating expenses settled in euros;
•
$13.4 million related to cost of goods and operating expenses settled in Swedish kronor;
•
$14.9 million related to cost of goods and operating expenses settled in Swiss francs;
•
$45.8 million related to cost of goods and operating expenses settled in Taiwan dollars;
•
$36.9 million related to cost of goods and operating expenses settled in Chinese renminbi; and
•
$12.1 million related to cost of goods and operating expenses settled in Israeli new shekels.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands). Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

	June 30, 2010	December 31, 2009

U.S. dollars	$19,480	$24,825
Euros	10,539	17,403
Chinese renminbi	896	8,265
Swiss Francs	3,968	2,259
Taiwan dollars	271	433
Norwegian kronor	87	688
Swedish kronor	84	823
Israeli new shekels	666	836
Other	200	377
Total cash and cash equivalents	$36,191	$55,909

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company's disclosure controls and procedures were not effective.

Changes in Internal Controls

We are in the process of implementing changes to the Company's internal control over financial reporting to remediate certain material weaknesses as described in our 2009 Form 10-K. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred after the filing of our 2009 Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. If one or more of the matters listed below or otherwise is ultimately determined not in our favor, it could have a material adverse effect on our consolidated financial position or results of operations in the period in which they occur.

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

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in our press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In April 2010, the parties to the securities class action lawsuits filed a stipulation and agreement of settlement of $10 million with the court which was preliminarily approved. The settlement amount was covered by our director and officer insurance policies pending final approval by the court in November 2010. The Company and plaintiffs in the federal and California state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims. Motions to dismiss the defendants in both the federal and state derivative lawsuits are currently pending in those courts.

Fiberxon Acquisition Litigation

In March 2009, we filed a complaint against former executives, directors and stockholders of Fiberxon, Inc., in the Superior Court of Los Angeles County, California, seeking to recover damages in excess of the $31.5 million of potential deferred consideration to be paid in connection with our purchase of Fiberxon in July 2007. The complaint alleged breaches of representations and warranties, intentional misrepresentations, breaches of noncompetition agreements and tortious interference with employee contracts. We entered into a Settlement Agreement and Release (the “Settlement Agreement”) in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the Settlement Agreement, the Company has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, we agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, stockholders holding 67% of the former shares have elected to participate in this portion of the settlement. Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement and have initiated litigation in Beijing, PRC against MRV, Source Photonics and other related parties alleging a claim for approximately $1.7 million, which is these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation.

Finisar Corporation v. Source Photonics, Inc.

 In January 2010, Finisar Corporation filed a complaint against MRV, Source Photonics, Oplink Communications, Inc., and NeoPhotonics Corporation in the U.S. District Court for the Northern District of California alleging that each defendant's optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys' fees, costs and interest. Finisar has alleged that at least some of the asserted patents are part of certain digital diagnostic standards for optoelectronics transceivers, and therefore, are being utilized in products complying with such digital diagnostic standards. In May 2010, the judge issued an order severing the parties and dismissing all defendants except Source Photonics without prejudice. MRV subsequently entered into a standstill agreement with Finisar whereby Finisar agreed not to commence litigation against MRV until at least 90 days after a jury verdict, settlement, or stay of the proceedings in the litigation against Source Photonics. The standstill agreement preserves the substantive and procedural rights of the parties. Source Photonics and Finisar participated in a mediation on July 19, 2010 but did not reach resolution. A jury trial has been scheduled for July 2011.

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

Item 6. Exhibits

(a) Exhibits

No.	Description

10.1	Letter Agreement, accepted on July 23, 2010, between the Company and Dr. Shlomo Margalit (incorporated by reference from Exhibit 10.1 of Form 8-K filed on July 29, 2010)

10.2	Employment Letter Agreement, dated June 8, 2010, between the Company and Dilip Singh (incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 10, 2010)

10.3	Separation and Release Agreement, dated June 8, 2010, between the Company and Noam Lotan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 10, 2010)

10.4	Separation Letter, dated as of May 25, 2010, by and between MRV Communications (Networks), Ltd. and Guy Avidan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on May 27, 2010)

10.5	Form of Executive Severance Agreement, by and between the Company and the Executive (incorporated by reference from Exhibit 10.2 of Form 8-K filed on May 27, 2010)

10.6	Form of Executive Retention Agreement, by and between Source Photonics, Inc. and the Executive (incorporated by reference from Exhibit 10.3 of Form 8-K filed on May 27, 2010)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2010.

MRV COMMUNICATIONS, INC.

By: /s/ Dilip Singh
Dilip Singh
Chief Executive Officer
Principal Executive Officer

By: /s/ Chris King
Chris King
Chief Financial Officer
Principal Financial Officer