Form 10-Q
period 2010-09-30
MRV COMMUNICATIONS INC
filed 2010-11-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

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

As of November 5, 2010, 156,891,383 shares of MRV's Common Stock were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$135,834	$115,131	$367,133	$323,674
Cost of goods sold	90,036	80,568	240,066	238,516
Gross profit	45,798	34,563	127,067	85,158

Operating expenses:
Product development and engineering	10,828	9,261	29,700	26,839
Selling, general and administrative	27,556	22,598	75,841	70,882
Amortization of intangibles	476	564	1,604	1,692
Total operating expenses	38,860	32,423	107,145	99,413
Operating income (loss)	6,938	2,140	19,922	(14,255)

Interest expense	(993)	(671)	(2,461)	(2,268)
Other income (expense), net	(638)	(203)	491	933

Income (loss) from continuing operations before income taxes	5,307	1,266	17,952	(15,590)

Provision for income taxes	1,733	1,867	6,669	5,291
Income (loss) from continuing operations	3,574	(601)	11,283	(20,881)

Income from discontinued operations, net of income taxes of $312 and $633 for the three and nine months in 2009, respectively	—	402	—	740

Net income (loss)	3,574	(199)	11,283	(20,141)
Less:
Income from continuing operations attributable to noncontrolling interests	696	316	1,816	1,434
Income from discontinued operations attributable to noncontrolling interests	—	22	—	32
Net income (loss) attributable to MRV	$2,878	$(537)	$9,467	$(21,607)

Income (loss) from continuing operations attributable to MRV	$2,878	$(917)	$9,467	$(22,315)
Income from discontinued operations attributable to MRV	—	380	—	708

Net income (loss) attributable to MRV per share - basic:
From continuing operations	$0.02	$(0.01)	$0.06	$(0.14)
From discontinued operations	—	$—	—	$—
Net income (loss) attributable to MRV per share - basic (1)	$0.02	$—	$0.06	$(0.14)

Net income (loss) attributable to MRV per share - diluted:
From continuing operations	$0.02	$(0.01)	$0.06	$(0.14)
From discontinued operations	—	$—	—	$—
Net income (loss) attributable to MRV per share - diluted (1)	$0.02	$—	$0.06	$(0.14)

Weighted average number of shares:
Basic	157,707	157,584	157,674	157,521
Diluted	158,590	157,584	158,561	157,521

(1) Amounts may not add due to rounding.
The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,873	$55,909
Short-term marketable securities	25,861	17,879
Restricted time deposits	6,878	18,680
Accounts receivable, net	129,836	103,247
Inventories	85,457	61,803
Deferred income taxes	1,858	3,217
Other current assets	37,497	35,492
Current assets of discontinued operations held for sale	—	42,705
Total current assets	316,260	338,932

Property and equipment, net	29,321	23,723
Goodwill	27,251	25,707
Intangibles, net	5,699	7,303
Deferred income taxes, net of current portion	768	185
Other assets	12,584	4,969

Total assets	$391,883	$400,819

Liabilities and equity
Current liabilities:
Accounts payable	$82,935	$60,552
Accrued liabilities	33,913	36,003
Short-term debt	52,383	66,088
Deferred consideration payable	4,615	8,012
Deferred revenue	16,122	14,048
Other current liabilities	4,479	4,615
Current liabilities of discontinued operations held for sale	—	27,109
Total current liabilities	194,447	216,427

Other long-term liabilities	8,502	7,322

Commitments and contingencies

Equity:
MRV stockholders' equity:
Preferred Stock, $0.01 par value:
Authorized - 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized - 320,000 shares
Issued - 159,102 shares as of September 30, 2010 and 158,971 shares as of December 31, 2009
Outstanding - 157,461 shares as of September 30, 2010 and 157,617 shares as of December 31, 2009	268	268
Additional paid-in capital	1,406,702	1,405,015
Accumulated deficit	(1,239,576)	(1,249,043)
Treasury stock - 1,644 shares as of September 30, 2010 and 1,353 shares as of December 31, 2009	(1,761)	(1,352)
Accumulated other comprehensive income	16,099	15,463
Total MRV stockholders' equity	181,732	170,351
Noncontrolling interests	7,202	6,719
Total equity	188,934	177,070
Total liabilities and equity	$391,883	$400,819
The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

Nine months ended September 30:	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$11,283	$(20,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,352	7,465
Share-based compensation expense	1,676	1,622
Provision for doubtful accounts, net of recoveries	12	323
Deferred income taxes	837	55
(Gain) loss on disposition of property and equipment	27	(12)
Changes in operating assets and liabilities:
Accounts receivable	(27,622)	(11,246)
Inventories	(22,528)	13,108
Other assets	(21,307)	(9,747)
Accounts payable	22,025	(9,882)
Accrued liabilities	(5,833)	(2,228)
Income tax payable	1,087	1,964
Deferred revenue	1,873	2,435
Other current liabilities	(353)	(966)
Net cash used in operating activities	(31,471)	(27,250)

Cash flows from investing activities:
Purchases of property and equipment	(11,664)	(6,907)
Proceeds from sale of property and equipment	66	43
Proceeds from sale of investments in unconsolidated entities	3,708	—
Proceeds from sale of EDSLan	11,308	—
Investment in restricted time deposits	(497)	(493)
Release of restricted time deposits	123	64
Purchases of investments	(44,971)	(5,228)
Proceeds from sale or maturity of investments	36,707	8,900
Purchase of minority interest	—	(1,367)
Net cash used in investing activities	(5,220)	(4,988)

Cash flows from financing activities:
Net proceeds from exercise of stock options	102	43
Purchase of treasury shares	(409)	—
Cash restricted to collateralize short-term obligations	12,261	(12,261)
Borrowings on short-term debt	117,004	123,871
Payments on short-term debt	(120,112)	(79,738)
Payments on long-term debt	(14)	(39)
Net cash provided by financing activities	8,832	31,876

Effect of exchange rate changes on cash and cash equivalents	823	300
Net decrease in cash and cash equivalents of continuing operations	(27,036)	(62)

Less: Net decrease in cash and cash equivalents of discontinued operations	—	(4)
Net decrease in cash and cash equivalents	(27,036)	(58)

Cash and cash equivalents, beginning of period	55,909	67,931
Cash and cash equivalents, end of period	$28,873	$67,873

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,814	$1,882
Cash paid during the period for taxes	$3,994	$2,099

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

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “2009 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2010, and the results of its operations for the three and nine months and its cash flows for the nine months then ended. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. The results of these subsidiaries through September 30, 2010 have been presented as continuing operations within the Optical Components segment for all periods presented, as the entities did not meet the criteria set forth in the discontinued operations subtopic of the Accounting Standards Codification ("ASC") to be classified as held-for-sale as of September 30, 2010. See Note 15 for pro forma financial results of the Company giving effect to the sale of the Source Photonics entities and related adjustments.

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

Restricted time deposits represent investments that are restricted as to withdrawal or use and are primarily in foreign subsidiaries. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. The Company had bank loans secured by restricted time deposits of $4.6 million and $16.9 million as of September 30, 2010 and December 31, 2009, respectively, that pursuant to a loan agreement, will be directly used to repay the loans when the time deposits and underlying bank loans mature. Investments in and releases of restricted time deposits are included in investing activities on the Company's Statement of Cash Flows unless the time deposits relate to an underlying bank loan and will be used to repay the loan, in which case the related cash flows are treated as financing activities.

MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC Topic 320 Investments - Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of September 30, 2010 and December 31, 2009. Unrealized losses at September 30, 2010 and December 31, 2009 were $33,000 and $50,000, respectively. Marketable securities mature at various dates in the next 12 months and consist of corporate and U.S. government issues.

Marketable securities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Corporate issues	$5,771	$5,798
U.S. government issues	20,090	12,081
Total	$25,861	$17,879

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

The Company's available-for-sale securities consist of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of these securities which are considered Level 1 category items within the fair value hierarchy. There were no material re-measurements to fair value during the three and nine months ended September 30, 2010 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2010 (in thousands):

Nine months ended September 30, 2010

Balance at beginning of period	$5,508
Charged to expense, net of recoveries	12
Write-offs	(906)
Foreign currency translation adjustment	(73)
Balance at end of period	$4,541

5.    Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Raw materials	$35,269	$30,523
Work-in-process	9,032	8,926
Finished goods	41,156	22,354
Total	$85,457	$61,803

The following table summarizes the change in inventory reserve during the nine months ended September 30, 2010 (in thousands):

Nine months ended September 30, 2010

Balance at beginning of period	$26,870
Charged to expense, net of recoveries	2,919
Write-offs	(2,499)
Foreign currency translation adjustment	53
Balance at end of period	$27,343

6.    Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. No events occurred during the nine months ended September 30, 2010 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period. Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized gain of $1.5 million during the nine months ended September 30, 2010 due to the change in foreign currency rates from December 31, 2009 to September 30, 2010. The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet.

Other intangible assets consist of intangible assets identified as a result of our acquisition of Fiberxon, Inc. on July 1, 2007. Amortization of other intangible assets was $0.5 million for the three months ended September 30, 2010 and 2009 and $1.6 million for the nine months ended September 30, 2010 and 2009.

The following table summarizes MRV's other intangible asset balances at September 30, 2010 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$8,500	$(5,025)	$3,475
Customer relationships	4,800	(2,576)	2,224
Customer backlog	600	(600)	—
Total other intangible assets	$13,900	$(8,201)	$5,699

7.    Product Warranty and Indemnification

As of September 30, 2010 and December 31, 2009, MRV's product warranty liability recorded in accrued liabilities was $2.3 million and $3.6 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the nine months ended September 30, 2010 (in thousands):

Nine months ended September 30, 2010

Beginning balance	$3,588
Cost of warranty claims	(1,410)
Accruals for product warranties	44
Foreign currency translation adjustment	40
Total	$2,262

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

The following table summarizes the change in noncontrolling interests in subsidiaries for the nine months ended September 30, 2010 (in thousands):

Nine months ended September 30, 2010

Noncontrolling interests at December 31, 2009	$6,719
Net income attributable to noncontrolling interests	1,816
Increase in noncontrolling interest due to share-based compensation in subsidiaries	90
Translation adjustment attributable to noncontrolling interests	(201)
Divestiture of EDSLan	(1,222)
Noncontrolling interests at September 30, 2010	$7,202

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

Outstanding stock options and warrants to purchase 12.2 million shares and 13.4 million shares were excluded from the computation of diluted net loss per share for the three months ended September 30, 2010 and 2009, respectively, because such stock options and warrants were anti-dilutive. Outstanding stock options and warrants to purchase 11.0 million shares and 13.4 million shares were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2010 and 2009, respectively, because such stock options and warrants were anti-dilutive.

The Company purchased 0.3 million shares of its common stock under a share repurchase program at an average price of $1.38 per share during the nine months ended September 30, 2010. The Company has purchased an additional 0.7 million shares of its Common Stock through November 4, 2010 at an average price of $1.35 per share. Shares purchased into treasury shares are excluded from any subsequent information concerning the number of shares outstanding.

10.    Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of goods sold	$30	$41	$113	$155
Product development and engineering	109	159	303	385
Selling, general and administrative	550	386	1,260	1,062
Total share-based compensation expense (1)	$689	$586	$1,676	$1,602

(1)    Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The weighted average fair value of stock options and restricted stock awards granted during the nine months ended September 30, 2010 was $0.88 and $1.19, respectively. As of September 30, 2010, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, or options and restricted stock awards was $3.9 million and $0.1 million, respectively, which is expected to be amortized over a weighted-average period of 2.3 years. In connection with the separation of the Company's former CEO, the Company modified certain options and recognized $0.3 million in share-based compensation expense during the nine months ended September 30, 2010.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the following periods:

Nine months ended September 30:	2010	2009(1)
Risk-free interest rate	1.591%	N/A
Dividend yield	—%	N/A
Volatility	94%	N/A
Expected life (in years)	5.2	N/A

(1) There were no share based awards granted during the nine months ended September 30, 2009.

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

The following table summarizes revenues by segment, including intersegment revenues, (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Network Equipment group	$31,343	$26,580	$90,307	$74,758
Network Integration group	40,016	35,327	106,281	102,141
Optical Components group	69,025	55,879	182,835	154,026
All others	—	61		197
Before intersegment adjustments	140,384	117,847	379,423	331,122
Intersegment adjustments	(4,550)	(2,716)	(12,290)	(7,448)
Total	$135,834	$115,131	$367,133	$323,674

Network Equipment revenue primarily consists of Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, defense and aerospace network applications, related services and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions. Optical Components revenue primarily consists of fiber optic components, such as those used in Fiber-to-the-Premises applications, fiber optic transceivers, discrete lasers and light-emitting diode products.

Two customers accounted for $46.3 million, or 13%, and $38.2 million, or 10%, of total revenues for the nine months ended September 30, 2010. Both customers contributed to the Optical Components group revenues. No single customer accounted for 10% or more of total revenues for the nine months ended September 30, 2009.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Americas	$43,734	$34,599	$111,175	$97,775
Europe	50,694	47,228	142,806	135,991
Asia Pacific	41,361	33,045	113,096	89,630
Other regions	45	259	56	278
Total	$135,834	$115,131	$367,133	$323,674

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30, 2010	December 31, 2009

Americas	$5,562	$5,079
Europe	6,314	5,961
Asia Pacific	17,445	12,683
Total	$29,321	$23,723

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross profit
Network Equipment group	$17,445	$14,744	$52,170	$40,520
Network Integration group	10,845	10,231	30,874	29,823
Optical Components group	17,821	9,614	44,362	14,600
All others	—	36	—	121
Before intersegment adjustments	46,111	34,625	127,406	85,064
Corporate unallocated and intersegment adjustments (1)	(313)	(62)	(339)	94
Total	$45,798	$34,563	$127,067	$85,158

Depreciation expense
Network Equipment group	$466	$430	$1,358	$1,229
Network Integration group	96	125	315	341
Optical Components group	1,438	1,242	4,033	3,726
All others	—	2	—	8
Corporate	14	15	42	46
Total	$2,014	$1,814	$5,748	$5,350

Operating income (loss)
Network Equipment group	$2,342	$1,408	$8,573	$(1,441)
Network Integration group	4,649	3,520	10,965	10,901
Optical Components group	3,469	1,250	9,850	(12,091)
All others	—	(398)	—	(1,066)
Before intersegment adjustments	10,460	5,780	29,388	(3,697)
Corporate unallocated operating loss and adjustments (1)	(3,522)	(3,640)	(9,466)	(10,558)
Total	$6,938	$2,140	$19,922	$(14,255)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet information by business segment (in thousands):

	Nine months ended
	September 30,
	2010	2009
Additions to Fixed Assets
Network Equipment group	$1,961	$1,074
Network Integration group	804	906
Optical Components group	8,863	4,370
Corporate	36	261
Discontinued operations held for sale	—	296
Total	$11,664	$6,907

	September 30, 2010	December 31, 2009
Total Assets
Network Equipment group	$76,731	$71,893
Network Integration group	112,423	100,308
Optical Components group	174,927	155,578
All others	—	796
Corporate and intersegment eliminations	27,802	29,539
Discontinued operations held for sale	—	42,705
Total	$391,883	$400,819

	September 30, 2010	December 31, 2009
Goodwill
Network Equipment group	$12,363	$11,628
Network Integration group	14,888	14,079
Total	$27,251	$25,707

12.    Comprehensive Loss

The following table summarizes the components of comprehensive loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$3,574	$(199)	$11,283	$(20,141)
Unrealized loss from available-for-sale securities	1	(17)	16	(62)
Foreign currency translation	9,535	4,407	419	3,764
Comprehensive loss	13,110	4,191	11,718	(16,439)
Less: comprehensive income attributable to noncontrolling interests	1,318	547	1,615	1,833
Comprehensive loss attributable to MRV	$11,792	$3,644	$10,103	$(18,272)

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

In June 2009, the FASB issued ASC 860 Transfers and Servicing which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASC 860 is effective for interim and annual reporting periods ending after November 15, 2009 and has been applied prospectively. MRV adopted the provisions of ASC 860 on January 1, 2010. The application of ASC 860 did not have a material impact on the Company's financial condition, results of operations or liquidity.

In October 2009, the FASB issued Update No. 2009-13, which amends ASC 605 Revenue Recognition. The amendment establishes a hierarchy for determining the selling price of a deliverable in a multiple-element deliverable revenue arrangement. The selling price used for each deliverable will be based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The update eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally on the basis of the selling price of each deliverable. The update will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier adoption permitted. MRV has not yet adopted this new standard and believes that its adoption may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

In October 2009, the FASB issued Update No. 2009-14, which amends ASC 985 Software. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality is no longer within the scope of the software revenue guidance in ASC Subtopic 985-605. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier adoption permitted. MRV has not yet adopted this new standard and believes that its adoption may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

In January 2010, the FASB issued Update No. 2010-06 which amends the Fair Value Measurements and Disclosures topic of the ASC. The amended standards in the update require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, the amended standards in the update require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact its financial statements.

14.    Litigation

MRV has accrued a liability for a potential deferred consideration payment related to the acquisition by MRV of Fiberxon in July 2007. On December 20, 2009, MRV entered into a Settlement Agreement and Release (the “Settlement Agreement”), with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the Settlement Agreement, MRV has fully settled any obligation to pay the first $18.0 million of the $31.5 million of potential deferred consideration that was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, approximately 33% of the $13.5 million remains in potential dispute. The Company recorded a $20.5 million gain during 2009, and a gain of $0.5 million during the nine months ended September 30, 2010, for the reduction of the deferred payment obligation resulting from the settlement. Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement, and initiated litigation against MRV, Source Photonics, LLC and related parties in Beijing, PRC alleging a claim for approximately $1.7 million representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. We are further aware that a fourth former stockholder who owned approximately 15% of the former Fiberxon and who also did not participate in the second portion of the settlement initiated a substantially similar lawsuit against MRV, Source Photonics, LLC and related parties in Beijing, PRC alleging a claim for approximately $2.0 million. However, none of the parties have yet been served in this lawsuit. In connection with the sale by MRV of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. in October 2010, as discussed in Note 15, MRV agreed to indemnify the buyer against certain litigation, including these actions.

In connection with the Company's past stock option grant practices, MRV and certain of its current and former directors and officers have been subjected to a number of ongoing stockholder lawsuits. Between June 10, 2008 and August 15, 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in MRV's press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In April 2010, the parties to the securities class action lawsuits filed a stipulation and agreement of settlement of $10.0 million with the court which was preliminarily approved. The settlement amount has been covered by our director and officer insurance policies pending final approval by the court in November 2010. The Company and plaintiffs in the federal and California state derivative lawsuits have attended mediations but have not been successful in reaching a settlement on these claims. Motions to dismiss the defendants in both the federal and state derivative lawsuits have been heard and certain defendants and claims have been dismissed from the state lawsuit. The judge in the federal derivative lawsuit is expected to rule on the motions heard in his court within the next 60 days.

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. Our policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with International Business Machines, Alcatel-Lucent, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc., The Lemelson Foundation, Finisar Corporation and Apcon, Inc. in the past. In addition, Finisar filed a lawsuit against MRV, Source Photonics, Inc. and two other competitors in January 2010 alleging that each defendant's optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys' fees, costs and interest. In September 2010, MRV, Source Photonics, Inc. and Finisar entered into a settlement in which each of the parties released each other from certain liabilities in connection with the litigation, and agreed to dismiss the case and terminate a related arbitration proceeding. Pursuant to the settlement agreement, Source Photonics, Inc. paid a license fee to Finisar in the amount of $14.5 million for a fully paid-up license through

December 31, 2015 for patents at issue, and Source Photonics, Inc. granted a license to Finisar of certain of its patents through December 31, 2015. The Company estimates that the portion of the $14.5 million attributable to past damages is approximately $3.9 million. The portion of the settlement related to past damages is included in the general and administrative expenses in the statement of operations for the nine months ended September 30, 2010. In addition, approximately $0.4 million of expense related to the current portion of the license fee was recognized in cost of goods sold during the nine month period. The balance of the prepaid license at September 30, 2010 was $10.2 million. The amount that is expected to be amortized over the next year was $1.5 million at September 30, 2010 and is included in the balance of other current assets on the accompanying balance sheets.

MRV has been named as a defendant in other lawsuits involving matters that the Company considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

15.    Subsequent Events

Disposition of Subsidiary

On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics") to Magnolia Source B.V., an entity owned and controlled by affiliates of Francisco Partners, pursuant to a Stock Purchase Agreement dated as of October 26, 2010, by and among the Company, Source Photonics, and Magnolia Source B.V.  The purchase agreement provides for the payment of cash proceeds of approximately $117.8 million, as well as the assumption of debt of approximately $32.9 million, less a payment of approximately $4.6 million directly to Source Photonics, Inc. for payment of management bonuses triggered by the transaction and certain restricted stock unit settlements. The payments are made in three installments, with the first $40.0 million (a portion of which was paid directly to Source Photonics, Inc. as described in the sentence above) paid one day after closing on October 27, 2010, the second payment of $60.0 million to occur on or before 25 days after closing, and the last payment of approximately $17.8 million to occur on or before 60 days after closing.

The purchase agreement contains customary representations, warranties and covenants, as well as customary mutual indemnification obligations. Source Photonics was not classified as held for sale as of September 30, 2010 as management had not committed to, and the Company's board of directors had not approved a plan to sell it until October 25, 2010. The results of operations of Source Photonics are presented within continuing operations in the accompanying balance sheet and statement of operations.

The following unaudited pro forma condensed consolidated balance sheet as of September 30, 2010 is based on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2010.  The pro forma condensed consolidated balance sheet gives effect to the sale of Source Photonics and related adjustments as if the transaction had occurred on September 30, 2010.

MRV Communications, Inc.
Unaudited Pro Forma Condensed Balance Sheet
As of September 30, 2010
(In thousands, except par values)
		Pro forma adjustments
	As reported	Source Photonics (1)	Impact of transaction		Pro forma
Assets
Current assets:
Cash and cash equivalents	$28,873	$(4,359)	$33,913	(2)	$58,427
Short-term marketable securities	25,861	—	—		25,861
Time deposits (restricted)	6,878	(5,112)	—		1,766
Accounts receivable, net	129,836	(77,010)	—		52,826
Inventories	85,457	(39,040)	—		46,417
Deferred income taxes	1,858	(954)	—		904
Other current assets	37,497	(7,792)	78,541	(3)	108,246
Total current assets	316,260	(134,267)	112,454		294,447
Non-current assets	75,623	(38,013)	—		37,610
Total assets	$391,883	$(172,280)	$112,454		$332,057

Liabilities and equity
Current liabilities:
Accounts payable	$82,935	$(44,498)	$—		$38,437
Short-term debt	52,383	(39,411)	—		12,972
Other current liabilities	59,129	(11,382)	1,605	(4)	49,352
Total current liabilities	194,447	(95,291)	1,605		100,761
Long-term liabilities	8,502	(550)	—		7,952
Commitments and contingencies
Equity:
MRV stockholders' equity:
Preferred Stock, $.0.01 par value:
Authorized - 1,000 shares; no shares issued or outstanding	—	—	—		—
Common Stock, $0.0017 par value:
Authorized - 320,000 shares
Issued - 159,102 shares
Outstanding - 157,461 shares	268	—	—		268
Other stockholders' equity	181,464	(76,439)	111,625	(5)	216,650
Total MRV stockholder's equity	181,732	(76,439)	111,625		216,918
Noncontrolling interests in consolidated subsidiaries	7,202	—	(776)	(6)	6,426
Total equity	188,934	(76,439)	110,849		223,344
Total liabilities and equity	$391,883	$(172,280)	$112,454		$332,057

(1)	Adjustments to eliminate the assets and liabilities of Source Photonics as of September 30, 2010.
(2)	Proceeds received by the Company as a result of the sale of Source Photonics in the first payment at closing, net of transaction fees of $1.4 million.
(3)	Includes $77.8 million receivable for additional proceeds to be received by the Company within 60 days of transaction closing and a $0.7 million receivable assigned to the Company in the transaction.
(4)
Includes $0.5 million of accrued liabilities related to legal matters for which the Company has agreed to indemnify the buyer and $1.1 million of taxes payable related to the gain on the sale of Source Photonics.

(5)	Adjustment to stockholders’ equity to reflect the net impact of the disposition.
(6)	Balance of noncontrolling interest in Source Photonics as of September 30, 2010.

The following unaudited consolidated pro forma financial information presents statements of operations for the nine months ended September 30, 2010 and is based on unaudited condensed consolidated financial statements for the nine months ended September 30, 2010, and the unaudited operating results of Source Photonics for the period presented.  The pro forma financial information gives effect to the divestiture of Source Photonics as if it had occurred on January 1, 2010.

MRV Communications, Inc.
Unaudited Pro Forma Statement of Operations
For the nine months ended September 30, 2010
(In thousands, except per share data)
		Pro forma adjustments (1)
	As reported	Source Photonics	Pro forma
Revenue	$367,133	$(181,187)	$185,946
Cost of goods sold	240,066	(137,305)	102,761
Gross profit	127,067	(43,882)	83,185

Operating expenses:
Product development and engineering	29,700	(13,930)	15,770
Selling, general and administrative	75,841	(19,023)	56,818
Amortization of intangibles	1,604	(1,604)	—
Total operating expenses	107,145	(34,557)	72,588
Operating income	19,922	(9,325)	10,597
Interest expense	(2,461)	1,781	(680)
Other income (expense), net	491	(1,294)	(803)
Income before income taxes	17,952	(8,838)	9,114
Provision for income taxes	6,669	(2,073)	4,596
Net income	11,283	(6,765)	4,518
Less: net income attributable to noncontrolling interests	1,816	—	1,816
Net income attributable to MRV	$9,467	$(6,765)	$2,702

Net income per share attributable to MRV common stockholders:
Basic	$0.06	$(0.04)	$0.02
Diluted	$0.06	$(0.04)	$0.02
Weighted average number of shares:
Basic	157,674	—	157,674
Diluted	158,561	—	158,561
(1) Pro forma adjustments eliminate the revenue, expenses and income of the Source Photonics Entities assuming the transaction occurred on the first day of the period presented.

Purchase of Noncontrolling Interest

On October 29, 2010 the Company completed the purchase of the remaining 40 percent interest in Tecnonet SpA, its majority owned Italian network integration subsidiary, for $5.6 million. After the purchase, MRV is the 100% owner of Tecnonet SpA. The noncontrolling interest's share of the net book value of Tecnonet was $6.4 million as of September 30, 2010. The amount by which the noncontrolling interest balance exceeds the purchase price on the date of purchase will be recorded as an increase in MRV equity in the fourth quarter of 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2009 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as “expects,” “anticipates,” “intends,” “potential,” “estimates,” “believes,” “may,” “should,” “could,” “will,” “would,” and words of similar import.

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, maintenance of our inventory and production backlog, and litigation, including but not limited to MRV's historical stock option granting practices and its acquisition of Fiberxon, Inc.

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part II on this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

Overview

MRV Communications is a global supplier of communications equipment and services to carriers, governments and enterprise customers worldwide. Our previously wholly-owned subsidiary Source Photonics, Inc., is a supplier of optical components. We conduct our business along three principal segments: (a) the Network Equipment group; (b) the Network Integration group; and (c) the Optical Components group. We evaluate segment performance based on the revenue, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income (loss). Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Through a wholly-owned subsidiary headquartered in Switzerland, we also design, develop and sell specialized products for aerospace and defense applications. Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. Our Optical Components group designs, manufactures and sells optical communications products used in telecommunications systems and data communications networks. These products include passive optical network, or PON, subsystems, optical transceivers used in enterprise, access and metropolitan applications as well as other optical components, modules and subsystems. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

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

On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. The results of these subsidiaries through September 30, 2010 have been presented as continuing operations, within the Optical Components segment, for all periods presented, as the entities did not meet the criteria set forth in the discontinued operations subtopic of the Accounting Standards Codification ("ASC") to be classified as held-for-sale as of September 30, 2010.

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan, the United Kingdom, and formerly the PRC prior to the sale of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. For the three months ended September 30, 2010 and 2009, foreign revenue constituted 70% and 68%, respectively, of total revenue. For the nine months ended September 30, 2010 and 2009, foreign revenue constituted 72% and 70%, respectively, of total revenue. The majority of foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

Critical Accounting Policies

Our discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We follow accounting standards set by the Financial Accounting Standards Board (“FASB”) to ensure we consistently report our financial condition, results of operations, and cash flows in conformity with GAAP. References to GAAP issued by the FASB in this Form 10-Q are to the FASB Accounting Standards of Codification.

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

Revenue Recognition.    MRV's major revenue-generating products consisted of fiber optic components, switches and routers, console management, and physical layer products during the quarter. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered reasonably assured. Products are generally shipped “FOB shipping point,” with no right of return, and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when a product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, in which case a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data and other factors known at the time of revenue recognition.

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

Share-Based Compensation.    We determine the fair value of stock options and warrants using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 10 “Share-Based Compensation” to the Financial Statements in Item 1, Part 1 of this Form 10-Q for further discussion.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona, the Taiwan dollar, the Chinese renminbi and the Israeli new shekel. For the three and nine months ended September 30, 2010, 69% and 70% of revenue and 60% and 52% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. Translation rate exposure for the Chinese renminbi is currently mitigated by the Chinese government's decision to tie the renminbi rate to the U.S. dollar. For the three and nine months ended September 30, 2010, these currencies were weaker against the U.S. dollar compared to the three and nine months ended September 30, 2009, so revenue and expenses in these currencies translated into fewer dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table summarizes certain consolidated and segment Statements of Operations data as a percentage of revenue (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009

		%		%		%		%
Revenue	$135,834	100%	$115,131	100%	$367,133	100%	$323,674	100%
Network Equipment group (1)(2)	31,343	23	26,580	23	90,307	25	74,758	23
Network Integration group (1)(2)	40,016	29	35,327	31	106,281	29	102,141	32
Optical Components group (1)(2)	69,025	51	55,879	49	182,835	50	154,026	48
All others (1)(2)	—	—	61	0		—	197	0

Gross profit (2)	$45,798	34	$34,563	30	$127,067	35	$85,158	26
Network Equipment group	17,445	56	14,744	55	52,170	58	40,520	54
Network Integration group	10,845	27	10,231	29	30,874	29	29,823	29
Optical Components group	17,821	26	9,614	17	44,362	24	14,600	9
All others	—	—	36	59	—	—	121	61

Operating expenses (2)	$38,860	29	$32,423	28	$107,145	29	$99,413	31
Network Equipment group	15,103	48	13,337	50	43,597	48	41,962	56
Network Integration group	6,196	15	6,711	19	19,909	19	18,922	19
Optical Components group	14,352	21	8,364	15	34,512	19	26,691	17
All others	—	—	434	711	—	—	1,187	603

Operating income (loss) (2)	$6,938	5	$2,140	2	$19,922	5	$(14,255)	(4)
Network Equipment group	2,342	7	1,408	5	8,573	9	(1,441)	(2)
Network Integration group	4,649	12	3,520	10	10,965	10	10,901	11
Optical Components group	3,469	5	1,250	2	9,850	5	(12,091)	(8)
All others	—	—	(398)	(652)	—	—	(1,066)	(541)

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

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$31,343	$26,580	$4,763	18%	17%
Network Integration group	40,016	35,327	4,689	13	22
Optical Components group	69,025	55,879	13,146	24	23
All others	—	61	(61)	(100)	(100)
Before intersegment adjustments	140,384	117,847	22,537	19	22
Intersegment adjustments (1)	(4,550)	(2,716)	(1,834)	(68)	(68)
Total	$135,834	$115,131	$20,703	18%	21%

(1) Adjustments represent the elimination of intersegment revenue.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The following table summarizes segment revenue, excluding intersegment sales, by geographic region (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended September 30,	2010	2009	$ Change	% Change

Network Equipment group:
Americas	$16,106	$13,153	$2,953	22%
Europe	9,209	8,892	317	4
Asia Pacific	2,228	2,695	(467)	(17)
Other regions	43	250	(207)	(83)
Total Network Equipment	27,586	24,990	2,596	10
Network Integration group:
Europe	40,016	35,327	4,689	13
Total Network Integration	40,016	35,327	4,689	13
Optical Component group:
Americas	27,628	21,446	6,182	29
Europe	1,469	3,009	(1,540)	(51)
Asia Pacific	39,133	30,350	8,783	29
Other regions	2	2	—	—
Total Optical Components	68,232	54,807	13,425	24
All others	—	7	(7)	(100)
Total	$135,834	$115,131	$20,703	18%

Consolidated revenue for the third quarter of 2010 increased $20.7 million, or 18%, compared to the third quarter of 2009, due to increased revenue in all segments, primarily a $13.1 million, or 24%, increase in Optical Component revenue, and to a lesser extent an increase of $4.8 million, or 18%, in Network Equipment revenue and an increase of $4.7 million, or 13% in Network Integration revenue. These revenue increases were partially offset by a $1.8 million increase in intercompany revenue eliminations. Revenue would have been $2.9 million higher in the third quarter of 2010 had foreign currency exchange rates remained the same as they were in the third quarter of 2009.

Network Equipment Group.  Revenue, including intersegment revenue, for the third quarter of 2010 generated from the Network Equipment group increased $4.8 million, or 18%, compared to the third quarter of 2009, due to a 22% increase in the Americas region, and a 4% increase in Europe, partially offset by a 17% in the Asia Pacific region. Our Optical Communications Systems division accounted for $4.7 million of the growth primarily through the OptiSwitch™ and Media Cross Connect™ products, partially offset by a decline in fiber optic components and LambdaDriver™ products. Revenue at CES, our aerospace and defense business, was flat compared to the third quarter of 2009. Revenue would have been $0.2 million lower in the third quarter of 2010 had foreign currency exchange rates remained the same as they were in the third quarter of 2009.

Network Integration Group.  Revenue for the third quarter of 2010 generated from the Network Integration group increased $4.7 million, or 13% compared to the third quarter of 2009. Revenue increases were led by an increase of $2.0 million at Tecnonet S.p.A,, our Italian unit, and $2.1 million at Alcadon-MRV AB, our Swedish unit. Interdata, our French Network Integration unit, increased revenue by $0.9 million compared to the third quarter of 2009. These revenue increases were partially offset by a $0.3 million dollar decrease at MRV Switzerland AG, our Swiss unit, which operates under the trade name TurnKey. Revenue increased 22% on a local currency basis and would have been $3.2 million higher in the third quarter of 2010 had foreign currency exchange rates remained the same as they were in the third quarter of 2009.

Optical Components Group.  Revenue, including intersegment revenue, for the third quarter of 2010 generated from the Optical Components group increased $13.1 million compared to the third quarter of 2009, which was due primarily to an $8.8 million increase in sales in the Asia Pacific region and a $6.2 million increase in the Americas region, partially offset by a $1.5 million decrease in sales in Europe. Revenue from sales, including intersegment sales, of PON subsystems for applications in Fiber-to-the-Premises deployments, increased $6.8 million to $38.2 million for the three months ended September 30, 2010 from $31.4 million for the three months ended September 30, 2009.  Revenue from sales of datacom/telecom (D/T) transceivers, was $30.0 million and $24.0 million in 2010 and 2009, respectively, representing an increase of $6.0 million.  Revenue would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

			Favorable/ (Unfavorable)
Three months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$17,445	$14,744	$2,701	18%	17%
Network Integration group	10,845	10,231	614	6	14
Optical Components group	17,821	9,614	8,207	85	85
All others	—	36	(36)	(100)	(100)
Before intersegment adjustments	46,111	34,625	11,486	33	35
Corporate unallocated cost of goods sold and adjustments (1)	(313)	(62)	(251)	(405)	(405)
Total	$45,798	$34,563	$11,235	33%	34%

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

Consolidated gross profit increased $11.2 million for the third quarter of 2010 compared to the third quarter of 2009 due to an increase of $8.2 million in the Optical Components segment and to a lesser extent an increase of $2.7 million in the Network Equipment segment and an increase of $0.6 million in the Network Integration segment.  The 33% increase in gross profit was due to a combination of an 18% increase in revenue and an increase in average gross margins from 30% to 34%.  The improvement in gross margin was due primarily to the Optical Components group, which had a gross margin increase from 17% to 26%, partially offset by a decrease in gross margin from 29% to 27% in the Network Integration segment.  Gross profit would have been $0.7 million higher in the third quarter of 2010 had foreign currency exchange rates remained the same as they were in the third quarter of 2009.  Cost of goods sold did not include significant share-based compensation in 2009 or 2010.

Network Equipment Group.  Gross profit increased $2.7 million for the third quarter of 2010 compared to the third quarter of 2009.  The 18% increase in gross profit was due to the 18% increase in revenue, and to a lesser extent the improvement in gross margin from 55% to 56%.  Gross profit would have been $0.1 million lower in the third quarter of 2010 had foreign currency exchange rates remained the same as they were in the third quarter of 2009.

Network Integration Group.  Gross profit increased $0.6 million for the third quarter of 2010 compared to the third quarter of 2009. The increase was due to the increase in revenue, and was partially offset by the decrease in gross margin from 29% to 27%. The decrease in gross margins was primarily at Interdata which had relatively high margins in the third quarter of last year, and to a lesser extent at Alcadon, and was partially offset by improved margins at Tecnonet. The changes in margin were due to changes in product and service mix and the allocation of costs between pre-sale and post-sale activities. Gross profit would have been $0.8 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group.  Gross profit increased $8.2 million for the third quarter of 2010 to $17.8 million due to several factors.  Source Photonics benefited from a shift in product mix during the quarter as a higher percentage of revenue came from sales of certain D/T transceivers product lines with higher gross margins, and achieved product cost reduction efforts across nearly all product categories. There was an improvement in gross margins from 17% for the third quarter of 2009 to 26% for the third quarter of 2010. Foreign currency fluctuations did not have a significant impact on gross profit in the Optical Components segment in the third quarter of 2010 compared to the third quarter of 2009.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$15,103	$13,337	$(1,766)	(13)%	(13)%
Network Integration group	6,196	6,711	515	8	2
Optical Components group	14,352	8,364	(5,988)	(72)	(71)
All others	—	434	434	100	100
	35,651	28,846	(6,805)	(24)	(24)
Corporate unallocated operating expenses and adjustments (2)	3,209	3,577	368	10	10
Total	$38,860	$32,423	$(6,437)	(20)%	(21)%

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

Consolidated operating expenses were $38.9 million, or 29% of revenue, in the third quarter of 2010, compared to $32.4 million, or 28% of revenue, in the third quarter of 2009. Operating expenses would have been $0.2 million higher in the third quarter of 2010 had foreign currency exchange rates remained the same as they were in the third quarter of 2009. Corporate unallocated expenses for the third quarter of 2010 includes approximately $0.7 million of expenses related to the investigation of strategic options for Source Photonics. The third quarter of 2009 included approximately $1.4 million of expense related to the restatement of historical financial statements that was completed in 2009. Product development and engineering expenses included share-based compensation of $0.1 million and $0.2 million in 2010 and 2009, respectively. Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $0.6 million and $0.4 million in the third quarters of 2010 and 2009, respectively.

Network Equipment Group.  Operating expenses for the third quarter of 2010 were $15.1 million, or 48% of revenue, compared to $13.3 million, or 50% of revenue, for 2009. The increase in operating expenses was the result of the increase in salary expenses in 2010 related to the reinstatement of salaries that were temporarily reduced in 2009, $0.2 million in bad debt expense, and higher recruiting, severance, and consulting costs than in 2009.  Operating expenses declined as a percentage of revenue in 2010 as we worked to grow revenue while maintaining certain cost savings implemented in 2009.

Network Integration Group.  Operating expenses for the third quarter of 2010 were 6.2 million, or 15% of revenue, compared to 6.7 million, or 19% of revenue, for 2009. The decrease was primarily due to general and administrative costs reduction efforts at Interdata and Tecnonet. Operating expenses would have been $0.4 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group.  Operating expenses for the third quarter of 2010 were $14.4 million, or 21% of revenue, compared to $8.4 million, or 15% of revenue, for 2009. The increase in operating expenses was primarily attributed to the litigation with Finisar for which we took a $2.6 million charge to settle the matter and incurred $0.8 million in legal expenses in the third quarter of 2010, and a $2.0 million increase in Product Development and Engineering expenses. Operating expenses would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$2,342	$1,408	$934	66%	64%
Network Integration group	4,649	3,520	1,129	32	45
Optical Components group	3,469	1,250	2,219	178	181
All others	—	(398)	398	100	100
	10,460	5,780	4,680	81	89
Corporate unallocated and adjustments (1)	(3,522)	(3,640)	118	3	3
Total	$6,938	$2,140	$4,798	224%	246%

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

Consolidated operating income was $6.9 million in the third quarter of 2010, or 5% of revenue, an increase of $4.8 million from $2.1 million, or 2% of revenue, in 2009. The increase was primarily the result of the $11.2 million increase in gross profit, partially offset by a $6.4 million increase in operating expenses. Operating income would have been $0.5 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating income included segment and unallocated corporate share-based compensation expense of $0.7 million and $0.6 million in the third quarters of 2010 and 2009, respectively.

Network Equipment Group.  Operating income for the third quarter of 2010 was $2.3 million, or 7% of revenue, compared to $1.4 million for 2009. The increase in operating income was primarily the result of the $2.7 million increase in gross profit, partially offset by a $1.8 million increase in operating expenses.  Foreign currency rates did not have a significant impact on operating income in the third quarter of 2010 compared to 2009.

Network Integration Group.  Operating income for the third quarter of 2010 was $4.6 million, or 12% of revenue, compared to $3.5 million for 2009, or 10% of revenue, an increase of $1.1 million. The increase in operating income was the result of an increase in gross profit of $0.6 million, together with a decrease of $0.5 million in operating expenses. Operating income would have been $0.4 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have significant share-based compensation in 2009 or 2010.

Optical Components Group. Operating income for the third quarter of 2010 was 3.5 million, or 5% of revenue, compared to $1.3 million for 2009, an increase of $2.2 million.  This increase was the result of an $8.2 million increase in gross profit, partially offset by a $6.0 million increase in operating expenses. Foreign currency rates did not have a significant impact on operating income in the third quarter of 2010.

Interest Expense and Other Income, Net

Interest expense was $1.0 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively.  Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. Interest income was $0.1 million in 2010 and 2009. We recognized a loss on foreign currency transactions of $1.2 million in the third quarter of 2010 compared to a loss of $0.9 million in the third quarter of 2009.

Income Taxes

The provision for income taxes was $1.7 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively. Income tax expense fluctuates based on the amount of income of loss generated in the various jurisdictions where we recognize income taxes and are not recording or releasing a valuation allowance.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$90,307	$74,758	$15,549	21%	20%
Network Integration group	106,281	102,141	4,140	4	6
Optical Components group	182,835	154,026	28,809	19	18
All others		197	(197)	(100)	(100)
	379,423	331,122	48,301	15	15
Adjustments (1)	(12,290)	(7,448)	(4,842)	(65)	(65)
Total	$367,133	$323,674	$43,459	13%	14%

(1) Adjustments represent the elimination of intersegment revenue.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The following table summarizes segment revenue, excluding intersegment sales, by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30,	2010	2009	$ Change	% Change

Network Equipment group:
Americas	$43,233	$35,868	$7,365	21%
Europe	29,822	24,515	5,307	22
Asia Pacific	7,379	9,429	(2,050)	(22)
Other regions	48	260	(212)	(82)
Total Network Equipment	80,482	70,072	10,410	15
Network Integration group:
Europe	106,281	102,141	4,140	4
Total Network Integration	106,281	102,141	4,140	4
Optical Component group:
Americas	67,942	61,907	6,035	10
Europe	6,703	9,335	(2,632)	(28)
Asia Pacific	105,717	80,201	25,516	32
Other regions	8	9	(1)	(11)
Total Optical Components	180,370	151,452	28,918	19
All others	—	9	(9)	(100)
Total	$367,133	$323,674	$43,459	13%

Consolidated revenue for the nine months ended September 30, 2010 increased $43.5 million or 13%, from the comparable period in 2009, due primarily to the $28.8 million, or 19%, revenue increase in the Optical Components segment, the $15.5 million, or 21% increase in the Network Equipment group, and to a lesser extent the $4.1 million, or 4%, increase in the Network Integration segment. These increases include a $4.8 million, or 65%, increase in intersegment sales which are eliminated in consolidation. Revenue would have been $1.0 million higher in the first nine months of 2010 had foreign currency exchange rates remained the same as they were in the first nine months of 2009.

Network Equipment Group. Revenue, including intersegment revenue, generated from the Network Equipment group increased $15.5 million, or 21% for the nine months ended September 30, 2010, from the comparable period of 2009, which was due primarily to a $4.4 million increase in revenue at our Swiss aerospace and defense unit, and to increased demand for our FiberDriver, OptiSwitch, and Media Cross Connect products. Revenue would have been $0.8 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Network Integration Group. Revenue, including intersegment revenue, generated from the Network Integration group increased $4.1 million for the nine months ended September 30, 2010, from the comparable period of 2009, due to a $5.0 million increase in revenue at Alcadon, a $2.4 million increase at Tecnonet, and a $2.1 million increase at Interdata. These revenue increases were partially offset by a $5.4 million decrease in revenue at TurnKey, our Swiss Network Integration company, which had two large customer projects in the first half of 2009. Revenue would have been $2.2 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group. Revenue, including intersegment revenue, generated from the Optical Components group increased $28.8 million, or 19%, for the nine months ended September 30, 2010, from the comparable period of 2009, which was due primarily to a $25.5 million increase in sales in the Asia Pacific Region and to a lesser extent an increase of $6.0 million in the Americas region. These increases were partially offset by a $2.6 million decrease in Europe. Revenue from sales of PON subsystems, for applications in Fiber-to-the-Premises deployments, increased from $89.0 million in the nine months ended September 30, 2009 to $104.2 million in the nine months ended September 30, 2010. Revenue from sales of D/T transceivers increased $12.9 million from $64.1 million during the nine months ended September 30, 2009 to $77.0 million in the first nine months of 2010. Revenue would have been $0.4 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$52,170	$40,520	$11,650	29%	27%
Network Integration group	30,874	29,823	1,051	4	5
Optical Components group	44,362	14,600	29,762	204	202
All others	—	121	(121)	(100)	(100)
	127,406	85,064	42,342	50	49
Corporate unallocated cost of goods sold and adjustments (1)	(339)	94	(433)	(461)	(461)
Total	$127,067	$85,158	$41,909	49%	49%

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

Consolidated gross profit increased $41.9 million, or 49%, for the first nine months of 2010 compared to the first nine months of 2009 due to increases in all three business segments, most significantly an increase of $29.8 million in the Optical Components segment, and an increase of $11.7 million in the Network Equipment segment. The 49% increase in gross profit was due to a combination of a 13% increase in revenue and an improvement in average gross margins from 26% to 35%. The increase in gross margin was due to the Optical Components group, which had a gross margin increase from 9% to 24%, and the Network Equipment group, which had a gross margin increase from 54% to 58%. In addition, the increase in Network Equipment revenue as a percentage of consolidated revenue increased from 23% in the first nine months of 2009 to 25% in the first nine months of 2010 impacted the overall gross margin improvement because the Network Equipment group has higher gross margins than the other segments. Gross profit would have been $0.5 million lower in the first nine months of 2010 had foreign currency exchange rates remained the same as they were in the first nine months of 2009. Gross profit reflects share-based compensation in cost of goods sold of $0.1 million and $0.2 million in the first nine months of 2010 and 2009, respectively.

Network Equipment Group. Gross profit increased $11.7 million for the first nine months of 2010 compared to the first nine months of 2009. The 29% increase in gross profit was due to the 21% increase in revenue, and further increased by an improvement in gross margin from 54% to 58%. The gross margin improvements were primarily in the Optical Communications Systems division. Gross profit would have been $0.5 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Network Integration Group. Gross profit increased $1.1 million for the first nine months of 2010 compared to the first nine months of 2009. The 4% increase in gross profit was due to the 4% increase in revenue and stable average gross margins for the segment. Gross profit would have been $0.3 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Optical Components Group. Gross profit increased $29.8 million for the first nine months of 2010 compared to the first nine months of 2009. The increase was driven by a 19% increase in revenue and an improvement in gross margins from 9% to 24%. Gross margin improved as the result of several factors. Source Photonics recognized increased manufacturing efficiencies as a result of the consolidation of in-house manufacturing in our new factory in Chengdu, PRC, and a significant shift from third party manufacturing services to in-house manufacturing.  In addition, Source Photonics benefited from a shift in product mix as a higher percentage of revenue came from sales of certain D/T transceivers product lines with higher gross margins and from ongoing product cost reduction efforts. Gross profit would have been $0.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Gross profit reflects share-based compensation in cost of goods sold of $0.1 million and $0.2 million in the first nine months of 2010 and 2009, respectively.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

			Favorable/Unfavorable)
Nine months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$43,597	$41,962	$(1,635)	(4)%	(3)%
Network Integration group	19,909	18,922	(987)	(5)	(5)
Optical Components group	34,512	26,691	(7,821)	(29)	(29)
All others	—	1,187	1,187	100	100
	98,018	88,762	(9,256)	(10)	(10)
Corporate unallocated operating expenses and adjustments (2)	9,127	10,651	1,524	14	14
Total	$107,145	$99,413	$(7,732)	(8)%	(7)%

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

Consolidated operating expenses were $107.1 million, or 29% of revenue, in the first nine months of 2010 compared to $99.4 million, or 31% of revenue, in the first nine months of 2009. The increase in operating expenses was due primarily to the $7.8 million increase in operating expense in the Optical Components group, and to a lesser extent to increases in our Network Equipment and Network Integration groups. These increases were partially offset by a decrease of $1.5 million in corporate and unallocated operating expenses attributable to the reduction in general and administrative costs that had been recognized in 2009 related to the restatement of our financial statements, partially offset by $0.9 million of expense related to the separation of our former chief executive officer. Operating expenses would have been $0.6 million lower in the first nine months of 2010 had foreign currency exchange rates remained the same as they were in the first nine months of 2009. Product development and engineering expenses included segment and unallocated corporate share-based compensation of $0.3 million and $0.4 million in 2010 and 2009, respectively. Selling, general and administrative expenses included segment and unallocated corporate share-based compensation of $1.3 million and $1.1 million in the first nine months of 2010 and 2009, respectively.

Network Equipment Group. Operating expenses for the first nine months of 2010 were $43.6 million, or 48% of revenue, compared to $42.0 million, or 56% of revenue, for the first nine months of 2009. The $1.6 million increase in operating expenses was the result of the increase in salary expenses in 2010 related to the reinstatement of salaries that were temporarily reduced in 2009, $0.2 million in bad debt expense, and higher recruiting, severance, and consulting costs in the third quarter. Operating expenses would have been $0.4 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.2 million in 2010 and 2009. Selling, general and administrative expenses included share-based compensation of $0.2 million in 2010 and $0.4 million 2009.

Network Integration Group. Operating expenses for the first nine months of 2010 were $19.9 million, or 19% of revenue, compared to $18.9 million, or 19% of revenue, for the first nine months of 2009. The increase in operating expenses was due to increased sales and marketing costs at each of our European integration business units. Foreign currency fluctuations did not have a significant impact on operating expenses in the network integration segment for the first nine months of 2010 compared to the same period in 2009.

Optical Components Group. Operating expenses for the first nine months of 2010 were $34.5 million, or 19% of revenue, compared to $26.7 million, or 17% of revenue, for the first nine months of 2009. The increase in operating expenses was attributable to the litigation with Finisar for which we took a $3.9 million charge to settle the matter and incurred $1.2 million in legal expenses during the first nine months of 2010, and to a $3.6 million increase in product development and engineering expenses, partially offset by a $1.6 million decrease in sales and marketing expenses. Operating expenses would have been $0.2 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.1 million in 2010 and 2009. Selling, general and administrative expenses included share-based compensation of $0.3 million in 2010 and $0.4 million 2009.

Operating Income (Loss)

The following table summarizes certain operating income (loss) data from our Statements of Operations (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30,	2010	2009	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$8,573	$(1,441)	$10,014	695%	682%
Network Integration group	10,965	10,901	64	1	4
Optical Components group	9,850	(12,091)	21,941	181	181
All others	—	(1,066)	1,066	100	100
	29,388	(3,697)	33,085	895	897
Corporate unallocated and adjustments (1)	(9,466)	(10,558)	1,092	10	10
Total	$19,922	$(14,255)	$34,177	240%	240%

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

Consolidated operating income was $19.9 million in the first nine months of 2010, or 5% of revenue, an increase of $34.2 million from the $14.3 million operating loss in the comparable period of 2009. The increase is due to increases of $21.9 million in the Optical Components segment, and $10.0 million in the Network Equipment segment, partially offset by a decrease of $0.1 million in the Network Integration segment. Operating income was also favorably impacted by the $1.1 million improvement in corporate unallocated and adjustments. Operating income would have been $0.1 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating income (loss) included segment and unallocated corporate share-based compensation expense of $1.7 million and $1.6 million in the first nine months of 2010 and 2009, respectively.

Network Equipment Group. Operating income for the nine months ended September 30, 2010 was $8.6 million, or 9% of revenue, compared to an operating loss of $1.4 million for the comparable period in 2009. This increase in operating income was due to the $11.7 million increase in gross profit. Operating income would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating income (loss) included share-based compensation expense of $0.5 million and $0.6 million in 2010 and 2009, respectively.

Network Integration Group. Operating income for the nine months ended September 30, 2010 was $11.0 million, or 10% of revenue, compared to operating income of $10.9 million, or 11% of revenue, for the comparable period in 2009, a decrease of $0.1 million. The decline in operating income was the result of the $1.0 million increase in operating expenses partially offset by the increase in gross profit. Operating income would have been $0.3 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have significant share-based compensation in 2009 or 2010.

Optical Components Group. Operating income for the nine months ended September 30, 2010 was $9.9 million, or 5% of revenue, compared to an operating loss of $12.1 million for the comparable period in 2009. The improvement in operating income was driven by the increase in gross margins, partially offset by an increase in operating expenses. Operating income would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in the first nine months of 2009. Operating loss included share-based compensation expense of $0.5 million and $0.6 million in 2010 and 2009, respectively.

Interest Expense and Other Income, Net

Interest expense was $2.5 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. We recognized a loss of $1.3 million on foreign currency transactions in 2010 compared to a $0.5 million loss in the first nine months of 2009. Other income for the first nine months of 2010 includes $0.5 million for the settlement of litigation for less than the previously accrued amount. Interest income declined to $0.3 million in 2010 from $0.4 million in 2009 as a result of the decrease in underlying interest-bearing marketable securities.

Income Taxes

The provision for income taxes was $6.7 million and $5.3 million for the nine months ended September 30, 2010 and 2009, respectively. In 2010, we generated more pre-tax income in the jurisdictions where we incur tax expense, particularly in the foreign units within the Optical Components group where higher operating income led to a $0.8 million increase in tax expense. Income tax expense fluctuates based on the amount of income or loss generated in the various jurisdictions where we recognize income taxes are not recording or releasing a valuation allowance.

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

Liquidity and Capital Resources

During the nine-month period ended September 30, 2010, the Company's cash and short-term investments position decreased from $92.5 million to $61.6 million. Our cash inflows included $11.3 million in proceeds from the sale of EDSLan, $3.7 million in proceeds from the sale of our cost-basis investment in Dune Networks, Inc. and $21.2 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, changes in deferred tax assets, and allowance for doubtful accounts. Our cash outflows included $52.6 million in increases in operating assets and liabilities, primarily due to increased accounts receivable and inventory due to higher sales volume, payment of $14.5 million to settle certain litigation including a prepaid license of $10.2 million, and $2.9 million in payments related to the deferred payment obligation from our acquisition of Fiberxon. We also had net borrowings on short-term debt of $9.2 million, excluding $12.3 million of loan maturities repaid with expiring commercial time deposits, and capital expenditures of $11.7 million. See Note 15 to the Financial Statements included in Item 1 of this Form 10-Q for a discussion of the proceeds from the sale of Source Photonics.

Cash and cash equivalents totaled $28.9 million at September 30, 2010 compared to $55.9 million in cash and cash equivalents as of December 31, 2009. The following table summarizes our cash position, which includes cash, cash equivalents, restricted time deposits and short-term marketable securities, and our short-term debt position (dollars in thousands):

	September 30, 2010	December 31, 2009

Cash
Cash and cash equivalents	$28,873	$55,909
Short-term marketable securities	25,861	17,879
Restricted time deposits	6,878	18,680
	61,612	92,468
Short-term debt	52,383	66,088
Cash in excess of debt	$9,229	$26,380
Ratio of cash to debt (1)	1.2	1.4

(1) Determined by dividing total cash by total debt.

Short-term Debt

The following table summarizes our short-term debt (dollars in thousands):

Short-term Debt	September 30, 2010	December 31, 2009	Increase (Decrease)
Source Photonics, Inc.:
Commercial drafts sold with recourse	$—	$9,726	$(9,726)
Lines of credit secured by commercial time deposits	4,660	16,922	(12,262)
Lines of credit secured by accounts receivable	34,751	24,581	10,170
Total short-term debt at Source Photonics	39,411	51,229	(11,818)
Tecnonet, S.p.A.:
Lines of credit secured by accounts receivable	12,564	13,985	(1,421)
Unsecured short-term debt	408	860	(452)
Total short-term debt at Tecnonet	12,972	14,845	(1,873)
Other	—	14	(14)
Total short-term debt	$52,383	$66,088	$(13,691)

The decrease in short-term debt includes $9.7 million related to the maturity of commercial drafts sold with recourse from a major customer of a Source Photonics subsidiary. When we sell notes receivable with recourse, the notes remain in other current assets, and an equivalent obligation is recorded in short-term debt until the customer pays the new note holder of the note. During the nine months ended September 30, 2010, all of the commercial drafts shown on the December 31, 2009 Balance Sheet were paid by the customer resulting in a corresponding decrease in other current assets and short-term debt. The reduction in short-term debt also reflects the maturity of $12.3 million of lines of credit secured by commercial time deposits at Source Photonics. These decreases are partially offset by additional borrowings on the lines of credit secured by accounts receivable. The reduction in short-term debt at Tecnonet reflects an 8% reduction in local currency and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	September 30, 2010	December 31, 2009

Current assets	$316,260	$338,932
Less: Current assets of discontinued operations	—	(42,705)
Current assets from continuing operations	316,260	296,227

Current liabilities	194,447	216,427
Less: Current liabilities of discontinued operations	—	(27,109)
Current liabilities from continuing operations	194,447	189,318
Working capital from continuing operations	$121,813	$106,909
Current ratio from continuing operations (1)	1.6	1.6

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

Contractual Obligations

There were no material changes in our contractual obligations since December 31, 2009 other than the decrease in short-term debt discussed above, and the reduction of the deferred consideration payable of $3.4 million consisting of payments of $2.9 million and a gain from additional settlements of $0.5 million.

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

Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, from time to time we enter into interest rate swap contracts. As of September 30, 2010, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, from time to time we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months. As of September 30, 2010, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with reporting currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. In general, these currencies were stronger against the U.S. dollar for the nine months ended September 30, 2010 compared to the same period last year, so revenue and expenses in these countries translated into more dollars than they would have in 2009. For the nine months ending September 30, 2010, we had approximately:

•$70.8 million related to cost of goods and operating expenses settled in euros;
•$18.2 million related to cost of goods and operating expenses settled in Swedish kronor;
•$22.0 million related to cost of goods and operating expenses settled in Swiss francs;
•$63.8 million related to cost of goods and operating expenses settled in Taiwan dollars;
•$58.6 million related to cost of goods and operating expenses settled in Chinese renminbi; and
•$36.3 million related to cost of goods and operating expenses settled in Israeli new shekels.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the year to date period in 2010, our costs would have increased to approximately:

•$77.9 million related to cost of goods and operating expenses settled in euros;
•$20.1 million related to cost of goods and operating expenses settled in Swedish kronor;
•$24.2 million related to cost of goods and operating expenses settled in Swiss francs;
•$70.2 million related to cost of goods and operating expenses settled in Taiwan dollars;
•$64.5 million related to cost of goods and operating expenses settled in Chinese renminbi; and
•$39.9 million related to cost of goods and operating expenses settled in Israeli new shekels.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands). Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

	September 30, 2010	December 31, 2009

U.S. dollars	$11,333	$24,825
Euros	9,659	17,403
Chinese renminbi	2,238	8,265
Swiss Francs	3,955	2,259
Taiwan dollars	367	433
Norwegian kronor	155	688
Swedish kronor	232	823
Israeli new shekels	693	836
Other	241	377
Total cash and cash equivalents	$28,873	$55,909

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

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims are asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints are based on facts disclosed in our press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints seek to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In April 2010, the parties to the securities class action lawsuits filed a stipulation and agreement of settlement of $10 million with the court which was preliminarily approved. The settlement amount was covered by our director and officer insurance policies pending final approval by the court in November 2010. The Company and plaintiffs in the federal and California state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims. Motions to dismiss the defendants in both the federal and state derivative lawsuits have been heard and certain defendants and claims have been dismissed from the state lawsuit. The judge in the federal derivative lawsuit is expected to rule on the motions heard in his court within the next 60 days.

Fiberxon Acquisition Litigation

In March 2009, we filed a complaint against former executives, directors and stockholders of Fiberxon, Inc., in the Superior Court of Los Angeles County, California, seeking to recover damages in excess of the $31.5 million of potential deferred consideration to be paid in connection with our purchase of Fiberxon in July 2007. We entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, the Company has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, are entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, we agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, stockholders holding 67% of the former shares have elected to participate in this portion of the settlement. Three former stockholders who owned approximately 12% of the former Fiberxon did not participate in the second portion of the settlement and have initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $1.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. We are further aware that a fourth former stockholder who owned approximately 15% of the former Fiberxon and who also did not participate in the second portion of the settlement initiated a substantially similar lawsuit against MRV, Source Photonics, LLC and related parties in Beijing, PRC, alleging a claim for approximately $2.0 million. However, none of the parties have yet been served in this lawsuit. In connection with the sale by MRV of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. in October 2010, MRV agreed to indemnify the buyer against certain litigation, including these actions.

Finisar Corporation v. Source Photonics, Inc.

In January 2010, Finisar Corporation filed a complaint against MRV, Source Photonics, Inc., Oplink Communications, Inc., and NeoPhotonics Corporation in the U.S. District Court for the Northern District of California alleging that each defendant's optical transceiver products infringe Finisar patents and seeking unspecified monetary damages, up to treble the amount of actual damages, plus attorneys' fees, costs and interest.  In September 2010, MRV, Source Photonics, Inc. and Finisar entered into a settlement in which each of the parties released each other from certain liabilities in connection with the litigation, and agreed to dismiss the case and terminate a related arbitration proceeding. Pursuant to the settlement agreement, Source Photonics paid a license fee to Finisar in the amount of $14.5 million for a fully paid-up license through December 31, 2015 for patents at issue, and Source Photonics granted a license to Finisar of certain Source Photonics patents through December 31, 2015. The Company estimates that the portion of the $14.5 million attributable to past damages is approximately $3.9 million, and the remaining portion is related to the prepaid license.

The results of any litigation are inherently uncertain, and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 1A.    Risk Factors

The following risk factors and other information included in this Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected and the trading price of our Common Stock could decline.
Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the optical communications and network infrastructure industries.
We operate in the optical communications and network infrastructure industries. These industries are cyclical and subject to rapid change and evolving industry standards. From time to time, these industries and the markets in which we operate have experienced significant downturns, such as the most recent global downturn. These downturns are characterized by decreases in product demand, excess customer inventories, accelerated erosion of prices, and may be interspersed with or followed by significant and temporary increased demand in products. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations, and may cause difficulty in predicting demand and short-term production needs. In addition, during these downturns some competitors become more aggressive in their pricing practices, which may adversely impact our product gross margins. Any downturns in the optical communications and network infrastructure industries may be severe and prolonged or intermittent, and any failure of these industries or the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The optical communications and network infrastructure industries also periodically experience increased demand and production capacity constraints, which may affect our ability to ship products in a timely manner and may cause delivery time penalties. Accordingly, our operating results may vary significantly as a result of the general conditions in the optical communications and network infrastructure industries, which could cause large fluctuations in our stock price.
        Many other factors have the potential to significantly impact our business, such as concerns about inflation and deflation, deterioration in credit availability due to the global economic downturn, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts. Historically, our business does not come from the end-customer directly, and we have experienced growth patterns that are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of our customers' growth followed by periods of under-shipment before the volatility abates as our customers adjust their inventory levels. Given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or recovery, worldwide, in the optical communications and network infrastructure industries or in the markets in which we operate. If the economy or markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.
Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of our future performance. Our operating results could fluctuate significantly from quarter to quarter and year to year.
        Our operating results for a particular quarter are difficult to predict. Our revenue, gross margins and operating results could fluctuate substantially from quarter to quarter and from year to year as a whole, and within our business segments. This could result from any one or a combination of factors such as:

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
Competition is ever increasing, which could reduce our revenue and gross margins or cause us to lose market share.
        The communications industry is intensely competitive, and we must continually provide new products while dealing with increased price competition from low-cost producers in Asia or elsewhere. Our direct competitors in networking products, switches and routers generally include: ADVA Optical Networks, Compagnie Financière Alcatel-Lucent, Allied Telesis Holdings KK, Brocade Communications Systems, Ciena Corporation, Cisco Systems, Inc., Extreme Networks, Huawei Technologies Inc., Nortel Networks Corporation and Raritan, Inc.
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
        The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful acquisition, development, introduction and market acceptance of new and enhanced products organically or inorganically that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent that customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer.
        During the years ended December 31, 2009 and 2008, research and development expenses accounted for eight percent of revenues. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:
•changing product specifications and customer requirements;
•difficulties in hiring and retaining necessary technical personnel;
•difficulties in reallocating engineering resources and overcoming resource limitations;
•difficulties with contract manufacturers;
•changing market or competitive product requirements; and
•unanticipated engineering complexities.
        The acquisition or development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver to customers products that are highly reliable, operate with their existing equipment, lower their costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business.
Our products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which may cause us to incur significant costs, divert our attention from product development efforts or damage our reputation and cause us to lose customers.
        Our products are complex and undergo internal quality testing and qualification as well as formal qualification by our customers. However, defects may be found from time to time. Our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, including among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty period has expired or for problems not covered by warranty in order to maintain customer relationships. We believe that our warranty reserves adequately address our potential exposure to liability for warranty claims. Our warranty reserves are based on historical return rates, our average material costs incurred to repair items, including labor costs. The warranty reserves are evaluated and adjusted based on updated actual experience.
        In addition, certain of our data networking products are typically embedded in, or deployed in conjunction with, our customers' products, which incorporate a variety of components and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, cause significant customer relation problems or loss of customers, and harm our reputation and brand, any of which could materially and adversely affect our business.

Although we were profitable on a consolidated basis for the last four quarters, we have not achieved profitability on a consolidated basis for a full fiscal year since 2004 and may not achieve profitability in the future.
        Although we were profitable on a consolidated basis for the last four quarters, we reported net losses for 2005 through 2009. We anticipate continuing to incur significant product development, sales and marketing and general and administrative expenses and, as a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in future fiscal quarters and years. In 2009, we incurred additional significant charges related to the investigation and restatement of our financial statements, as well as expenses related to a proxy contest for the 2009 election of directors. We may not be successful in our efforts to contain expense levels and increase revenue levels and we may not attain profitability on a sustained basis or at all.
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
        As of December 31, 2009, amounts due from a customer of our Network Integration group exceeded 10% of gross accounts receivables, and accounted for 26% of gross trade receivables on a combined basis. No single customer exceeded 10% of gross accounts receivables at December 31, 2008. While our financial performance benefited from substantial sales to this customer, because of the magnitude of sales to the customer, our results would suffer if we were to lose their business. Additionally, if that customer made a substantial reduction in orders, or if significant customers switched OEMs to a company that were not our customer, our results of operations would suffer unless we were able to replace the customer or orders with one or more customers of comparable size.
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
If we fail to forecast component and material requirements accurately, we could incur additional costs or experience manufacturing delays.
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
        We use our facilities in California, Massachusetts and Israel for major product design and development and customer support, and we manufacture products at our facilities in California, Taiwan and Israel. The risk of earthquakes in Southern California and Taiwan is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994 and September 1999, major earthquakes near Chatsworth, California and in Taiwan, respectively, affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facilities did not suffer material damage and our business was not materially disrupted by these earthquakes, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including wildfires and other fires, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities in Southern California, Taiwan and Israel subjects us to increased risk that a natural disaster could disrupt our operations.
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
        We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by foreign, local, state and federal law. We believe we are compliant in all material respects with applicable environmental regulations in the United States, Taiwan and Israel. However, any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities and we may need to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We cannot provide assurance that legal requirements will not be imposed on us that would require additional capital expenditures or the satisfaction of other requirements. If we fail to obtain required permits or otherwise fail to operate within current or future legal requirements, including those applicable to us in the United States, Taiwan and Israel, we may be required to pay substantial penalties, suspend our operations, or make costly changes to our manufacturing processes or facilities.
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
        International sales are a significant part of our business. The following table summarizes the percentage of total revenues from sales to customers outside the United States for the last three years on a pro forma basis eliminating the effect of the sale of Source Photonics, Inc. and Source Photonics Santa Clara, Inc.:

	Years ended December 31,
	2009	2008	2007
Percentage of revenues from international sales	70%	63%	65%
        We have offices and facilities in, and conduct a significant portion of our operations in and from Israel, Italy, France, Sweden, Switzerland and Taiwan. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency exchange rate fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	potentially adverse tax consequences, increasing taxes, and heightened efforts by officials of foreign countries to increase revenues from tax collection;

•	unavailability or delays in delivery of equipment, raw materials or key components;

•	trade restrictions, tariff increases and increasing import-export duties;

•	shipping delays;

•	limited protection of intellectual property rights;

•
tightening immigration controls that may adversely affect the residency status of our engineers and other key employees in our U.S. facilities who are not permanent residents of the United States, or our ability to hire new non-U.S. employees in our U.S. facilities; and

•	increasing foreign environmental regulation or unforeseen environmental problems.
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
        The majority of our sales are currently denominated in U.S. dollars. As we conduct business in several different countries, we have been negatively affected by sales made in currencies other than the U.S. dollar in 2010 because of the strength of the U.S. dollar relative to the currencies in which these sales have been made. Further, fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. We currently do not have any hedging or swap agreements in place. However, where possible, we attempt to denominate sales in countries in which we do business in the local currency which reduces foreign exchange rate exposure to some degree. We could incur losses from our lack of hedging activities in the future. In addition, inflation or fluctuations in currency exchange or interest rates in any of the countries that we do business could increase our operating expenses and thereby adversely affect our results of operations.
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
        We may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:
•acquire businesses or technologies;
•enhance our operating infrastructure;

•hire additional technical, sales and other personnel;
•make investments in capital equipment, facilities and technology;
•expand our manufacturing facilities;
•fund our working capital requirements; or
•otherwise respond to competitive pressures.
        If we raise additional funds through the issuance of Common Stock or convertible securities, the percentage ownership of our stockholders could be significantly diluted. In addition, we restated our financial statements in 2008 and were delinquent in our annual and quarterly filings until the filing of our 2009 Form10-K. This means that we will not be able to register securities in the 12 months following that filing pursuant to a Form S-3 registration statement, and would need to use the more time-consuming and costly registration statement on Form S-1.
        If our cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely affected. For example, our ability to raise financial capital may be hindered due to our previous net losses and the possibility of future negative cash flow. We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to conduct acquisitions, fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures, could be significantly limited.
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
We are involved in intellectual property disputes from time to time as part of doing business in the optical communications and network infrastructure industries, which could divert management's attention, cause us to incur significant costs, and prevent us from selling or using the challenged technology.
        Participants in the optical communications and network infrastructure markets in which we sell our products have experienced litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. In addition, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights, and there can be no assurance that we will be successful in our defense and, even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Any lawsuit that we may become party to, regardless of its success, may be time-consuming and expensive to resolve and divert technical and management time and attention. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition. Further, we have agreed to indemnify the buyer of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. for three years from the date of closing regarding any intellectual property claims that arise from allegations of intellectual property rights violations that occur prior to the closing. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products, or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all.
We are involved in various class action securities and derivative litigation due to past stock option practices,

and the related restatement of our prior financial results.
        In connection with our past stock option grant practices, we have been subjected to a number of ongoing stockholder lawsuits. In addition, a number of our current and former directors and officers were also named in the lawsuits. A description of the litigation is set forth in Item 1 "Legal Proceedings" in Part II of this Form 10-Q. As a result of this litigation, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) private litigation relating to our restatement or option grant practices; (ii) indemnification obligations for our former and current directors, officers and employees related to the litigation; (iii) additional significant costs in effectuating on-going or additional remediation actions; and (iv) diversion of the time and attention of members of our management and our Board of Directors from the management of our business.
We are involved in other lawsuits and legal proceedings, and have agreed to indemnify the buyer of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. for claims arising from allegations occurring prior to the closing.
        We are involved in various lawsuits, disputes and claims, arising in the ordinary course of business, and have agreed to indemnify the buyer of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. for 15 months for claims arising from allegations occurring prior to the closing that are not related to intellectual property. These suits or actions may raise complex factual and legal issues and are subject to uncertainties. Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits. Plaintiffs (or defendants who counterclaim) may seek unspecified damages or injunctive relief, or both. Although we carry product liability insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products. Adverse results to any lawsuits, disputes or claims may harm our business and have material adverse effects on our results of operations, liquidity or financial position, any or all of which could adversely affect our stock price.
Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
        We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and found one material weakness due to our restatement of our 2009 Form 10-K. Further, last year we completed a restatement of our financial statements, and in our Annual Report on Form 10-K for the year ended December 31, 2008, which we did not file until October 8, 2009, we had reported two material weaknesses for the year then ended, and another that had been remediated during 2008. If we fail to maintain the internal controls we have recently implemented or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose further confidence in our reported financial information, and there could be a material adverse effect on our stock price.
The loss of key management could negatively affect our business.
        Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depends, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the optical communications and network infrastructure industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. We are dependent upon Dilip Singh, our Chief Executive Officer, and other executive officers and general managers of our various global business units. In many positions, we do not have succession plans, and the loss of the services of these officers could have a material adverse effect on our operations. If we do not attract necessary team members to operate our business and provide for adequate retention and succession planning, our business could be materially adversely affected.
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
Significant receivables are due for sale of Source Photonics, Inc. and Source Photonics Santa Clara, Inc., and our financial position would be detrimentally affected if we had to pursue our legal remedies against the buyer and/or its guarantors.
           On October 26, 2010, MRV sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. to an entity owned and controlled by affiliates of Francisco Partners for cash proceeds of approximately $117.8 million as well as the assumption of debt less a payment directly to Source Photonics, Inc. for certain items.  The cash proceeds are payable in three installments, and the first payment occurred the day after closing. The remaining two payments of $60.0 million and approximately $17.8 million are due on or before 25 and 60 days, respectively, from the date of closing. Although two Francisco Partners funds, Francisco Partners II (Cayman), L.P. and Francisco Partners Parallel Fund II, L.P., have separately entered into a limited guarantee with the Company to guarantee the payment of the purchase price by buyer under the purchase agreement, MRV would be detrimentally affected if the buyer was late in its payments or did not make one or both of the remaining two payments at all and MRV had to pursue its legal remedies to ensure payment by the buyer or the guarantors, if a remedy can be obtained at all.
Because this Form 10-Q contains forward-looking statements, it may not prove to be accurate.
        This Form 10-Q and other Company releases and filings with the SEC may contain forward-looking statements. We generally identify forward-looking statements using words like "believe," "intend," "expect," "may," "should," "plan," "project," "contemplate," "anticipate," "target," "estimate," "foresee," "goal," "likely," "will" or similar statements. Because these statements reflect our current views concerning future events, they involve risks, uncertainties and assumptions, including the risks and uncertainties identified in this report. Actual results may differ significantly from the results discussed in these forward-looking statements. We do not undertake to update any forward-looking statements or risk factors to reflect future events or circumstances.

Item 6.    Exhibits

(a)    Exhibits

No.	Description

10.1
Settlement and Cross License Agreement, effective as of September 10, 2010, by and among the Company, Source Photonics, Inc. and Finisar Corporation (incorporated by reference from Exhibit 10.1 of Form 8-K filed on September 13, 2010)

10.2
Cooperation Agreement on Overseas Refinancing of China Construction Bank, dated September 30, 2010, by and between Source Photonics (Chengdu) Company Limited and China Construction Bank (incorporated by reference from Exhibit 10.1 of Form 8-K filed on October 6, 2010

10.3	Letter Agreement, dated October 11, 2010, between the Company and Mary Jane Gruninger (incorporated by reference from Exhibit 10.1 of Form 8-K filed on October 12, 2010)

10.4	Letter agreement, dated October 25, 2010, by and between Near Margalit and Source Photonics, Inc. (incorporated by reference from Exhibit 10.1 of Form 8-K filed on October 29, 2010)

10.5
Stock Purchase Agreement, dated as of October 26, 2010, by and among Magnolia Source B.V., Source Photonics, Inc., Source Photonics Santa Clara, Inc. and the Company (incorporated by reference from Exhibit 10.1 of Form 8-K filed on November 1, 2010)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2010.

MRV COMMUNICATIONS, INC.

By: /s/ Dilip Singh
Dilip Singh
Chief Executive Officer
Principal Executive Officer

By: /s/ Chris King
Chris King
Chief Financial Officer
Principal Financial Officer