Form 10-K
period 2010-12-31
MRV COMMUNICATIONS INC
filed 2011-03-16
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from t o
Commission file number 001-11174
_____________________________________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2010 as reported on the Pink Sheets was $194,501,000. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 9, 2011 — 157,556,966.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MRV Communications, Inc.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2010

FORWARD LOOKING STATEMENTS AND FACTORS THAT MIGHT AFFECT FUTURE RESULTS
This Annual Report on Form 10-K for the year ended December 31, 2010 ("Form 10-K"), contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as "expects," "anticipates," "intends," "potential," "estimates," "believes," "should," "will," "would" and words of similar import.
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
In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by MRV or any other person that the objectives or plans of the Company will be achieved or that any of MRV's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in Item 1A "Risk Factors" of this Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-K. MRV undertakes no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents MRV files from time to time with the Securities and Exchange Commission ("SEC"), and the cautionary statements contained in any press releases where we provide forward-looking information.
Except where the context otherwise requires, for purposes of this Form 10-K, "we," "us," and "our," refer to MRV Communications, Inc. and its consolidated subsidiaries; and "shares" refers to our Common Stock, $0.0017 par value.

PART I

Item 1.    Business.
Company Background
MRV, through our business units, is a global provider of optical communications network infrastructure equipment and services to a broad range of telecom concerns, including multinational telecommunications operators, local municipalities, cable multiple system operators ("MSOs"), corporate and consumer high speed Internet service providers, and data storage and cloud computing providers. As a single source provider of routing, Ethernet and optical transport equipment and services, we can provide our customers with integrated network management, cost effective equipment and network integration services expertise. MRV can also help our customers effectively manage all aspects of their evolving network architecture.
We operate in two reporting segments. Our Network Equipment group includes three business units: our Optical Communications Systems division, ("OCS"), Creative Electronic Systems SA ("CES"), and Appointech, Inc. ("Appointech"). Our Network Integration group includes four business units: Alcadon MRV AB ("Alcadon"), Interdata, Tecnonet S.p.A. ("Tecnonet"), and MRV Switzerland AG ("TurnKey").

•	Network Equipment:

◦	Optical Communications Network Infrastructure Equipment and Services: MRV serves as an end-to-end provider of optical communications network infrastructure equipment and services.

▪
OCS is based in the U.S. and provides solutions that enable access, transport, aggregation, and management of various communications traffic for fixed line, cable and mobile communications networks leveraging both direct and channel sales through MRV's Integration group and third party channel partners. As of December 31, 2010, OCS had 320 employees.

▪
CES is based in Switzerland and is a designer and manufacturer of complex high-performance avionics, defense and communications boards, sub-systems and complete systems for flight computers, mission computers, radars, ground stations, data acquisition systems, as well as test and support equipment. As of December 31, 2010, CES had 92 employees.

▪
Appointech is based in Taiwan and provides high quality designs and cost-effective manufacturing capabilities of fiber optic modules for the fiber-optic communication industry. As of December 31, 2010, Appointech had 18 employees.

◦
Optical Carrier Ethernet Access: MRV's significant global expertise includes real life deployments and a cost-optimized portfolio providing flexible, cost effective, and complete solutions serving both business Ethernet and mobile backhaul services markets. MRV is recognized as a leader in innovative Carrier Ethernet demarcation and transport devices for service providers. MRV has a long history of supplying integrated access solutions to the fiber optic and Ethernet markets. MRV's Metro Ethernet solution enables service providers to deliver carrier-class optical transport and Carrier-Ethernet services to business over all fiber infrastructures.

◦
Optical Transport and WDM: For over 20 years, MRV has been providing innovative and award winning optical transport solutions to the market. From simple media conversion to high-end reconfigurable optical add-drop multiplexer ("ROADM") optical transport, MRV has been delivering solutions for a broad range of optical communications applications serving enterprises, carriers and service providers, and education and government entities. MRV's optical transport solutions address the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network edge. With the integration of WDM and Ethernet packet functionality, MRV is delivering the next generation packet optical transport solutions.

◦
Network Infrastructure management: MRV Infrastructure management solutions complement our optical communications products and enable focused solutions for network monitoring and lab automation. MRV's test management and automation products are designed to increase the efficiency in the test lab environment enabling more tests in less time with fewer resources. Remote control and management of cable topologies, lab devices, power distribution and optimize the lab for responsiveness and best use of capital expenditures.

•	Network Integration:

◦
With first class equipment, hardware and software offerings, the Network Integration group provides end-to-end solutions including consulting, installation and support and managed services for fixed line, cable and mobile communications networks. Through several European subsidiaries, MRV offers integration of optical networks, architecture and network security and Voice over Internet Protocol, or VoIP. Leveraging the latest technology, MRV provides our customers with high value-added solutions to meet the challenges of the market. Offerings include infrastructure management, call service centers and cloud computing services, mobile and IP communications, network optimization and managed services.

▪
Alcadon is a Swedish supplier of a wide range of optical communication equipment and passive products (copper/fiber) from leading global manufacturers including MRV’s OCS division, test instruments and tools, technical support and training serving the Scandinavian market. As of December 31, 2010, Alcadon had 42 employees.

▪
Interdata is a French supplier of a wide range of optical communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including infrastructure, broadband optical networks, mobile and IP communications, network security, network integration and optimization serving the western European market. As of December 31, 2010, Interdata had 84 employees.

▪
Tecnonet is an Italian supplier of a wide range of optical communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration and optimization serving the Italian market. As of December 31, 2010, Tecnonet had 135 full-time employees and 50 temporary employees.

▪
TurnKey is the operating name of MRV Switzerland AG, MRV’s Swiss Network Integration company. Turnkey acts as general contractor for installation of telecommunication and computer network infrastructure and network integration for government and institutional customers. TurnKey also provides network integration, support, hosting and co-location services for enterprise customers. As of December 31, 2010, TurnKey had 33 employees.

MRV was organized in July 1988 as MRV Technologies, Inc., a California corporation. In April 1992, MRV reincorporated in Delaware and changed the company name to MRV Communications, Inc.
On October 26, 2010, we sold all of the issued and outstanding capital stock of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together, "Source Photonics"). Source Photonics, together with Appointech, another small business unit, previously made up our Optical Components group, which was a third reporting segment. Following the disposition of Source Photonics, we have moved Appointech to the Network Equipment group. The historical financial information in this Form 10-K has been reclassified to reflect Source Photonics as a discontinued operation and to reflect Appointech in the Network Equipment group for all periods presented.
Industry Background
Telecommunications networks are evolving to support the demand for mobile and high-bandwidth applications such as mobile video services, Internet Protocol video services, or IP-video, peer-to-peer networking, and content-rich, transactional websites. The growth in these applications and services is driving the need for additional bandwidth capacity in many portions of the world's networks. To meet this demand, our customers are upgrading their networks with new optical communications systems and products to increase capacity and increase efficiency with an increased focus on lower total cost of access and transport.
Our products and services address the carrier Ethernet and wavelength division multiplexing, or WDM, optical transport markets, which could provide new opportunities for growth as businesses migrate to Ethernet from legacy technologies such as frame relay, and Digital Subscriber Line, or DSL. Ethernet is the predominant technology in Local Area Networks, or LANs. Metro Ethernet refers to a network based on the Ethernet standard, which covers a metropolitan area and is a common way for telecommunications service providers to connect subscribers and businesses to the Internet. Ethernet networks are deployed by telecommunications service providers because of the lower cost of ownership and the ability to offer high bandwidth with solid reliability. We are building upon over 20 years of optical innovation and 10 years of experience in carrier-class Metro Ethernet as we participate in the next phase of Ethernet services growth.
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

•
Residential consumers are increasingly using data intensive applications such as interactive gaming, IPTV, video on demand, video downloads, video-rich content, social networking, and user-generated content such as peer-to-peer file sharing.

•
Business demand is growing due to the increase in applications and data shared across the enterprise, content-rich websites, the growing adoption of software-as-a-service, and IP-based voice and video communications such as video conferencing and VoIP services.

•	Mobile communications continue to grow, while smart phones and other handheld devices are becoming more advanced with bandwidth-intensive applications.
On January 19, 2011, market research firm ComScore, Inc. reported that a record 36.0 billion videos were viewed online in the United States during the month of December 2010, compared to 33.2 billion videos viewed in December 2009, an increase of approximately 8.4 percent year-over-year. ComScore also noted that over 85 percent of the U.S. audience viewed online video. In a June 2010 report, the Cisco Visual Networking Index projected that global IP traffic will increase by a factor of four from 2009 to 2014. In order to keep up with increased traffic and video demand, service providers will have to continue to improve and expand their carrier Ethernet network infrastructures. In an April 23, 2010 report, Infonetics Research, Inc. forecasts global carrier Ethernet Equipment manufacturer revenue to grow from $21.6 billion in 2009 to over $32.3 billion in 2014.
Traditional telecommunications service providers continue to generate the majority of their revenue from selling traditional voice communications services to consumers and businesses although their revenues may be declining due to competition. Telecommunications service providers are trying to offset any declines in voice revenues by increasing the number of services offered through their networks, such as video applications and other bandwidth intensive data applications. MSOs utilizing hybrid fiber coaxial networks offer voice and data services as competitive alternatives to telecommunications service providers' offerings. Emerging carriers, both regional and those trying to build a national footprint, are offering advanced services based on new and more advanced network infrastructures than the established telecommunications service providers' networks.
To offer new services, telecommunications service providers are investing in increasing the capacity and functionality of their access and metro networks. They are building high-capacity optical networks closer to consumers' homes, business customers and cellular towers to increase the bandwidth capacity and provide scalable and reliable fiber-optic infrastructure. These access networks have the ability to deliver a range of advanced services, such as on-demand high-definition video services, cloud computing, data center disaster recovery, mobility and triple play voice and Internet services.
In addition to investing in access networks, telecommunications service providers need to increase the data capacity of their metro networks and enhance the intelligence, flexibility and efficiency of their networks. As a result, they are investing in optical transport to maximize network utilization as user needs and service offerings change over time. According to the Infonetics report, sales of WDM modules are expected to grow from $2.8 billion in 2009 to $4.9 billion in 2014. WDM uses multiple optical wavelength channels on the same fiber to offer increased data capacity. The WDM multi-channel architecture supports the flexibility to manage, upgrade, and enhance the network on a per-channel basis as requirements change.
Service providers not only utilize vendors for purchasing network equipment, but also seek assistance with network maintenance, network building and network planning and design. An Infonetics report published on April 23, 2010 noted that the global market for service provider outsourcing to vendors is expected to grow from $49 billion in 2009 to $72 billion in 2014, driven primarily by service providers’ need to cut operating expenses through outsourcing.
Generally, moderately improved economic conditions worldwide resulted in an increased demand throughout 2010. This improvement has positively impacted our revenues and operating results. In 2009, our customers took a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments and lengthening sales cycles. In 2010, our customers resumed investments in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. We believe in our long-term market opportunities, but we are uncertain for how long the aftereffects of the economic downturn will continue, or if any recovery will be more than temporary, and how our customers will interpret and react to market conditions. Predicated on our improved 2010 results in comparison to 2009, we continue to believe that the end markets are strong and will continue to recover as general global economic conditions stabilize.
Markets Served
MRV primarily serves the following markets:
Telecommunications Service Providers
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
Cable Operators/Multiple System Operators
Our customers include leading cable and multiple system operators in the United States and internationally. These customers rely upon us for a wide range of products including carrier-grade, optical Ethernet transport and switching equipment. Our networking products allow our cable operator customers to integrate voice, video and data applications over a converged packet-optical infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, VoIP, video on demand, broadband data services and services for enterprises.
Network Equipment Manufacturers
Our network equipment manufacturer customers incorporate our infrastructure management and automation products to increase the efficiency in the test lab environment enabling more tests in less time with fewer resources.
Enterprise/Educational Institutions
Our enterprise customers include small to large commercial organizations from every industry with information technology ("IT") requirements, including end users in the healthcare, financial, retail, industrial and technology industries, as well as schools and universities. We offer equipment and services focused on key enterprise applications including data center connectivity, LAN consolidation and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using private fiber infrastructure or external service provider networks. We also enable our enterprise customers to meet increasing demand for high availability, globalization, and the spread of IT to distributed branches, by preventing unexpected downtime and improving the safety, security and availability of their IT infrastructure.
Government
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
Major Customers
As of December 31, 2010 and 2009, amounts due from Telecom Italia S.p.A., a Network Integration group customer, exceeded 10% of our gross accounts receivables. Revenues from FastWeb S.p.A., a Network Integration group customer, exceeded 10% of our revenues in both 2010 and 2009.

Products and Services
We provide integrated secure network equipment and services connecting analog and digital data, voice, and video within buildings and across private networks located in multiple buildings such as college and corporate environments, and in metropolitan and regional long-haul networks. Our products and services include:

•	Optical transport products;

•	Carrier Ethernet products;

•	Infrastructure management products; and

•	Network integration and services.
Optical Transport Products
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
Optical transport networks enable high-bandwidth video, voice and data services by providing efficient fiber optimization, redundancy, distance extension, media conversion and security. Optical transport refers to the transmission of data signals as light pulses, driven by either a laser or light emitting diode, through a fiber optic cable. One of the more common techniques utilized for fiber optimization is wavelength-division multiplexing, or WDM, in which each signal or channel is carried over a different wavelength. Each wavelength is multiplexed and passed through a single optical fiber to the receiving end, where the signals are then separated by wavelength.
MRV's optical transport portfolio addresses the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network optical edge enabling access, metro and long-haul optical communications. With the integration of WDM and Ethernet packet functionality, MRV is delivering advanced packet-optical transport solutions. MRV’s best-of-breed optical transport proposition provides a scalable and flexible optical transport solution with robust and simplified system architecture from entry level access platforms to high-end solution that can support up to 160 wavelengths for a maximum transport capacity of 6.4 Tbps per fiber pair.
LambdaDriver® is OCS’s premiere optical transport system for building high-performance enterprise access, metropolitan carrier and long haul transport networks. The LambdaDriver is a multi-functional, compact, modular WDM system that supports both dense and coarse wavelength division multiplexing and coarse wavelength division multiplexing technology. LambdaDriver also serves as a packet optical transport system by integrating Carrier Ethernet connection-oriented services and reconfigurable OADM for automated optical mesh topologies with wavelength-level switching. The LambdaDriver series can support data rates from 8 Mbps up to 40 Gbps with future upgrade-path to 100 Gbps.

The Fiber Driver® optical multi-service product line provides a full range services demarcation, media conversion, signal repeating and fiber-optimization solutions, including coarse and dense WDM capabilities. Both managed and unmanaged solutions are available, including rack-mount, modular systems and desktop systems. The Fiber Driver line includes several families of products with the flexibility for any type of optical or copper technology, covering virtually every protocol in use in networking today. With a power consumption of 3W - 5W per 10Gbps interface, the Fiber Driver optical multiservice platform consumes 20% - 30% less power than competing optical transport systems. In testing using the TEEER power efficiency standard, the Fiber Driver achieved a rating up to 9.84 out of 10, making it one of the highest efficiency optical networking systems on the market.
Carrier Ethernet Products
Ethernet service growth is driven by the fact that many organizations seek to reduce their wide area network costs. Customers and service providers get a better per-bit cost for Ethernet services and enjoy the scalability over fiber optic network. The maturity of Carrier Ethernet technology and massive infrastructure changes from legacy to next generation packet network requires highly intelligent demarcation and first mile aggregation equipment to serve both wireline and wireless services.

OCS's OptiSwitch® family is an award-winning line of compact carrier Ethernet switching platforms that range from the OptiSwitch 9000 metro Ethernet aggregation products to the OS900 demarcation series. OptiSwitch products offer service providers a full suite of carrier-grade Ethernet services along with high-availability, enhanced quality of service, security, TDM circuit emulation and Ethernet operation, administration and maintenance ("OAM") support. This full suite of OAM tools creates flexible service awareness and rigid SLAs. OptiSwitch products meet IEEE, ITU, IETF standards and MEF specifications, offering complete control to simplify deployment and management while maintaining full interoperability and visibility into customer and provider networks.
Out-of-Band Networking Products
OCS's Media Cross Connect ("MCC") family of products provides Layer 1 protocol-independent, transparent switching at speeds up to 10.7 Gbps. It supports a wide range of interface types enabling customized solutions for test lab or data center testing. Once wired to the various devices and test equipment, the MCC provides remote reconfiguration of test topologies. Capital expenses can be reduced by sharing expensive test equipment among users. As the cornerstone of full test automation, the MCC offers operational efficiency with the reduction of test time, minimized configuration errors and simplified yet accurate repeatability of tests.
Out-of-band LX Series
An out-of-band network leveraging our LX product line provides secure remote service port access and remote power control to devices in an organization's networks and infrastructures, including data centers, remote sites, and test labs. Rich security and management features are supported, in addition to distributed clustering, sophisticated automation capabilities, very strong encryption, and U.S. government FIPS 140-2 security certification.
Other Networking Products
Through our Swiss subsidiary CES, we provide networking products for aerospace, defense and other applications such as voice and cellular communication. Our aerospace and defense network products apply real-time data acquisition technology allowing high-speed transaction processing for flight test validation and simulation systems. These products provide in-flight parameter recording systems in military and commercial aircraft. We also provide:

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
Network Integration and Services.
Our products perform critical networking tasks and are typically used in conjunction with network equipment manufactured by other vendors. We believe that pre-sales engineering and post-sales support services help reduce cost of ownership, support business goals and promote customer loyalty. Accordingly, we provide a broad range of service offerings including pre-sale network design, consultation, site-surveys, on-site installation, and network integration. Post-sales support includes in-warranty as well as out-of-warranty repair and on-site maintenance. Our services include a choice of technical support services including around-the-clock response. In certain European countries, we provide network system design, integration and distribution services that include products manufactured by third-party vendors, as well as MRV-branded products developed and manufactured by OCS. These services are provided by our European-based operating units.
Worldwide Sales and Marketing
As of December 31, 2010, our worldwide sales and marketing organization consisted of over 200 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries involved in the sales and distribution of our products, providing system installation, technical support, and follow-up services to end users of our products. Through the field sales offices, we sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. Outside the United States, we conduct operations in Argentina, Australia, Belgium, Canada, France, Germany, Hungary, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore,

Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.
Additionally, our offices in France, Italy, Norway, Sweden and Switzerland sell and market our products along with other products manufactured by third-party vendors, supplied as part of our network integration and distribution services. These operations provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that collaborating with successful third-party vendors in certain areas helps to provide growth opportunities beyond the targeted applications of our product lines.
We employ various methods, such as public relations, advertising, and trade shows in an effort to build awareness of our products and to establish our corporate MRV brand name, as well as MRV Optical Communications Systems, and those of our European-based operating subsidiaries, including Alcadon, CES, Interdata and Tecnonet. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities concentrated around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media and attendance at various trade shows worldwide throughout the year.
Competition
The communications equipment industry is intensely competitive. We compete directly with a number of established and emerging networking companies. Most of our competition in the Network Integration group comes from other regional service providers in those markets.
Our direct competitors in networking products, switches, routers and media converters generally include: ADVA Optical Networks, Alcatel-Lucent, BATM Advanced Communications, BTI Systems, Inc., Canoga Perkins Corp., Ciena Corporation, Cisco Systems, Inc., Cyan Optics, Inc., ECI Telecom Ltd., Ekinops SYS, Ericsson, Extreme Networks, Fujitsu Limited, Huawei Technologies Inc., Nokia Siemens Networks BV, Omnitron Systems Technology, Inc., Optelian, RAD Data Communications, Ltd., Tellabs, Inc., Transition Networks and Transmode.
Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.
We believe the principal competitive factors in the markets in which we compete include:

•	Product performance, features, quality and price;

•	A comprehensive range of complementary products and services;

•	Customer service and technical support;

•	Lead and delivery times;

•	Timeliness of new product introductions;

•	Global presence, including distribution network;

•	Conformance to standards; and

•	Brand name recognition.
Product Development and Engineering
We believe that in order to maintain our technological competitiveness and to serve our customers better, we must enhance our existing products and continue to develop new products. Accordingly, our Network Equipment group focuses a significant amount of resources on product development and engineering. Product development and engineering expenses were $21.8 million, $22.7 million, and $22.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Financial information for each of the principal segments for revenues, measures of profit or loss and total assets, and breakdown by geographic regions are included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplemental Data" of this Form 10-K.

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
Employees
As of December 31, 2010, MRV employed 743 full-time employees. Of these employees, 279 were in manufacturing, 153 were in product development and engineering, and 311 were in sales, marketing and general administration. Of these employees, 567 work in locations outside the United States. None of our employees are represented by a union or governed by a collective bargaining agreement.
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
Internet Access to Our Financial Documents
We maintain a website at www.mrv-corporate.com. We make available on our website, free of charge, reports and proxy statements that we electronically file with or furnish to the SEC. We make the reports available on our website as soon as reasonably practicable after filing or furnishing such reports to the SEC. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available directly through the SEC's website at www.sec.gov.

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
Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the network equipment and integration industries.

We operate in the network equipment and integration industries. From time to time, these industries and the markets in which we operate have experienced significant downturns, such as the most recent global downturn. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices, and may be interspersed with or followed by significant and temporary increased demand in products. Further, these industries are cyclical and subject to rapid change and evolving industry standards. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations, and may cause difficulty in predicting demand and short-term production needs. In addition, during these downturns some competitors become more aggressive in their pricing practices, which may adversely impact our product gross margins. Any downturns in the network equipment and integration industries may be severe and prolonged or intermittent, and any failure to fully recover from downturns of these industries or the markets in which we operate could seriously impact our revenue and harm our business, financial condition and results of operations. The network equipment and integration industries also periodically experience increased demand and production capacity constraints, which may affect our ability to ship products in a timely manner and may cause delivery time penalties. Accordingly, our operating results may vary significantly as a result of the general conditions in the network equipment and integration industries, which could cause large fluctuations in our stock price.

Many other factors have the potential to significantly impact our business, such as concerns about inflation and deflation, deterioration in credit availability due to economic downturns or instability on a local or global level, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts. Historically, our business does not come from the end-customer directly, and we have experienced growth patterns that are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of our customers' growth followed by periods of under-shipment before the volatility abates as our customers adjust their inventory levels. Given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or recovery, worldwide, in the network equipment and infrastructure industries or in the markets in which we operate. If the economy or the markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales to delivery cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.

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

•
price reductions that we make, such as marketing decisions that we have made in the past to reduce the price for our products in an effort to secure new customers or to provide competitive bulk discounts;

•
decreases in average selling prices of our products which result from factors such as overcapacity and market conditions, the introduction of new and more technologically advanced products, and increased sales discounts;

•	the relative success of our efforts to continually reduce product manufacturing costs;

•	our introduction of new products, with initial sales at relatively small volumes with resulting higher production costs, and the rate of market acceptance of the products;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	the timing of capital spending of our customers;

•	currency fluctuations;

•	the ability of our customers to pay for our products;

•	general economic conditions; and

•	changes in conditions specific to our business segments.

       Moreover, the volume and timing of orders we receive during a quarter are difficult to forecast. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. We may also expend significant management effort, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Further, our customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below these forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us even after acceptance of orders. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed, and collection is considered reasonably assured. Our expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, our operating results could be materially adversely affected.

        We expect revenue and gross margins generally and for specific products and services to continue to fluctuate from quarter to quarter and year to year. Changes in service gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of support service contract initiations and renewals. It is possible that, in future periods, our results of operations will be below the expectations of public market analysts and investors. This failure to meet expectations could cause the trading price of our Common Stock to decline. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could, by association, cause our stock price to decline.

Competition is ever increasing, and we face additional challenges when entering into new markets which could reduce our revenue and gross margins or cause us to lose market share.

        The network equipment and integration industries are intensely competitive, and we must continually provide new products while dealing with increased price competition from low-cost producers in Asia or elsewhere. We are further looking to expand our provision of services, and the markets in which we currently offer our products and services. These efforts expose us to additional competition and will likely increase demands on our service and support operations. Our direct competitors in networking products, switches, routers and media converters generally include: ADVA Optical Networks, Alcatel-Lucent, BATM Advanced Communications, BTI Systems, Inc., Canoga Perkins Corp., Ciena Corporation, Cisco Systems, Inc., Cyan Optics, Inc., ECI Telecom Ltd., Ekinops SYS, Ericsson, Extreme Networks, Fujitsu Limited, Huawei Technologies Inc., Nokia Siemens Networks BV, Omnitron Systems Technology, Inc., Optelian, RAD Data Communications, Ltd., Tellabs, Inc., Transition Networks and Transmode.

        Many of our competitors have significantly greater financial, technical, marketing, distribution, sales and customer support organizations and other resources and larger installed customer bases than we have. Our competitors continually introduce new competitive products, and may be able to devote greater resources to the development, promotion, sale and support of their products. They may also be able to leverage their buying power with vendors to give them preferential treatment in delivery of high-demand products in times of supply constraint. Many of our larger competitors offer customers broader product lines, which provide a more comprehensive networking solution than we provide. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, several of our competitors have large market capitalizations, have substantially larger cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines and give them a strategic advantage. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services, and we have begun a new focus on consolidating purchasing programs globally to improve our purchasing power with vendors.

        Additional competitors may enter the market, and we are likely to compete with new companies in the future. Companies competing with us may introduce products that are more competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented, and may be able to react more quickly to changing customer requirements and expectations. There is also the risk that other network system vendors may enter or re-enter the subsystem market and begin to manufacture in-house the networking subsystems incorporated into their network systems. We also expect to encounter potential customers that, because of existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced or negative margins or loss of market share in our markets.

Our markets are subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

        The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful acquisition or development, organically or inorganically of new and enhanced products that address these changes and other customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent that customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer.

        During the years ended December 31, 2010 and 2009, research and development expenses accounted for eight percent and nine percent of revenues, respectively. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

Our products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which may cause us to incur significant costs, divert our attention from product development efforts, or damage our reputation and cause us to lose customers.

        Our products are complex and undergo internal quality testing and qualification as well as formal qualification by our customers. However, defects may be found from time to time. Our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, including among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty period has expired or for problems not covered by warranty in order to maintain customer relationships. We believe that our warranty reserves adequately address our potential exposure to liability for warranty claims. Our warranty reserves are based on historical return rates, and our average material costs incurred to repair items, including labor costs. The warranty reserves are evaluated and adjusted based on updated actual experience.

        In addition, certain of our networking products are typically embedded in, or deployed in conjunction with, our customers' products, which incorporate a variety of components and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, cause significant customer relation problems or loss of customers, and harm our reputation and brand, any of which could materially and adversely affect our business.

Although we were profitable on a consolidated basis in the year ended December 31, 2010, we had not achieved profitability on a consolidated basis for several years prior to that, and may not achieve profitability in the future.

        Although we were profitable on a consolidated basis in the year ended December 31, 2010, we reported net losses for 2005 through 2009. We expect to continue to incur significant product development, sales and marketing and general and administrative expenses, and costs related to improving manufacturing efficiency. As a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in the future. In 2008 and 2009, we incurred additional significant charges related to the investigation and restatement of our financial statements, and in 2009, we incurred expenses related to a proxy contest for the election of directors. In 2010 we incurred charges related to a settlement of outstanding patent litigation with Finisar Corporation. We may not be successful in our efforts to contain expense levels and increase revenue levels, and we may not attain profitability on a sustained basis or at all.

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

We do not have many long-term volume purchase contracts with our customers, so our customers may increase, decrease, cancel or delay their purchasing levels at any time with minimal advance notice to us, which may significantly harm our business.

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

        From time to time we enter into contracts with certain customers in which the price we charge for particular products is fixed. Although our estimated production costs for these products are used to compute fixed sales prices, if actual production costs exceed the estimated production costs because of our inability to obtain needed components timely, or at all, or we cannot continue to cut costs in production and have incrementally decreased future fixed prices, we may incur a loss on the sale. Sales of material amounts of products on a fixed price basis, for which we have not accurately forecast the production costs, could have a material adverse effect on our results of operations.

A few customers account for a substantial portion of our sales, increasing both our dependence on a few revenue sources and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

        One customer of our Network Integration group accounted for 17%, 15% and 10% of revenue in the years ended December 31, 2010, 2009 and 2008, respectively. While our financial performance benefited from substantial sales to this customer, because of the magnitude of sales to the customer, our results would suffer if we were to lose its business. Additionally, if that customer, or other significant customers made a substantial reduction in orders our results of operations would suffer unless we were able to replace the customer or orders with one or more customers of comparable size.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

        As of December 31, 2010, MRV had federal, state and foreign net operating losses, or NOLs, of $176.5 million, $156.8 million and $88.7 million, respectively. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income, may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited.

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

        We use rolling forecasts based on anticipated product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. If we overestimate our component and material requirements, we may have excess or obsolete inventory, which may not get used or have to be discounted to eliminate. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our revenue.

Our business and future operating results may be adversely affected by events outside of our control.

        We use our facilities in California, Massachusetts and Israel for major product design and development and customer support, and we manufacture products at our facilities in California, Taiwan and Israel. The risk of earthquakes in Southern California and Taiwan is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994 and September 1999, major earthquakes near Chatsworth, California and in Taiwan, respectively, affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facilities did not suffer material damage and our business was not materially disrupted by these earthquakes, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including wildfires and other fires, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities subjects us to increased risk that a natural disaster could disrupt our operations.

        Although we believe our insurance coverage is adequate to address the variety of potential liabilities we face, our insurance coverage is subject to deductibles and coverage limits. Upon an occurrence of a significant natural disaster, or manmade problems such as computer viruses, civil war, terrorism, blackout or disruptions to the economies of the United States and other countries, such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations could be significantly disrupted, delayed or prevented for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy, and result in significant expenses for repair and related costs. In addition, concerns about an outbreak of epidemic diseases such as avian or swine influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and result in adverse consequences to our business and results of operations.

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

        In addition, we could face significant costs and liabilities in connection with legislation which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, and disclosure related to the origin of certain raw materials used in our products. This includes the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union and the People's Republic of China ("PRC"). Many of our customers have adopted this approach and have required our full compliance. Even though we have devoted a significant amount of resources and effort planning and executing our compliance program and believe that we are in compliance with such legislation, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience loss of revenue, damaged reputation, diversion of resources, monetary penalties and legal action. Other environmental regulations may require us to re-engineer our products to utilize components that are more environmentally compatible. Such re-engineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

Our business and future operating results are subject to a wide range of uncertainties arising out of the international nature of our operations and facilities.

        International sales accounted for 79%, 79%, and 77% of revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

We have offices and facilities in, and conduct a significant portion of our operations in and from, France, Israel, Italy, Sweden, Switzerland and Taiwan. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:

•	ensuring compliance with local regulations and laws in each country and locality in which we do business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency exchange rate fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	potentially adverse tax consequences, increasing taxes, and heightened efforts by officials of foreign countries to increase revenues from tax collection;

•	unavailability or delays in delivery of equipment, raw materials or key components;

•	trade restrictions, tariff increases and increasing import-export duties;

•	shipping delays;

•	limited protection of intellectual property rights;

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

        Our interest income and expense is impacted by fluctuations in interest rates. Changes in foreign exchange rates impact us in four ways. Several of our foreign business units have a functional currency other than the U.S. dollar. The amount of revenue, expenses, assets and liabilities measured in U.S. dollars is impacted by changes in exchange rates. Our revenues and profits have been negatively affected in 2010 because of the strength of the U.S. dollar relative to the currencies in which these business units report their results. Further, fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. The proportion of our costs incurred in various currencies varies from the proportion of revenues denominated in that currency which may materially impact our gross margins. Some of our accounts receivable, cash balances, accounts payable, credit lines, and other assets and liabilities are denominated in currencies other than the related business unit's functional currency. Increases or decreases in the expected amount of cash flow result in foreign exchange gains or losses which impact our profitability. We currently do not have any hedging or swap agreements in place other than intra-quarter currency hedges at one of our subsidiaries. Where possible, we attempt to denominate sales in countries in which we do business in the local currency, to match the proportion of cost and revenues transacted in each currency, and to match the assets and liabilities held in each currency which helps to reduce foreign exchange rate exposure to some degree. We could incur losses from our hedging activities or our lack of hedging activities in the future. In addition, inflation or fluctuations in currency exchange or interest rates in any of the countries that we do business could increase our operating expenses and thereby adversely affect our results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences. We could suffer losses from corrupt or fraudulent business practices.

        We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. We have implemented and maintained preventative measures, but cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We have significant cash reserves due to the sale of Source Photonics, but we may not be able to deploy our current cash reserves in a profitable manner, and if additional capital resources are desired, we may not be able to obtain capital on favorable terms, if at all.

        We have significant cash reserves due to the sale of Source Photonics. We may not be able to find suitable opportunities to reinvest the cash, which would adversely impact our return on capital, or we may make investments that do not yield the expected returns. If we deploy a substantial portion of the cash reserves, we may need additional financing to execute on our current or future business strategies, including to:

•	acquire businesses or technologies;

•	make investments in capital equipment, facilities and technology in order to grow organically;

•	improve our operating and manufacturing infrastructure; or

•	otherwise respond to competitive pressures.

Our ability to raise financial capital in the future may be hindered due to our previous net losses and the possibility of future negative cash flow. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to conduct acquisitions, make organic investments in our businesses, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures, could be significantly limited.

If we fail to protect our intellectual property, we may not be able to compete.

        We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot assure you that our pending patent and trademark applications will be approved, that any patents or trademarks that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Specifically there is a risk of poor enforcement of intellectual property rights in the PRC, where the validity, enforceability and scope of protection of intellectual property is uncertain and still evolving. Policing unauthorized use of proprietary technology is difficult and expensive. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable competitors, especially in PRC, to benefit from our technologies without paying us any royalties. Enforcing our intellectual property rights or resolving intellectual property disputes may involve litigation. Any of this kind of litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.

We are involved in intellectual property disputes from time to time as part of doing business in the network equipment industry, which could divert management's attention, cause us to incur significant costs, and prevent us from selling or using the challenged technology.

        Participants in the network equipment markets in which we sell our products have experienced litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others, and we have been involved in litigation matters regarding intellectual property right claims of others in the past. In addition, we may be a party to litigation to protect our intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights, and there can be no assurance that we will be successful in our defense and, even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Any lawsuit that we may become party to, regardless of its success, may be time-consuming and expensive to resolve and divert technical and management time and attention. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition. Further, we have agreed to indemnify the buyer of Source Photonics for three years from the date of closing regarding any intellectual property claims that arise from allegations of intellectual property rights violations that occur prior to the closing. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products, or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all.

We are involved in various derivative litigations due to past stock option practices, and the related restatement of our prior financial results.

        In connection with our past stock option grant practices, we, and a number of our current and former directors and officers, have been subjected to a number of ongoing stockholder lawsuits. A description of the litigation is set forth in Item 1A. "Legal Proceedings" of this Form 10-K. As a result of this litigation, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) private litigation relating to our restatement or option grant practices; (ii) indemnification obligations for our former and current directors, officers and employees related to the litigation; (iii) additional significant costs in effectuating on-going or additional remediation actions; and (iv) diversion of the time and attention of members of our management and our Board of Directors from the management of our business.

We are involved in other lawsuits and legal proceedings, and have agreed to indemnify the buyer of Source Photonics for claims arising from allegations occurring prior to the closing.

        We are involved in various lawsuits, disputes and claims, arising in the ordinary course of business, and have agreed to indemnify the buyer of Source Photonics for 15 months from the date of sale for claims arising from allegations occurring prior to the closing that are not related to intellectual property. Our indemnification obligations extend to three years from closing for intellectual property claims. These suits or actions may raise complex factual and legal issues and are subject to uncertainties. Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits. Plaintiffs (or defendants who counterclaim) may seek unspecified damages or injunctive relief, or both. Although we carry product liability insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products. Adverse results to any lawsuits, disputes or claims may harm our business and have material adverse effects on our results of operations, liquidity or financial position, any or all of which could adversely affect our stock price.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

        We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and found no material weaknesses for the year ended December 31, 2010. However, we had one material weakness due to our restatement of our Annual Report on Form 10-K for the year ended December 31, 2009. In our Annual Report on Form 10-K for the year ended December 31, 2008, which we did not file until October 8, 2009, we had reported two material weaknesses for the year then ended, and another that had been remediated during 2008 due to the restatement of our financial statements. If we fail to maintain the internal controls we have recently implemented or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, or as our business changes, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose further confidence in our reported financial information, and there could be a material adverse effect on our stock price.

The loss of key management could negatively affect our business.

        Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depends in large part on our ability to attract and retain qualified personnel. Competition for executives and highly-qualified engineers in the network equipment and infrastructure industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. We are dependent upon Dilip Singh, our Chief Executive Officer, and other executive officers and general managers of our various business units, especially in places where personal relationships are a significant part of a business transaction. We do not have succession plans in every key position, and the loss of the services of these officers could have a material adverse effect on our operations. If we do not attract necessary team members to operate our business and provide for adequate retention and succession planning, our business could be materially adversely affected.

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

        Our Common Stock was delisted from trading on the NASDAQ Global Market in August  2009. At present, the OTC "Pink Sheets" is the only public market where investors can trade our Common Stock. The Pink Sheets is an inter-dealer electronic quotation and trading system that provides significantly less liquidity and daily trading volume than a national securities exchange or automated quotation system. Quotes for stocks included in the Pink Sheets are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, and the lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

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

Item 2.    Properties.
Our properties consist of leased and owned facilities for product development, manufacturing, sales, support, and administrative operations. We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise, we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms subject to force majeure conditions. For additional information regarding obligations under operating leases, see Note 10 to the Consolidated Financial Statements located in Item 8 of this Form 10-K.

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

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints were based on facts disclosed in our press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints sought to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10 million settlement agreement, which was covered by our director and officer insurance policies.

Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters. The Company and plaintiffs in the federal and state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims.

Fiberxon Acquisition Litigation

In July 2007, we purchased Fiberxon, Inc., and the purchase agreement included possible post-acquisition obligations on MRV. We filed an affirmative lawsuit in the California Superior Court in March 2009 against a) former stockholders, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million, and b) certain former executives, directors and stockholders of Fiberxon, Inc., alleging fraud and other claims. We entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, the Company has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, we agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, stockholders holding 67% of the former shares have elected to participate in this portion of the settlement.

We maintained the California Superior Court action with four remaining defendants, and in December 2010, the court issued a default judgment against them in the amount of $57.4 million, jointly and severally, for the tort causes of action alleged in MRV's complaint, and ordered that MRV shall have no further obligations under the merger agreement including the deferred payment obligations. The defendants have submitted pleadings with the court to set aside the default judgment. We are currently evaluating the enforceability of this judgment against the defendants who likely may not reside or have assets in the United States. Further, in 2010, four former stockholders who owned approximately 27% of the former Fiberxon and did not participate in the second portion of the settlement, initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $3.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. In December 2010, two of the plaintiffs with claims of approximately $0.8 million, voluntarily withdrew their suits without prejudice. In connection with the sale by MRV of Source Photonics in October 2010, we agreed to indemnify the buyer against certain litigation, including these actions.

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

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock was traded on the NASDAQ Global Market under the symbol "MRVC" until June 16, 2009. MRV is currently trading on the OTC Pink Sheets. Over-the-counter quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low sales prices for the periods indicated:

	High	Low
Year Ended December 31, 2010
First quarter ending March 31	$1.35	$0.70
Second quarter ending June 30	$1.60	$1.15
Third quarter ending September 30	$1.45	$1.15
Fourth quarter ending December 31	$1.89	$1.28
Year Ended December 31, 2009
First quarter ending March 31	$0.80	$0.24
Second quarter ending June 30	$0.70	$0.31
Third quarter ending September 30	$1.00	$0.41
Fourth quarter ending December 31	$0.98	$0.65
As of March 9, 2011, the closing price of our Common Stock was $1.70 per share, and there were approximately 2,600 stockholders of record.
No Dividends
The payment of dividends on our Common Stock is within the discretion of our Board of Directors. We have not paid cash dividends on our Common Stock and the Board of Directors does not expect to declare cash dividends on the Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities
The following table sets forth information regarding our repurchases of our Common Stock during the fourth quarter of 2010:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced share repurchase programs	Approximate dollar value that may yet be purchased under the program (in thousands) (1)
October 1, 2010 to October 31, 2010	614,700	1.35	614,700	8,751
November 1, 2010 to November 30, 2010	177,900	1.36	177,900	8,506
_____________________________

(1)
On September 13, 2010, we publicly announced that the Board of Directors of the Company approved a repurchase of shares of Common Stock of the Company in an amount up to $10,000,000 under a stock repurchase program operated in accordance with the requirements of Rule 10b-18 under the Exchange Act. The program expires on December 31, 2011.

Equity Compensation Plans
The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option plans as of December 31, 2010.

Plan Category	Number of securities issuable upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,925,368	$1.88	7,162,061
Equity compensation plans not approved by security holders (2)	5,945,244	$2.21	—
Total	11,870,612	$2.04	7,162,061
_____________________________

(1)
Includes shares underlying options granted or available for grant under the 2007 Omnibus Incentive Plan (the "Omnibus Plan") and one of its predecessors, the 1997 Incentive and Nonstatutory Stock Option Plan.

(2)
Includes (a) a grant of 1,750,000 options to our Chief Executive Officer, Dilip Singh, on his July 1, 2010 hire date, (b) options to purchase shares that MRV assumed that are not pursuant to a plan when MRV acquired Fiberxon effective July 1, 2007 and (c) shares underlying options or awards granted under the following plans prior to the adoption of the 2007 Omnibus Plan:

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
Upon adoption of the Omnibus Plan, no further shares were available for future grants of options or warrants under the 1997 Incentive and Nonstatutory Stock Option Plan and the plans set forth in the bulleted paragraphs above in footnote (2), including shares that became and become available as a consequence of the cancellation or forfeiture of outstanding options granted under such plans, and all such available shares were rolled into, and become available for, future grants of options and other awards under the Omnibus Plan.

Performance Graph
The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2005, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MRV Communications, Inc., the NASDAQ Composite Index,
and The RDG SmallCap Technology Index
_____________________________________________
*    $100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	2005	2006	2007	2008	2009	2010
MRV Communications, Inc.	100.00	172.68	113.12	37.56	34.63	87.32
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
RDG SmallCap Technology	100.00	109.12	100.08	49.10	71.26	91.02

Item 6.    Selected Financial Data.
        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.
        The following selected balance sheet data as of December 31, 2010 and 2009 and selected statement of operations data for each of the three years in the period ended December 31, 2010, are derived from our audited financial statements included in Item 8 of this Form 10-K. The selected balance sheet data as of December 31, 2008, 2007 and 2006 and selected statement of operations data for the years ended December 31, 2007 and 2006 are derived from the financial statements contained in MRV's 2008 Annual Report on Form 10-K.
On October 26, 2010, we sold all of the issued and outstanding capital stock of our wholly-owned subsidiary Source Photonics, which was part of our Optical Components group. We have reclassified the historical financial results of Source Photonics as discontinued operations in all periods presented. The historical results do not necessarily indicate results expected for any future period.

	Year ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenues	$263,911	$242,334	$271,692	$240,318	$209,483
Cost of sales	151,110	144,053	165,355	155,186	128,303
Gross profit	112,801	98,281	106,337	85,132	81,180
Operating expenses:
Product development and engineering	21,788	22,732	22,882	21,371	20,288
Selling, general and administrative	77,150	79,305	89,299	75,504	67,486
Impairment of goodwill and other intangibles	1,226	—	6,372	—	52
Total operating expenses	100,164	102,037	118,553	96,875	87,826
Operating income (loss)	12,637	(3,756)	(12,216)	(11,743)	(6,646)
Other income (expense), net	(3,002)	23,298	1,647	(4,993)	1,799
Income (loss) from continuing operations before income taxes	9,635	19,542	(10,569)	(16,736)	(4,847)
Provision for income taxes	2,661	4,167	3,195	2,938	4,007
Income (loss) from continuing operations	6,974	15,375	(13,764)	(19,674)	(8,854)
Income (loss) from discontinued operations, net	43,806	(13,975)	(109,341)	155	1,700
Net Income (loss)	50,780	1,400	(123,105)	(19,519)	(7,154)
Less:
Net income (loss) attributable to noncontrolling interests, continuing operations	2,089	1,757	40	(531)	125
Net income attributable to noncontrolling interests, discontinued operations	—	47	59	106	104
Net income (loss) attributable to MRV	$48,691	$(404)	$(123,204)	$(19,094)	$(7,383)
Net income (loss) from continuing operations attributable to MRV	$4,885	$13,618	$(13,804)	$(19,143)	$(8,979)
Net income (loss) from discontinued operations attributable to MRV	$43,806	$(14,022)	$(109,400)	$49	$1,596
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.03	$0.09	$(0.09)	$(0.14)	$(0.07)
From discontinued operations	$0.28	$(0.09)	$(0.70)	$—	$0.01
Net income (loss) attributable to MRV per share — basic (1)	$0.31	$—	$(0.78)	$(0.14)	$(0.06)
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.03	$0.09	$(0.09)	$(0.14)	$(0.07)
From discontinued operations	$0.28	$(0.09)	$(0.70)	$—	$0.01
Net income (loss) attributable to MRV per share — diluted (1)	$0.31	$—	$(0.78)	$(0.14)	$(0.06)
Basic weighted average shares	157,569	157,547	157,323	140,104	120,902
Diluted weighted average shares	158,423	157,665	157,323	140,104	120,902

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Selected Balance Sheet Data:
Cash and cash equivalents	$141,569	$41,544	$56,362	$65,236	$89,677
Working capital	192,756	122,669	111,648	130,243	168,328
Total assets	326,866	400,819	392,886	499,400	343,952
Total long-term liabilities	9,393	7,322	9,272	7,616	30,295
Additional paid-in capital	1,410,234	1,405,015	1,403,663	1,399,630	1,285,877
Accumulated deficit	(1,200,352)	(1,249,043)	(1,248,639)	(1,125,435)	(1,106,341)
Total stockholders' equity	221,101	177,070	171,811	294,716	191,705
_________________________________

(1)	Amounts may not add due to rounding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K. The following discussion and analysis is organized as follows:

•	Overview

•	Critical Accounting Policies

•	Recently Issued Accounting Standards

•	Currency Rate Fluctuations

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements
Overview
We supply communications equipment and services to carriers, governments and enterprise customers, worldwide. We conduct our business along two principal segments: (a) the Network Equipment group; and (b) the Network Integration group. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income (loss). Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.
On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. EDSLan was part of our Network Integration segment. We recognized a loss related to the write down of the assets of EDSLan to their net realizable value in 2009.
On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. Inc. (together “Source Photonics"). We recognized a gain of $37.5 million in 2010 on the sale of Source Photonics. We have reclassified the historical results of EDSLan and Source Photonics as discontinued operations in this Form 10-K for all periods presented. Accordingly, the related assets and liabilities of EDSLan and Source Photonics have been classified as assets and liabilities from discontinued operations in the Balance Sheet and their net income or loss has been classified as income or loss from discontinued operations. See Note 3 "Discontinued Operations" to the Financial Statements in Item 8 of this Form 10-K for further discussion.
Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan, Turkey, and the United Kingdom. For the years ended December 31, 2010, 2009 and 2008, foreign revenues constituted 79%, 79% and 77%, respectively, of our total revenues. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.
In 2009, our customers took a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments and lengthening sales cycles. In 2010, our customers resumed investments in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. This improvement has positively impacted our revenues and operating results.
During 2010, we substantially improved the Balance Sheet primarily through the sale of Source Photonics which provided net proceeds of $110.5 million and eliminated $32.9 million in short-term debt. As demand for our products and services recovered in 2010 after a weak 2009, we grew revenues by 9% and brought the operating margin from a negative 2% in 2009 to 5% in 2010 with six of our seven business units delivering operating income and corporate expenses reduced by 21%. At the end of 2010, we had $156.9 million in cash and cash equivalents, short term marketable securities and restricted time deposits, $18.0 million in short-term debt, and $176.5 million in U.S. federal net operating loss carryforwards. We may divest of additional business units in 2011 and expect to reinvest some or all of our cash reserves in the near future in expansion of, or acquisitions within, our existing business units, acquisitions of additional business units, or repurchases of our common stock.

Critical Accounting Policies
Our discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). We follow accounting standards set by the Financial Accounting Standards Board ("FASB") to ensure we consistently report our financial condition, results of operations, and cash flows in conformity with GAAP. References to GAAP issued by the FASB in this Form 10-K is to the FASB Accounting Standards of Codification ("ASC").
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
Revenue Recognition
MRV's major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.
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
Allowance for Doubtful Accounts
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
Inventory Reserves
We make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record an adjustment to the cost basis equal to the difference between the cost of the inventory and the estimated net realizable market value. This adjustment is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated market value of our inventory below previous estimates, we would make further adjustments in the period in which we make such a determination and record a charge to cost of sales. The reserve includes estimates for excess quantities and obsolete inventory. If changes in our projections of current demand indicate that the reserve should be higher or lower, the change in the reserve is recorded as a charge or credit to cost of sales.
Goodwill and Other Intangibles
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
Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company's market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. See Note 4 "Goodwill" to the Financial

Statements in Item 8 of this Form 10-K for further discussion.
Share-Based Compensation
We determine the fair value of stock options and warrants using the Black-Scholes valuation model as permitted under ASC 718 Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 13 "Share-Based Compensation" to the Financial Statements in Item 8 of this Form 10-K for further discussion.
Income Taxes
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
Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona and the Israeli new shekel. For the year ended December 31, 2010, approximately 69% of revenues and 41% of operating expenses were incurred at subsidiaries with a functional currency other than the U.S. dollar. In general, these currencies, excluding the Swiss franc, were weaker against the U.S. dollar for the year ended December 31, 2010, compared to the year ended December 31, 2009, so revenues and expenses in these countries translated into fewer dollars than they would have in the prior period. The Swiss franc was stronger against the U.S. dollar for the year ended December 31, 2010 compared to the year ended December 31, 2009, so revenues and expenses at our Swiss subsidiaries translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

Results of Operations
The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

Management Discussion Snapshot Years ended December 31:	2010		2009		2008
	$	% (1)	$	% (1)	$	% (1)
Revenue (2)	$263,911	100%	$242,334	100%	$271,692	100%
Network Equipment group	125,950	48	105,977	44	126,978	47
Network Integration group	151,275	57	143,345	59	153,278	56
All others	—	—	310	0	241	0
Gross profit (3)	112,801	43	98,281	41	106,337	39
Network Equipment group	71,884	57	57,097	54	67,825	53
Network Integration group	41,116	27	40,933	29	38,301	25
All others	—	—	190	61	143	59
Operating expenses (4)	100,164	38	102,037	42	118,553	44
Network Equipment group	59,680	47	58,564	55	68,918	54
Network Integration group	28,905	19	27,112	19	31,905	21
All others	—	—	1,643	530	1,920	797
Operating income (loss) (3) (4)	12,637	5	(3,756)	(2)	(12,216)	(4)
Network Equipment group	12,204	10	(1,467)	(1)	(1,093)	(1)
Network Integration group	12,211	8	13,821	10	6,396	4
All others	—	—	(1,453)	(469)	(1,777)	(737)
___________________________________

(1)
Consolidated Statements of Operations data express percentages as a percentage of consolidated revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue.

(2)	Revenue information by segment includes intersegment revenue reflecting sales of network equipment to the Network Integration group.

(3)	Consolidated gross profit data reflects adjustments for intersegment eliminations.

(4)	Consolidated operating expenses include corporate unallocated operating expenses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenue
The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$125,950	$105,977	$19,973	19%	18%
Network Integration group	151,275	143,345	7,930	6	9
All others	—	310	(310)	(100)	(100)
	277,225	249,632	27,593	11	12
Adjustments (1)	(13,314)	(7,298)	(6,016)	82	82
Total	$263,911	$242,334	$21,577	9%	10%
_______________________________

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Revenues for 2010 increased $21.6 million, or 9%, due primarily to a $20.0 million, or 19%, increase in Network Equipment, and a $7.9 million, or 6%, increase in Network Integration, partially offset by a $6.0 million, or 82%, increase in intersegment revenues from the Network Equipment group to the Network Integration group, which are eliminated in consolidation. Revenue would have been $3.4 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009, primarily in the Network Integration group.
Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group increased $20.0 million, or 19%, in 2010, with year-over-year growth each quarter. Our OCS division had 19% growth led by the Americas regions. The growth was led by sales of our Media Cross Connect and OptiSwitch product lines, which grew by 109% and 93%, respectively. Media Cross Connect sales benefited from the introduction of our new High Speed Media Cross Connect chasis with a 10.7 Gbps backplane. The growth in OptiSwitch was driven by the substantial increase in mobile backhaul investments during 2010 as well as by the growth of Carrier Ethernet in the mobile backhaul market. CES, our Swiss aerospace and defense unit, grew revenue by 18%. Revenue would have been $1.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.
The following table summarizes Network Equipment revenue by geographical region (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$56,063	$47,010	$9,053	19%
Americas, excluding the United States	8,916	4,203	4,713	112
Europe	37,696	39,760	(2,064)	(5)
Asia Pacific	9,879	7,682	2,197	29
Other regions	82	294	(212)	(72)
Total external sales	112,636	98,949	13,687	14
Sales to Network Integration group:
Europe	13,314	7,028	6,286	89
Total intersegment sales	13,314	7,028	6,286	89
Total Network Equipment revenue	$125,950	$105,977	$19,973	19%

Network Integration Group.    Revenue generated from the Network Integration group increased $7.9 million, or 6% in 2010. Revenue growth was driven by a $7.9 million increase at Alcadon, primarily due to strong sales of OptiSwitch, a $3.8 increase at Tecnonet, and a $2.3 million increase at Interdata. These revenue increases were partially offset by a $6.0 million decrease in revenue at TurnKey, our Swiss Network Integration company, which had two large customer projects in 2009 which did not continue in 2010. All revenue in the Network Integration group was generated in Europe. Revenue would have been $4.7 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Gross Profit
The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$71,884	$57,097	$14,787	26%	24%
Network Integration group	41,116	40,933	183	0	2
All others	—	190	(190)	(100)	(100)
	113,000	98,220	14,780	15	15
Intersegment adjustments (1)	(199)	61	(260)	(426)	(426)
Total	$112,801	$98,281	$14,520	15%	15%
_________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated gross profit.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Gross profit increased $14.5 million due to the $21.6 million increase in revenues combined with the increase in average gross margin from 41% to 43%. The improvement in average gross margins was due to an improvement in gross margins in the Network Equipment group combined with the increase in the proportion of revenues contributed by the Network Equipment group, and the increase in intersegment sales, partially offset by a decrease in gross margins in the Network Integration group. Foreign currency exchange rates did not have a material impact on the consolidated gross profit as the impact in the Network Equipment group was offset by the impact in the Network Integration group. Gross profit reflects share-based compensation in cost of sales of $49,000 and $0.1 million in 2010 and 2009, respectively.
Network Equipment Group.    The $14.8 million, or 26% increase, in gross profit for the Network Equipment group was due to a 19% increase in revenue combined with an improvement in average gross margin from 54% to 57%. The improvement in average gross margin is due to improved margins at both OCS and CES. OCS margins improved due to a favorable change in product mix as well as an increase in the proportion of revenues from the Americas regions. CES margins improved due to an increase in service revenues and a decrease in inventory reserve charges. Gross profit would have been $0.8 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Gross profit reflects share-based compensation in cost of sales of $47,500 and $0.1 million in 2010 and 2009, respectively.
Network Integration Group.    Gross profit for the Network Integration group increased $0.2 million. The increase was driven by a 6% increase in revenues, partially offset by a decline in average gross margins from 29% to 27% and unfavorable changes in the exchange rate. We experienced a slight decline in gross margins from services at several business units where we increased service related headcount as part of our effort to increase the services we offer to our customers. We also experienced some declines in product gross margins at Alcadon where certain large volume, lower margin projects helped lead to the $7.9 million increase in revenues. Gross profit would have been $0.8 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have share-based compensation in cost of sales in either year.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$59,680	$58,564	$1,116	2%	1%
Network Integration group	28,905	27,112	1,793	7	8
All others	—	1,643	(1,643)	(100)	(100)
	88,585	87,319	1,266	1	1
Corporate unallocated operating expenses	11,579	14,718	(3,139)	(21)	(21)
Total	$100,164	$102,037	$(1,873)	(2)%	(2)%
_______________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Operating expenses were $100.2 million, or 38% of revenues, in 2010 compared to $102.0 million, or 42% of revenues, in 2009. Operating expenses in 2010 were $1.9 million lower than they were in 2009. This decrease occurred primarily in Corporate unallocated operating expenses which declined by $3.1 million due to general cost cutting efforts as well as $2.1 million of expenses related to the proxy contest in 2009, partially offset by $0.9 million of expense in 2010 related to the separation of our former chief executive officer and relatively higher compensation costs of our new chief executive officer. Operating expenses would have been $0.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.1 million and $0.3 million in 2010 and 2009, respectively. Selling, general and administrative expenses included share-based compensation of $1.6 million and $1.1 million in 2010 and 2009, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2010 were $59.7 million, or 47% of revenues, compared to $58.6 million, or 55% of revenues in 2009. The $1.1 million, or 2%, increase was due to a 5% increase in operating expenses at OCS partially offset by a 7% decrease at CES. The decrease in operating expenses at CES is primarily due to the result of a reduction in previously accrued bonuses to employees terminated in 2010. Operating expenses would have been $0.6 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.1 million and $0.3 million in 2010 and 2009, respectively. Selling, general and administrative expenses included share-based compensation of $0.3 million and $0.5 million in 2010 and 2009, respectively.
Network Integration Group.    Operating expenses in the Network Integration group for 2010 were $28.9 million, or 19% of revenues, compared to $27.1 million, or 19% of revenues in 2009. The $1.8 million, or 7%, increase in operating expense came primarily from TurnKey, which had a $0.3 million reversal of an accrual in 2009 and an increase in sales and marketing expenses in 2010. We also recognized a $1.2 million charge in 2010 related to the impairment of goodwill at Turnkey. We were generally successful at increasing revenue at Alcadon, Interdata and Tecnonet without a corresponding increase in operating expenses. Operating expenses would have been $0.3 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have significant share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $17,000 in 2010. There was no share-based compensation included in selling general and administrative expenses in 2009.

Operating Income (Loss)
The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$12,204	$(1,467)	$13,671	(932)%	(914)%
Network Integration group	12,211	13,821	(1,610)	(12)	(8)
All others	—	(1,453)	1,453	(100)	(100)
	24,415	10,901	13,514	124	126
Corporate unallocated and intersegment adjustments (1)	(11,778)	(14,657)	2,879	(20)	(20)
Total	$12,637	$(3,756)	$16,393	(436)%	(475)%
__________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated operating income (loss).

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The 15% growth in gross profit and 2% decrease in operating expenses allowed us to move from a $3.8 million operating loss in 2009 to $12.6 million of operating income in 2010, representing operating margin of 5%. Our operating income would have been $0.1 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating income (loss) included share-based compensation expense of $1.7 million and $1.5 million in 2010 and 2009, respectively.
Network Equipment Group.    The Network Equipment group reported operating income of $12.2 million for 2010, compared to an operating loss of $1.5 million for 2009. OCS was able to grow revenue by 19%, improve gross margins, and hold operating expenses to 5% growth. CES was able to grow revenue by 18%, improve gross margins, and decrease operating expenses by 7%. Appointech, though representing only 2% of network equipment revenue, delivered a 50% increase in revenue with 28% operating margins. The $13.7 million improvement in operating income was due to the $14.8 million increase in gross profit, partially offset by a $1.1 million increase in operating expenses. Operating income would have been $0.1 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.
Network Integration Group.    The Network Integration group reported operating income of $12.2 million for 2010, compared to operating income of $13.8 million for 2009. The $1.6 million decline was due to a $1.8 million increase in operating expenses, partially offset by a $0.2 million increase in gross profit. Operating income would have been $0.2 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.

Interest Expense and Other Income, Net
Interest expense was $1.0 million in 2010 compared to $1.3 million in 2009 reflecting a reduction in our average interest rate. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. We recognized a loss of $2.8 million on foreign currency transactions in 2010 compared to a $0.4 million loss in 2009. Other income for 2009 includes a $20.5 million gain realized upon the settlement we negotiated with certain former Fiberxon stockholders of the $30.0 million net deferred consideration payable arising from the 2007 acquisition of Fiberxon. In 2010, we recognized an additional gain of $0.5 million as we agreed to settlements with additional former Fiberxon stockholders. Other income for 2009 also includes a $3.5 million gain on the sale of a cost-basis investment in Dune Networks. Interest income was $0.3 million in 2010, $0.2 million lower than 2009, due to lower average investment balances and lower interest rates.

Provision for Income Taxes
The provision for income taxes was $2.7 million in 2010 and $4.2 million in 2009. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The decrease in provision for income taxes during 2010 is primarily due to a $3.9 million release of valuation allowances against deferred tax assets related to net operating loss carryforwards of OCS in certain foreign jurisdictions, partially offset by higher taxes at CES, Alcadon, Interdata and Tecnonet due to higher pre-tax income.

Tax Loss Carry Forwards
As of December 31, 2010, we had NOLs of $176.5 million, $156.8 million, and $88.7 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2010, the US federal and state NOLs had a full valuation allowance.

Discontinued Operations
Income from discontinued operations includes the results of operations of Source Photonics and EDSLan. We completed the sale of Source Photonics on October 26, 2010. The income from discontinued operations for 2010 includes a $37.5 million gain on sale of Source Photonics and the results of operations of Source Photonics through October 26, 2010. On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan. The loss from discontinued operations for 2009 includes a $3.8 million write-down of the net assets of EDSLan to net realizable value, and the results of operations of Source Photonics and EDSLan. For further discussion of discontinued operations, see Note 3 to the Financial Statements included in Item 8 of this Form 10-K.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenue
The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$105,977	$126,978	$(21,001)	(17)%	(17)%
Network Integration group	143,345	153,278	(9,933)	(6)	(1)
All others	310	241	69	29	29
	249,632	280,497	(30,865)	(11)	(8)
Adjustments (1)	(7,298)	(8,805)	1,507	(17)	(17)
Total	$242,334	$271,692	$(29,358)	(11)%	(8)%
_______________________________

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenues.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Revenues for 2009 decreased $21.0 million, or 17%, due primarily to a $21.0 million decrease in Network Equipment, and a $9.9 million, or 6%, decrease in Network Integration, partially offset by a $1.5 million decline in intersegment revenues from the Network Equipment group to the Network Integration group, which are eliminated in consolidation. Revenue would have been $8.6 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008, primarily in the Network Integration group.
Network Equipment Group.    We experienced a decline in the market for our Network Equipment group's products during 2009 compared to 2008. The decline in the group's revenues, including intersegment revenues, of $21.0 million, or 17%, was experienced in all four quarters, across all regions and in most product categories. The exception was in CES, which had a 10% increase in revenues. Our most significant declines were in our LambdaDriver and out-of-band networking product lines. Our Fiber Driver and OptiSwitch product lines performed relatively well. Revenue would have been $0.2 million lower in 2009 had foreign currency exchange rates remained the same as they were in 2008.
The following table summarizes Network Equipment revenues by geographical region (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$47,010	$53,654	$(6,644)	(12)%
Americas, excluding the United States	4,203	5,851	(1,648)	(28)
Europe	39,760	46,453	(6,693)	(14)
Asia Pacific	7,682	11,404	(3,722)	(33)
Other regions	294	1,042	(748)	(72)
Total external revenue	98,949	118,404	(19,455)	(16)
Sales to Network Integration group:
Europe	7,028	8,574	(1,546)	(18)
Total intersegment sales	7,028	8,574	(1,546)	(18)
Total Network Equipment revenue	$105,977	$126,978	$(21,001)	(17)%

Network Integration Group.    The Network Integration group's revenues, including intersegment revenues, decreased $9.9 million, or 6% primarily due to the impact of changes in foreign currency exchange rates. Revenue would have been $8.8 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. On a local currency basis, we experienced declines in revenues in our Scandinavian and Swiss businesses which were partially offset by gains at Tecnonet, our Italian subsidiary. All revenue in the Network Integration group was generated in Europe.

Gross Profit
The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$57,097	$67,825	$(10,728)	(16)%	(16)%
Network Integration group	40,933	38,301	2,632	7	15
All others	190	143	47	33	33
	98,220	106,269	(8,049)	(8)	(5)
Corporate unallocated and intersegment adjustments (1)	61	68	(7)	(10)	(10)
Total	$98,281	$106,337	$(8,056)	(8)%	(5)%
_________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated gross profit.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Gross profit declined $8.1 million due to the $29.4 million decline in revenues partially offset by the increase in average gross margin from 39% to 41%. The $8.1 million decrease was primarily due to a $10.7 million decrease in the Network Equipment group, partially offset by an improvement of $2.6 million in the Network Integration group. Gross profit would have been $3.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. Gross profit reflects share-based compensation in cost of sales of $0.1 million and $0.2 million in 2009 and 2008, respectively.
Network Equipment Group.    The $10.7 million, or 16% decrease, in gross profit for the Network Equipment group was due to a 17% decrease in revenue partially offset by an improvement in average gross margin from 53% to 54%. The improvement in average gross margin is due to an increase in the proportion of revenue coming from our Swiss aerospace and defense business, which has a higher gross margin than the remainder of our Network Equipment business. Gross profit reflects share-based compensation in cost of sales of $0.1 million and $0.1 million in 2009 and 2008, respectively.
Network Integration Group.    Gross profit for the Network Integration group increased $2.6 million. The increase was driven by an improvement in average gross margins, partially offset by a 6% decline in revenues and unfavorable changes in the exchange rate. Average gross margin increased from 25% to 29%. The increase in gross margins in 2009 was the result of differences in the composition of the products and services sold in each period. Specifically, while gross margins were improved at each subsidiary, the most significant improvements came from Tecnonet, which has been successful in increasing the portion of its revenue coming from higher margin services. Gross profit would have been $3.1 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. The Network Integration group did not have share-based compensation in cost of sales in either year.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$58,564	$68,918	$(10,354)	(15)%	(15)%
Network Integration group	27,112	31,905	(4,793)	(15)	(7)
All others	1,643	1,920	(277)	(14)	(14)
	87,319	102,743	(15,424)	(15)	(13)
Corporate unallocated operating expenses	14,718	15,810	(1,092)	(7)	(7)
Total	$102,037	$118,553	$(16,516)	(14)%	(12)%
_______________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Operating expenses were $102.0 million, or 42% of revenues, in 2009 compared to $118.6 million, or 44% of revenues, in 2008. The 2008 operating expenses include a goodwill impairment charge of $6.4 million. Excluding this charge, operating expenses in 2008 were $112.2 million, and operating expenses in 2009 were $10.2 million lower than they were in 2008. This decrease occurred across all operating segments and at corporate. The decrease in Corporate unallocated operating expenses is primarily due to a reduction in restatement related expenses partially offset by $2.1 million of expenses related to the proxy contest. Operating expenses would have been $2.5 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. Product development and engineering expenses included share-based compensation of $0.3 million and $0.5 million in 2009 and 2008, respectively. Selling, general and administrative expenses included share-based compensation of $1.1 million and $1.8 million in 2009 and 2008, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2009 were $58.6 million, or 55% of revenues, compared to $68.9 million, or 54% of revenues in 2008. The $10.4 million, or 15%, decrease was attributable to the $6.4 million goodwill impairment charge in 2008 and to $4.0 million in cost reductions made in response to the decline in revenues. We reduced headcount, temporarily reduced pay, and cut back in other discretionary spending to achieve the reduction in expenses. Operating expenses would have been $0.1 million lower in 2009 had foreign currency exchange rates remained the same as they were in 2008. Product development and engineering expenses included share-based compensation of $0.3 million and $0.4 million in 2009 and 2008, respectively. Selling, general and administrative expenses included share-based compensation of $0.5 million and $0.8 million in 2009 and 2008, respectively.
Network Integration Group.    Operating expenses in the Network Integration group for 2009 were $27.1 million, or 19% of revenues, compared to $31.9 million, or 21% of revenues in 2008. The $4.8 million, or 15%, decrease in operating expense came primarily from our Swedish subsidiary ($3.9 million) and our French subsidiary ($1.0 million). In the prior year, we recorded $1.8 million in additional compensation expense at our Swedish subsidiary to allow its management team to pay the taxes due on bonuses we paid them from 2002 to 2007. The remaining operating expense reductions were achieved through cost cutting measures in response to the weak economic environment during 2009. Operating expenses would have been $2.6 million higher in 2009 had foreign currency exchange rates remained the same as they were in 2008. The Network Integration group did not have significant share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $0.3 million in 2008. The Network Integration group did not have significant share-based compensation in selling, general and administrative expenses in 2009.

Operating Income (Loss)
The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2009	2008	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$(1,467)	$(1,093)	$(374)	34%	27%
Network Integration group	13,821	6,396	7,425	116	123
All others	(1,453)	(1,777)	324	(18)	(18)
	10,901	3,526	7,375	209	223
Corporate and unallocated adjustments	(14,657)	(15,742)	1,085	(7)	(7)
Total	$(3,756)	$(12,216)	$8,460	(69)%	(73)%
__________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated operating income (loss).

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The $3.8 million operating loss in 2009 represented 2% of revenues, compared to a $12.2 million operating loss, or 4% of revenues, in 2008. Excluding the goodwill impairment charges in 2008 of $6.4 million, our operating loss was $2.0 million lower in 2009 than in 2008. Our operating loss would have been $0.6 million less in 2009 had foreign currency exchange rates remained the same as they were in 2008. Operating loss included share-based compensation expense of $1.5 million and $2.4 million in 2009 and 2008, respectively.
Network Equipment Group.    The Network Equipment group reported an operating loss of $1.5 million for 2009, compared to an operating loss of $1.1 million for 2008. The increase in operating loss was due to the $10.7 million decline in gross profits mostly offset by a $10.4 million decrease in operating expenses. The effect of currency fluctuations did not have a significant impact on the year-over-year change on operating loss.
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

Interest Expense and Other Income, Net
Interest expense was $1.3 million in 2009 compared to $2.2 million in 2008, reflecting a reduction in our average interest rate partially offset by an increase in debt. Included in non-operating income is a $20.5 million gain realized in the fourth quarter of 2009 upon the settlement we negotiated with certain former Fiberxon stockholders of the $30.0 million net deferred consideration payable arising from the 2007 acquisition of Fiberxon. We also realized a $3.5 million gain on the sale of a cost-basis investment in Dune Networks. In the prior year, we realized a $2.6 million gain on the sale of an investment. Interest income was $0.5 million in 2009 compared to $1.8 million in 2008, due to lower average investment balances and lower interest rates. Foreign currency transactions resulted in losses of $0.4 million in 2009 compared to a $0.7 million loss in 2008.

Provision for Income Taxes
The provision for income taxes was $4.2 million in 2009 and $3.2 million in 2008. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The increase in provision for income taxes during 2009 is primarily due to a $1.2 million increase in the Network Integration group, which had a 21% increase in pre-tax income.

Tax Loss Carry Forwards
As of December 31, 2009, we had NOLs of $228.6 million, $142.8 million, and $96.7 million for federal, state, and foreign income tax purposes, respectively.

Discontinued Operations
Income from discontinued operations includes the results of operations of Source Photonics and EDSLan. We completed the sale of Source Photonics on October 26, 2010. On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan. The loss from discontinued operations for 2009 includes a $3.8 million write-down of the net assets of EDSLan to net realizable value, and the results of operations of Source Photonics and EDSLan. The loss from discontinued operations for 2008 includes the results of operations of Source Photonics and EDSLan, including a $93.9 million goodwill impairment charge. For further discussion of discontinued operations, see Note 3 to the Financial Statements included in Item 8 of this Form 10-K.

Liquidity and Capital Resources
Our three primary sources of cash are cash receipts from customers, debt financing, and sales of invested assets. Historically, we have satisfied short and long-term obligations through cash generated from these sources and we expect that this trend will continue. Notably, in 2010 we received cash proceeds from the sale of Source Photonics of $110.5 million, net of transaction related expenses, $11.3 million from the sale of EDSLan, and $3.7 million from the sale of our cost-basis investment in Dune Networks, Inc. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months.
We operate our business through several subsidiaries in our two operating segments. Each subsidiary maintains some level of cash and is able to meet its cash needs primarily through cash receipts from customers. In recent years, we have funded our corporate expenses through a combination of the use of cash reserves and short-term investments at corporate, cash remitted from our subsidiaries, and the sale of investments in unconsolidated entities and subsidiaries. We currently do not have any debt at the corporate level. One of our subsidiaries, Tecnonet, maintains short-term lines of credit primarily secured by accounts receivable to fund its working capital needs. EDSLan and Source Photonics, which are presented as discontinued operations, also borrowed under short-term lines of credit and had outstanding balances of $9.6 million and $51.2 million, respectively, at December 31, 2009.
The following table illustrates our contractual obligations as of December 31, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Short-term debt	$18,036	$18,036	$—	$—	$—
Operating leases	23,633	4,725	6,951	4,673	7,284
Purchase commitments with suppliers and contract manufacturers	9,652	9,408	9	—	235
Deferred consideration payable	4,615	4,615	—	—	—
Total contractual obligations	$55,936	$36,784	$6,960	$4,673	$7,519
We expect to have sufficient cash and cash flow to meet our short-term and our long-term obligations shown in the table above. Our operating leases consist primarily of leases for buildings worldwide from which we conduct our business. Purchase commitments consist primarily of purchase orders for components used to build finished goods inventory. The deferred consideration payable arose from the acquisition agreement for Fiberxon, a company we acquired in July 2007. The accrual amount was $8.0 million at December 31, 2009 and was reduced during 2010 to $4.6 million through payments of $2.9 million and a gain of $0.5 million recognized upon settlement with additional former stockholders of Fiberxon.

The following table summarizes our short-term debt (in thousands).

Short-term Debt	2010	2009	Increase (Decrease)	Additional Availability
Tecnonet:
Lines of credit secured by accounts receivable	$17,771	$13,985	$3,786	$15,758
Unsecured short-term debt	265	860	(595)	—
Total short-term debt at Tecnonet	18,036	14,845	3,191	15,758
Other	—	14	(14)	—
Total short-term debt	$18,036	$14,859	$3,177	$15,758

Cash and cash equivalents totaled $141.6 million at December 31, 2010, compared to $41.5 million in cash and cash equivalents at December 31, 2009. The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and short-term marketable securities (in thousands):

December 31:	2010	2009	Increase (Decrease)
Cash
Cash and cash equivalents	$141,569	$41,544	$100,025
Restricted time deposits	1,813	1,481	332
Short-term marketable securities	13,474	17,879	(4,405)
Total	156,856	60,904	95,952
Short-term debt	18,036	14,858	3,178
Cash in excess of debt	$138,820	$46,046	$92,774
Ratio of cash to debt (1)	8.7 : 1	4.1 : 1
_________________________________

(1)	Determined by dividing total cash by total debt.
Our cash flow from operations consists of cash collected from customers and payments made to vendors and employees. Our cash flow in a particular period is determined by our profitability, adjusted for non-cash items, and changes in working capital. During periods of growth, we require more working capital to fund the cash conversion cycle, which represents the period of time from when we purchase inventory, and pay for labor and other costs, until that inventory is converted to product, sold, and payment is received from our customers. In addition to changes in accounts receivable, inventory and accounts payable, our cash flow from operations is impacted from the increase or decrease in other current assets and current liabilities, including prepaid expenses and accrued liabilities.
The following table summarizes our working capital position (in thousands):

December 31:	2010	2009	Increase (Decrease)
Current assets	$289,128	$337,384	$(48,256)
Less: Current assets of discontinued operations	—	(167,792)	167,792
Current assets from continuing operations	289,128	169,592	119,536
Current liabilities	96,372	214,715	(118,343)
Current liabilities from discontinued operations	—	(120,013)	120,013
Current liabilities from continuing operations	96,372	94,702	1,670
Working capital from continuing operations	$192,756	$74,890	$117,866
Current ratio from continuing operations (1)	3.0 : 1	1.8 : 1
__________________________________

(1)	Determined by dividing total current assets from continuing operations by total current liabilities from continuing operations.

The increase in working capital from continuing operations is primarily due to the cash proceeds from the sale of Source Photonics.
The following table summarizes our cash flow from operations from our Statements of Cash Flows (in thousands):

Years ended December 31:	2010	2009
Net income	$50,780	$1,400
Non-cash expenses	9,989	17,789
Gain on litigation settlement	(520)	(20,524)
Gains and losses on investing activities	(37,447)	(3,500)
Increase in accounts receivable	(26,029)	(16,307)
(Increase) decrease in inventory	(20,263)	24,094
Increase (decrease) in accounts payable	16,290	(18,272)
Decrease in accrued liabilities	(2,029)	(4,828)
Changes in certain other working capital accounts	(18,305)	3,579
Net cash used in operating activities	$(27,534)	$(16,569)
Cash Flows Related to Operating Activities.     Our cash used in operations included an increase in accounts receivable of $26.0 million, an increase in inventory of $20.3 million, a decrease in accrued liabilities of $2.0 million and changes in other working capital accounts of $18.3 million. Source Photonics contributed $17.5 million of the increase in accounts receivable and $8.8 million of the increase in inventory due to a substantial increase in its revenue compared to 2009. The remaining increase in accounts receivable and inventory relates to the increase in revenues and the timing of shipments and collections. The decrease in accrued liabilities primarily relates to the payment of deferred consideration payable settlements to former Fiberxon shareholders. The changes in other working capital accounts includes the payment for a prepaid license at Source Photonics of $8.6 million related to our settlement with Finisar. Our sources of operating cash flow included net income of $50.8 million less the gain on investing activities of $37.4 million, non-cash expenses of $10.0 million, and an increase in accounts payable of $16.3 million, primarily at Source Photonics, related to the increase in revenue.
We sold Source Photonics in October 2010. We believe this transaction also strengthened our cash and debt position by providing cash proceeds of approximately $110.5 million, net of transaction related expenses, and by eliminating $32.9 million of Source Photonics debt from our balance sheet. Source Photonics used cash in operating activities of $13.6 million and $12.3 million in 2010 and 2009, respectively, and provided cash from operating activities of $2.2 million in 2008.
We may seek to obtain additional debt or equity financing if we believe it appropriate. If we seek financing through issuance of additional equity securities, we may limit our ability to use available net operating loss and capital loss carryforwards. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. For additional information on the potential limitations on our use of net operating loss and capital loss carry forwards available to us at December 31, 2010, see the risk factor Item 1A of this Form 10-K under the caption "Our ability to utilize our NOLs and certain other tax attributes may be limited." Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products, and the market acceptance of our products.
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
Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of December 31, 2010, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.
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
Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of December 31, 2010, we did not have any foreign exchange contracts outstanding.
Certain assets, including certain bank accounts and accounts receivables of some of our business units, exist in currencies other than the functional currency of the related business units, which are sensitive to foreign currency exchange rate fluctuations. These principally include the U.S. dollar, the euro, the Swedish krona, the Swiss franc, the Taiwan dollar, and the Israeli new shekel. Additionally, Tecnonet, which has a functional currency of the euro, has certain of its lines are credit denominated in U.S. dollars. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.
When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 65% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally weaker against the U.S. dollar for the year ended December 31, 2010 compared to the same period last year, so revenues and expenses in these countries translated into fewer dollars than they would have in 2009. For 2010, we had approximately:

•	$95.4 million in cost of goods and operating expenses recorded in euros;

•	$21.1 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$30.6 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$2.1 million in cost of goods and operating expenses recorded in Taiwan dollars;
Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2010, our costs would have increased to approximately:

•	$104.9 million in cost of goods and operating expenses recorded in euros;

•	$23.2 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$33.7 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$2.4 million in cost of goods and operating expenses recorded in Taiwan dollars;

The following table indicates cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

December 31:	2010	2009
U.S. dollars	$123,376	$19,238
Euros	8,027	17,396
Swiss francs	6,825	2,259
Taiwan dollars	266	27
Norwegian kroner	635	688
Swedish kronor	1,680	823
Israeli new shekels	671	836
Other	89	277
Total cash and cash equivalents	$141,569	$41,544
Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

Item 8.    Financial Statements and Supplemental Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRV Communications Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2011

MRV Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

Years ended December 31:	2010	2009	2008
Revenue:
Product revenue	$208,196	$187,830	$218,015
Service revenue	55,715	54,504	53,677
Total revenue	263,911	242,334	271,692
Cost of sales	151,110	144,053	165,355
Gross profit	112,801	98,281	106,337
Operating expenses:
Product development and engineering	21,788	22,732	22,882
Selling, general and administrative	77,150	79,305	89,299
Impairment of goodwill	1,226	—	6,372
Total operating expenses	100,164	102,037	118,553
Operating income (loss)	12,637	(3,756)	(12,216)
Interest expense	(957)	(1,325)	(2,226)
Gain from settlement of deferred consideration obligation	520	20,524	—
Gain from sales of investments in unconsolidated entities	—	3,488	2,580
Other income (loss), net	(2,565)	611	1,293
Income (loss) from continuing operations before income taxes	9,635	19,542	(10,569)
Provision for income taxes	2,661	4,167	3,195
Income (loss) from continuing operations	6,974	15,375	(13,764)
Income (loss) from discontinued operations, net of income taxes of $728, $2,105, and $(44), respectively	43,806	(13,975)	(109,341)
Net income (loss)	50,780	1,400	(123,105)
Less:
Net income from continuing operations attributable to noncontrolling interests	2,089	1,757	40
Net income from discontinued operations attributable to noncontrolling interests	—	47	59
Net income (loss) attributable to MRV	$48,691	$(404)	$(123,204)
Net income (loss) from continuing operations attributable to MRV	$4,885	$13,618	$(13,804)
Net income (loss) from discontinued operations attributable to MRV	$43,806	$(14,022)	$(109,400)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.03	$0.09	$(0.09)
From discontinued operations	$0.28	$(0.09)	$(0.70)
Net income (loss) attributable to MRV per share — basic (1)	$0.31	$—	$(0.78)
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.03	$0.09	$(0.09)
From discontinued operations	$0.28	$(0.09)	$(0.70)
Net income (loss) attributable to MRV per share — diluted (1)	$0.31	$—	$(0.78)
Weighted average number of shares:
Basic	157,569	157,547	157,323
Diluted	158,423	157,665	157,323
_________________________________

(1)	Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

December 31:	2010	2009
Assets
Current assets:
Cash and cash equivalents	$141,569	$41,544
Short-term marketable securities	13,474	17,879
Restricted time deposits	1,813	1,481
Accounts receivable, net	62,515	56,139
Other receivables	15,294	17,073
Inventories	41,327	29,449
Deferred income taxes	2,511	1,056
Other current assets	10,625	4,971
Current assets from discontinued operations	—	167,792
Total current assets	289,128	337,384
Property and equipment, net	8,541	7,541
Goodwill	26,501	25,707
Deferred income taxes, net of current portion	2,125	84
Other assets	571	1,834
Non current assets from discontinued operations	—	28,269
Total assets	$326,866	$400,819

Liabilities and equity
Current liabilities:
Short-term debt	$18,036	$14,858
Deferred consideration payable	4,615	8,012
Accounts payable	32,938	30,431
Accrued liabilities	23,722	24,030
Deferred revenue	14,894	14,048
Other current liabilities	2,167	3,323
Current liabilities from discontinued operations	—	120,013
Total current liabilities	96,372	214,715
Other long-term liabilities	9,393	6,787
Long-term liabilities from discontinued operations	—	2,247
Commitments and contingencies
Equity:
MRV stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 160,038 shares in 2010 and 158,971 shares in 2009
Outstanding — 157,600 shares in 2010 and 157,617 shares in 2009	270	268
Additional paid-in capital	1,410,234	1,405,015
Accumulated deficit	(1,200,352)	(1,249,043)
Treasury stock — 2,437 shares in 2010 and 1,353 in 2009	(2,846)	(1,352)
Accumulated other comprehensive income	13,795	15,463
Total MRV stockholders' equity	221,101	170,351
Noncontrolling interests	—	6,719
Total equity	221,101	177,070
Total liabilities and stockholders' equity	$326,866	$400,819

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Stockholders' Equity (In thousands)

	Common Stock			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	MRV Stockholders' Equity Total	Non- Controlling Interest
					Accumulated Deficit	Treasury Stock				Total Equity
	Shares		Amount
Balance, December 31, 2007	157,127		267	1,399,630	(1,125,435)	(1,352)	16,812	289,922	4,796	294,718
Exercise of stock options	319		1	156	—	—	—	157	—	157
Share-based compensation expense	—		—	3,877	—	—	—	3,877	373	4,250
Comprehensive income (loss):
Net loss	—		—	—	(123,204)	—	—	(123,204)	99	(123,105)
Net unrealized investment gains	—		—	—	—	—	57	57	—	57
Translation adjustment	—		—	—	—	—	(4,109)	(4,109)	(157)	(4,266)
Comprehensive loss								(127,256)	(58)	(127,314)
Balance, December 31, 2008	157,446		268	1,403,663	(1,248,639)	(1,352)	12,760	166,700	5,111	171,811
Exercise of stock options	171		—	47	—	—	—	47	—	47
Share-based compensation expense	—		—	2,256	—	—	—	2,256	68	2,324
Purchase of subsidiary shares from noncontrolling interest	—		—	(951)	—	—	—	(951)	(549)	(1,500)
Comprehensive income (loss):
Net loss	—		—	—	(404)	—	—	(404)	1,804	1,400
Net unrealized investment losses	—		—	—	—	—	(114)	(114)	—	(114)
Translation adjustment	—		—	—	—	—	2,817	2,817	285	3,102
Comprehensive income								2,299	2,089	4,388
Balance, December 31, 2009	157,617		$268	$1,405,015	$(1,249,043)	$(1,352)	$15,463	$170,351	$6,719	$177,070
Exercise of stock options	1,067		2	993	—	—	—	995	—	995
Share-based compensation expense	—		—	2,718	—	—	—	2,718	181	2,899
Purchase of treasury shares	(1,084)		—	—	—	(1,494)	—	(1,494)	—	(1,494)
Purchase of subsidiary shares from noncontrolling interest	—		—	1,508	—	—	(485)	1,023	(6,698)	(5,675)
Divestiture of subsidiary	—	—	—	—	—	—	(4,019)	(4,019)	(2,090)	(6,109)
Comprehensive income (loss):
Net income	—		—	—	48,691	—	—	48,691	2,089	50,780
Net unrealized investment gains	—		—	—	—	—	11	11	—	11
Translation adjustment	—		—	—	—	—	2,825	2,825	(201)	2,624
Comprehensive income								51,527	1,888	53,415
Balance, December 31, 2010	157,600		$270	$1,410,234	$(1,200,352)	$(2,846)	$13,795	$221,101	$—	$221,101

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Years ended December 31:	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$50,780	$1,400	$(123,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,659	10,573	10,013
Share-based compensation expense	2,899	2,247	4,294
Provision for doubtful accounts	(212)	793	3,675
Deferred income taxes	(2,947)	334	(1,628)
Amortization of premium on marketable securities	364	24	88
Gain on disposition of property and equipment	81	(12)	(10)
Gain on sale of investments in unconsolidated entities	—	(3,488)	(2,580)
Gain on sale of Source Photonics	(37,528)	—	—
Impairment of goodwill and other intangibles	1,226	—	6,372
Impairment of long-lived assets	—	—	2,564
Impairment of goodwill and long lived assets of discontinued operations	—	3,818	93,878
Gain on settlement of deferred consideration litigation	(520)	(20,524)	—
Changes in operating assets and liabilities:
Accounts receivable	(26,029)	(16,307)	6,896
Inventories	(20,263)	24,094	(8,034)
Other assets	(20,040)	1,834	(7,462)
Accounts payable	16,290	(18,272)	9,694
Accrued liabilities	(2,029)	(4,828)	569
Income tax payable	(1,373)	1,042	(782)
Deferred revenue	3,378	1,365	4,610
Other current liabilities	(270)	(662)	(536)
Net cash used in operating activities	(27,534)	(16,569)	(1,484)
Cash flows from investing activities:
Purchases of property and equipment	(13,118)	(9,215)	(10,942)
Proceeds from sale of property and equipment	86	73	242
Proceeds from sale of investments in unconsolidated entities	3,708	—	2,580
Proceeds from divestiture of subsidiaries	121,777	—	—
Investment in restricted time deposits	(397)	(486)	(332)
Release of restricted time deposits	—	129	5,163
Purchases of investments	(44,971)	(18,922)	(13,220)
Proceeds from sale or maturity of investments	49,057	13,200	8,680
Net cash provided by (used in) investing activities	116,142	(15,221)	(7,829)
Cash flows from financing activities:
Net proceeds from exercise of stock options	995	47	157
Purchase of treasury shares	(1,494)	—	—
Cash restricted to collateralize short-term debt	—	(16,922)	—
Release of cash restricted to collateralize short-term debt	12,261	—	—
Purchase of noncontrolling interest	(5,779)	(1,525)	—
Borrowings on short-term debt	156,266	153,842	122,414
Payments on short-term debt	(160,363)	(111,544)	(117,438)
Payments on long-term obligations	(14)	(51)	(136)
Net cash provided by financing activities	1,872	23,847	4,997
Effect of exchange rate changes on cash and cash equivalents	1,281	225	(208)
Net increase (decrease) in cash and cash equivalents	91,761	(7,718)	(4,524)
Less: Net increase (decrease) in cash and cash equivalents of discontinued operations	(8,264)	7,100	4,350
Net increase (decrease) in cash and cash equivalents of continuing operations	100,025	(14,818)	(8,874)
Cash and cash equivalents, beginning of year	41,544	56,362	65,236
Cash and cash equivalents, end of year	$141,569	$41,544	$56,362

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$290	$1,234	$2,205
Cash paid during year for interest — discontinued operations	1,397	1,292	1,457
Cash paid during year for interest — Total	$1,687	$2,526	$3,662
Cash paid during year for income taxes — continuing operations	$5,145	$1,529	$3,104
Cash paid during year for income taxes — discontinued operations	966	1,824	1,665
Cash paid during year for income taxes — Total	$6,111	$3,353	$4,769

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

1. Description of Business and Basis of Presentation
Description of Business
MRV Communications, Inc. ("MRV" or "the Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, enterprises and governments throughout the world. MRV's products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. The Company markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. MRV conducts its business along two principal segments: the Network Equipment group and the Network Integration group. MRV's Network Equipment group designs, manufactures and sells equipment used by commercial customers, governments, aerospace, defense, and telecommunications service providers. Products include switches, routers, physical layer products and out-of-band management products, specialized networking products and other applications including voice and cellular communication. The Europe-based Network Integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors as well as products developed and manufactured by the Network Equipment group.
Basis of Presentation
MRV's fiscal year is based on the calendar year ending on December 31. The accompanying financial statements include the accounts of MRV and its subsidiaries required to be consolidated in accordance with the Accounting Standards Codification, or ASC, 810-10 Consolidations ("ASC 810"). All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required by ASC 810. As of December 31, 2010, all of the Companies subsidiaries were wholly-owned.
On December 24, 2009, the Company entered into an agreement to divest its 90% ownership in EDSLan, a communication equipment distribution company located in Milan, Italy, that was part of the Network Integration segment. On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics"). The historical financial results of EDSLan and Source Photonics have been reclassified as discontinued operations for all periods presented in this Form 10-K. Accordingly, the related assets and liabilities of EDSLan and Source Photonics have been classified as assets and liabilities from discontinued operations in the Consolidated Balance Sheet. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Consolidated Statement of Cash Flows. See Note 3 "Discontinued Operations" for further discussion.

2. Summary of Significant Accounting Policies
Foreign Currency
Transactions originally denominated in other currencies are converted into functional currencies in accordance with ASC 830 Foreign Currency Matters. Increases or decreases in the expected amount of cash flows upon settlement of the transaction caused by changes in exchange rates are recorded as foreign currency gains and losses and are included in other income, net.
For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Revenue Recognition
MRV's major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company the Company uses to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, the Company generally recognizes revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. The Company records a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time changes are made to the distributor price book. The Company monitors product returns and potential price adjustments on an ongoing basis and estimates future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.
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
Restricted Time Deposits
Restricted time deposits represent investments that are restricted as to withdrawal or use and are primarily in foreign subsidiaries. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. When investments in restricted time deposits are directly related to an underlying bank loan and the restricted funds will be used to repay the loans, the investment and the subsequent release of the restricted time deposit are treated as financing activities in the Company's Consolidated Statement of Cash Flows. The other investments in and releases of restricted time deposits are included in investing activities because the funds are invested in certificates of deposit.
Marketable Securities
MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of December 31, 2010 and 2009. Unrealized gains (losses) at December 31, 2010 and 2009 were $39,000 and $50,000, respectively. Proceeds from sales of marketable securities were $49.1 million,

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

$13.2 million, and $8.7 million for the years ended December 31, 2010 and 2009, and 2008, respectively. Marketable securities mature at various dates through 2011.
Marketable securities consisted of the following (in thousands):

December 31:	2010	2009
U.S. government issues	$11,699	$12,081
Corporate issues	1,775	5,798
Total	$13,474	$17,879

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. MRV evaluates the collectability of accounts receivable based on a combination of factors. If the Company becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount which is reasonably believed to be collected from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2008	$4,004	507	(225)	(171)	$4,115
December 31, 2009	$4,115	(39)	(332)	48	$3,792
December 31, 2010	$3,792	367	(591)	(54)	$3,514
As of December 31, 2010 and 2009, amounts due from Telecom Italia S.p.A., a Network Integration group customer, exceeded 10% of gross accounts receivables.
Inventories
Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. If the Company estimates that the net realizable value is less than the cost of the inventory, an adjustment to the cost basis is recorded through a charge to cost of sales to reduce the carrying value to net realizable value. At each balance sheet date, MRV evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, the Company maintains reserves for excess and obsolete inventory and the inventory balances are reported net of reserves. If changes in the Company's projections of current demand indicate that the reserve should be higher or lower, the change in the reserve is recorded as a charge or credit to cost of sales.
Net inventories consisted of the following (in thousands):

December 31:	2010	2009
Raw materials	$9,556	$9,163
Work-in process	4,498	3,881
Finished goods	27,273	16,405
Total	$41,327	$29,449

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following table summarizes the changes in the inventory reserve (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2008	$18,859	1,770	(2,112)	(8)	$18,509
December 31, 2009	$18,509	2,613	(1,438)	157	$19,841
December 31, 2010	$19,841	2,785	(3,620)	(12)	$18,994

Property and Equipment
Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income, net, in the accompanying Consolidated Statements of Operations.
Property and equipment consisted of the following (in thousands):

December 31:	2010	2009
Property and equipment, at cost:
Machinery and equipment	$14,463	$13,281
Computer hardware and software	14,838	13,812
Leasehold improvements	6,270	5,283
Furniture and fixtures	3,666	4,434
Building	3,069	1,684
Construction in progress	1,331	2,075
Land	326	352
Total property and equipment, at cost	43,963	40,921
Less — accumulated depreciation and amortization	(35,422)	(33,380)
Total	$8,541	$7,541
Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	1	10
Computer hardware and software	1	8
Leasehold improvements	1	12
Furniture and fixtures	1	15
Building	33	33
Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $2.0 million, and $2.0 million, respectively.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Goodwill and Other Intangibles
In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV's annual impairment review date is October 1. Reviews for impairment are performed at each of MRV's reporting units. Intangible assets that are determined to have definite lives are amortized over their useful lives. At December 31, 2010, the Company did not have any intangible assets other than goodwill on its Balance Sheets. See Note 4 "Goodwill" for further information.
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
Under the cost and equity method, a loss in value of an investment, which is deemed to be other than a temporary decline, is recognized. Evidence of a loss in value might include absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. There were no cost or equity method investments held as of December 31, 2010.
Impairment of Long-Lived Assets
MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. The Company takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There was no impairment loss on tangible assets of continuing operations during the three years ended December 31, 2010.
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

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The Company's available-for-sale securities are comprised of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of very similar securities which are considered Level 1 category items. There were no material re-measurements to fair value during the year ended December 31, 2010 of financial assets and liabilities that are not measured at fair value on a recurring basis.
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
Noncontrolling Interests
In accordance with ASC 810, the Company reports noncontrolling interests in subsidiaries as equity in the consolidated financial statements.
Cost of Sales
Cost of sales includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. For the year ended December 31, 2010, the portion of cost of sales related to service revenue was $31.4 million.
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
Sales and Marketing
Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2010, 2009 and 2008, advertising and trade show costs were $1.9 million, $1.7 million and $2.1 million, respectively.
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
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to MRV is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share attributable to MRV is computed using the weighted average number of shares of Common Stock and dilutive potential shares of Common Stock outstanding during the period. Dilutive potential shares of Common Stock primarily consist of stock options and restricted stock grants.
ASC 260-10 Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by MRV, be treated as potential shares of Common Stock outstanding in computing diluted

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

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
Outstanding stock options and warrants to purchase 1.1 million shares for the year 2008 were not included in the computation of diluted per share amounts because such stock options and warrants were considered anti-dilutive.
Share-Based Compensation
As discussed in Note 13 "Share-Based Compensation," the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV's best estimates. Those estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 13 for a further discussion on share-based compensation and assumptions used.
Recently Issued Accounting Standards
In June 2009, the FASB issued ASC 810-10 Consolidations ("ASC 810-10") providing (a) guidance on identifying variable interest entities and determining whether such entities should be consolidated; (b) general consolidation guidance; and (c) guidance on the consolidation of entities controlled by contract. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impacts the other entity's economic performance. ASC 810-10 became effective for the Company beginning January 1, 2010. The adoption of ASC 810-10 did not have a material impact on the Company's financial condition, results of operations or liquidity.
In June 2009, the FASB issued ASC 860 Transfers and Servicing ("ASC 860") which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASC 860 is effective for interim and annual reporting periods ending after November 15, 2009 and was applied prospectively. MRV adopted the provisions of ASC 860 on January 1, 2010. The application of ASC 860 did not have a material impact on the Company's financial condition, results of operations or liquidity.
In October 2009, the FASB amended the guidance for ASC 605 Revenue Recognition. The amendments establish a hierarchy for determining the selling price of a deliverable in a multiple-element deliverable revenue arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally on the basis of the selling price of each deliverable. The amendments became effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. MRV believes that the adoption of this new standard may have a material effect on its financial position and results of operations.
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

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

3. Discontinued Operations
On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together "Source Photonics”) to Magnolia Source B.V., an entity owned and controlled by affiliates of Francisco Partners, pursuant to a Stock Purchase Agreement dated as of October 26, 2010.  The purchase agreement provided for the payment from the buyer to the Company of cash proceeds of approximately $117.8 million, as well as the assumption of debt of approximately $32.9 million, less a payment of approximately $4.6 million directly to Source Photonics for payment of management bonuses triggered by the transaction, and certain restricted stock unit settlements.

The Purchase Agreement contained customary representations, warranties and covenants, as well as customary mutual indemnification obligations.  For reporting purposes, 26 operating days that reflect contributions from Source Photonics are included in discontinued operations in the Company’s fourth quarter 2010 results in the accompanying Consolidated Statement of Operations.
Results of Source Photonics included in discontinued operations in the accompanying Statement of Operations consisted of (in thousands):

Years ended December 31:	2010	2009	2008
Revenue	$195,132	$205,786	$195,129
Income before income taxes	7,006	(10,090)	(111,602)
Provision for income taxes	728	1,178	(1,259)
Income from operations of discontinued operations	6,278	(11,268)	(110,343)
Gain on sale of Source Photonics	37,528	—	—
Net income (loss) from discontinued operations, net of income taxes	$43,806	$(11,268)	$(110,343)
The assets and liabilities of Source Photonics are reflected as assets and liabilities from discontinued operations in the Consolidated Balance Sheets as of December 31, 2009 and consisted of (in thousands):

December 31:	2009
Cash and cash equivalents	$14,365
Time deposits	17,199
Accounts receivable, net	47,108
Inventories	32,354
Deferred income taxes	2,161
Other current assets	13,448
Total current assets	126,635
Property and equipment, net	16,182
Intangibles	7,303
Other assets	3,236
Total assets	$153,356
Short-term loans	$51,230
Accounts payable	30,121
Accrued liabilities	11,973
Other current liabilities	1,292
Non-current liabilities	535
Total liabilities	$95,151

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

On December 24, 2009, the Company entered into an agreement to divest its 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. The purchase agreement provided for the following: a) the payment from EDSLan to MRV of a dividend of two million euro; b) the sale of the Company's shares of EDSLan for six million euro; c) payment by the buyers of 250,000 euros of the investment banker's fees; and d) the cancellation of a put option requiring MRV to pay $917,000 to a member of EDSLan management to acquire 3.33% of EDSLan by December 31, 2009. The sale was completed on January 7, 2010. The results of operations of EDSLan for the seven day period ended January 7, 2010 were not included in the Company's 2010 results because they were not material. The Company has reflected the results of this business as discontinued operations in the consolidated statement of operations for all years presented. EDSLan was historically recorded in the Network Integration segment. The Company has recorded a loss of $6.9 million in 2009 to write down the assets of EDSLan to their net realizable value, including a goodwill impairment of $2.4 million.
Results of EDSLan included in discontinued operations in the accompanying Statement of Operations consisted of (in thousands):

Years ended December 31:	2009	2008
Revenue	$61,560	$72,569
Income before income taxes	2,038	2,217
Provision for income taxes	927	1,215
Income from operations of discontinued operations	1,111	1,002
Write-down to estimated net realizable value	(3,818)	—
Net income (loss) from discontinued operations, net of income taxes	$(2,707)	$1,002
The assets and liabilities of EDSLan are reflected as assets and liabilities from discontinued operations in the Consolidated Balance Sheets as of December 31, 2009 and consisted of (in thousands):

December 31:	2009
Cash and cash equivalents	$4,323
Accounts receivable, net	28,946
Inventories	7,080
Deferred income taxes	343
Other current assets	465
Total current assets	41,157
Property and equipment, net	1,501
Goodwill	—
Other assets	47
Total assets	$42,705
Short-term loans	$9,583
Accounts payable	13,153
Accrued liabilities	2,517
Deferred revenue	144
Non-current liabilities	1,712
Total liabilities	$27,109
The Company's Network Equipment group sold product to EDSLan totaling $0.8 million and $1.3 million during 2009, and 2008, respectively. In connection with the sale, the Company entered into a distribution agreement with EDSLan under which EDSLan will purchase a minimum of 2.0 million euros of the Company's products through fiscal year 2012.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

4. Goodwill
In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives are amortized over their useful lives.
The following table summarizes the changes in carrying value of goodwill (in thousands):

	Network Equipment	Network Integration	Total

Goodwill	$168,765	$23,141	$191,906
Accumulated impariment losses and amortization	(157,337)	(9,930)	(167,267)
Balance as of January 1, 2009	11,428	13,211	24,639

Currency adjustment	199	869	1,068

Goodwill	169,043	24,505	193,548
Accumulated impariment losses and amortization	(157,416)	(10,426)	(167,842)
Balance as of December 31, 2009	11,627	14,079	25,706

Impairment at Turnkey	—	(1,226)	(1,226)
Currency Adjustment	1,201	818	2,019

Goodwill	170,721	25,683	196,404
Accumulated impariment losses and amortization	(157,892)	(12,011)	(169,903)
Balance as of December 31, 2010	$12,829	$13,672	$26,501
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
MRV used an Income Approach — Discounted Cash Flow model, with some weighting given to the Market Approach to calculate the estimated fair value of the reporting units. Discounted cash flows were compiled using cash forecasts for each reporting unit, consistent with data obtained from industry analysts and internal consultations. The forecasts used a combination of past results, current and future economic factors, and the Company's strategy for the future and strategic growth by business unit.
The step one analysis in 2010 indicated that the carrying value of TurnKey, one of our reporting units in the Network Integration group, which had a 46% decline in revenue and an operating margin of negative 6% in 2010, exceeded its market value. Accordingly the Company performed a step two analysis for that reporting unit. Under the step two analysis, the Company measured the implied fair value of TurnKey's goodwill by valuing of its tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. The discounted cash flow model uses significant unobservable inputs, considered Level 3 within the fair value hierarchy as established in ASC 820-10 Fair Value Measurements. The carrying value of a TurnKey's goodwill exceeded its implied fair value by $1.2 million, and the Company recorded an impairment charge of that amount to reduce the carrying value to the implied market value.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

In 2008, the Company recorded a $6.4 million goodwill impairment related to a reporting unit in the Network Equipment group.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

December 31:	2010	2009
Payroll and related	$16,189	$12,807
Professional fees	1,112	1,922
Non-income taxes	2,424	3,075
Product warranty	973	1,255
Deferred rent	472	691
Other	2,552	4,280
Total	$23,722	$24,030

6. Income Taxes
The provision for income taxes consists of the following (in thousands):

Years ended December 31:	2010	2009	2008
Current:
Federal	$—	$—	$—
State	43	67	18
Foreign	6,026	4,234	2,455
Total current	6,069	4,301	2,473
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(3,408)	(134)	722
Total deferred	(3,408)	(134)	722
Total	$2,661	4,167	$3,195

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

Years ended December 31:	2010	2009	2008
Income tax provision, at statutory federal rate	34%	34%	34%
State and local income taxes, net of federal income taxes effect	9	(1)	(5)
Credits	—	(3)	—
Permanent differences	13	4	(21)
Fiberxon settlement	—	(38)	—
Foreign taxes at rates different than domestic rates	10	(2)	9
Expired capital loss carry forwards	—	24	(172)
Change in valuation allowance	(38)	3	125
Total	28%	21%	(30)%

The components of deferred income taxes consist of the following (in thousands):

December 31:	2010	2009
Allowance for doubtful accounts	$343	$403
Inventory reserve	1,471	1,062
Accrued liabilities	4,267	4,922
Other	8,121	5,720
	14,202	12,107
Valuation allowance	(11,691)	(11,051)
Net current deferred income tax assets	2,511	1,056
Net operating losses	88,319	100,140
Tax credits	794	10,407
Depreciation and amortization	(823)	(352)
Investments	(36)	(29)
Capital loss carry forwards	39,524	—
Other	(411)	(411)
	127,367	109,755
Valuation allowance	(125,242)	(109,671)
Net long-term deferred income tax asset	2,125	84
Total	$4,636	$1,140
MRV records valuation allowances against deferred income tax assets, when necessary, in accordance with ASC 740 Accounting for Income Taxes. Realization of deferred income tax assets, such as net operating loss ("NOL") carry forwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During 2010 the Company released the valuation allowance of $3.9 million related to operations in certain foreign jurisdictions based on an assessment that future benefits will be realized through future expected profits. Also, during 2010, the Company recorded an additional valuation allowance totaling $20.1 million against additional deferred income

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

tax assets, principally domestic capital loss carryforwards resulting from the sale of Source Photonics, domestic net operating losses and unrealized income tax credits due to a history of net losses. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized.
As of December 31, 2010, MRV had federal, state, and foreign NOL carry forwards available of $176.5 million, $156.8 million and $88.7 million, respectively. For the year ended December 31, 2010, federal NOL carry forwards decreased by $52.1 million, and state net operating loss carry forwards increased by $14.0 million, principally from the sale of Source Photonics. For federal and state income tax purposes, the NOLs are available to offset future taxable income through 2030. Certain foreign NOL carry forwards and tax credits are available indefinitely. As of December 31, 2010, federal and state capital loss carry forwards amounted to $107.8 million, and $48.1 million, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015.
Under the provisions of ASC 718 Compensation — Stock Compensation, MRV recognizes tax benefits associated with the exercise of stock options and vesting of restricted stock directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from these tax benefits occurring from January 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2010, deferred tax assets do not include $1.0 million of loss carryovers from share-based compensation.
MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2010, MRV had approximately $72.7 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.
In the event actual cash needs of the Company's U.S. entities exceed current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense.
With limited exception, the Company is no longer subject to U.S. federal audits by taxing authorities for years through 2006 and certain state, local and foreign income tax audits through 2004 to 2006. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was needed or recorded under ASC 740, as the topic relates to accounting for uncertainty in income taxes as of December 31, 2010.
The Company recognized an income tax expense of $0.7 million, $2.1 million, for the years ended December 31, 2010, 2009, respectively, and a tax benefit of $44,000 for the year ended December 31,2008 related to discontinued operations.

7. Short-Term Debt
Short-term debt consists of secured and unsecured lines of credit and a short-term loan. As of December 31, 2010 and 2009, short-term debt totaled $18.0 million and $14.9 million, respectively. Customer accounts receivables of our subsidiary, Tecnonet, have been pledged as collateral on these borrowings. Short-term debt bears interest ranging from 2% to 3%, and the weighted average interest rates were approximately 2.0% and 2.1% as of December 31, 2010 and 2009, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries.

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
Foreign Exchange Contracts.    Certain foreign offices of MRV enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of December 31, 2010 and 2009, there were no outstanding foreign currency contracts.
Interest Rate Swaps.    From time to time, Tecnonet manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of December 31, 2010 and 2009 Tecnonet did not have any interest rate swaps outstanding.

9. 401(k) Plan
MRV sponsors a 401(k) plan to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, MRV's plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the plan on a pretax basis. The Company currently matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees, however the Company had reduced its matching rate to 25% for 2010. Matching contributions to the Plan totaled $286,000, $630,000, and $762,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

10. Commitments and Contingencies
Lease Commitments
MRV leases certain facilities and equipment under non-cancelable operating lease agreements expiring in various years through 2020. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2010 (in thousands):

Years ending December 31,
2011	$4,725
2012	4,050
2013	2,901
2014	2,409
2015	2,264
Thereafter	7,284
Total	$23,633
Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2010, 2009 and 2008, was $4.5 million, $4.7 million and $6.0 million, respectively.
Royalty Commitment
Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2% to 5% of sales of such products developed with the participation, up to the cost of such participation. The remaining future obligation as of December 31, 2010 is $335,000, which is contingent on generating sufficient sales of this selected product line. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2010, 2009 or 2008.
Litigation
In connection with the acquisition of Fiberxon, Inc. in July 2007, MRV recorded a potential deferred consideration payable related to post-acquisition obligations of MRV pursuant to the purchase agreement. MRV filed an affirmative lawsuit in the California Superior Court in March 2009 against: a) former stockholders, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million; and b) certain former executives, directors and

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

stockholders of Fiberxon alleging fraud and other claims. MRV entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, MRV has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement was with the former stockholders directly, and stockholders holding 67% of the former shares elected to participate in this portion of the settlement. The remaining deferred payment obligation as of December 31, 2010 of $4.6 million represents the remaining shareholders' pro rata share of the $13.5 million portion.

MRV did not settle the California Superior Court action with four remaining defendants, and in December 2010, the court issued a default judgment against them in the amount of $57.4 million, jointly and severally, for the tort causes of action alleged in MRV's complaint, and ordered that MRV shall have no further obligations under the merger agreement including the deferred payment obligations. The defendants have submitted pleadings with the court to set aside the default judgment. MRV is currently evaluating the enforceability of this judgment against the defendants who likely may not reside or have assets in the United States. To date, MRV has not recognized any income related to this judgment due to the uncertainty of collection. Further, in 2010, four former stockholders who owned approximately 27% of the former Fiberxon did not participate in the second portion of the settlement and initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $3.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. In December 2010, two of the plaintiffs with claims of approximately $0.8 million, voluntarily withdrew their suits without prejudice. In connection with the sale by MRV of Source Photonics in October 2010, we agreed to indemnify the buyer against certain litigation, including these actions.

In connection with the Company's past stock option grant practices, MRV and certain of its current and former directors and officers have been subjected to a number of ongoing stockholder lawsuits. In June 2008, MRV announced that the Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon due to MRV's intention to restate its financial results from 2002 through 2008 to correct its accounting for option grants and other issues. The Board of Directors appointed a Special Committee of independent directors, along with independent legal counsel and outside accounting experts, to investigate the issues, and a restatement of the Company's financial statements was filed in its Annual Report on Form 10-K for the year ended December 31, 2008 in October 2009.

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of MRV's current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints were based on facts disclosed in the Company's press release of June 5, 2008, which stated that MRV's financial statements could not be relied on due to its historical stock option practices and related accounting. The complaints sought to recover from the defendants unspecified compensatory and punitive damages, to require MRV to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options, and to recover costs of suit, including legal and other professional fees and other equitable relief. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10 million settlement agreement, which was covered by the Company's director and officer insurance policies.

Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters. MRV and plaintiffs in the federal and state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with International Business Machines, Alcatel-Lucent, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc., The Lemelson Foundation, Finisar Corporation and Apcon, Inc. in the past.
MRV has been named as a defendant in lawsuits involving matters that the Company considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

11. Product Warranty and Indemnification
As of December 31, 2010 and 2009, MRV's product warranty liability recorded in accrued liabilities was $1.0 million and $1.3 million, respectively. The following table summarizes the activity related to the product warranty liability (in thousands):

	Balance at beginning of period	Charged to expense	Deductions	Foreign currency impact	Balance at end of period
December 31, 2008	$1,544	441	(526)	—	$1,459
December 31, 2009	$1,459	318	(517)	(3)	$1,257
December 31, 2010	$1,257	(139)	(107)	13	$1,024

MRV accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.
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

12. Stockholders' Equity
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
Stock Repurchase Program
In 2002, MRV's Board of Directors approved a program to repurchase up to 7.0 million shares of MRV Common

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Stock. Through December 31, 2010, the Company has repurchased a total of 1.4 million shares at a cost of $1.4 million under this program.
On September 13, 2010, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expires on December 31, 2011.The Company purchased 1.1 million shares under this program during the year ended December 31, 2010 at a total cost of $1.5 million.
Equity Grants
MRV's equity plans provide for granting options, restricted stock or other forms of equity to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for the Company. Under these plans, stock options exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant and restricted stock grants do not have exercise prices. The options and restricted stock generally vest over six months to four years with expiration dates ranging from six and ten years from the date of grant depending on the plan. The Company's 2007 Omnibus Plan provides for granting options, restricted stock, and other forms of equity, and is at the discretion of the Board of Directors. As of December 31, 2010, 7.2 million options to purchase shares of Common Stock were available for future awards under the plan. See Note 13 "Share-Based Compensation" for additional discussion.

13. Share-Based Compensation
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

Years ended December 31,	2010	2009	2008
Cost of sales	$49	$67	$139
Product development and engineering	125	342	482
Selling, general and administrative	1,572	1,089	1,805
Total share-based compensation expense	$1,746	$1,498	$2,426
The amount of share-based compensation expense capitalized as part of inventory was insignificant for all periods presented. The weighted average fair values of awards granted during the years ended December 31, 2010, 2009 and 2008 were $0.93, $0.57 and $0.88 per share, respectively. The total fair value of shares vesting during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $2.5 million and $4.0 million, respectively. For the years ended December 31, 2010, 2009, and 2008, the income tax benefits realized from exercised stock options and similar awards was immaterial. As of December 31, 2010, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $3.0 million which is expected to be amortized over a weighted-average period of 2.07 years.
Valuation Assumptions
MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes model requires the use of subjective assumptions, including the option's expected life and the underlying stock price volatility. The Company assumes that future volatility approximates historical volatility.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following weighted average assumptions were used for estimating the fair value of options granted during each of the following years:

	2010	2009	2008
Risk-free interest rate	1.6%	2.2%	3.2%
Dividend yield	—%	—%	—%
Volatility	93.9%	95.4%	67.7%
Expected life	5.2 yrs	5.0 yrs	5.0 yrs
Share-Based Payment Award Activity
The following table summarizes option share-based payment award activity for the two-year period ended December 31, 2010 (in thousands, except per share amounts):

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2009	14,580	$2.66
Granted	235	$0.78
Exercised	(171)	$0.28
Cancelled and forfeited	(1,133)	$2.51
Outstanding, December 31, 2009	13,511	$2.67
Granted	4,815	$1.27
Exercised	(1,067)	$0.93
Cancelled and forfeited	(5,388)	$3.13
Outstanding, December 31, 2010	11,871	$2.04	5.58	$3,420
Vested and expected to vest, December 31, 2010	11,504	$2.07	5.45	$3,244
Exercisable, December 31, 2010	7,183	$2.49	3.16	$1,183
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $1.79 at December 31, 2010, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2010 (in thousands, except years and per-share amounts):

Range of Exercise prices	Options outstanding as of December 31, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2010	Weighted average exercise price of exercisable options
$0.27 - $1.10	1,277	2.68	$0.93	1,145	$0.95
$1.19 - $1.19	1,859	9.12	$1.19	157	$1.19
$1.25 - $1.25	1,750	9.50	$1.25	—	$—
$1.49 - $1.66	1,260	7.64	$1.58	436	$1.49
$1.82 - $2.44	1,633	4.15	$2.16	1,601	$2.16
$2.48 - $2.63	1,297	4.62	$2.60	1,055	$2.59
$2.66 - $3.00	1,252	2.22	$2.85	1,247	$2.85
$3.02 - $3.96	1,255	3.16	$3.53	1,255	$3.53
$6.10 - $6.98	283	0.10	$6.12	283	$6.12
$10.47 - $10.47	5	0.07	$10.47	5	$10.47
$0.27 - $10.47	11,871	5.58	$2.04	7,183	$2.49
The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2010	2009	2008
Total intrinsic value of stock options exercised	$481	$40	$311
Cash received from stock options exercised	$995	$47	157

14. Segment Reporting and Geographical Information
MRV divides and operates its business based on two segments: the Network Equipment group and the Network Integration group. The Network Equipment group designs, manufactures and distributes optical networking solutions and Internet infrastructure products, and the Network Integration group provides value-added integration and support services for customers' networks. On October 26, 2010, MRV sold Source Photonics. Source Photonics, together with Appointech, another small business unit, comprised the Optical Components group. Following the disposition of Source Photonics, Appointech was aggregated with the Network Equipment group. The historical financial information in these consolidated financial statements has been reclassified to reflect Source Photonics as a discontinued operation and to reflect Appointech in the Network Equipment segment for all periods presented.
The accounting policies of the segments are the same as those described in the summary of significant accounting polices in Note 2. MRV evaluates segment performance based on revenues, gross profit and operating income of each segment. As such, there are no separately identified segment statements of operations data below operating income.
The following summarizes business segment revenues, including intersegment revenues (in thousands):

Years ended December 31:	2010	2009	2008
Network Equipment group	$125,950	$105,977	$126,978
Network Integration group	151,275	143,345	153,278
All others	—	310	241
	277,225	249,632	280,497
Intersegment adjustment	(13,314)	(7,298)	(8,805)
Total	$263,911	$242,334	$271,692
Network Equipment revenue primarily consists of Metro Ethernet equipment, optical transport equipment, out-

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

of-band network equipment, defense and aerospace network applications, the related service revenue and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.
One customer generated $44.8 million, $36.5 million, and $27.1 million of revenues in the Network Integration group, or 17%, 15%, and 10% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.
As of December 31, 2010, amounts due from one customer in the Network Integration group accounted for 22% of accounts receivables. The same customer accounted for 19% of accounts receivables as of December 31, 2009.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following table summarizes segment revenues, excluding intersegment sales, by geographical region (in thousands):

Years ended December 31:	2010	2009	2008
Network Equipment group:
United States.	$56,063	$47,010	$53,654
Americas, excluding the United States.	8,916	4,203	5,851
Europe	37,696	39,760	46,453
Asia Pacific	9,879	7,682	11,404
Other regions	82	294	1,042
Total Network Equipment	112,636	98,949	118,404
Network Integration group:
Europe	151,275	143,345	153,278
Total Network Integration	151,275	143,345	153,278
All others:	—	40	10
Total	$263,911	$242,334	$271,692
The following table is a summary of long-lived assets, consisting of property and equipment, be geographic region (in thousands):

December 31:	2010	2009
Americas	$2,273	$1,567
Europe	6,237	5,961
Asia Pacific	31	13
Total	$8,541	$7,541

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following table provides selected Consolidated Statements of Operations information by business segment (in thousands):

Years ended December 31:	2010	2009	2008
Gross profit:
Network Equipment group	$71,884	$57,097	$67,825
Network Integration group	41,116	40,933	38,301
All others	—	190	143
	113,000	98,220	106,269
Corporate unallocated and intersegment adjustments(1)	(199)	61	68
Total gross profit	$112,801	$98,281	$106,337
Depreciation expense:
Network Equipment group	$1,806	$1,684	$1,674
Network Integration group	624	284	286
All others	—	11	12
Corporate	59	51	44
Total depreciation expense	$2,489	$2,030	$2,016
Operating income (loss):
Network Equipment group	$12,204	$(1,467)	$(1,093)
Network Integration group	12,211	13,821	6,396
All others	—	(1,453)	(1,777)
	24,415	10,901	3,526
Corporate unallocated operating loss and adjustments(1)	(11,778)	(14,657)	(15,742)
Total operating income (loss)	$12,637	$(3,756)	$(12,216)
________________________________

(1)	Adjustments represent the elimination of profit in inventory

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following table provides selected balance sheet information by business segment (in thousands):

December 31:	2010	2009
Additions to property and equipment:
Network Equipment group	$2,424	$1,345
Network Integration group	1,051	1,323
Corporate	52	241
Discontinued operations	9,591	6,306
Total property and equipment	$13,118	$9,215
Total assets:
Network Equipment group	$82,913	$74,115
Network Integration group	109,243	100,308
Optical Components group	—	—
All others	—	796
Corporate and intersegment eliminations	134,710	29,539
Discontinued operations	—	196,061
Total assets	$326,866	$400,819
Goodwill:
Network Equipment	$12,829	$11,628
Network Integration	13,672	14,079
Total goodwill	$26,501	$25,707

15. Other Income, Net
Following is a summary of other income, net (in thousands):

Years ended December 31:	2010	2009	2008
Interest income	$297	$493	$1,755
Loss on foreign currency transactions	(2,728)	(435)	(668)
Other, net	(134)	553	206
Total	$(2,565)	$611	$1,293

16. Sale of Investments in Unconsolidated Entities
On December 14, 2009, Broadcom Corporation completed the acquisition of Dune Networks, Inc., a privately held company in which MRV held a $0.5 million cost based investment. MRV recorded a $3.5 million gain on sale of the investment for the year ended December 31, 2009. A $4.0 million receivable for the cash proceeds is reflected in other current assets at December 31, 2009. MRV received the cash proceeds from the sale, less amounts retained in escrow, in the first quarter of 2010. The escrow period is 18 months from the date of sale, and $0.3 million of escrowed funds relating to this transaction are included in other receivables in the accompanying balance sheets as of December 31, 2010.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

17. Quarterly Financial Data (Unaudited)
The following tables summarize MRV's Statements of Operations (in thousands):

Three months ended:	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$60,911	$59,061	$68,437	$75,502
Cost of goods sold	32,339	32,466	40,336	45,969
Gross profit	28,572	26,595	28,101	29,533
Operating expenses:
Product development and engineering	5,537	4,579	5,654	6,018
Selling, general and administrative	19,274	20,280	17,265	20,331
Impairment of goodwill	—	—	—	1,226
Total operating expenses	24,811	24,859	22,919	27,575
Operating income	3,761	1,736	5,182	1,958
Interest expense	(213)	(223)	(244)	(277)
Gain from settlement of deferred consideration obligation	520	—	—	—
Other income, net	281	(362)	(1,242)	(1,242)
Income from continuing operations before income taxes	4,349	1,151	3,696	439
Provision for income taxes	1,446	2,266	884	(1,935)
Income (loss) from continuing operations	2,903	(1,115)	2,812	2,374
Income from discontinued operations	1,439	4,482	762	37,123
Net income	$4,342	$3,367	$3,574	$39,497
Less:
Net income from continuing operations attributable to noncontrolling interests	720	400	696	273
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to MRV	$3,622	$2,967	$2,878	$39,224
Net income (loss) from continuing operations attributable to MRV	$2,183	$(1,515)	$2,116	$2,101
Net income (loss) from discontinued operations attributable to MRV	$1,439	$4,482	$762	$37,123
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$(0.01)	$0.01	$0.01
From discontinued operations	0.01	0.03	—	$0.24
Net income attributable to MRV per share — basic (1)	$0.02	$0.02	0.01	$0.25
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$(0.01)	$0.01	$0.01
From discontinued operations	0.01	0.03	—	$0.23
Net income attributable to MRV per share — diluted (1)	$0.02	$0.02	0.01	$0.24
Basic weighted average shares	157,629	157,684	157,707	157,257
Diluted weighted average shares	158,031	158,621	158,590	158,068

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Three months ended:	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$56,373	$56,027	$60,789	$69,145
Cost of goods sold	34,238	32,401	35,558	41,856
Gross profit	22,135	23,626	25,231	27,289
Operating expenses:
Product development and engineering	5,408	4,996	6,092	6,236
Selling, general and administrative	20,344	18,078	18,048	22,835
Total operating expenses	25,752	23,074	24,140	29,071
Operating income (loss)	(3,617)	552	1,091	(1,782)
Interest expense	(497)	(328)	(292)	(208)
Gain from sales of investments in unconsolidated entities	—	—	—	3,488
Gain from settlement of deferred consideration obligation	—	—	—	20,524
Other income, net	1,264	(444)	(452)	243
Income (loss) from continuing operations before income taxes	(2,850)	(220)	347	22,265
Provision for income taxes	1,306	1,259	1,425	177
Income (loss) from continuing operations	(4,156)	(1,479)	(1,078)	22,088
Gain (loss) from discontinued operations	(10,635)	(3,672)	879	(547)
Net income (loss)	$(14,791)	$(5,151)	$(199)	$21,541
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	549	569	316	323
Net income (loss) from discontinued operations attributable to noncontrolling interests	(2)	12	22	15
Net income (loss) attributable to MRV	$(15,338)	$(5,732)	$(537)	$21,203
Net income (loss) from continuing operations attributable to MRV	$(4,705)	(2,048)	$(1,394)	$21,765
Net income (loss) from discontinued operations attributable to MRV	$(10,633)	$(3,684)	$857	$(562)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.03)	$(0.01)	$(0.01)	$0.14
From discontinued operations	(0.07)	(0.02)	0.01	—
Net income (loss) attributable to MRV per share — basic (1)	$(0.10)	$(0.03)	$—	$0.14
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.03)	$(0.01)	$(0.01)	$0.14
From discontinued operations	(0.07)	(0.02)	0.01	—
Net income (loss) attributable to MRV per share — diluted (1)	$(0.10)	$(0.03)	$—	$0.14
Basic weighted average shares	157,447	157,530	157,584	157,608
Diluted weighted average shares	157,447	157,530	157,584	157,987
_____________________________

(1)	Amounts may not add due to rounding.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010

18. Noncontrolling Interests
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
On October 29, 2010 the Company completed the purchase of the remaining 40 percent interest in Tecnonet S.p.A, its majority owned Italian Network Integration subsidiary, for $5.6 million. After the purchase, MRV is the 100% owner of Tecnonet S.p.A. The noncontrolling interest's share of the net book value of Tecnonet was $6.7 million as of the date of the transaction. The amount by which the noncontrolling interest balance exceeded the purchase price was recorded as an increase in MRV equity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2010, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on the remedial steps taken in mitigating risks relating to the 2009 identified material weakness, and the ability to sustain improvements relating to disclosure and financial reporting, management concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) as of December 31, 2010 were effective.
To further address any remaining risks identified in our internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the audited consolidated financial statements included in this Form 10-K. Notwithstanding the remaining remedial efforts to improve deficiencies in our internal control over financial reporting as of December 31, 2010, we believe that the audited consolidated financial statements contained in this Form 10-K present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
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
A company's internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company's control activities. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2010 was effective.

Management's continual efforts to improve the design and operating effectiveness of our internal controls over financial reporting have led to the conclusion that deficiencies and significant deficiencies identified that aggregated and resulted in a material weakness in the control environment in 2009 have been remediated and remaining deficiencies do not rise to the level of a material weakness. Management has not identified any material weaknesses resulting from design and/or operating effectiveness in the internal control system. A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses
Based on the additional procedures performed as part of the Company's ongoing remediation of its financial controls, management has concluded that effective improvements were made to the internal control system to mitigate the material weaknesses identified in 2009. Since December 31, 2009, we have implemented the following remediation measures to address the material weaknesses that existed as of that date:

•	We have implemented a Transaction Authority Matrix clearly documenting the delegation of authority and approval requirements for non-standard transactions and journal entries.

•	We have improved and streamlined the financial statement close process through the implementation of consolidation software.

•	We have developed a detailed annual operating plan that is used to identify and investigate variances where necessary.

•	We have increased the frequency of business unit reporting from quarterly to monthly.

•	We are conducting more frequent and more in-depth periodic audits of controls at the subsidiary level.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2011

Item 9B.    Other Information.
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item under the heading "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from information to be contained in the Company's 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation.
The information required by this Item under the heading "Executive Compensation" is incorporated herein by reference from information to be contained in the Company's 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from information to be contained in the Company's 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item under the heading "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from information to be contained in the Company's 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information required by this Item under the heading "Principal Accounting Fees and Services" is incorporated herein by reference from information to be contained in the Company's 2011 Proxy Statement.

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

2.2
Share Purchase Agreement, dated December 24, 2009, by and among the Company, EDSLan Finance S.r.l., Elio Bianchi, Rodolfo Casieri, Cristina Ciambellini, Sergio Ciambellini and Barbara Pedrazzani (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 31, 2009)

3.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc. (incorporated by reference from Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2007)

3.2	Bylaws of MRV Communications, Inc., as amended through October 5, 2009 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 6, 2009)

4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (file No. 333-64017) filed on September 9, 1998)

10.1	Employment Letter Agreement, dated June 8, 2010, between the Company and Dilip Singh (incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 10, 2010)

10.2	Employment Agreement, effective as of July 21, 2009, by and between MRV Communications, Inc. and Christiaan King (incorporated by reference from Exhibit 10.2 of Form 8-K filed on July 27, 2009)

10.3	Executive Agreement, dated March 10, 2011, by and between MRV Communications - Boston Division, Inc. and Barry Gorsun (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 15, 2011)

10.4	Employment Agreement, effective as of December 28, 2008, by and between MRV Communications, Inc. and Blima Tuller (filed herewith)

10.5	Separation and Release Agreement, dated June 8, 2010, between the Company and Noam Lotan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 10, 2010)

10.6	Form of Executive Severance Agreement, by and between the Company and the Executive (incorporated by reference from Exhibit 10.2 of Form 8-K filed on May 27, 2010)

10.7	MRV Communications, Inc. Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 29, 2010)

10.8	Notice of Grant of Non-Qualified Stock Option Award to Dilip Singh (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-168910) filed on August 17, 2010)

10.9	MRV Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-167971) filed on July 2, 2010)

10.10
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for employees under the 2007 Omnibus Incentive Plan for 2007 - 2010 (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)

10.11
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for employees under the 2007 Omnibus Incentive Plan for 2011 - present (incorporated by reference from Exhibit 10.2 of Form 8-K filed on March 15, 2011)

10.12
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for directors under the 2007 Omnibus Incentive Plan for the years 2007 - 2008 (incorporated by reference from Exhibit 10.9 of Form 10-K filed on October 8, 2009)

10.13
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for directors under the 2007 Omnibus Incentive Plan for 2010 - present (incorporated by reference from Exhibit 4.3 of Form S-8 (file no. 333-167971) filed on July 2, 2010)

10.14
Form of Notice of Grant and Agreement for Restricted Stock Award for directors under the 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.4 of Form S-8 (file no. 333-167971) filed on July 2, 2010)

Exhibit No.	Description
10.15	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-107109) filed on July 17, 2003)

10.16
Form of Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 4.2 of Form S-8 (file no. 333-107109) filed on July 17, 2003)

10.17	MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81958) filed on February 1, 2002)

10.18
Form of MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-81958) filed on February 1, 2002)

10.19	MRV 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81954) filed on February 1, 2002)

10.20	Form of MRV 2002 International Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-81954) filed on February 1, 2002)

10.21	2001 MRV Stock Option Plan for Employees of Appointech, Inc. (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-71180) filed on October 9, 2001)

10.22	Form of 2001 MRV Stock Option Plan for Employees of Appointech, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-71180) filed on October 9, 2001)

10.23	Luminent, Inc. 2000 Amended and Restated Stock Option Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-81950) filed on February 1, 2002)

10.24
Form of Luminent, Inc. Amended and Restated 2000 Stock Option Plan Stock Option Agreement under the (incorporated by reference from Exhibit 4.3 of Form S-8 (file no. 333-81950) filed on February 1, 2002)

10.25	1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-87739) filed on September 24, 1999)

10.26	Form of 1998 Nonstatutory Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87739) filed on September 24, 1999)

10.27	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)

10.28	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87735) filed on September 24, 1999)

10.29
Stock Option Agreement effective as of October 29, 2002 under the 1997 Incentive and Nonstatutory Stock Option Plan, as amended, by and between MRV and Noam Lotan (incorporated by reference from Exhibit 10.29 of Form 10-K filed on October 8, 2009)

10.30
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

10.31
Settlement Agreement and Release, effective as of December 20, 2009, by and among the Company, Yoram Snir and Fully-Settling Stockholders and Partially-Settling Stockholders, each as defined therein (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 24, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included following signature page)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
Date: March 16, 2011	/s/ Dilip Singh
Dilip Singh Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: March 16, 2011	/s/ Dilip Singh
Dilip Singh Chief Executive Officer
Principal Financial and Accounting Officer:
Date: March 16, 2011	/s/ Chris King
Chris King Chief Financial Officer
All of the Board of Directors: Dilip Singh, Kenneth Shubin Stein, Charles Gillman, Joan Herman, Michael Keane, Michael McConnell, Igal Shidlovsky, and Philippe Tartavull.

By:
Date: March 16, 2011	/s/ Jennifer Hankes Painter
Jennifer Hankes Painter As Attorney-in-fact

POWER OF ATTORNEY
        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Dilip Singh and Jennifer Hankes Painter, the true and lawful attorneys-in-fact and agents with full power and authority in said attorneys-in-fact and agents to sign for the undersigned, in their respective names as directors of MRV Communications, Inc., the Annual Report on Form 10-K for the year ended December 31, 2010, and to file any and all amendments to the Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises.

Signature	Title	Date

/s/ Kenneth Shubin Stein
Kenneth Shubin Stein	Chairman of the Board	March 15, 2011
/s/ Dilip Singh
Dilip Singh	Chief Executive Officer and Director	March 15, 2011
/s/ Charles Gillman
Charles Gillman	Director	March 15, 2011
/s/ Joan Herman
Joan Herman	Director	March 15, 2011
/s/ Michael Keane
Michael Keane	Director	March 15, 2011
/s/ Michael McConnell
Michael McConnell	Director	March 15, 2011
/s/ Igal Shidlovsky
Igal Shidlovsky	Director	March 15, 2011
/s/ Philippe Tartavull
Philippe Tartavull	Director	March 15, 2011