Form 10-K/A
period 2010-12-31
MRV COMMUNICATIONS INC
filed 2011-05-02
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from t o

Commission file number 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	6-1340090
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends Items 10 to 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 16, 2011 (the "Original Filing") for MRV Communications, Inc. ("MRV" or the "Company"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 30, 2010. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the "SEC"), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

        Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing.

MRV Communications, Inc.

Annual Report on Form 10-K/A

For the fiscal year ended December 31, 2010

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Biographical information about each director as of March 31, 2011 appears below.

Kenneth H. Shubin Stein, Chairman, age 41, Director since 2009

        Dr. Shubin Stein is the independent Chair of the Board of Directors of MRV. He is also the founder of Spencer Capital Management, LLC, an investment management firm that serves as the investment manager of Spencer Capital Fund, LLC. Dr. Shubin Stein has served as the managing member of Spencer Capital Management since its founding in December 2002. Prior to that, he was a portfolio manager at Promethean Investment Group LLC, an investment firm, from September 2001 to December 2002, and an orthopedic resident at Mount Sinai Hospital from July 2000 until August 2001. Dr. Shubin Stein served as a director on the Board of Celebrate Express, Inc. from August 2006 to August 2008. He is a graduate of the Albert Einstein College of Medicine and graduated from Columbia College with dual concentrations in premedical studies and political science. Since January 2008, he has been an adjunct associate professor of Finance and Economics at Columbia Business School where he teaches an Advanced Investment Research class that includes classes on corporate governance and ethics. As an investor and fund manager, he focuses the Board and management on shareholder value and performance metrics. Dr. Shubin Stein is also involved in philanthropic activities, serving as the Chairman of Crutches 4 Kids and serving as a member of the HelpUSA board of directors.

Dilip Singh, age 62, Director since 2010

        Mr. Singh joined MRV as its CEO in July 2010. He has 39 years of operational executive management experience with global Fortune 500 telecom carriers, entrepreneurial start-ups and early stage telecom software companies, network equipment providers and a venture capital firm. Prior to joining MRV, Mr. Singh was CEO of Telia-Sonera Spice Nepal from 2008 to 2009 with responsibility for turning a new acquisition to sustained growth and profitability. From 2004 to 2008, Mr. Singh was President and CEO of Telenity, Inc., a convergence applications, service delivery platform and value added services telecom software company that increased revenue and profitability by six times under his leadership serving over 30 worldwide Tier 1 and Tier 2 wireless operators. Mr. Singh was President of NewNet, a telecom infrastructure software startup, which was acquired by ADC Telecommunications Inc., from 1994 to 1998. At NewNet, he focused on creating a common underlying vision, changing the business model from professional services to a product company, development and management of international customer relationships and strategic partnerships, and initiating new applications product development. He remained an executive consultant to ADC through 2000, and returned in 2003 to 2004 as the president of ADC's software systems division. In the interim 2001 to 2003 period, he was an entrepreneur in residence with MC Venture Partners, and in such capacity acted as an executive consultant and board member of several companies. From 1988 to 1994, Mr. Singh was an executive director at Sprint Corporation where he directed strategic planning and development of intelligent network services, network management and call center applications for consumer and business customers, and supported marketing and sales with an annual revenue impact of over $2 billion. Prior to Sprint, he co-founded United Database Corporation, a start-up which led the introduction of yellow pages in three major metropolitan cities in India and had $12 million in revenue during its first 18 months. Mr. Singh began his career as an executive telecommunication consultant with Alcatel-Lucent switching systems divisions in the United States, England, Germany and Italy for over 10 years. His vast experience as an executive in the global telecommunications industry has provided the company with a wealth of knowledge of the industry, our competitors, vendors and customers and has helped us expand into additional global markets. He earned a master's degree of technology from the Indian University of Technology and a master's degree of science from the University of Jodhpur.

Charles M. Gillman, age 40, Director since 2009

        In June 2002, Mr. Gillman founded Value Fund Advisors, LLC, an investment management firm that utilizes both a research-intensive investment process and a long-term investment strategy and serves as its Chief Executive Officer. Since March 2001, Mr. Gillman has also provided portfolio management services for Nadel and Gussman, LLC, a management company that employs personnel for its family-related entities and affiliates. Prior to founding Value Fund Advisors, Mr. Gillman held a number of positions in the investment industry and developed an expertise in the analysis of companies going through dramatic corporate transitions. From September 1992 to June 1994, Mr. Gillman was a strategic management consultant in the New York office of McKinsey & Company, a management consulting firm. While at McKinsey, Mr. Gillman worked to develop strategic plans for business units of companies located both inside the United States and abroad. Mr. Gillman serves on the board of directors of Littlefield Corporation, a publicly-traded company where he has served since May 2008, and CompuMed, Inc., where he has served since February 2008. Mr. Gillman brings to the Board a very analytical investment expertise and a dedicated focus on shareholder value creation. Mr. Gillman received a bachelor of science, summa cum laude, from the Wharton School of the University of Pennsylvania.

Joan Herman, age 57, Director since 2009

        Ms. Herman is the President and Chief Executive Officer of Herman and Associates, LLC, a healthcare and management consulting firm. Prior to assuming this position in August 2008, she served in a variety of positions at WellPoint, Inc., a premier health benefits organization with $60 billion in revenue, from 1998 to June 2008. From October 2007 to June2008, she was President and CEO of WellPoint's Consumer business unit, where she oversaw the management of 5.9 million medical members and $18 billion in revenue. From 2004 to 2007, she was the President and CEO of WellPoint's Specialty, Senior and State Sponsored business unit. From 1982 to 1998, Ms. Herman served in a variety of roles at Phoenix Life Insurance Company, a $2.5 billion provider of life insurance, annuities and investment products. She last served as Senior Vice President of Strategic Development, where she was responsible for mergers and acquisitions, joint ventures and startups. Ms. Herman currently serves on the board of Qualicorp, a Brazilian benefits administrator and insurance brokerage company, as well as on the strategic advisory board of Health Data Insights. She previously served as a director of MCS HMO, a managed health care company in Puerto Rico from 2000 to 2008, as a director of Medix Resources from 2000 to 2003 and as a director of Health Insurance Association of America from 2001 to 2003. She also served on the strategic advisory board of Bayer Medical Care from 2008 to 2010. Ms. Herman brings to our Board a wealth of knowledge as an operational manager of large business units and an extensive experience in integrating acquisitions. As a Fellow of the Society of Actuaries and a member of the Academy of Actuaries, on whose board of directors she has served, her actuarial background gives her valuable experience in evaluating financial and business risks. She holds a bachelor of arts in mathematics from Barnard College, a master's degree in mathematics from Yale University and a master's degree in business administration from Western New England College.

Michael E. Keane, age 55, Director since 2009

        Mr. Keane joined Clipper Windpower, Inc. in September 2008, and is its Executive Vice President and CFO. He was also on its board of directors from March 2010 to December 2010 when it was acquired by United Technologies Corporation. From 2005 to 2008, he served as the CFO of Computer Sciences Corporation ("CSC"). Prior to joining CSC, Mr. Keane was the CFO of UNOVA, Inc. for eight years following the spin-off of UNOVA from Western Atlas, Inc. He joined Litton, a predecessor to UNOVA, in 1981, was named Assistant Treasurer in 1988, and became Director of Pensions and Insurance in 1991. He was then elected Vice President and Treasurer of Western Atlas when the company was spun off from Litton in 1994, and promoted to Senior Vice President and CFO in 1996. Prior to his career at Litton, he was a certified public accountant at Price Waterhouse. Mr. Keane previously served on the board of directors of Zix Corporation, a public internet privacy and security company, from 1998 to 2006. He currently serves as a director for the City of Hope, a non-profit comprehensive cancer center. Mr. Keane is our Audit Committee Chair and designated "audit committee financial expert," and his background and experience as the CFO of multiple public companies has been invaluable to the Company and its finance team. He holds a bachelor of science degree in accounting from Illinois State University and a master's degree in business administration from the Anderson Graduate School of Management at the University of California at Los Angeles.

Michael J. McConnell, age 45, Director since 2009

        From March 2009 to present, Mr. McConnell has served as the chief executive officer for Collectors Universe, Inc., a third-party grading and authentication services company for which he had been a Board member since 2007. From January 1995 to September 2008, Mr. McConnell was a managing director of Shamrock Capital Advisors, Inc., a privately-owned investment company of the Roy E. Disney family. Mr. McConnell served as a member of that firm's Executive Committee. Prior to joining Shamrock in 1995, Mr. McConnell held various positions at PepsiCo (August to December 1994), Merrill Lynch (June to August 1993) and Kidder Peabody (October 1989 to June 1991). Mr. McConnell currently serves on the board of Collectors Universe, Inc., where he has served since July 2007, and formerly served on the boards of Ansell Limited (October 2001 to November 2005), Nuplex Industries (December 2000 to March 2002), Force Corporation (March 1999 to May 2000), iPass Inc. (February 2007 to October 2008), Neo Technology Ventures (February 1999 to June 2004), Cosmoline Limited (March 1997 to May 1999) and Port-Link International (August 2000 to November 2005). He is also involved with several philanthropic organizations, including his service on the Board of Governors of Opportunity International from 2006 to present. Mr. McConnell contributes to our Board his broad wealth of experience obtained as executive management, principal investor and board member in numerous other companies. He received a bachelor of arts degree in economics from Harvard University and his master's degree in business administration (with distinction — Shermet Scholar) from the Darden School of the University of Virginia.

Igal Shidlovsky, age 74. Director since 1997

        Mr. Shidlovsky serves as Managing Director of Global Technologies, an investment and consulting organization which he founded in 1994. He has extensive management and consulting experience with international companies and start up technology companies. He held several executive positions including Vice President, Corporate Development at Siemens Pacesetter, a division of Siemens AG Medical Group, Director of Strategic Planning and Technology Utilization, and Director of the Microelectronics Department at Siemens Corporate Research from 1982 to 1994. From 1969 to 1982 he was with RCA Laboratories, a leading electronic research and development organization. As the longest serving independent director, Mr. Shidlovsky contributes a valuable historical insight and background knowledge of our operations and management. He holds a bachelor of science degree in chemistry from the Technion and master's degree and Ph.D. from the Hebrew University in Israel.

Philippe Tartavull, age 53, Director since 2009

        Mr. Tartavull has more than 20 years of experience in leading information technology industries in the United States and abroad. Since December 2007, he has served as Chief Executive Officer, President and director of Hypercom Corporation. From 1998 to 2007, Mr. Tartavull served as President of Oberthur Card Systems USA, following a year as its Chief Operating Officer. Oberthur targets the payment, mobile communications, identification, transit and multimedia markets. Prior to joining Oberthur, Mr. Tartavull served as President and Chief Executive Officer of Thales/Syseca, Inc., a provider of system integration services and mission-critical software. His previous positions included Vice President of Sales and Marketing for Syseca, South America, Europe and North America, and managerial positions with Compagnie Internationale des Services Informatiques, Baker International and European Management Oil & Gas Investment. He has also served on a number of boards of technology companies. Mr. Tartavull's global business experience in a publicly traded company and insight is invaluable to our Board, specifically in the areas of operations, mergers and acquisitions, global strategy, governance and compensation structures that motivate achievement of challenging goals in a global marketplace. He earned a master's degree in business administration from the Institut d'Administration des Enterprises, Sorbonne University, a master's degree in engineering from Ecole Nationale Superieure des Pétroles et des Moteurs, and a bachelor of science degree in engineering from the Centre d'Etudes Supérieure des Techniques Industrielles, all in Paris, France. He is also a graduate of the executive program at the University of California at Los Angeles' Anderson School of Management.

Executive Officers

        Biographies of the current executive officers of the Company are set forth below, excluding the biography of Mr. Singh, which is included under "Directors" above.

Barry Gorsun, age 67, President of the Optical Communications Systems Division

        Mr. Gorsun joined MRV in October 2010 and serves as President of MRV's Optical Communications Systems division. He has over 30 years of technology management experience. He began his career as an engineer for RCA Missile Systems where he worked as manager of the technical team that successfully developed the radar and transponder system for the first manned moon flight in 1969. As director of manufacturing and engineering at Bowmar/Ali, he contributed to the growth of the company from start-up to $300 million in revenues. During his tenure as the vice president of operations at Modicon Corporation, the company grew from $5 million to $200 million in five years, at which time due to his efforts the company was acquired by Gould Inc. As executive vice president at Analogic Corporation, he assisted in growing that firm to $250 million in revenue during a four year period. Mr. Gorsun joined Summa Four in 1983 as vice president of operations, was promoted to chief operating officer and then president and chief executive officer in which role he served for five years until his appointment as chairman in 1993 when the company went public. At Summa Four, Mr. Gorsun led a total company refocusing in response to significant industry changes and marketing challenges. In 1998, Mr. Gorsun was responsible for the sale of Summa Four to Cisco Systems, Inc. and Mr. Gorsun served as an advisor to the Cisco Systems' Board from 1998 to 2000. Mr. Gorsun has also served as the chairman of the Computer and Communication Industry Association, an industry resource/forum on the national level from 1993 to 1995, and Cetcon, Inc., a start-up telecommunications engineering consulting firm from 2000 to 2004. He was a director of Gensym Corporation, an industry leader in intelligent operations and management software tools and solutions from 1998 to 2006; and served as a member of the executive committee of the International Engineering Consortium from 1996 to 2000. He also co-founded SQMsoft, a global software company focused on the efficient and effective use of energy and bandwidth. From 2006 to 2010, Mr. Gorsun was the managing partner of Baystate Capital, his personal investment company.

Chris King, age 39, Chief Financial Officer

        Mr. King has served as MRV's CFO since July 2009. Prior to that, he was MRV's Vice President of Finance and Chief Compliance Officer from January 2008. From 2005 through December 2007, he served as the Senior Vice President, Finance for Tandberg Television, which was a public company traded on the Oslo Stock Exchange until it was acquired by Ericsson in 2007. In 2005, Tandberg Television acquired GoldPocket Interactive, Inc. where Mr. King served as CFO, Secretary and Treasurer from the time he joined in 2000. As CFO of GoldPocket, he raised approximately $50 million in venture capital, completed three acquisitions, and oversaw the formation and subsequent spin out of GoldPocket Wireless, Inc. (acquired by Motricity, Inc. in 2006) and Mixed Signals, Inc. (acquired by Tektronix, Inc. in 2010) before running a process that culminated in the sale of the company to Tandberg Television. From 1993 through 2000, he practiced accounting in the audit and business advisory services group of PricewaterhouseCoopers. Mr. King holds a bachelor of arts degree in business economics from the University of California, Santa Barbara, and he is a certified public accountant.

Jennifer Hankes Painter, age 41, VP, General Counsel, Chief Compliance Officer and Secretary

        Ms. Painter joined MRV as Vice President, General Counsel in February 2009, became the Chief Compliance Officer in July 2009, and added the title of Secretary in November 2009. Prior to joining MRV, from 2004 to 2008 Ms. Painter served as vice president, assistant general counsel for The Ryland Group, Inc., a national homebuilder, where she was responsible for the company's regulatory compliance, corporate governance, financings, and general corporate and employment law. From 2001 to 2004, Ms. Painter served as vice president, general counsel of Cadiz Inc., a public water and agricultural company, where she was responsible for the company's domestic and international legal and compliance issues. Prior to joining Cadiz, Ms. Painter was employed as an associate with Sullivan & Cromwell LLP, an international law firm, where she dealt with merger and acquisition transactions, securities and other corporate matters; and was an officer in the U.S. Army Corps of Engineers prior to her legal career. She received a bachelor of science degree in civil engineering from the U.S. Military Academy and a juris doctor degree from Loyola Law School of Los Angeles. Ms. Painter is an active member of the California Bar.

Blima Tuller, age 32, Vice President, Finance

        Ms. Tuller joined MRV as Director of Finance in December 2008 and was appointed Vice President, Finance in July 2009. Prior to joining MRV, from 2006 she served as vice president of finance and chief accounting officer for QPC Lasers, Inc., a start-up manufacturer and distributor of semiconductor lasers, where she was responsible for public company financial reporting and implementation of Sarbanes-Oxley controls and processes. Prior to that she held the positions of vice president of finance for Ameripath's Esoteric Division, director of finance of Specialty Laboratories, a clinical reference laboratory acquired by Ameripath in 2006, and director of Specialty Laboratories' internal audit department, developing an internal audit function and bringing the company into Sarbanes-Oxley compliance. From 1998 to 2003, Ms. Tuller held a variety of positions at the public accounting firms of Arthur Andersen LLP and KPMG LLP. She holds a bachelor's degree of business administration in accounting from Cleveland State University.

Committee Composition of the Board of Directors

        The members of the Board of Directors, and the committees of the Board of Directors on which they serve, are identified below:

Name	Audit		Compensation		Nomination and Governance
Kenneth H. Shubin Stein (Chair)	X				X
Dilip Singh
Charles M. Gillman	X
Joan Herman			X		X
Michael Keane	X	(1)
Michael J. McConnell			X
Igal Shidlovsky					X	(1)
Philippe Tartavull			X	(1)

(1)
Committee Chair

Audit Committee

        From May 2010 to present, the Audit Committee has been comprised of Messrs. Keane, Shubin Stein and McConnell. The Board of Directors has determined that each of these individuals has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board of Directors has further determined that Mr. Keane is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Exchange Act, our directors, executive officers and stockholders who own more than 10% of a registered class of the Company's equity securities are required to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based on filings we have made on behalf of directors and officers, and on a review of copies of such reports furnished to us, that the reports required of our executive officers, directors and 10% or greater stockholders were duly and timely filed during the year ended December 31, 2010, with the exception of a one-month delay in filing a Form 3 for Ms. Mary Jane Gruninger who was promoted to the position of President of the Company's Optical Communications Systems division during part of 2010.

Code of Business Conduct and Corporate Governance

        We have adopted a Code of Business Conduct and Corporate Governance that applies to all of our directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of the CEO, CFO, and other employees who perform financial or accounting functions are set forth in the section of the Code of Business Conduct and Corporate Governance entitled "Special Ethics Obligations of Employees with Financial Reporting Responsibilities." The Code is available through our website at www.mrv-corporate.com. Printed copies are available free of charge and may be requested by contacting the Investor Relations Department either by mail at corporate headquarters, by telephone at (818) 886-6782 or by e-mail at ir@mrv.com.

        We intend to satisfy the disclosure requirements under the Exchange Act regarding an amendment to, or a waiver from, the Code of Business Conduct and Corporate Governance by posting such information on our website at www.mrv-corporate.com.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This compensation discussion and analysis explains our strategy, design and decision-making around our compensation programs and practices as they relate to our named executive officers (the "Named Executive Officers") as defined by the rules promulgated under the Exchange Act. The Compensation Committee has the responsibility for evaluating, approving and recommending to the Board of Directors MRV compensation programs. The Compensation Committee is also responsible for reviewing and evaluating the performance of our CEO and his direct reports, including all of the Named Executive Officers, relative to meeting corporate goals and objectives, and determining compensation levels for these officers based on this evaluation.

Philosophy

        The Compensation Committee believes that the best mix of compensation consists of base salary, performance-based cash bonuses and longer-term equity incentive compensation in the form of stock options. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. However, our compensation policies are generally structured to establish a competitive overall compensation package that is heavily weighted towards pay-for-performance. Accordingly, we set base salaries within a market-based range where the midpoint of the range is set below the industry average, and weight accomplishment of corporate performance objectives in the form of incentive bonuses and long-term equity awards.

        In March 2010, the Board of Directors approved the MRV Incentive Compensation Plan (the "Plan"), a performance-based incentive plan applicable to the Named Executive Officers and other management. In order to determine performance-based annual incentive compensation, the Compensation Committee uses factors including certain financial metrics in an effort to align the financial interests of our management, including the Named Executive Officers, with long-term shareholder value creation. Specifically, the Plan ties bonus payments to operating income and revenue targets as well as the achievement of other key performance objectives, which the Compensation Committee and Board deem to be areas of focus for management at this time. For 2011, the Compensation Committee and Board of Directors added operating cash flow to revenue and operating income for the financial objectives, and eliminated the subjective individual performance objective component from the bonus determinations.

        We believe long-term equity awards attract and motivate a highly-talented executive team. Our equity awards are designed to create a strong connection between executive compensation and sustainable long-term shareholder value.

        This philosophy may cause compensation to fluctuate from year to year, and as a result, the Named Executive Officers' compensation levels may be above or below the comparable range of our peers. The Compensation Committee has reviewed our compensation policies and practices for all employees, including executive and non-executive officers, and determined that our compensation programs do not give rise to risks reasonably likely to have a material adverse effect on MRV. The Committee noted several design features of MRV's incentive programs for all executive officers in particular that reduce the likelihood of excessive risk-taking and instead encourage behaviors that support sustainable long-term stockholder value. For example:

  •
  The program design provides a balanced mix of annual and longer-term incentives.

  •
  There is a significant weighting towards long-term incentive compensation that discourages short-term risk-taking. Further, in March 2011, our Board approved a framework of stock ownership guidelines for executive officers as well as directors that will require them to maintain a meaningful equity ownership level before they can sell their equity grants, thereby increasing their alignment with long-term stockholder value.

  •
  Pay-for-performance features such as the minimum operating income target are balanced by appropriate target setting and sliding payout scales.

        To the extent readily determinable, the Compensation Committee considers the anticipated tax treatment to MRV and to the officers and employees of various types of compensation, including the limitation of Section 162(m) of the Internal Revenue Code of 1986, as amended. Some types of compensation and associated deductibility for Company tax purposes depend upon the timing, pricing, vesting or exercise of granted stock options. Interpretations of and changes in the tax laws also affect the deductibility of compensation.

Annual Compensation Methodology

        The Compensation Committee meets annually to review the salary, bonus and stock option award compensation given to the Named Executive Officers and our other highly compensated employees, and reviews and recommends to the Board the incentive plans for each of our subsidiaries and business segments. In addition, the Plan provides for bonuses based on corporate and business unit performance, as applicable, and each year the Compensation Committee will adjust targets pursuant to the Plan. For Named Executive Officers, the Compensation Committee determines whether MRV's financial performance for the preceding year justifies adjustments to base salaries, bonuses and granting of share-based compensation as part of its annual review. In addition, from time to time, the Compensation Committee may consider discretionary bonuses for performance exceeding expectations. The Compensation Committee then recommends its overall compensation plan to the full Board for its approval. The full Board also approves the annual operating plan for the year on which the financial targets of the Plan are based.

        Each year, the Compensation Committee reviews and approves proposed grants of awards for equity incentive plan participants. The total amount of grants and specific grants for senior officers are further recommended to the full Board for approval. Common Stock-based awards are viewed as an important component of total executive pay, aligning compensation with increasing stockholder value and, thus, providing an important benefit to stockholders. Stock options provide a financial reward only in the event that stockholder values are increased. Generally, within compensation programs, stock options are viewed as a cost-effective method for providing equity-based long-term incentive compensation.

The Role of Consultants

        The Compensation Committee retained the services of Farient Advisors, an executive compensation consulting firm in January of 2010, and has continued to engage the consulting firm to present. Farient serves as our outside compensation advisor to provide advice regarding executive compensation decisions. Under the terms of the engagement, Farient provides the Compensation Committee with relevant competitive market data and alternative program designs to consider. Farient has no relationship with MRV other than as our compensation consultant, and will not provide additional services to us without the advance consent of the Compensation Committee.

        To support our Compensation Committee's decision-making in 2011, Farient prepared a comprehensive assessment of compensation for the top 30 executive positions in the six countries in which these positions are located. The review was intended to help the Compensation Committee:

  •
  understand current competitive positioning across business entities and locations;

  •
  establish a competitive pay structure that can be applied consistently across MRV, while taking into account country-specific market practices and the relative impact of positions internally; and

  •
  institute a total compensation philosophy and structure that is weighted towards pay-for-performance.

        The Farient study set forth our competitiveness regarding base salaries, total cash compensation, long-term incentive and total direct compensation. Farient then made recommendations to move MRV into alignment over a two to three year period with our market peers, taking into consideration the Compensation Committee's philosophy to weight overall compensation towards pay-for-performance.

The Role of Executive Officers in Determining Executive Compensation

        Consistent with our Compensation Committee charter, the Compensation Committee, or the Board upon recommendation of the Compensation Committee, makes all final compensation decisions related to the CEO and his direct reports, which includes all of the Named Executive Officers other than the CEO. However, our CEO and the VP, Human Resources provided information and recommendations to the Compensation Committee, including information relating to the performance of the executive officers, appropriate levels and components of compensation, including equity grants, and the targets for business unit performance or other goals for our annual cash incentives.

        In particular, our typical practice calls for our CEO and senior Human Resources officer to meet with the Compensation Committee at or near the beginning of each fiscal year to present for review and approval, as applicable:

  •
  An analysis of the 30 most highly compensated employees at MRV, which includes, among other things, their salary, short-term cash incentive bonus, long-term bonus incentive, and benefits.

  •
  Recommendations on aggregate base salary merit increases by entity and entity bonus pools based on market global compensation data and our financial performance during the prior fiscal year for all employees on the payroll to be included as part of the annual budget process.

  •
  A recommended corporate performance rating structure for determination of the annual cash incentive awards, which structure will be based upon key metrics that, if achieved, should create positive market performance and a basis for creation of long-term shareholder value.

        At the end of each year, our CEO also assists our Compensation Committee in evaluating our corporate performance and provides performance ratings for each of his direct reports for the recently completed fiscal year. Our compensation philosophy requires that the CEO must seek prior Board approval for all compensation for all executive officers and all individuals with a direct reporting relationship to the CEO. Our Human Resources department also supports the Compensation Committee in various other compensation-related tasks and in some cases acts pursuant to delegated authority to fulfill various functions in administering our compensation programs.

Determination of CEO's Compensation

        Mr. Singh's compensation was determined by the Board of Directors to incentivize him to stabilize the Company's financial results and implement a turnaround plan. He was given a one-year employment agreement beginning on July 1, 2010 with a base salary of $500,000, no bonus, and a grant of 1,750,000 stock options that vest on June 30, 2011. He was also given certain protections on termination without cause prior to the end of his one-year term. These protections are described below under "Employment Agreements and Change of Control Arrangements" beginning on page 17 below. The significant stock option grant was intended to reward him for improving shareholder value during the one-year term. The Board of Directors intends to re-negotiate Mr. Singh's employment agreement this spring for future service, and will be considering such factors as his performance in his first year as MRV's CEO, industry market data provided by Farient as described below, and MRV's financial performance and progress towards the Company's 2011 operating plan.

The Role of Peer Groups and Benchmarking

        Farient Advisors provided a competitive analysis of market pay practices for our executive officers. In consultation with the Compensation Committee, Farient selected a compensation peer group of the following 11 public communication equipment and networking companies that it believed to be similar to MRV based on product and customer profile.

  •
  Aviat Networks, Inc.

  •
  Bel Fuse Inc.

  •
  CIENA Corp.

  •
  Emulex Corp.

  •
  Extreme Networks, Inc.

  •
  Harmonic Inc.

  •
  Infinera Corp.

  •
  Ixia

  •
  Opnext, Inc.

  •
  Sonus Networks, Inc.

  •
  Tekelek

        The peer group revenues ranged from $200 million to $700 million, with a median annual revenue of approximately $400 million. Two peers from last year's compensation peer group (Finisar Corp. and Oclaro, Inc.) were removed because they were more closely competitive with our optical networking business which we divested in October 2010, and a third peer (F5 Networks, Inc.) was excluded because its revenue exceeded the target revenue range maximum. The peers were also selected due to their substantial international presence, with international revenue near 60% of total revenue. The peer group compensation data was analyzed along with published survey data. The general compensation survey information was provided by iPas Global Technology Survey, Mercer LLC and Towers Watson.

Incentive Compensation Plan and Bonus Targets

        In March 2010, the Board of Directors, upon recommendation by the Compensation Committee, approved the Plan, our annual cash incentive plan, and bonus targets for management and other participants under the Plan. In approving the targets for performance-based cash bonus compensation, the Compensation Committee and Board took the Farient benchmarking study into consideration and the committee's philosophy of weighting performance-based compensation. Mr. Singh has a separate compensation arrangement which he entered into upon his hire on July 1, 2010, and is not a participant in the Plan. Mr. Gorsun's bonus target was set at 45% upon his hire in October 2010. The targets, which were reaffirmed by the Board of Directors in March 2011 for the 2011 fiscal year, are calculated as percentages of base pay, and are as set forth for the following Named Executive Officers:

Name	Bonus Target
Chris King	60%
Barry Gorsun	45%
Jennifer Hankes Painter	60%
Blima Tuller	40%

        The Plan, which sets forth the terms for which an annual bonus is earned, states that a majority of the individual's bonus is based on the operating income and revenues of the business operating unit to which the participant of the Plan belongs. For 2010, the bonuses for participants were also based in part on pre-determined individual objectives, which are aligned with the objectives of the Company. In March 2011, at the recommendation of the Compensation Committee, the Board eliminated the use of individual objectives as a component of the Plan, and instead such annually defined objectives are used in performance evaluations and assist with promotional reviews and determinations. For Mr. King and Mmes. Painter and Tuller, 25% of their 2011 target is allocated to revenue objectives, 25% to operating cash flow objectives and the remaining 50% is allocated to operating income objectives based on the Company's Board-approved consolidated annual operating plan. Mr. Gorsun's bonus target weighs the objectives in the same ratios, but are split 80% to his business unit's approved annual operating plan, and 20% to the Company's consolidated annual operating plan.

        No bonus will be earned or paid under the Plan in 2011 if operating income falls below 80% of the Board-approved annual operating plan, nor will a bonus be earned unless the participant is employed as of the end of the Plan year, regardless of the reason for termination (unless otherwise set forth in a severance agreement). The target bonus percentages are based on the individual participant's level of responsibility in the Company and market factors.

Policy Governing Grant of Stock Options

        We have adopted a written stock option policy to supplement the provisions of our equity-compensation plans and to govern the timing of stock option grants to employees generally and to officers and directors in particular. The goal in adopting the policy was to seek to ensure that equity-based awards were made in a manner consistent with the terms of the governing plans and at prices and times that are determinable, and only upon approval by the Compensation Committee, or the Board of Directors for certain executives including the Named Executive Officers.

Fiscal Year 2010 and First Quarter 2011 Compensation Decisions

        Base Salary and Annual Cash Bonus.    In 2010, the Compensation Committee requested a study from Farient Advisors for the Company's highly compensated employees based on the peer group identified for last year, which helped the committee benchmark targets for base pay and performance — based compensation, both long- and short-term, In consultation with Farient Advisors and information provided in the study, the Board of Directors increased the base salaries of Mr. King and Ms. Painter to $230,000 each in March 2010. Farient Advisors provided a similar study for 2011 based on the peer group identified above. Taking the compensation study and personal performance into account, at its March 2011 meeting, the Board approved the following base salary increases for the Named Executive Officers:

Name	Base Salary Increase	Aggregate Base Salary
Chris King	$16,100	$246,100
Jennifer Hankes Painter	$6,900	$236,900
Blima Tuller	$47,600	$217,600

        Messrs. Singh's and Gorsun's base salaries were set at the time of their hire in 2010 at $500,000 and $230,000, respectively.

        The Board had set the annual incentive bonus targets for Messrs. Lotan and King and Mmes. Painter and Tuller at 75%, 60%, 60% and 40%, respectively, at its March 2010 Board meeting. Mr. Gorsun's target was set at 45% upon his hire, and Mr. Singh does not have an annual incentive bonus target. In March 2011, the Board kept these targets the same as the prior year, but revised the performance objectives to reach the targets as set forth above under "Incentive Compensation Plan and Bonus Targets."

        In March 2011, the Compensation Committee approved bonus payouts for all participants of the Incentive Compensation Plan during 2010. Extraordinary transaction costs related to the sale of Source Photonics and the settlement of litigation with Finisar Corporation were excluded for purposes of calculating achievement of the objectives. The bonus payout amounts paid in March 2011 pursuant to the Incentive Compensation Plan for 2010 for the Named Executive Officers ranged from 109 to 110 percent of their targets (with the exception of Mr. Gorsun's partial year payout), and were as follows:

Name	Percentage of Target	Cash Amount
Chris King	109%	$149,978
Barry Gorsun	136%	$31,272
Jennifer Hankes Painter	110%	$152,186
Blima Tuller	110%	$74,990

        Mr. Gorsun's bonus was pro rated for the time he was employed by MRV in 2010. In addition to the annual incentive bonus payouts, the Board approved discretionary bonuses in the amounts of $15,000, $25,000 and $7,091 for Mr. King and Mmes. Painter and Tuller in 2010, respectively. The Board wanted to reward Mr. King and Ms. Painter for their dedicated efforts in completing the sale of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together, "Source Photonics"), and Ms. Tuller received her bonus for her exceptional efforts with the close of the second quarter financial statements despite finance staff reductions in that period.

        Stock Option Grants.    Pursuant to Mr. Singh's employment agreement, he received 1,750,000 stock options on his hire date, July 1, 2010, that vest in full on June 30, 2011 and have an exercise price equal to the closing price of MRV's Common Stock on July 1, 2010, the date of grant. This option grant exceeded the limits of the 2007 Omnibus Incentive Plan (the "2007 Plan") and therefore were granted outside of the plan. Under the 2007 Plan, on August 13, 2010, 252,728 stock options were granted to Mr. King, 235,476 to Ms. Painter, and 40,000 to Ms. Tuller. As an inducement for Mr. Gorsun to take the position of President of our OCS division, he was granted 250,000 stock options on December 1, 2010 under the 2007 Plan. The options for the Messrs. King and Gorsun and Mmes. Painter and Tuller have an exercise price equal to the closing price of MRV's Common Stock on the date of grant, and vest pro rata over four years in annual increments beginning on the first anniversary of the grant date and accelerate upon a change of control.

        The Compensation Committee believes that equity grants are an important part of long-term variable incentive compensation which aligns management with shareholder value, and as such, the committee approved annual stock option grant amounts for 2011 for specified employees at its March 2011 meeting. The grants for senior officers, including the Named Executive Officers, were further approved by the full Board of Directors at the recommendation of the committee. These stock options continue to have an exercise price equal to the closing price of the share s of MRV's Common Stock on the date of grant, and accelerate upon a change of control. However, they will vest pro rata over three years in annual increments beginning on the first anniversary of the grant date, and if an employee works for a subsidiary, 50% of the unvested stock options shall vest on the change of control of that subsidiary. The grant date for the approved stock options will be June 1, 2011, and the following Named Executive Officers will receive the following number of stock options: Mr. King, 230,000; Ms. Painter, 200,000; and Ms. Tuller, 40,000.

Employee Benefits

        Executives are generally entitled only to benefits consistent with those offered to our other employees. We offer group life, disability, medical, dental and vision insurance and a 401(k) plan.

Compensation Committee Interlocks and Insider Participation

        Messrs. Tartavull and Gillman and Ms. Herman served on the Compensation Committee in 2010, with the exception that Mr. McConnell replaced Mr. Gillman on the committee on May 21, 2010 since Mr. McConnell was not serving on any committees at that time. No member of the Compensation

Committee was, during 2010 or at any other time, an officer or employee of MRV or any of its subsidiaries; was formerly an officer of MRV or any of its subsidiaries; or had a relationship in 2010 requiring disclosure under applicable SEC regulations. No executive officer of MRV serves or served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, any of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

Compensation Committee Report

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act that might incorporate future filings, in whole or in part, including its Annual Report on Form 10-K for the year ended December 31, 2010 and its Registration Statements on Forms S-3 and S-8, the following Report shall not be incorporated by reference into any such filings.

        The Compensation Committee of MRV Communications, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Exchange Act and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

                    Compensation Committee of the Board of Directors

                    Philippe Tartavull, Chair
                    Joan Herman
                    Michael McConnell

Summary Compensation Table

        The following table summarizes information regarding compensation paid and the fair value of option grants during each of the past three fiscal years to the Named Executive Officers serving at December 31, 2010.

Name	Year	Salary	Bonus (1)	Option awards (2)	Non-Equity Incentive Plan Compensation	All other compensation (3)	Total
Dilip Singh (4)	2010	$249,374	$—	$1,608425	$—	$3,591	$1,861,391
Chief Executive Officer
and Director
Chris King (5)	2010	$225,653	$15,000	$218,483	$149,978	$4,660	$613,774
Chief Financial Officer	2009	$186,076	$95,995	$11,498	$—	$8,160	$301,729
	2008	$162,265	$45,000	$44,550	$—	$2,658	$254,473
Barry Gorsun (6)	2010	$53,120	$31,272	$302,175	$—	$547	$387,114
President, Optical
Communications Systems Division
Jennifer Hankes Painter (7)	2010	$223,179	$25,000	$203,561	$152,186	$4,409	$608,335
VP, General Counsel, Chief	2009	$156,923	$78,670	$28,745	$—	$5,859	$270,197
Compliance Officer and Secretary
Blima Tuller (8)	2010	$170,102	$7.091	$34,580	$74,990	$3,318	$290,080
VP, Finance
Noam Lotan (9)	2010	$125,885	$—	$—	$—	$932,135	$1,058,020
Former Chief Executive Officer	2009	$262,500	$—	$—	$—	$8,015	$270,515
	2008	$272,650	$—	$151,470	$—	$8,294	$432,414

(1)
Ms. Tuller received a discretionary bonus in August 2010 of $7,091 for her work closing the second quarter financial statements despite finance staff reductions in that period. Mr. King and Ms. Painter each received discretionary bonuses in December 2010 in the amounts of $15,000 and $25,000, respectively, for their efforts in completing the sale of Source Photonics. The remainder of the cash bonuses set forth in 2010 for Messrs. King and Gorsun and Mmes. Painter and Tuller were earned in 2010 and paid out in March 2011. In 2009, Mr. King and Ms. Painter received discretionary bonuses to reinstate approximately 35% of the 10% reduction in the base salary incurred the prior nine months and for their work in connection with completing the restatement of our financial statements, in aggregate amounts of $35,995 and $34,670, respectively. The remainder of the cash bonuses set forth in 2010 for Mr. King and Ms. Painter were earned in 2009 and paid out in March 2010. The annual cash bonus earned in 2008 by Mr. King was paid out in January 2009.

(2)
Amounts reflect the aggregate grant date fair value determined by MRV calculated in accordance with Financial Accounting Standards Board ASC 718 Compensation — Stock Compensation ("ASC 718"). Due to a change in the SEC's rules effective February 28, 2010, this column no longer reflects the dollar amount recognized in the current year for financial statement reporting purposes in accordance with ASC 718, but instead, reflects the aggregate grant date fair value on the grant date. Therefore, 2008 amounts differ from those reflected in prior filings. The stated amounts do not reflect whether the recipient will actually realize a financial benefit from the awards. For additional information regarding valuation assumptions, refer to Note 13 (Share-Based Compensation) in the Notes to our financial statements included in our Original Filing.

(3)
None of the Named Executive Officers received perquisites in excess of $10,000, and therefore such amounts are not included in the "All other compensation" or "Total" columns. For each Named Executive Officer, "All other compensation" includes life insurance premiums paid by MRV and contributions made by MRV to the Company's 401(k) savings plan on the officer's behalf.

(4)
Mr. Singh joined MRV as its CEO in July 2010, and has a base salary of $500,000.

(5)
Mr. King joined MRV in January 2008 as VP, Finance and Chief Compliance Officer, and was promoted to CFO in July 2009.

(6)
Mr. Gorsun was hired in October 2010 and has a base salary of $230,000 per year.

(7)
Ms. Painter joined MRV in February 2009 as VP, General Counsel, added the Chief Compliance Officer role in July 2009, and became the Company's Secretary in November 2009.

(8)
Ms. Tuller was hired as the Director of Finance in January 2009 and was promoted to the position of VP, Finance in July 2009.

(9)
Mr. Lotan stepped down as CEO and as a director on June 30, 2010. His compensation set forth for 2010 in the "All other compensation" column consists of severance pay of $633,538, vacation and personal time pay of $40,413, an equivalent value of $255,614 for the acceleration of vesting of certain options and extended expiration period using the Black-Scholes model in accordance with ASC 718, a 401(k) match amount of $2,494 paid by MRV, and a life insurance premium payment by MRV of $76.

Grants of Plan-Based Awards in 2010

        The following table summarizes awards to Named Executive Officers during 2010:

			Estimated future payout under non-equity incentive plan awards (1)				Exercise price of option award ($/share) (3)
						Number of securities underlying options (2)		Grant date fair value of option award (4)
	Grant date	Approval date
Name			Threshold	Target	Maximum
Dilip Singh	7/1/2010	6/8/2010	$—	$—	$—	1,750,000	$1.25	$1,608,425
Chris King	8/13/2010	5/21/2010	$—	$138,000	$241,500	252,728	$1.19	$218,483
Barry Gorsun	12/1/2010	10/28/2010	$—	$103,500	$181,125	250,000	$1.66	$302,175
Jennifer Hankes Painter	8/13/2010	5/21/2010	$—	$138,000	$241,500	235,467	$1.19	$203,561
Blima Tuller	8/13/2010	5/21/2010	$—	$68,000	$119,000	40,000	$1.19	$34,580

(1)
Each of these awards were pursuant to the Company's Incentive Compensation Plan, and were paid out in March 2011.

(2)
Each of these non-qualified stock option awards was granted under the 2007 Plan and vests pro rata over four years in annual increments from the date of grant, provided the executive officer is employed by the Company on such vesting dates, with the exception of Mr. Singh's grant which vests in full on July 1, 2011 and was not granted under the 2007 Plan.

(3)
The exercise price for the stock options granted was the closing price of our Common Stock as reported by the OTC Pink Sheets on the date of grant.

(4)
Dollar amounts reflect the value of the awards determined using the Black-Scholes model, which is the method we use to report the fair value for option awards in our financial statements in accordance with ASC 718, and do not reflect the actual value that may be realized upon exercise. The grant date fair value per option is $0.92 for the stock option grant on July l, 2010, $0.86 for the stock option grants on August 13, 2010, and $1.21 for the stock option grant on December 1, 2010. The assumptions used to calculate the value of the option awards are set forth under Note 13 (Share-Based Compensation) in the Notes to the financial statements included in our Original Filing.

Outstanding Equity Awards at 2010 Fiscal Year-End

Name	Grant date		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Dilip Singh	07/01/10	(1)	—	1,750,000	$1.25	07/01/20
Chris King	03/03/08	(2)	25,000	25,000	$1.49	03/03/18
	12/01/09	(2)	5,000	15,000	$0.78	12/01/19
	08/13/10	(2)	—	252,728	$1.19	08/13/20
Barry Gorsun	12/01/10	(2)	—	250,000	$1.66	12/01/20
Jennifer Hankes Painter	12/01/09	(2)	12,500	37,500	$0.78	12/01/19
	08/13/10	(2)	—	235,476	$1.19	08/13/20
Blima Tuller	12/01/09	(2)	7,500	22,500	$0.78	12/01/19
	12/01/09	(3)	5,000	15,000	$0.78	12/01/19
	08/13/10	(2)	—	40,000	$1.19	08/13/20
Noam Lotan	10/29/01	(4)	80,000	—	$2.70	09/21/11
	10/29/02	(4)	76,767	—	$0.99	10/29/12
	10/29/02	(4)	12,000	—	$0.99	10/29/12
	12/29/03	(4)	20,000	—	$3.35	06/30/13
	03/22/04	(4)	25,000	—	$2.80	06/30/13
	02/28/05	(4)	60,000	—	$3.70	06/30/13
	12/30/05	(4)	35,000	—	$2.05	06/30/13
	06/01/06	(4)	70,000	—	$3.24	06/30/13
	08/01/07	(4)	80,000	—	$2.63	06/30/13
	03/03/08	(4)	85,000	—	$1.49	06/30/13

(1)
Mr. Singh was granted these stock options upon his hire and the options vest in full on June 30, 2011, based on his continued employment on the vesting date, and have a 10-year term.

(2)
These stock options vest in one-fourth annual installments beginning on the first anniversary of the date of grant based on the executive officers' continued employment on the vesting date, and have a 10-year term.

(3)
Ms. Tuller's second stock option grant on December 1, 2009 vests in one-fourth installments on June 1, 2010, 2011, 2012 and 2013, based on her continued employment on the vesting dates, and has a 10-year term.

(4)
As part of Mr. Lotan's severance package, certain stock option grants were accelerated, and the expiration period to exercise the grants was extended up to the earlier of (a) June 30, 2013 or (b) the grant's original 10-year termination date.

Other Compensation Information

        There were no option exercises by Named Executive Officers during 2010. We did not grant to any Named Executive Officer, nor did any Named Executive Officer vest in, any stock appreciation rights, or similar instruments, restricted stock, restricted stock units, or similar instruments during 2010. We generally do not have pension or other retirement plans, except for a 401(k) savings plan under which we make employer contributions on behalf of U.S. employees and a pension plan for our Swiss and Taiwan subsidiaries, and we make contributions to a 401(k)-type insurance fund for our Israeli employees. We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements and Change of Control Arrangements

        Singh Employment Agreement.    Mr. Singh entered into a one-year employment agreement on July 8, 2010 to be our CEO, from July 1, 2010 to June 30, 2011, unless earlier terminated or further extended. Pursuant to his employment agreement, Mr. Singh receives a base salary of $500,000, and as an inducement to his employment, he received a one-time stock option grant to purchase 1,750,000 shares of our Common Stock at an exercise price equal to the closing price of our Common Stock on the grant date, which was July 1, 2010. The stock option vests in full on June 30, 2011, provided that Mr. Singh is still employed by MRV on such date. The stock option will also become fully vested upon a "change of control" or the termination of his employment by MRV other than for "cause." If Mr. Singh is terminated prior to June 30, 2011 by MRV without cause or by Mr. Singh for "good reason," then MRV will pay him a lump sum equal to the greater of the remaining base salary he otherwise would have been entitled to through such date, or $125,000. As of this date, the amount he would receive is $125,000. The agreement also includes, among other things, confidentiality, non-solicitation and non-disparagement provisions.

        Mr. Singh's employment agreement states that a "change of control" shall occur if one of the events set forth in our 2007 Plan occurs, which are, in summary: (a) the acquisition by any individual, entity or group (other than by MRV or related parties), of a number of our voting securities in excess of 25% of our voting securities unless such acquisition has been approved by the Board; (b) any election has occurred of persons to the Board that causes two-thirds of the Board to consist of persons other than persons who were members of the Board on the effective date of the 2007 Plan and persons who were nominated for elections as members of the Board at a time when two-thirds of the Board consisted of persons who were members of the Board on the effective date of the 2007 Plan, provided, however, that any person nominated for election by a Board at least two-thirds of whom constituted persons described above or by persons who were themselves nominated by such Board shall, for this purpose, be deemed to have been nominated by a Board composed of persons described above; (c) a reorganization, merger or consolidation involving MRV; (d) a sale or other disposition of all or substantially all the assets of MRV; or (e) a complete liquidation or dissolution of MRV. In Mr. Singh's agreement, "cause" is defined as: (w) willful misconduct or gross negligence which, in the good faith judgment of the Board of Directors, has a material adverse impact on MRV (either economically or on its reputation); (x) conviction of, or pleading of guilty or nolo contendere to, a felony (or equivalent outside of the United States) or any crime involving fraud or material dishonesty; (y) failure to attempt in good faith to perform his duties or to follow the legal direction of the Board, which failure is not remedied within 30 days of written notice from the Board specifying the details of the failure; and (z) any other material breach by Mr. Singh of his employment agreement, MRV's written code of conduct, written code of ethics or other written policy that is not remedied within 30 days of written notice from the Board specifying the details of such breach. "Good reason" is defined as, without Mr. Singh's prior consent: (i) a material diminution of his duties or responsibilities; (ii) a material diminution in Mr. Singh's base salary; or (iii) any material breach by MRV of a material provision of the employment agreement, subject to notice and cure provisions.

        Lotan Severance Agreement.    We entered into a Separation and Release Agreement with Mr. Lotan, our prior CEO, on June 8, 2010 which governed the terms of his separation from service with MRV and his resignation from the Board of MRV and from all other positions arising from or relating to his employment effective as of June 30, 2010. Mr. Lotan's separation agreement provided for a severance payment in two installments aggregating $633,528, with $548,538 payable on July 30, 2010, and the remaining $85,000 payable on January 2, 2011. In addition, Mr. Lotan is entitled to continued participation in the medical, dental and vision plans maintained by MRV for a period of up to 18 months subject to compliance with the Consolidated Budget Omnibus Reconciliation Act of 1985, as amended ("COBRA"), and payment of an amount equal to the employer portion of COBRA premium costs for the six-month period following such 18-month period; outplacement services for a period of six months up to a maximum cost of $7,500; a lump sum cash payment on July 30, 2010 equal to any unreimbursed business and entertainment expenses incurred prior to June 8, 2010 and accrued but unused vacation time; and pro-rated vesting of an outstanding stock option to purchase 100,000 shares of the Company's Common Stock, which resulted in the stock option being vested and exercisable with respect to 76,767 shares. All vested stock options held by Mr. Lotan remain exercisable for a period of three years (i.e., until June 30, 2013), but not beyond the stated term of the applicable stock option. All other stock options he held that were not vested as of June 30, 2010 were forfeited. In addition, Mr. Lotan retains the protection of the indemnification provisions under our by-laws as well as the right to coverage under any directors' and officers' liability insurance in the same amount and to the same extent that coverage is provided MRV's officers and directors. The separation agreement contained a mutual general release of claims (subject to certain exclusions) and a mutual non-disparagement covenant. Mr. Lotan further agreed to continue to be bound by limitations on post-employment activities and by customary covenants relating to the non-solicitation of employees and business partners that apply for a period of two years, as well as customary confidentiality and cooperation covenants.

        Gorsun Executive Agreement.    Mr. Gorsun entered into an executive agreement with our Optical Communications Systems ("OCS") subsidiary, MRV Communications — Boston Division, Inc. ("MRV Boston") in March 2011 that provides for the compensation, severance and other terms of employment for Mr. Gorsun, our OCS division president. The Executive Agreement provides for a base salary of $230,000, a target cash incentive bonus of 45% of his base salary for 2011 pursuant to the Company's Incentive Compensation Plan, and standard benefits as provided to similarly situated executives. Mr. Gorsun will receive a lump sum payment equal to six months base salary and payment of premiums of COBRA or its equivalent for 12 months upon termination by MRV Boston without "cause" or by him for "good reason." Further, if there is a "change of control" of MRV Boston, he will receive a lump sum payment equal to 12 months base salary and accelerated vesting of, and up to a three-year extended expiration period for, unvested equity grants. Upon his termination by MRV Boston without cause or by him for good reason in the 12-month period following a change of control of MRV Boston, he shall receive a lump sum payment equal to 12 months base salary and payment of premiums of COBRA or its equivalent for 12 months. The agreement includes, among other things, non-compete, non-solicitation and non-disparagement provisions.

        In Mr. Gorsun's agreement, "cause" is determined by MRV and defined as his (a) willful failure to perform the material duties of his position after receiving written notice of such failure and being given reasonable opportunity to cure such failure; (b) willful misconduct injurious to MRV Boston; or (c) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; subject to a good faith provision. "Good reason" is defined as: (x) a material diminution in Mr. Gorsun's duties or responsibilities; (y) a reduction in his base salary by greater than 15%; or (z) in any year a reduction in the target ratio of his annual short-term incentive compensation, bonus or other such payments to base compensation greater than 15%; or a change in the method of calculation of his annual short-term incentive compensation, bonus or other such payments that results in a reduction of this target annual short-term incentive compensation, bonus or other such payments to base compensation greater than 15%, unless such reductions are due to an increase in base compensation

(subject to notice and cure provisions). A "change of control" is defined as: (i) the acquisition by any person, other than MRV Boston or other related entities, of beneficial ownership of 50% or more of the combined voting power of MRV Boston's then outstanding voting securities; (ii) the purchase of a majority of the shares of common stock of MRV Boston under a tender or exchange offer, other than an offer by MRV Boston or other related entities; or (iii) completion of an merger, liquidation or dissolution of MRV Boston, or the sale of all or substantially all of its assets, in each case that does not result in MRV retaining direct or indirect control of the entity.

        Executive Severance Agreements.    In May 2010, Mr. King and Mmes. Painter and Tuller entered into executive severance agreements with us that provide for their continued dedication, loyalty and service. The severance agreements provide for a lump sum payment equal to one year base salary upon termination by MRV without "cause" or by the executive for "good reason," and payment of a pro-rated bonus based on the number of months worked in the year of separation and continuation of benefits for one year. The agreements also include, among other things, confidentiality, non-complete and non-solicitation provisions.

        "Cause" and "good reason" have the same definitions as in Mr. Gorsun's executive agreement, with the exceptions that: (a) references to MRV Boston in Mr. Gorsun's agreement are to MRV in the severance agreements; and (b) the severance agreements' "good reason" definition includes a requirement by MRV that the executives, without their consent, be based at a location more than 50 miles from their principal work location on the date of the request.

        King and Tuller Employment Agreements.    In addition to the executive severance agreements, Mr. King, our CFO, and Ms. Tuller, our VP, Finance, entered into standard employment agreements with us in July 2009 and December 2008, respectively, that set forth their title at that time, duties, compensation, and other standard terms.

Potential Payments upon Termination or Change of Control

        Singh Employment Agreement.    In accordance with Mr. Singh's employment agreement, he will receive a lump sum equal to the greater of the remaining base salary he otherwise would have been entitled to through June 30, 2011, or $125,000 if he is terminated prior to June 30, 2011 by MRV without cause or by Mr. Singh for good reason. As of this date, the amount he would receive is $125,000. In addition, his stock option will become fully vested upon a "change of control" or the termination of his employment by MRV other than for "cause" if he is terminated prior to June 30, 2011.

        Termination of Employment without Cause or for Good Reason (as of December 31, 2010)

Remainder of salary or $125,000	$250,000
Acceleration of stock option vesting	$1,608,425

Total estimated payments:	$1,858,425

        Executive Severance Agreements.    In accordance with the severance agreements for Mr. King and Mmes. Painter and Tuller, each of them would receive a lump sum payment equal to one year base salary upon their termination by MRV without cause or by the executive for good reason, payment of a pro-rated bonus based on the number of months worked in the year of separation, and continuation of benefits for one year. They do not receive any special benefits or compensation upon a change of control other than the acceleration of stock options which all employees receive.

        Separation from Service without Cause or for Good Reason (as of December 31, 2010)

	Chris King	Jennifer Hankes Painter	Blima Tuller
One year base salary	$230,000	$230,000	$170,000
Pro rated bonus (1)	$—	$—	$—
Estimation of one year of benefits (2)	$17,304	$5,736	$17,304

Total estimated payments:	$247,304	$235,736	$187,304

(1)
Payments of cash bonuses under the Incentive Compensation Plan are earned on December 31 of a given year, and are therefore otherwise payable in full. The bonuses earned under the Incentive Compensation Plan by the executives in 2010 are: Mr. King, $149,978; Ms. Painter, $152,186; and Ms. Tuller, $74,990.

(2)
The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2010.

        Gorsun Executive Agreement.    In accordance with his executive agreement, Mr. Gorsun will receive a lump sum payment equal to six months base salary and payment of premiums of COBRA or its equivalent for 12 months upon termination by MRV Boston without cause or by him for good reason. Upon his termination by MRV Boston without cause or by him for good reason in the 12-month period following a change of control of MRV Boston, Mr. Gorsun shall receive a lump sum payment equal to 12 months base salary and payment of premiums of COBRA or its equivalent for 12 months.

        Separation from Service without Cause or for Good Reason (as of December 31, 2010)

Six months base salary	$115,000
One year COBRA	$1,453

Total estimated payments:	$116,453

        Separation from Service during the one-year period following a Change of Control (assuming December 31, 2010)

One year base salary	$230,000
One year COBRA	$1,453

Total estimated payments:	$231,453

        Additional payments upon a Change of Control of MRV Boston regardless of termination of employment (as of December 31, 2010)

One year base salary	$230,000
Acceleration in full of unvested stock options	$302,175

Total estimated payments:	$231,453

Compensation of Non-Employee Directors

        Our compensation program for non-employee directors is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of MRV's size and scope; compensation should align directors' interests with the long-term interest of our stockholders; and the structure of the compensation should be simple, transparent and easy to understand. In November 2009, the Board of Directors approved a change in the structure of its compensation plan, and revised it again in November 2010.

        Cash Compensation.    In November 2009, the Board of Directors approved a cash compensation arrangement in which each non-employee director was entitled to an annual cash retainer fee of $40,000, with no per meeting fees. Members of the Audit Committee received an additional $3,000 annual cash retainer fee and the members of the Compensation and Nomination and Governance Committees receive an additional $2,500 annual cash retainer fee. The Chair of the Audit Committee received an additional $5,000 annual cash retainer, the Chairs of the Compensation and Nomination and Governance Committees received an additional $4,000 annual cash retainer, and the Chair of the Board of Directors received an additional $60,000 annual cash retainer. The Chair of the Board also received an annual fee for the Chair of the Board equal to her Chair fee in order to compensate her for the extraordinary efforts that she was expected to contribute in her initial 12-month term. The cash retainer fees are paid in quarterly installments, and are prorated as appropriate based upon the dates and capacities in which each individual non-employee director served.

        In November 2010, the Board of Directors approved a revised compensation arrangement for non-employee directors. The annual cash retainer fee for all non-employee directors was increased to $42,000, with no per meeting fees. All non-Chair committee members receive an additional $4,000 cash retainer fee per committee, while the Chairs of the committees receive the following additional cash retainer fees: Audit Committee Chair, $10,000; Compensation Committee Chair, $7,000; and Nomination and Governance Committee Chair, $6,000. The Chair of the Board receives an additional cash retainer fee of $100,000 for his services, and this fee was made retroactive to August 24, 2010, which was the date Dr. Shubin Stein became Chairman of the Board. The cash retainer fees were paid in quarterly installments, and were prorated as appropriate based upon the dates and capacities in which each individual non-employee director serves.

        Equity Compensation.    The compensation arrangement for non-employee directors approved in November 2009 included automatic annual grants of stock options and restricted stock. Under the arrangement, each non-employee director was granted an option to purchase 20,000 shares of Common Stock, at an exercise price equal to the closing price of Common Stock on the date of grant, which is the same date as the annual grant to employees. These options vest over four years pro rata in annual installments beginning on the first anniversary of the date of grant, however, the options will vest in full on an accelerated basis upon a change of control (as defined in our 2007 Omnibus Incentive Plan). On the same grant date, each non-employee director was granted 10,000 shares of restricted stock, which vest upon the earlier of one year from date of grant or a change of control. The Chair of the Board of Directors was granted an additional 18,000 shares of restricted stock and 36,000 stock options. No stock options or restricted stock were granted to directors in 2009.

        In November 2009, the Board further noted that certain directors had promised our stockholders that they would not take cash compensation or restricted stock if elected to the Board. Therefore, the Board provided all of its directors the ability to elect to receive stock options in lieu of payment of the cash compensation or restricted stock grants described above. The equivalent stock options are valued pursuant to the Black-Scholes valuation method, and are granted on the same date as the annual grant of stock options to Board members. In November 2010, the Board approved that the stock option grants in lieu of payment for cash compensation are to be granted annually in advance.

        In November 2010, the Board approved a revised equity compensation arrangement for non-employee directors, in which they receive an equivalent of $50,000 of equity each year, which amount they can elect to receive in stock options or restricted stock, with a maximum of 50% election in restricted stock. The number of shares to be received in stock options is determined by using the Black-Scholes valuation method, the number of shares of restricted stock is determined by using the closing price of MRV's Common Stock on the valuation date, and the valuation date is set at three business days prior to the grant date. The stock options and restricted stock each vest in full upon the earlier of one year from date of grant or a change of control. The stock options have an exercise price equal to the closing price of the Company's Common Stock on the date of grant. Due to the change in the non-employee directors equity compensation, a make-up equity grant was awarded to the directors on December 1, 2010 pro rated to provide additional equity for their services through May 31, 2011. This special make-up grant had reduced vesting terms since the grants were for services that would be completed in six months, and the vesting schedules for the restricted stock and stock option grants were accordingly reduced to six months. All other terms remained the same.

        Due to the approval of a new compensation arrangement for the directors, Board members received two equity grants during 2010. The annual grant date occurred on August 13, 2010, and the Black-Scholes valuation used to convert cash to stock options for the directors who elected such was $1.24 per share. Upon revision of the non-employee directors compensation arrangement in November 2010, a make-up equity grant was awarded to the directors on December 1, 2010 pro rated to provide additional equity for their services through May 31, 2011. The Black-Scholes valuation of a stock option for the second grant was $1.15 per share, and this valuation was used to convert cash into an equivalent number of stock options for those directors who elected not to receive cash compensation and to determine the number of options to be granted on the second grant date of December 1, 2010.

Director Compensation Table

        The following table summarizes the compensation of our non-employee directors in fiscal year 2010 and Mr. Shlomo Margalit (our co-founder and former Chief Technical Officer). Messrs. Singh (our CEO), Lotan (our former CEO) and Margalit (our former Chief Technical Officer), were compensated as full-time employees and received no additional compensation for their service as directors. Information regarding the compensation awarded to each of Messrs. Singh and Lotan is reported in the Summary Compensation Table and related executive compensation tables, beginning on page 14 of this Item 11 Executive Compensation.

Name	Fees Earned or Paid in Cash (1)	Stock Awards ($) (2)	Option Awards ($) (3)(4)	All Other Compensation ($)	Total ($)
Kenneth Shubin Stein (5)	$—	$—	$195,004	$—	$195,004
Baruch Fischer (6)	$16,580	$—	$—	$32,631	$49,211
Charles Gillman	$—	$—	$110,808	$—	$110,808
Joan Herman (5)	$123,364	$50,540	$70,830	$—	$244,734
Michael Keane	$45,942	$21,795	$33,925	$—	$101,661
Shlomo Margalit (7)	$63,157	$—	$—	$149,588	$212,745
Michael McConnell	$41,996	$17,850	$37,919	$—	$97,765
Igal Shidlovsky	$44,538	$23,765	$31,928	$—	$100,231
Philippe Tartavull	$44,673	$23,765	$31,928	$—	$100,365

(1)
The amounts reported in the "Fees Earned or Paid in Cash" column reflect the total annual cash retainer and other cash compensation earned by each director in fiscal year 2010.

(2)
On August 13, 2010, each of Messrs. Keane, McConnell, Shidlovsky and Tartavull received 15,000 shares, and Ms. Herman received 37,500 shares, of restricted stock vesting in full one year from the date of grant. Under the directors new compensation arrangement approved in November 2010, the directors were allowed to choose to a ratio of stock options to restricted stock, and the following shares of restricted stock vesting in full six months from the date of grant were issued to the following directors on December 1, 2010: Ms. Herman, 3,563 shares; Mr. Keane, 2,376 shares; Mr. Shidlovsky, 3,563 shares; and Mr. Tartavull, 3,563 shares.

(3)
Amounts reflect the aggregate grant date fair value determined by MRV calculated in accordance with Financial Accounting Standards Board ASC 718 Compensation — Stock Compensation. Dr. Shubin Stein and Mr. Gillman have each elected to receive stock options in lieu of a cash retainer, as described above in Equity Compensation under the section entitled "Compensation of

  Non-Employee Directors." Dr. Shubin Stein earned an equivalent of $140,870 in fees in 2010, and Mr. Gillman earned an equivalent of $60,763, which was provided to them in stock option awards pursuant to the terms discussed above. In addition to receiving stock options in lieu of their cash retainers, they each elected to receive their equity awards solely in stock options, and this resulted in grant amounts of (a) 77,731 options to each of Dr. Shubin Stein and Mr. Gillman on August 13, 2010, which options vest over four years in pro rata annual installments beginning on the first anniversary of the date of grant, at an exercise price of $1.19 per share, and (b) 105,738 options to Dr. Shubin Stein and 36,080 options to Mr. Gillman on December 1, 2010, which options vest in full six months from the date of grant, at an exercise price of $1.66 per share.

(4)
Under the directors' original compensation arrangement, each of Messrs. Keane, McConnell, Shidlovsky and Tartavull received 30,000 options, and Ms. Herman received 75,000 options, for shares of the Company's Common Stock on August 13, 2010 with four year vesting in pro rata annual installments beginning on the first anniversary of the date of grant, with an exercise price of $1.19 per share. Under the new director compensation arrangement approved in November 2010, the directors were allowed to choose to receive different ratios of stock options to restricted stock, and the following options for shares of the Company's Common Stock vesting in full six months from the date of grant with a $1.66 per share exercise price were issued to the following directors on December 1, 2010: Ms. Herman, 4,958 shares; Mr. Keane, 6,610 shares; Mr. McConnell, 9,915 shares; Mr. Shidlovsky, 4,958 shares; and Mr. Tartavull, 4,958 shares.

(5)
Dr. Shubin Stein replaced Ms. Herman as the Chair of the Board on August 24, 2010, and their compensation was affected pro rata accordingly.

(6)
Mr. Fischer retired from the Board of Directors on May 21, 2010. As a reward for his many years of service, the Board of Directors modified his existing stock option grants by accelerating any unvested options and extending to a maximum of three years, the time in which the options can be exercised so long as such extensions do not surpass the original ten-year terms of the grants. The amount of compensation cost recognized for Mr. Fischer for financial statement reporting purposes in fiscal year 2010 in accordance with ASC 718 related to stock compensation was $15,131. Please refer to Note 13 (Share-Based Compensation) in the Notes to our financial statements included in our Original Filing, for the relevant assumptions used to determine the valuation of stock option awards. In addition, Mr. Fischer was engaged through December 31, 2010 as a strategic advisor to the Company's Optical Communications Systems division and received $17,500 in fees as a consultant following his service as a director with the Company.

(7)
Mr. Margalit, co-founder of the Company, was a director until May 21, 2010, and was the Company's Chief Technical Officer until his retirement on July 31, 2010. The amount listed in the "Fees Earned or Paid in Cash" column was the base salary that he earned for the part of the year that he was employed with the Company, and the amount listed in the "All Other Compensation" column includes his severance pay of $110,000, vacation and personal time pay of $36,388, and the life insurance premium of $57 and 401(k) contribution of $3,143 made by the Company on his behalf.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information with respect to each holder known to MRV to be the beneficial owner of 5% or more of the outstanding shares of Common Stock as of March 31, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	24,774,366	(2)	15.7%

Wells Capital Management Incorporated Wells Fargo Funds Management, LLC 525 Market Street, 10th Floor San Francisco, CA 94105

Sun Life Financial Inc. 150 King Street West Toronto, Ontario, Canada M5H 1J9	9,463,533	(3)	6.0%

(1)
For each holder included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by such holder by the 157,435,116 shares of Common Stock outstanding as of March 31, 2011. To the knowledge of MRV, none of the holders listed above had the right to acquire any additional MRV shares on or within 60 days after March 31, 2011.

(2)
Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission ("SEC") on January 20, 2011, Wells Fargo and Company ("Wells Fargo") has reported that it has sole voting power of 22,822,164 shares of Common Stock, sole dispositive power of 24,763,631 shares, and shared dispositive power over an additional 4,000 shares in its position as the parent holding company of (a) Wells Capital Management Incorporated, an investment advisor reporting sole voting power over 6,330,962 shares of Common Stock and sole dispositive power over 24,279,000 shares, and (b) Wells Fargo Funds Management, LLC, an investment advisor reporting sole voting power over 16,456,125 shares of Common Stock and sole dispositive power over 481,443 shares. Wells Fargo also noted in its Schedule 13G/A that it was filing on behalf of various subsidiaries that were classified as registered investment advisors, broker dealers and banks.

(3)
Based on information contained in a Form 13F filed by Sun Life Financial Inc. ("Sun Life") with the SEC on February 11, 2011, as of December 31, 2010, it has shared power to vote and dispose of the shares of Common Stock indicated above. Sun Life did not explain the nature of its shared power to vote and dispose of the shares of Common Stock.

Beneficial Ownership of Common Stock by Directors
and Named Executive Officers and Adoption of Stock Ownership Guidelines

        We encourage our directors, officers and employees to own our Common Stock, as we believe that owning Common Stock aligns their interest with the interests of our stockholders. In addition, the Board of Directors approved a framework for stock ownership guidelines at its March 9, 2011 meeting. The approved framework will require directors to hold equity in MRV with a value equal to three times their annual retainer prior to being able to sell shares issued upon exercise of stock options, restricted shares or other equity grants received after the date of implementation of the policy. Our CEO will be required to hold equity in MRV with a value equal to five times his annual base salary, executive vice presidents and above (including the CFO and presidents of our divisions) will be required to hold three times their annual base salaries, and senior vice presidents and vice presidents will be required to hold equity with a value equal to two times their annual base salaries, prior to being able to sell shares issued upon exercise of stock options, restricted shares or other equity grants received after the date of implementation of the policy. When the directors and officers obtain the threshold stock ownership amounts, they may sell up to 40% of their shares issued upon exercise of stock options, restricted shares and other equity grants received after the date of implementation of the policy. The policy will also include a hardship provision for appropriate circumstances. The following table summarizes the number of shares of Common Stock beneficially owned by our Named Executive Officers, by our directors and by our directors and executive officers as a group as of March 31, 2011. This table is based on information provided by our officers and directors.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percentage Ownership (3)
Named Executive Officers
Dilip Singh	0	*
Chris King	42,500	*
Barry Gorsun (4)	14,000	*
Jennifer Hankes Painter	12,500	*
Blima Tuller	12,500	*
Noam Lotan (5)	2,020,807	1.3%
Non-management Directors
Kenneth H. Shubin Stein, Chair (6)	464,046	*
Charles M. Gillman (7)	4,003,326	2.5%
Joan Herman	41,063	*
Michael E. Keane	27,376	*
Michael J. McConnell	45,000	*
Igal Shidlovsky	271,963	*
Philippe Tartavull	28,563	*
Directors and executive officers as a group (13 persons)	6,983,644	4.3%

*
Less than 1%

(1)
Each holder has sole voting and investment power with respect to these shares, subject to applicable community property laws and except as set forth below.

(2)
All amounts shown include shares subject to stock options which are, or will become, exercisable within 60 days of March 31, 2011 and shares of restricted stock. The number of stock options that are included above for the following individuals is: Mr. King, 42,500; Ms. Painter, 12,500; Ms. Tuller, 12,500; Mr. Lotan, 543,767; and Mr. Shidlovsky, 244,800. The number of shares of restricted stock that are included above for the following individuals is: Ms. Herman, 41,063; Mr. Keane, 17,376; Mr. McConnell, 15,000; Mr. Shidlovsky, 18,563; and Mr. Tartavull, 18,563.

(3)
For each individual included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of the 157,435,116 shares of Common Stock outstanding as of March 31, 2011 plus the number of shares of restricted stock and shares issuable upon exercise of options that are, or will become, exercisable within 60 days of March 31, 2011 held by such individual (but not giving effect to the exercise of options held by others).

(4)
Total shares includes 10,000 shares held in the Barry Gorsun Revocable Trust UTD 8/9/85.

(5)
Total shares owned includes 1,057,426 shares held by the Noam Lotan and Sherry W. Lotan Revocable 1995 Trust, and 105,260 shares to trusts in the names of each of Mr. Lotan's four children.

(6)
Dr. Shubin Stein, as managing member of Spencer Capital Management, LLC, an investment management firm, has sole voting and investment discretion over 335,913 shares of Common Stock that are held by various accounts managed by Spencer Capital Management, LLC. Dr. Shubin Stein owns 128,133 shares directly.

(7)
Mr. Gillman is the sole portfolio manager for Boston Avenue Capital, LLC ("BAC"), which directly owns 4,003,326 shares of our shares of Common Stock. As portfolio manager, Mr. Gillman shares voting and investment power over the investments held by BAC and may be deemed to be the beneficial owner of the 4,003,326 shares owned by BAC. Mr. Gillman does not own any shares directly.

        Information regarding the Company's securities that are issuable under shareholder-approved and non-shareholder approved plans is set forth in Item 5 Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of the Original Filing.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Relationships of Officers and Directors

        There are no transactions or series of transactions in 2009 or 2010 in excess of $120,000 regarding related persons as defined by the rules and regulations promulgated under the Exchange Act. If there were any such related party transaction, it is the responsibility of the Audit Committee to review and approve such transaction pursuant to the Audit Committee Charter.

Director Independence

        The Board of Directors has determined that each member of the current Board of Directors and of each committee (other than Mr. Singh who is the Chief Executive Officer of MRV) meets the standards of independence under the Governance Policies and the rules of the Nasdaq Stock Market, LLC.

Item 14.    Principal Accountant Fees and Services.

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

        The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed through the date of the auditor's periodic report. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee approved 100% of the professional services for the Audit, Audit-Related, Tax and Other Fees indicated below for the years ended December 31, 2010 and 2009.

        Ernst & Young LLP has been the principal independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly

Reports on Form 10-Q. The following is a summary of the fees Ernst & Young billed to the Company for services rendered for the years ended December 31, 2010 and 2009 relating to continuing operations:

Fee Category	2010	2009
Audit Fees	$2,669,224	$4,880,091
Audit-Related Fees	246,002	—
Tax Fees	452,501	178,710
All Other Fees	—	—

Total	$3,367,727	$5,058,801

        The preceding table includes $612,200 and $666,400 for audit fees related to discontinued operations and for consultations related to discontinued operations for the years ended December 31, 2010 and 2009, respectively. On October 26, 2010, we sold all of the issued and outstanding capital stock of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. In addition, on January 7, 2010, we divested our 90% ownership in EDSLan, S.p.A., a communications equipment distribution company located in Milan, Italy.

        Audit Fees.    This category includes fees billed for professional services rendered for the audits of our consolidated financial statements and internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services normally provided, primarily by Ernst & Young, in connection with statutory and regulatory filings or engagements. Fees for fiscal year 2009 included fees of $3.2 million for services rendered in connection with the restatement of our financial statements to correct past accounting for stock options and other issues.

        Audit-Related Fees.    This category includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting matters.

        Tax Fees.    This category includes fees billed for professional services for tax compliance, tax advice and tax planning.

        All Other Fees.    This category includes fees for products and services other than those reported in the Audit Fees, Audit-Related Fees, or Tax Fees categories above.

        The Audit Committee has determined that the rendering of the non-audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP's independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(b)
Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
Date: May 2, 2011	/s/ DILIP SINGH Dilip Singh Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: May 2, 2011	/s/ DILIP SINGH Dilip Singh Chief Executive Officer
Principal Financial and Accounting Officer:
Date: May 2, 2011	/s/ CHRIS KING Chris King Chief Financial Officer

        All of the members of the Board of Directors: Dilip Singh, Kenneth Shubin Stein, Charles Gillman, Joan Herman, Michael Keane, Michael McConnell, Igal Shidlovsky and Philippe Tartavull.

By:
Date: May 2, 2011	/s/ JENNIFER HANKES PAINTER Jennifer Hankes Painter As Attorney-in-fact