Form 10-Q
period 2011-03-31
MRV COMMUNICATIONS INC
filed 2011-05-10
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

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

As of May 5, 2011, 157,449,116 shares of MRV's Common Stock were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue:
Product revenue	$50,752	$47,601
Service revenue	13,117	13,310
Total revenue	63,869	60,911
Cost of sales	38,426	32,339
Gross profit	25,443	28,572
Operating expenses:
Product development and engineering	6,215	5,537
Selling, general and administrative	17,883	19,274
Total operating expenses	24,098	24,811
Operating income	1,345	3,761
Interest expense	(266)	(213)
Gain from settlement of deferred consideration obligation	—	520
Other income, net	143	281
Income from continuing operations before income taxes	1,222	4,349
Provision for income taxes	1,766	1,446
Income (loss) from continuing operations	(544)	2,903
Income from discontinued operations, net of income taxes of $253 in 2010	—	1,439
Net income (loss)	(544)	4,342
Less:
Net income from continuing operations attributable to noncontrolling interests	—	720
Net income (loss) attributable to MRV	$(544)	$3,622
Net income (loss) from continuing operations attributable to MRV	$(544)	$2,183
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.00	$0.01
From discontinued operations	$0.00	$0.01
Net income (loss) attributable to MRV per share — basic	$0.00	$0.02
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.00	$0.01
From discontinued operations	$0.00	$0.01
Net income (loss) attributable to MRV per share — diluted	$0.00	$0.02
Weighted average number of shares:
Basic	157,572	157,629
Diluted	157,572	158,031

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,888	$141,569
Short-term marketable securities	7,252	13,474
Restricted time deposits	1,812	1,813
Accounts receivable, net	58,758	62,515
Other receivables	16,923	15,294
Inventories	40,349	41,327
Deferred income taxes	2,444	2,511
Other current assets	10,065	10,625
Total current assets	284,491	289,128
Property and equipment, net	8,810	8,541
Goodwill	27,658	26,501
Deferred income taxes, net of current portion	1,878	2,125
Other assets	362	571
Total assets	$323,199	$326,866

Liabilities and equity
Current liabilities:
Short-term debt	$15,352	$18,036
Deferred consideration payable	4,615	4,615
Accounts payable	28,774	32,938
Accrued liabilities	20,973	23,722
Deferred revenue	17,175	14,894
Other current liabilities	3,011	2,167
Total current liabilities	89,900	96,372
Other long-term liabilities	8,437	9,393
Commitments and contingencies

MRV stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 160,128 shares in 2011 and 160,038 shares in 2010
Outstanding — 157,435 shares in 2011 and 157,600 shares in 2010	270	270
Additional paid-in capital	1,411,087	1,410,234
Accumulated deficit	(1,200,896)	(1,200,352)
Treasury stock — 2,692 shares in 2011 and 2,437 in 2010	(3,271)	(2,846)
Accumulated other comprehensive income	17,672	13,795
Total MRV stockholders' equity	224,862	221,101
Total liabilities and stockholders' equity	$323,199	$326,866

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

Three months ended March 31:	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(544)	$4,342
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	584	2,366
Share-based compensation expense	767	446
Provision for doubtful accounts	39	(275)
Deferred income taxes	351	(17)
Amortization of premium on marketable securities	51	—
Gain on disposition of property and equipment	4	6
Gain on settlement of deferred consideration litigation	—	(520)
Changes in operating assets and liabilities:
Accounts receivable	6,318	(2,723)
Inventories	2,369	(9,498)
Other assets	750	(504)
Accounts payable	(5,546)	3,827
Accrued liabilities	(3,567)	(4,824)
Income tax payable	996	1,376
Deferred revenue	1,889	2,627
Other current liabilities	(1,378)	(653)
Net cash provided by (used in) operating activities	3,083	(4,024)
Cash flows from investing activities:
Purchases of property and equipment	(739)	(3,141)
Proceeds from sale of property and equipment	58	62
Proceeds from sale of investments in unconsolidated entities	—	3,708
Proceeds from sale of subsidiaries	—	11,308
Investment in restricted time deposits	(70)	(139)
Release of restricted time deposits	104	39
Purchases of investments	—	(23,385)
Proceeds from sale or maturity of investments	6,175	7,700
Net cash provided by (used in) investing activities	5,528	(3,848)
Cash flows from financing activities:
Net proceeds from exercise of stock options	85	20
Purchase of treasury shares	(425)	—
Borrowings on short-term debt	11,222	39,417
Payments on short-term debt	(14,940)	(42,030)
Payments on long-term obligations	—	(14)
Net cash used by financing activities	(4,058)	(2,607)
Effect of exchange rate changes on cash and cash equivalents	766	(863)
Net increase (decrease) in cash and cash equivalents	5,319	(11,342)
Less: Net decrease in cash and cash equivalents of discontinued operations	—	(2,773)
Net increase (decrease) in cash and cash equivalents of continuing operations	5,319	(8,569)
Cash and cash equivalents, beginning of year	141,569	41,544
Cash and cash equivalents, end of year	$146,888	$32,975

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$411	$216
Cash paid during year for interest — discontinued operations	—	318
Cash paid during year for interest — Total	$411	$534
Cash paid during year for income taxes — continuing operations	$319	$607
Cash paid during year for income taxes — discontinued operations	—	—
Cash paid during year for income taxes — Total	$319	$607

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes to Financial Statements
(Unaudited)

1.    Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required. As of March 31, 2011, all of the Company's subsidiaries were wholly-owned.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2011, and the results of its operations and its cash flows for the three months ended March 31, 2011 and 2010. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of March 31, 2011 and December 31, 2010. Unrealized losses at March 31, 2011 and December 31, 2010 were $35,000 and $39,000, respectively. Marketable securities mature at various dates in the next 12 months and consist of corporate and U.S. government issues.

Marketable securities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
U.S. government issues	$7,252	$11,699
Corporate issues	—	1,775
Total	$7,252	$13,474

3.    Fair Value Measurement

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, short-term marketable securities, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations, are carried at cost, which approximates their fair market value.

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

The Company's available-for-sale securities consist of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of these securities which are considered Level 1 category items within the fair value hierarchy. There were no material re-measurements to fair value during the three months ended March 31, 2011 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2011 (in thousands):

Three months ended March 31, 2011

Balance at beginning of period	$3,514
Charged to expense, net of recoveries	39
Write-offs	(45)
Foreign currency translation adjustment	60
Balance at end of period	$3,568

5.    Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$8,999	$9,556
Work-in process	4,200	4,498
Finished goods	27,150	27,273
Total	$40,349	$41,327

The following table summarizes the change in inventory reserve during the three months ended March 31, 2011 (in thousands):

Three months ended March 31, 2011

Balance at beginning of period	$18,994
Charged to expense, net of recoveries	1,306
Write-offs	(795)
Foreign currency translation adjustment	539
Balance at end of period	$20,044

6.    Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. No events occurred during the three months ended March 31, 2011 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period. Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized gain of $1.2 million during the three months ended March 31, 2011 due to the change in foreign currency rates from December 31, 2010 to March 31, 2011. The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet.

7.    Product Warranty and Indemnification

As of March 31, 2011 and December 31, 2010, MRV's product warranty liability recorded in accrued liabilities was $1.0 million and $1.0 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the three months ended March 31, 2011 (in thousands):

Three months ended March 31, 2011

Beginning balance	$1,024
Cost of warranty claims	(136)
Accruals for product warranties	134
Foreign currency translation adjustment	2
Total	$1,024

8.    Net Income (Loss) Per Share

Basic net income (loss) per share attributable to MRV is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share attributable to MRV is computed using the weighted average number of shares of Common Stock outstanding and dilutive potential shares of Common Stock from stock options outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.

Outstanding stock options to purchase 12.0 million shares were excluded from the computation of potentially dilutive shares for the three months ended March 31, 2010 because such stock options were anti-dilutive since they were not in-the-money. For the three months ended March 31, 2011, 1.0 million potentially dilutive shares were excluded from the calculation of diluted net loss per share because such shares were anti-dilutive. Shares purchased into treasury shares are excluded from any subsequent information concerning the number of shares outstanding.

9.    Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31,
	2011	2010

Cost of goods sold	$13	$12
Product development and engineering	41	64
Selling, general and administrative	713	203
Total share-based compensation expense (1)	$767	$279

(1)    Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The weighted average fair value of stock options granted during the three months ended March 31, 2011 was $1.31. There were no stock option grants during the three months ended March 31, 2010. As of March 31, 2011, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $2.3 million, which is expected to be amortized over a weighted-average period of 1.9 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the three months ended March 31, 2011:

Three months ended March 31:	2011
Risk-free interest rate	2.4%
Dividend yield	—%
Volatility	89.7%
Expected life (in years)	6.3

10.    Segment Reporting and Geographic Information

MRV operates its business in two segments: the Network Equipment group and the Network Integration group. The Network Equipment group designs, manufactures and distributes optical networking solutions and Internet infrastructure products, and the Network Integration group provides value-added integration and support services for customers' networks.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2010 Form 10-K. MRV evaluates segment performance based on revenues, gross profit and operating income of each segment. As such, there are no separately identifiable Statements of Operations data below operating income.

The following table summarizes revenues by segment, including intersegment revenues, (in thousands):

	Three months ended
	March 31,
	2011	2010

Network Equipment group	$31,307	$30,512
Network Integration group	37,261	32,743
Before intersegment adjustments	68,568	63,255
Intersegment adjustments	(4,699)	(2,344)
Total	$63,869	$60,911

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

One customer accounted for $11.3 million and $8.8 million of revenue in the Network Integration group, or 18% and 14% of total revenues for the three months ended March 31, 2011, and 2010, respectively.

As of March 31, 2011, amounts due from one customer in the Network Integration group accounted for 19% of accounts receivable. The same customer accounted for 22% of accounts receivable as of December 31, 2010.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended
	March 31,
	2011	2010

Americas	$16,180	$13,483
Europe	45,497	44,628
Asia Pacific	2,187	2,791
Other regions	5	9
Total	$63,869	$60,911

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31, 2011	December 31, 2010

Americas	$2,360	$2,273
Europe	6,404	6,237
Asia Pacific	46	31
Total	$8,810	$8,541

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended
	March 31,
	2011	2010
Gross profit
Network Equipment group	$16,980	$17,808
Network Integration group	8,904	10,781
Before intersegment adjustments	25,884	28,589
Corporate unallocated and intersegment adjustments (1)	(441)	(17)
Total	$25,443	$28,572

Depreciation expense
Network Equipment group	$415	$425
Network Integration group	142	102
Corporate	27	14
Total	$584	$541

Operating income (loss)
Network Equipment group	$2,377	$2,868
Network Integration group	2,615	3,444
Before intersegment adjustments	4,992	6,312
Corporate unallocated operating loss and adjustments (1)	(3,647)	(2,551)
Total	$1,345	$3,761

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Additions to Fixed Assets
Network Equipment group	$429	$851
Network Integration group	115	387
Corporate	195	4
Discontinued operations held for sale	—	1,899
Total	$739	$3,141

	March 31, 2011	December 31, 2010
Total Assets
Network Equipment group	$83,659	$82,913
Network Integration group	108,901	109,243
Corporate and intersegment eliminations	130,639	134,710
Total	$323,199	$326,866

	March 31, 2011	December 31, 2010
Goodwill
Network Equipment group	$13,097	$12,829
Network Integration group	14,561	13,672
Total	$27,658	$26,501

11.    Comprehensive Loss

The following table summarizes the components of comprehensive loss (in thousands):

	Three months ended
	March 31,
	2011	2010

Net income (loss)	$(544)	$4,342
Unrealized loss from available-for-sale securities	(4)	(1)
Foreign currency translation	3,881	(5,163)
Comprehensive loss	3,333	(822)
Less: comprehensive income attributable to noncontrolling interests	—	396
Comprehensive loss attributable to MRV	$3,333	$(1,218)

12.    Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, which amends ASC 605 Revenue Recognition. The amendment establishes a hierarchy for determining the selling price of a deliverable in a multiple-element deliverable revenue arrangement. The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The update eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally on the basis of the selling price of each deliverable. In October 2009, the FASB also issued Update No. 2009-14, which amends ASC 985 Software. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of the software revenue guidance in ASC Subtopic 985-605. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. The Company adopted the amendments to ASC 605 and ASC 985 prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of Update No. 2009-13 did not have a material impact on the Company's financial condition, results of operations or liquidity.

In January 2010, the FASB issued Update No. 2010-06 which amends the Fair Value Measurements and Disclosures topic of the ASC. The amended standards in the update require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, the amended standards in the update require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company adopted the amended standards on January 1, 2011. The adoption of Update No. 2010-06 did not have a material impact on the Company's financial condition, results of operations or liquidity.

13.    Litigation

In connection with the acquisition of Fiberxon, Inc. in July 2007, MRV recorded a potential deferred consideration payable related to post-acquisition obligations of MRV pursuant to the purchase agreement. MRV filed an affirmative lawsuit in the California Superior Court in March 2009 against: a) former stockholders, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million; and b) certain former executives, directors and stockholders of Fiberxon alleging fraud and other claims. MRV entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, MRV has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement was with the former stockholders directly, and stockholders holding approximately 67% of the former shares elected to participate in this portion of the settlement. The remaining deferred payment obligation as of March 31, 2011 of $4.6 million represents the remaining stockholders' pro rata share of the $13.5 million portion.

MRV did not settle the California Superior Court action with four remaining defendants, and in December 2010, the court issued a default judgment against them in the amount of $57.4 million, jointly and severally, for the tort causes of action alleged in MRV's complaint, and ordered that MRV shall have no further obligations under the merger agreement including the deferred payment obligations. However, the court set aside this judgment in April 2011 at the request of the defendants. In 2010, four former stockholders who owned approximately 27% of the former Fiberxon did not participate in the second portion of the settlement and initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $3.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. In December 2010, two of the plaintiffs, with claims of approximately $0.8 million, voluntarily withdrew their suits without prejudice. In connection with the sale by MRV of Source Photonics in October 2010, the Company agreed to indemnify the buyer against certain litigation, including these actions. The indemnification provisions, which have an aggregate $20.0 million cap with standard exclusions also provide indemnification to the buyer for general claims arising from actions occurring prior to the sale which are brought within 15 months from the date of sale, and prior-occurring intellectual property, employee benefit, and environmental claims which are brought within 36 months of the date of sale.

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

14.    Subsequent Events

Disposition of Subsidiary

On May 6, 2011, the Company's subsidiary, MRV Switzerland Ltd, sold all of the issued and outstanding capital stock of its three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey") to Maréchaux Elektro AG pursuant to a Share Purchase Agreement dated as of May 6, 2011, by and between MRV Switzerland Ltd and Maréchaux Elektro AG. The purchase agreement provides for the payment of cash proceeds of approximately CHF 1.2 million (approximately $1.4 million) and the elimination of intercompany debt.
The purchase agreement contains customary representations, warranties and covenants, as well as customary mutual indemnification obligations. TurnKey was not classified as held for sale as of March 31, 2011 as management had not committed to, and the Company's board of directors had not approved, a plan to sell it until May 5, 2011. The results of operations of TurnKey are presented within continuing operations in the accompanying balance sheet and statement of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2010 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as “expects,” “anticipates,” “intends,” “potential,” “estimates,” “believes,” “may,” “should,” “could,” “will,” “would,” and words of similar import.

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products and our ability to succeed in entering new markets, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts and general pricing pressure in certain of our markets, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, maintenance of our inventory and production backlog, supply constraints directly or indirectly caused by natural disasters such as Japan's recent earthquakes, and litigation, including but not limited to litigation related to MRV's historical stock option granting practices and its acquisition of Fiberxon, Inc.

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2010 Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

Overview

MRV is a global supplier of communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) the Network Equipment group; and (b) the Network Integration group. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, Switzerland and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.
On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics"). We have reclassified the historical results of Source Photonics as discontinued operations in this Form 10-Q for all periods presented.
Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, Denmark, Finland, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Russia, Singapore, South Africa, Switzerland, Sweden, Taiwan, Turkey, and the United Kingdom. For the three months ended March 31, 2011 and 2010, foreign revenues constituted 76% and 80%, respectively, of our total revenues. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Accounting for Multiple-Element Arrangements entered into prior to January 1, 2011. Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software related elements, we apply the provisions of ASC 985 Software to the software and software related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

Accounting for Multiple-Element Arrangements entered into or materially altered after January 1, 2011. In October 2009, the FASB amended ASC 605-25 and ASC 985 and the Company adopted the amendments prospectively effective January 1, 2011. In accordance with the amendments, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price we use for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocate discounts in the arrangement proportionally on the basis of the selling price of each deliverable. In accordance with the amendments, we no longer apply the software revenue guidance in ASC Subtopic 985-605 to tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality.

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

We utilize significant management judgment to determine the provision for income taxes, deferred income tax assets and liabilities, including uncertain tax positions, and any valuation allowance recorded against net deferred income tax assets. Management periodically evaluates the deferred income tax assets as to whether it is likely that the deferred income tax assets will be realized. We establish a valuation allowance on the deferred income tax asset at the time we determine the asset is not likely to be realized. If we later determine that it is more likely than not that a deferred tax asset will be realized, we release the valuation allowance and record a credit within the Statements of Operations.

Share-Based Compensation.    We determine the fair value of stock options and warrants using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 9 “Share-Based Compensation” to the Financial Statements in Item 1, Part 1 of this Form 10-Q for further discussion.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona, the Taiwan dollar and the Israeli new shekel. For the three months ended March 31, 2011 and 2010, 65% and 63% of revenue and 41% and 43% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the three months ended March 31, 2011, these currencies were stronger against the U.S. dollar compared to the three months ended March 31, 2010, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data as a percentage of revenues (dollars in thousands):

Management Discussion Snapshot Three months ended March 31:	2011		2010
	$	% (1)	$	% (1)

Revenue (2)	$63,869	100%	$60,911	100%
Network Equipment group	31,307	49	30,512	50
Network Integration group	37,261	58	32,743	54

Gross profit (3)	25,443	40	28,572	47
Network Equipment group	16,980	54	17,808	58
Network Integration group	8,904	24	10,781	33

Operating expenses (4)	24,098	38	24,811	41
Network Equipment group	14,603	47	14,940	49
Network Integration group	6,289	17	7,337	22

Operating income (loss) (3) (4)	1,345	2	3,761	6
Network Equipment group	2,377	8	2,868	9
Network Integration group	2,615	7	3,444	11
___________________________________

(1)
Consolidated Statements of Operations data and segment revenue data express percentages as a percentage of consolidated revenue. Other Statements of Operations data by segment express percentages as a percentage of applicable segment revenue.

(2)	Revenue information by segment includes intersegment revenue reflecting sales of network equipment to the Network Integration group.

(3)	Consolidated gross profit data reflects adjustments for intersegment eliminations.

(4)	Consolidated operating expenses include corporate unallocated operating expenses.

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2011	2010	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$31,307	$30,512	$795	3%	(1)%
Network Integration group	37,261	32,743	4,518	14	11
Before intersegment adjustments	68,568	63,255	5,313	8	6
Intersegment adjustments (1)	(4,699)	(2,344)	(2,355)	(100)	(100)
Total	$63,869	$60,911	$2,958	5%	2%

(1) Adjustments represent the elimination of intersegment revenue.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Consolidated revenue for the first quarter of 2011 increased $3.0 million, or 5%, compared to the first quarter of 2010, due primarily to a $4.5 million, or 14%, increase in Network Integration group revenue, and to a lesser extent a $0.8 million, or 3%, increase in Network Equipment revenue, partially offset by a $2.4 million, or 100%, increase in intersegment revenues from the Network Equipment group to the Network Integration group, which are eliminated in consolidation.
Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group increased $0.8 million, or 3%, in the first quarter of 2011 compared to the first quarter of 2010. Creative Electronic Systems SA ("CES"), our Swiss aerospace and defense unit, increased revenue by $0.9 million, or 12%. CES revenues are denominated approximately 55% in U.S. dollars and 45% in euro. Due to significant strengthening of the Swiss franc against the U.S. dollar and euro compared to the first quarter of 2010, CES experienced an adverse impact when recording the revenue in its functional currency (Swiss franc), which was offset by the favorable impact of translating and reporting in U.S. dollars. This increase was partially offset by a 1% decline in revenue in our Optical Communications Systems ("OCS") unit. The decline was in the European and Asia Pacific regions, partially offset by an increase in the Americas region. The Lambda Driver® and FiberDriver® product lines declined compared to the same period of the prior year whereas our OptiSwitch® product line and service revenue increased.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2011	2010	$ Change	% Change

Revenue, excluding intersegment sales:
Americas	$16,180	$13,483	$2,697	20%
Europe	8,236	11,885	(3,649)	(31)
Asia Pacific	2,187	2,791	(604)	(22)
Other regions	5	9	(4)	(44)
Total external sales	26,608	28,168	(1,560)	(6)
Sales to Network Integration group:
Europe	4,699	2,344	2,355	100
Total intersegment sales	4,699	2,344	2,355	100
Total Network Equipment revenue	$31,307	$30,512	$795	3%

Network Integration Group.    Revenue generated from the Network Integration group increased $4.5 million, or 14%, in 2011. Revenue growth was led by a $2.6 million increase at Alcadon, representing a 26% increase in local currency, primarily due to strong sales of the OptiSwitch product line and by a $1.7 million increase at Interdata due in part to recognition of previously deferred revenue upon customer acceptance of a significant project. All revenue in the Network Integration group was generated in Europe. Revenue would have been $0.8 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Gross Profit

The following table summarizes certain gross profit data from our Statements of Operations (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2011	2010	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$16,980	$17,808	$(828)	(5)%	(8)%
Network Integration group	8,904	10,781	(1,877)	(17)	(20)
Before intersegment adjustments	25,884	28,589	(2,705)	(9)	(13)
Adjustments (1)	(441)	(17)	(424)	(2,494)	(2,494)
Total	$25,443	$28,572	$(3,129)	(11)%	(14)%

(1) Adjustments represent the change in the elimination of intersegment profit in ending inventory in order to reconcile to consolidated gross profit.

(2) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.
Consolidated gross profit decreased $3.1 million, or 11%, due to the decrease in gross margin from 47% to 40%. The decline in average gross margins was due to declines in gross margins in both the Network Equipment group and the Network Integration group partially offset by an increase in intersegment sales. Gross profit would have been $0.9 million lower if foreign currency exchange rates had remained the same as they were in the first quarter of 2011.
Network Equipment Group.    The $0.8 million, or 5% decrease, in gross profit for the Network Equipment group was due to a decrease in average gross margin from 58% to 54% partially offset by the 3% increase in revenue. The decline in average gross margin is due to lower margins at both OCS and CES. Gross profit at OCS declined $1.1 million in the first quarter of 2011 compared to 2010. OCS gross margins were within that business unit's normal range but declined compared to the first quarter of 2010 which was unusually high due in part to sales of optical components sold as part of system solutions, which had a more rapid decline in cost than in average selling prices during the first quarter of 2010. CES margins decreased 316 basis points due to the impact of foreign currency fluctuations. CES revenue is denominated in U.S. dollars and euro, and CES incurs most of its costs of revenue in Swiss franc. The strengthening of the Swiss franc against the U.S. dollar and euro adversely impacted gross margins in local currency on previously negotiated contracts and price lists. This decline in gross margins at CES was partially offset by the gross profit in Swiss franc translating into more U.S. dollars. Gross profit would have been $0.6 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Gross profit for the Network Integration group decreased $1.9 million, or 17%. The decrease was driven by a decline in average gross margins from 33% to 24% partially offset by a 14% increase in revenue, and favorable changes in the exchange rate. All four of our Network Integration business units had lower gross margins in the current quarter compared to the same period of the prior year though for different reasons and to different degrees. The largest decrease was at Interdata, which had unusually high margins in the first quarter last year compared to the rest of the year and a temporary decrease in the proportion of revenue from services. A decrease at Tecnonet S.p.A, which also had a significant impact on the overall margin, was due to unusually high margins in the first quarter of 2010 and relatively low margins in the current quarter, though within Tecnonet's normal range. Tecnonet sees margin fluctuations from period to period due to the portion of revenues from product sales, solution sales, and services. Alcadon AB's gross margins increased slightly compared to full-year 2010 results, but also decreased compared to the first quarter of 2010. Gross profit would have been $0.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Operating Expenses

The following table summarizes certain operating expenses data from our Statements of Operations (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$14,603	$14,940	$337	2%	5%
Network Integration group	6,289	7,337	1,048	14	17
Total segment operating expenses	20,892	22,277	1,385	6	9
Corporate unallocated operating expenses and adjustments (2)	3,206	2,534	(672)	(27)	(27)
Total	$24,098	$24,811	$713	3%	5%

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

Consolidated operating expenses were $24.1 million, or 38% of revenues, in 2011 compared to $24.8 million, or 41% of revenues, in 2010. The $0.7 million decrease occurred primarily in the Network Integration group ($1.0 million) and to a lesser extent in the Network Equipment group ($0.3 million), partially offset by an increase in corporate unallocated operating expenses which increased by $0.7 million due to relatively higher compensation costs, especially share-based compensation, of our new chief executive officer, higher board of director compensation, and an increase in consulting fees. Operating expenses would have been $0.6 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating expenses included share-based compensation of $0.8 million and $0.3 million in 2011 and 2010, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2011 were $14.6 million, or 47% of revenues, compared to $14.9 million, or 49% of revenues in 2010. The $0.3 million, or 2%, decrease was due to a 6% decrease in operating expenses at OCS partially offset by a 10% increase at CES. The decrease in operating expenses at OCS is primarily due to a decrease in sales and marketing expenses. The increase at CES is due to the strengthening of the Swiss franc against the dollar. Operating expenses would have been $0.4 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Operating expenses in the Network Integration group for 2011 were $6.3 million, or 17% of revenues, compared to $7.3 million, or 22% of revenues, in 2010. The $1.0 million, or 14%, decrease in operating expense came primarily from Interdata, which took steps to decrease operating expenses beginning in the second quarter of 2010 and to a lesser extent from Tecnonet. Operating expenses would have been $0.3 million higher in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Operating Income

The following table summarizes certain operating income data from our Statements of Operations (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2011	2010	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$2,377	$2,868	$(491)	(17)%	(24)%
Network Integration group	2,615	3,444	(829)	(24)	(27)
Total segment operating income	4,992	6,312	(1,320)	(21)	(25)
Corporate unallocated and adjustments (1)	(3,647)	(2,551)	(1,096)	(43)	(43)
Total	$1,345	$3,761	$(2,416)	(64)%	(72)%

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

The $3.1 million, or 11%, decrease in gross profit partially offset by the $0.7 million, or 3%, decrease in operating expenses led to a $2.4 million decrease in operating income representing a decline in operating margin from 6% to 2%. Our operating income would have been $0.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating income included share-based compensation expense of $0.8 million and $0.3 million in 2011 and 2010, respectively.
Network Equipment Group.    The Network Equipment group reported operating income of $2.4 million for 2011, compared to $2.9 million for 2010. The $0.5 million decrease in operating income was due to the $0.8 million decrease in gross profit, partially offset by a $0.3 million decrease in operating expenses. Operating margin was 8% in 2011 and 9% in 2010. Operating income would have been $0.2 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    The Network Integration group reported operating income of $2.6 million for 2011, compared to operating income of $3.4 million for 2010. The $0.8 million decline was due to the $1.9 million decrease in gross profit partially offset by a $1.0 million decrease in operating expenses. The 7% operating margin in the first quarter of 2011 represented a decline from 11% in the first quarter of 2010 and an improvement from 3% last quarter. Operating income would have been $0.1 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Interest Expense and Other Income, Net
Interest expense was $0.3 million in 2011 compared to $0.2 million in 2010 reflecting an increase in average debt balance outstanding during the period. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions. We recognized a net gain of $0.1 million on foreign currency transactions in 2011 compared to a $0.2 million net gain in 2010. Other income for 2010 includes a $0.5 million gain realized upon the settlement we negotiated with certain former Fiberxon stockholders of the net deferred consideration payable arising from the 2007 acquisition of Fiberxon.
Provision for Income Taxes
The provision for income taxes was $1.8 million in 2011 and $1.4 million in 2010. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The increase in provision for income taxes during 2011 is due to an increase in pre-tax income in the jurisdictions where we pay taxes, particularly at OCS in Israel, Alcadon in Sweden, Interdata in France, and CES in Switzerland, partially offset by a decrease at Tecnonet in Italy. OCS did not record any tax expense in Israel in 2010, as there was a full valuation allowance against their deferred tax assets. That valuation allowance was released in the fourth quarter of 2010 upon determination that the deferred tax assets were likely to be realized, and we resumed recording a tax provision in the first quarter of 2011 as net operating loss carryforwards ("NOLs") were utilized to offset their pre-tax income.
Tax Loss Carryforwards
As of December 31, 2010, we had NOLs of $176.5 million, $156.8 million, and $88.7 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2011, the U.S. federal and state NOLs had a full valuation allowance.
Discontinued Operations
Income from discontinued operations for the first quarter of 2010 includes $1.4 million related to the results of operations of Source Photonics. We completed the sale of Source Photonics on October 26, 2010.

Liquidity and Capital Resources

During the three months ended March 31, 2011 the Company's cash and short-term investments position decreased from $156.9 million to $156.0 million. Our cash inflows included $1.2 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, changes in deferred tax assets, and allowance for doubtful accounts. Our cash inflows also included $1.8 million in decreases in operating assets and liabilities, primarily due to a reduction of $6.3 million in accounts receivable from collection of amounts outstanding at December 31, 2010 and a decrease in inventory, partially offset by a decrease in accounts payable and accrued liabilities. Cash provided by operating activities was offset by net payments on short-term debt of $3.7 million, capital expenditures of $0.7 million, and $0.4 million used to repurchase shares of our Common Stock.
Cash and cash equivalents totaled $146.9 million at March 31, 2011 compared to $141.6 million in cash and cash equivalents as of December 31, 2010. The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and short-term marketable securities, and our short-term debt position (in thousands):

	March 31, 2011	December 31, 2010

Cash
Cash and cash equivalents	$146,888	$141,569
Short-term marketable securities	7,252	13,474
Restricted time deposits	1,812	1,813
	155,952	156,856
Short-term debt	15,352	18,036
Cash in excess of debt	$140,600	$138,820
Ratio of cash to debt (1)	10.2	8.7

(1) Determined by dividing total cash by total debt.

Short-term Debt

All of our short-term debt is at Tecnonet, our Italian Network Integration subsidiary. The following table summarizes our short-term debt (dollars in thousands):

	March 31, 2011	December 31, 2010	Increase (decrease)
Lines of credit secured by accounts receivable	15,211	17,771	(2,560)
Unsecured short-term debt	141	265	(124)
Total short-term debt at Tecnonet	15,352	18,036	(2,684)
Other	—	—	—
Total short-term debt	$15,352	$18,036	$(2,684)

The decrease in short-term debt at Tecnonet includes net payments of $3.7 million, a reduction of 20% in local currency, partially offset by the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	March 31, 2011	December 31, 2010

Current assets	$284,491	$289,128
Current liabilities	89,900	96,372
Working capital	$194,591	$192,756
Current ratio (1)	3.2	3.0

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

Contractual Obligations
There were no material changes in our contractual obligations since December 31, 2010 other than the decrease in short-term debt discussed above. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

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
Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of March 31, 2011, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.
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
Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of March 31, 2011, we did not have any foreign exchange contracts outstanding.
Certain assets and liabilities, including certain bank accounts, accounts receivables, and accounts payables of some of our business units, exist in currencies other than the functional currency of the related business units and are sensitive to foreign currency exchange rate fluctuations. These currencies principally include the U.S. dollar, the euro, the Swedish krona, the Swiss franc, the Taiwan dollar, and the Israeli new shekel. Additionally, Tecnonet, which has a functional currency of the euro, has certain of its lines of credit denominated in U.S. dollars. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.
When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 60% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the three months ended March 31, 2011 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2010. For the three months ended March 31, 2011, we had approximately:

•	$22.1 million in cost of goods and operating expenses recorded in euros;

•	$6.1 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$9.0 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$0.4 million in cost of goods and operating expenses recorded in Taiwan dollars.
Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2011, our costs would have increased to approximately:

•	$24.3 million in cost of goods and operating expenses recorded in euros;

•	$6.7 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$9.9 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$0.4 million in cost of goods and operating expenses recorded in Taiwan dollars.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands). Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

	March 31, 2011	December 31, 2010

U.S. dollars	$128,366	$123,376
Euros	6,245	8,027
Swiss francs	8,292	6,825
Taiwan dollars	74	266
Norwegian kronor	740	635
Swedish kronor	1,874	1,680
Israeli new shekels	701	671
Other	596	89
Total cash and cash equivalents	$146,888	$141,569

Item 4.    Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred after the filing of our 2010 Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiberxon Acquisition Litigation

In July 2007, we purchased Fiberxon, Inc., and the purchase agreement included possible post-acquisition obligations of MRV. We filed an affirmative lawsuit in the California Superior Court in March 2009 against a) former stockholders, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million, and b) certain former executives, directors and stockholders of Fiberxon, Inc., alleging fraud and other claims. We entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, the Company has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, we agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, stockholders holding approximately 67% of the former shares have elected to participate in this portion of the settlement.

We maintained the California Superior Court action with four remaining defendants, and in December 2010, the court issued a default judgment against them in the amount of $57.4 million, jointly and severally, for the tort causes of action alleged in MRV's complaint, and ordered that MRV shall have no further obligations under the merger agreement including the deferred payment obligations; however, the court set aside this judgment in April 2011 at the request of the defendants. In 2010, four former stockholders who owned approximately 27% of the former Fiberxon and did not participate in the second portion of the settlement, initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $3.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. In December 2010, two of the plaintiffs with claims of approximately $0.8 million, voluntarily withdrew their suits without prejudice. In connection with the sale by MRV of Source Photonics in October 2010, we agreed to indemnify the buyer against certain litigation, including these actions.

The results of any litigation are inherently uncertain, and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 1A.    Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2010 Form 10-K. There have been no material changes in the Risk Factors as previously disclosed on our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our Common Stock during the first quarter of 2011:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced share repurchase programs	Approximate dollar value that may yet be purchased under the program (in thousands) (1)
January 1, 2011 to January 31, 2011	69,600	1.68	69,600	8,389
February 1, 2011 to February 28, 2011	36,800	1.71	36,800	8,326
March 1, 2011 to March 31, 2011	149,152	1.64	149,152	8,081

(1) On September 13, 2010, we publicly announced that the Board of Directors of the Company approved a repurchase of shares of Common Stock of the Company in an amount up to $10,000,000 under a stock repurchase program operated in accordance with the requirements of Rule 10b-18 under the Exchange Act. The program expires on December 31, 2011.

Item 6.    Exhibits

(a)    Exhibits

No.	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2011.

MRV COMMUNICATIONS, INC.

By: /s/ Dilip Singh
Dilip Singh
Chief Executive Officer
Principal Executive Officer

By: /s/ Chris King
Chris King
Chief Financial Officer
Principal Financial Officer