Form 10-Q
period 2011-06-30
MRV COMMUNICATIONS INC
filed 2011-08-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [x]

As of August 5, 2011, 157,471,931 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product revenue	$53,223	$45,525	$102,912	$92,297
Service revenue	14,975	11,679	27,248	24,042
Total revenue	68,198	57,204	130,160	116,339
Cost of sales	38,796	31,159	75,688	62,231
Gross profit	29,402	26,045	54,472	54,108
Operating expenses:
Product development and engineering	6,178	4,579	12,393	10,116
Selling, general and administrative	19,648	19,766	36,935	38,453
Total operating expenses	25,826	24,345	49,328	48,569
Operating income	3,576	1,700	5,144	5,539
Interest expense	(206)	(222)	(470)	(432)
Gain from settlement of deferred consideration obligation	—	—	—	520
Other income (loss), net	(424)	(361)	(289)	(91)
Income from continuing operations before income taxes	2,946	1,117	4,385	5,536
Provision for income taxes	1,635	2,257	3,381	3,693
Income (loss) from continuing operations	1,311	(1,140)	1,004	1,843
Income (loss) from discontinued operations, net of income taxes of $20 in 2011 and $980 and $1,243 for the three and six months in 2010, respectively	(3,177)	4,507	(3,414)	5,866
Net income (loss)	(1,866)	3,367	(2,410)	7,709
Less:
Net income from continuing operations attributable to noncontrolling interests	—	400	—	1,120
Net income (loss) attributable to MRV	$(1,866)	$2,967	$(2,410)	$6,589
Net income (loss) from continuing operations attributable to MRV	$1,311	$(1,540)	$1,004	$723
Net income (loss) from discontinued operations attributable to MRV	$(3,177)	$4,507	$(3,414)	$5,866
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$(0.01)	$0.01	$—
From discontinued operations	$(0.02)	$0.03	$(0.02)	$0.04
Net income (loss) attributable to MRV per share — basic (1)	$(0.01)	$0.02	$(0.02)	$0.04
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$(0.01)	$0.01	$—
From discontinued operations	$(0.02)	$0.03	$(0.02)	$0.04
Net income (loss) attributable to MRV per share — diluted (1)	$(0.01)	$0.02	$(0.02)	$0.04
Weighted average number of shares:
Basic	157,449	157,684	157,510	157,657
Diluted	158,384	157,684	158,517	158,552
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,319	$141,001
Short-term marketable securities	3,815	13,474
Restricted time deposits	1,924	1,709
Accounts receivable, net	56,308	61,455
Other receivables	16,013	15,294
Inventories	40,992	41,072
Deferred income taxes	2,547	2,511
Other current assets	9,712	9,838
Current assets of discontinued operations	—	2,774
Total current assets	283,630	289,128
Property and equipment, net	8,907	8,461
Goodwill	27,791	25,229
Other intangibles	441	—
Deferred income taxes, net of current portion	2,010	2,125
Other assets	267	571
Noncurrent assets of discontinued operations	—	1,352
Total assets	$323,046	$326,866

Liabilities and equity
Current liabilities:
Short-term debt	$9,706	$18,036
Deferred consideration payable	4,615	4,615
Accounts payable	28,671	32,279
Accrued liabilities	23,189	23,714
Deferred revenue	13,508	14,186
Other current liabilities	4,599	2,166
Current liabilities of discontinued operations	—	1,376
Total current liabilities	84,288	96,372
Other long-term liabilities	8,683	8,931
Long-term liabilities from discontinued operations	—	462
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 160,152 shares in 2011 and 160,038 shares in 2010
Outstanding — 157,460 shares in 2011 and 157,600 shares in 2010	270	270
Additional paid-in capital	1,411,919	1,410,234
Accumulated deficit	(1,202,762)	(1,200,352)
Treasury stock — 2,692 shares in 2011 and 2,437 in 2010	(3,271)	(2,846)
Accumulated other comprehensive income	23,919	13,795
Total stockholders' equity	230,075	221,101
Total liabilities and stockholders' equity	$323,046	$326,866

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

Six months ended June 30:	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,410)	$7,709
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,225	4,875
Share-based compensation expense	1,583	987
Provision for doubtful accounts	156	(307)
Deferred income taxes	215	1,399
Amortization of premium on marketable securities	83	—
Gain on disposition of property and equipment	24	27
Loss on sale of TurnKey	3,154	—
Gain on settlement of deferred consideration payable	—	(520)
Changes in operating assets and liabilities:
Accounts receivable	9,204	(14,462)
Inventories	2,332	(22,115)
Other assets	2,623	(6,400)
Accounts payable	(5,598)	21,124
Accrued liabilities	(1,630)	(4,704)
Income tax payable	2,324	1,554
Deferred revenue	(1,708)	3,402
Other current liabilities	(843)	137
Net cash provided by (used in) operating activities	10,734	(7,294)
Cash flows from investing activities:
Purchases of property and equipment	(1,569)	(7,831)
Proceeds from sale of property and equipment	65	66
Purchases of intangibles	(474)	—
Proceeds from sale of investments in unconsolidated entities	—	3,708
Proceeds from sale of subsidiaries	886	11,308
Investment in restricted time deposits	(72)	(363)
Release of restricted time deposits	125	56
Purchases of investments	—	(35,854)
Proceeds from sale or maturity of investments	9,577	20,805
Net cash provided by (used in) investing activities	8,538	(8,105)
Cash flows from financing activities:
Net proceeds from exercise of stock options	105	80
Purchase of treasury shares	(425)	—
Borrowings on short-term debt	21,440	75,289
Payments on short-term debt	(31,119)	(77,849)
Payments on long-term obligations	—	(14)
Net cash used by financing activities	(9,999)	(2,494)
Effect of exchange rate changes on cash and cash equivalents	1,776	(1,825)
Net increase (decrease) in cash and cash equivalents	11,049	(19,718)
Less: Net decrease in cash and cash equivalents of discontinued operations	(269)	(10,288)
Net increase (decrease) in cash and cash equivalents of continuing operations	11,318	(9,430)
Cash and cash equivalents, beginning of year	141,001	40,455
Cash and cash equivalents, end of year	$152,319	$31,025

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$439	$271
Cash paid during year for interest — discontinued operations	—	739
Cash paid during year for interest — Total	$439	$1,010
Cash paid during year for income taxes — continuing operations	$759	$1,516
Cash paid during year for income taxes — discontinued operations	—	551
Cash paid during year for income taxes — Total	$759	$2,067

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes to Financial Statements
(Unaudited)

1.    Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required. As of June 30, 2011, all of the Company's subsidiaries were wholly-owned.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2011, and the results of its operations for the three and six months and its cash flows for the six months then ended. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"). The historical financial results of TurnKey prior to that date have been reclassified as discontinued operations for all periods presented. The related assets and liabilities of TurnKey have been classified as assets and liabilities of discontinued operations in the Balance Sheet as of December 31, 2010. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows.

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

MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of June 30, 2011 and December 31, 2010. Unrealized losses at June 30, 2011 and December 31, 2010 were $38,000 and $39,000, respectively. Marketable securities mature at various dates in the next 12 months and consist of corporate and U.S. government issues.

Marketable securities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
U.S. government issues	$3,815	$11,699
Corporate issues	—	1,775
Total	$3,815	$13,474

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

The Company's available-for-sale securities consist of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of these securities which are considered Level 1 category items within the fair value hierarchy. There were no material re-measurements to fair value during the three and six months ended June 30, 2011 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2011 (in thousands):

Six months ended
June 30, 2011

Balance at beginning of period	$3,492
Charged to expense, net of recoveries	156
Write-offs	(1,402)
Foreign currency translation adjustment	98
Balance at end of period	$2,344

5.    Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$7,932	$9,556
Work-in process	5,532	4,498
Finished goods	27,528	27,018
Total	$40,992	$41,072

The following table summarizes the change in inventory reserve during the six months ended June 30, 2011 (in thousands):

Six months ended
June 30, 2011

Balance at beginning of period	$18,994
Charged to expense, net of recoveries	1,848
Write-offs	(1,605)
Foreign currency translation adjustment	1,269
Balance at end of period	$20,506

6.    Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangibles with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. No events occurred during the six months ended June 30, 2011 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period. Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized gain of $2.6 million during the six months ended June 30, 2011 due to the change in foreign currency rates from December 31, 2010 to June 30, 2011. The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet.

Other intangibles consist of intellectual property purchased by the Company's subsidiary located in Geneva, Switzerland, Creative Electronic Systems, S.A. ("CES"). Amortization of other intangible assets was $50,000 for the six months ended June 30, 2011.

7.    Product Warranty

As of June 30, 2011 and December 31, 2010, MRV's product warranty liability recorded in accrued liabilities was $1.5 million and $1.0 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the six months ended June 30, 2011 (in thousands):

Six months ended
June 30, 2011

Beginning balance	$1,024
Cost of warranty claims	(308)
Accruals for product warranties	739
Foreign currency translation adjustment	20
Total	$1,475

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

Outstanding stock options to purchase 8.4 million shares were excluded from the computation of dilutive shares for the three months ended June 30, 2011 because such stock options were anti-dilutive since they were not in-the-money. For the three months ended June 30, 2010, 9.4 million shares were excluded from the calculation of diluted net loss per share because such stock options were anti-dilutive. For the six months ended June 30, 2011 and 2010, 7.5 million and 9.7 million potentially dilutive shares were excluded from the calculation of diluted net earnings per share, respectively, because such shares were anti-dilutive since they were not in-the-money. Shares purchased into treasury shares are excluded from any subsequent information concerning the number of shares outstanding.

9.    Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of goods sold	$24	$13	$37	$25
Product development and engineering	46	64	87	128
Selling, general and administrative	746	325	1,459	528
Total share-based compensation expense (1)	$816	$402	$1,583	$681

(1)    Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The weighted average fair value of stock options granted during the six months ended June 30, 2011 was $1.02. There were no stock option grants during the six months ended June 30, 2010. As of June 30, 2011, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $3.1 million, which is expected to be amortized over a weighted-average period of 2.6 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the six months ended June 30, 2011:

Six months ended June 30:	2011
Risk-free interest rate	2.0%
Dividend yield	—%
Volatility	87.0%
Expected life (in years)	5.9

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

The following table summarizes revenues by segment, including intersegment revenues, (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Network Equipment group	$33,699	$29,266	$65,006	$59,778
Network Integration group	38,374	31,665	73,728	62,632
Before intersegment adjustments	72,073	60,931	138,734	122,410
Intersegment adjustments	(3,875)	(3,727)	(8,574)	(6,071)
Total	$68,198	$57,204	$130,160	$116,339

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

One customer accounted for $22.3 million and $20.6 million of revenue in the Network Integration group, or 17% and 18% of total revenue for the six months ended June 30, 2011, and 2010, respectively.

As of June 30, 2011, amounts due from one customer in the Network Integration group accounted for 16% of accounts receivable. The same customer accounted for 16% of accounts receivable as of December 31, 2010.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Americas	$20,552	$14,148	$36,732	$27,631
Europe	45,183	40,620	88,773	83,472
Asia Pacific	2,455	2,434	4,642	5,225
Other regions	8	2	13	11
Total	$68,198	$57,204	$130,160	$116,339

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2011	December 31, 2010

Americas	$2,293	$2,273
Europe	6,557	6,157
Asia Pacific	57	31
Total	$8,907	$8,461

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross profit
Network Equipment group	$18,885	$17,329	$35,865	$35,137
Network Integration group	10,667	8,698	19,198	18,970
Before intersegment adjustments	29,552	26,027	55,063	54,107
Corporate unallocated and intersegment adjustments (1)	(150)	18	(591)	1
Total	$29,402	$26,045	$54,472	$54,108

Depreciation expense
Network Equipment group	$411	$468	$826	$893
Network Integration group	123	92	248	174
Corporate	55	14	82	28
Total	$589	$574	$1,156	$1,095

Operating income (loss)
Network Equipment group	$2,782	$3,580	$5,159	$6,448
Network Integration group	4,403	2,836	7,241	6,358
Before intersegment adjustments	7,185	6,416	12,400	12,806
Corporate unallocated operating loss and adjustments (1)	(3,609)	(4,716)	(7,256)	(7,267)
Total	$3,576	$1,700	$5,144	$5,539

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Additions to Fixed Assets
Network Equipment group	$1,095	$1,525
Network Integration group	258	517
Corporate	201	22
Discontinued operations	15	5,767
Total	$1,569	$7,831

	June 30, 2011	December 31, 2010
Total Assets
Network Equipment group	$88,203	$82,913
Network Integration group	106,347	105,117
Corporate and intersegment eliminations	128,496	134,710
Discontinued operations	—	4,126
Total	$323,046	$326,866

	June 30, 2011	December 31, 2010
Goodwill
Network Equipment group	$14,488	$12,829
Network Integration group	13,303	12,400
Total	$27,791	$25,229

11.    Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$(1,866)	$3,367	$(2,410)	$7,709
Unrealized loss from available-for-sale securities	3	16	(1)	15
Foreign currency translation gain (loss)	6,244	(3,953)	10,125	(9,116)
Comprehensive income (loss)	4,381	(570)	7,714	(1,392)
Less: comprehensive income attributable to noncontrolling interests	—	(99)	—	297
Comprehensive income (loss) attributable to MRV	$4,381	$(471)	$7,714	$(1,689)

12.    Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, which amends ASC 605 Revenue Recognition. The amendment establishes a hierarchy for determining the selling price of a deliverable in a multiple-element deliverable revenue arrangement. The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The update eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally on the basis of the selling price of each deliverable. In October 2009, the FASB also issued ASU 2009-14, which amends ASC 985 Software. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of the software revenue guidance in ASC Subtopic 985-605. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. The Company adopted the amendments to ASC 605 and ASC 985 prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company's financial condition, results of operations or liquidity.

In January 2010, the FASB issued ASU 2010-06 which amends the Fair Value Measurements and Disclosures topic of the ASC. The amended standards in the update require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, the amended standards in the update require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company adopted the amended standards on January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company's financial condition, results of operations or liquidity.

In December 2010, the FASB issued ASU 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance was effective for the Company on January 1, 2011. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning January 1, 2012, and the Company will be required to apply it retrospectively. The adoption of this standard will only impact the presentation of our financial statements and will have no impact on the reported results.

13.    Litigation

In connection with the acquisition of Fiberxon, Inc. in July 2007, MRV recorded a potential deferred consideration payable related to post-acquisition obligations of MRV pursuant to the purchase agreement. MRV filed an affirmative lawsuit in the California Superior Court in March 2009 against: a) former stockholders of Fiberxon, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million; and b) certain former executives, directors and stockholders of Fiberxon alleging fraud and other claims. MRV entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, MRV has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement was with the former stockholders directly, and stockholders holding approximately 67% of the former shares elected to participate in this portion of the settlement. The remaining deferred consideration payable as of June 30, 2011 of $4.6 million represents the remaining stockholders' pro rata share of the $13.5 million portion.

MRV did not settle the California Superior Court action with four remaining defendants, and in December 2010, the court issued a default judgment against them in the amount of $57.4 million. However, the court set aside this judgment in April 2011 at the request of the defendants. In addition, in 2010, four former stockholders, who owned approximately 27% of the former Fiberxon and who did not participate in the second portion of the settlement, initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $3.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. Two of the plaintiffs voluntarily withdrew their suits without prejudice in December 2010, but they have subsequently re-filed the suits. In connection with the sale by MRV of Source Photonics in October 2010, the Company agreed to indemnify the buyer against certain litigation, including these actions. The indemnification provisions, which have an aggregate $20.0 million cap with standard exclusions, also provide indemnification to the buyer for general claims arising from actions occurring prior to the sale which are brought within 15 months from the date of sale, and prior-occurring intellectual property, employee benefit, and environmental claims which are brought within 36 months of the date of sale.

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

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of MRV's current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints were based on facts disclosed in the Company's press release of June 5, 2008, which stated that MRV's financial statements could not be relied on due to its historical stock option practices and related accounting. The complaints sought to recover from the defendants unspecified compensatory and punitive damages, to require MRV to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options, and to recover costs of suit, including legal and other professional fees and other equitable relief. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10 million settlement agreement, which was covered by the Company's director and officer insurance policies.

Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters. The Company and plaintiffs in the federal and state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims. To date, a majority of the costs related to the Company's and defendants' defense of these actions have been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, if litigation continues and the insurance coverage amounts are depleted, the Company may be asked to advance funds to cover its indemnification obligations for its current and past directors and officers who are defendants in this matter, and will continue to incur its own legal expenses. Any such future obligations are not determinable at this time. As of June 30, 2011, approximately $3.8 million in coverage remains available under the Company's policies.

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

14.    Discontinued Operations

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration segment. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded losses of $0.2 million and less than $0.1 million from discontinued operations, net of income tax expense, for the six months ended June 30, 2011 and 2010, respectively. The loss from discontinued operations includes $3.2 million for the loss on the sale of TurnKey.

The assets and liabilities of TurnKey are reflected as discontinued operations in the Balance Sheet as of December 31, 2010 and consisted of (in thousands):

December 31, 2010
Cash and cash equivalents	$568
Time deposits	104
Accounts receivable, net	1,060
Inventories	255
Other current assets	787
Total current assets	2,774
Property and equipment, net	80
Goodwill	1,272
Total assets	$4,126
Accounts payable	$659
Accrued liabilities	708
Other current liabilities	9
Non-current liabilities	462
Total liabilities	$1,838

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

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2010 Form 10-K and in Item 1A "Risk Factors" of Part II of this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

Overview

MRV is a global supplier of communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) the Network Equipment group; and (b) the Network Integration group. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by the Network Equipment group. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.
On October 26, 2010, we sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics"). On May 6, 2011, we sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"). We have reclassified the historical results of Source Photonics and TurnKey prior to their sale as discontinued operations in this Form 10-Q for all periods presented.
Our businesses involve reliance on foreign-based offices. Several of our business units, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Singapore, South Africa, Switzerland, Sweden, Taiwan, Turkey and the United Kingdom. For the three months ended June 30, 2011 and 2010, foreign revenue constituted 71% and 79%, respectively, of our total revenue. For the six months ended June 30, 2011 and 2010, foreign revenue constituted 74% and 79%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

Revenue Recognition.    Our major revenue-generating products consists of fiber optic components, switches and routers, console management, and physical layer products during the quarter. We generally recognize product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered reasonably assured. Products are generally shipped “FOB shipping point,” with no right of return, and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Our Network Integration business units resell third party products. We recognize revenue on these sales on a gross basis, as a principal, because we are the primary obligor in the arrangement, we are exposed to inventory and credit risk, we negotiate the selling prices, and we sell the products as part of a solution in which we provide services. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when a product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, in which case a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data and other factors known at the time of revenue recognition.

MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations, sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Accounting for Multiple-Element Arrangements entered into prior to January 1, 2011. Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software-related elements, we apply the provisions of ASC 985 Software to the software and software-related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

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

Inventory Reserves.    We make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record an adjustment to the cost basis equal to the difference between the cost of the inventory and the estimated net realizable market value. This adjustment is recorded as a charge to cost of goods sold, and includes estimates for excess quantities and obsolete inventory. If changes in market conditions result in reductions in the estimated market value of our inventory below previous estimates, we would make further adjustments in the period in which we make such a determination and record a charge to cost of goods sold. At the time of recording the reserve, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of, or increase in, that newly established cost basis. The inventory reserve is not reduced until the underlying inventory is sold or otherwise disposed.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona, the Taiwan dollar and the Israeli new shekel. For the six months ended June 30, 2011 and 2010, 64% and 67% of revenue and 40% and 38% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the three and six months ended June 30, 2011, these currencies were stronger against the U.S. dollar compared to the three and six months ended June 30, 2010, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$68,198	100%	$57,204	100%	$130,160	100%	$116,339	100%
Network Equipment group	33,699	49	29,266	51	65,006	50	59,778	51
Network Integration group	38,374	56	31,665	55	73,728	57	62,632	54

Gross profit (3)	29,402	43	26,045	46	54,472	42	54,108	47
Network Equipment group	18,885	56	17,329	59	35,865	55	35,137	59
Network Integration group	10,667	28	8,698	27	19,198	26	18,970	30

Operating expenses (4)	25,826	38	24,345	43	49,328	38	48,569	42
Network Equipment group	16,103	48	13,749	47	30,706	47	28,689	48
Network Integration group	6,264	16	5,862	19	11,957	16	12,612	20

Operating income (3) (4)	3,576	5	1,700	3	5,144	4	5,539	5
Network Equipment group	2,782	8	3,580	12	5,159	8	6,448	11
Network Integration group	4,403	11	2,836	9	7,241	10	6,358	10
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

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$33,699	$29,266	$4,433	15%	8%
Network Integration group	38,374	31,665	6,709	21	5
Before intersegment adjustments	72,073	60,931	11,142	18	7
Intersegment adjustments (2)	(3,875)	(3,727)	(148)	(4)	(4)
Total	$68,198	$57,204	$10,994	19%	7%

(1) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2) Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the second quarter of 2011 increased $11.0 million, or 19%, compared to the second quarter of 2010, due primarily to a $6.7 million, or 21%, increase in Network Integration group revenue, and to a lesser extent a $4.4 million, or 15%, increase in Network Equipment revenue, partially offset by a $0.1 million, or 4%, increase in intersegment revenues from the Network Equipment group to the Network Integration group, which are eliminated in consolidation.
Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group increased $4.4 million, or 15%, in the second quarter of 2011 compared to the second quarter of 2010. Creative Electronic Systems SA ("CES"), our Swiss aerospace and defense business unit, increased revenue by 36% due in part to higher sales from its largest customer than in the prior year. CES revenues are denominated approximately 55% in U.S. dollars and 45% in euro. Due to significant strengthening of the Swiss franc against the U.S. dollar and euro compared to the second quarter of 2010, CES experienced an adverse impact when recording the revenue in its functional currency (Swiss franc), which was offset by the favorable impact of translating and reporting in U.S. dollars. Our Optical Communications Systems ("OCS") division had increased revenue this quarter of 9% led by gains in the FiberDriverTM and OptiSwitch® product lines and in service revenues. The increase was led by 30% growth in the Americas region, partially offset by declines in the European and Asia Pacific regions.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2011	2010	$ Change	% Change

Revenue, excluding intersegment sales:
Americas	$20,552	$14,148	$6,404	45%
Europe	6,809	8,955	(2,146)	(24)
Asia Pacific	2,455	2,434	21	1
Other regions	8	2	6	300
Total external sales	29,824	25,539	4,285	17
Sales to Network Integration group:
Europe	3,875	3,727	148	4
Total intersegment sales	3,875	3,727	148	4
Total Network Equipment revenue	$33,699	$29,266	$4,433	15%

Network Integration Group.    Revenue generated from the Network Integration group increased $6.7 million, or 21%, in the second quarter of 2011 compared to the second quarter of 2010. Revenue growth was led by a $2.9 million increase at Alcadon AB, our Scandinavian subsidiary, representing a 19% increase in local currency, primarily due to strong sales of the OptiSwitch product line and by a $2.6 million increase at Interdata our French subsidiary, representing a 19% increase in local currency, due in part to recognition of previously deferred revenue upon customer acceptance of a significant project. However, at Tecnonet S.p.A., our Italian subsidiary, revenue fell by 6% in local currency due to weakening in the Italian telecom market. All revenue in the Network Integration group was generated in Europe. Revenue would have been $5.0 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$18,885	$17,329	$1,556	9%	2%
Network Integration group	10,667	8,698	1,969	23	6
Before intersegment adjustments	29,552	26,027	3,525	14	3
Adjustments (2)	(150)	18	(168)	(933)	(933)
Total	$29,402	$26,045	$3,357	13%	3%

(1) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2) Adjustments represent the change in the elimination of intersegment profit in ending inventory in order to reconcile to consolidated gross profit.

Consolidated gross profit increased $3.4 million, or 13% from the second quarter of 2011 compared to the prior year quarter, due to the 19% increase in revenue which was partially offset by a decrease in gross margin from 46% to 43%. The decline in average gross margins was due to decline in gross margin in the Network Equipment group and to an increase in the proportion of revenue contributed by the Network Integration group, partially offset by a slight increase in gross margin in the Network Integration group. Gross profit would have been $2.6 million lower if foreign currency exchange rates had remained the same as they were in the second quarter of 2010.
Network Equipment Group.    The $1.6 million, or 9%, increase in gross profit for the Network Equipment group was due to a 9% increase in revenue, partially offset by a decrease in average gross margin from 59% to 56%. The decline in average gross margin is due to lower margins at both OCS and CES. OCS gross margins were within that business unit's normal range but declined compared to the second quarter of 2010 which was unusually high. OCS gross margins were unfavorably impacted by a $0.6 million one-time charge in cost of sales related to labor, warranty, and inventory write-downs associated with its exit from the free-space optics product line. CES margins decreased 696 basis points due to a combination of the impact of substantial foreign currency fluctuations and the comparison to unusually strong quarter in 2010. CES revenue is denominated in U.S. dollars and euro, and CES incurs most of its costs of revenue in Swiss francs. The strengthening of the Swiss franc against the U.S. dollar and euro adversely impacted gross margins in local currency on previously negotiated contracts and price lists. This decline in gross margins at CES was partially offset by the gross profit in Swiss franc translating into more U.S. dollars. Gross profit would have been $1.2 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Gross profit for the Network Integration group increased $2.0 million, or 23%. The increase was driven by a 21% increase in revenue, by a slight, 33 basis point, increase in average gross margins, and by favorable changes in the exchange rate. The slight increase in gross margins was due to slightly higher margins at Alcadon and an improvement in the proportion of revenues coming from Alcadon and Interdata which have higher margins than Tecnonet. Margins were adversely impacted by a modest decline in margins at Interdata and Tecnonet. Gross profit would have been $1.4 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$16,103	$13,749	$(2,354)	(17)%	(11)%
Network Integration group	6,264	5,862	(402)	(7)	7
Total segment operating expenses	22,367	19,611	(2,756)	(14)	(5)
Corporate unallocated operating expenses and adjustments (2)	3,459	4,734	1,275	27	27
Total	$25,826	$24,345	$(1,481)	(6)%	1%

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

Consolidated operating expenses were $25.8 million, or 38% of revenues, in 2011 compared to $24.3 million, or 43% of revenues, in 2010. The $1.5 million increase occurred primarily in the Network Equipment group ($2.4 million) and to a lesser extent in the Network Integration group ($0.4 million), partially offset by a decrease in corporate unallocated operating expenses of $1.3 million. Corporate expenses in the second quarter of 2010 included $1.4 million related to a litigation accrual related to the lawsuit by Finisar against MRV and Source Photonics which was subsequently settled by Source Photonics and MRV in the third quarter of 2010. Corporate expenses in the second quarter of 2010 also included $0.9 million in severance expenses related to our former CEO. Corporate operating expenses in the second quarter of 2011 included $0.7 million of legal fees related to board activities. We expect these higher legal expenses to continue into the early part of the third quarter. The remaining change in corporate operating expenses is due to relatively higher compensation costs, especially share-based compensation, of our new chief executive officer and higher board of director compensation, partially offset by a decrease in corporate headcount. Operating expenses would have been $1.7 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating expenses included share-based compensation of $0.8 million and $0.4 million in 2011 and 2010, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2011 were $16.1 million, or 48% of revenues, compared to $13.7 million, or 47% of revenues in 2010. The $2.4 million, or 17%, increase was due to a $0.9 million increase in operating expenses at OCS, a $1.3 million increase at CES, and a slight increase at Appointech. The increase at CES is due to increased product development and engineering investment, a one-time benefit in the prior year related to the reversal of a bonus accrual to terminated employees, and the strengthening of the Swiss franc against the dollar. The increase in operating expenses at OCS is primarily due to an increase in general and administrative expenses and to a one-time charge of $0.3 million related to the exit of its free-space optics product line. Operating expenses would have been $0.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Operating expenses in the Network Integration group for 2011 were $6.3 million, or 16% of revenues, compared to $5.9 million, or 19% of revenues, in 2010. The $0.4 million, or 7%, increase in operating expense was due to changes in foreign exchange rates, partially offset by cost reductions on a local currency basis at all three business units. Operating expenses would have been $0.8 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Operating Income

The following table summarizes operating income by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (2)

Network Equipment group	$2,782	$3,580	$(798)	(22)%	(33)%
Network Integration group	4,403	2,836	1,567	55	35
Total segment operating income	7,185	6,416	769	12	(3)
Corporate unallocated and adjustments (1)	(3,609)	(4,716)	1,107	23	23
Total	$3,576	$1,700	$1,876	110%	53%

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

The $3.4 million, or 13%, increase in gross profit partially offset by the $1.5 million, or 6%, increase in operating expenses led to a $1.9 million, or 110%, increase in operating income representing an improvement in operating margin from 3% to 5%. Our operating income would have been $0.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating income included share-based compensation expense of $0.8 million and $0.4 million in 2011 and 2010, respectively.
Network Equipment Group.    The Network Equipment group reported operating income of $2.8 million for 2011, compared to $3.6 million for 2010. The $0.8 million decrease in operating income was due to the $2.4 million increase in operating expenses, partially offset by a $1.6 million increase in gross profit. Operating margin was 8% in 2011 and 12% in 2010. Operating income would have been $0.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    The Network Integration group reported operating income of $4.4 million for 2011,

compared to operating income of $2.8 million for 2010. The $1.6 million increase was due to the $2.0 million increase in gross profit partially offset by a $0.4 million increase in operating expenses. The 11% operating margin in the second quarter of 2011 represented an improvement from 9% in the second quarter of 2010. Operating income would have been $0.6 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Interest Expense and Other Income, Net
Interest expense was flat compared to 2010 at $0.2 million reflecting a steady average outstanding debt balance outstanding during the period. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions. We recognized a net loss of $0.6 million on foreign currency transactions in 2011 compared to a $0.3 million net loss in 2010. Other income for 2010 includes a $0.5 million gain realized upon the settlement we negotiated with certain former Fiberxon stockholders of the net deferred consideration payable arising from the 2007 acquisition of Fiberxon.
Provision for Income Taxes
The provision for income taxes was $1.6 million in 2011 and $2.3 million in 2010. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The decrease in provision for income taxes during 2011 is due to a decrease in the weighted average effective tax rate for the various jurisdictions where we pay taxes, which are currently primarily Sweden, France, Italy, and Switzerland, partially offset by an increase in pre-tax income in those jurisdictions. We did not record any tax expense in Israel in 2010, as there was a full valuation allowance against their deferred tax assets. That valuation allowance was released in the fourth quarter of 2010 upon determination that the deferred tax assets were likely to be realized, and we resumed recording a tax provision in the first quarter of 2011 as net operating loss carryforwards ("NOLs") were utilized to offset their pre-tax income.
Discontinued Operations
Income from discontinued operations for the second quarter of 2010 includes $4.5 million related to the results of operations of Source Photonics, and less than $0.1 million related to the results of operations of TurnKey. Loss from discontinued operation for the second quarter of 2011 includes a $3.2 million loss on the disposal of TurnKey. We completed the sale of Source Photonics on October 26, 2010 and the sale of TurnKey on May 6, 2011.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$65,006	$59,778	$5,228	9%	4%
Network Integration group	73,728	62,632	11,096	18	9
Before intersegment adjustments	138,734	122,410	16,324	13	6
Intersegment adjustments (2)	(8,574)	(6,071)	(2,503)	(41)	(41)
Total	$130,160	$116,339	$13,821	12%	5%

(1) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2) Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the six months ended June 30, 2011 increased $13.8 million, or 12%, compared to the comparable period of 2010, due primarily to an $11.1 million, or 18%, increase in Network Integration group revenue, and to a lesser extent a $5.2 million, or 9%, increase in Network Equipment revenue, partially offset by a $2.5 million, or 41%, increase in intersegment revenues from the Network Equipment group to the Network Integration group, which are eliminated in consolidation.
Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group increased $5.2 million, or 9%, in the six months ended June 30, 2011 compared to the first half of 2010. CES increased revenue by 23%. CES revenues are denominated approximately 55% in U.S. dollars and 45% in euro. Due to significant strengthening of the Swiss franc against the U.S. dollar and euro compared to the first half of 2010, CES experienced an adverse impact when recording the revenue in its functional currency (Swiss franc), which was offset by the favorable impact of translating and reporting in U.S. dollars. OCS grew revenues during the period by 4% compared to the same period of the prior year led by gains in the OptiSwitch product line and in service revenues. The increase was led by a 13% growth in the Americas region, partially offset by declines in the European and Asia Pacific regions.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2011	2010	$ Change	% Change

Revenue, excluding intersegment sales:
Americas	$36,732	$27,631	$9,101	33%
Europe	15,045	20,840	(5,795)	(28)
Asia Pacific	4,642	5,225	(583)	(11)
Other regions	13	11	2	18
Total external sales	56,432	53,707	2,725	5
Sales to Network Integration group:
Europe	8,574	6,071	2,503	41
Total intersegment sales	8,574	6,071	2,503	41
Total Network Equipment revenue	$65,006	$59,778	$5,228	9%

Network Integration Group.    Revenue generated from the Network Integration group increased $11.1 million, or 18%, in the first six months of 2011 compared to the prior year period. Revenue growth was led by a $5.5 million increase at Alcadon, representing a 22% increase in local currency, primarily due to strong sales of the OptiSwitch product line and by a $4.3 million increase at Interdata due in part to recognition of previously deferred revenue upon customer acceptance of a significant project. All revenue in the Network Integration group was generated in Europe. Tecnonet revenue increased slightly due to favorable foreign currency impacts, but on a local currency basis they had a 2% decline compared to the prior year. Revenue would have been $5.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$35,865	$35,137	$728	2%	(3)%
Network Integration group	19,198	18,970	228	1	(7)
Before intersegment adjustments	55,063	54,107	956	2	(5)
Adjustments (2)	(591)	1	(592)	(59,200)	(59,200)
Total	$54,472	$54,108	$364	1%	(6)%

(1) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2) Adjustments represent the change in the elimination of intersegment profit in ending inventory in order to reconcile to consolidated gross profit.
Consolidated gross profit increased $0.4 million, or 1%, due to the increase in revenue, partially offset by a decrease in gross margin from 47% to 42%. The decline in average gross margins was due to declines in gross margins in both the Network Equipment group and the Network Integration group and to an increase in the proportion of revenues contributed by the Network Integration group, partially offset by an increase in intersegment sales. Gross profit would have been $3.4 million lower if foreign currency exchange rates had remained the same as they were in the first half of

2010.
Network Equipment Group.    The $0.7 million, or 2%, increase in gross profit for the Network Equipment group was due to the 9% increase in revenue partially offset by a decrease in average gross margin from 59% to 55%. The decline in average gross margin is due to lower margins at both OCS and CES. Gross profit at OCS declined $0.6 million in the first half of 2011 compared to 2010. OCS gross margins were within that business unit's normal range but declined compared to the first half of 2010 which was unusually high due in part to sales of optical components sold as part of system solutions, which had a more rapid decline in cost than in average selling prices during the first quarter of 2010. OCS gross margins were also unfavorably impacted by $0.6 million in one-time costs related to the exit of its free-space optics product line. CES margins decreased 484 basis points due to the impact of foreign currency fluctuations. CES revenue is denominated in U.S. dollars and euro, and CES incurs most of its costs of revenue in Swiss francs. The strengthening of the Swiss franc against the U.S. dollar and euro adversely impacted gross margins in local currency on previously negotiated contracts and price lists. This decline in gross margins at CES was partially offset by the gross profit in Swiss franc translating into more U.S. dollars. Gross profit would have been $1.8 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Gross profit for the Network Integration group increased $0.2 million, or 1%. The increase was driven by the 18% increase in revenue, partially offset by a decline in average gross margins from 30% to 26%. All three of our Network Integration business units had lower gross margins in the six month period ended June 30, 2011 compared to the same period of the prior year. The reduced margins came in the first quarter, and there was a slight improvement in margins in the second quarter. The largest first quarter decrease was at Interdata, which had unusually high margins in the first quarter last year compared to the rest of the year and a temporary decrease in the proportion of revenue from services. A decrease at Tecnonet was due to unusually high margins in the first quarter of 2010 and relatively low margins in the first quarter of 2011, though within Tecnonet's normal range. Tecnonet's margins improved in the second quarter of 2011 and were only slightly below the second quarter of 2010. Tecnonet sees margin fluctuations from period to period due to the portion of revenues from product sales, solution sales, and services. Alcadon gross margins were down in the first half of 2011 compared to the first half of 2010 due to relatively high margins in the first quarter of 2010 despite an improvement in the second quarter compared to the second quarter of 2010. Gross profit would have been $1.6 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$30,706	$28,689	$(2,017)	(7)%	(3)%
Network Integration group	11,957	12,612	655	5	13
Total segment operating expenses	42,663	41,301	(1,362)	(3)	2
Corporate unallocated operating expenses and adjustments (2)	6,665	7,268	603	8	8
Total	$49,328	$48,569	$(759)	(2)%	3%

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

Consolidated operating expenses were $49.3 million, or 38% of revenues, in 2011 compared to $48.6 million, or

42% of revenues, in 2010. The 2% increase was due to a $2.0 million, or 7%, increase in the Network Equipment group, partially offset by a $0.7 million decrease in the Network Integration group and a $0.6 million decrease in corporate unallocated operating expenses. Corporate expenses in the first half of 2010 included $1.4 million related to a litigation accrual related to the lawsuit by Finisar against MRV and Source Photonics which was subsequently settled by Source Photonics and MRV in the third quarter of 2010. Corporate expenses in the first half of 2010 also included $0.9 million in severance expenses related to our former CEO. Corporate operating expenses in the second quarter of 2011 included $0.7 million of legal fees related to board activities. The remaining $1.0 million increase in corporate operating expenses was due to relatively higher compensation costs, especially share-based compensation, of our new chief executive officer and higher board of director compensation, partially offset by corporate cost cutting and headcount reductions. Operating expenses would have been $2.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating expenses included share-based compensation of $1.5 million and $0.7 million in 2011 and 2010, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2011 were $30.7 million, or 47% of revenues, compared to $28.7 million, or 48% of revenues in 2010. The $2.0 million, or 7%, increase was due primarily to CES. The increase at CES was due to the strengthening of the Swiss franc against the dollar, increased product development and engineering spending, and to a reversal of a bonus accrual for certain terminated employees during the second quarter of 2010. Operating expenses would have been $1.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Operating expenses in the Network Integration group for 2011 were $12.0 million, or 16% of revenues, compared to $12.6 million, or 20% of revenues, in 2010. The $0.7 million, or 5%, decrease in operating expense came from cost reduction efforts at all three business units. Operating expenses would have been $1.0 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Operating Income

The following table summarizes operating income by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$5,159	$6,448	$(1,289)	(20)%	(29)%
Network Integration group	7,241	6,358	883	14	3
Total segment operating income	12,400	12,806	(406)	(3)	(13)
Corporate unallocated and adjustments (2)	(7,256)	(7,267)	11	—	—
Total	$5,144	$5,539	$(395)	(7)%	(30)%

(1) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2) Adjustments represent the elimination of intersegment revenue and profit in inventory in order to reconcile to consolidated operating income (loss).

The $0.8 million, or 2%, decrease in operating expenses was partially offset by a slight increase in gross profit, and led to a $0.4 million decrease in operating income representing a decline in operating margin from 5% to 4%. Our operating income would have been $1.1 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating income included share-based compensation expense of $1.6 million and $0.7 million in 2011 and 2010, respectively.
Network Equipment Group.    The Network Equipment group reported operating income of $5.2 million for 2011, compared to $6.4 million for 2010. The $1.3 million decrease in operating income was due to the $2.0 million increase in operating expenses, partially offset by a $0.7 million decrease in gross profit. Operating income in 2011 reflected $0.9 million in one-time charges related to the exit of OCS's free-space optics product line. Operating margin was 8% in 2011 and 11% in 2010. Operating income would have been $0.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    The Network Integration group reported operating income of $7.2 million for 2011, compared to operating income of $6.4 million for 2010. The 14% increase was due to a $0.7 million decrease in operating expenses and a $0.2 million increase in gross profit. Operating margins for the Network Integration group remained steady at 10% in the first six months of 2011 compared to the prior year. Operating income would have been $0.6 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Interest Expense and Other Income, Net
Interest expense was relatively flat compared to the same period of the prior year. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions. We recognized a net loss of $0.5 million on foreign currency transactions in 2011 compared to a $0.1 million net loss in 2010. Other income for 2010 includes a $0.5 million gain realized upon the settlement we negotiated with certain former Fiberxon stockholders of the net deferred consideration payable arising from the 2007 acquisition of Fiberxon.
Provision for Income Taxes
The provision for income taxes was $3.4 million in 2011 and $3.7 million in 2010. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The decrease in the provision for income taxes during 2011 is due to a net decrease in pre-tax income in the jurisdictions where we pay taxes, particularly in Italy and Switzerland, partially offset by a increases in Israel, France, and Sweden. OCS did not record any tax expense in Israel in 2010, as there was a full valuation allowance against their deferred tax assets. That valuation allowance was released in the fourth quarter of 2010 upon determination that the deferred tax assets were likely to be realized, and we resumed recording a tax provision in the first quarter of 2011 as NOLs were utilized to offset their pre-tax income.
Tax Loss Carryforwards
As of December 31, 2010, we had NOLs of $176.5 million, $156.8 million, and $88.7 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2011, the U.S. federal and state NOLs had a full valuation allowance.
Discontinued Operations
Income from discontinued operations for the six months of 2010 includes $5.9 million related to the results of operations of Source Photonics and a net loss from the results of operations of TurnKey of less than $0.1 million. Loss from discontinued operations for the six months of 2011 included a net loss from the operations of TurnKey of $0.2 million and a loss on disposal of $3.2 million. We completed the sale of Source Photonics on October 26, 2010 and the sale of TurnKey on May 6, 2011.

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Company's cash and short-term investments position increased from $156.2 million to $158.1 million. Our cash inflows included $4.0 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, changes in deferred tax assets, and allowance for doubtful accounts and the loss on sale of TurnKey. Our cash inflows also included $6.7 million in decreases in operating assets and liabilities, primarily due to a reduction of $9.2 million in accounts receivable from collection of amounts outstanding at December 31, 2010 and a decrease in inventory, partially offset by a decrease in accounts payable and accrued liabilities. Cash provided by operating activities was offset by net payments on short-term debt of $9.7 million, capital expenditures of $1.6 million, and $0.4 million used to repurchase shares of our Common Stock. We do not expect the sale of TurnKey or Source Photonics to have a significant adverse impact on our liquidity or capital resources.
Cash and cash equivalents totaled $152.3 million at June 30, 2011 compared to $141.0 million in cash and cash equivalents as of December 31, 2010. The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and short-term marketable securities, and our short-term debt position (in thousands):

	June 30, 2011	December 31, 2010

Cash
Cash and cash equivalents	$152,319	$141,001
Short-term marketable securities	3,815	13,474
Restricted time deposits	1,924	1,709
	158,058	156,184
Short-term debt	9,706	18,036
Cash in excess of debt	$148,352	$138,148
Ratio of cash to debt (1)	16.3	8.7

(1) Determined by dividing total cash by total debt.

Short-term Debt

All of our short-term debt is at Tecnonet, our Italian Network Integration subsidiary. The following table summarizes our short-term debt (dollars in thousands):

	June 30, 2011	December 31, 2010	Increase (decrease)
Lines of credit secured by accounts receivable	$9,706	$17,771	$(8,065)
Unsecured short-term debt	—	265	(265)
Total short-term debt	$9,706	$18,036	$(8,330)

The decrease in short-term debt at Tecnonet includes net payments of $9.7 million, a reduction of 50% in local currency, partially offset by the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	June 30, 2011	December 31, 2010

Current assets	$283,630	$289,128
Less: Current assets of discontinued operations	—	(2,774)
Current assets from continuing operations	283,630	286,354
Current liabilities	84,288	96,372
Less: Current liabilities from discontinued operations	—	(1,376)
Current liabilities from continuing operations	84,288	94,996
Working capital	$199,342	$194,132
Current ratio (1)	3.4	3.0

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

Internet Access to Our Financial Documents

We maintain a website at www.mrv-corporate.com. We make available, free of charge, either by direct access or hyperlink, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC's website at www.sec.gov.

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
Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of June 30, 2011, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.
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
Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of June 30, 2011, we did not have any foreign exchange contracts outstanding.
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
When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 59% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the three and six months ended June 30, 2011 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2010. For the six months ended June 30, 2011, we had approximately:

•	$46.0 million in cost of goods and operating expenses recorded in euros;

•	$12.3 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$14.1 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$0.7 million in cost of goods and operating expenses recorded in Taiwan dollars.
Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the six months ended June 30, 2011, our costs would have increased to approximately:

•	$50.6 million in cost of goods and operating expenses recorded in euros;

•	$13.6 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$15.5 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$0.8 million in cost of goods and operating expenses recorded in Taiwan dollars.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands). Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

	June 30, 2011	December 31, 2010

U.S. dollars	$131,550	$123,371
Euros	7,476	7,986
Swiss francs	7,939	6,303
Taiwan dollars	30	266
Norwegian kronor	1,395	635
Swedish kronor	2,771	1,680
Israeli new shekels	888	671
Other	270	89
Total cash and cash equivalents	$152,319	$141,001

Macro-economic uncertainties.  We believe that the recent downturn in global markets has affected our revenues and operating results, particularly in the Italian market, and that conditions may worsen.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins.  Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.  Accordingly, we are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenues and operating results.

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

Fiberxon Acquisition Litigation

 In July 2007, we purchased Fiberxon, Inc., and the purchase agreement included possible post-acquisition obligations on MRV. We filed an affirmative lawsuit in the California Superior Court in March 2009 against a) former stockholders of Fiberxon, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million, and b) certain former executives, directors and stockholders of Fiberxon, alleging fraud and other claims. We entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, the Company has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, we agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement is with the former stockholders directly, and to date, stockholders holding 67% of the former shares have elected to participate in this portion of the settlement.

 We maintained the California Superior Court action with four remaining defendants, and in December 2010, the court issued a default judgment against them in the amount of $57.4 million. However, the court set aside this judgment in April 2011 at the request of the defendants. In addition, in 2010, four former stockholders, who owned approximately 27% of the former Fiberxon and who did not participate in the second portion of the settlement, initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $3.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. Two of the plaintiffs voluntarily withdrew their suits without prejudice in December 2010, but they have subsequently re-filed the suits. In connection with the sale by MRV of Source Photonics in October 2010, we agreed to indemnify the buyer against certain litigation, including these actions.

The results of any litigation are inherently uncertain, and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 1A.    Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2010 Form 10-K. There have been no material changes in the Risk Factors as previously disclosed in our 2010 Form 10-K, with the exception that the first risk factor below supersedes and replaces the same titled risk factor disclosed in the 2010 Form 10-K, and the second risk factor set forth below is in addition to the Risk Factors previously disclosed in our 2010 Form 10-K.

The loss of key management could negatively affect our business.

Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depends in large part on our ability to attract and retain qualified personnel. We are dependent upon Dilip Singh, our Chief Executive Officer, and other executive officers and general managers of our various business units, especially in places where personal relationships are a significant part of a business transaction. The term of employment under Mr. Singh's employment agreement expired on June 30, 2011, and he currently does not have a short-term or long-term incentive bonus or compensation agreement. We do not have succession plans in every key position, and the loss of the services of these officers could have a material adverse effect on our operations. Competition for executives and highly-qualified engineers in the network equipment and integration industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. If we do not attract necessary team members to operate our business and provide for adequate retention and succession planning, our business could be materially adversely affected.

We have not held an Annual Meeting of Stockholders in over 13 months, and this could subject us to raised interest in a proxy contest, as we were subject to in 2009.
We held our last Annual Meeting of Stockholders on May 21, 2010. After 13 months, qualified stockholders may bring a lawsuit in Delaware to compel us to hold a meeting. This process has, in our recent past experience, subjected the Company to a proxy contest, which can be destabilizing, demoralizing to employees, distracting to management, and costly to fight. Further, we have received correspondence from certain stockholders, including a fund managed by one of our directors, calling for a special dividend of excess capital. If we do not file a proxy statement and set a date for an Annual Meeting of Stockholders in the near term, we are increasing our risk of being subjected to a proxy contest, and our future operating results and business prospects may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our Common Stock during the six months ended June 30, 2011:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced share repurchase programs	Approximate dollar value that may yet be purchased under the program (in thousands) (1)
January 1, 2011 to January 31, 2011	69,600	1.68	69,600	8,389
February 1, 2011 to February 28, 2011	36,800	1.71	36,800	8,326
March 1, 2011 to March 31, 2011	149,152	1.64	149,152	8,081
April 1, 2011 to April 30, 2011	—	—	—	8,081
May 1, 2011 to May 31, 2011	—	—	—	8,081
June 1, 2011 to June 30, 2011	—	—	—	8,081

(1) On September 13, 2010, we publicly announced that the Board of Directors of the Company approved a repurchase of shares of Common Stock of the Company in an amount up to $10,000,000 under a stock repurchase program operated in accordance with the requirements of Rule 10b-18 under the Exchange Act. The program expires on December 31, 2011.

Item 6.    Exhibits

(a)    Exhibits

No.	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2011.

MRV COMMUNICATIONS, INC.

By: /s/ Dilip Singh
Dilip Singh
Chief Executive Officer
Principal Executive Officer

By: /s/ Chris King
Chris King
Chief Financial Officer
Principal Financial Officer