Form 10-Q
period 2011-09-30
MRV COMMUNICATIONS INC
filed 2011-11-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______________ to ______________

Commission file number 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of November 2, 2011, 157,703,451 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product revenue	$48,154	$52,940	$151,066	$145,237
Service revenue	14,301	13,180	41,549	37,222
Total revenue	62,455	66,120	192,615	182,459
Cost of sales	37,368	38,631	113,056	100,862
Gross profit	25,087	27,489	79,559	81,597
Operating expenses:
Product development and engineering	5,666	5,654	18,059	15,770
Selling, general and administrative	15,918	16,443	52,853	54,896
Total operating expenses	21,584	22,097	70,912	70,666
Operating income	3,503	5,392	8,647	10,931
Interest expense	(217)	(242)	(687)	(674)
Gain from settlement of deferred consideration obligation	—	—	—	520
Other loss, net	(1,548)	(1,245)	(1,837)	(1,336)
Income from continuing operations before income taxes	1,738	3,905	6,123	9,441
Provision (benefit) for income taxes	(343)	874	3,038	4,567
Income from continuing operations	2,081	3,031	3,085	4,874
Income (loss) from discontinued operations, net of income taxes of $20 in 2011 and $859 and $2,102 for the three and nine months in 2010, respectively	—	543	(3,414)	6,409
Net income (loss)	2,081	3,574	(329)	11,283
Less:
Net income from continuing operations attributable to noncontrolling interests	—	696	—	1,816
Net income (loss) attributable to MRV	$2,081	$2,878	$(329)	$9,467
Net income from continuing operations attributable to MRV	$2,081	$2,335	$3,085	$3,058
Net income (loss) from discontinued operations attributable to MRV	$—	$543	$(3,414)	$6,409
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$0.01	$0.02	$0.02
From discontinued operations	$—	$—	$(0.02)	$0.04
Net income attributable to MRV per share — basic (1)	$0.01	$0.02	$—	$0.06
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$0.01	$0.02	$0.02
From discontinued operations	$—	$—	$(0.02)	$0.04
Net income attributable to MRV per share — diluted (1)	$0.01	$0.02	$—	$0.06
Weighted average number of shares:
Basic	157,535	157,707	157,518	157,674
Diluted	158,601	158,590	158,518	158,561
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,754	$141,001
Short-term marketable securities	—	13,474
Restricted time deposits	1,760	1,709
Accounts receivable, net	57,915	61,455
Other receivables	15,783	15,294
Inventories	36,654	41,072
Deferred income taxes	2,487	2,511
Other current assets	7,670	9,838
Current assets of discontinued operations	—	2,774
Total current assets	276,023	289,128
Property and equipment, net	8,653	8,461
Goodwill	25,879	25,229
Other intangibles	375	—
Deferred income taxes, net of current portion	3,337	2,125
Other assets	544	571
Noncurrent assets of discontinued operations	—	1,352
Total assets	$314,811	$326,866

Liabilities and equity
Current liabilities:
Short-term debt	$13,188	$18,036
Deferred consideration payable	4,615	4,615
Accounts payable	25,373	32,279
Accrued liabilities	21,339	23,714
Deferred revenue	13,724	14,186
Other current liabilities	3,491	2,166
Current liabilities of discontinued operations	—	1,376
Total current liabilities	81,730	96,372
Other long-term liabilities	6,434	8,931
Long-term liabilities from discontinued operations	—	462
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 160,341 shares in 2011 and 160,038 shares in 2010
Outstanding — 157,649 shares in 2011 and 157,600 shares in 2010	270	270
Additional paid-in capital	1,412,410	1,410,234
Accumulated deficit	(1,200,681)	(1,200,352)
Treasury stock — 2,692 shares in 2011 and 2,437 in 2010	(3,271)	(2,846)
Accumulated other comprehensive income	17,919	13,795
Total stockholders' equity	226,647	221,101
Total liabilities and stockholders' equity	$314,811	$326,866

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

Nine months ended September 30:	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(329)	$11,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,831	7,352
Share-based compensation expense	1,995	1,676
Provision for doubtful accounts	325	12
Deferred income taxes	(1,155)	837
Gain on disposition of property and equipment	21	27
Loss on sale of TurnKey	3,154	—
Gain on settlement of deferred consideration payable	—	(520)
Changes in operating assets and liabilities:
Accounts receivable	4,767	(27,622)
Inventories	4,849	(22,528)
Other assets	2,790	(21,307)
Accounts payable	(7,754)	22,025
Accrued liabilities	(2,785)	(5,313)
Income tax payable	1,402	1,087
Deferred revenue	(1,035)	1,873
Other current liabilities	(2,352)	(353)
Net cash provided by (used in) operating activities	5,724	(31,471)
Cash flows from investing activities:
Purchases of property and equipment	(2,060)	(11,664)
Proceeds from sale of property and equipment	140	66
Purchases of intangibles	(474)	—
Proceeds from sale of investments in unconsolidated entities	—	3,708
Proceeds from sale of subsidiaries	886	11,308
Investment in restricted time deposits	(157)	(497)
Release of restricted time deposits	270	123
Purchases of investments	—	(44,971)
Proceeds from sale or maturity of investments	13,474	36,707
Net cash provided by (used in) investing activities	12,079	(5,220)
Cash flows from financing activities:
Net proceeds from exercise of stock options	184	102
Purchase of treasury shares	(425)	(409)
Borrowings on short-term debt	34,403	117,004
Payments on short-term debt	(39,901)	(120,112)
Cash restricted to collateralize short-term debt	—	12,261
Payments on long-term obligations	—	(14)
Net cash used by financing activities	(5,739)	8,832
Effect of exchange rate changes on cash and cash equivalents	420	823
Net increase (decrease) in cash and cash equivalents	12,484	(27,036)
Less: Net decrease in cash and cash equivalents of discontinued operations	(269)	(9,800)
Net increase (decrease) in cash and cash equivalents of continuing operations	12,753	(17,236)
Cash and cash equivalents, beginning of year	141,001	40,455
Cash and cash equivalents, end of period	$153,754	$23,219

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$587	$211
Cash paid during year for interest — discontinued operations	—	2,603
Cash paid during year for interest — Total	$587	$2,814
Cash paid during year for income taxes — continuing operations	$2,935	$3,705
Cash paid during year for income taxes — discontinued operations	—	289
Cash paid during year for income taxes — Total	$2,935	$3,994

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes to Financial Statements
(Unaudited)

1.    Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required. As of September 30, 2011, all of the Company's subsidiaries were wholly-owned.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2011, and the results of its operations for the three and nine months and its cash flows for the nine months then ended. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of December 31, 2010. Unrealized losses at December 31, 2010 were $39,000.

Marketable securities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
U.S. government issues	$—	$11,699
Corporate issues	—	1,775
Total	$—	$13,474

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

The Company's available-for-sale securities consisted of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of these securities which are considered Level 1 category items within the fair value hierarchy. There were no material re-measurements to fair value during the three and nine months ended September 30, 2011 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2011 (in thousands):

Nine months ended
September 30, 2011

Balance at beginning of period	$3,492
Charged to expense, net of recoveries	325
Write-offs	(1,795)
Foreign currency translation adjustment	16
Balance at end of period	$2,038

5.    Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$7,500	$9,556
Work-in process	4,761	4,498
Finished goods	24,393	27,018
Total	$36,654	$41,072

The following table summarizes the change in inventory reserve during the nine months ended September 30, 2011 (in thousands):

Nine months ended
September 30, 2011

Balance at beginning of period	$18,994
Charged to expense, net of recoveries	2,427
Write-offs	(2,896)
Foreign currency translation adjustment	336
Balance at end of period	$18,861

6.    Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangibles with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. No events occurred during the nine months ended September 30, 2011 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period. Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized gain of $0.7 million during the nine months ended September 30, 2011 due to the change in foreign currency rates from December 31, 2010 to September 30, 2011. The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet.

Other intangibles consist of intellectual property purchased by the Company's subsidiary located in Geneva, Switzerland, Creative Electronic Systems, S.A. ("CES"). Amortization of other intangible assets was $38,000 and $88,000 for the three and nine months ended September 30, 2011.

7.    Product Warranty

As of September 30, 2011 and December 31, 2010, MRV's product warranty liability recorded in accrued liabilities was $1.4 million and $1.0 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the nine months ended September 30, 2011 (in thousands):

Nine months ended
September 30, 2011

Beginning balance	$1,024
Cost of warranty claims	(417)
Accruals for product warranties	754
Foreign currency translation adjustment	5
Total	$1,366

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

Outstanding stock options to purchase 9.2 million and 12.2 million shares were excluded from the computation of dilutive shares for the three months ended September 30, 2011 and September 30, 2010, respectively, because such stock options were anti-dilutive since they were not in-the-money. For the nine months ended September 30, 2011 and 2010, 7.7 million and 11.0 million potentially dilutive shares were excluded from the calculation of diluted net loss per share because such shares were anti-dilutive since they were not in the money. Shares purchased into treasury shares are excluded from any subsequent information concerning the number of shares outstanding.

9.    Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Cost of goods sold	$22	$7	$59	$32
Product development and engineering	29	76	116	204
Selling, general and administrative	361	458	1,820	986
Total share-based compensation expense (1)	$412	$541	$1,995	$1,222

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The weighted average fair value of stock options and restricted stock awards granted during the nine months ended September 30, 2011 was $1.02 and $1.38, respectively. The weighted average fair value of stock options and restricted stock awards granted during the nine months ended September 30, 2010 was $0.88 and $1.19, respectively. As of September 30, 2011, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $2.9 million, which is expected to be amortized over a weighted-average period of 2.5 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the nine months ended September 30, 2011:

Nine months ended September 30:	2011	2010
Risk-free interest rate	2.0%	1.6%
Dividend yield	—%	—%
Volatility	87.0%	94.0%
Expected life (in years)	5.9	5.2

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

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Network Equipment group	$31,455	$32,202	$96,461	$91,980
Network Integration group	34,380	37,699	108,108	100,331
Before intersegment adjustments	65,835	69,901	204,569	192,311
Intersegment adjustments	(3,380)	(3,781)	(11,954)	(9,852)
Total	$62,455	$66,120	$192,615	$182,459

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

One customer accounted for $31.7 million and $32.1 million of revenue in the Network Integration group, or

16% and 18% of total revenue, for the nine months ended September 30, 2011, and 2010, respectively. The same customer accounted for $11.5 million, or 17%, of revenue for the three months ended September 30, 2010. Another customer accounted for $6.4 million, or 10%, of revenue for the three months ended September 30, 2010.

As of September 30, 2011, amounts due from one customer in the Network Integration group accounted for 20% of accounts receivable. The same customer accounted for 17% of accounts receivable as of December 31, 2010.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Americas	$19,961	$16,575	$56,693	$44,206
Europe	40,952	46,991	129,725	130,463
Asia Pacific	1,541	2,509	6,183	7,734
Other regions	1	45	14	56
Total	$62,455	$66,120	$192,615	$182,459

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30, 2011	December 31, 2010

Americas	$2,208	$2,273
Europe	6,391	6,157
Asia Pacific	54	31
Total	$8,653	$8,461

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross profit
Network Equipment group	$16,178	$17,513	$52,043	$52,650
Network Integration group	8,954	10,233	28,152	29,203
Before intersegment adjustments	25,132	27,746	80,195	81,853
Corporate unallocated and intersegment adjustments (1)	(45)	(257)	(636)	(256)
Total	$25,087	$27,489	$79,559	$81,597

Depreciation expense
Network Equipment group	$412	$469	$1,238	$1,362
Network Integration group	106	80	354	254
Corporate	50	14	132	42
Total	$568	$563	$1,724	$1,658

Operating income (loss)
Network Equipment group	$2,580	$2,649	$7,739	$9,097
Network Integration group	3,702	4,859	10,943	11,217
Before intersegment adjustments	6,282	7,508	18,682	20,314
Corporate unallocated operating loss and adjustments (1)	(2,779)	(2,116)	(10,035)	(9,383)
Total	$3,503	$5,392	$8,647	$10,931

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Additions to Fixed Assets
Network Equipment group	$1,493	$1,978
Network Integration group	351	760
Corporate	201	36
Discontinued operations	15	8,890
Total	$2,060	$11,664

	September 30, 2011	December 31, 2010
Total Assets
Network Equipment group	$84,069	$82,913
Network Integration group	101,941	105,117
Corporate and intersegment eliminations	128,801	134,710
Discontinued operations	—	4,126
Total	$314,811	$326,866

	September 30, 2011	December 31, 2010
Goodwill
Network Equipment group	$13,452	$12,829
Network Integration group	12,427	12,400
Total	$25,879	$25,229

11.    Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$2,081	$3,574	$(329)	$11,283
Unrealized loss from available-for-sale securities	(1)	1	(2)	16
Foreign currency translation gain (loss)	(5,999)	9,535	4,126	419
Comprehensive income (loss)	(3,919)	13,110	3,795	11,718
Less: comprehensive income attributable to noncontrolling interests	—	1,318	—	1,615
Comprehensive income (loss) attributable to MRV	$(3,919)	$11,792	$3,795	$10,103

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

13.    Litigation

In connection with the acquisition of Fiberxon, Inc. in July 2007, MRV recorded a potential deferred consideration payable related to post-acquisition obligations of MRV pursuant to the purchase agreement. MRV filed an affirmative lawsuit in the California Superior Court in March 2009 against: a) former stockholders of Fiberxon, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million; and b) certain former executives, directors and stockholders of Fiberxon alleging fraud and other claims. MRV entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, MRV has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement was with the former stockholders directly, and stockholders holding approximately 67% of the former shares elected to participate in this portion of the settlement. The remaining deferred consideration payable as of September 30, 2011 of $4.6 million represents the remaining stockholders' pro rata share of the $13.5 million portion.

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

Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters. The Company and plaintiffs in the federal and state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims. To date, a majority of the costs related to the Company's and defendants' defense of these actions have been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, if litigation continues and the insurance coverage amounts are depleted, the Company may be asked to advance funds to cover its indemnification obligations for its current and past directors and officers who are defendants in this matter, and will continue to incur its own legal expenses. Any such future obligations are not determinable at this time. As of September 30, 2011, approximately $3.5 million in coverage remains available under the Company's policies.

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

14.    Discontinued Operations

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration segment. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded losses of $0.2 million and $0.3 million from discontinued operations, net of income tax expense, for the nine months ended September 30, 2011 and 2010, respectively. The loss from discontinued operations for the nine months ended September 30, 2011 includes $3.2 million for the loss on the sale of TurnKey.

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

15.    Subsequent Events

On October 17, 2011, the Company's Board of Directors declared a dividend totaling $75.0 million on the outstanding shares of the Company's Common Stock. The dividend is payable on November 10, 2011 to holders of record as of the close of business on November 2, 2011. The Board also approved a staggered cash payment to option holders equal to the loss in the Black-Scholes fair value of their options as a result of the dividend. Option holders who provide service to the Company at the time of the payment of the dividend will receive 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control, or a sale of the business unit in which the option holder is employed. Option holders with unvested options will receive the cash payment in 12 months, subject to the same conditions described above.

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

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products and our ability to succeed in entering new markets, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts and general pricing pressure in certain of our markets, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, maintenance of our inventory and production backlog, supply constraints directly or indirectly caused by natural disasters such as Japan's recent earthquakes, litigation, including but not limited to litigation related to MRV's historical stock option granting practices and its acquisition of Fiberxon, Inc., a delay in the Company's annual stockholder meeting, and the Company's undertaking a review of its strategic alternatives and the risks that such a review might create.

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
On October 26, 2010, we sold all of the issued and outstanding capital stock of our wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics"). On May 6, 2011, we sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"). We have reclassified the historical results of Source Photonics and TurnKey prior to their sale as discontinued operations in this Form 10-Q for all periods presented.
We recently reviewed our cash position and decided to return excess capital to shareholders through a $75.0 million special dividend payable on November 10, 2011. We also recently engaged investment banking firms to assist our Board of Directors in evaluating strategic and capital allocation alternatives. These evaluations are still on-going.
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
Our businesses involve reliance on foreign-based offices. Several of our business units, outside subcontractors and suppliers are located in foreign countries, including Argentina, Canada, France, Germany, Israel, Italy, Japan, Korea, the Netherlands, Norway, Singapore, South Africa, Switzerland, Sweden, Taiwan, Turkey and the United Kingdom. For the three months ended September 30, 2011 and 2010, foreign revenue constituted 71% and 80%, respectively, of our total revenue. For the nine months ended September 30, 2011 and 2010, foreign revenue constituted 73% and 79%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

Revenue Recognition.    Our major revenue-generating products consists of fiber optic components, switches and routers, console management, and physical layer products during the quarter. We generally recognize product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered reasonably assured. Products are generally shipped “FOB shipping point,” with no right of return, and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Our Network Integration business units resell third party products. We recognize revenue on these sales on a gross basis, as a principal, because we are the primary obligor in the arrangement, we are exposed to inventory and credit risk, we negotiate the selling prices, and we sell the products as part of a solution in which we provide services. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when a product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, in which case a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. We estimate and establish allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data and other factors known at the time of revenue recognition.

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

Share-Based Compensation.    We determine the fair value of stock options and warrants using the Black-

Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 9 “Share-Based Compensation” to the Financial Statements in Item 1, Part 1 of this Form 10-Q for further discussion.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona, the Taiwan dollar and the Israeli new shekel. For the nine months ended September 30, 2011 and 2010, 70% and 69% of revenue and 41% and 39% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the three and nine months ended September 30, 2011, these currencies were stronger against the U.S. dollar compared to the three and nine months ended September 30, 2010, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$62,455	100%	$66,120	100%	$192,615	100%	$182,459	100%
Network Equipment group	31,455	50	32,202	49	96,461	50	91,980	50
Network Integration group	34,380	55	37,699	57	108,108	56	100,331	55

Gross profit (3)	25,087	40	27,489	42	79,559	41	81,597	45
Network Equipment group	16,178	51	17,513	54	52,043	54	52,650	57
Network Integration group	8,954	26	10,233	27	28,152	26	29,203	29

Operating expenses (4)	21,584	35	22,097	33	70,912	37	70,666	39
Network Equipment group	13,598	43	14,864	46	44,304	46	43,553	47
Network Integration group	5,252	15	5,374	14	17,209	16	17,986	18

Operating income (3) (4)	3,503	6	5,392	8	8,647	4	10,931	6
Network Equipment group	2,580	8	2,649	8	7,739	8	9,097	10
Network Integration group	3,702	11	4,859	13	10,943	10	11,217	11
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

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$31,455	$32,202	$(747)	(2)%	(8)%
Network Integration group	34,380	37,699	(3,319)	(9)	(17)
Before intersegment adjustments	65,835	69,901	(4,066)	(6)	(13)
Intersegment adjustments (2)	(3,380)	(3,781)	401	11	11
Total	$62,455	$66,120	$(3,665)	(6)%	(13)%

(1) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2) Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the third quarter of 2011 decreased $3.7 million, or 6%, compared to the third quarter of 2010, due primarily to a $3.3 million, or 9%, decrease in Network Integration group revenue, and to a lesser extent a $0.7 million, or 2%, decrease in Network Equipment revenue, partially offset by a $0.4 million, or 11%, decrease in intersegment sales from the Network Equipment group to the Network Integration group, which are eliminated in consolidation.
Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group decreased $0.7 million, or 2%, in the third quarter of 2011 compared to the third quarter of 2010. Creative Electronic Systems SA ("CES"), our Swiss aerospace and defense business unit, increased revenue by 14% due in part to higher sales from its largest customer than in the prior year. CES revenues are denominated approximately 60% in U.S. dollars and 40% in euro. Due to significant strengthening of the Swiss franc against the U.S. dollar and euro compared to the third quarter of 2010, CES experienced an adverse impact when recording the revenue in its functional currency (Swiss franc), which was offset by the favorable impact of translating and reporting in U.S. dollars. Our Optical Communications Systems ("OCS") division had decreased revenue this quarter of 8% due in part to the loss in revenue from the free-space optics product line and other less profitable products discontinued since the third quarter of 2010. Product sales of out-of-band networking and fiber optic components were also weaker than last year. Partially offsetting the declines, OCS saw an increase in service revenues. Geographically, the decrease at OCS was led by the Central and Latin America, and Asia Pacific regions. Sales in the U.S. increased 15% over the same period of last year.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2011	2010	$ Change	% Change

Revenue, excluding intersegment sales:
Americas	$19,961	$16,575	$3,386	20%
Europe	6,572	9,292	(2,720)	(29)
Asia Pacific	1,541	2,509	(968)	(39)
Other regions	1	45	(44)	(98)
Total external sales	28,075	28,421	(346)	(1)
Sales to Network Integration group:
Europe	3,380	3,781	(401)	(11)
Total intersegment sales	3,380	3,781	(401)	(11)
Total Network Equipment revenue	$31,455	$32,202	$(747)	(2)%

Network Integration Group.    Revenue generated from the Network Integration group decreased $3.3 million, or 9%, in the third quarter of 2011 compared to the third quarter of 2010. The decline in revenue was led by Tecnonet S.p.A., our Italian subsidiary, where revenue fell by 25% in local currency due to a project in the prior year of approximately 3.0 million euro, or $3.9 million US dollars, that led to an atypically strong third quarter of 2010, and due to the weakening in the Italian telecom market. Interdata, our French subsidiary, also had a decline in revenue, representing an 18% decrease in local currency, due to a slowdown in the local telecom market and delays in acceptance testing on some larger projects. These decreases were partially offset by a $1.6 million increase at Alcadon AB, our Scandinavian subsidiary, representing a 9% increase in local currency, primarily due to strong sales of the OptiSwitch product line and several broadband deployment projects. We also benefited by a favorable change in exchange rates. Revenue would have been $3.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. All revenue in the Network Integration group was generated in Europe.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$16,178	$17,513	$(1,335)	(8)%	(13)%
Network Integration group	8,954	10,233	(1,279)	(12)	(21)
Before intersegment adjustments	25,132	27,746	(2,614)	(9)	(16)
Adjustments (2)	(45)	(257)	212	(82)	(82)
Total	$25,087	$27,489	$(2,402)	(9)%	(16)%

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

Consolidated gross profit decreased $2.4 million, or 9% in the third quarter of 2011 compared to the prior year quarter, due to the 6% decrease in revenue and a decrease in gross margin from 42% to 40%. The decline in average gross margins was due to decline in gross margin in both the Network Equipment group and the Network Integration group, as well as a to a decrease in sales from the Network Equipment group to the Network Integration group. Gross profit would have been $1.9 million lower if foreign currency exchange rates had remained the same as they were in the third quarter of 2010.
Network Equipment Group.    The $1.3 million, or 8%, decrease in gross profit for the Network Equipment group was due to a 2% decrease in revenue, as well as a decrease in average gross margin from 54% to 51%. The decline in average gross margin is due to lower margins at both OCS and CES. OCS gross margins were relatively low due to increased pricing pressures resulting in higher discounts and due to a change in product mix. CES margins decreased due primarily to a decrease in service revenue and the impact of foreign currency fluctuations, partially offset by the benefit of some cost reduction efforts enacted in response to the currency impact. CES revenue is denominated in U.S. dollars and euro, and CES incurs most of its costs of revenue in Swiss francs. The strengthening of the Swiss franc against the U.S. dollar and euro adversely impacted gross margins in local currency on previously negotiated contracts and price lists. This decline in gross margins at CES was partially offset by the gross profit in Swiss franc translating into more U.S. dollars. Gross profit would have been $1.0 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Gross profit for the Network Integration group decreased $1.3 million, or 12%. The decrease was driven by a 9% decrease in revenue, and by a decrease in average gross margins. Average gross margins were down due to declines at all three business units, especially at Tecnonet and Interdata, partially offset by a favorable change in mix toward the higher margin business units. Gross profit was also favorably impacted by changes in the exchange rate. Gross profit would have been $0.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$13,598	$14,864	$1,266	9%	14%
Network Integration group	5,252	5,374	122	2	12
Total segment operating expenses	18,850	20,238	1,388	7	13
Corporate unallocated operating expenses and adjustments (2)	2,734	1,859	(875)	(47)	(47)
Total	$21,584	$22,097	$513	2%	8%

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

Consolidated operating expenses were $21.6 million, or 35% of revenues, in 2011 compared to $22.1 million, or 33% of revenues, in 2010. The $0.5 million, or 2%, decrease occurred primarily in the Network Equipment group ($1.3 million) and to a lesser extent in the Network Integration group ($0.1 million), partially offset by an increase in corporate unallocated operating expenses of $0.9 million. Corporate expenses in the third quarter of 2010 included a credit of $1.4 million related to a litigation accrual related to the lawsuit by Finisar against MRV and Source Photonics which was settled in the third quarter of 2010 by Source Photonics; MRV was released from the claim as part of the settlement.

The expense incurred by Source Photonics is included in income from discontinued operations. Corporate operating expenses in the third quarter of 2011 also included $0.3 million of legal fees related to Board activities. The remaining decrease in corporate operating expenses is due primarily to a $0.4 million decrease in share-based compensation of our chief executive officer which was fully vested as of June 30, 2011 and a decrease in corporate headcount, partially offset by higher Board of Director compensation. Operating expenses would have been $1.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating expenses included share-based compensation of $0.4 million and $0.5 million in 2011 and 2010, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2011 were $13.6 million, or 43% of revenues, compared to $14.9 million, or 46% of revenues in 2010. The $1.3 million, or 9%, decrease was due to a $2.0 million decrease in operating expenses at OCS, and to a decrease at CES in local currency, partially offset by an unfavorable foreign currency impact. The decrease at OCS is due to the closure of our free-space optics product line and rationalization of certain foreign offices and decreased employee benefits and voluntary reductions in headcount. Operating expenses were reduced at CES on a local currency basis in both sales and marketing and general and administrative expenses due to cost reduction efforts. Operating expenses would have been $0.8 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Operating expenses in the Network Integration group for 2011 were $5.3 million, or 15% of revenues, compared to $5.4 million, or 14% of revenues, in 2010. The $0.1 million, or 2%, decrease in operating expense was due to reductions measured in local currency at Alcadon and Tecnonet, partially offset by the adverse impact of changes in foreign exchange rates. Operating expenses would have been $0.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Operating Income

The following table summarizes operating income by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency(1)

Network Equipment group	$2,580	$2,649	$(69)	(3)%	(12)%
Network Integration group	3,702	4,859	(1,157)	(24)	(31)
Total segment operating income	6,282	7,508	(1,226)	(16)	(25)
Corporate unallocated and adjustments (2)	(2,779)	(2,116)	(663)	(31)	(31)
Total	$3,503	$5,392	$(1,889)	(35)%	(47)%

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

The $2.4 million, or 9%, decrease in gross profit partially offset by the $0.5 million, or 2%, decrease in operating expenses led to a $1.9 million, or 35%, decrease in operating income representing a decline in operating margin from 8% to 6%. Our operating income would have been $0.6 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating income included share-based compensation expense of $0.4 million and $0.5 million in 2011 and 2010, respectively.
Network Equipment Group.    The Network Equipment group reported operating income of $2.6 million in both 2011 and 2010. The $1.3 million decrease in gross profit was offset by the $1.3 million reduction in operating expenses. Operating margin was 8% in 2011 and 8% in 2010. Operating income would have been $0.2 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    The Network Integration group reported operating income of $3.7 million for 2011,

compared to operating income of $4.9 million for 2010. The $1.2 million decrease was due to the $1.3 million decrease in gross profit, partially offset by a $0.1 million decrease in operating expenses. The Network Integration group operating margin was 11% in the third quarter of 2011 compared to 13% in the third quarter of 2010. Operating income would have been $0.4 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Interest Expense and Other Income, Net
Interest expense was flat compared to 2010 at $0.2 million reflecting a steady average outstanding debt balance outstanding during the period. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions. We recognized a net loss of $1.7 million on foreign currency transactions in 2011 compared to a $1.3 million net loss in 2010.
Provision for Income Taxes
In the third quarter of 2011 we had a $0.3 million income tax benefit compared to a provision for income taxes of $0.9 million in 2010. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The income tax benefit during 2011 is due to a $1.3 million net operating loss ("NOL") carryforward generated by one of our subsidiaries in Israel related to the closure of Jolt, our free-space optics subsidiary. The valuation allowance against the NOLs of this Israeli subsidiary was released in the fourth quarter of 2010 upon determination that the deferred tax assets were likely to be realized, and we resumed recording a tax provision in the first quarter of 2011 as NOLs were utilized to offset their pre-tax income.
Discontinued Operations
Income from discontinued operations for the third quarter of 2010 includes $0.8 million of income related to the results of operations of Source Photonics, and a loss of $0.3 million related to the results of operations of TurnKey. We completed the sale of Source Photonics on October 26, 2010 and the sale of TurnKey on May 6, 2011.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$96,461	$91,980	$4,481	5%	—%
Network Integration group	108,108	100,331	7,777	8	(1)
Before intersegment adjustments	204,569	192,311	12,258	6	(1)
Intersegment adjustments (2)	(11,954)	(9,852)	(2,102)	(21)	(21)
Total	$192,615	$182,459	$10,156	6%	(2)%

(1) Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2) Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the nine months ended September 30, 2011 increased $10.2 million, or 6%, compared to the comparable period of 2010, due primarily to a $7.8 million, or 8%, increase in Network Integration group revenue, and to a lesser extent a $4.5 million, or 5%, increase in Network Equipment revenue, partially offset by a $2.1 million, or 21%, increase in intersegment sales from the Network Equipment group to the Network Integration group, which are eliminated in consolidation.
Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group increased $4.5 million, or 5%, in the nine months ended September 30, 2011 compared to the first nine months of 2010. CES increased revenue by 20%. CES revenues are denominated approximately 60% in U.S. dollars and 40% in euro. Due to significant strengthening of the Swiss franc against the U.S. dollar and euro compared to the first half of 2010, CES experienced an adverse impact when recording the revenue in its functional currency (Swiss franc), which was offset by the favorable impact of translating and reporting in U.S. dollars. OCS grew revenues during the period by 1% compared to the same period of the prior year led by gains in the OptiSwitch product line and in service revenues, offset by declines related to discontinued product lines, reductions in sales of fiber optic components, and lower sales of our Lambda Drivertm product. The increase was led by 18% growth domestically, partially offset by declines in each of the foreign regions.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2011	2010	$ Change	% Change

Revenue, excluding intersegment sales:
Americas	$56,693	$44,206	$12,487	28%
Europe	21,617	30,132	(8,515)	(28)
Asia Pacific	6,183	7,734	(1,551)	(20)
Other regions	14	56	(42)	(75)
Total external sales	84,507	82,128	2,379	3
Sales to Network Integration group:
Europe	11,954	9,852	2,102	21
Total intersegment sales	11,954	9,852	2,102	21
Total Network Equipment revenue	$96,461	$91,980	$4,481	5%

Network Integration Group.    Revenue generated from the Network Integration group increased $7.8 million, or 8%, in the first nine months of 2011 compared to the prior year period. Revenue growth was led by a $7.1 million increase at Alcadon, representing an 18% increase in local currency, primarily due to strong sales of the OptiSwitch product line and by a $3.3 million increase at Interdata due in part to recognition of previously deferred revenue upon customer acceptance of a significant project in the second quarter. Tecnonet revenue declined 11% on a local currency basis compared to the prior year. Revenue would have been $8.8 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. All revenue in the Network Integration group was generated in Europe.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$52,043	$52,650	$(607)	(1)%	(7)%
Network Integration group	28,152	29,203	(1,051)	(4)	(12)
Before intersegment adjustments	80,195	81,853	(1,658)	(2)	(9)
Adjustments (2)	(636)	(256)	(380)	(148)	(148)
Total	$79,559	$81,597	$(2,038)	(2)%	(9)%

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
Consolidated gross profit decreased $2.0 million, or 2%, due to the decrease in average gross margin from 45% to 41%, partially offset by the 6% increase in revenue. The decline in average gross margins was due to declines in gross margins in both the Network Equipment group and the Network Integration group and to an increase in the proportion of revenues contributed by the Network Integration group, partially offset by an increase in intersegment sales. Gross profit would have been $5.4 million lower if foreign currency exchange rates had remained the same as they were in the first nine months of 2010.
Network Equipment Group.    The $0.6 million, or 1%, decrease in gross profit for the Network Equipment group was due to the decrease in average gross margin from 57% to 54%, partially offset by the 5% increase in revenue. The decline in average gross margin is due to lower margins at both OCS and CES. Gross profit at OCS declined $2.4 million in the first nine months of 2011 compared to 2010. OCS gross margins were within that business unit's normal range but declined compared to the first nine months of 2010 which was unusually high due in part to sales of optical components sold as part of system solutions, which had a more rapid decline in cost than in average selling prices during the first quarter of 2010. OCS gross margins were also unfavorably impacted by $0.6 million in one-time costs related to the exit of its free-space optics product line during the second quarter. CES margins decreased 419 basis points due to the impact of foreign currency fluctuations. CES revenue is denominated in U.S. dollars and euro, and CES incurs most of its costs of revenue in Swiss francs. The strengthening of the Swiss franc against the U.S. dollar and euro adversely impacted gross margins in local currency on previously negotiated contracts and price lists. This decline in gross margins at CES was partially offset by the gross profit in Swiss franc translating into more U.S. dollars. Gross profit would have been $2.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Gross profit for the Network Integration group decreased $1.1 million, or 4%. The decrease was driven by the decline in average gross margins from 29% to 26%, partially offset by the 8% increase in revenue. All three of our Network Integration business units had lower gross margins in the nine month period ended September 30, 2011 compared to the same period of the prior year. The reduced margins came in the first and third quarters, and there was a slight improvement in margins in the second quarter. The largest first quarter decrease was at Interdata, which had unusually high margins in the first quarter last year compared to the rest of the year and a temporary decrease in the proportion of revenue from services. A decrease at Tecnonet was due to unusually high margins in the first quarter of 2010 and relatively low margins in the first quarter of 2011, though within Tecnonet's normal range. Tecnonet's margins improved in the second quarter of 2011 and were only slightly below the second quarter of 2010. In the third quarter, Tecnonet saw lower margins again due to increased price pressures in a weak Italian telecom market. Tecnonet sees margin fluctuations from period to period due to the portion of revenues from product sales, solution sales, and services. Alcadon gross margins were down in the first nine months of 2011 compared to the first nine months of 2010 due in part to relatively high margins in the first quarter of 2010. Gross profit would have been $2.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$44,304	$43,553	$(751)	(2)%	3%
Network Integration group	17,209	17,986	777	4	13
Total segment operating expenses	61,513	61,539	26	—	6
Corporate unallocated operating expenses and adjustments (2)	9,399	9,127	(272)	(3)	(3)
Total	$70,912	$70,666	$(246)	—%	5%

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

Consolidated operating expenses were $70.9 million, or 37% of revenues, in 2011 compared to $70.7 million, or 39% of revenues, in 2010. The $0.2 million increase was due to a $0.8 million, or 2%, increase in the Network Equipment group, offset by a $0.8 million, or 4% decrease in the Network Integration group and due to a $0.3 million increase in corporate unallocated operating expenses. Corporate expenses in the first nine months of 2010 included $0.9 million in severance expenses related to our former CEO. Corporate operating expenses in the first nine months of 2011 included $1.0 million of legal fees related to board activities. The remaining $0.2 million increase in corporate operating expenses was due to relatively higher compensation costs, especially share-based compensation, of our current chief executive officer and higher board of director compensation, partially offset by corporate cost cutting and headcount reductions. Operating expenses would have been $3.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating expenses included share-based compensation of $1.9 million and $1.2 million in 2011 and 2010, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2011 were $44.3 million, or 46% of revenues, compared to $43.6 million, or 47% of revenues in 2010. The $0.8 million, or 2%, increase was due primarily to CES. The increase at CES was due to the strengthening of the Swiss franc against the dollar, increased product development and engineering spending, and to a reversal of a bonus accrual for certain terminated employees during the second quarter of 2010. Operating expenses would have been $1.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    Operating expenses in the Network Integration group for 2011 were $17.2 million, or 16% of revenues, compared to $18.0 million, or 18% of revenues, in 2010. The $0.8 million, or 4%, decrease in operating expense came from general and administrative cost reduction efforts at all three business units. Operating expenses would have been $2.0 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Operating Income

The following table summarizes operating income by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2011	2010	$ Change	% Change	% Change constant currency (1)

Network Equipment group	$7,739	$9,097	$(1,358)	(15)%	(24)%
Network Integration group	10,943	11,217	(274)	(2)	(12)
Total segment operating income	18,682	20,314	(1,632)	(8)	(17)
Corporate unallocated and adjustments (2)	(10,035)	(9,383)	(652)	(7)	(7)
Total	$8,647	$10,931	$(2,284)	(21)%	(38)%

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

The $2.0 million decrease in gross profit, and, to a lesser extent, the $0.2 million increase in operating expenses, led to a $2.3 million decrease in operating income representing a decline in operating margin from 6% to 4%. Our operating income would have been $1.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating income included share-based compensation expense of $2.0 million and $1.2 million in 2011 and 2010, respectively.
Network Equipment Group.    The Network Equipment group reported operating income of $7.7 million for 2011, compared to $9.1 million for 2010. The $1.4 million decrease in operating income was due to the $0.8 million increase in operating expenses and the $0.6 million decrease in gross profit. Operating income in 2011 reflected $0.9 million in one-time charges related to the exit of OCS's free-space optics product line in the second quarter. Operating margin was 8% in 2011 and 10% in 2010. Operating income would have been $0.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    The Network Integration group reported operating income of $10.9 million for 2011, compared to operating income of $11.2 million for 2010. The $0.3 million decrease was due to a $1.1 million decrease in gross profit, partially offset by a $0.8 million decrease in operating expenses. Operating margins for the Network Integration group declined from 11% in the first nine months of 2010 to 10% in the first nine months of 2011. Operating income would have been $1.0 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Interest Expense and Other Income, Net
Interest expense was relatively flat compared to the same period of the prior year. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions. We recognized a net loss of $2.2 million on foreign currency transactions in 2011 compared to a $1.4 million net loss in 2010. Other income for 2010 includes a $0.5 million gain realized upon the settlement we negotiated with certain former Fiberxon stockholders of the net deferred consideration payable arising from the 2007 acquisition of Fiberxon.
Provision for Income Taxes
The provision for income taxes was $3.0 million in 2011 and $4.6 million in 2010. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The decrease in the provision for income taxes during 2011 is due to a net decrease in pre-tax income in the jurisdictions where we pay taxes, particularly in Italy and Switzerland, partially offset by increases in Israel, France, and Sweden. OCS did not record any tax expense in Israel in 2010, as there was a full valuation allowance against their deferred tax assets. That valuation allowance was released in the fourth quarter of 2010 upon determination that the deferred tax assets were likely to be realized, and we resumed recording a tax provision in the first quarter of 2011 as NOLs were utilized to offset their pre-tax income. In the third quarter of 2011, we recognized an income tax benefit of $1.3 million related to the generation of net operating loss carryforwards in Israel related to the shut-down of our Jolt subsidiary.
Tax Loss Carryforwards
As of December 31, 2010, we had NOLs of $176.5 million, $156.8 million, and $88.7 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2011, the U.S. federal and state NOLs had a full valuation allowance.
Discontinued Operations
Income from discontinued operations for the nine months of 2010 includes $6.7 million of income related to the results of operations of Source Photonics and $0.3 million of net loss from the results of operations of TurnKey. Loss from discontinued operations for the nine months of 2011 included a net loss from the operations of TurnKey of $0.2 million and a loss on disposal of $3.2 million. We completed the sale of Source Photonics on October 26, 2010 and the sale of TurnKey on May 6, 2011.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Company's cash, restricted time deposits, and short-term investments position decreased from $156.2 million to $155.5 million. Our cash inflows included $5.8 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, changes in deferred tax assets, and allowance for doubtful accounts and the loss on sale of TurnKey. Our cash flow from operations includes a change in current assets and liabilities of $0.1 million, primarily due to a decrease in accounts payable and accrued liabilities of $10.5 million partially offset by a reduction of $4.8 million in accounts receivable from collection of amounts outstanding at December 31, 2010 and a decrease in inventory. Cash provided by operating activities was offset by net payments on short-term debt of $5.5 million, capital expenditures of $2.1 million, and $0.4 million used to repurchase shares of our Common Stock. We do not expect the sale of TurnKey or Source Photonics to have a significant adverse impact on our liquidity or capital resources.
We periodically review our capital position and consider returning capital to shareholders through share repurchase programs or special dividends when the cash on hand exceeds our foreseeable cash needs. On October 17, 2011, the Board of Directors declared a special dividend totaling $75.0 million on the the outstanding shares of the Company's Common Stock to return excess cash to the Company's stockholders. The dividend is payable on November 10, 2011 to holders of record on November 2, 2011. We do not expect the dividend to have a significant adverse impact on our operations. Adjusting our cash balance for the expected dividend, the Company would still have a cash to debt ratio of 6.1 to 1 as of September 30, 2011.
Cash and cash equivalents totaled $153.8 million at September 30, 2011 compared to $141.0 million in cash and cash equivalents as of December 31, 2010. The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and short-term marketable securities, and our short-term debt position (in thousands):

	September 30, 2011	December 31, 2010

Cash
Cash and cash equivalents	$153,754	$141,001
Short-term marketable securities	—	13,474
Restricted time deposits	1,760	1,709
	155,514	156,184
Short-term debt	13,188	18,036
Cash in excess of debt	$142,326	$138,148
Ratio of cash to debt (1)	11.8	8.7

(1) Determined by dividing total cash by total debt.

Short-term Debt

All of our short-term debt is at Tecnonet, our Italian Network Integration subsidiary. The following table summarizes our short-term debt (dollars in thousands):

	September 30, 2011	December 31, 2010	Increase (decrease)
Lines of credit secured by accounts receivable	$13,188	$17,771	$(4,583)
Unsecured short-term debt	—	265	(265)
Total short-term debt	$13,188	$18,036	$(4,848)

The decrease in short-term debt at Tecnonet includes net payments of $5.5 million, a reduction of 28% in local currency, partially offset by the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	September 30, 2011	December 31, 2010

Current assets	$276,023	$289,128
Less: Current assets of discontinued operations	—	(2,774)
Current assets from continuing operations	276,023	286,354
Current liabilities	81,730	96,372
Less: Current liabilities from discontinued operations	—	(1,376)
Current liabilities from continuing operations	81,730	94,996
Working capital	$194,293	$194,132
Current ratio (1)	3.4	3.0

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
Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of September 30, 2011, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.
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
Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of September 30, 2011, we did not have any foreign exchange contracts outstanding.
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
When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 59% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the three and nine months ended September 30, 2011 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2010. For the nine months ended September 30, 2011, we had approximately:

•	$68.0 million in cost of goods and operating expenses recorded in euros;

•	$17.8 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$21.1 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$1.1 million in cost of goods and operating expenses recorded in Taiwan dollars.
Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2011, our costs would have increased to approximately:

•	$74.8 million in cost of goods and operating expenses recorded in euros;

•	$19.6 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$23.2 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$1.2 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	September 30, 2011	December 31, 2010

U.S. dollars	$131,177	$123,371
Euros	6,255	7,986
Swiss francs	11,080	6,303
Taiwan dollars	73	266
Norwegian kronor	1,112	635
Swedish kronor	3,003	1,680
Israeli new shekels	827	671
Other	227	89
Total cash and cash equivalents	$153,754	$141,001

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with this evaluation as to whether there have been changes, management identified control deficiencies at one of our business units which may rise to the level of a material weakness. We are in the process of evaluating and addressing these matters, and are unable to determine their materiality until that evaluation is complete.

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

Item 1A.    Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2010 Form 10-K. There have been no material changes in the Risk Factors as previously disclosed in our 2010 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, with the exception of the additional risk factor set forth below.

We have hired investment bankers to analyze our strategic and capital allocation alternatives which could have an impact on our business, competitive position, customer relationships and employee morale and retention.

In Periodic Reports filed on Form 8-K, we have announced that we have engaged investment bankers to assist us in the evaluation of strategic and capital allocation alternatives, including with respect to strategic alternatives for two of our business units, CES and OCS.  This review of strategic alternatives could result in the sale of one or more of our business units, although there can be no assurance that any additional action will result from these reviews, or the timing of any such action.  However, the announcements themselves could create concerns and uncertainty among our customer base and among our employees regarding the Company's future, and the future of the individual business units.  These concerns and uncertainly could materially adversely affect our ability to compete in our markets and retain and recruit qualified personnel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our Common Stock during the nine months ended September 30, 2011:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced share repurchase programs	Approximate dollar value that may yet be purchased under the program (in thousands) (1)
January 1, 2011 to January 31, 2011	69,600	1.68	69,600	8,389
February 1, 2011 to February 28, 2011	36,800	1.71	36,800	8,326
March 1, 2011 to March 31, 2011	149,152	1.64	149,152	8,081
April 1, 2011 to April 30, 2011	—	—	—	8,081
May 1, 2011 to May 31, 2011	—	—	—	8,081
June 1, 2011 to June 30, 2011	—	—	—	8,081
July 1, 2011 to July 31, 2011	—	—	—	8,081
August 1, 2011 to August 31, 2011	—	—	—	8,081
September 1, 2011 to September 30, 2011	—	—	—	8,081

(1) On September 13, 2010, we publicly announced that the Board of Directors of the Company approved a repurchase of shares of Common Stock of the Company in an amount up to $10,000,000 under a stock repurchase program operated in accordance with the requirements of Rule 10b-18 under the Exchange Act. The program expires on December 31, 2011.

Item 6.    Exhibits

(a)	Exhibits

No.	Description

10.1
Agreement, dated October 17, 2011, by and among the Company, Charles M. Gillman, Joan E. Herman, Michael E. Keane, Michael J. McConnell, Igal Shidlovsky, Kenneth Shubin Stein, Dilip Singh, Philippe Tartavull, Spencer Capital Management and Boston Avenue Capital LLC (incorporated by reference from Exhibit 10.1 of Form 8-K filed on October 21, 2011)

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2011.

MRV COMMUNICATIONS, INC.

By: /s/ Dilip Singh
Dilip Singh
Chief Executive Officer
Principal Executive Officer

By: /s/ Chris King
Chris King
Chief Financial Officer
Principal Financial Officer