Form 10-K
period 2011-12-31
MRV COMMUNICATIONS INC
filed 2012-03-15
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0017 par value
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes ☐    No ☒
Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark, whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2011 as reported on the OTC Pink Sheets was $210,993,448. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 9, 2012 — 157,750,731.

DOCUMENTS INCORPORATED BY REFERENCE
If the Registrant files a definitive Proxy Statement relating to its next Annual Meeting of Stockholders on or prior to 120 days after the end of the fiscal year for which this report relates, portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if this Proxy Statement is not filed within that time period, we will file an amendment to this Annual Report with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MRV Communications, Inc.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2011

FORWARD LOOKING STATEMENTS AND FACTORS THAT MIGHT AFFECT FUTURE RESULTS
This Annual Report on Form 10-K for the year ended December 31, 2011 ("Form 10-K"), contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as "expects," "anticipates," "intends," "potential," "estimates," "believes," "should," "will," "would" and words of similar import.
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
Except where the context otherwise requires, for purposes of this Form 10-K, "we," "us," and "our," refer to MRV Communications, Inc. and its consolidated subsidiaries; and "shares" refers to shares of our Common Stock, $0.0017 par value.

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
MRV was organized in July 1988 as MRV Technologies, Inc., a California corporation. In April 1992, we reincorporated in Delaware and changed the company name to MRV Communications, Inc.
We operate in two reporting segments. Our Network Equipment group includes three business units: our Optical Communications Systems division, ("OCS"), CES Creative Electronic Systems SA ("CES"), and Appointech, Inc. ("Appointech"). Our Network Integration group includes three business units: Alcadon AB ("Alcadon"), Interdata, and Tecnonet S.p.A. ("Tecnonet").

•	Network Equipment:

◦	Optical Communications Network Infrastructure Equipment and Services: We serve as an end-to-end provider of optical communications network infrastructure equipment and services.

▪
OCS is based in the United States and provides solutions that enable access, transport, aggregation, and management of various communications traffic for fixed line, cable and mobile communications networks leveraging both direct and channel sales through our Integration group and third party channel partners. As of December 31, 2011, OCS had 300 employees.

▪
CES is based in Switzerland and is a designer and manufacturer of complex high-performance avionics, defense and communications boards, sub-systems and complete systems for flight computers, mission computers, radars, ground stations, data acquisition systems, as well as test and support equipment. As of December 31, 2011, CES had 89 employees.

▪
Appointech is based in Taiwan and provides high quality designs and cost-effective manufacturing capabilities of fiber optic modules for the fiber-optic communication industry. As of December 31, 2011, Appointech had 16 employees.

◦
Optical Carrier Ethernet Access: Our significant global expertise includes a cost-optimized portfolio providing flexible, cost effective, and complete solutions serving both business Ethernet and mobile backhaul services markets. We are recognized as a leader in innovative Carrier Ethernet demarcation and transport devices for service providers. We have a long history of supplying integrated access solutions to the fiber optic and Ethernet markets. Our Metro Ethernet solution enables service providers to deliver carrier-class optical transport and Carrier-Ethernet services to businesses over all fiber infrastructures.

◦
Optical Transport and WDM: For over 20 years, we have been providing innovative and award winning optical transport solutions to the market. From simple media conversion to high-end reconfigurable optical add-drop multiplexer ("ROADM") optical transport, We have been delivering solutions for a broad range of optical communications applications serving enterprises, carriers and service providers, and education and government entities. Our optical transport solutions address the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network edge. With the integration of Wavelength Division Multiplexing ("WDM") and Ethernet packet functionality, We are delivering next generation packet optical transport solutions.

◦
Network Infrastructure management: Our infrastructure management solutions complement our optical communications products and enable focused solutions for network monitoring and lab automation. Our test management and automation products are designed to increase the efficiency in the test lab environment, enabling more tests in less time with fewer resources. Remote control and management of cable topologies, lab devices, and power distribution optimize the lab for responsiveness and help our customers get the most effective use of capital expenditures.

•	Network Integration:

◦
With best-in-class equipment, hardware and software offerings, the Network Integration group provides end-to-end solutions including consulting, installation and support and managed services for fixed line, cable and mobile communications networks. Through our European Network Integration subsidiaries, we offer integration of optical networks, architecture and network security and Voice over Internet Protocol, or VoIP. Leveraging the latest technology, we provide our customers with high value-added solutions to meet the challenges of the market. Offerings include infrastructure management, call service centers and cloud computing services, mobile and IP communications, network optimization and managed services.

▪
Alcadon is a Swedish supplier of a wide range of optical communication equipment and passive products (both copper and fiber) from leading global manufacturers including our OCS division, test instruments and tools, technical support and training serving the Scandinavian market. As of December 31, 2011, Alcadon had 43 employees.

▪
Interdata is a French supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including infrastructure, broadband optical networks, mobile and IP communications, network security, network integration and optimization serving the western European market. As of December 31, 2011, Interdata had 89 employees.

▪
Tecnonet is an Italian supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration and optimization serving the Italian market. As of December 31, 2011, Tecnonet had 133 full-time employees and 56 temporary employees.

On May 6, 2011, we sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"). The historical financial results of TurnKey prior to that date have been reclassified as discontinued operations for all periods presented. The historical financial information in this Form 10-K prior to the disposition of TurnKey has been reclassified to reflect TurnKey as a discontinued operation for all periods presented. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows.
On December 2, 2011, we announced that we entered into a stock purchase agreement with CES Holding SA, as Purchaser, represented for purpose of the agreement by Vinci Capital Switzerland SA, for the sale of CES . The sale of CES was subject to stockholder approval, which was not obtained prior to year end, and accordingly, CES is reported as a continuing operation as of December 31, 2011. The stockholder approval was obtained on January 9, 2012.
On February 8, 2012, we announced that we had expanded the engagement of Oppenheimer & Co., Inc. as our financial advisor from a review of the strategic alternatives of OCS to a review of the strategic alternatives for all of the Company including OCS, the European system integrators and the assets and liabilities of the parent company. This strategic review may result in a sale of the Company or sales of any of our business units separately.
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
Through our MRV-branded OCS business unit and three Network Integration business units in Europe, we provide a broad array of product and service offerings, including integrated secure network equipment and services connecting analog and digital data, voice and video within buildings, across private networks and in metropolitan networks. OCS products enable the delivery of Optical Transport and Carrier Ethernet services over any fiber infrastructure, facilitating network transformation and increasing efficiency, while reducing complexity and costs. As a pioneer and technological leader for over 20 years, OCS has established a reputation for high quality and is an established brand among multinational and regional telecommunications service providers, wireless backhaul operators, MSOs and enterprises in the government, finance, military, transportation and utility sectors. OCS's product portfolio of Optical Transport and Carrier-grade Ethernet platforms places it at the nexus of two important trends in networking today: the convergence of optical and packet-based networking and the extension of fiber-based networking technologies closer to the end user. OCS's feature-rich, networking equipment enables Communication Service Providers (CSPs) to offer converged Next Generation networking services for their customers while preserving the value of their existing network equipment. As a result of its tenure in the industry and the depth of knowledge of its engineers, OCS has built strong relationships with its customers, many of whom rely upon OCS engineers early in their network build-out plans.
We believe the long-term growth of Metro Ethernet and the demand for our optical products will be fueled by the ever-increasing demand for more bandwidth capacity and higher connection speeds. The massive proliferation of video media creation and sharing, the shift to mobile computing and the rise of cloud-based services and remote data storage networks are collectively driving exponential growth in bandwidth consumption. Cisco Systems estimates the average broadband connection generated nearly 15GB of Internet traffic monthly in 2010, up 31% from the prior year, and that mobile Internet traffic in 2010 was over three times the total global Internet traffic in 2000, having nearly tripled every year for the past three years. To deliver this bandwidth, CSPs are upgrading their network access infrastructure. Further fueling this investment is the growing competition among wireline telecom providers, MSOs and wireless service providers to penetrate each other's incumbent markets. Gartner, Inc. estimates carriers spent over $79 billion globally in 2010 on network infrastructure and forecasts that carriers will spend over $98 billion globally in 2015.
To improve network capacity and provide the packet-level intelligence needed in the wireless and wireline last mile, CSPs are converging historically separate Ethernet and optical transport network technologies. Ethernet technology has long been deployed within enterprises. Over the past several years “Carrier-grade” Ethernet has been implemented by CSPs in wide area networks ("WANs") as a result of improved quality-of-service, reliability and inclusion of features traditionally found in SONET or ATM based equipment. By keeping traffic packetized, CSPs provide customers with improved network utilization and value-added managed services in addition to raw transport or bandwidth. Ethernet access devices, such as those offered by OCS, provide CSPs a scalable and cost effective way to improve traffic handling within the access network and demarcation points while grooming the traffic being routed into the core network. By managing traffic effectively at the edge of the network, service providers can reduce the number of core router ports needed, leading to significant cost savings. The Ethernet access device market is projected to reach $1.6 billion in 2015, with a compound annual growth rate ("CAGR") from 2010-2015 of 18%, a CAGR higher than Carrier Ethernet in general (7.2%), and much higher than overall telecom capital expenditures.
Similarly, Optical Transport technology, historically deployed deep within the core of CSPs' networks, has been pushed out to the metro and access areas of the network, reflecting both the increased need for bandwidth and the improved price-performance characteristics of optical networking gear. Optical Transport refers to the transmission of data signals through a fiber optic cable. One of the more common techniques utilized for Optical Transport optimization is WDM. Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. To more efficiently utilize the fiber infrastructure, CSPs have increased, and continue to increase, the transmission speeds (from 1G to 10GE to 40GE and soon to 100GE), narrow the channel spacing (reducing the space between wavelengths) and packetize the transmitted traffic. The convergence of WDM Optical Transport with the Carrier Ethernet standard is creating a substantial opportunity for equipment vendors with expertise in both domains.
By combining Ethernet with Optical Transport networking technology, CSPs create flexible, high capacity access and transport networks that provide the packet-level intelligence necessary to improve the utilization of their networks and provide value-added managed services and service visibility to their customers in addition to raw transport or bandwidth. According to Infonetics Research, the Carrier Ethernet Access Market is forecast to grow from $667 million in 2010 to $1.6 billion in 2015, an 18% CAGR, while the Optical WDM market is expected to grow from $6.7 billion in 2010 to $11.4 billion in 2015, an 11% CAGR.
Mobility continues to be an influential theme within communications, as the number of connected devices rises and the usage of such devices expands. According to a recent analysis published by Infonetics Research, the number of mobile subscribers is expected to reach 6.5 billion worldwide by 2014, with the number of broadband mobile subscribers approaching 1.8 billion over the same time period. Moreover, new data-enabled mobile computing devices such as laptops, tablets, and smart phones carry a much higher usage profile and require faster access speeds compared with legacy devices. Consumer video content sharing and the rise of mobile oriented online services and cloud-based services are driving mobile data traffic. According to Cisco’s Visual Networking Index of June 1, 2011, global mobile data traffic is expected to grow at a CAGR of 92% from 0.24 exabytes per month in 2010 to 6.25 exabytes per month in 2015. The use of fiber as a backhaul medium is increasing due to its advantages of high speed throughput and long transport distance. Currently, however, over 67% of the mobile sites in North America are backhauled using T1 lines over copper wire, which was adequate for voice traffic but is insufficient to support growing mobile data traffic. CSPs such as Verizon are leveraging their fiber-to-the-premise broadband build out (FiOS) to upgrade their mobile backhaul infrastructure from copper to fiber-based.
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
Enterprise/Educational Institutions
Our enterprise customers include small to large commercial organizations from every industry with information technology ("IT") requirements, including end users in the healthcare, financial, retail, industrial and technology industries, as well as schools and universities. We offer equipment and services focused on key enterprise applications including data center connectivity, local area network ("LAN") consolidation and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using private fiber infrastructure or external service provider networks. We also enable our enterprise customers to meet increasing demand for high availability, globalization, and the spread of IT to distributed branches, by preventing unexpected downtime and improving the safety, security and availability of their IT infrastructure.
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

Major Customers
As of December 31, 2011 and 2010, amounts due from Telecom Italia S.p.A., a Network Integration group customer, exceeded 10% of our gross accounts receivables. Revenue from FastWeb S.p.A., a Network Integration group customer, exceeded 10% of our revenue in both 2011 and 2010.
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
Optical Transport Products
Optical Transport refers to the transmission of data signals through a fiber optic cable. One of the more common techniques utilized for Optical Transport optimization is WDM. Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. MRV's Optical Transport portfolio addresses the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network optical edge enabling access, metro and long-haul optical communications. With the integration of WDM and Ethernet packet functionality, MRV is delivering advanced packet-optical transport solutions. MRV’s best-of-breed optical transport proposition provides a scalable and flexible Optical Transport solution with robust and simplified system architecture from entry level access platforms to high-end solution that can support up to 160 wavelengths for a maximum transport capacity of 6.4 Tbps per fiber pair.
LambdaDriverTM is OCS’s premiere optical transport system for building high-performance enterprise access, metropolitan carrier and long haul transport networks. The LambdaDriver is a multi-functional, compact, modular WDM system that supports both dense and coarse WDM technology. LambdaDriver also serves as a packet optical transport system by integrating Carrier Ethernet connection-oriented services and ROADM for automated optical mesh topologies with wavelength-level switching. The LambdaDriver series can support data rates from 8 Mbps up to 40 Gbps with future upgrade-path to 100 Gbps.

The Fiber DriverTM optical multi-service product line provides a full range services demarcation, media conversion, signal repeating and fiber-optimization solutions, including coarse and dense WDM capabilities. Both managed and unmanaged solutions are available, including rack-mount, modular systems and desktop systems. The Fiber Driver line includes several families of products with the flexibility for any type of optical or copper technology, covering virtually every protocol in use in networking today. With a power consumption of 3W - 5W per 10Gbps interface, the Fiber Driver optical multiservice platform consumes 20% - 30% less power than competing optical transport systems. In testing using the TEEER power efficiency standard, the Fiber Driver achieved a rating up to 9.84 out of 10, making it one of the highest efficiency optical networking systems on the market.
Carrier Ethernet Products
Ethernet service growth is driven by the fact that many organizations seek to reduce their WAN costs. Customers and service providers get a better per-bit cost for Ethernet services and enjoy the scalability over fiber optic network. The maturity of Carrier Ethernet technology and massive infrastructure changes from legacy to next generation packet network requires highly intelligent demarcation and first mile aggregation equipment to serve both wireline and wireless services.
OCS's OptiSwitchTM family is an award-winning line of compact Carrier Ethernet switching platforms that range from the OptiSwitch 9000 metro Ethernet aggregation products to the OS900 demarcation series. OptiSwitch products offer service providers a full suite of carrier-grade Ethernet services along with high-availability, enhanced quality of service, security, time-division multiplexing circuit emulation and Ethernet operation, administration and maintenance ("OAM") support. This full suite of OAM tools creates flexible service awareness and rigid SLAs. OptiSwitch products meet IEEE, ITU, IETF standards and MEF specifications, offering complete control to simplify deployment and management while maintaining full interoperability and visibility into customer and provider networks.

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
Network Integration and Services
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
Worldwide Sales and Marketing
As of December 31, 2011, our worldwide sales and marketing organization consisted of 186 employees, including sales representatives, technical support and management. We have field sales offices in more than 20 countries involved in the sales and distribution of our products, providing system installation, technical support, and follow-up services to end users of our products. Through the field sales offices, we sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. Outside the United States, we conduct operations in Argentina, Australia, Belgium, Canada, Denmark, France, Germany, India, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.
Additionally, our offices in France, Italy, Norway, and Sweden sell and market our products along with other products manufactured by third-party vendors, supplied as part of our network integration and distribution services. These operations provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that collaborating with successful third-party vendors in certain areas helps to provide growth opportunities beyond the targeted applications of our product lines.
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
Our direct competitors in networking products, switches, routers and media converters generally include: ADVA Optical Networking, Alcatel-Lucent, BATM Advanced Communications, BTI Systems, Inc., Canoga Perkins Corp., Ciena Corporation, Cisco Systems, Inc., Cyan, ECI Telecom Ltd., Ekinops, Ericsson, Extreme Networks, Fujitsu Limited, Huawei Technologies Ltd., Nokia Siemens Networks BV, Omnitron Systems Technology, Inc., Optelian, Inc., RAD Data Communications, Ltd., Tellabs, Inc., Transition Networks, Inc. and Transmode.
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
Product Development and Engineering
We believe that in order to maintain our technological competitiveness and to serve our customers better, we must enhance our existing products and continue to develop new products. Accordingly, our Network Equipment group focuses a significant amount of resources on product development and engineering. Product development and engineering expenses were $24.3 million, $21.8 million, and $22.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Financial information for each of the principal segments for revenue, measures of profit or loss and total assets, and breakdown by geographic regions are included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplemental Data" of this Form 10-K.
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

Intellectual Property
To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. We have 18 U.S. patents and four foreign patents which expire between 2014 and 2027. In addition, we have six U.S. patent applications and one foreign patent application pending. However, we have not actively defended our patent portfolio in the past and do not consider our patents critical to our revenue stream. Our products rely principally on a combination of industry standard technology, our trade secrets, and software copyrights. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to our software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies, or a third party may independently develop technologies similar or superior to any that we possess.
Employees
As of December 31, 2011, MRV employed 678 full-time employees. Of these employees, 277 were in manufacturing, 131 were in product development and engineering, and 270 were in sales, marketing and general administration. Of these employees, 502 work in locations outside the United States.
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
We have hired investment bankers to analyze our strategic and capital allocation alternatives which could have an impact on our business, competitive position, customer relationships and employee morale and retention, and there can be no assurance that any transaction will result from these activities.

In February 2012, we announced the expansion of the engagement of the investment bank Oppenheimer & Co., Inc. for the purpose of assessing strategic alternatives for the Company, including a potential sale of the Company and/or its assets. The announcements themselves could create concerns and uncertainty among our customer base and among our employees regarding the Company's future, and the future of the individual business units. In addition, our stockholders have approved the sale of CES, but it remains subject to a financing condition and has not yet closed. If the transaction does not close, it could create uncertainty and lower morale of the affected employees. These concerns and uncertainty could materially adversely affect our ability to compete in our markets and retain and recruit qualified personnel.

Further, we can give no assurance that we will identify and undertake a transaction that allows our stockholders to realize an increase in the value of the Company's stock or provide any guidance on the timing of any such action. We also can give no assurance that any potential transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any transaction would be dependent on factors that may be beyond the Company's control, including, among others, the current global economic environment and market conditions, the interest of third parties in the Company or their businesses, and the availability of financing to potential buyers on reasonable terms or at all.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the network equipment and network integration industries.

We operate in the network equipment and network integration industries. Our network integration business is concentrated in certain geographic markets with 29% of consolidated revenue coming from Italy and 14% of consolidated revenue generated in each of France and Scandinavia. From time to time, these industries and the markets in which we operate have experienced significant downturns, such as is currently being experienced in Europe. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices, and may be interspersed with or followed by significant and temporary increased demand in products. Further, these industries are cyclical and subject to rapid change and evolving industry standards. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations, and may cause difficulty in predicting demand and short-term production needs. In addition, during these downturns some competitors become more aggressive in their pricing practices, which may adversely impact our product gross margins. Any downturns in the network equipment and network integration industries may be severe and prolonged or intermittent, and any failure to fully recover from downturns of these industries or the markets in which we operate could seriously impact our revenue and harm our business, financial condition and results of operations. The network equipment and network integration industries also periodically experience increased demand and production capacity constraints, which may affect our ability to ship products in a timely manner and may cause delivery time penalties. Accordingly, our operating results may vary significantly as a result of the general conditions in the network equipment and integration industries, which could cause large fluctuations in our stock price.

Many other factors have the potential to significantly impact our business, such as concerns about inflation and deflation, deterioration in credit availability due to economic downturns or instability on a local or global level, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts. Historically, our business does not come from the end-customer directly, and we have experienced growth patterns that are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of our customers' growth followed by periods of under-shipment before the volatility abates as our customers adjust their inventory levels. Given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or recovery, worldwide, in the network equipment and infrastructure industries or in the markets in which we operate. If the economy or the markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales to delivery cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.

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

Our operating results for a particular quarter are difficult to predict. Our revenue, gross margins and operating results could fluctuate substantially from quarter to quarter and from year to year as a whole, and within our business segments. This could result from any one or a combination of factors such as:

•	the cancellation or postponement of orders from one period to the next;

•	the timing and amount of significant orders;

•	the mix in any period of higher and lower margin products and services;

•	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

•	charges for excess or obsolete inventory;

•	our annual reviews of goodwill and other intangibles that may lead to impairment charges;

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
The network equipment and network integration industries are intensely competitive, and we must continually provide new products while dealing with increased price competition from low-cost producers in Asia or elsewhere. We are further looking to expand our provision of services, and the markets in which we currently offer our products and services. These efforts expose us to additional competition and will likely increase demands on our service and support operations.
Many of our competitors have significantly greater financial, technical, marketing, distribution, sales and customer support organizations and other resources and larger installed customer bases than we have. Our competitors continually introduce new competitive products, and may be able to devote greater resources to the development, promotion, sale and support of their products. They may also be able to leverage their buying power with vendors to give them preferential treatment in delivery of high-demand products in times of supply constraint. Many of our larger competitors offer customers broader product lines, which provide a more comprehensive networking solution than we provide. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, several of our competitors have large market capitalizations, have substantially larger cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines and give them a strategic advantage. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services, and we focus on consolidating our purchasing programs globally to improve purchasing power with vendors.
Additional competitors may enter the market, and we are likely to compete with new companies in the future, especially from the People's Republic of China ("PRC"). Companies competing with us may introduce products that are more competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented, and may be able to react more quickly to changing customer requirements and expectations. There is also the risk that other network system vendors may enter or re-enter the subsystem market and begin to manufacture in-house the networking subsystems incorporated into their network systems. We also expect to encounter potential customers that, because of existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced or negative margins or loss of market share in our markets.
Our markets are subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development of new and enhanced products that address these changes and other customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent that customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer.
During each of the years ended December 31, 2011 and 2010, product development and engineering expenses accounted for nine percent of revenue. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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
Although we were profitable on a consolidated basis in the year ended December 31, 2010, we have not achieved profitability on a consolidated basis consistently, and may not achieve profitability in the future.
Although we were profitable on a consolidated basis in the year ended December 31, 2010, we have not been consistently profitable on a consolidated basis. We expect to continue to incur significant product development, sales and marketing and general and administrative expenses, and costs related to improving manufacturing efficiency. As a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in the future. In 2008 and 2009, we incurred additional significant charges related to the investigation and restatement of our financial statements, and in 2009, we incurred expenses related to a proxy contest for the election of directors. In 2010 we incurred charges related to a settlement of outstanding patent litigation with Finisar Corporation. In 2011, we recorded a $7.1 million charge in connection with the write-down of goodwill at Alcadon. We may not be successful in our efforts to contain expense levels and increase revenue levels, and we may not attain profitability on a sustained basis or at all.
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
 One customer of our Network Integration group accounted for 17%, 18% and 16% of revenue in the years ended December 31, 2011, 2010 and 2009, respectively, and another Network Integration group customer accounted for 19% and 22% of accounts receivable in the years ended December 31, 2011 and 2010, respectively. While our financial performance benefited from substantial sales to these customers, because of the magnitude of sales to the customers, our results would suffer if we were to lose their business. Additionally, if those customers, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due. Both customers are major telecom companies operating predominately in Italy.
Our ability to utilize our NOLs and certain other tax attributes may be limited.
As of December 31, 2011, MRV had federal, state and foreign net operating losses, or NOLs, of $227.4 million, $161.8 million and $89.9 million, respectively. To utilize these NOLs, we need to generate sufficient taxable income in the related jurisdictions prior to their expiration or limitation under Section 382. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income, may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited.

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
We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance. We may have difficulty in identifying and qualifying another supplier in a timely manner. We have in the past had to change suppliers, which, in some instances, has resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.
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
We use our facilities in California, Massachusetts and Israel for major product design and development and customer support, and we manufacture products at our facilities in California and Israel. The risk of earthquakes in Southern California is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994, major earthquakes near Chatsworth, California affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facility did not suffer material damage and our business was not materially disrupted by this earthquake, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including wildfires and other fires, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities subjects us to increased risk that a natural disaster could disrupt our operations.
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
We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our development and manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by foreign, local, state and federal law. We believe we are compliant in all material respects with applicable environmental regulations in the United States, Taiwan and Israel. However, any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities and we may need to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We cannot provide assurance that legal requirements will not be imposed on us that would require additional capital expenditures or the satisfaction of other requirements. If we fail to obtain required permits or otherwise fail to operate within current or future legal requirements, including those applicable to us in the United States, Taiwan and Israel, we may be required to pay substantial penalties, suspend our operations, or make costly changes to our development and manufacturing processes or facilities.
In addition, we could face significant costs and liabilities in connection with legislation which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, and disclosure related to the origin of certain raw materials used in our products. This includes the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union and the PRC. Many of our customers have adopted this approach and have required our full compliance. Even though we have devoted a significant amount of resources and effort planning and executing our compliance program and believe that we are in compliance with such legislation, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience loss of revenue, damaged reputation, diversion of resources, monetary penalties and legal action. Other environmental regulations may require us to re-engineer our products to utilize components that are more environmentally compatible. Such re-engineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

Our business and future operating results are subject to a wide range of uncertainties arising out of the international nature of our operations and facilities.
International sales accounted for 73%, 78%, and 78% of revenue for the years ended December 31, 2011, 2010 and 2009, respectively.
We have offices and facilities in, and conduct a significant portion of our operations in and from, France, Israel, Italy, Sweden, and Switzerland. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:

•	ensuring compliance with local regulations and laws in each country and locality in which we do business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency exchange rate fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	potentially adverse tax consequences, increasing taxes, and heightened efforts by officials of foreign countries to increase revenue from tax collection;

•	unavailability or delays in delivery of equipment, raw materials or key components;

•	trade restrictions, tariff increases and increasing import-export duties;

•	shipping delays;

•	limited protection of intellectual property rights;

•
tightening immigration controls that may adversely affect the residency status of our engineers and other key employees in our U.S. facilities who are not permanent residents of the United States, or our ability to hire new non-U.S. employees in our U.S. facilities; and

•	increasing foreign environmental regulation or unforeseen environmental problems.
Our business and operations are also subject to general geopolitical conditions, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil and changes in diplomatic or trade relationships. Economic conditions in several countries and markets outside the United States in which we have offices, personnel, facilities or sales represent significant risks to us. Instability in the Middle East, PRC or European Union could have a negative impact on our sales and operations in these regions, and unstable conditions could have a material adverse effect on our business and results of operations. In addition to the effect of global economic instability on our operations or facilities on sales to customers outside the United States, sales to domestic customers could be negatively impacted by these conditions.
Our operating results are impacted by foreign exchange rates and interest rate fluctuations.
Our interest income and expense is impacted by fluctuations in interest rates. Changes in foreign exchange rates impact us in four ways. Several of our foreign business units have a functional currency other than the U.S. dollar. The amount of revenue, expenses, assets and liabilities measured in U.S. dollars is impacted by changes in exchange rates. Our revenue and profits were positively affected in 2011 because of the weakness of the U.S. dollar relative to the currencies in which these business units report their results, however, our revenue and profits in 2010 and other years were negatively affected by the relative strength of the U.S. dollar. Further, fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. The proportion of our costs incurred in various currencies varies from the proportion of revenue denominated in that currency which may materially impact our gross margins. Some of our accounts receivable, cash balances, accounts payable, credit lines, and other assets and liabilities are denominated in currencies other than the related business unit's functional currency. Increases or decreases in the expected amount of cash flow result in foreign exchange gains or losses which impact our profitability. We currently do not have any hedging or swap agreements in place other than intra-quarter currency hedges at one of our subsidiaries. Where possible, we attempt to denominate sales in countries in which we do business in the local currency, to match the proportion of cost and revenue transacted in each currency, and to match the assets and liabilities held in each currency which helps to reduce foreign exchange rate exposure to some degree. We could incur losses from the lack of hedging activities in the future. In addition, inflation or fluctuations in currency exchange or interest rates in any of the countries that we do business could increase our operating expenses and thereby adversely affect our results of operations.
Failure to comply with the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act could subject us to penalties and other adverse consequences. We could suffer losses from corrupt or fraudulent business practices.
We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), and potentially the U.K. Bribery Act, each of which generally prohibits companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. We have implemented and maintained preventative measures, but cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
If we fail to protect our intellectual property, we may not be able to compete.
We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot be sure that our pending patent and trademark applications will be approved, that any patents or trademarks that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Specifically there is a risk of poor enforcement of intellectual property rights in the PRC, where the validity, enforceability and scope of protection of intellectual property is uncertain and still evolving. Policing unauthorized use of proprietary technology is difficult and expensive. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable competitors, especially in the PRC, to benefit from our technologies without paying us any royalties. Enforcing our intellectual property rights or resolving intellectual property disputes may involve litigation. Any of this kind of litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.
We are involved in intellectual property disputes from time to time as part of doing business in the network equipment industry, which could divert management's attention, cause us to incur significant costs, and prevent us from selling or using the challenged technology.
Participants in the network equipment markets in which we sell our products have experienced litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others, and we have been involved in litigation matters regarding intellectual property right claims of others in the past. In addition, we may be a party to litigation to protect our intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights, and there can be no assurance that we will be successful in our defense and, even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Any lawsuit that we may become party to, regardless of its success, may be time-consuming and expensive to resolve and divert technical and management time and attention. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition. Further, we have agreed to indemnify the buyer of Source Photonics through October 2013 regarding any intellectual property claims that arise from allegations of intellectual property rights violations that occurred prior to the closing, though have not received notice of such claims. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products, or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all.
We are involved in various derivative litigation suits due to past stock option granting practices, and the related restatement of our prior financial results.
In connection with our past stock option grant practices, we, and a number of our current and former directors and officers, have been subjected to a number of ongoing stockholder lawsuits. A description of the litigation is set forth in Item 3. "Legal Proceedings" of this Form 10-K. As a result of this litigation, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) indemnification obligations for our former and current directors and officers related to the litigation; (ii) additional significant costs in effectuating on-going or additional remediation actions; and (iii) diversion of the time and attention of members of our management and our Board of Directors from the management of our business.
We are involved in other lawsuits and legal proceedings, and have agreed to indemnify the buyer of Source Photonics for claims arising from allegations occurring prior to the closing.
We are involved in various lawsuits, disputes and claims, arising in the ordinary course of business, and continue to provide indemnification to the buyer of Source Photonics for litigation related to the acquisition of Fiberxon LLC, which is described in Item 3. "Legal Proceedings" of this Form 10-K, and for claims arising from allegations occurring prior to the closing that are related to intellectual property, environmental matters, employee benefits and taxes. These suits or actions may raise complex factual and legal issues and are subject to uncertainties. Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits. Plaintiffs (or defendants who counterclaim) may seek unspecified damages or injunctive relief, or both. Although we carry product liability insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products. Adverse results to any lawsuits, disputes or claims may harm our business and have material adverse effects on our results of operations, liquidity or financial position, any or all of which could adversely affect our stock price.
Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and found no material weaknesses for the years ended December 31, 2011 and 2010. However, we had one material weakness due to our restatement of our Annual Report on Form 10-K for the year ended December 31, 2009. In our Annual Report on Form 10-K for the year ended December 31, 2008, which we did not file until October 8, 2009, we had reported two material weaknesses for the year then ended, and another that had been remediated during 2008 due to the restatement of our financial statements. During the fourth quarter of 2011, we identified a material weakness that we believe was remediated as of December 31, 2011 by modifying the reporting structure and roles and responsibilities of the accounting team at one of our business units. The changes, which the Company believes were effective at improving the internal controls of the business unit, included having individuals responsible for accounting and reporting at the business unit report directly to the Vice President, Finance to ensure the proper oversight of financial reporting and internal control. Furthermore, we identified five significant deficiencies in our internal controls over financial reporting including three at the business unit discussed above related to the revenue, inventory and financial statement close processes which still existed as of December 31, 2011. The significant deficiencies at that business unit, are mitigated in part, by the review and oversight of our Chief Financial Officer and Vice President, Finance who intend to leave the Company on March 30, 2012. If we fail to properly transition these functions to the individuals assuming their duties and responsibilities, these significant deficiencies could rise to the level of a material weakness. We intend to make additional improvements to address these significant deficiencies. If we fail to maintain the internal controls we have recently implemented, or fail to adequately address these significant deficiencies, or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, or as our business changes, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose further confidence in our reported financial information, and there could be a material adverse effect on our stock price.

The loss of key management could negatively affect our business.
Our ability to develop, manufacture and market our products, run our operations and our ability to compete with our current and future competitors depends in large part on our ability to attract and retain qualified personnel. Competition for executives and highly-qualified engineers in the network equipment and infrastructure industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. We are dependent upon our executive officers and the general managers of our various business units, especially in places where personal relationships are a significant part of a business transaction. We do not have succession plans in every key position, and the loss of the services of these officers could have a material adverse effect on our operations. If we do not attract necessary team members to operate our business and provide for adequate retention and succession planning, our business could be materially adversely affected. Our Chief Financial Officer and Vice President, Finance intend to leave the Company on March 30, 2012 and they have been transitioning their responsibilities to the individuals who will be assuming their duties and responsibilities. If we are unable to appropriately manage this transition, our ability to produce reliable financial results and timely report to the SEC could be adversely impacted.
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

Item 4.    Mine Safety DIsclosures.
None.

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock was traded on the NASDAQ Global Market under the symbol "MRVC" until June 16, 2009. MRV is currently trading on the OTC Pink Sheets. Over-the-counter quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low sales prices for the periods indicated:

	High	Low
Year Ended December 31, 2011
First quarter ending March 31	$1.90	$1.50
Second quarter ending June 30	$1.57	$1.20
Third quarter ending September 30	$1.52	$1.12
Fourth quarter ending December 31	$1.40	$0.80
Year Ended December 31, 2010
First quarter ending March 31	$1.35	$0.70
Second quarter ending June 30	$1.60	$1.15
Third quarter ending September 30	$1.45	$1.15
Fourth quarter ending December 31	$1.89	$1.28
As of March 9, 2012, the closing price of our Common Stock was $1.05 per share, and there were approximately 2,600 stockholders of record.
Dividends
The payment of dividends on our Common Stock is within the discretion of our Board of Directors. On October 20, 2011, the Board of Directors declared a $75.0 million special dividend, representing approximately $0.48 per share, which was paid on November 10, 2011. The dividend represented excess capital resulting from our sale of Source Photonics. Our Board of Directors regularly evaluates its capital position to consider the return of capital to stockholders. We have not paid a regular dividend and do not currently have plans to begin paying a regular dividend.

Equity Compensation Plans
The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option plans as of December 31, 2011.

Plan Category	Number of securities issuable upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,040,684	$1.76	5,639,063
Equity compensation plans not approved by security holders (2)	4,786,425	$1.91	—
Total	11,827,109	$1.82	5,639,063
_____________________________

(1)
Includes shares underlying options granted or available for grant under the 2007 Omnibus Incentive Plan (the "Omnibus Plan") and one of its predecessors, the 1997 Incentive and Nonstatutory Stock Option Plan.

(2)
Includes (a) a grant of 1,750,000 options to Dilip Singh, a former chief executive officer, on his July 1, 2010 hire date, and (b) shares underlying options or awards granted under the following plans prior to the adoption of the 2007 Omnibus Plan:

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

Performance Graph
The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2006, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MRV Communications, Inc., the NASDAQ Composite Index,
and The RDG SmallCap Technology Index
_____________________________________________

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	2006	2007	2008	2009	2010	2011
MRV Communications, Inc.	100.00	65.51	21.75	20.06	50.56	37.13
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
RDG SmallCap Technology	100.00	95.13	49.08	68.13	83.49	67.91

Item 6.    Selected Financial Data.
        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.
        The following selected balance sheet data as of December 31, 2011 and 2010 and selected statement of operations data for each of the three years in the period ended December 31, 2011, are derived from our audited financial statements included in Item 8 of this Form 10-K. The selected balance sheet data as of December 31, 2009, 2008 and 2007 and selected statement of operations data for the years ended December 31, 2008 and 2007 are derived from the selected financial data contained in Item 6 of MRV's 2010 Annual Report on Form 10-K, adjusted for discontinued operations.
On May 6, 2011, we sold all of the issued and outstanding capital stock of TurnKey, which was part of our Network Integration group. We have reclassified the historical financial results of TurnKey as discontinued operations in all periods presented. The historical results do not necessarily indicate results expected for any future period.

	Year ended December 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues	$266,753	$256,032	$228,508	$254,338	$227,345
Cost of sales	159,161	145,312	132,760	149,911	143,089
Gross profit	107,592	110,720	95,748	104,427	84,256
Operating expenses:
Product development and engineering	24,318	21,788	22,732	22,882	21,371
Selling, general and administrative	72,855	74,592	77,599	87,608	73,851
Impairment of goodwill	7,095	—	—	6,372	—
Total operating expenses	104,268	96,380	100,331	116,862	95,222
Operating income (loss)	3,324	14,340	(4,583)	(12,435)	(10,966)
Other income (expense), net	(2,157)	(3,006)	23,325	1,684	(5,120)
Income (loss) from continuing operations before income taxes	1,167	11,334	18,742	(10,751)	(16,086)
Provision for income taxes	4,579	2,660	4,159	3,192	2,938
Income (loss) from continuing operations	(3,412)	8,674	14,583	(13,943)	(19,024)
Income (loss) from discontinued operations, net	(3,414)	42,106	(13,183)	(109,162)	(495)
Net income (loss)	(6,826)	50,780	1,400	(123,105)	(19,519)
Less:
Net income (loss) attributable to noncontrolling interests, continuing operations	—	2,089	1,757	40	(531)
Net income attributable to noncontrolling interests, discontinued operations	—	—	47	59	106
Net income (loss) attributable to MRV	$(6,826)	$48,691	$(404)	$(123,204)	$(19,094)
Net income (loss) from continuing operations attributable to MRV	$(3,412)	$6,585	$12,826	$(13,983)	$(18,493)
Net income (loss) from discontinued operations attributable to MRV	$(3,414)	$42,106	$(13,230)	$(109,221)	$(601)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.02)	$0.04	$0.08	$(0.09)	$(0.13)
From discontinued operations	$(0.02)	$0.27	$(0.08)	$(0.69)	$—
Net income (loss) attributable to MRV per share — basic (1)	$(0.04)	$0.31	$—	$(0.78)	$(0.14)
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.02)	$0.04	$0.08	$(0.09)	$(0.13)
From discontinued operations	$(0.02)	$0.27	$(0.08)	$(0.69)	$—
Net income (loss) attributable to MRV per share — diluted (1)	$(0.04)	$0.31	$—	$(0.78)	$(0.14)
Basic weighted average shares	157,561	157,569	157,547	157,323	140,104
Diluted weighted average shares	157,561	158,423	157,665	157,323	140,104

Cash dividend declared per share	$0.48	$—	$—	$—	$—

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Selected Balance Sheet Data:
Cash and cash equivalents	$83,716	$141,001	$40,455	$56,027	$64,487
Working capital	116,963	192,756	122,669	111,648	130,243
Total assets	230,689	326,866	400,819	392,886	499,400
Total long-term liabilities	6,676	9,393	7,322	9,272	7,616
Additional paid-in capital	1,337,935	1,410,234	1,405,015	1,403,663	1,399,630
Accumulated deficit	(1,207,178)	(1,200,352)	(1,249,043)	(1,248,639)	(1,125,435)
Total stockholders' equity	142,214	221,101	177,070	171,811	294,716
_________________________________

(1)	Amounts may not add due to rounding.

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
Overview
We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) the Network Equipment group; and (b) the Network Integration group. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by OCS, a subsidiary in our Network Equipment group. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.
On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan S.p.A., a communication equipment distribution company located in Milan, Italy. EDSLan was part of our Network Integration segment. We recognized a loss related to the write down of the assets of EDSLan to their net realizable value in 2009.
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
On December 2, 2011, we announced that we entered into a stock purchase agreement with CES Holding SA, as Purchaser, represented for purpose of the agreement by Vinci Capital Switzerland SA, for the sale of CES Creative Electronic Systems SA (“CES”). The sale of CES was subject to stockholder approval, which was not obtained prior to year end, and accordingly, CES is reported as a continuing operation as of December 31, 2011. The stockholder approval was obtained on January 9, 2012.
We have reclassified the historical results of EDSLan, Source Photonics, and TurnKey as discontinued operations in this Form 10-K for all periods presented. Accordingly, the related assets and liabilities of TurnKey have been classified as assets and liabilities from discontinued operations in the December 31, 2010 Balance Sheet and the net income or loss of EDSLan, Source Photonics, and TurnKey prior to their dispositions has been classified as income or loss from discontinued operations. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows. See Note 3 "Discontinued Operations" to the Financial Statements in Item 8 of this Form 10-K for further discussion.
Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, France, Germany, India, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom. For the years ended December 31, 2011, 2010 and 2009, foreign revenue constituted 73%, 78% and 78%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.
In 2009, our customers took a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments and lengthening sales cycles. In 2010, our customers resumed investments in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. This improvement contributed to 12% revenue growth in 2010. In 2011, we saw some contraction in some markets which led to more modest growth overall.
During 2011, we declared a special dividend to stockholders of $75 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring the dividend, and determined the $75 million to be excess capital. We believe that after the dividend, the Company continued to have ample capital to meet our expected capital needs. At the end of 2011, we had $85.4 million in cash and cash equivalents, short term marketable securities and restricted time deposits and $9.0 million in short-term debt. On February 3, 2012, we announced that we engaged Oppenheimer & Co., Inc. to review strategic alternatives for the Company. This strategic review may result in a sale of the Company and/or any of its business units separately. The Company expects to reassess the potential return of capital to stockholders in the event of such a divestiture.

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

Revenue Recognition
Our major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. We generally recognize product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Our Network Integration business units resell third party products. We recognize revenue on these sales on a gross basis, as a principal, because we are the primary obligor in the arrangement, we are exposed to inventory and credit risk, we negotiate the selling prices, and we sell the products as part of a solution in which we provide services. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. We estimate and establish allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.
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
Accounting for Multiple-Element Arrangements entered into or materially altered after January 1, 2011. In October 2009, the FASB amended ASC 605-25 and ASC 985 and we adopted the amendments prospectively effective January 1, 2011. In accordance with the amendments, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price we use for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocate discounts in the arrangement proportionally on the basis of the selling price of each deliverable. In accordance with the amendments, we no longer apply the software revenue guidance in ASC Subtopic 985-605 to tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality.
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
Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company's market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. See Note 4 "Goodwill and Other Intangibles" to the Financial Statements in Item 8 of this Form 10-K for further discussion.
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

Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swiss franc, the Swedish krona and the Israeli new shekel. For the year ended December 31, 2011, approximately 65% of revenues and 44% of operating expenses were incurred at subsidiaries with a functional currency other than the U.S. dollar. In general, these currencies were stronger against the U.S. dollar for the year ended December 31, 2011, compared to the year ended December 31, 2010, so revenues and expenses in these countries translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

Results of Operations
The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data as a percentage of revenue (dollars in thousands):

Management Discussion Snapshot Years ended December 31:	2011		2010		2009
	$	% (1)	$	% (1)	$	% (1)
Revenue (2)	$266,753	100%	$256,032	100%	$228,508	100%
Network Equipment group	130,809	49	125,950	49	105,977	46
Network Integration group	151,478	57	143,345	56	129,397	57
All others	—	—	—	—	310	—
Gross profit (3)	107,592	40	110,720	43	95,748	42
Network Equipment group	69,546	53	71,884	57	57,097	54
Network Integration group	38,454	25	39,035	27	38,400	30
All others	—	—	—	—	190	61
Operating expenses (4)	104,268	39	96,380	38	100,331	44
Network Equipment group	59,736	46	59,680	47	58,564	55
Network Integration group	30,649	20	25,121	18	25,406	20
All others	—	—	—	—	1,643	530
Operating income (loss) (3) (4)	3,324	1	14,340	6	(4,583)	(2)
Network Equipment group	9,810	7	12,204	10	(1,467)	(1)
Network Integration group	7,805	5	13,914	10	12,994	10
All others	—	—	—	—	(1,453)	(469)
___________________________________

(1)
Consolidated Statements of Operations data express percentages as a percentage of consolidated revenue. Statements of Operations data by segment express percentages as a percentage of applicable segment revenue.

(2)	Revenue information by segment includes intersegment revenue reflecting sales of network equipment to the Network Integration group.

(3)	Consolidated gross profit data reflects adjustments for intersegment eliminations.

(4)	Consolidated operating expenses include corporate unallocated operating expenses.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue
The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2011	2010	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$130,809	$125,950	$4,859	4%	—%
Network Integration group	151,478	143,345	8,133	6	—
Subtotal before intersegment eliminations	282,287	269,295	12,992	5	—
Adjustments (1)	(15,534)	(13,263)	(2,271)	17	17
Total	$266,753	$256,032	$10,721	4%	(1)%
_______________________________

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenue.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Revenue for 2011 increased $10.7 million, or 4%, due primarily to an $8.1 million, or 6%, increase in our Network Integration group, and a $4.9 million, or 4%, increase in our Network Equipment group, partially offset by a $2.3 million, or 17%, increase in intersegment revenue from the Network Equipment group to the Network Integration group, which are eliminated in consolidation. Revenue would have been $13.8 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010, primarily in the Network Integration group.
Network Equipment Group.   Revenue generated from the Network Equipment group, including intersegment revenue, increased $4.9 million, or 4%, in 2011. Revenue at our OCS business unit was flat compared to last year. Increased sales of OCS's OptiSwitch product line and increased service levels were offset by decreased sales in other product lines, including two unprofitable product lines discontinued in 2010 and 2011. An increase in domestic sales was offset by a decline in the other geographic regions. CES, our Swiss aerospace and defense unit, grew revenue by 18% to $34.6 million, predominately due to completion of a long-term contract where revenue had previously been deferred and to favorable foreign currency translation impact. Revenue would have been $5.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
The following table summarizes Network Equipment revenue by geographical region (dollars in thousands):

Years ended December 31:	2011	2010	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$71,217	$56,063	$15,154	27%
Americas, excluding the United States	6,357	8,916	(2,559)	(29)
Europe	32,118	37,747	(5,629)	(15)
Asia Pacific	5,555	9,879	(4,324)	(44)
Other regions	28	82	(54)	(66)
Total external sales	115,275	112,687	2,588	2
Sales to Network Integration group:
Europe	15,534	13,263	2,271	17
Total intersegment sales	15,534	13,263	2,271	17
Total Network Equipment revenue	$130,809	$125,950	$4,859	4%

Network Integration Group.    Revenue generated from the Network Integration group increased $8.1 million, or 6%, in 2011. The revenue growth was led by a $7.1 million increase at Alcadon, due to a 12% growth in local currency, driven primarily by sales of OCS's OptiSwitch product, and a $3.6 million favorable foreign currency impact. Interdata also grew revenue by $4.8 million, which represented 9% growth in local currency due in part to the recognition in the second quarter of previously deferred revenue from a major project begun in 2010, and to a $1.7 million favorable foreign currency impact. The growth at Alcadon and Interdata was partially offset by a $3.8 million decrease at Tecnonet, representing a 9% decrease in local currency, partially offset by a $3.5 million favorable foreign currency impact. Tecnonet derives most of its revenue from the major Italian telecommunications companies and its decrease in revenue reflects a weaker Italian telecom market in 2011. All revenue in the Network Integration group was generated in Europe. Revenue would have been $8.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Gross Profit
The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2011	2010	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$69,546	$71,884	$(2,338)	(3)%	(8)%
Network Integration group	38,454	39,035	(581)	(1)	(8)
	108,000	110,919	(2,919)	(3)	(8)
Intersegment adjustments (1)	(408)	(199)	(209)	105	105
Total	$107,592	$110,720	$(3,128)	(3)%	(8)%
_________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated gross profit.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Gross profit decreased $3.1 million, or 3%, despite a $5.7 million favorable foreign currency impact. The decrease was due to a decrease in gross margin from 43.3% to 40.4%, partially offset by the 4% increase in revenue. The decrease in average gross margins was due to a decrease in gross margins in both the Network Equipment group and the Network Integration group combined with a decrease in the proportion of revenue contributed by the Network Equipment group, which has higher margins than the Network Integration group. The impact of these factors was partially offset by the increase in intersegment sales. Gross profit would have been $5.7 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Gross profit reflects share-based compensation in cost of sales of $76,000 and $49,000 in 2011 and 2010, respectively.
Network Equipment Group.    The $2.3 million, or 3%, decrease in gross profit for the Network Equipment group was due to a decrease in average gross margin from 57% to 53%, partially offset by a 4% increase in revenue. The decline in average gross margin is due to depressed margins at both OCS and CES. OCS margins declined due primarily to increased inventory reserves, and $0.6 million in one-time charges related to the exit of its free-space optics product line during the second quarter. CES margins declined significantly due to the impact of foreign currency fluctuations and to a long-term contract completed during the year with very little margin due to project overruns. Gross profit would have been $3.2 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Gross profit reflects share-based compensation in cost of sales of $67,000 and $48,000 in 2011 and 2010, respectively.
Network Integration Group.    Gross profit for the Network Integration group decreased $0.6 million, or 1%. The decrease was due to a decline in average gross margins from 27% to 25%, partially offset by the 6% increase in revenue. The declines in gross margin came from Interdata and Tecnonet, which both had increased costs of services which reduced service margins. Product gross margins were relatively stable for the year. Gross profit would have been $2.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. The Network Integration group did not have share-based compensation in cost of sales in either year.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2011	2010	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$59,736	$59,680	$56	—%	(4)%
Network Integration group	30,649	25,121	5,528	22	16
	90,385	84,801	5,584	7	2
Corporate unallocated operating expenses	13,883	11,579	2,304	20	20
Total	$104,268	$96,380	$7,888	8%	4%
_______________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Consolidated operating expenses in 2011 were $104.3 million, or 39% of revenue, including a $7.1 million goodwill impairment charge in the fourth quarter related to Alcadon. Excluding this charge, consolidated operating expenses were $97.2 million, or 36% of revenue, in 2011 compared to $96.4 million, or 38% of revenue, in 2010. The $0.8 million increase represented a $3.8 million increase from foreign currency translation impacts mostly offset by expense decreases in local currency. The expense increase, excluding the goodwill impairment charge, came predominately in corporate unallocated operating expenses. The $2.3 million increase in corporate operating expenses in 2011 included $1.0 million of legal fees related to board activities, $0.8 million in compensation expense related to the cash payment to holders of stock options and restricted stock to compensate them for the loss in value of their equity grants resulting from the $75 million special dividend paid in November 2011, $0.4 million in higher board of director compensation, and $0.3 million in fees paid to advisors for their assistance in our strategic alternatives review. The increases were partially offset by a decrease in CEO severance from $0.9 million in 2010 to $0.5 million in 2011. The $2.3 million increase in corporate operating expenses was partially offset by a $5.5 million decrease in the Network Integration group. Operating expenses included share-based compensation of $2.4 million and $1.7 million in 2011 and 2010, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2011 were $59.7 million, or 46% of revenue, compared to $59.7 million, or 47% of revenue in 2010. The $0.1 million increase was due to a $1.8 million increase at CES, nearly offset by a $1.7 million, or 4%, decrease at OCS. The increase at CES was due to the strengthening of the Swiss franc against the dollar, increased product development and engineering spending, and a reversal of a bonus accrual for certain terminated employees during the second quarter of 2010. Operating expenses at OCS included $0.3 million of costs related to the exit of the free-space optics product line during the second quarter of 2011. Operating expenses would have been $2.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Product development and engineering expenses included share-based compensation of $0.1 million and $0.1 million in 2011 and 2010, respectively. Selling, general and administrative expenses included share-based compensation of $0.4 million and $0.3 million in 2011 and 2010, respectively.
Network Integration Group.    Operating expenses in the Network Integration group for 2011 were $30.6 million, or 20% of revenue, including a $7.1 million goodwill impairment charge related to Alcadon. Excluding this charge, Network Integration group operating expenses were $23.6 million, or 16% of revenue, compared to $25.1 million, or 18% of revenue in 2010. The decrease in operating expenses as a percent of revenue, after adjusting for the goodwill impairment, came from general and administrative cost reduction efforts at all three business units. Operating expenses would have been $1.5 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. The Network Integration group did not have significant share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $65,000 and $17,000 in 2011 and 2010, respectively.

Operating Income (Loss)
The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2011	2010	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$9,810	$12,204	$(2,394)	(20)%	(26)%
Network Integration group	7,805	13,914	(6,109)	(44)	(51)
	17,615	26,118	(8,503)	(33)	(40)
Corporate unallocated and intersegment adjustments (1)	(14,291)	(11,778)	(2,513)	21	21
Total	$3,324	$14,340	$(11,016)	(77)%	(90)%
__________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated operating income.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The $3.1 million decrease in gross profit, and the $7.9 million increase in operating expenses, including the $7.1 million goodwill impairment charge related to Alcadon, led to an $11.0 million decrease in operating income representing a decline in operating margin, excluding the goodwill impairment charge, from 6% to 4%. Our operating income would have been $1.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. Operating income included share-based compensation expense of $2.5 million and $1.7 million in 2011 and 2010, respectively.
Network Equipment Group.    The Network Equipment group reported operating income of $9.8 million for 2011, compared to $12.2 million for 2010. The $2.4 million decrease in operating income was primarily due to the $2.3 million decrease in gross profit. Operating income in 2011 reflected $0.9 million in one-time charges related to the exit of OCS's free-space optics product line in the second quarter. Operating margin was 7% in 2011 and 10% in 2010. Operating income would have been $1.0 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2010.
Network Integration Group.    The Network Integration group reported operating income of $7.8 million for 2011, compared to operating income of $13.9 million for 2010. The $6.1 million decrease was due to the $7.1 million goodwill impairment charge related to Alcadon, and a $0.6 million decrease in gross profit, partially offset by a $1.6 million decrease in other operating expenses. Operating margins for the Network Integration group were 5% in 2011 and 10% in 2010. Operating income would have been $0.9 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.
Interest Expense and Other Income, Net
Interest expense was $0.9 million in 2011 compared to $1.0 million in 2010 reflecting a reduction in our average interest rate. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains (losses) on foreign currency transactions. We recognized a net loss of $1.6 million on foreign currency transactions in 2011 compared to a $2.7 million loss in 2010. In 2010, we recognized an additional gain of $0.5 million as we agreed to settlements with additional former Fiberxon stockholders. Interest income was $0.3 million in each of 2011, and 2010.
Provision for Income Taxes
The provision for income taxes was $4.6 million in 2011 and $2.7 million in 2010. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The increase in provision for income taxes during 2011 is primarily due to a $3.9 million release of valuation allowances against deferred tax assets related to net operating loss carryforwards of OCS in certain foreign jurisdictions in 2010 and higher taxes at Alcadon and Interdata due to higher pre-tax income, partially offset by lower taxes at Tecnonet due to lower pre-tax income. The effective tax rate varies from the statutory rate due to losses in jurisdictions where we maintain a valuation allowance against our deferred tax assets and permanent differences between book income and taxable income, differences in tax rate between the United States and the various jurisdictions where we conduct operations and pay income tax, and state and local income taxes. The effective tax rate for 2011 is relatively high, due to the significant amount of taxable income in foreign jurisdictions in comparison to the consolidated pre-tax book income.
Tax Loss Carry Forwards
As of December 31, 2011, we had NOLs of $227.4 million, $161.8 million, and $89.9 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2011, the U.S. federal and state NOLs had a full valuation allowance.
Discontinued Operations
Income from discontinued operations includes the results of operations of Source Photonics and TurnKey. We completed the sale of Source Photonics on October 26, 2010. The income from discontinued operations for 2011 includes a loss on the sale of TurnKey of $3.2 million and a $0.2 million of loss from the operations of TurnKey. The income from discontinued operations for 2010 includes a $37.5 million gain on the sale of Source Photonics, $6.3 million of income from Source Photonics through October 26, 2010, and a $1.7 million loss from TurnKey including a $1.2 million goodwill impairment charge. For further discussion of discontinued operations, see Note 3 to the Financial Statements included in Item 8 of this Form 10-K.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenue
The following table sets forth, for the periods indicated, revenue by segment, including intersegment sales (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$125,950	$105,977	$19,973	19%	18%
Network Integration group	143,345	129,397	13,948	11	15
All others	—	310	(310)	(100)	(100)
	269,295	235,684	33,611	14	16
Adjustments (1)	(13,263)	(7,176)	(6,087)	85	85
Total	$256,032	$228,508	$27,524	12%	14%
_______________________________

(1)	Adjustments represent the elimination of intersegment revenue in order to reconcile to consolidated revenue.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Revenue for 2010 increased $27.5 million, or 12%, due primarily to a $20.0 million, or 19%, increase in the Network Equipment group, and a $13.9 million, or 11%, increase in the Network Integration group, partially offset by a $6.1 million, or 85%, increase in intersegment revenue from the Network Equipment group to the Network Integration group, which are eliminated in consolidation. Revenue would have been $3.7 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009, primarily in the Network Integration group.
Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group increased $20.0 million, or 19%, in 2010, with year-over-year growth each quarter. Our OCS division had 19% growth led by the Americas region. The growth was led by sales of our Media Cross Connect and OptiSwitch product lines, which grew by 109% and 93%, respectively. Media Cross Connect sales benefited from the introduction of our new High Speed Media Cross Connect chasis with a 10.7 Gbps backplane. The growth in OptiSwitch was driven by the substantial increase in mobile backhaul investments during 2010 as well as by the growth of Carrier Ethernet in the mobile backhaul market. CES, our Swiss aerospace and defense unit, grew revenue by 18%. Revenue would have been $1.3 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009.
The following table summarizes Network Equipment group revenue by geographical region (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$56,063	$47,010	$9,053	19%
Americas, excluding the United States	8,916	4,203	4,713	112
Europe	37,747	39,882	(2,135)	(5)
Asia Pacific	9,879	7,682	2,197	29
Other regions	82	294	(212)	(72)
Total external revenue	112,687	99,071	13,616	14
Sales to Network Integration group:
Europe	13,263	6,906	6,357	92
Total intersegment sales	13,263	6,906	6,357	92
Total Network Equipment revenue	$125,950	$105,977	$19,973	19%
Network Integration Group.    Revenue generated from the Network Integration group increased $13.9 million, or 11% in 2010. Revenue growth was driven by a $7.9 million increase at Alcadon, primarily due to strong sales of OptiSwitch, a $3.8 million increase at Tecnonet, and a $2.3 million increase at Interdata. All revenue in the Network Integration group was generated in Europe. Revenue would have been $5.0 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.
Gross Profit
The following table sets forth, for the periods indicated, certain gross profit data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$71,884	$57,097	$14,787	26%	24%
Network Integration group	39,035	38,400	635	2	4
All others	—	190	(190)	(100)	(100)
	110,919	95,687	15,232	16	16
Corporate unallocated and intersegment adjustments (1)	(199)	61	(260)	(426)	(426)
Total	$110,720	$95,748	$14,972	16%	16%
_________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated gross profit.

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Gross profit increased $15.0 million due to the $27.5 million increase in revenue combined with the increase in average gross margin from 42% to 43%. The improvement in average gross margins was due to an improvement in gross margins in the Network Equipment group combined with the increase in the proportion of revenue contributed by the Network Equipment group, and the increase in intersegment sales, partially offset by a decrease in gross margins in the Network Integration group. Foreign currency exchange rates did not have a material impact on the consolidated gross profit as the impact in the Network Equipment group was offset by the impact in the Network Integration group.

Gross profit reflects share-based compensation in cost of sales of $47,000 and $0.1 million in 2010 and 2009, respectively.
Network Equipment Group.    The $14.8 million, or 26% increase, in gross profit for the Network Equipment group was due to a 19% increase in revenue combined with an improvement in average gross margin from 54% to 57%. The improvement in average gross margin is due to improved margins at both OCS and CES. OCS margins improved due to a favorable change in product mix as well as an increase in the proportion of revenue from the Americas region. CES margins improved due to an increase in service revenue and a decrease in inventory reserve charges. Gross profit would have been $0.8 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Gross profit reflects share-based compensation in cost of sales of $47,000 and $0.1 million in 2010 and 2009, respectively.
Network Integration Group.    Gross profit for the Network Integration group increased $0.6 million. The increase was driven by an 11% increase in revenue, partially offset by a decline in average gross margins from 30% to 27% and unfavorable changes in the exchange rate. We experienced a slight decline in gross margins from services at several business units where we increased service related headcount as part of our effort to increase the services we offer to our customers. We also experienced some declines in product gross margins at Alcadon where certain large volume, lower margin projects helped lead to the $7.9 million increase in revenue. Gross profit would have been $0.9 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have share-based compensation in cost of sales in either year.
Operating Expenses
The following table sets forth, for the periods indicated, certain operating expenses data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$59,680	$58,564	$1,116	2%	—%
Network Integration group	25,121	25,406	(285)	(1)	1
All others	—	1,643	(1,643)	(100)	(100)
	84,801	85,613	(812)	(1)	(2)
Corporate unallocated operating expenses	11,579	14,718	(3,139)	(21)	(21)
Total	$96,380	$100,331	$(3,951)	(4)%	(5)%
_______________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

Operating expenses were $96.4 million, or 38% of revenue, in 2010 compared to $100.3 million, or 44% of revenue, in 2009. Operating expenses in 2010 were $4.0 million lower than they were in 2009. This decrease occurred primarily in corporate unallocated operating expenses which declined by $3.1 million due to general cost cutting efforts as well as $2.1 million of expenses related to the proxy contest in 2009, partially offset by $0.9 million of expense in 2010 related to the separation of a former chief executive officer and relatively higher compensation costs of another former chief executive officer. Operating expenses would have been $0.2 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.1 million and $0.3 million in 2010 and 2009, respectively. Selling, general and administrative expenses included share-based compensation of $1.6 million and $1.1 million in 2010 and 2009, respectively.
Network Equipment Group.    Operating expenses in the Network Equipment group for 2010 were $59.7 million, or 47% of revenue, compared to $58.6 million, or 55% of revenue in 2009. The $1.1 million, or 2%, increase was due to a 5% increase in operating expenses at OCS partially offset by a 7% decrease at CES. The decrease in operating expenses at CES was primarily due to the result of a reduction in previously accrued bonuses to employees terminated in 2010. Operating expenses would have been $0.6 million lower in 2010 had foreign currency exchange rates remained the same as they were in 2009. Product development and engineering expenses included share-based compensation of $0.1 million and $0.3 million in 2010 and 2009, respectively. Selling, general and administrative expenses included share-based compensation of $0.3 million and $0.5 million in 2010 and 2009, respectively.

Network Integration Group.    Operating expenses in the Network Integration group for 2010 were $25.1 million, or 18% of revenue, compared to $25.4 million, or 20% of revenue in 2009. Operating expenses were relatively flat in 2010 compared to 2009. Operating expenses would have been $0.4 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. The Network Integration group did not have significant share-based compensation in product development and engineering costs in either year. Selling, general and administrative expenses included share-based compensation of $17,000 in 2010. There was no share-based compensation included in selling general and administrative expenses in 2009.
Operating Income (Loss)
The following table sets forth, for the periods indicated, certain operating income (loss) data from our Statements of Operations (dollars in thousands):

Years ended December 31:	2010	2009	$ Change	% Change	% Change constant currency (2)
Network Equipment group	$12,204	$(1,467)	$13,671	(932)%	(950)%
Network Integration group	13,914	12,994	920	7	9
All others	—	(1,453)	1,453	(100)	(100)
	26,118	10,074	16,044	159	167
Corporate and unallocated adjustments	(11,778)	(14,657)	2,879	(20)	(20)
Total	$14,340	$(4,583)	$18,923	(413)%	(429)%
__________________________________

(1)	Adjustments represent the elimination of intersegment profit in inventory in order to reconcile to consolidated operating income (loss).

(2)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

The 16% growth in gross profit and 4% decrease in operating expenses allowed us to move from a $4.6 million operating loss in 2009 to $14.3 million of operating income in 2010, representing operating margin of 6%. Our operating income would have been $0.1 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009. Operating income (loss) included share-based compensation expense of $1.7 million and $1.5 million in 2010 and 2009, respectively.
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
Network Integration Group.     The Network Integration group reported operating income of $13.9 million for 2010, compared to operating income of $13.0 million for 2009. The $0.9 million increase was due to a $0.6 million increase in gross profit, and to a lesser extent a $0.3 million decrease in operating expenses. Operating income would have been $0.2 million higher in 2010 had foreign currency exchange rates remained the same as they were in 2009.
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
Discontinued Operations
Income from discontinued operations includes the results of operations of Source Photonics, EDSLan, and TurnKey. We completed the sale of Source Photonics on October 26, 2010. On December 24, 2009, we entered into an agreement to divest our 90% ownership of EDSLan. The loss from discontinued operations for 2010 includes a $1.2 million goodwill impairment charge at TurnKey. The loss from discontinued operations for 2009 includes a $3.8 million write-down of the net assets of EDSLan to net realizable value, and the results of operations of Source Photonics and EDSLan. For further discussion of discontinued operations, see Note 3 to the Financial Statements included in Item 8 of this Form 10-K.

Liquidity and Capital Resources
Our three primary sources of cash are cash receipts from customers, debt financing, and sales of invested assets. Historically, we have satisfied short and long-term obligations through cash generated from these sources and we expect that this trend will continue. We have also generated cash in 2010 and 2011 through the sales of business units. As discussed elsewhere, we have engaged investment bankers and may sell additional business units in 2012 or later. Any strategic and capital allocation decisions however, including with respect to any sale, are subject to numerous material risks and uncertainties, and there can be no assurance that the Company will engage in any such sale. Additionally, in 2011, we declared a special dividend to stockholders of $75 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring the dividend, and determined the $75 million to be excess capital. We believe that after the dividend the Company continued to have ample capital to meet our expected capital needs. At the end of 2011, we had $85.4 million in cash and cash equivalents, short term marketable securities and restricted time deposits and $9.0 million in short-term debt. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months.
We operate our business through several subsidiaries in our two operating segments. Each subsidiary maintains some level of cash and is able to meet its cash needs primarily through cash receipts from customers. In recent years, we have funded our corporate expenses through a combination of the use of cash reserves and short-term investments at corporate, cash remitted from our subsidiaries, and the sale of investments in unconsolidated entities and subsidiaries. We currently do not have any debt at the corporate level. One of our subsidiaries, Tecnonet, maintains short-term lines of credit, primarily secured by accounts receivable, to fund its working capital needs.
The following table illustrates our contractual obligations as of December 31, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Short-term debt	$8,987	$8,987	$—	$—	$—
Operating leases	19,170	3,859	5,420	4,423	5,468
Capital leases	617	272	345	—	—
Purchase commitments with suppliers and contract manufacturers	11,773	11,773	—	—	—
Purchase commitments for machinery or equipment	213	213	—	—	—
Deferred consideration payable	4,615	4,615	—	—	—
Total contractual obligations	$45,375	$29,719	$5,765	$4,423	$5,468
We expect to have sufficient cash and cash flow to meet our short-term and long-term obligations shown in the table above. Our operating leases consist primarily of leases for buildings worldwide from which we conduct our business. Purchase commitments consist primarily of purchase orders for components used to build finished goods inventory. The deferred consideration payable arose from the acquisition agreement for Fiberxon, a company we acquired in July 2007.
The following table summarizes our short-term debt (in thousands).

Short-term Debt	2011	2010	Increase (Decrease)	Additional Availability
Tecnonet:
Lines of credit secured by accounts receivable	$8,987	$17,771	$(8,784)	$17,719
Unsecured short-term debt	—	265	(265)	—
Total short-term debt at Tecnonet	8,987	18,036	(9,049)	17,719
Other	—	—	—	—
Total short-term debt	$8,987	$18,036	$(9,049)	$17,719
Cash and cash equivalents totaled $83.7 million at December 31, 2011, compared to $141.0 million in cash and cash equivalents at December 31, 2010. The $57.3 million decrease in cash and cash equivalents and the $13.5 million decrease in short-term marketable securities is due primarily to the $75.0 million special dividend paid in November 2011. The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and short-term marketable securities (in thousands):

December 31:	2011	2010	Increase (Decrease)
Cash and short-term investments
Cash and cash equivalents	$83,716	$141,001	$(57,285)
Restricted time deposits	1,661	1,709	(48)
Short-term marketable securities	—	13,474	(13,474)
Total	85,377	156,184	(70,807)
Short-term debt	8,987	18,036	(9,049)
Cash in excess of debt	$76,390	$138,148	$(61,758)
Ratio of cash to debt (1)	9.5 : 1	8.7 : 1
_________________________________

(1)	Determined by dividing total cash and short-term investments by total debt.
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

The following table summarizes our working capital position (in thousands):

December 31:	2011	2010	Increase (Decrease)
Current assets	$198,762	$289,128	$(90,366)
Less: Current assets of discontinued operations	—	(2,774)	2,774
Current assets from continuing operations	198,762	286,354	(87,592)
Current liabilities	81,799	96,372	(14,573)
Current liabilities from discontinued operations	—	(1,376)	1,376
Current liabilities from continuing operations	81,799	94,996	(13,197)
Working capital from continuing operations	$116,963	$191,358	$(74,395)
Current ratio from continuing operations (1)	2.4 : 1	3.0 : 1
__________________________________

(1)	Determined by dividing total current assets from continuing operations by total current liabilities from continuing operations.
The decrease in working capital from continuing operations is primarily due to the $75 million special dividend paid in November 2011.
The following table summarizes our cash flow from operations from our Statements of Cash Flows (in thousands):

Years ended December 31:	2011	2010
Net income (loss)	$(6,826)	$50,780
Non-cash expenses	11,404	9,989
Gain on litigation settlement	—	(520)
Gains and losses on investing activities	3,200	(37,447)
Increase in accounts receivable	(376)	(26,029)
(Increase) decrease in inventory	8,546	(20,263)
Increase (decrease) in accounts payable	(43)	16,290
Decrease in accrued liabilities	(903)	(2,029)
Changes in certain other working capital accounts	1,354	(18,305)
Net cash provided by (used in) operating activities	$16,356	$(27,534)
Cash Flows Related to Operating Activities.     Our cash used in operations included an increase in accounts receivable of $0.4 million, a decrease in accrued liabilities of $0.9 million and changes in other working capital accounts of $1.4 million. The increase in accounts receivable relates to the increase in revenue and the timing of shipments and collections. The decrease in accrued liabilities primarily relates to lower bonus accruals, partially offset by higher VAT accruals. Our sources of operating cash flow included the net loss of $6.8 million adjusted for the gain on investing activities of $3.2 million and non-cash expenses of $11.4 million, and a decrease in inventory of $8.5 million. The decrease in inventory came primarily from CES, Interdata and Alcadon and related to a combination of less inventory related to projects for which revenue was deferred at year end than in the prior year and to successful efforts to reduce inventory levels at CES, Interdata and Tecnonet.
Our cash flows included a decrease in cash and cash equivalents of $0.3 million and $8.8 million related to discontinued operations in 2011 and 2010, respectively. We do not expect the absence of these operations to adversely impact our liquidity and capital resources. The sale of additional business units may result in cash proceeds from the sale or sales, but may also result in decreased cash flow from operations.
We may seek to obtain additional debt or equity financing if we believe it appropriate. If we seek financing through issuance of additional equity securities, we may limit our ability to use available NOL and capital loss carryforwards. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. For additional information on the potential limitations on our use of NOL and capital loss carry forwards available to us at December 31, 2011, see the risk factor Item 1A of this Form 10-K under the caption "Our ability to utilize our NOLs and certain other tax attributes may be limited." Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and the expansion of sales and marketing efforts, the timing of new product introductions and enhancements to existing products, and the market acceptance of our products.
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
Interest Rates.    Our investments, short-term borrowings and long-term obligations expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of December 31, 2011, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.
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
Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of December 31, 2011, we did not have any foreign exchange contracts outstanding.
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
When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 65% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally weaker against the U.S. dollar for the year ended December 31, 2011 compared to the same period last year, so revenues and expenses in these countries translated into fewer dollars than they would have in 2010. For 2011, we had approximately:

•	$97.2 million in cost of goods and operating expenses recorded in euros;

•	$31.3 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$29.4 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$1.3 million in cost of goods and operating expenses recorded in Taiwan dollars;
Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during 2011, our costs would have increased to approximately:

•	$106.9 million in cost of goods and operating expenses recorded in euros;

•	$34.5 million in cost of goods and operating expenses recorded in Swedish kronor;

•	$32.3 million in cost of goods and operating expenses recorded in Swiss francs; and

•	$1.5 million in cost of goods and operating expenses recorded in Taiwan dollars;

The following table indicates cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

December 31:	2011	2010
U.S. dollars	$56,278	$123,371
Euros	8,377	7,986
Swiss francs	11,046	6,303
Taiwan dollars	26	266
Norwegian kroner	1,026	635
Swedish kronor	5,168	1,680
Israeli new shekels	1,229	671
Other	566	89
Total cash and cash equivalents	$83,716	$141,001
Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

Item 8.    Financial Statements and Supplemental Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRV Communications Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 15, 2012

MRV Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

Years ended December 31:	2011	2010	2009
Revenue:
Product revenue	$207,538	$204,749	$183,290
Service revenue	59,215	51,283	45,218
Total revenue	266,753	256,032	228,508
Cost of sales	159,161	145,312	132,760
Gross profit	107,592	110,720	95,748
Operating expenses:
Product development and engineering	24,318	21,788	22,732
Selling, general and administrative	72,855	74,592	77,599
Impairment of goodwill	7,095	—	—
Total operating expenses	104,268	96,380	100,331
Operating income (loss)	3,324	14,340	(4,583)
Interest expense	(930)	(950)	(1,310)
Gain from settlement of deferred consideration obligation	—	520	20,524
Gain from sales of investments in unconsolidated entities	—	—	3,488
Other income (loss), net	(1,227)	(2,576)	623
Income from continuing operations before income taxes	1,167	11,334	18,742
Provision for income taxes	4,579	2,660	4,159
Income (loss) from continuing operations	(3,412)	8,674	14,583
Income (loss) from discontinued operations, net of income taxes of $(20), $727, and $2,097, respectively	(3,414)	42,106	(13,183)
Net income (loss)	(6,826)	50,780	1,400
Less:
Net income from continuing operations attributable to noncontrolling interests	—	2,089	1,757
Net income from discontinued operations attributable to noncontrolling interests	—	—	47
Net income (loss) attributable to MRV	$(6,826)	$48,691	$(404)
Net income (loss) from continuing operations attributable to MRV	$(3,412)	$6,585	$12,826
Net income (loss) from discontinued operations attributable to MRV	$(3,414)	$42,106	$(13,230)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.02)	$0.04	$0.08
From discontinued operations	$(0.02)	$0.27	$(0.08)
Net income (loss) attributable to MRV per share — basic	$(0.04)	$0.31	$—
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.02)	$0.04	$0.08
From discontinued operations	$(0.02)	$0.27	$(0.08)
Net income (loss) attributable to MRV per share — diluted	$(0.04)	$0.31	$—
Weighted average number of shares:
Basic	157,561	157,569	157,547
Diluted	157,561	158,423	157,665
_________________________________

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

December 31:	2011	2010
Assets
Current assets:
Cash and cash equivalents	$83,716	$141,001
Short-term marketable securities	—	13,474
Restricted time deposits	1,661	1,709
Accounts receivable, net	60,964	61,455
Other receivables	11,604	15,294
Inventories	32,163	41,072
Deferred income taxes	2,062	2,511
Other current assets	6,592	9,838
Current assets from discontinued operations	—	2,774
Total current assets	198,762	289,128
Property and equipment, net	9,360	8,461
Goodwill	17,999	25,229
Deferred income taxes, net of current portion	3,702	2,125
Intangibles, net	325	—
Other assets	541	571
Non current assets from discontinued operations	—	1,352
Total assets	$230,689	$326,866

Liabilities and equity
Current liabilities:
Short-term debt	$8,987	$18,036
Deferred consideration payable	4,615	4,615
Accounts payable	32,064	32,279
Accrued liabilities	22,726	23,714
Deferred revenue	10,985	14,186
Other current liabilities	2,422	2,166
Current liabilities from discontinued operations	—	1,376
Total current liabilities	81,799	96,372
Other long-term liabilities	6,676	8,931
Long-term liabilities from discontinued operations	—	462
Commitments and contingencies
MRV stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 160,396 shares in 2011 and 160,038 shares in 2010	—	—
Outstanding — 157,704 shares in 2011 and 157,600 shares in 2010	270	270
Additional paid-in capital	1,337,935	1,410,234
Accumulated deficit	(1,207,178)	(1,200,352)
Treasury stock — 2,692 shares in 2011 and 2,437 in 2010	(3,271)	(2,846)
Accumulated other comprehensive income	14,458	13,795
Total MRV stockholders' equity	142,214	221,101
Total liabilities and stockholders' equity	$230,689	$326,866

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Stockholders' Equity (In thousands)

	Common Stock			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	MRV Stockholders' Equity Total	Non- Controlling Interest
					Accumulated Deficit	Treasury Stock				Total Equity
	Shares		Amount
Balance, December 31, 2008	157,446		268	1,403,663	(1,248,639)	(1,352)	12,760	166,700	5,111	171,811
Exercise of stock options	171		—	47	—	—	—	47	—	47
Share-based compensation expense	—		—	2,256	—	—	—	2,256	68	2,324
Purchase of subsidiary shares from noncontrolling interest	—		—	(951)	—	—	—	(951)	(549)	(1,500)
Comprehensive income (loss):
Net loss	—		—	—	(404)	—	—	(404)	1,804	1,400
Net unrealized investment losses	—		—	—	—	—	(114)	(114)	—	(114)
Translation adjustment	—		—	—	—	—	2,817	2,817	285	3,102
Comprehensive loss	—		—	—	—	—	—	2,299	2,089	4,388
Balance, December 31, 2009	157,617		268	1,405,015	(1,249,043)	(1,352)	15,463	170,351	6,719	177,070
Purchase of treasury shares	(1,084)		—	—	—	(1,494)	—	(1,494)	—	(1,494)
Exercise of stock options	1,067		2	993	—	—	—	995	—	995
Share-based compensation expense	—		—	2,718	—	—	—	2,718	181	2,899
Divestiture of subsidiary	—	—	—	—	—	—	(4,019)	(4,019)	(2,090)	(6,109)
Purchase of subsidiary shares from noncontrolling interest	—		—	1,508	—	—	(485)	1,023	(6,698)	(5,675)
Comprehensive income (loss):
Net income	—		—	—	48,691	—	—	48,691	2,089	50,780
Net unrealized investment gains	—		—	—	—	—	11	11	—	11
Translation adjustment	—		—	—	—	—	2,825	2,825	(201)	2,624
Comprehensive income	—		—	—	—	—	—	51,527	1,888	53,415
Balance, December 31, 2010	157,600		$270	$1,410,234	$(1,200,352)	$(2,846)	$13,795	$221,101	$—	$221,101
Purchase of treasury shares	(256)		—	—	—	(425)	—	(425)	—	(425)
Exercise of stock options	248		—	232	—	—	—	232	—	232
Share-based compensation	112		—	2,469	—	—	—	2,469	—	2,469
Divestiture of subsidiary	—		—	—	—	—	1,907	1,907	—	1,907
Dividend to common stockholders	—		—	(75,000)	—	—	—	(75,000)	—	(75,000)
Comprehensive income (loss):
Net loss	—		—	—	(6,826)	—	—	(6,826)	—	(6,826)
Net unrealized investment gains	—		—	—	—	—	(3)	(3)	—	(3)
Translation adjustment	—		—	—	—	—	(1,241)	(1,241)	—	(1,241)
Comprehensive loss	—		—	—	—	—	—	(8,070)	—	(8,070)
Balance, December 31, 2011	157,704		$270	$1,337,935	$(1,207,178)	$(3,271)	$14,458	$142,214	$—	$142,214

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Years ended December 31:	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(6,826)	$50,780	$1,400
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,635	8,659	10,573
Share-based compensation expense	2,469	2,899	2,247
Provision for doubtful accounts	296	(212)	793
Deferred income taxes	(1,130)	(2,947)	334
Amortization of premium on marketable securities	39	364	24
Gain on disposition of property and equipment	46	81	(12)
Gain on sale of investments in unconsolidated entities	—	—	(3,488)
Loss (gain) on sale of subsidiaries	3,154	(37,528)	—
Impairment of goodwill and other intangibles	7,095	1,226	—
Impairment of goodwill and long lived assets of discontinued operations	—	—	3,818
Gain on settlement of deferred consideration litigation	—	(520)	(20,524)
Changes in operating assets and liabilities:
Accounts receivable	(376)	(26,029)	(16,307)
Inventories	8,546	(20,263)	24,094
Other assets	6,064	(20,040)	1,834
Accounts payable	(43)	16,290	(18,272)
Accrued liabilities	(903)	(2,029)	(4,828)
Income tax payable	1,149	(1,373)	1,042
Deferred revenue	(3,483)	3,378	1,365
Other current liabilities	(2,376)	(270)	(662)
Net cash provided by (used in) operating activities	16,356	(27,534)	(16,569)
Cash flows from investing activities:
Purchases of property and equipment	(3,118)	(13,118)	(9,215)
Purchase of intangibles	(474)	—	—
Proceeds from sale of property and equipment	143	86	73
Proceeds from sale of investments in unconsolidated entities	—	3,708	—
Proceeds from divestiture of subsidiaries	886	121,777	—
Investment in restricted time deposits	(118)	(397)	(486)
Release of restricted time deposits	270	—	129
Purchases of investments	—	(44,971)	(18,922)
Proceeds from sale or maturity of investments	13,474	49,057	13,200
Net cash provided by (used in) investing activities	11,063	116,142	(15,221)
Cash flows from financing activities:
Net proceeds from exercise of stock options	234	995	47
Dividend paid to stockholders	(75,000)	—	—
Purchase of treasury shares	(425)	(1,494)	—
Cash restricted to collateralize short-term debt	—	—	(16,922)
Release of cash restricted to collateralize short-term debt	—	12,261	—
Purchase of noncontrolling interest	—	(5,779)	(1,525)
Borrowings on short-term debt	43,153	156,266	153,842
Payments on short-term debt	(52,371)	(160,363)	(111,544)
Payments on long-term obligations	—	(14)	(51)
Net cash provided by (used in) financing activities	(84,409)	1,872	23,847
Effect of exchange rate changes on cash and cash equivalents	(564)	1,281	225
Net increase (decrease) in cash and cash equivalents	(57,554)	91,761	(7,718)
Less: Net increase (decrease) in cash and cash equivalents of discontinued operations	(269)	(8,785)	7,854
Net increase (decrease) in cash and cash equivalents of continuing operations	(57,285)	100,546	(15,572)
Cash and cash equivalents, beginning of year	141,001	40,455	56,027
Cash and cash equivalents, end of year	$83,716	$141,001	$40,455

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$778	$283	$1,219
Cash paid during year for interest — discontinued operations	—	1,404	1,307
Cash paid during year for interest — Total	$778	$1,687	$2,526
Cash paid during year for income taxes — continuing operations	$5,163	$5,140	$1,525
Cash paid during year for income taxes — discontinued operations	—	971	1,828
Cash paid during year for income taxes — Total	$5,163	$6,111	$3,353

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 2011

1. Description of Business and Basis of Presentation
Description of Business
MRV Communications, Inc. ("MRV" or "the Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, enterprises and governments throughout the world. MRV's products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. MRV conducts its business along two principal segments: the Network Equipment group and the Network Integration group. MRV's Network Equipment group designs, manufactures and sells equipment used by commercial customers, governments, aerospace, defense, and telecommunications service providers. Products include switches, routers, physical layer products and out-of-band management products, specialized networking products and other applications including voice and cellular communication. The Europe-based Network Integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors as well as products developed and manufactured by the Network Equipment group.
Basis of Presentation
MRV's fiscal year is based on the calendar year ending on December 31. The accompanying financial statements include the accounts of MRV and its subsidiaries required to be consolidated in accordance with the Accounting Standards Codification, or ASC, 810-10 Consolidations ("ASC 810"). All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When others invest in these enterprises reducing its voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required by ASC 810. As of December 31, 2011, all of the Company's subsidiaries were wholly-owned.
On December 24, 2009, MRV entered into an agreement to divest its 90% ownership in EDSLan, a communication equipment distribution company located in Milan, Italy, that was part of the Network Integration segment. On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics"). On May 6, 2011, the Company sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"). The historical financial results of EDSLan, Source Photonics, and TurnKey have been reclassified as discontinued operations for all periods presented in this Form 10-K. Accordingly, the related assets and liabilities of Source Photonics and TurnKey have been classified as assets and liabilities from discontinued operations in the Consolidated Balance Sheet. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Consolidated Statement of Cash Flows. See Note 3 "Discontinued Operations" for further discussion.

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
For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

included in determining comprehensive income or loss.
Revenue Recognition
MRV's major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company the Company uses to deliver the product to the customer. The Network Integration business units resell third party products. The Company recognizes revenue on these sales on a gross basis, as a principal, because MRV is the primary obligor in the arrangement, MRV is exposed to inventory and credit risk, MRV negotiates the selling prices, and MRV sells the products as part of a solution in which it provides services. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, the Company generally recognizes revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. The Company records a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time changes are made to the distributor price book. The Company monitors product returns and potential price adjustments on an ongoing basis and estimates future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.
MRV generally warrants its products against defects in materials and workmanship for one to two year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.
Accounting for Multiple-Element Arrangements entered into prior to January 1, 2011. Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software-related elements, the Company applies the provisions of ASC 985 Software to the software and software-related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.
Accounting for Multiple-Element Arrangements entered into or materially altered after January 1, 2011. In October 2009, the FASB amended ASC 605-25 and ASC 985 and the Company adopted the amendments prospectively effective January 1, 2011. In accordance with the amendments, MRV allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. MRV allocates discounts in the arrangement proportionally on the basis of the selling price of each deliverable. In accordance with the amendments, MRV no longer applies the software revenue guidance in ASC Subtopic 985-605 to tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality.
Cash and Cash Equivalents
MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Cash balances and investments are maintained in qualified financial institutions, and at various times, such amounts are in

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

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
Marketable Securities
MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. The original cost of MRV's marketable securities approximated fair market value as of December 31, 2010. There were no marketable securities as of December 31, 2011. Proceeds from sales of marketable securities were $13.5 million, $49.1 million, and $13.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Marketable securities consisted of the following (in thousands):

December 31:	2011	2010
U.S. government issues	$—	$11,699
Corporate issues	—	1,775
Total	$—	$13,474
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
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2009	$4,058	(33)	(332)	46	$3,739
December 31, 2010	$3,739	364	(558)	(54)	$3,491
December 31, 2011	$3,491	292	(1,987)	(31)	$1,765
As of December 31, 2011 and 2010, amounts due from Telecom Italia S.p.A., a Network Integration group customer, exceeded 10% of gross accounts receivables.
Inventories
Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first in, first out method. If the Company estimates that the net realizable value is less than the cost of the

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

inventory, an adjustment to the cost basis is recorded through a charge to cost of sales to reduce the carrying value to net realizable value. At each balance sheet date, MRV evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, the Company maintains reserves for excess and obsolete inventory and the inventory balances are reported net of reserves. At the time of recording the reserve, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of, or increase in, that newly established cost basis. The inventory reserve is not reduced until the underlying inventory is sold or otherwise disposed, which would not result in an increase in net inventory.
Net inventories consisted of the following (in thousands):

December 31:	2011	2010
Raw materials	$6,820	$9,556
Work-in process	2,745	4,498
Finished goods	22,598	27,018
Total	$32,163	$41,072
The following table summarizes the changes in the inventory reserve (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2009	$18,509	2,613	(1,438)	157	$19,841
December 31, 2010	$19,841	2,785	(3,620)	(12)	$18,994
December 31, 2011	$18,994	3,932	(5,804)	(163)	$16,959
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
Property and equipment consisted of the following (in thousands):

December 31:	2011	2010
Property and equipment, at cost:
Machinery and equipment	$14,555	$13,863
Computer hardware and software	9,202	13,951
Leasehold improvements	5,968	6,270
Furniture and fixtures	3,418	3,431
Building	3,002	3,069
Construction in progress	616	1,331
Land	318	326
Total property and equipment, at cost	37,079	42,241
Less — accumulated depreciation and amortization	(27,719)	(33,780)
Total	$9,360	$8,461

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	1	10
Computer hardware and software	1	8
Leasehold improvements	1	12
Furniture and fixtures	1	15
Building	33	33
Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $2.4 million, and $1.9 million, respectively.
Goodwill and Other Intangibles
In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV's annual impairment review date is October 1. Reviews for impairment are performed at each of MRV's reporting units. Intangible assets that are determined to have definite lives are amortized over their useful lives.See Note 4 "Goodwill and Other Intangibles" for further information.
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
Under the cost and equity method, a loss in value of an investment, which is deemed to be other than a temporary decline, is recognized. Evidence of a loss in value might include absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. There were no cost or equity method investments held as of December 31, 2011.
Impairment of Long-Lived Assets
MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. The Company takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There was no impairment loss on tangible assets of continuing operations during the three years ended December 31, 2011.
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

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a three-level hierarchy that prioritizes the use of observable inputs, such as quoted prices in active markets, and minimizes the use of unobservable inputs, to measure fair value. All of MRV's assets and liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Under the provisions of ASC 820-10, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.
In determining the fair value of its financial assets and liabilities, the Company uses various valuation approaches. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.
The Company's available-for-sale securities are comprised of U.S. government agencies' obligations and corporate debt securities and are valued using quoted market prices of recent transactions or are benchmarked to transactions of very similar securities which are considered Level 1 category items. There were no material re-measurements to fair value during the years ended December 31, 2011 or 2010 of financial assets and liabilities that are not measured at fair value on a recurring basis.
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
Cost of Sales
Cost of sales includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. The portion of cost of sales related to service revenue was $38.4 million and $28.9 million for the years ended December 31, 2011 and 2010, respectively.
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
Sales and Marketing
Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2011, 2010 and 2009, advertising and trade show costs were $1.8 million, $1.9 million and $1.7 million, respectively.
Income Taxes
Deferred income tax assets and liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

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
For the year ended December 31, 2011, outstanding stock options to purchase 0.8 million shares were not included in the computation of diluted per share amounts because the Company had a net loss from continuing operations, and therefore such shares were considered anti-dilutive. For the years ended December 31, 2011, 2010, and 2009, 8.1 million, 8.0 and 13.1 million potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because such shares were anti-dilutive since they were not in the money. Shares purchased into treasury shares are excluded from any subsequent information concerning the number of shares outstanding.
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

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

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

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220) to defer the effective date for those aspects of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard will only impact the presentation of the Company's consolidated financial statements and will have no impact on the reported results of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
3. Discontinued Operations
On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration segment. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded losses from discontinued operations from TurnKey, net of income tax expense, of $3.4 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively and income from discontinued operations, net of income tax expense, of $0.8 million for the year ended December 31, 2009. The loss from discontinued operations for the year ended December 31, 2011 includes $3.2 million for the loss on the sale of TurnKey.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

Results of TurnKey included in discontinued operations in the accompanying Statement of Operations consisted of (in thousands):

Years ended December 31:	2011	2010	2009
Revenue	$1,907	$7,930	$13,948
Income before income taxes	(240)	(1,699)	800
Provision for income taxes	20	1	8
Income (loss) from operations of discontinued operations	(260)	(1,700)	792
Loss on sale of TurnKey	(3,154)	—	—
Net income (loss) from discontinued operations, net of income taxes	$(3,414)	$(1,700)	$792
The assets and liabilities of TurnKey are reflected as assets and liabilities from discontinued operations in the Consolidated Balance Sheets as of December 31, 2010 and consisted of (in thousands):

December 31:	2010
Cash and cash equivalents	$568
Time deposits	104
Accounts receivable, net	1,060
Inventories	255
Other current assets	787
Total current assets	2,774
Property and equipment, net	80
Goodwill	1,272
Total assets	$4,126

Accounts payable	$659
Accrued liabilities	708
Other current liabilities	9
Non-current liabilities	462
Total liabilities	$1,838

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

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

Results of Source Photonics included in discontinued operations in the accompanying Statement of Operations consisted of (in thousands):

Years ended December 31:	2010	2009
Revenue	$195,132	$205,786
Income before income taxes	7,006	(10,090)
Provision for income taxes	728	1,178
Income from operations of discontinued operations	6,278	(11,268)
Gain on sale of Source Photonics	37,528	—
Net income (loss) from discontinued operations, net of income taxes	$43,806	$(11,268)
On December 24, 2009, the Company entered into an agreement to divest its 90% ownership of EDSLan, a communication equipment distribution company located in Milan, Italy. The purchase agreement provided for the following: a) the payment from EDSLan to MRV of a dividend of two million euro; b) the sale of the Company's shares of EDSLan for six million euro; c) payment by the buyers of 250,000 euros of the investment banker's fees; and d) the cancellation of a put option requiring MRV to pay $917,000 to a member of EDSLan management to acquire 3.33% of EDSLan by December 31, 2009. The sale was completed on January 7, 2010. The results of operations of EDSLan for the seven day period ended January 7, 2010 were not included in the Company's 2010 results because they were not material. The Company has reflected the results of this business as discontinued operations in the consolidated statement of operations for all years presented. EDSLan was historically recorded in the Network Integration segment. The Company recorded a loss of $6.9 million in 2009 to write down the assets of EDSLan to their net realizable value, including a goodwill impairment of $2.4 million.
Results of EDSLan included in discontinued operations in the accompanying Statement of Operations consisted of (in thousands):

Years ended December 31:	2009
Revenue	$61,560
Income before income taxes	2,038
Provision for income taxes	927
Income from operations of discontinued operations	1,111
Write-down to estimated net realizable value	(3,818)
Net income (loss) from discontinued operations, net of income taxes	$(2,707)

4. Goodwill and Other Intangibles
In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are measured for impairment at least annually, or when events indicate that impairment exists. Intangible assets that are determined to have definite lives are amortized over their useful lives.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

The following table summarizes the changes in carrying value of goodwill (in thousands):

	Network Equipment	Network Integration	Total

Goodwill	$169,043	$21,314	$190,357
Accumulated impairment losses and amortization	(157,416)	(9,356)	(166,772)
Balance as of January 1, 2010	11,627	11,958	23,585

Currency adjustment	1,201	442	1,643

Goodwill	170,721	22,005	192,726
Accumulated impairment losses and amortization	(157,892)	(9,605)	(167,497)
Balance as of December 31, 2010	12,829	12,400	25,229

Impairment at Alcadon	—	(7,095)	(7,095)
Currency adjustment	14	(149)	(135)

Goodwill	170,740	21,662	192,402
Accumulated impairment losses and amortization	(157,897)	(16,506)	(174,403)
Balance as of December 31, 2011	$12,843	$5,156	$17,999
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
The step one analysis in 2011 indicated that the carrying value of Alcadon, one of our reporting units in the Network Integration group exceeded its fair value. Accordingly the Company performed a step two analysis for that reporting unit. Under the step two analysis, the Company measured the implied fair value of Alcadon's goodwill by valuing its tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. The discounted cash flow model uses significant unobservable inputs, considered Level 3 within the fair value hierarchy as established in ASC 820-10 Fair Value Measurements. The carrying value of Alcadon's goodwill exceeded its implied fair value by $7.1 million, and the Company recorded an impairment charge of that amount to reduce the carrying value to the implied market value. The decrease in fair value resulted from the decrease in Alcadon management's forecasted cash flows related to both internal and macro-economic factors as well as an increased discount rate used in the valuation model reflecting increased uncertainty regarding future results.

Other intangibles consist of intellectual property purchased in 2011 by the Company's subsidiary located in Geneva, Switzerland, CES Creative Electronic Systems, S.A. ("CES"). The cost of these intangibles in 2011 was $474,000, and the intangibles are to be amortized over five years. Amortization of other intangible assets was $124,000 for the year ended December 31, 2011.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

December 31:	2011	2010
Payroll and related	$13,052	$15,859
Professional fees	1,538	1,088
Non-income taxes	3,326	2,424
Product warranty	1,321	973
Deferred rent	431	467
Other	3,058	2,903
Total	$22,726	$23,714

6. Income Taxes
The provision for income taxes consists of the following (in thousands):

Years ended December 31:	2011	2010	2009
Current:
Federal	$—	$—	$—
State	69	43	67
Foreign	5,655	6,025	4,226
Total current	5,724	6,068	4,293
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,145)	(3,408)	(134)
Total deferred	(1,145)	(3,408)	(134)
Total	$4,579	$2,660	$4,159

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

Years ended December 31:	2011	2010	2009
Income tax provision, at statutory federal rate	34%	34%	34%
State and local income taxes, net of federal income taxes effect	(62)	7	(1)
Credits	—	—	(3)
Permanent differences	156	11	5
Goodwill impairment	169	—	—
Fiberxon settlement	—	—	(40)
Foreign taxes at rates different than domestic rates	(51)	6	(2)
Expired capital loss carry forwards	—	—	25
Change in tax rates	(293)	—	—
Change in valuation allowance	440	(35)	4
Total	393%	23%	22%
The effective tax rate varies from the statutory tax rate, due to losses in jurisdictions where the Company maintains a valuation allowance against its deferred tax assets and thus records no tax benefit, permanent differences between book income and taxable income, differences in tax rate between the United States and the various jurisdictions where it conducts operations and pays income tax, and state and local income taxes. The effective tax rate for 2011 is relatively high, due to the significant amount of taxable income in foreign jurisdictions in comparison to the consolidated pre-tax book income.
The components of deferred income taxes consist of the following (in thousands):

December 31:	2011	2010
Allowance for doubtful accounts	$209	$343
Inventory reserve	1,837	1,471
Accrued liabilities	4,121	4,267
Other	6,582	8,121
	12,749	14,202
Valuation allowance	(10,687)	(11,691)
Net current deferred income tax assets	2,062	2,511
Net operating losses	112,263	88,159
Tax credits	775	794
Depreciation and amortization	(2,015)	(823)
Investments	(38)	(36)
Capital loss carry forwards	41,515	39,524
Other	(669)	(411)
	151,831	127,207
Valuation allowance	(148,129)	(125,082)
Net long-term deferred income tax asset	3,702	2,125
Total	$5,764	$4,636
MRV records valuation allowances against deferred income tax assets, when necessary, in accordance with ASC 740 Accounting for Income Taxes. Realization of deferred income tax assets, such as net operating loss ("NOL") carry

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

forwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During 2011 the Company recorded an additional valuation allowance totaling $23.0 million against additional deferred income tax assets, principally domestic and foreign net operating losses. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized.
As of December 31, 2011, MRV had federal, state, and foreign NOL carry forwards available of $227.4 million, $161.8 million and $89.9 million, respectively. For the year ended December 31, 2011, federal NOL carry forwards increased by $50.9 million, and state net operating loss carry forwards increased by $5.0 million. For federal and state income tax purposes, the NOLs are available to offset future taxable income through 2031. Certain foreign NOL carry forwards and tax credits are available indefinitely. As of December 31, 2011, federal and state capital loss carry forwards amounted to $109.1 million, and $58.9 million, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015.
Under the provisions of ASC 718 Compensation — Stock Compensation, MRV recognizes tax benefits associated with the exercise of stock options and vesting of restricted stock directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from these tax benefits occurring from January 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2011, deferred tax assets do not include $1.0 million of loss carryovers from share-based compensation.
MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2011, MRV had approximately $74.5 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of the Company's U.S. entities exceed current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense.
With limited exception, the Company is no longer subject to U.S. federal audits by taxing authorities for years through 2007 and certain state, local and foreign income tax audits through 2005 to 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was needed or recorded under ASC 740, as the topic relates to accounting for uncertainty in income taxes as of December 31, 2011.
The Company recognized an income tax expense of $0.7 million and $2.1 million, for the years ended December 31, 2010 and 2009, respectively, with respect to its discontinued operations. There was no tax expense recorded for the year ended December 31, 2011 related to discontinued operations.

7. Short-Term Debt
Short-term debt consists of secured and unsecured lines of credit and a short-term loan. As of December 31, 2011 and 2010, short-term debt totaled $9.0 million and $18.0 million, respectively. Customer accounts receivables of our subsidiary, Tecnonet, have been pledged as collateral on these borrowings. Short-term debt bears interest ranging from 1.5% to 4.0%, and the weighted average interest rates were approximately 2.0% as of each of December 31, 2011 and 2010, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries.

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
Foreign Exchange Contracts.    Certain foreign offices of MRV enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than 12 months, and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. As of December 31, 2011 and 2010, there were no outstanding foreign currency contracts.
Interest Rate Swaps.    From time to time, Tecnonet manages its debt portfolio by utilizing interest rate swaps to achieve an overall desired position of fixed and floating rates. As of December 31, 2011 and 2010, Tecnonet did not have any interest rate swaps outstanding.

9. 401(k) Plan
The Company sponsors a 401(k) plan to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, MRV's plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the plan on a pretax basis. The Company currently matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees, however the Company had reduced its matching rate to 25% for 2010. Matching contributions to the Plan totaled $471,000, $286,000, and $630,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

10. Commitments and Contingencies
Lease Commitments
MRV leases certain facilities and equipment under non-cancelable lease agreements expiring in various years through 2020. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2011 (in thousands):

Years ending December 31,	Operating leases	Capital Leases
2012	$3,859	$272
2013	2,844	263
2014	2,576	83
2015	2,395	—
2016	2,028	—
Thereafter	5,468	—
Total	$19,170	$618

Less: amount representing interest		$(39)
Present value of minimum lease payments		$579
Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2011, 2010 and 2009, was $5.9 million, $4.5 million and $4.7 million, respectively.
Royalty Commitment
Through subsidiaries in Israel, MRV is obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2% to 5% of sales of such products developed with the participation, up to the cost of such participation. The remaining future obligation as of December 31, 2011 is $335,000, which is contingent on generating sufficient sales of this selected product line. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2011, 2010 or 2009.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

Indemnification Obligations
In connection with the sale by MRV of Source Photonics in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired, however indemnification obligations for the Fiberxon litigation matter described below remain, any indemnification obligations related to intellectual property extend until the third anniversary of the closing, and indemnification obligations related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days.  These indemnification claims are subject to a $1.0 million deductible and a $20.0 million cap. In connection with the sale by MRV of the operating subsidiaries of MRV Switzerland AG in May 2011, MRV agreed to a one-year indemnification provision with a 500,000 CHF cap and 50,000 CHF deductible minimum for breach of the representations and warranties in the share purchase agreement. All of the agreements include standard unlimited indemnification obligations regarding title and ownership of the entities.
Litigation
In connection with the acquisition of Fiberxon, Inc. in July 2007, MRV recorded a potential deferred consideration payable related to post-acquisition obligations of MRV pursuant to the purchase agreement. MRV filed an affirmative lawsuit in the California Superior Court in March 2009 against: a) former stockholders, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million; and b) certain former executives, directors and stockholders of Fiberxon alleging fraud and other claims. MRV entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, MRV has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement was with the former stockholders directly, and stockholders holding 67% of the former shares elected to participate in this portion of the settlement. The remaining deferred payment obligation as of December 31, 2011 of $4.6 million represents the remaining shareholders' pro rata share of the $13.5 million portion.
MRV did not settle the California Superior Court action with four remaining defendants, and in December 2010, the court issued a default judgment against them in the amount of $57.4 million, however, the court set aside this judgment in April 2011 at the request of the defendants. In addition, in 2010, four former stockholders, who owned approximately 27% of the former Fiberxon and who did not participate in the second portion of the settlement, initiated litigation in Beijing, PRC against MRV, Source Photonics LLC and other related parties alleging a claim for approximately $3.7 million, representing these former stockholders' pro rata amount of the $13.5 million portion of the potential deferred compensation. In connection with the sale by MRV of Source Photonics in October 2010, the Company agreed to indemnify the buyer against this litigation.
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
 From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of MRV's current and former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints were based on facts disclosed in the Company's press release of June 5, 2008, which stated that MRV's financial statements could not be relied on due to its historical stock option practices and related accounting. The complaints sought to recover from the defendants unspecified compensatory and punitive damages, to require MRV to undertake reforms

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options, and to recover costs of suit, including legal and other professional fees and other equitable relief. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10.0 million settlement agreement, which was covered by the Company's director and officer insurance policies.
Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters. MRV and plaintiffs in the federal and state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims. To date, a majority of the costs related to the Company's and defendants' defense of these actions have been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, if litigation continues and the insurance coverage amounts are depleted, the Company may be asked to advance funds to cover its indemnification obligations for its current and past directors and officers who are defendants in this matter, and will continue to incur its own legal expenses. Any such future obligations are not determinable at this time. As of December 31, 2011, approximately $2.9 million in coverage remains available under the Company's policies.
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

11. Product Warranty and Indemnification
As of December 31, 2011 and 2010, MRV's product warranty liability recorded in accrued liabilities was $1.3 million and $1.0 million, respectively. The following table summarizes the activity related to the product warranty liability (in thousands):

	Balance at beginning of period	Charged to expense, net	Deductions	Foreign currency impact	Balance at end of period
December 31, 2009	$1,459	318	(517)	(3)	$1,257
December 31, 2010	$1,257	(139)	(107)	13	$1,024
December 31, 2011	$1,024	827	(524)	(6)	$1,321
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

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

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
Stock Repurchase Program
On September 13, 2010, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expired on December 31, 2011. Under this program the Company purchased 0.3 million shares at a total cost of $0.4 million and 1.1 million shares at a total cost of $1.5 million during the years ended December 31, 2011 and 2010, respectively.
Equity Grants
MRV's equity plans provide for granting options, restricted stock or other forms of equity to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for the Company. Under these plans, stock options exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant and restricted stock grants do not have exercise prices. The options generally vest over six months to four years with expiration dates of ten years from the date of grant depending on the plan and all outstanding restricted stock grants vest one year from the date of grant. The Company's 2007 Omnibus Plan provides for granting options, restricted stock, and other forms of equity, and is at the discretion of the Board of Directors. As of December 31, 2011, 5.6 million options to purchase shares of Common Stock were available for future awards under the plan. See Note 13 "Share-Based Compensation" for additional discussion.
Dividends
On October 20, 2011, the Board of Directors declared a $75.0 million special dividend, representing approximately $0.48 per share, which was paid on November 10, 2011. The dividend represented excess capital resulting from our sale of Source Photonics.

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

Years ended December 31,	2011	2010	2009
Cost of sales	$76	$49	$67
Product development and engineering	128	125	342
Selling, general and administrative	2,265	1,572	1,089
Total share-based compensation expense	$2,469	$1,746	$1,498
The amount of share-based compensation expense capitalized as part of inventory was insignificant for all periods presented. The weighted average fair values of awards granted during the years ended December 31, 2011, 2010 and 2009 were $1.00, $0.93 and $0.57 per share, respectively. The total fair value of shares vesting during the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $1.7 million and $2.5 million, respectively. For the years

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

ended December 31, 2011, 2010, and 2009, the income tax benefits realized from exercised stock options and similar awards was immaterial. As of December 31, 2011, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures, was $2.3 million which is expected to be amortized over a weighted-average period of 2.33 years.
Valuation Assumptions
MRV uses the Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes model requires the use of subjective assumptions, including the option's expected life and the underlying stock price volatility. The Company assumes that future volatility approximates historical volatility.
The following weighted average assumptions were used for estimating the fair value of options granted during each of the following years:

	2011	2010	2009
Risk-free interest rate	1.9%	1.6%	2.2%
Dividend yield	—%	—%	—%
Volatility	87.0%	93.9%	95.4%
Expected life (in years)	5.9	5.2	5.0
Share-Based Payment Award Activity
The following table summarizes option share-based payment award activity for the two-year period ended December 31, 2011 (in thousands, except per share amounts):

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2011	11,871	$2.14
Granted	1,919	$1.39
Exercised	(248)	$0.95
Canceled and forfeited	(1,715)	$3.03
Outstanding, December 31, 2011	11,827	$1.82	4.91	$54
Vested and expected to vest, December 31, 2011	11,488	$1.83	4.78	$54
Exercisable, December 31, 2011	8,564	$2.00	3.50	$48
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $0.86 at December 31, 2011, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2011 (in thousands, except years and per-share amounts):

Range of Exercise prices	Options outstanding as of December 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2011	Weighted average exercise price of exercisable options
$0.67 - $1.10	1,048	2.18	$0.94	929	$0.96
$1.19 - $1.19	1,775	7.75	$1.19	621	$1.19
$1.25 - $1.25	1,750	3.93	$1.25	1,750	$1.25
$1.38 - $1.38	1,539	8.97	$1.38	104	$1.38
$1.45 - $1.66	1,220	6.27	$1.56	760	$1.55
$1.73 - $2.44	1,579	3.37	$2.14	1,484	$2.16
$2.56 - $2.74	1,280	3.85	$2.64	1,280	$2.64
$2.75 - $3.62	1,239	1.88	$3.18	1,239	$3.18
$3.66 - $3.82	369	2.58	$3.69	369	$3.69
$3.96 - $3.96	28	4.25	$3.96	28	$3.96
$0.67 - $3.96	11,827	4.91	$1.82	8,564	$2.00
The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2011	2010	2009
Total intrinsic value of stock options exercised	$139	$481	$40
Cash received from stock options exercised	$232	$995	$47

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
The following summarizes business segment revenues, including intersegment revenues (in thousands):

Years ended December 31:	2011	2010	2009
Network Equipment group	$130,809	$125,950	$105,977
Network Integration group	151,478	143,345	129,397
All others	—	—	310
	282,287	269,295	235,684
Intersegment adjustment	(15,534)	(13,263)	(7,176)
Total	$266,753	$256,032	$228,508

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

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
One customer generated $45.5 million, $44.8 million, and $36.5 million of revenue in the Network Integration group, or 17%, 18%, and 16% of total revenue for the years ended December 31, 2011, 2010, and 2009, respectively.
As of December 31, 2011, amounts due from one customer in the Network Integration group accounted for 19% of accounts receivables. The same customer accounted for 22% of accounts receivables as of December 31, 2010.
The following table summarizes segment revenues, excluding intersegment sales, by geographical region (in thousands):

Years ended December 31:	2011	2010	2009
Network Equipment group:
United States	$71,217	$56,063	$47,010
Americas, excluding the United States	6,357	8,916	4,203
Europe	32,118	37,747	39,882
Asia Pacific	5,555	9,879	7,682
Other regions	28	82	294
Total Network Equipment	115,275	112,687	99,071
Network Integration group:
Europe	151,478	143,345	129,397
Total Network Integration	151,478	143,345	129,397
All others:		—	40
Total	$266,753	$256,032	$228,508
The following table is a summary of long-lived assets, consisting of property and equipment, by geographic region (in thousands):

December 31:	2011	2010
Americas	$2,150	$2,273
Europe	7,158	6,157
Asia Pacific	52	31
Total	$9,360	$8,461

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

The following table provides selected Consolidated Statements of Operations information by business segment (in thousands):

Years ended December 31:	2011	2010	2009
Gross profit:
Network Equipment group	$69,546	$71,884	$57,097
Network Integration group	38,454	39,035	38,400
All others	—	—	190
	108,000	110,919	95,687
Corporate unallocated and intersegment adjustments(1)	(408)	(199)	61
Total gross profit	$107,592	$110,720	$95,748
Depreciation expense:
Network Equipment group	$1,806	$1,806	$1,684
Network Integration group	508	545	129
All others	—	—	11
Corporate	180	59	51
Total depreciation expense	$2,494	$2,410	$1,875
Operating income (loss):
Network Equipment group	$9,810	$12,204	$(1,467)
Network Integration group	7,805	13,914	12,994
All others	—	—	(1,453)
	17,615	26,118	10,074
Corporate unallocated operating loss and adjustments(1)	(14,291)	(11,778)	(14,657)
Total operating income (loss)	$3,324	$14,340	$(4,583)
________________________________

(1)	Adjustments represent the elimination of profit in inventory

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

The following table provides selected balance sheet information by business segment (in thousands):

December 31:	2011	2010
Additions to property and equipment:
Network Equipment group	$2,277	$2,424
Network Integration group	614	998
Corporate	212	52
Discontinued operations	15	9,644
Total property and equipment	$3,118	$13,118
Total assets:
Network Equipment group	$86,205	$82,913
Network Integration group	93,557	105,117
Optical Components group	—	—
All others	—	—
Corporate and intersegment eliminations	50,927	134,710
Discontinued operations	—	4,126
Total assets	$230,689	$326,866
Goodwill:
Network Equipment	$12,843	$12,829
Network Integration	5,156	12,400
Total goodwill	$17,999	$25,229

15. Other Income, Net
Following is a summary of other income, net (in thousands):

Years ended December 31:	2011	2010	2009
Interest income	$275	$295	$492
Loss on foreign currency transactions	(1,641)	(2,726)	(422)
Other, net	139	(145)	553
Total	$(1,227)	$(2,576)	$623

16. Sale of Investments in Unconsolidated Entities
On December 14, 2009, Broadcom Corporation completed the acquisition of Dune Networks, Inc., a privately held company in which MRV held a $0.5 million cost based investment. MRV recorded a $3.5 million gain on sale of the investment for the year ended December 31, 2010. MRV received the cash proceeds from the sale, less amounts retained in escrow, in the first quarter of 2010, and received the escrowed funds in the third quarter of 2011.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

17. Quarterly Financial Data (Unaudited)
The following tables summarize MRV's Statements of Operations (in thousands):

Three months ended:	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$61,962	$68,198	$62,455	$74,138
Cost of goods sold	36,892	38,796	37,368	46,105
Gross profit	25,070	29,402	25,087	28,033
Operating expenses:
Product development and engineering	6,215	6,178	5,666	6,259
Selling, general and administrative	17,287	19,648	15,918	20,002
Impairment of goodwill	—	—	—	7,095
Total operating expenses	23,502	25,826	21,584	33,356
Operating income (loss)	1,568	3,576	3,503	(5,323)
Interest expense	(264)	(206)	(217)	(243)
Other income (loss), net	135	(424)	(1,548)	610
Income (loss) from continuing operations before income taxes	1,439	2,946	1,738	(4,956)
Provision for income taxes	1,746	1,635	(343)	1,541
Income (loss) from continuing operations	(307)	1,311	2,081	(6,497)
Loss from discontinued operations	(237)	(3,177)	—	—
Net income (loss) attributable to MRV	$(544)	$(1,866)	$2,081	$(6,497)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$—	$0.01	$0.01	$(0.04)
From discontinued operations	$—	$(0.02)	$—	$—
Net income (loss) attributable to MRV per share — basic (1)	$—	$(0.01)	$0.01	$(0.04)
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$—	$0.01	$0.01	$(0.04)
From discontinued operations	$—	$(0.02)	$—	$—
Net income (loss) attributable to MRV per share — diluted (1)	$—	$(0.01)	0.01	$(0.04)
Basic weighted average shares	157,572	157,449	157,535	157,686
Diluted weighted average shares	157,572	158,384	158,601	157,686

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

Three months ended:	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$59,135	$57,204	$66,120	$73,573
Cost of goods sold	31,072	31,159	38,631	44,450
Gross profit	28,063	26,045	27,489	29,123
Operating expenses:
Product development and engineering	5,537	4,579	5,654	6,018
Selling, general and administrative	18,687	19,766	16,443	19,696
Total operating expenses	24,224	24,345	22,097	25,714
Operating income	3,839	1,700	5,392	3,409
Interest expense	(210)	(222)	(242)	(276)
Gain from settlement of deferred consideration obligation	520	—	—	—
Other income (loss), net	270	(361)	(1,245)	(1,240)
Income from continuing operations before income taxes	4,419	1,117	3,905	1,893
Provision for income taxes	1,436	2,257	874	(1,907)
Income (loss) from continuing operations	2,983	(1,140)	3,031	3,800
Gain from discontinued operations	1,359	4,507	543	35,697
Net income	4,342	3,367	3,574	39,497
Less:
Net income from continuing operations attributable to noncontrolling interests	720	400	696	273
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	—
Net income attributable to MRV	$3,622	$2,967	$2,878	$39,224
Net income (loss) from continuing operations attributable to MRV	$2,263	(1,540)	$2,335	$3,527
Net income from discontinued operations attributable to MRV	$1,359	$4,507	$543	$35,697
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$0.01	$(0.01)	$0.01	$0.02
From discontinued operations	0.01	0.03	—	0.23
Net income attributable to MRV per share — basic (1)	$0.02	$0.02	$0.02	$0.25
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$0.01	$(0.01)	$0.01	$0.02
From discontinued operations	0.01	0.03	—	0.23
Net income attributable to MRV per share — diluted (1)	$0.02	$0.02	$0.02	$0.25
Basic weighted average shares	157,629	157,684	157,707	157,257
Diluted weighted average shares	158,031	157,684	158,590	158,068
_____________________________

(1)	Amounts may not add due to rounding.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

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

19. Subsequent Events
On December 2, 2011, we announced that we entered into a stock purchase agreement with CES Holding SA, as Purchaser, represented for purpose of the agreement by Vinci Capital Switzerland SA, for the sale of CES. The sale of CES was subject to stockholder approval, which was not obtained prior to year end, and accordingly, CES is reported as a continuing operation as of December 31, 2011. On January 9, 2012, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders approved the authorization of the sale of CES and the stock purchase agreement. The transaction is valued at approximately $24.6 million (net of approximately $3.2 million of operating cash to be retained by CES), payable on closing, less certain deductions and an escrow set forth in the purchase agreement. The remaining condition to closing is the completion of senior debt financing in the amount of 10.0 million CHF. Deductions of retention and other employee cash bonuses are approximately $0.6 million, and an escrow has been created to withhold approximately $2.8 million of the proceeds for indemnification purposes. This transaction has not yet closed as of March 15, 2012.
The sale of CES has not yet been completed, but if it closes, MRV will incur the indemnification obligations (subject to a 100,000 CHF deductible minimum) that are set forth in the stock purchase agreement with the buyer of CES.  These indemnification obligations cover breaches of the general representations and warranties with a 25% purchase price limit, and breaches of representations related to government approval, violation of laws and insurance with a 50% purchase price limit. The indemnification obligations expire March 31, 2013, with the exception that indemnification obligations regarding representations for governmental approvals and compliance with laws extend until five years from closing, and indemnification obligations regarding representations for taxes, employee benefits and covenants relating to interim operations extend until their applicable statute of limitations has run plus three months. The agreement includes standard unlimited indemnification obligations regarding title and ownership of CES.

MRV Communications, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2011

The assets and liabilities of CES are reflected as assets and liabilities from continuing operations in the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively, and consisted of (in thousands):

December 31:	December 31, 2011	December 31, 2010
Cash and cash equivalents	$12,364	7,223
Time deposits	1,281	1,162
Accounts receivable, net	5,310	6,687
Inventories	4,029	6,496
Deferred income taxes	660	660
Other current assets	1,424	1,033
Total current assets	25,068	23,261
Property and equipment, net	2,571	2,408
Intangibles	325	—
Goodwill	12,843	12,829
Other assets	—	473
Total assets	$40,807	38,971
Accounts payable	$705	$1,047
Accrued liabilities	1,802	1,972
Other current liabilities	1,397	2,041
Non-current liabilities	501	464
Total liabilities	$4,405	5,524

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2011, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Management concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) as of December 31, 2011 were effective.
To further address any remaining risks identified in our internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Form 10-K. Notwithstanding the remaining remedial efforts to improve deficiencies in our internal control over financial reporting as of December 31, 2011, we believe that the consolidated financial statements contained in this Form 10-K present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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
In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company's control activities. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2011 was effective.
During the fourth quarter of 2011, we identified a material weakness that we believe was reduced to a significant deficiency as of December 31, 2011 by modifying the reporting structure and roles and responsibilities of the accounting team at one of our business units. The changes, which the Company believes were effective at improving the internal controls of the business unit, included having individuals responsible for accounting and reporting at the business unit report directly to the Vice President, Finance to ensure the proper oversight of financial reporting and internal control. We identified five significant deficiencies in our internal controls over financial reporting including three at the business unit discussed above related to the revenue, inventory and financial statement close processes which still existed as of December 31, 2011. We intend to make additional improvements to address these significant deficiencies. Management's continual efforts to improve the design and operating effectiveness of our internal controls over financial reporting have led to the conclusion that control deficiencies and significant deficiencies identified do not rise to the level of a material weakness. Management has not identified any material weaknesses resulting from design and/or operating effectiveness in the internal control system. A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2011, the Company modified the reporting structure and roles and responsibilities of the accounting team at one of its business units in order to remediate control deficiencies identified by the Chief Financial Officer and Vice President, Finance in the revenue accounting, inventory accounting and financial statement close process. The changes included having individuals responsible for accounting and reporting at the business unit report directly to the Vice President, Finance to improve oversight of the accounting operations.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 15, 2012

Item 9B.    Other Information.
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item under the heading "Directors, Executive Officers and Corporate Governance" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation.
The information required by this Item under the heading "Executive Compensation" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item under the heading "Certain Relationships and Related Transactions, and Director Independence" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 14.    Principal Accounting Fees and Services.
The information required by this Item under the heading "Principal Accounting Fees and Services" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	(1) The financial statements and the Report of Ernst & Young LLP are included in Item 8 of this Form 10-K on the pages indicated:

(2)	Schedule II — Valuation and Qualifying Accounts
Information required to be set forth herein is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of October 26, 2010, by and among Magnolia Source B.V., Source Photonics, Inc., Source Photonics Santa Clara, Inc. and the Company (incorporated by reference from Exhibit 10.1 of Form 8-K filed on November 1, 2010)

2.2
Stock Purchase Agreement, dated as of December 2, 2011, by and between MRV Communications, Inc., as Seller, and CES Holding SA, as Purchaser, represented for purpose of the Agreement by Vinci Capital Switzerland SA (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 7, 2011)

3.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc. (incorporated by reference from Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2007)

3.2	Bylaws of MRV Communications, Inc., as amended through October 5, 2009 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 6, 2009)

4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (file No. 333-64017) filed on September 9, 1998)

10.1	Executive Agreement, dated March 10, 2011, by and between MRV Communications - Boston Division, Inc. and Barry Gorsun (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 15, 2011)

10.2	Letter Agreement, dated February 8, 2012, by and between the Company and Barry R. Gorsun (incorporated by reference from Exhibit 10.1 of Form 8-K filed on February 8, 2012)

10.3	Employment Agreement, effective as of July 21, 2009, by and between MRV Communications, Inc. and Christiaan King (incorporated by reference from Exhibit 10.2 of Form 8-K filed on July 27, 2009)

10.4	Separation and Transition Agreement, dated January 20, 2012, by and between the Company and Chris King (incorporated by reference from Exhibit 10.1 of Form 8-K filed on January 24, 2012)

10.5	Letter Agreement, dated February 8, 2012, by and between the Company and Jennifer Hankes Painter (incorporated by reference from Exhibit 10.2 of Form 8-K filed on February 8, 2012)

10.6	Employment Agreement, effective as of December 28, 2008, by and between MRV Communications, Inc. and Blima Tuller (incorporated by reference from Exhibit 10.4 of Form 10-K filed on March 16, 2011)

10.7	Separation and Transition Agreement, dated January 23, 2012, by and between the Company and Blima Tuller (incorporated by reference from Exhibit 10.2 of Form 8-K filed on January 24, 2012)

10.8	Form of Executive Severance Agreement, by and between the Company and the Executive (incorporated by reference from Exhibit 10.2 of Form 8-K filed on May 27, 2010)

10.9	Separation and Release Agreement, dated June 8, 2010, between the Company and Noam Lotan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 10, 2010)

10.10	Employment Letter Agreement, dated June 8, 2010, between the Company and Dilip Singh (incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 10, 2010)

10.11	Separation and Release Agreement, dated December 5, 2011, by and between the Company and Dilip Singh (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 6, 2011)

10.12	MRV Communications, Inc. Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 of Form 8-K filed on March 29, 2010)

10.13	Notice of Grant of Non-Qualified Stock Option Award to Dilip Singh (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-168910) filed on August 17, 2010)

10.14	MRV Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-167971) filed on July 2, 2010)

Exhibit No.	Description
10.15
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for employees under the 2007 Omnibus Incentive Plan for 2007 - 2010 (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)

10.16
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for employees under the 2007 Omnibus Incentive Plan for 2011 - present (incorporated by reference from Exhibit 10.2 of Form 8-K filed on March 15, 2011)

10.17
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for directors under the 2007 Omnibus Incentive Plan for the years 2007 - 2008 (incorporated by reference from Exhibit 10.9 of Form 10-K filed on October 8, 2009)

10.18
Form of Notice of Grant and Agreement for Non-Qualified Stock Option Awards for directors under the 2007 Omnibus Incentive Plan for 2010 - present (incorporated by reference from Exhibit 4.3 of Form S-8 (file no. 333-167971) filed on July 2, 2010)

10.19
Form of Notice of Grant and Agreement for Restricted Stock Award for directors under the 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.4 of Form S-8 (file no. 333-167971) filed on July 2, 2010)

10.20	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-107109) filed on July 17, 2003)

10.21
Form of Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 4.2 of Form S-8 (file no. 333-107109) filed on July 17, 2003)

10.22	MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81958) filed on February 1, 2002)

10.23
Form of MRV 2002 Nonstatutory Stock Option Plan for Employees of Luminent, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-81958) filed on February 1, 2002)

10.24	MRV 2002 International Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form S-8 (file no. 333-81954) filed on February 1, 2002)

10.25	Form of MRV 2002 International Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-81954) filed on February 1, 2002)

10.26	2001 MRV Stock Option Plan for Employees of Appointech, Inc. (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-71180) filed on October 9, 2001)

10.27	Form of 2001 MRV Stock Option Plan for Employees of Appointech, Inc. Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-71180) filed on October 9, 2001)

10.28	1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-87739) filed on September 24, 1999)

10.29	Form of 1998 Nonstatutory Stock Option Plan Stock Option Agreement (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87739) filed on September 24, 1999)

10.30	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)

10.31	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87735) filed on September 24, 1999)

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

MRV Communications, Inc.
By:
Date: March 15, 2012	/s/ Barry R. Gorsun
Barry R. Gorsun Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: March 15, 2012	/s/ Barry R. Gorsun
Barry R. Gorsun Chief Executive Officer
Principal Financial and Accounting Officer:
Date: March 15, 2012	/s/ Chris King
Chris King Chief Financial Officer
All of the Board of Directors: Kenneth H. Traub, Robert Pons, Charles M. Gillman, Igal Shidlovsky, and Glenn Tongue.

By:
Date: March 15, 2012	/s/ Jennifer Hankes Painter
Jennifer Hankes Painter As Attorney-in-fact

POWER OF ATTORNEY
        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Barry Gorsun and Jennifer Hankes Painter, the true and lawful attorneys-in-fact and agents with full power and authority in said attorneys-in-fact and agents to sign for the undersigned, in their respective names as directors of MRV Communications, Inc., the Annual Report on Form 10-K for the year ended December 31, 2011, and to file any and all amendments to the Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises.

Signature	Title	Date

/s/ Kenneth H. Traub
Kenneth H. Traub	Chairman of the Board	March 15, 2012
/s/ Robert Pons
Robert Pons	Vice-Chairman of the Board	March 15, 2012
/s/ Charles M. Gillman
Charles M. Gillman	Director	March 15, 2012
/s/ Igal Shidlovsky
Igal Shidlovsky	Director	March 15, 2012
/s/ Glenn Tongue
Glenn Tongue	Director	March 15, 2012