Form 10-K/A
period 2011-12-31
MRV COMMUNICATIONS INC
filed 2012-04-30
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from to

Commission file number 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1340090 (I.R.S. employer identification no.)
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2011 as reported on the OTC Pink Sheets was $210,993,448. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 9, 2012 was 157,750,731.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends Items 10 to 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 15, 2012 (the "Original Filing") for MRV Communications, Inc. ("MRV" or the "Company"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the "SEC"), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

MRV Communications, Inc.

Annual Report on Form 10-K/A

For the fiscal year ended December 31, 2011

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Biographical information about each director as of March 30, 2012 (unless otherwise noted) appears below.

Kenneth H. Traub, Chairman, age 50, Director since October 2011

        Mr. Traub has over 20 years of senior management, corporate governance, turnaround and transactional experience with public and private companies. Mr. Traub has been the president and chief executive officer of Ethos Management LLC, a private consulting and investment firm since 2009. Mr. Traub served as president, chief executive officer and a director of American Bank Note Holographics, Inc. ("ABNH"), a publicly-traded, leading global supplier of optical security devices, from 1999 until its sale in 2008 to JDS Uniphase Corporation ("JDSU"), a leading global provider of optical products and test and measurement solutions for the communications industry. Mr. Traub managed an extensive turnaround, as well as the growth and sale of ABNH, and under his leadership, ABNH stockholders achieved a gain exceeding 1000 percent. Following the sale of ABNH, in 2008, Mr. Traub served as vice president of JDSU. In 1994, Mr. Traub co-founded Voxware, Inc., a pioneer in Voice over IP, and was its executive vice president, chief financial officer and director until 1998. From 1988 to 1994, Mr. Traub served as a vice president at Trans-Resources, Inc., a multi-national holding company and investment manager. As a director for MRV, Mr. Traub contributes his extensive experience and expertise in managing, restructuring, rebuilding, growing and selling companies to maximize shareholder value. Mr. Traub serves on the boards of directors of several other companies including (1) iPass Inc., a Nasdaq-traded global provider of software and services for enterprise mobility, where Mr. Traub has served since July 2009; (2) MIPS Technologies, Inc., a Nasdaq-traded provider of processor architectures and cores for digital consumer and business applications where Mr. Traub has served since December 2011; (3) Omnego Inc., a privately-held provider of innovative mobile wallet solutions where Mr. Traub has served since November 2010 and currently serves as the chairman of the board. He also served as a director of Phoenix Technologies Ltd. from December 2009 until the company was sold in December 2010. Mr. Traub served as the chairman of the board of the New Jersey chapter of the Young Presidents Organization ("YPO") in 2010 and 2011. He received a bachelor of arts degree from Emory College, and a master's degree in business administration from Harvard Business School.

Robert M. Pons, Vice-Chairman, age 55, Director since October 2011

        Mr. Pons has over 30 years of senior level management experience with early stage ventures and Fortune 500 and turnaround companies. Currently, Mr. Pons is the chairman of Livewire Mobile, Inc., a comprehensive digital content solutions company for carriers, handset manufacturers and media companies in the mobile content market. Prior to his position at Livewire, from 2008 to January 2011, Mr. Pons was senior vice president of capital markets for The Management Network Group, a provider of professional services to the converging communication media and entertainment industries and the capital formation firms that support them. From 2003 to 2007, he was chief executive officer of Uphonia/SmartServ, Inc., a publicly-traded firm in the wireless industry which was recapitalized and repositioned under his leadership. Mr. Pons began his telecommunications experience at MCI Communications from 1980 to 1986, opening the New England markets and growing them from start-up to a $100 million division, and serving as a special advisor to the president during the company's highest growth years. In 1986, Mr. Pons was hired by Sprint Corporation to manage its Northeast sales division with over $750 million in revenue, and in 1992, he joined Geotek Communications Inc., a wireless carrier, as its senior vice president of business development. As an early pioneer in the telecommunications industry, Mr. Pons brings to the Board his experience as a senior level executive working in the telecommunications industry. In addition to his position at Livewire Mobile, he currently serves on the boards of (1) Network1 Security Solutions, a company that acquires and maintains an intellectual property portfolio; (2) Proxim Wireless, a 4G wireless network technology provider; and (3) Primus Telecommunications Group, a NYSE-traded provider of advanced communication solutions. Mr. Pons received his bachelor of arts degree, magna cum laude, from Rowan University, and holds a patent on enhancement of 9-1-1 systems.

Charles M. Gillman, age 41, Director since 2009

        In June 2001, Mr. Gillman was employed by Nadel and Gussman, LLC ("NG"), to serve as portfolio manager of certain investment portfolios of NG and its related family interests. NG is a management company that employs personnel for business entities related to family members of Herbert Gussman. In June 2002, Mr. Gillman founded Value Fund Advisors, LLC ("VFA"), to serve as investment advisor to certain NG family related assets. VFA discontinued its role as investment advisor to these assets in December 2008. In December 2008, Mr. Gillman entered into an employment agreement with NG to provide portfolio management services to NG. Pursuant to this employment agreement he serves as portfolio manager of certain NG family assets, including Boston Avenue Capital LLC, a private family investment vehicle which owns over four million shares of our Common Stock. Mr. Gillman began his career as a strategic management consultant for McKinsey & Company, a management consulting firm, where he worked to develop strategic plans for business units of companies located both inside the United States and abroad. Thereafter and prior to joining NG, Mr. Gillman held a number of positions in the investment industry and developed an expertise in the analysis of companies going through changes in their capital allocation strategy. Mr. Gillman currently serves on the boards of directors of (1) InfuSystem Holdings, Inc., a NYSE-traded national provider of infusion pumps and related services which he joined in April 2012; (2) Digirad Corporation, a Nasdaq-traded diagnostic imaging company which he joined in April 2012; (3) Littlefield Corporation, an OTCQB-quoted charitable gaming company which he joined in May 2008; and (4) CompuMed, Inc., a private medication management company which he joined in February 2008. Mr. Gillman also serves on the board of the Penn Club of New York. He brings to the Board expertise in the creation of shareholder value at companies in transition. Mr. Gillman received a bachelor of science, summa cum laude, from the Wharton School of the University of Pennsylvania.

Igal Shidlovsky, age 75, Director since 1997

        Mr. Shidlovsky serves as managing director of Global Technologies, an investment and consulting organization which he founded in 1994. He has extensive management and consulting experience with international companies and start up technology companies. He held several executive positions including vice president, corporate development at Siemens Pacesetter, a division of Siemens AG Medical Group, director of strategic planning and technology utilization, and director of the microelectronics department at Siemens Corporate Research from 1982 to 1994. From 1969 to 1982 he was with RCA Laboratories, a leading electronic research and development organization. As the longest serving independent director, Mr. Shidlovsky contributes historical insight of our operations and management. He holds a bachelor of science degree in chemistry from the Technion and master's degree and Ph.D. from the Hebrew University in Israel.

Glenn Tongue, age 52, Director since February 2012

        Mr. Tongue is a general partner and co-manager of T2 Partners Management, LLC ("T2") and related entities which hold almost seven million shares of our Common Stock. Prior to becoming a general partner and co-manager of T2 in April 2004, Mr. Tongue spent 17 years working on Wall Street, most recently as an investment banker at UBS AG where he was a managing director and head of acquisition finance. Before joining UBS, Mr. Tongue worked at Donaldson, Lufkin and Jenrette ("DLJ") for 13 years, the last three of which he served as the president of DLJdirect, an on-line brokerage firm. During his tenure there, he oversaw both DLJdirect's IPO and ultimate sale. Prior to DLJdirect,

Mr. Tongue was a managing director in the investment bank at DLJ, where he worked on over 100 transactions aggregating more than $40 billion. Before working on Wall Street, Mr. Tongue managed sales, marketing and certain operations at Blonder-Tongue, Inc., a manufacturer of pay television and cable television distribution equipment. Mr. Tongue provides insight as a significant stockholder of the Company and provides significant financial evaluation and transactional experience to the Board of Directors. Mr. Tongue received a master's of business administration with distinction from the Wharton School of Business and received a bachelor of science in electrical engineering and computer science from Princeton University.

Executive Officers

        Biographies of the current executive officers of the Company are set forth below.

Barry Gorsun, age 69, Chief Executive Officer

        Mr. Gorsun joined MRV in October 2010 and served as President of MRV's Optical Communications Systems division ("OCS"). In December 2011, the Board added the role of President and Chief Operating Officer of MRV to his title, and in February 2012, he became the Chief Executive Officer of MRV. He has over 40 years of technology management experience. He began his career as an engineer for RCA Missile Systems where he worked as manager of the technical team that successfully developed the radar and transponder system for the first manned moon flight in 1969. As director of manufacturing and engineering at Bowmar/Ali, he contributed to the growth of the company from start-up to $300 million in revenues. During his tenure as the vice president of operations at Modicon Corporation, the company grew from $5 million to $200 million in five years, at which time due to his efforts the company was acquired by Gould Inc. As executive vice president at Analogic Corporation, he assisted in growing that firm to $250 million in revenue during a four year period. Mr. Gorsun joined Summa Four in 1983 as vice president of operations, was promoted to chief operating officer and then president and chief executive officer in which role he served for five years until his appointment as chairman in 1993 when the company went public. At Summa Four, Mr. Gorsun led a total company refocusing in response to significant industry changes and marketing challenges. In 1998, Mr. Gorsun was responsible for the sale of Summa Four to Cisco Systems, Inc. and Mr. Gorsun served as an advisor to the Cisco Systems' board of directors from 1998 to 2000. Mr. Gorsun has also served as the chairman of the Computer and Communication Industry Association, an industry resource/forum on the national level from 1993 to 1995, and Cetcon, Inc., a start-up telecommunications engineering consulting firm from 2000 to 2004. He was a director of Gensym Corporation, an industry leader in intelligent operations and management software tools and solutions from 1998 to 2006; and served as a member of the executive committee of the International Engineering Consortium from 1996 to 2000. He also co-founded SQMsoft, a global software company focused on the efficient and effective use of energy and bandwidth. From 2006 to 2010, Mr. Gorsun was the managing partner of Baystate Capital, his personal investment company.

Stephen Garcia, age 53, Chief Financial Officer

        Mr. Garcia has served as our chief financial officer since April 2012, and is currently a consultant with Avant, a position he has held since November 2010. Mr. Garcia temporarily left Avant from April to July 2011 to be the chief financial officer at Capario, a medical claims clearing house. From November 2008 to April 2010, Mr. Garcia was the chief financial officer at Glenmount Global Solutions, an automation, energy management and information solutions professional services company. From July 2003 to July 2008, he was the chief financial officer at Obagi Medical Products, Inc., a global specialty pharmaceutical company specializing in skin care systems, where he led the company's IPO in 2006 and secondary offering in 2007. Mr. Garcia joined Incomnet Communication, which later became CCC Globalcom Corp., in 1997 as controller, and was promoted to vice president of finance then chief financial officer, where he was responsible for the company's West coast operations, regulatory compliance, human resources, and SEC compliance. Prior to becoming a chief financial officer, Steve served as a controller for eight years in various private and public companies. Mr. Garcia began his career in the attestation services group of Deloitte & Touche, LLP. Mr. Garcia is a certified public accountant and received his bachelor of science degree in accounting from the University of Southern California.

Jennifer Hankes Painter, age 42, VP, General Counsel, Chief Compliance Officer and Secretary

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

David Stehlin, age 55, President, Optical Communications Systems division

        Mr. Stehlin joined MRV's OCS division in April 2011 as the Senior Vice President of Sales and Marketing, and in February 2012, became the President of the OCS division. He has more than two decades of telecommunications industry experience, having held executive level positions at various equipment manufacturing companies since 1990. From 2003 to March 2011, Mr. Stehlin was the president of Overture Networks, Inc., a developer and manufacturer of high-speed Carrier Ethernet edge and aggregation solutions, and president and chief executive officer of Ceterus Networks, Inc. which merged into Overture Networks. From 2002 to 2003, he was the president and chief executive officer of Valo, Inc., an early stage venture-backed start up focused on developing a new copper-bonding access system for North American carriers. From 1999 to 2001, he was the president and chief executive officer of OnePath Networks, Inc., a venture-backed start up building multi-service fiber optic access systems for major communications service providers. From 1990 to 1999, he was the senior vice president of sales and marketing of Keptel, Inc., then president of Keptel and Antec Network Transport, divisions of Antec, Inc., a major provider of hybrid fiber-coaxial and interconnection products to the telecommunications industry. From 1984 to 1989 he held various sales management positions with both Laser Precision and Siecor, high-end fiber optic test equipment companies. After graduating from the U.S. Naval Academy with a bachelor of science degree in international security affairs, Mr. Stehlin served as an infantry officer in the U.S. Marine Corps. Additionally, he earned a master's of business administration degree from National University.

Beth Arnold, age 53, VP, Finance

        Ms. Arnold has been our Vice President, Finance since April 2012, and is currently a senior consultant with Avant. Prior to joining Avant in January 2012, she was a principal consultant at Assurance Partners, LLP, a consulting company providing interim and part-time finance professional services from 2008 to 2011. From 2006 to 2008, she was the vice president and controller of the 99¢ Only Stores, a $1.2 billion publicly-traded retailer. Prior to her service at 99¢ Only Stores, she was the vice president and controller at Worldwide Restaurant Concepts, a publicly-traded holding company from 1999 to 2005. She held finance and accounting roles with various companies earlier in her career. Ms. Arnold is a certified public accountant and received her bachelor of science degree in business administration from George Mason University.

Committee Composition of the Board of Directors

        The members of the Board of Directors, and the committees of the Board of Directors on which they serve, are identified below:

Name	Audit		Compensation		Nomination and Governance
Kenneth H. Traub (Chair)	X	(1)	X		X	(1)
Robert M. Pons	X		X	(1)	X
Charles M. Gillman	X
Igal Shidlovsky			X		X
Glenn Tongue

(1)
Committee Chair

Audit Committee

        In January 2012, the Audit Committee was re-constituted, and is currently comprised of Messrs. Traub (Chair), Gillman and Pons. Michael Keane (Chair), Joan Herman and Mr. Traub served as committee members from October 2011 to January 2012, and prior to that for the remainder of 2011, the committee consisted of Messrs. Keane (Chair) and Gillman, and Kenneth Shubin Stein. The Board of Directors has determined that each of the current committee members has sufficient knowledge in financial and auditing matters to serve on the Audit Committee, and had previously made such determinations regarding the prior committee members in 2011. The Board of Directors has further determined that Mr. Traub is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Mr. Keane acted in that role until his departure from the Board in January 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Exchange Act, our directors, executive officers and stockholders who own more than 10% of a registered class of the Company's equity securities are required to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based on filings we have made on behalf of directors and officers, and on a review of copies of such reports furnished to us, that the reports required of our executive officers, directors and 10% or greater stockholders were duly and timely filed during the year ended December 31, 2011.

Code of Business Conduct and Corporate Governance

        We have adopted a Code of Business Conduct and Corporate Governance that applies to all of our directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of the Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions are set forth in the section of the Code of Business Conduct and Corporate Governance entitled "Special Ethics Obligations of Employees with Financial Reporting Responsibilities." The Code is available through our website at www.mrv-corporate.com. Printed copies are available free of charge and may be requested by contacting the Investor Relations Department either by mail at corporate headquarters, by telephone at (818) 773-0900 or by e-mail at ir@mrv.com.

        We intend to satisfy the disclosure requirements under the Exchange Act regarding an amendment to, or a waiver from, the Code of Business Conduct and Corporate Governance by posting such information on our website at www.mrv-corporate.com.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This compensation discussion and analysis explains our strategy, design and decision-making around our compensation programs and practices as they relate to our named executive officers (the "Named Executive Officers") as defined by the rules promulgated under the Exchange Act. The Compensation Committee has the responsibility for evaluating, approving and recommending to the Board of Directors MRV compensation programs. The Compensation Committee is also responsible for reviewing and evaluating the performance of our Chief Executive Officer and his direct reports, including all of the Named Executive Officers, relative to meeting corporate goals and objectives, and determining compensation levels for these officers based on this evaluation.

Philosophy

        When determining our compensation structure in 2011, the Compensation Committee believed that the best mix of compensation consists of base salary, performance-based cash bonuses and longer-term equity incentive compensation in the form of stock options. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. However, our compensation policies in 2011 were generally structured to establish a competitive overall compensation package that is heavily weighted towards pay-for-performance. Accordingly, we set base salaries below the midpoint of a market-based industry (discussed in more detail below) range and weighted total compensation more heavily towards incentive bonuses and long-term equity awards to encourage the accomplishment of corporate performance objectives. At the end of 2011, the Board of Directors approved a new strategic direction for the Company which emphasized maximizing the return to stockholders and aligned management compensation with this new direction. While the focus remained on performance-based compensation in 2012, it shifted from long-term equity compensation in the form of stock options to shorter term performance bonuses. The Board of Directors therefore did not authorize any grants of stock options or other equity to Named Executive Officers in 2012, but instead provided Mr. Gorsun and Ms. Painter, the Company's VP, General Counsel, with cash incentive bonuses based on the return of value to stockholders.

        The Compensation Committee believes that the performance-based cash bonuses should be easy to understand and directly tied to the Company's performance. Therefore, in March 2010, the Board of Directors approved the MRV Incentive Compensation Plan (the "Plan"), an annual cash incentive plan applicable to the Named Executive Officers and other management, and amended the performance objectives for 2011. In 2011, the Compensation Committee used financial metrics exclusively for the Plan's performance targets in an effort to align the financial interests of our management, including the Named Executive Officers, with long-term shareholder value creation. Specifically, the Plan tied bonus payments to operating income, operating cash flow and revenue targets.

        In 2011, the Compensation Committee used long-term equity awards to attract and motivate a highly-talented executive team. The equity awards were designed to create a strong connection between executive compensation and sustainable long-term shareholder value.

        This philosophy may cause compensation to fluctuate from year to year, and as a result, the Named Executive Officers' compensation levels may be above or below the comparable range of our peers.

        Risk Oversight and Controls.    As a general matter, the Board of Directors has oversight responsibility with respect to risk management and is not responsible for day-to-day management of risk issues, which is the responsibility of management. With respect to this oversight responsibility, the Board has approved a Transactional Authority Matrix, as amended from time to time, to address approval controls required for various types of actions. Areas of risk that are focused on at quarterly Board meetings are the review of contingent liabilities and significant litigation matters. With respect to compensation plans rewarding risk-taking, the Compensation Committee has reviewed our compensation policies and practices for all employees, including executive and non-executive officers, and determined that our compensation programs do not give rise to risks reasonably likely to have a material adverse effect on MRV. The Committee noted several design features of MRV's incentive programs for all executive officers in particular that reduce the likelihood of excessive risk-taking and instead encourage behaviors that support shareholder value. For example:

  •
  The program design for 2011 provided a balanced mix of annual and longer-term incentives;

  •
  The program design for Named Executive Officers in 2012 provides for a return of value to stockholders, reducing risk to stockholders;

  •
  In November 2011, our Board approved stock ownership guidelines for executive officers as well as directors that require the directors and officers to obtain a meaningful equity ownership level before they can sell their equity grants, thereby increasing their alignment with stockholder value; and

  •
  Pay-for-performance compensation included in the Company's 2011 Incentive Compensation Plan was spread over various financial metrics, and the targets were balanced by appropriate target setting and sliding payout scales.

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

Annual Compensation Methodology

        The Compensation Committee meets annually to review the salary, bonus and stock option award compensation given to the Named Executive Officers and our other highly compensated employees, and reviews and recommends to the Board the incentive plans for each of our subsidiaries and business segments. In addition, the Plan provides for bonuses based on corporate and business unit performance, as applicable, and each year the Compensation Committee will adjust targets pursuant to the Plan. For Named Executive Officers, the Compensation Committee determines whether the officers' performance for the preceding year justifies adjustments to base salaries, bonuses and granting of share-based compensation. The Compensation Committee then recommends its overall compensation plan to the full Board for its approval. The full Board also approves the annual operating plan of the Company and each of its business units for the year on which the financial targets of the Plan are based. In addition, the Compensation Committee may consider discretionary bonuses for performance exceeding expectations and uses its discretion in review of Plan targets and performance.

        Through 2011, the Compensation Committee reviewed and approved proposed grants of awards for equity incentive plan participants. The total amount of grants and specific grants for senior officers were further recommended to the full Board for approval. Common Stock-based awards had been viewed as an important component of total executive pay, aligning compensation with increasing stockholder value and, thus, providing an important benefit to stockholders. Stock options provide a financial reward only in the event that shareholder value is increased. Generally, within compensation programs, stock options are viewed as a cost-effective method for providing equity-based long-term incentive compensation. In 2012, the shift from stock options to short-term incentive bonus plans reflects the Board's strategic plan to return value to stockholders in a timely manner.

The Role of Consultants

        The Compensation Committee retained the services of Farient Advisors LLC, an executive compensation consulting firm, beginning in January of 2010, and has continued to engage the consulting firm to present. Farient Advisors serves as our outside compensation advisor and provides advice regarding executive compensation decisions. Under the terms of the engagement, Farient Advisors provides the Compensation Committee with relevant competitive market data and alternative program designs to consider. Farient Advisors has no relationship with MRV other than as our compensation consultant, and will not provide additional services to us without the advance consent of the Compensation Committee.

        To support our Compensation Committee's decision-making in 2011, Farient Advisors prepared a comprehensive assessment of compensation for the top 30 executive positions in the six countries in which these positions were located. The review was intended to help the Compensation Committee:

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

        The Farient Advisors study set forth our competitiveness regarding base salaries, total cash compensation, long-term incentive and total direct compensation. Farient Advisors then made recommendations to move MRV into alignment over a two- to three- year period with our market peers, targeting the 25th to 50th percentile of the industry average. Farient Advisors further took into consideration the Compensation Committee's philosophy to weight overall compensation towards pay-for-performance in its recommendations, which recommendations were accepted by the Compensation Committee. Specifically, the Compensation Committee approved Farient Advisor's recommendation to provide merit-based salary increases for 2011 considering the Company's average for base salary was below the 25th percentile industry average, while keeping annual short-term incentive compensation levels at their current level as they were generally already at the 25th to 50th percentile industry average, and increasing stock option long-term incentive grants to adjust for the lower than industry average base salaries.

        During 2011, Farient Advisors was retained for a separate study to provide advice regarding the effects that a special dividend of $75 million would have on outstanding stock options and restricted stock, and what could be done to (a) ensure that option holders and restricted stockholders were not adversely impacted by the loss in value created by declaration and payment of the dividend, and (b) continue to incentivize employees to stay with MRV and its subsidiaries. Farient Advisors reviewed what other companies had done under similar circumstances, and addressed MRV's specific circumstances and the goals of the Compensation Committee. Farient Advisors recommended that the Board of Directors approve a staggered cash payment to option holders equal to the loss in fair value of their options using the Black-Scholes methodology as a result of the dividend. They recommended that option holders who provide service to the Company at the time of the payment of the dividend receive 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control of MRV, or a sale of the business unit in which the option holder is employed. Option holders with unvested options would receive the cash payment in 12 months, subject to the same conditions described above. Farient Advisors further recommended that holders of restricted stock be paid the same dividend amount per share as stockholders received. These recommendations were reviewed and approved by the Compensation Committee and Board of Directors.

The Role of Executive Officers in Determining Executive Compensation

        Consistent with our Compensation Committee charter, the Compensation Committee, or the Board upon recommendation of the Compensation Committee, makes all final compensation decisions related to the Chief Executive Officer and his direct reports, which includes all of the Named Executive Officers other than the Chief Executive Officer. To aid in making those recommendations and decisions for 2011, our Chief Executive Officer and the VP, Human Resources provided information and recommendations to the Compensation Committee in setting compensation in 2011, including information relating to the performance of the executive officers, appropriate levels and components of compensation, including equity grants, and the targets for business unit performance or other goals for our annual cash incentives. In 2012, MRV no longer had a VP, Human Resources, and our Chairman and Vice-Chairman were directly involved in setting, and providing recommendations to the Board for, compensation for the Named Executive Officers. The Chief Executive Officer continued to provide his recommendations to the Compensation Committee on compensation for his direct reports and provided information relating to the performance of his direct reports.

        In particular, our typical practice, continued through 2011, called for our Chief Executive Officer and VP, Human Resources to meet with the Compensation Committee at or near the beginning of each fiscal year to present for review and approval, as applicable:

  •
  An analysis of the 30 most highly compensated employees at MRV, which included, among other things, their salary, short-term cash incentive bonus, long-term bonus incentive, and benefits;

  •
  Recommendations on aggregate base salary merit increases by entity and entity bonus pools based on market global compensation data and our financial performance during the prior fiscal year for all employees on the payroll to be included as part of the annual budget process; and

  •
  A recommended corporate performance rating structure for determination of the annual cash incentive awards, which structure was based upon key metrics that, if achieved, would create positive market performance and was a basis for creation of long-term shareholder value.

        At the end of each year, our Chief Executive Officer also assists our Compensation Committee in evaluating our corporate performance and providing performance ratings for each of his direct reports for the recently completed fiscal year. Our internal procedures regarding compensation for all executive officers and individuals with a direct reporting relationship to the Chief Executive Officer require that Board approval be sought and received. Our Human Resources department also supports the Compensation Committee in various other compensation-related tasks and in some cases acts pursuant to delegated authority to fulfill various functions in administering our compensation programs.

Determination of CEO's Compensation

        In February 2012, the Board appointed Mr. Gorsun as our Chief Executive Officer. In conjunction with his promotion, the Board provided him with a compensation plan that reflected its intent to follow its strategic path to maximize return of value to stockholders. Therefore, along with an increase of his annual base salary to $380,000, Mr. Gorsun was provided with a new performance-based bonus structure. His new bonus arrangement provides for a bonus to be paid to him in the event that any distribution (including, but not limited to, through stock or cash dividends, a distribution of assets, share buy-backs, or a sale of the Company) is made to our stockholders during the term of his employment. The amount of any such bonus payable to Mr. Gorsun will be equal to the sum of (i) 160% of his annual base salary times per-share cumulative future stockholder distributions to the extent less than or equal to $1.15, plus (ii) 480% of annual base salary times the per-share cumulative future stockholder distributions, if any, in excess of $1.15. Further, upon termination without cause, he will receive a bonus amount calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring between February 2012 and the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement. The terms of this bonus arrangement are further described in "Gorsun Executive and Letter Agreements" beginning on page 18.

        In December 2011, the Board had appointed Mr. King to take on the role of Interim Chief Executive Officer in addition to his role as Chief Financial Officer. He held this position until he announced his intent to resign, and the Board appointed Mr. Gorsun as his replacement. In January 2012, the Board retroactively set Mr. King's annual base salary at $350,000, providing him with quarterly bonuses of $37,500 as well for the period that he acted in the capacity of Chief Executive Officer, for an effective annual cash compensation package of $500,000. Mr. King's performance-based compensation for 2012 had not yet been confirmed when he announced his decision to resign. Before that, Mr. Singh had been the Company's Chief Executive Officer from July 2010 until his separation in December 2011. Mr. Singh's compensation had been structured by the Board of Directors to incentivize him to stabilize the Company's financial results and implement a turnaround plan. He was given a one-year employment agreement beginning on July 1, 2010 with an annual base salary of $500,000, no bonus plan, and a grant of 1,750,000 stock options that vested on June 30, 2011. The significant stock option grant was intended to reward him for improving shareholder value during the one-year term.

The Role of Peer Groups and Benchmarking

        In consultation with the Compensation Committee, for 2011, Farient Advisors selected a compensation peer group of the following 11 public communication equipment and networking companies that it believed to be similar to MRV based on product and customer profile.

  •
  Aviat Networks, Inc.,

  •
  Bel Fuse Inc.,

  •
  CIENA Corp.,

  •
  Emulex Corp.,

  •
  Extreme Networks, Inc.,

  •
  Harmonic Inc.,

  •
  Infinera Corp.,

  •
  Ixia,

  •
  Opnext, Inc.,

  •
  Sonus Networks, Inc., and

  •
  Tekelek.

        The peer group revenues ranged from $200 million to $700 million, with a median annual revenue of approximately $400 million. Two peers from the 2010 compensation peer group (Finisar Corp. and Oclaro, Inc.) were removed because they were more closely competitive with our optical networking business which we divested in October 2010, and a third peer (F5 Networks, Inc.) was excluded because its revenue exceeded the target revenue range maximum. The peers were also selected due to their substantial international presence, with international revenue near 60% of total revenue. The peer group compensation data was analyzed along with published survey data. The general compensation survey information was provided by iPas Global Technology Survey, Mercer LLC and Towers Watson.

Incentive Compensation Plan and Bonus Targets

        In March 2011, the Board of Directors, upon recommendation by the Compensation Committee, approved amended performance targets to the Plan, our annual cash incentive plan, and bonus percentage targets for management and other participants under the Plan, which percentage targets did not change for the Named Executive Officers from the prior year. In approving the targets for performance-based cash bonus compensation, the Compensation Committee and Board took the Farient Advisors benchmarking study into consideration and the committee's philosophy of weighting performance-based compensation. Mr. Singh had a separate compensation arrangement which he entered into upon his hire on July 1, 2010, and was not a participant in the Plan. The targets are calculated as percentages of annual base pay, and are set forth below for the following Named Executive Officers:

Name	Bonus Target
Barry Gorsun	45%
Jennifer Hankes Painter	60%
Chris King	60%
Blima Tuller	40%

        For example, Mr. Gorsun's target was 45% of his annual base pay, which was $230,000 as of December 31, 2011. Therefore, if the Company had met 100% of the performance metrics set forth under the Plan, his target bonus for 2011 would have been 45% times $230,000, or $103,500.

        The Plan, which set forth the terms for which an annual bonus was earned, provided that a participant's bonus was based on the operating income, operating cash flow and revenues of the business operating unit to which the participant of the Plan belonged. The targets were set above the prior year's achievements, and were intended to incentivize the participants to push their teams to reach their goals. The Plan also had a minimum threshold of 80% for the operating income target before any bonus could be earned, and the bonuses were not earned unless the participant was employed as of the end of the Plan year, regardless of the reason for termination (unless otherwise set forth in a severance agreement). For 2011, the Board eliminated the use of individual objectives which were aligned with the objectives of the Company as a component of the Plan. Instead, such annually defined individual objectives are used in performance evaluations and assist with promotional reviews and determinations. For Mr. King and Mmes. Painter and Tuller, 25% of their 2011 target was allocated to revenue objectives, 25% to operating cash flow objectives and the remaining 50% was allocated to operating income objectives based on the Company's Board-approved consolidated annual operating plan. Mr. Gorsun's bonus target weighed the objectives in the same ratios, but were split 80% to his business unit's approved annual operating plan, and 20% to the Company's consolidated annual operating plan. The target bonus percentages were based on the individual participant's level of responsibility in the Company and market factors.

        In January of 2012, the Board of Directors reviewed the performances of Mr. King and Mmes. Painter and Tuller, and determined that each of Mr. King and Ms. Painter would earn 100% of their target bonuses, and Ms. Tuller would earn 150% of her target bonus in light of the significant contributions each had made during a transition period for the Company and for retention purposes. The Plan was then eliminated for the Named Executive Officers going forward, and for those officers continuing in their employment (Mr. Gorsun and Ms. Painter), a new bonus structure was put in place. The new bonus structure is intended to align these officers with the Board's strategic focus to return value to stockholders, and is further described in "Gorsun Executive and Letter Agreements" beginning on page 18.

Fiscal Year 2011 and First Quarter 2012 Compensation Decisions

        Base Salary.    In 2011, the Compensation Committee requested a study from Farient Advisors for the Company's highly compensated employees based on the peer group discussed above under "The Role of Peer Groups and Benchmarking" beginning on page 10. In consultation with Farient Advisors and in consideration of information provided in the study and personal performance, the Board of Directors increased the base salaries of the following Named Executive Officers in March 2011:

Name	Base Salary Increase	Aggregate Base Salary
Chris King	$16,100	$246,100
Jennifer Hankes Painter	$6,900	$236,900
Blima Tuller	$47,600	$217,600

        Mr. King's merit-based increase was intended to move him closer to the 25th to 50th percentile of his peer group, Ms. Painter's increase kept her within the targeted 25th to 50th percentile of her peer group, and Ms. Tuller's increase took into account her outstanding performance, putting her at the 50th percentile of her peers. Messrs. Singh's and Gorsun's base salaries were set at the time of their hire in 2010 at $500,000 and $230,000, respectively, and while such amounts were set prior to the most recent Farient Advisors study, they were within the targeted 25th to 50th percentile of the industry average according to that study.

        In January 2012, the Board set Mr. King's annual base salary at $350,000 retroactive to December 2011, providing him with quarterly bonuses of $37,500 as well for the period that he would act in the capacity of Chief Executive Officer, for an effective annual cash compensation package of $500,000. Concurrent with Mr. King's promotion, Mr. Gorsun had been promoted to the role of MRV's President and Chief Operating Officer in December 2011, and also received an increase in annual base salary to $330,000 in January 2012 retroactive to his promotion date. When Mr. Gorsun was promoted to Chief Executive Officer in February 2012, his annual base salary increased to $380,000. Further, in order to retain the services of Ms. Painter and upon review of her performance, her annual base salary was increased to $272,435 in January 2012.

        Separation and Transition Payments.    In January 2012, Mr. King and Ms. Tuller made the decision to resign, and were provided with separation and transition agreements in order to retain their services through the later of March 30, 2012 or the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K") with the SEC. The separation and transition agreements provided for separation payments of $350,000 and $308,800 for Mr. King and Ms. Tuller, respectively, within 60 days of their separation date assuming certain conditions were met, which they were. Per Ms. Tuller's agreement, she also received accelerated vesting of an approximately $40,000 bonus payment related to the November 2011 special dividend to stockholders to be paid within 60 days of her separation.

        Engagement of New Chief Financial Officer and VP, Finance.    Upon notice of the intended separations of Mr. King and Ms. Tuller, the Board of Directors considered various options for their replacement, and decided to work with a professional services company to provide the Company with the services of a chief financial officer and vice president, finance. The Board engaged Avant Advisory Group, LLC ("Avant") in February 2012 to provide for outsourced interim services for the positions of a chief financial officer and vice president, finance, and the Company shall pay Avant a fee of $97,834 per month for a minimum of three months, with overtime charged at $225 per hour over 50 hours per week. Subsequent to the initial three-month term, Avant may continue to supply a chief financial officer and vice president, finance on a quarterly, monthly, weekly, day or hourly rate basis at the request of MRV. The per hour rates for these services range from $225 to $350, depending on the duration of the commitment and the services to be provided.

        2011 Incentive Compensation Bonus Plan.    The Board reconfirmed the same annual incentive bonus targets as the prior year for Messrs. King and Gorsun and Mmes. Painter and Tuller at 60%, 45%, 60% and 40%, respectively, in February and March of 2011. The financial metrics that were the performance targets for the Plan in 2011 were designated as operating income, operating cash flow and revenues, with an 80% operating income minimum threshold. Mr. Singh did not have an annual incentive bonus target.

        In the first quarter of 2012, the Company approved and made bonus payouts for participants of the Incentive Compensation Plan during 2011, with the Board of Directors approving exceptions to the Plan's target requirements in certain cases to account for extraordinary events or performance, and in consideration of the need to retain the Company's key management. In consideration of extraordinary events and performances of the following Named Executive Officers, bonuses were paid out in March 2012 under the Plan for 2011 as follows regardless of the operating income minimum threshold requirement and target achievement:

Name	Percentage of Target	Cash Amount
Jennifer Hankes Painter	100	$142,140
Chris King	100	$151,930
Blima Tuller	150	$130,560

The target bonus for Mr. King was calculated using a pro rated base salary that balanced eleven months at his Chief Financial Officer rate of $246,100 and one month at his interim Chief Executive Officer rate of $350,000.

        2012 Bonus Arrangements.    Mr. Gorsun and Ms. Painter were provided with a new performance-based bonus structure in February 2012. Their new bonus arrangement provides for a bonus to be paid to them in the event that any distribution (including, but not limited to, through stock or cash dividends, a distribution of assets, share buy-backs, or a sale of the Company) is made to our stockholders during the term of their employment. The amount of any such bonus payable to each of them will be equal to the sum of (i) 160% of the executive's annual base salary times per-share cumulative future stockholder distributions to the extent less than or equal to $1.15, plus (ii) 480% of annual base salary times the per-share cumulative future stockholder distributions, if any, in excess of $1.15. Further, upon a termination without cause, each officer will receive a bonus amount calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring between February 2012 and the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement. The terms of the bonus arrangements are further described in "Gorsun Executive and Letter Agreements" beginning on page 18.

        Stock Option Grants.    The Compensation Committee believes that in general, equity grants are an important part of long-term variable incentive compensation which aligns management with shareholder value, and as such, the Committee approved annual stock option grant amounts for 2011 for specified employees at its March 2011 meeting under the Company's 2007 Omnibus Incentive Plan. The grants for senior officers, including the Named Executive Officers, were further approved by the full Board of Directors at the recommendation of the Committee. These stock options have an exercise price equal to the closing price of the shares of MRV's Common Stock on June 1, 2011, the date of grant, accelerate upon a change of control, and vest pro rata over three years in annual increments beginning on the first anniversary of the grant date, and if an employee works for a subsidiary, 50% of the unvested stock options vest on the change of control of that subsidiary. In addition, the stock options expire within the earlier of 30 days from the date of separation of service or ten years. Mr. King received 230,000 stock options under these terms; Ms. Painter received 200,000; and Ms. Tuller received 40,000. Each of the option grants to the Named Executive Officers were intended to, in addition to the other components of compensation, place the officers within the targeted 25th to 50th percentile of the industry average of compensation for their peers. These option grants were recommended by Farient Advisors to the Compensation Committee in line with the Compensation Committee's objectives of weighting for pay-for-performance and staying within a targeted 25th to 50th percentile industry average, and were approved as recommended.

        Cash Bonus to Option Holders related to $75 million Special Dividend.    Upon declaration of a significant dividend to the Company's stockholders, the Board of Directors knew that the value of stock options held by its option holders would decrease, and that the stock options would significantly lose their retention value. Therefore, upon recommendation by the Compensation Committee and Farient Advisors as described above under "The Role of Consultants," the Board of Directors approved a staggered cash payment to option holders equal to the loss in fair value of their options as a result of the dividend, using the Black-Scholes valuation methodology. All option holders who held stock options on the dividend payable date of November 10, 2011, including the Named Executive Officers, received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and will receive the remaining 50 percent of the payment amount in November 2012, conditioned upon continuous service to MRV, subject to certain acceleration conditions including involuntary termination without cause, death or disability, a change of control, or a sale of the business unit in which the option holder is employed. Option holders who held unvested stock options on November 10, 2011 will receive 100% of the cash payment related to those options in November 2012, subject to the same conditions described above.

        Each of the Company's Named Executive Officers received the following payments in November 2011, and are eligible for the remaining payments upon vesting in November 2012:

Name	Nov 2011 Payment	Nov 2012 Eligible Payment
Barry Gorsun	$—	$74,993
Jennifer Hankes Painter	$12,254	$151,419
Chris King	$17,097	$—
Blima Tuller	$4,953	$40,331
Dilip Singh	$290,378	—

        Pursuant to separation agreements entered into with Messrs. Singh and King, they will not be receiving the November 2012 cash payments due to their resignations. The separation and transition agreement for Ms. Tuller provided for the acceleration of her November 2012 payment within 60 days of her separation date.

Policy Governing Grant of Stock Options

        We adopted a written stock option policy, updated in March 2011, to supplement the provisions of our equity-compensation plans and to govern the timing of stock option grants to employees generally and to officers and directors in particular. The goal in adopting the policy was to seek to ensure that equity-based awards were made in a manner consistent with the terms of the governing plans and at prices and times that are determinable, and only upon approval by the Compensation Committee, or the Board of Directors for certain executives including the Named Executive Officers.

Employee Benefits

        Executives are generally entitled only to benefits consistent with those offered to our other employees. We offer group life, disability, medical, dental and vision insurance and a 401(k) plan.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee has consisted of Messrs. Pons (Chair), Traub and Shidlovsky since January 2012. Prior to that, Philippe Tartavull, Michael McConnell and Ms. Herman served on the Compensation Committee in 2011, with the exception that Mr. Gillman replaced Ms. Herman in October 2011. No member of the Compensation Committee was, during 2011 or at any other time, an officer or employee of MRV or any of its subsidiaries; was formerly an officer of MRV or any of its subsidiaries; or had a relationship in 2011 requiring disclosure under applicable SEC regulations. No executive officer of MRV serves or served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, any of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

Stockholder Advisory Vote on Executive Compensation

        The results of the stockholder advisory vote on executive compensation proposal at our January 2012 annual meeting of stockholders were very favorable, with over 94% of the shares that were voted approving, and less than 6% voting against or abstaining from voting. With respect to the advisory vote on the frequency of holding an advisory vote on executive compensation, holders of over 98% of the Company's Common Stock approved the Board-recommended one year frequency, with the remaining shares voting for a two or three year frequency or abstaining from voting. We appreciate the confidence our stockholders have in our Board of Directors oversight of executive compensation. Our Board continues to review and revise the Company's compensation programs to keep the programs in line with the Board's strategic plan for the Company, and we intend to take our stockholders' advise to request an advisory vote of stockholders on executive compensation on a one year frequency.

Compensation Committee Report

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act that might incorporate future filings, in whole or in part, including its Annual Report on Form 10-K for the year ended December 31, 2011 and its Registration Statements on Forms S-3 and S-8, the following Report shall not be incorporated by reference into any such filings.

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

                        Compensation Committee of the Board of Directors

                        Robert Pons, Chair
                        Igal Shidlovsky
                        Kenneth Traub

Summary Compensation Table

        The following table summarizes information regarding compensation paid and the fair value of option grants during each of the past three fiscal years to the Named Executive Officers serving during the year ended December 31, 2011.

Name	Year	Salary	Bonus (1)	Option awards (2)	Non-Equity Incentive Plan Compensation (3)	All other compensation (4)	Total
Barry Gorsun (5)	2011	$261,272	$—	$—	$—	$7,470	$268,742
Chief Executive Officer	2010	53,120	$—	$302,175	$31,272	$547	$387,114
Jennifer Hankes Painter (6)	2011	$241,456	$12,254	$201,220	$142,140	$7,917	$604,987
VP, General Counsel, Chief	2010	$223,179	$25,000	$203,561	$152,186	$4,409	$608,335
Compliance Officer and Secretary	2009	$156,923	$78,670	$28,745	$—	$5,859	$270,197
Chris King (7)	2011	$250,833	$17,097	$231,403	$151,930	$7,917	$659,180
Former Chief Financial Officer	2010	$225,653	$15,000	$218,483	$149,978	$4,660	$613,774
and Interim Chief Executive Officer	2009	$186,076	$95,995	$11,498	$—	$8,160	$301,729
Blima Tuller (8)	2011	$221,785	$4,953	$40,244	$130,560	$7,917	$405,459
Former VP, Finance	2010	$170,102	$7,091	$34,580	$74,990	$3,318	$290,080
Dilip Singh (9)	2011	$473,077	$290,378	$—	$—	$486,813	$1,250,268
Former Chief Executive Officer and Director	2010	$249,374	$—	$1,608,425	$—	$3,591	$1,861,391

(1)
The Board of Directors authorized bonuses to all employees equal to the loss in the Black-Scholes value of their stock options due to a special $75 million dividend paid to stockholders in November 2011, one-half of the vested amount paid out immediately, which equaled $12,254 for Ms. Painter, $17,097 for Mr. King, $4,953 for Ms. Tuller and $290,378 for Mr. Singh. Ms. Tuller received a discretionary bonus in August 2010 of $7,091 for her work closing the second quarter financial statements despite finance staff reductions in that period. Mr. King and Ms. Painter each received discretionary bonuses in December 2010 in the amounts of $15,000 and $25,000, respectively, for their efforts in completing the sale of Source Photonics. In 2009, Mr. King and Ms. Painter received discretionary bonuses to reinstate approximately 35% of the 10% reduction in the base salary incurred the prior nine months and for their work in connection with completing the restatement of our financial statements, in aggregate amounts of $35,995 and $34,670, respectively. The remainder of the cash bonuses set forth in 2009 for Mr. King and Ms. Painter were earned in 2009 and paid out in March 2010.

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

(3)
The Non-Equity Incentive Plan Compensation cash bonuses earned for the year designated are paid out in March of the following year.

(4)
None of the Named Executive Officers received perquisites in excess of $10,000, and therefore such amounts are not included in the "All other compensation" or "Total" columns. For each Named Executive Officer, "All other compensation" includes life insurance premiums paid by MRV and contributions made by MRV to the Company's 401(k) savings plan on the officer's behalf.

(5)
Mr. Gorsun was hired in October 2010 as the President of MRV's OCS division. He was additionally appointed as President and Chief Operating Officer of MRV in December 2011, and in February 2012, he became the Chief Executive Officer.

(6)
Ms. Painter joined MRV in February 2009 as VP, General Counsel, added the Chief Compliance Officer role in July 2009, and became the Company's Secretary in November 2009.

(7)
Mr. King joined MRV in January 2008 as VP, Finance and Chief Compliance Officer, was promoted to Chief Financial Officer in July 2009, and took on the Interim Chief Executive Officer role from December 2011 to February 2012. He maintained his role as Chief Financial Officer through his departure in March 2012.

(8)
Ms. Tuller was hired as the Director of Finance in December 2008, was promoted to the position of VP, Finance in July 2009 and departed in March 2012.

(9)
Mr. Singh was MRV's Chief Executive Officer from July 2010 to December 2011. His compensation set forth for 2011 in the "All other compensation" column consists of severance pay of $460,000, vacation and personal time pay of $19,000, a 401(k) match amount of $7,350 paid by MRV, and a life insurance premium payment by MRV of $463.

Grants of Plan-Based Awards in 2011

        The following table summarizes awards to Named Executive Officers during 2011:

			Estimated future payout under non-equity incentive plan awards (1)				Exercise price of option award ($/share) (3)
						Number of securities underlying options (2)		Grant date fair value of option award (4)
	Grant date	Approval date
Name			Threshold	Target	Maximum
Barry Gorsun	2/7/2011	2/7/2011	$—	$107,250	$187,688
Jennifer Hankes Painter	3/9/2011	3/9/2011	$—	$142,140	$248,745
	6/1/2011	3/9/2011				200,000	$1.38	$201,220
Chris King	3/9/2011	3/9/2011	$—	$151,930	$265,878
	6/1/2011	3/9/2011				230,000	$1.38	$231,403
Blima Tuller	3/9/2011	3/9/2011	$—	$87,040	$119,000
	6/1/2011	3/9/2011				40,000	$1.38	$40,224

(1)
Each of these awards were paid out in March 2012 pursuant to the Company's Incentive Compensation Plan as set forth in the subsection entitled 2011 Incentive Compensation Bonus Plan in the Fiscal Year 2011 and First Quarter 2012 Compensation Decisions section of the Compensation Analysis and Discussion above.

(2)
Each of these non-qualified stock option awards was granted under the 2007 Plan and vests pro rata over three years in annual increments from the date of grant, provided the executive officer is employed by the Company on such vesting dates.

(3)
The exercise price for the stock options granted was the closing price of our Common Stock as reported by the OTC Pink Sheets on the date of grant.

(4)
Dollar amounts reflect the grant date fair value of the awards determined using the Black-Scholes model, which is the method we use to report the fair value for option awards in our financial statements in accordance with ASC 718, and do not reflect the actual value that may be realized upon exercise. The grant date fair value is $1.01 per option to purchase a share of the Company's Common Stock. The assumptions used to calculate the value of the option awards are set forth under Note 13 (Share-Based Compensation) in the Notes to the financial statements included in our Original Filing.

Outstanding Equity Awards at 2011 Fiscal Year-End

Name	Grant date		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Barry Gorsun	12/1/2010	(1)	62,500	187,500	$1.66	12/1/2020
Jennifer Hankes Painter	12/1/2009	(1)	25,000	25,000	$0.78	12/1/2019
	8/13/2010	(1)	58,876	176,600	$1.19	8/13/2020
	6/1/2011	(2)	—	200,000	$1.38	6/1/2021
Chris King	3/3/2008	(1)(3)	37,500	12,500	$1.49	3/3/2018
	12/1/2009	(1)(3)	10,000	10,000	$0.78	12/1/2019
	8/13/2010	(1)(3)	63,182	189,546	$1.19	8/13/2020
	6/1/2011	(2)(3)	—	230,000	$1.38	6/1/2021
Blima Tuller	12/1/2009	(1)(3)	15,000	15,000	$0.78	12/1/2019
	12/1/2009	(4)	10,000	10,000	$0.78	12/1/2019
	8/13/2010	(1)(3)	10,000	30,000	$1.19	8/13/2020
	6/1/2011	(2)(3)	—	40,000	$1.38	6/1/2021
Dilip Singh	7/1/2010	(5)	1,750,000	—	$1.25	12/5/2015

(1)
These stock options vest in one-fourth annual installments beginning on the first anniversary of the date of grant based on the executive officers' continued employment on the vesting date, and have a 10-year term.

(2)
These stock options vest in one-third annual installments beginning on the first anniversary of the date of grant based on the executive officers' continued employment on the vesting date, and have a 10-year term.

(3)
Mr. King and Ms. Tuller departed on March 30, 2012, therefore forfeiting all of their unvested options, and accelerating the expiration date of their vested options to 30 days from their termination date.

(4)
Ms. Tuller's second stock option grant on December 1, 2009 vested in one-fourth installments on June 1, 2010 and 2011, and the remainder has been forfeited by her departure on March 30, 2012, with the vested options expiring 30 days following her termination date.

(5)
Mr. Singh was granted these stock options upon his hire and the options vested in full on June 30, 2011. They expire four years from his termination date of December 5, 2011.

Other Compensation Information

        There were no option exercises by Named Executive Officers during 2011. We did not grant to any Named Executive Officer, nor did any Named Executive Officer vest in, any stock appreciation rights, or similar instruments, restricted stock, restricted stock units, or similar instruments during 2011. We generally do not have pension or other retirement plans, except for a 401(k) savings plan under which we make employer contributions on behalf of U.S. employees and pension plans where required for our foreign subsidiaries, and we make contributions to a 401(k)-type insurance fund for our Israeli employees. We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements and Change of Control Arrangements

        Gorsun Executive and Letter Agreements.    Mr. Gorsun entered into an executive agreement ("Executive Agreement") with our OCS subsidiary, MRV Communications — Boston Division, Inc. ("MRV Boston") in March 2011 that provided for his compensation, severance and other terms of employment, which was modified in part by a letter agreement dated February 8, 2012 ("Letter Agreement") entered into by the Company and Mr. Gorsun in conjunction with his promotion to Chief Executive Officer. The Executive Agreement provided for a base salary of $230,000 per year (increased to $380,000 per year by the Letter Agreement), a target cash incentive bonus of 45% of his base salary for 2011 pursuant to the Company's Incentive Compensation Plan, and standard benefits as provided to similarly situated executives. Mr. Gorsun also would receive a lump sum payment equal to six months base salary and payment of premiums of COBRA or its equivalent for 12 months upon termination by the Company without "cause" or by him for "good reason." Further, if there is a "change of control" of the Company, he will receive a lump sum payment equal to 12 months base salary, and upon a "change of control" of MRV Boston, accelerated vesting of, and up to a three-year extended expiration period for, unvested equity grants. Upon his termination by the Company without cause or by him for good reason in the 12-month period following a change of control of the Company, he shall receive a lump sum payment equal to 12 months base salary and payment of premiums of COBRA or its equivalent for 12 months. The agreement includes, among other things, non-compete, non-solicitation and non-disparagement provisions.

        The Letter Agreement set forth a revised bonus structure for Mr. Gorsun going forward. His new bonus arrangement provides for a bonus to be paid to him in the event that any distribution (including, but not limited to, through stock or cash dividends, a distribution of assets, share buy-backs, or a sale of the Company) is made to our stockholders during the term of his employment. The amount of any such bonus payable to Mr. Gorsun will be equal to the sum of (i) 160% of annual base salary times the per-share cumulative future stockholder distributions to the extent less than or equal to $1.15, plus (ii) 480% of annual base salary times the per-share cumulative future stockholder distributions, if any, in excess of $1.15. For example, if a dividend of $0.50 per share was declared and paid to stockholders, Mr. Gorsun would get 160% times $380,000 times 0.50, or $304,000. The letter agreement also includes an acceleration provision upon termination without cause that would provide for a bonus amount calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring after the date of the letter agreement but prior to the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement. For example, if Mr. Gorsun was terminated without cause, Company assets worth $118.3 million had been sold, and he had already received a bonus for a dividend of $0.50 per share paid to stockholders, then Mr. Gorsun would be owed a bonus of $152,000. This is calculated by determining that a dividend of $118.3 million would equal $0.75 per share, and after subtracting out the bonus related to the $0.50 dividend, the calculation is 160% times $380,000 times 0.25.

        In Mr. Gorsun's Executive Agreement, as amended by the Letter Agreement, "cause" is determined by MRV and defined as his (a) willful failure to perform the material duties of his position after receiving written notice of such failure and being given reasonable opportunity to cure such failure; (b) willful misconduct injurious to the Company; or (c) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; subject to a good faith provision. "Good reason" is defined as: (x) a material diminution in Mr. Gorsun's duties or responsibilities; (y) a reduction in his base salary by greater than 15%; or (z) in any year a reduction in the target ratio of his annual short-term incentive compensation, bonus or other such payments to base compensation greater than 15%; or a change in the method of calculation of his annual short-term incentive compensation, bonus or other such payments that results in a reduction of this target annual short-term incentive compensation, bonus or other such payments to base compensation greater than 15%, unless such reductions are due to an increase in base compensation (subject to notice and cure provisions). In the Letter Agreement, Mr. Gorsun waived any ability to assert termination for good reason pursuant to the revised compensation arrangement set forth in the Letter Agreement. A "change of control" is defined as: (i) the acquisition by any person, other than the Company or other related entities, of beneficial ownership of 50% or more of the combined voting power of the Company's then outstanding voting securities; (ii) the purchase of a majority of the shares of Common Stock of the Company under a tender or exchange offer, other than an offer by the Company or other related entities; or (iii) completion of an merger, liquidation or dissolution of the Company, or the sale of all or substantially all of its assets, in each case that does not result in MRV retaining direct or indirect control of the entity.

        Painter Letter Agreement.    The Company also entered into a letter agreement with Ms. Painter on February 8, 2012 that, among other things, set her annual base salary at $272,435 and provided her with a replacement bonus arrangement which is identical to the bonus arrangement described above for Mr. Gorsun.

        Executive Severance Agreements.    In May 2010, Mr. King and Mmes. Painter and Tuller entered into executive severance agreements with us that provide for their continued dedication, loyalty and service. The severance agreements provide for a lump sum payment equal to one year base salary upon termination by MRV without "cause" or by the executive for "good reason," and payment of a pro-rated bonus based on the portion of the year worked in the year of separation, and continuation of benefits for one year. The agreements also include, among other things, confidentiality, non-complete and non-solicitation provisions. These agreements were in place at December 31, 2011 for each of these Named Executive Officers, but were amended or waived in part in 2012 by Ms. Painter's letter agreement and Mr. King and Ms. Tuller's Separation and Transition Agreements discussed below.

        "Cause" and "good reason" have the same definitions in the agreements for Mr. King and Mmes. Painter and Tuller, as described above in Mr. Gorsun's executive agreement, with the exception that the severance agreements' "good reason" definition includes a requirement by MRV that the executives, without their consent, be based at a location more than 50 miles from their principal work location on the date of the request.

        King and Tuller Employment and Separation and Transition Agreements.    In addition to the executive severance agreements, Mr. King and Ms. Tuller entered into customary employment agreements with us in July 2009 and December 2008, respectively, that set forth their title at that time, duties, compensation, and other standard terms. In January 2012, each of Mr. King and Ms. Tuller entered into Separation and Transition Agreements with us, allowing for the transition of their duties to their successors, and the completion of the filing of the Company's 2011 Form 10-K with the SEC. The agreements provided that Mr. King and Ms. Tuller receive separation payments equal to $350,000 and $308,800, respectively, payable within 60 days of their separation date, and health and welfare benefits up to one year. They met the conditions precedent for payment of the separation benefits, which were remaining employed through the later of March 30, 2012 and the filing of the 2011 Form 10-K with the SEC. Per Ms. Tuller's agreement, she also received accelerated vesting of an approximately $40,000 bonus payment related to the November 2011 special dividend to stockholders. The separation payments and benefits were further subject to their execution of a general release, their resignation from various subsidiary boards of directors and other fiduciary positions, and various covenants, including confidentiality, non-solicitation, non-compete and non-disparagement.

        Singh Severance Agreement.    We entered into a Separation and Release Agreement with Mr. Singh, our Chief Executive Officer from July 2010 to December 2011, on December 5, 2011. The agreement governed the terms of his resignation from MRV and from all other positions arising from or relating to his employment effective as of the date of the agreement. The agreement provided for a separation payment in two installments aggregating $460,000, with $60,000 paid on or prior to December 31, 2011, and the remaining $400,000 paid in January 2012. The payments were contingent upon his agreement to a mutual general release and non-disparagement provision. In addition, Mr. Singh agreed to remain available through January 31, 2012, as requested by the Company, to assist with the transition. Mr. Singh retained his stock options, which expire four years from his separation date, however he has no further rights with respect to any loss of value of the options if any future dividends are declared, and he had no further claim to a cash bonus that would have vested in November 2012 related to a special dividend paid to stockholders in November 2011.

Potential Payments upon Termination or Change of Control

        Gorsun Executive Agreement.    In accordance with his executive agreement, Mr. Gorsun will receive a lump sum payment equal to six months base salary and payment of premiums of COBRA or its equivalent for 12 months upon termination by the Company without cause or by him for good reason. Upon his termination by the Company without cause or by him for good reason in the 12-month period following a change of control of the Company, Mr. Gorsun shall receive a lump sum payment equal to 12 months base salary and payment of premiums of COBRA or its equivalent for 12 months. For purposes of the tables below, Mr. Gorsun had not yet been promoted to the role of Chief Executive Officer and had not yet entered into the Letter Agreement with the Company. Therefore, his separation from service and payments upon a change of control were tied to a separation of service or change of control of MRV Boston, not the Company.

        Separation from Service without Cause or for Good Reason (occurring on December 31, 2011)

Six months base salary	$115,000
One year COBRA or equivalent	$1,244

Total estimated payments:	$116,244

        Separation from Service during the one-year period following a Change of Control (occurring on December 31, 2011)

One year base salary	$230,000
One year COBRA or equivalent	$1,244

Total estimated payments:	$231,244

        Additional payments upon a Change of Control of MRV Boston regardless of termination of employment (occurring on December 31, 2011)

One year base salary	$230,000
Acceleration in full of unvested stock options	$234,204

Total estimated payments:	$464,204

        Executive Severance Agreements.    Pursuant to severance agreements for Mr. King and Mmes. Painter and Tuller entered into with the Company, each of the Named Executive Officers would receive a lump sum payment equal to one year base salary upon his or her termination by MRV without cause or by the executive for good reason, payment of a pro-rated bonus based on the number of months worked in the year of separation, and continuation of benefits for one year. They do not receive any special benefits or compensation upon a change of control other than the acceleration of stock options which all employees receive.

        Separation from Service without Cause or for Good Reason (occurring on December 31, 2011)

	Chris King	Jennifer Hankes Painter	Blima Tuller
One year base salary	$246,100	$236,900	$217,600
Pro rated bonus (1)	$—	$—	$—
Estimation of one year of benefits (2)	$15,251	$5,879	$15,261

Total estimated payments:	$261,351	$242,779	$232,851

(1)
Payments of cash bonuses under the Incentive Compensation Plan are earned on December 31 of a given year, and are therefore otherwise payable in full. The bonuses earned under the Incentive Compensation Plan by the executives in 2011 were: Mr. King, $151,930; Ms. Painter, $142,140; and Ms. Tuller, $130,556.

(2)
The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2011.

        As of December 31, 2011, no payments would be due upon a termination of employment under the letter agreements entered into with Mr. Gorsun and Ms. Painter as these were not entered into until February 2012. Further, even if they had been in place at December 31, 2011, there had been no sale of assets or return of value to stockholders outstanding which would have qualified them for any bonus payments under the letter agreements upon a separation from service without cause or for good reason.

Compensation of Non-Employee Directors

        Our compensation program for non-employee directors is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of MRV's size and scope; compensation should align directors' interests with the interest of our stockholders; and the structure of the compensation should be simple, transparent and easy to understand.

        Cash Compensation.    In November 2010, the Board of Directors approved a compensation arrangement for non-employee directors. The annual cash retainer fee for all non-employee directors was set at $42,000, with no per meeting fees. All non-Chair committee members receive an annual $4,000 cash retainer fee per committee, while the Chairs of the committees receive the following annual cash retainer fees: Audit Committee Chair, $10,000; Compensation Committee Chair, $7,000; and Nomination and Governance Committee Chair, $6,000. The Chair of the Board receives an additional annual cash retainer fee of $100,000 for his services, and with the appointment of Mr. Pons to the role of Vice-Chairman in January 2012, an additional $100,000 annual cash retainer fee was provided to the

Vice-Chairman as well. The cash retainer fees are paid in quarterly installments, and are prorated as appropriate based upon the dates and capacities in which each individual non-employee director serves.

        Equity Compensation.    The compensation arrangement for non-employee directors approved in November 2010 included an equity compensation component as well as a cash retainer fee component. Each of the non-employee directors receives an equivalent of $50,000 of equity each year, which amount they can elect to receive in stock options or restricted stock, with a maximum of 50% election in restricted stock. The grant date for the equity issuances is set for June 1 of each year. The number of shares to be received in stock options is determined by using the Black-Scholes valuation method, the number of shares of restricted stock is determined by using the closing price of MRV's Common Stock on the valuation date, and the valuation date is set at three business days prior to the grant date. The stock options and restricted stock each vest in full upon the earlier of one year from date of grant or a change of control, as defined in our 2007 Omnibus Incentive Plan. The stock options have an exercise price equal to the closing price of the Company's Common Stock on the date of grant.

        In January 2012, the Board of Directors concluded that its Chairman and Vice-Chairman had made significant contributions, and would be expected to provide extensive services to the Company in light of the Board and management transition and the strategic processes the Board is overseeing. Therefore, the Board provided a one-time grant of 175,000 shares of restricted stock to each of Messrs. Traub and Pons. These grants held the same terms as the annual director restricted stock grants, with vesting in full upon the earlier of one year from the date of grant or a change of control. The next applicable grant date for the restricted stock was February 1, 2012, and the closing price of MRV's Common Stock on that date was $0.97 per share.

        In November 2009, the Board provided all of its directors the ability to elect to receive stock options in lieu of payment of the cash compensation or restricted stock grants described above and this election is currently still available to directors upon request. The equivalent stock options are valued pursuant to the Black-Scholes valuation method, and are granted on the same date as the annual grant of stock options to Board members. The stock option grants in lieu of payment for cash compensation are granted annually in advance. For the directors who elected equivalent stock options instead of cash fees or restricted stock, the Black-Scholes valuation used to convert cash to stock options was $0.98 per share for the June 1, 2011 grant.

Director Compensation Table

        The following table summarizes the compensation of our non-employee directors in fiscal year 2011. Mr. Singh, a former Chief Executive Officer and director for MRV, was compensated as a full-time employee during his tenure and he received no additional compensation for his service as a director. Information regarding the compensation awarded to Mr. Singh is reported in the Summary Compensation Table and related executive compensation tables of this Item 11 Executive

Compensation. Mr. Tongue is not included in this table as he did not begin his directorship until February 2012.

Name	Fees Earned or Paid in Cash (1)	Stock Awards ($) (2)	Option Awards ($) (3)(4)	All Other Compensation ($) (5)	Total ($)
Kenneth H. Traub	$10,302	$15,927	$15,896	$—	$42,125
Robert M. Pons	$9,478	$15,927	$15,896	$—	$41,301
Charles M. Gillman	$—	$—	$91,042	$8,686	$99,728
Igal Shidlovsky	$48,000	$24,467	$23,709	$67,438	$163,615
Joan E. Herman	$50,412	$24,467	$23,709	$12,337	$110,926
Michael E. Keane	$52,000	$16,312	$31,611	$7,878	$107,801
Michael J. McConnell	$46,618	$—	$47,418	$2,751	$96,787
Kenneth H. Shubin Stein	$—	$—	$189,670	$258,910	$448,580
Philippe Tartavull	$68,986	$24,467	$23,709	$10,442	$127,604

(1)
The amounts reported in the "Fees Earned or Paid in Cash" column reflect the total annual cash retainer earned by each director in fiscal year 2011.

(2)
On June 1, 2011, each of Ms. Herman and Messrs. Shidlovsky and Tartavull received 17,730 shares of restricted stock, and Mr. Keane received 11,820 shares of restricted stock. The grant date fair value of these grants was $1.38 per share, determined in accordance with ASC 718. On December 1, 2011, Messrs. Traub and Pons, who joined the Board in October 2011, each received a pro rata grant of 18,961 shares of restricted stock for the period of the year that they would serve through May 31, 2012, and the grant date fair value, determined in accordance with ASC 718, was $0.84 per share. All of these stock grants vest one year from the date of grant.

(3)
Amounts reflect the aggregate grant date fair value determined by MRV calculated in accordance with ASC 718. Dr. Shubin Stein and Mr. Gillman each elected to receive stock options for shares of the Company's Common Stock in lieu of a cash retainer, as described above in Equity Compensation under the section entitled "Compensation of Non-Employee Directors." Dr. Shubin Stein was expected to earn an equivalent of $150,000 in fees from June 1, 2011 to May 31, 2012, and Mr. Gillman was expected to earn an equivalent of $46,000 in fees from June 1, 2011 to May 31, 2012, and these fees were provided to them in stock option awards in advance pursuant to the terms discussed above in the amounts of 145,631 and 44,660, respectively. In addition to receiving stock options in lieu of their cash retainers, they each elected to receive their equity awards solely in stock options, and this resulted in grant amounts of 48,544 options to each of Dr. Shubin Stein and Mr. Gillman on June 1, 2011, which options vest in full one year from the date of grant, have an exercise price of $1.38 per share, and have a 10-year term.

(4)
The following directors received the following stock options for shares of the Company's Common Stock on June 1, 2011 with an exercise price of $1.38 per share: Ms. Herman, 24,272; Mr. Keane, 32,362; Mr. McConnell, 48,544; Mr. Shidlovsky, 24,272; and Tartavull, 24,272. Messrs. Traub and Pons, who joined the Board in October 2011, were each granted 26,352 stock options on December 1, 2011 with an exercise price of $0.84 per share. All of the director stock options granted in 2011 vest in full one year from the date of grant, have an exercise price equal to the closing price of the stock on the date of grant, and have a 10-year term. The aggregate number of shares of restricted stock and stock option awards outstanding as of December 31, 2011 for the directors listed above were: 102,932 and 1,175,745, respectively.

(5)
The Board of Directors authorized bonuses to all holders of stock options and shares of restricted stock in connection with a special $75 million dividend paid to stockholders in November 2011 to compensate for their loss in value. The bonus amounts for stock options were equal to the loss in the Black-Scholes value of the stock options due to the $75 million dividend, 50% payable immediately for vested stock options. The bonus for shares of restricted stock was equal to the dividend payable to stockholders payable immediately. The amounts listed in the "All Other Compensation" column reflect these bonuses paid out in November 2011, with the exception that the amount listed for Mr. Shidlovsky also includes a payment of $40,306 granted to him by the Board in March 2011 for missed stock option grants in 2008 and 2009 due to the Company's undergoing a restatement of its financial statements during that time period. Further, the amount listed for Dr. Shubin Stein includes an equivalent value of $175,895 for the acceleration of vesting of certain options and extended expiration period using the Black-Scholes valuation method.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information with respect to each holder known to MRV to be the beneficial owner of 5% or more of the outstanding shares of Common Stock as of March 30, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Raging Capital Management, LLC William C. Martin 254 Witherspoon Street Princeton, New Jersey 08542	25,427,103	(2)	16.1%

(1)
For each holder included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by such holder by the 157,750,731 shares of Common Stock outstanding as of March 30, 2012. To the knowledge of MRV, none of the holders listed above had the right to acquire any additional MRV shares on or within 60 days after March 30, 2012.

(2)
Based on information contained in a Schedule 13D/A filed with the SEC on March 20, 2012, William C. Martin is the managing member of Raging Capital Management, LLC ("Raging Capital"), and they jointly reported that they have shared voting and dispositive power of 25,427,103 shares of Common Stock. Raging Capital Fund, LP directly owns 8,252,162 shares of Common Stock, and the remaining 17,174,941 shares are owned directly by Raging Capital Fund (QP), LP. Raging Capital is the general partner of each of the two funds. The parties to the filing noted that each of the funds shares with Raging Capital and Mr. Martin the power to vote and dispose of the shares directly owned by the funds.

Beneficial Ownership of Common Stock by Directors
and Named Executive Officers and Adoption of Stock Ownership Guidelines

        We encourage our directors, officers and employees to own our Common Stock, as we believe that owning Common Stock aligns their interest with the interests of our stockholders. To emphasize this point, the Board of Directors implemented stock ownership guidelines in November 2011 for its directors and officers. The guidelines require directors to hold equity in MRV with a value equal to three times their annual cash retainer prior to being able to sell shares issued upon exercise of stock options, restricted shares or other equity grants received after the date of implementation of the policy. Our Chief Executive Officer must hold equity in MRV with a value equal to five times his annual base salary, executive vice presidents and above (including the Chief Financial Officer and presidents of our divisions) are required to hold three times their annual base salaries, and senior vice presidents and vice presidents are required to hold equity with a value equal to two times their annual base salaries, prior to being able to sell shares issued upon exercise of stock options, restricted shares or other equity grants received after the date of implementation of the policy. After directors and officers obtain the threshold stock ownership amounts, they may sell up to 40% of their shares issued upon exercise of stock options, restricted shares and other equity grants received after the date of implementation of the policy. The policy includes a hardship provision for appropriate circumstances.

        The following table summarizes the number of shares of Common Stock beneficially owned by our Named Executive Officers, by our directors and by our directors and executive officers as a group as of March 30, 2012. This table is based on information provided by our officers and directors.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percentage Ownership (3)
Named Executive Officers
Barry Gorsun (4)	76,500	*
Jennifer Hankes Painter	83,867	*
Chris King (5)	110,682	*
Blima Tuller (5)	35,000	*
Dilip Singh	1,750,000	1.1%
Non-management Directors
Kenneth H. Traub	197,131	*
Robert M. Pons	193,961	*
Charles M. Gillman (6)	4,058,838	2.6%
Igal Shidlovsky	372,288	*
Glenn Tongue (7)	6,938,737	4.4%

Directors and executive officers as a group (11 persons)	13,817,004	8.5%

*
Less than 1%

(1)
Each holder has sole voting and investment power with respect to these shares, subject to applicable community property laws and except as set forth below.

(2)
All amounts shown include shares subject to stock options which are, or will become, exercisable within 60 days of March 30, 2012 and shares of restricted stock. The number of stock options that are included above for the following individuals is: Mr. Gorsun, 62,500; Mr. King, 110,682; Ms. Painter, 83,867; Ms. Tuller, 35,000; Mr. Gillman, 55,513; and Mr. Shidlovsky, 345,958. The number of shares of restricted stock that are included above for the following individuals are: Mr. Traub, 197,131; Mr. Pons, 197,131; and Mr. Shidlovsky, 17,730.

(3)
For each individual included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of the 157,750,731 shares of Common Stock outstanding as of March 30, 2012 plus the number of shares of restricted stock and shares issuable upon exercise of options that are, or will become, exercisable within 60 days of March 30, 2012 held by such individual (but not giving effect to the shares of restricted stock and shares issuable upon exercise of options held by others).

(4)
Total shares includes 14,000 shares held in the Barry Gorsun Revocable Trust UTD 8/9/85.

(5)
Due to the separation of service of Mr. King and Ms. Tuller on March 30, 2012, all of their unvested stock options were forfeited on that date, and as of April 29, 2012, all of their unexercised stock options expired.

(6)
The amount set forth above includes 4,003,326 shares owned directly by Boston Avenue Capital LLC ("Boston"). Boston has sole direct voting and investment power over its shares of Common Stock. Stephen J. Heyman and James F. Adelson are the joint managers of Boston. Pursuant to Mr. Gillman's employment agreement with Nadel and Gussman, LLC, Mr. Gillman is the portfolio manager of Boston. As joint managers of Boston, Messrs. Heyman and Adelson may each exercise voting and investment power over the shares of Common Stock held by Boston. As portfolio manager for Boston, Mr. Gillman may also exercise voting and investment power over the shares of Common Stock held by Boston. As a result, Messrs. Heyman, Adelson and Gillman may each be deemed to be the indirect beneficial owners of shares of Common Stock held by Boston except to the extent of their pecuniary interest therein.

(7)
Mr. Tongue is the co-manager and general partner of T2 Accredited Fund, L.P., T2 Qualified Fund, L.P., Tilson Offshore Fund, Ltd. and Tilson Focus Fund which own 3,098,652 shares, 1,382,505 shares, 1,896,090 shares and 560,900 shares of the Company's Common Stock, respectively. He may be deemed the beneficial owner of these shares. Mr. Tongue also owns 590 shares of the Company's Common Stock in his own name.

        Information regarding the Company's securities that are issuable under stockholder-approved and non-stockholder approved plans is set forth in Item 5 Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of the Original Filing.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Relationships of Officers and Directors

        Pursuant to the Audit Committee Charter, it is the responsibility of the Audit Committee to review and approve all related party transactions. While there is no formal policy regarding the standards to be applied by the Audit Committee in determining whether to approve or disapprove related party transactions, in determining whether a proposed related party transaction is in the best interests of the Company and whether to approve or disapprove the transaction, the Audit Committee will generally consider, among other factors, the terms that it believes would be available to the Company in an arms' length transaction with an unrelated third party. In particular, the Audit Committee has historically required that the terms of the transaction be no less favorable to the Company than those available from an unaffiliated third party and that the Company would be expected to obtain a consistent or more favorable result than it would in an arms' length transaction with an unrelated third party. In applying this standard, the Committee also considers whether the transaction would be conducted differently than it would be with an unrelated third party. Other factors that may be considered by the Committee in making such determination include the benefit of the transaction to the Company (including the cost, nature, quantity and quality of the goods or services involved), and the terms, conditions and circumstances of the transaction. In making such determination, the Committee relies on information provided to it by Company management as well as the general knowledge and experience of Committee members.

        There were no transactions or series of transactions in 2011, or subsequently, in excess of $120,000 regarding related persons as defined by the rules and regulations promulgated under the Exchange Act, with the exception that on January 20, 2012, the Company entered into a settlement agreement with T2 Partners LLC ("T2 Partners"), which is 50 percent owned by Mr. Tongue, and paid T2 Partners $200,000 to settle a dispute with the Company. The Board of Directors appointed Mr. Tongue to the Board on February 23, 2012.

Director Independence

        The Board of Directors has determined that each member of the current Board of Directors and of each committee meets the standards of independence under the Governance Policies and the rules of the Nasdaq Stock Market, LLC. During the 2011 fiscal year, each of the members of the Board of Directors and each committee also met these standards except for Mr. Singh who served as our Chief Executive Officer from July 2010 to December 2011.

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

        The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed through the date of the auditor's periodic report. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee approved 100% of the professional services for the Audit, Audit-Related, Tax and Other Fees indicated below for the years ended December 31, 2011 and 2010.

        Ernst & Young LLP has been the principal independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q. The following is a summary of the fees Ernst & Young billed to the Company for services rendered for the years ended December 31, 2011 and 2010 relating to continuing operations:

Fee Category	2011	2010
Audit Fees	$2,555,407	$2,669,224
Audit-Related Fees	25,000	246,002
Tax Fees	934,789	452,501
All Other Fees	—	—

Total	$3,515,196	$3,367,727

        The preceding table includes $815,756 and $176,510 for audit fees related to discontinued operations and for consultations related to discontinued operations for the years ended December 31, 2010 and 2011, respectively. In addition, the table includes $9,589 for tax fees related to discontinued operations for the year ended December 31, 2010. On October 26, 2010, we sold all of the issued and outstanding capital stock of Source Photonics, Inc. and Source Photonics Santa Clara, Inc. In addition, on January 7, 2010, we divested our 90% ownership in EDSLan, S.p.A. While we divested TurnKey in May 2011, the subsidiary did not use Ernst & Young as its auditors. On March 29, 2012, we sold all of the issued and outstanding capital stock of CES Creative Electronic Systems S.A.

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

MRV Communications, Inc.
By:
Date: April 27, 2012	/s/ BARRY GORSUN Barry Gorsun Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: April 27, 2012	/s/ BARRY GORSUN Barry Gorsun Chief Executive Officer
Principal Financial and Accounting Officer:
Date: April 30, 2012	/s/ STEPHEN GARCIA Stephen Garcia Chief Financial Officer

        All of the members of the Board of Directors: Kenneth H. Traub (Chairman), Robert M. Pons (Vice-Chairman), Charles M. Gillman, Igal Shidlovsky and Glenn Tongue.

By:
Date: April 30, 2012	/s/ JENNIFER HANKES PAINTER Jennifer Hankes Painter As Attorney-in-fact