Form 10-Q
period 2012-03-31
MRV COMMUNICATIONS INC
filed 2012-05-10
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______________ to ______________

Commission file number 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction	(I.R.S. employer
incorporation or organization)	identification no.)

20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, zip code)

(818) 773-0900
(Registrant's telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [x]

As of May 4, 2012, 157,750,731 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements
MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenue:
Product revenue	$35,926	$41,298
Service revenue	12,445	11,873
Total revenue	48,371	53,171
Cost of sales	31,212	33,491
Gross profit	17,159	19,680
Operating expenses:
Product development and engineering	3,745	3,838
Selling, general and administrative	17,040	16,102
Total operating expenses	20,785	19,940
Operating loss	(3,626)	(260)
Interest expense	(245)	(247)
Other gain (loss), net	283	(163)
Loss from continuing operations before income taxes	(3,588)	(670)
Provision for income taxes	776	1,230
Loss from continuing operations	(4,364)	(1,900)
Income from discontinued operations, net of income taxes of $0 in 2012 and $536 in 2011	7,976	1,356
Net income (loss) attributable to MRV	$3,612	$(544)

Net income per share — basic (1):
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	$0.05	$0.01
	$0.02	$—
Net loss per share — diluted (1):
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	$0.05	$0.01
	$0.02	$—
Weighted average number of shares:
Basic	157,738	157,572
Diluted	157,922	157,572
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2012 and 2011
(In thousands)

	March 31, 2012	March 31, 2011
Net income (loss)	$3,612	$(544)
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,227	3,881
Net unrealized losses on available-for-sale securities:	—	(4)
Divestiture of subsidiary	(12,599)	—
Total comprehensive income (loss)	$(6,760)	$3,333

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,324	$71,352
Restricted time deposits	340	380
Accounts receivable, net	44,741	55,654
Other receivables	11,451	11,604
Inventories	32,181	28,134
Deferred income taxes	1,400	1,660
Other current assets	7,803	5,168
Current assets of discontinued operations	—	24,810
Total current assets	194,240	198,762
Property and equipment, net	6,953	6,789
Goodwill	5,340	5,156
Deferred income taxes, net of current portion	4,037	4,113
Intangibles, net	400	—
Other assets	418	574
Noncurrent assets of discontinued operations	—	15,295
Total assets	$211,388	$230,689

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$3,352	$8,987
Deferred consideration payable	4,615	4,615
Accounts payable	28,308	31,359
Accrued liabilities	19,884	20,924
Deferred revenue	12,776	10,985
Other current liabilities	238	1,693
Current liabilities of discontinued operations	—	3,236
Total current liabilities	69,173	81,799
Other long-term liabilities	6,565	6,209
Long-term liabilities from discontinued operations	—	467
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 160,443 shares in 2012 and 160,396 shares in 2011
Outstanding — 157,751 shares in 2012 and 157,704 in 2011	271	270
Additional paid-in capital	1,338,132	1,337,935
Accumulated deficit	(1,203,568)	(1,207,178)
Treasury stock — 2,692 shares in 2012 and 2011	(3,271)	(3,271)
Accumulated other comprehensive income	4,086	14,458
Total stockholders' equity	135,650	142,214
Total liabilities and stockholders' equity	$211,388	$230,689

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

Three months ended March 31:	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,612	$(544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	694	584
Share-based compensation expense	248	767
Provision for doubtful accounts	88	39
Deferred income taxes	96	351
Amortization of premium on marketable securities	—	51
Gain on disposition of property and equipment	15	4
Gain on sale of subsidiary	(7,936)	—
Changes in operating assets and liabilities:
Accounts receivable	11,784	6,318
Inventories	(4,273)	2,369
Other assets	1,314	750
Accounts payable	(2,984)	(5,546)
Accrued liabilities	(884)	(3,567)
Income tax payable	(2,099)	996
Deferred revenue	1,592	1,889
Other current liabilities	264	(1,378)
Net cash provided by operating activities	1,531	3,083
Cash flows from investing activities:
Purchases of property and equipment	(1,435)	(739)
Proceeds from sale of property and equipment	95	58
Proceeds from sale of investments in unconsolidated entities	1,349	—
Proceeds from sale of subsidiaries	16,782	—
Investment in restricted time deposits	—	(70)
Release of restricted time deposits	—	104
Proceeds from sale or maturity of investments	—	6,175
Net cash provided by investing activities	16,791	5,528
Cash flows from financing activities:
Net proceeds from exercise of stock options	1	85
Purchase of treasury shares	—	(425)
Borrowings on short-term debt	3,021	11,222
Payments on short-term debt	(8,822)	(14,940)
Borrowing on long-term obligations	362	—
Payments on long-term obligations	(159)	—
Net cash used by financing activities	(5,597)	(4,058)
Effect of exchange rate changes on cash and cash equivalents	(117)	766
Net increase in cash and cash equivalents	12,608	5,319
Cash and cash equivalents, beginning of year (1)	83,716	141,569
Cash and cash equivalents, end of period	$96,324	$146,888
Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$159	$407
Cash paid during year for interest — discontinued operations	—	4
Cash paid during year for interest — Total	$159	$411
Cash paid during year for income taxes — continuing operations	$1,941	$256
Cash paid during year for income taxes — discontinued operations	295	63
Cash paid during year for income taxes — Total	$2,236	$319
The accompanying notes are an integral part of these financial statements.

1.	The Cash and cash equivalents at the beginning of the periods presented include $7,396 and $8,459 from discontinued operations for March 31, 2012 and March 31, 2011, respectively.

MRV Communications, Inc.
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required. As of March 31, 2012, all of the Company's subsidiaries were wholly-owned.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2012, and the results of its operations for the three months and its cash flows for the three months then ended. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of its wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"), and on March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES Creative Electronic Systems SA ("CES"). The historical financial results of TurnKey and CES prior to their respective dates of sale have been reclassified as discontinued operations for all periods presented. The related assets and liabilities of CES have been classified as assets and liabilities of discontinued operations in the Balance Sheet as of December 31, 2011. Cash flows from discontinued operations for CES and TurnKey are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for the three months ended March 31, 2011. CES is also included in the three months ending March 31, 2012.

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

The Company accounts for its marketable securities under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. Original cost approximated market value of the Company's $7.3 million in marketable securities held as of March 31, 2011, and the related unrealized loss was $35,000. As of March 31, 2012 and December 31, 2011, MRV did not hold any marketable securities.

3.	Fair Value Measurement

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations, are carried at cost, which approximates their fair market value.

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

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2012 (in thousands):

Three months ended
March 31, 2012
Balance at beginning of period	$1,672
Charged to expense	88
Write-offs	(50)
Foreign currency translation adjustment	33
Balance at end of period	$1,743

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$5,481	$5,400
Work-in process	1,894	1,939
Finished goods	24,806	20,795
Total	$32,181	$28,134

The following table summarizes the change in inventory reserve during the three months ended March 31, 2012 (in thousands):

Three months ended
March 31, 2012
Balance at beginning of period	$14,042
Charged to expense	439
Write-offs	(347)
Foreign currency translation adjustment	248
Balance at end of period	$14,382

6.	Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangibles with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. No events occurred during the three months ended March 31, 2012 indicating impairment of goodwill existed, and accordingly, there was no change in the carrying balance of goodwill during that period. Goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized gain of $0.2 million during the three months ended March 31, 2012 due to the change in foreign currency rates from December 31, 2011 to March 31, 2012. The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet. (See Note 15, Subsequent Events.)

Other intangibles consist of intellectual property licensed by the Company's Israel subsidiary during the quarter ended March 31, 2012. Amortization of other intangible assets was zero for the three months ended March 31, 2012 and March 31, 2011.

7.	Product Warranty

As of March 31, 2012 and December 31, 2011, MRV's product warranty liability recorded in accrued liabilities was $1.1 million and $1.1 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the three months ended March 31, 2012 (in thousands):

Three months ended
March 31, 2012
Beginning balance	$1,099
Cost of warranty claims	3
Accruals for product warranties	(15)
Foreign currency translation adjustment	—
Total	$1,087

8.	Net Income (Loss) Per Share

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

Restricted shares and outstanding stock options to purchase 10.7 million and 7.3 million shares were excluded from the computation of dilutive shares for the three months ended March 31, 2012 and March 31, 2011, respectively, because such stock options were anti-dilutive since they were not in-the-money. For the three months ended March 31, 2011, 1.0 million potentially dilutive shares were excluded from the calculation of diluted net loss per share because such shares were anti-dilutive since they were not in the money. Shares purchased into treasury shares are excluded from any subsequent information concerning the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended
	March 31,
	2012	2011
Cost of goods sold	$14	$11
Product development and engineering	11	39
Selling, general and administrative	198	704
Total share-based compensation expense (1)	$223	$754

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company did not grant stock options during the quarter ended March 31, 2012. The fair value of restricted stock awards granted during the three months ended March 31, 2012 was $0.97 per share. There were 95,000 options granted during the three months ended March 31, 2011. As of March 31, 2012, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $2.4 million, which is expected to be amortized over a weighted-average period of 2.2 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the three months ended March 31, 2012 and March 31, 2011:

Three months ended March 31:	2012	2011
Risk-free interest rate	0.5%	2.4%
Dividend yield	—	—
Volatility	79.7%	89.7%
Expected life (in years)	3.0	6.3

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

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2011 Form 10-K. MRV evaluates segment performance based on revenues, gross profit and operating income of each segment. As such, there are no separately identifiable Statements of Operations data below operating income.

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three months ended March 31,
	2012	2011
Network Equipment group	$20,419	$22,516
Network Integration group	30,470	35,354
Before intersegment adjustments	50,889	57,870
Intersegment adjustments	(2,518)	(4,699)
Total	$48,371	$53,171

Network Equipment revenue primarily consists of Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, the related service revenue and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.

One customer accounted for $9.9 million and $11.3 million of revenue in the Network Integration group, or
20% and 21% of total revenue, for the three months ended March 31, 2012, and 2011, respectively.

The same customer in the Network Integration group accounted for 13% and 8% of accounts receivable as of March 31, 2012, and December 31, 2011, respectively. Another customer accounted for 15% and 16% of accounts receivable as of March 31, 2012, and December 31, 2011, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended
	March 31,
	2012	2011
Americas	$12,849	$11,513
Europe	34,405	39,492
Asia Pacific	938	2,161
Other regions	179	5
Total	$48,371	$53,171

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31, 2012	December 31, 2011
Americas	$2,064	$2,150
Europe	4,837	4,587
Asia Pacific	52	52
Total	$6,953	$6,789

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended
	March 31,
	2012	2011
Gross profit
Network Equipment group	$10,044	$11,590
Network Integration group	6,969	8,531
Before intersegment adjustments	17,013	20,121
Corporate unallocated and intersegment adjustments (1)	146	(441)
Total	$17,159	$19,680

Depreciation expense
Network Equipment group	$229	$214
Network Integration group	157	124
Corporate	47	27
Total	$433	$365

Operating income (loss)
Network Equipment group	$(1,430)	$550
Network Integration group	1,090	2,838
Before intersegment adjustments	(340)	3,388
Corporate unallocated operating loss and adjustments (1)	(3,286)	(3,648)
Total	$(3,626)	$(260)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Three months ended
	March 31,
	2012	2011
Additions to Fixed Assets
Network Equipment group	$164	$207
Network Integration group	388	100
Corporate	32	195
Discontinued operations	851	237
Total	$1,435	$739

	March 31, 2012	December 31, 2011
Total Assets
Network Equipment group	$42,074	$45,512
Network Integration group	89,789	93,557
Corporate and intersegment eliminations	79,525	50,927
Discontinued operations	—	40,693
Total	$211,388	$230,689

	March 31, 2012	December 31, 2011
Goodwill
Network Integration group	5,340	5,156
Total	$5,340	$5,156

11.	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to amend ASC 820 Fair Value Measurements and Disclosures effective for interim reporting periods after December 15, 2011 to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2012, we adopted ASU 2011-12 Comprehensive Income (topic 220) which required additional disclosures for comprehensive income. As permitted under this standard, we have elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard is required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted.

12.	Litigation

In connection with the acquisition of Fiberxon, Inc. in July 2007, MRV recorded a potential deferred consideration payable related to post-acquisition obligations of MRV pursuant to the purchase agreement. MRV filed an affirmative lawsuit in the California Superior Court in March 2009 against: a) former stockholders of Fiberxon, seeking to cancel a potential deferred consideration obligation of approximately $31.5 million; and b) certain former executives, directors and stockholders of Fiberxon alleging fraud and other claims. MRV entered into a Settlement Agreement and Release in December 2009 with Yoram Snir, personally and in his capacity as Stockholders' Agent for the former stockholders of Fiberxon. Pursuant to the settlement agreement, MRV has fully settled any obligation to pay the first $18 million of potential deferred consideration. This amount was reserved for set-off in the original merger agreement, and the former Fiberxon stockholders, pursuant to the settlement, were entitled to their pro rata portion of the $1.5 million settlement amount. Additionally, MRV agreed to pay up to $4.5 million to settle claims relating to the remaining $13.5 million of the potential deferred compensation. The second portion of the settlement was with the former stockholders directly, and stockholders holding approximately 67% of the former shares elected to participate in this portion of the settlement. The remaining deferred consideration payable as of March 31, 2012 of $4.6 million represents the remaining stockholders' pro rata share of the $13.5 million portion.
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
Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters. The Company and plaintiffs in the federal and state derivative lawsuits have attended mediations but have not been successful in reaching a settlement of these claims. To date, a majority of the costs related to the Company's and defendants' defense of these actions have been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, if litigation continues and the insurance coverage amounts are depleted, the Company may be asked to advance funds to cover its indemnification obligations for its current and past directors and officers who are defendants in this matter, and will continue to incur its own legal expenses. Any such future obligations are not determinable at this time. As of March 31, 2012, approximately $1.8 million in coverage remains available under the Company's policies.
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

13.	Discontinued Operations

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Equipment segment. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $0.2 million from discontinued operations, net of income tax expense for the three months ended March 31, 2011.

On March 29, 2012, the Company completed the sale of all of the issued and outstanding capital stock of its wholly owned subsidiary CES Creative Electronic Systems SA ("CES"). The sale was completed pursuant to a Stock Purchase Agreement the Purchase Agreement, dated as of December 2, 2011, with CES Holding SA, as Purchaser, represented for purpose of the Agreement by Vinci Capital Switzerland SA. The Purchase Agreement and sale of CES were approved by the Company's stockholders at the Company's annual meeting of stockholders held on January 9, 2012.The purchase price for CES paid on closing to the Company was CHF 25.8 million, or U.S. $28.4 million, with CHF 2.6 million, or U.S. $2.8 million of the proceeds going into an indemnification escrow account to be released in one year to the Company (subject to any indemnification claims that may be brought by Purchaser). Cash proceeds to the Company were $24.2 million upon closing net of the escrowed funds and other closing costs.

The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $8.0 million and $1.6 million from discontinued operations, net of income tax expense, for the three months ended March 31, 2012 and 2011, respectively. The net income from discontinued operations for the three months ended March 31, 2012 includes an $8.6 million gain partially offset by a $0.1 million operating loss and $0.5 million in withholding tax expense.

The statements of operations for the three months ended March 31, 2012 and 2011 that would have been included if CES had not been sold and the assets and liabilities of CES that are reflected as discontinued operations in the Balance Sheet as of December 31, 2011 consisted of (in thousands):

Three months ended March 31:	2012	2011
Revenue	$6,829	$8,791
Income (loss) before income taxes	(135)	2,081
Provision (benefit) for income taxes	—	516
Income from operations of discontinued operations	(135)	1,565
Net income (loss) from discontinued operations, net of income taxes	$(135)	$1,565

December 31, 2011
Cash and cash equivalents	$12,364
Time deposits	1,281
Accounts receivable, net	5,310
Inventories	4,029
Other current assets	1,826
Total current assets	24,810
Property and equipment, net	2,571
Goodwill	12,843
Other assets	469
Total assets	$40,693
Accounts payable	$705
Accrued liabilities	1,802
Other current liabilities	729
Non-current liabilities	1,055
Total liabilities	$4,291

14. Accounts Receivable Factoring

The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. The Company's credit facility agreement permits the factoring of up to 15.0 million euros or, $20.0 million in U.S. dollars as of March 31, 2012, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in "interest" in the consolidated statement of income in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

As of March 31, 2012, the Company had sold $23.7 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivable at that date. At December 31, 2011, the Company had sold $21.8 million of accounts receivable under these agreements. The related outstanding balances on these amounts were $7.9 and $10.0 million as of March 31, 2012 and December 31, 2011, respectively.

15.	Subsequent Events

On May 1, 2012, the Company's Board of Directors declared a dividend and payment to option holders totaling approximately $48.6 million on the outstanding shares of the Company's Common Stock. The dividend is payable on May 25, 2012 to holders of record as of the close of business on May 16, 2012. The Board also approved a staggered cash payment to option holders equal to the loss in the Black-Scholes fair value of their options as a result of the dividend. Restricted stockholders will receive per share payments in the same amount as the Company's stock holders promptly following payment of the dividend. Option holders who provide service to the Company at the time of the payment of the dividend will receive 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control, or a sale of the business unit in which the option holder is employed. Option holders with unvested options will receive the cash payment in 12 months, subject to the same conditions described above.

In April 2012, a major customer of Alcadon AB gave notice that it has shifted its future purchases to another vendor. In accordance with ASC 350 Intangibles - Goodwill and Other, we measured Alcadon's goodwill for impairment. The carrying value of Alcadon's goodwill exceeded its implied fair value by $2.8 million, and the Company will record an impairment charge of that amount to reduce the carrying value to the implied market value in the second quarter of 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2011 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as “expects,” “anticipates,” “intends,” “potential,” “estimates,” “believes,” “may,” “should,” “could,” “will,” “would,” and words of similar import.

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products and our ability to succeed in entering new markets, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts and general pricing pressure in certain of our markets, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, maintenance of our inventory and production backlog, supply constraints directly or indirectly caused by natural disasters, litigation, including but not limited to litigation related to MRV's historical stock option granting practices and its acquisition of Fiberxon, Inc., and the Company's review of its strategic alternatives and the risks that such a review might create.

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2011 Form 10-K. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, France, Germany, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, South Africa, Sweden, Taiwan, and the United Kingdom. For the three months ended March 31, 2012, and 2011, foreign revenue constituted 77% and 80%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

On May 6, 2011, we sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey").

On December 2, 2011, we announced that we entered into a stock purchase agreement with CES Holding SA, as Purchaser, represented for purpose of the agreement by Vinci Capital Switzerland SA, for the sale of CES Creative Electronic Systems SA (“CES”). The sale of CES was subject to stockholder approval, which was obtained on January 9, 2012, and the sale was completed on March 29, 2012.

We have reclassified the historical results of CES and TurnKey as discontinued operations in this Form 10-Q for all periods presented. Accordingly, the related assets and liabilities of CES have been classified as assets and liabilities from discontinued operations in the December 31, 2011 Balance Sheet and the net income or loss for CES and TurnKey prior to their dispositions has been classified as income or loss from discontinued operations. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows. See Note 13 "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

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

On May 1, 2012 we declared a special dividend to stockholders of $47.3 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring the dividend, and determined the $47.3 million to be excess capital. We believe that after the dividend, the Company should continue to have sufficient capital to meet our expected capital needs. At March 31, 2012, we had $96.3 million in cash and cash equivalents, $0.3 million in restricted time deposits and $3.4 million in short-term debt.

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

Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company's market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. See Note 6 "Goodwill and Other Intangibles" to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

Software Development Costs. In accordance with ASC 985-20 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs when a working model is completed or a detail program design exists. After technological feasibility is established, additional costs are capitalized.

MRV believes its process for internally developed software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs for internally developed software have been capitalized to date.

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

Share-Based Compensation.    We determine the fair value of stock options using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 9 “Share-Based Compensation” to the Financial

Statements in Item 1, Part 1 of this Form 10-Q for further discussion.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Taiwan dollar and the Israeli new shekel. For the three months ended March 31, 2012 and 2011, 59% and 67% of revenue, respectively and 29% of operating expenses for both years were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the three months ended March 31, 2012, these currencies were stronger against the U.S. dollar compared to the three months ended March 31, 2011, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended March 31,
	2012		2011
	$	% (1)	$	% (1)

Revenue (1) (2)	$48,371	100%	$53,171	100%
Network Equipment group	20,419	42	22,516	42
Network Integration group	30,470	63	35,354	66

Gross profit (3)	17,159	35	19,680	37
Network Equipment group	10,044	49	11,590	51
Network Integration group	6,969	23	8,531	24

Operating expenses (4)	20,785	43	19,940	38
Network Equipment group	11,474	56	11,041	49
Network Integration group	5,879	19	5,693	16

Operating loss (3) (4)	(3,626)	(7)	(260)	—
Network Equipment group	(1,430)	(7)	550	2
Network Integration group	1,090	4	2,838	8

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

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$20,419	$22,516	$(2,097)	(9)%	(10)%
Network Integration group	30,470	35,354	(4,884)	(14)	(10)
Before intersegment adjustments	50,889	57,870	(6,981)	(12)	(10)
Intersegment adjustments (2)	(2,518)	(4,699)	2,181	(46)	(46)
Total	$48,371	$53,171	$(4,800)	(9)%	(7)%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the first quarter of 2012 decreased $4.8 million, or 9%, compared to the first quarter of 2011, due primarily to a $4.9 million, or 14%, decrease in Network Integration group revenue, and to a lesser extent a $2.1 million, or 9%, decrease in Network Equipment revenue, partially offset by a $2.2 million, or 46%, decrease in intersegment sales from the Network Equipment group to the Network Integration group, which are eliminated in consolidation.

Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group decreased $2.1 million, or 9%, in the first quarter of 2012 compared to the first quarter of 2011. Our Optical Communications Systems ("OCS") division had decreased revenue this quarter of 10% due primarily to a decrease in product and service revenues. Product sales of out-of-band networking were down from last year and we had weaker fiber optic components revenue. Geographically, the decrease at OCS was due to the Europe and Asia Pacific regions. Sales in the Americas increased 12% over the same period of last year.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2012	2011	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$12,849	$11,513	$1,336	12%
Europe	3,935	4,180	(245)	(6)
Asia Pacific	938	2,161	(1,223)	(57)
Other regions	179	5	174	3,480
Total external sales	17,901	17,859	42	—
Sales to Network Integration group:
Europe	2,518	4,657	(2,139)	(46)
Total intersegment sales	2,518	4,657	(2,139)	(46)
Total Network Equipment revenue	$20,419	$22,516	$(2,097)	(9)%

Network Integration Group.    Revenue generated from the Network Integration group decreased $4.9 million, or 14%, in the first quarter of 2012 compared to the first quarter of 2011. The decline in revenue was primarily due to Interdata, our French subsidiary, representing a 26% decrease in local currency, due to a slowdown in the local telecom market and delays in deliveries projects. In addition, at Tecnonet S.p.A., our Italian subsidiary, revenue fell by 6% in local currency due to the weakening in the Italian telecom market and a slow down of equipment orders from customers. At Alcadon AB, our Scandinavian subsidiary, revenue slightly decreased due to a slow down of orders from a major customer. Revenue would have been $1.3 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. All revenue in the Network Integration group was generated in Europe.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$10,044	$11,590	$(1,546)	(13)%	(14)%
Network Integration group	6,969	8,531	(1,562)	(18)	(15)
Before intersegment adjustments	17,013	20,121	(3,108)	(15)	(14)
Adjustments (2)	146	(441)	587	(133)	(133)
Total	$17,159	$19,680	$(2,521)	(13)%	(12)%

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

Consolidated gross profit decreased $2.5 million, or 13% in the first quarter of 2012 compared to the prior year first quarter, due to the 9% decrease in revenue and a decrease in gross margin from 37% to 35%. The decline in average gross margins was due to decline in gross margin in both the Network Equipment group and the Network Integration group, as well as to a decrease in sales from the Network Equipment group to the Network Integration group. Gross profit would have been $0.2 million higher if foreign currency exchange rates had remained the same as they were in the first quarter of 2011.

Network Equipment Group.    The $1.5 million, or 13%, decrease in gross profit for the Network Equipment group was due to a 9% decrease in revenue, as well as a decrease in average gross margin from 51% to 49%. The decline in average gross margin is primarily due to lower margins at OCS which were influenced by increased pricing pressures resulting in higher discounts and by a change in product mix. Gross profit would have been $0.1 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    Gross profit for the Network Integration group decreased $1.6 million, or 18%. The decrease was driven by a 14% decrease in revenue and by a decrease in average gross margins. Average gross margins were down due to declines at Tecnonet and Interdata, that were largely driven by change in product mix. Gross margins at Alcadon were flat. Gross profit would have been $0.3 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$11,474	$11,041	$433	4%	3%
Network Integration group	5,879	5,693	186	3%	8%
Total segment operating expenses	17,353	16,734	619	4%	5%
Corporate unallocated operating expenses and adjustments (2)	3,432	3,206	226	7%	7%
Total	$20,785	$19,940	$845	4%	5%

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

Consolidated operating expenses were $20.8 million, or 43% of revenue, in 2012 compared to $19.9 million, or 38% of revenue, in 2011, an increase of $0.8 million, or 4%. The increase occurred in the Network Equipment group ($0.4 million), to a lesser extent in the Network Integration group ($0.2 million), and corporate unallocated operating expenses ($0.2 million). Corporate operating expenses increased primarily due to severance costs of $0.6 million for our former CFO and VP Finance and a $0.2 million increase in consulting fees which were partially offset by $0.6 million in lower stock based compensation expense primarily related to our former CEO who departed in 2011. Operating expenses would have been $0.1 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011. Operating expenses included share-based compensation of $0.2 million and $0.8 million in 2012 and 2011, respectively.

Network Equipment Group.    Operating expenses in the Network Equipment group for 2012 were $11.5 million, or 56% of revenue, compared to $11.0 million, or 49% of revenue in 2011. The $0.4 million, or 4%, increase was due to a $0.4 million increase in operating expenses at OCS. This was due to sales force expansion into Australia and increased sales and marketing activities that combined for a $0.6 million increase, which was partially offset by lower G&A and engineering costs of $0.2 million. Operating expenses would have been $0.1 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    Operating expenses in the Network Integration group for 2012 were $5.9 million, or 19% of revenue, compared to $5.7 million, or 16% of revenue, in 2011. The $0.2 million, or 3%, increase in operating expense was primarily due to $0.2 million in severance at Interdata. Operating expenses would have been $0.2 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Loss

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2012	2011	$ Change	% Change	% Change constant currency(1)
Network Equipment group	$(1,430)	$550	$(1,980)	(360)%	(359)%
Network Integration group	1,090	2,838	(1,748)	(62)	(60)
Total segment operating income	(340)	3,388	(3,728)	(110)	(108)
Corporate unallocated and adjustments (2)	(3,286)	(3,648)	362	10	10
Total	$(3,626)	$(260)	$(3,366)	1,295%	(1,277)%

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

(2) Adjustments represent the elimination of intersegment revenue and profit in inventory in order to reconcile to consolidated operating income

(loss).

The $2.5 million, or 13%, decrease in gross profit and the $0.8 million, or 4%, increase in operating expenses primarily led to a $3.4 million increase in operating losses representing a decline in operating margin from 0% to (7%). Our operating loss for the quarter ended March 31, 2012 would have been $0.1 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. Operating losses included share-based compensation expense of $0.2 million and $0.8 million in 2012 and 2011, respectively.

Network Equipment Group.    The Network Equipment group reported an operating loss of $1.4 million and an operating profit of $0.6 million in 2012 and 2011, respectively. The decrease was due to a $1.5 million decrease in gross profit and $0.4 million increase in operating expenses. Operating margin was (7.0%) in 2012 and 2% in 2011. Operating losses would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    The Network Integration group reported operating income of $1.1 million for 2012, compared to operating income of $2.8 million for 2011. The $1.7 million decrease was due to the $1.5 million decrease in gross profit and a $0.2 million increase in operating expenses. The Network Integration group operating margin was 4.0% in the first quarter of 2012 compared to 8% in the first quarter of 2011. Operating income would have been $0.1 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Interest Expense and Other Income, Net

Interest expense stayed consistent at $0.2 million in both the 2012 and 2011 three month periods. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions. We recognized a net gain of $13,000 on foreign currency transactions in 2012 compared to a $0.1 million net gain in 2011.

Provision for Income Taxes

The tax provision for the first quarter of 2012 and 2011 were $0.8 million and $1.2 million, respectively. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The decrease in income tax provision for 2012 is due to a decrease in pre-tax income in the jurisdictions where we pay taxes, particularly at OCS in Israel and Interdata in France.

Tax Loss Carryforwards

As of December 31, 2011, we had net operating losses ("NOLs") of $227.4 million, $161.8 million, and $89.9 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2012 the U.S. federal and state NOLs had a full valuation allowance.

Discontinued Operations

Income from discontinued operations for the first three months of 2011 includes $1.6 million in income related to the results of operation of CES and a net loss from results of operations of TurnKey of $0.2 million. The income from discontinued operations for the three months of 2012 included a net loss from CES of $0.1 million and a net gain on disposal of $8.0 million. We completed the sale of CES on March 29, 2012 and the sale of TurnKey on May 6, 2011.

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Company's cash and restricted time deposits increased from $71.7 million to $96.7 million, an increase of $25.0 million. Our cash inflows included $3.2 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, changes in deferred tax assets, and allowance for doubtful accounts and the gain on sale of CES. Our cash flow from operations includes a change in current assets and liabilities of $4.7 million, primarily due to a decrease in accounts receivable of $11.8 million partially offset by a $4.3 million increase in inventory and decrease in accounts payable, accrued liabilities and income taxes payable of $6.0 million. Cash from investing activities includes $16.9 million in proceeds from the sale of the Company's CES subsidiary. This reflects the $7.3 million of cash that remained on the balance sheet at the closing of the sale. In addition there are $2.8 million in sale proceeds in an indemnification escrow account to be released to the Company on March 31, 2013 subject to any indemnification claims that may be brought by the buyer. (See Note 13, "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q.) Cash provided by investing activities was partially offset by $1.4 million in purchases of property and equipment. Cash used in financing activities included net payments on short-term debt and capital lease obligations of $8.8 million partially offset by additional borrowings of $3.0 million.

We periodically review our capital position and consider returning capital to shareholders through share repurchase programs or special dividends when the cash on hand exceeds our foreseeable cash needs. On May 1, 2012, the Board of Directors declared a special dividend totaling $47.3 million on the outstanding shares of the Company's Common Stock to return excess cash to the Company's stockholders. The dividend which equates to $0.30 per share is payable on May 25, 2012 to holders of record on May 16, 2012. We do not expect the dividend to have a significant adverse impact on our operations. Adjusting our cash balance for the expected dividend, the Company would have reported a cash to debt ratio of 14.2 to 1 as of March 31, 2012.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	March 31, 2012	December 31, 2011
Cash
Cash and cash equivalents	$96,324	$71,352
Restricted time deposits	340	380
	96,664	71,732
Short-term debt	3,352	8,987
Cash in excess of debt	$93,312	$62,745
Ratio of cash to debt (1)	28.8	8.0

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is at Tecnonet, our Italian Network Integration subsidiary and at Alcadon, our Swedish subsidiary. Customer accounts receivables of our subsidiary, Tecnonet, have been pledged as collateral on these borrowings.

The following table summarizes our short-term debt (dollars in thousands):

	March 31, 2012	December 31, 2011	Increase (decrease)
Lines of credit secured by accounts receivable	$3,352	$8,987	$(5,635)
Total short-term debt	$3,352	$8,987	$(5,635)

The decrease in short-term debt at March 31, 2012 includes net payments of $8.8 million, a reduction of 64% in local currency, partially offset by additional borrowings of $3.0 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	March 31, 2012	December 31, 2011
Current assets	$194,240	$198,762
Less: Current assets of discontinued operations	—	(24,810)
Current assets from continuing operations	194,240	173,952
Current liabilities	69,173	81,799
Less: Current liabilities from discontinued operations	—	(3,236)
Current liabilities from continuing operations	69,173	78,563
Working capital	$125,067	$95,389
Current ratio (1)	2.8	2.2

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

There were no material changes in our contractual obligations since December 31, 2011 other than the changes in short-term debt discussed above and a net $0.2 million increase in our capital lease obligations. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

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

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of March 31, 2012, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of March 31, 2012, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 59% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the three ended March 31, 2012 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2011. For the three months ended March 31, 2012, we had approximately:

•	$20.4 million in cost of goods and operating expenses recorded in euros;

•	$6.3 million in cost of goods and operating expenses recorded in Swedish kronor; and

•	$0.3 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the three months ended March 31, 2012, our costs would have increased to approximately:

•	$22.5 million in cost of goods and operating expenses recorded in euros;

•	$6.9 million in cost of goods and operating expenses recorded in Swedish kronor; and

•	$0.4 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	March 31, 2012	December 31, 2011
U.S. dollars	$81,921	$55,551
Euros	9,984	8,233
Taiwan dollars	24	26
Norwegian kronor	1,185	1,026
Swedish kronor	2,359	5,168
Israeli new shekels	643	1,229
Other	208	119
Total cash and cash equivalents	$96,324	$71,352

Macro-economic uncertainties.  We believe that the recent downturn in global markets has affected our revenues and operating results, particularly in the Italian and other European markets, and that conditions may worsen.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins.  Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.  Accordingly, we are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenue and operating results.

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

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, and employment and intellectual property claims. The outcome of any such matters is currently not determinable. If one or more of the matters listed below or otherwise is ultimately determined not in our favor, it could have a material adverse effect on our consolidated financial position or results of operations in the period in which they occur.
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

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2011 Form 10-K. There have been no material changes in the Risk Factors as previously disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2012.

MRV COMMUNICATIONS, INC.

/s/ Barry Gorsun
Barry Gorsun
Chief Executive Officer
Principal Executive Officer

/s/ Stephen Garcia
Stephen Garcia
Chief Financial Officer
Principal Financial Officer