Form 10-Q
period 2012-06-30
MRV COMMUNICATIONS INC
filed 2012-08-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

20415 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, zip code)

(818) 773-0900
(Registrant's telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]
(Do not check if a smaller reporting company)
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [x]

As of  August 7, 2012, 157,768,461 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements
MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product revenue	$41,240	$44,907	$77,166	$86,204
Service revenue	13,780	14,325	26,225	26,199
Total revenue	55,020	59,232	103,391	112,403
Cost of sales	36,066	35,552	67,278	69,043
Gross profit	18,954	23,680	36,113	43,360
Operating expenses:
Product development and engineering	3,429	3,604	7,174	7,441
Selling, general and administrative	18,879	18,325	35,918	34,428
Total operating expenses	22,308	21,929	43,092	41,869
Operating income (loss)	(3,354)	1,751	(6,979)	1,491
Interest expense	(213)	(190)	(458)	(437)
Gain from settlement of deferred consideration obligation	2,314	—	2,314	—
Other income (loss), net	(316)	(49)	(33)	(212)
Income (loss) from continuing operations before income taxes	(1,569)	1,512	(5,156)	842
Provision for income taxes	545	1,281	1,321	2,511
Income (loss) from continuing operations	(2,114)	231	(6,477)	(1,669)
Income (loss) from discontinued operations, net of income taxes of $0 in 2012 and $889 in 2011	—	(2,097)	7,975	(741)
Net income (loss)	$(2,114)	$(1,866)	$1,498	$(2,410)

Net income (loss) per share — basic (1):
From continuing operations	$(0.01)	$—	$(0.04)	$(0.01)
From discontinued operations	$—	$(0.01)	$0.05	$—
Net income (loss) per share — basic	$(0.01)	$(0.01)	$0.01	$(0.01)
Net Income (loss) per share — diluted (1):
From continuing operations	$(0.01)	$—	$(0.04)	$(0.01)
From discontinued operations	$—	$(0.01)	$0.05	$—
Net income (loss) per share — diluted	$(0.01)	$(0.01)	$0.01	$(0.01)
Weighted average number of shares:
Basic	157,738	157,449	157,744	157,510
Diluted	157,738	157,449	157,972	157,510
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Comprehensive Income (loss)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(2,114)	$(1,866)	$1,498	$(2,410)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) from available-for-sale securities	—	3		(1)
Foreign currency translation gain (loss)	(2,843)	4,337	(617)	8,218
Divestiture of subsidiary	—	1,907	(12,599)	1,907
Total comprehensive income (loss)	$(4,957)	$4,381	$(11,718)	$7,714

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	June 30, 2012	December 31, 2011

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$43,372	$71,352
Restricted time deposits	2,721	380
Accounts receivable, net	43,844	55,654
Other receivables	12,316	11,604
Inventories	30,195	28,134
Deferred income taxes	1,417	1,660
Other current assets	7,669	5,168
Current assets of discontinued operations	—	24,810
Total current assets	141,534	198,762
Property and equipment, net	6,670	6,789
Goodwill	1,334	5,156
Deferred income taxes, net of current portion	4,360	4,113
Intangibles, net	400	—
Other assets	299	574
Noncurrent assets of discontinued operations	—	15,295
Total assets	$154,597	$230,689

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$6,266	$8,987
Deferred consideration payable	2,614	4,615
Accounts payable	23,984	31,359
Accrued liabilities	19,513	20,924
Deferred revenue	12,583	10,985
Other current liabilities	203	1,693
Current liabilities of discontinued operations	—	3,236
Total current liabilities	65,163	81,799
Other long-term liabilities	5,771	6,209
Long-term liabilities from discontinued operations	—	467
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 161,267 shares in 2012 and 160,609 shares in 2011
Outstanding — 157,751 shares in 2012 and 157,704 in 2011	271	270
Additional paid-in capital	1,291,102	1,337,935
Accumulated deficit	(1,205,681)	(1,207,178)
Treasury stock — 2,692 shares in 2012 and 2011	(3,271)	(3,271)
Accumulated other comprehensive income	1,242	14,458
Total stockholders' equity	83,663	142,214
Total liabilities and stockholders' equity	$154,597	$230,689

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,498	$(2,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,131	1,225
Share-based compensation expense	492	1,583
Provision for doubtful accounts	14	156
Deferred income taxes	(269)	215
Amortization of premium on marketable securities	—	83
Gain on sale of deferred consideration litigation	2,314	—
Gain on disposition of property and equipment	17	24
Gain (loss) on sale of subsidiary	(7,936)	3,154
Impairment of goodwill and other intangibles	3,711	—
Changes in operating assets and liabilities:
Accounts receivable	10,786	9,204
Inventories	(3,087)	2,332
Other assets	(556)	2,623
Accounts payable	(5,933)	(5,598)
Accrued liabilities	(5,066)	(1,630)
Income tax payable	(1,914)	2,324
Deferred revenue	1,814	(1,708)
Other current liabilities	(163)	(843)
Net cash provided by (used in) operating activities	(3,147)	10,734
Cash flows from investing activities:
Purchases of property and equipment	(1,858)	(1,569)
Proceeds from sale of property and equipment	96	65
Purchases of intangibles	(400)	(474)
Proceeds from sale of subsidiaries, net of cash acquired	16,791	1,155
Investment in restricted time deposits	(1,036)	(72)
Release of restricted time deposits	—	125
Proceeds from sale or maturity of investments	—	9,577
Net cash provided by investing activities	13,593	8,807
Cash flows from financing activities:
Net proceeds from exercise of stock options	1	105
Purchase of treasury shares	—	(425)
Borrowings on short-term debt	10,759	21,440
Payments on short-term debt	(13,391)	(31,119)
Borrowing on long-term obligations	427	—
Dividend payment	(47,325)	—
Payments on long-term obligations	(200)	—
Net cash used by financing activities	(49,729)	(9,999)
Effect of exchange rate changes on cash and cash equivalents	(1,061)	1,776
Net increase (decrease) in cash and cash equivalents	(40,344)	11,318
Cash and cash equivalents, beginning of year (1)	83,716	141,001
Cash and cash equivalents, end of period	$43,372	$152,319
Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$321	$731
Cash paid during year for interest — discontinued operations	—	8
Cash paid during year for interest — Total	$321	$739
Cash paid during year for income taxes — continuing operations	$2,827	$513
Cash paid during year for income taxes — discontinued operations	295	246
Cash paid during year for income taxes — Total	$3,122	$759
The accompanying notes are an integral part of these financial statements.

1.	The Cash and cash equivalents at the beginning of the periods presented include $12,364 and $7,222 from discontinued operations for June 30, 2012 and June 30, 2011, respectively.

MRV Communications, Inc.
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required. As of June 30, 2012, all of the Company's subsidiaries were wholly-owned.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the SEC.

Restricted time deposits represent investments that are restricted as to withdrawal. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. Investments in and releases of restricted time deposits are included in investing activities on the Company's Statement of Cash Flows unless the time deposits relate to an underlying bank loan and will be used to repay the loan, in which case the related cash flows are treated as financing activities.

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2012, and the results of its operations for the three and six months and its cash flows and comprehensive income (loss) for the six months then ended. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of its wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"), and on March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES Creative Electronic Systems SA ("CES"). The historical financial results of TurnKey and CES prior to their respective dates of sale have been reclassified as discontinued operations for all periods presented. The related assets and liabilities of CES have been classified as assets and liabilities of discontinued operations in the Balance Sheet as of December 31, 2011. Cash flows from discontinued operations for CES and TurnKey are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for the six months ended June 30, 2011. CES is also included in the six months ending June 30, 2012.

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

The Company accounts for its marketable securities under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. Original cost approximated market value of the Company's $3.8 million in marketable securities held as of June 30, 2011, and the related unrealized loss was $38,000. As of June 30, 2012 and December 31, 2011, MRV did not hold any marketable securities.

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

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2012 (in thousands):

Six months ended
June 30, 2012
Balance at beginning of period	$1,672
Charged to expense	14
Write-offs	(74)
Foreign currency translation adjustment	(26)
Balance at end of period	$1,586

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$5,388	$5,400
Work-in process	1,286	1,939
Finished goods	23,521	20,795
Total	$30,195	$28,134

6.	Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangibles with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists.

The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there was an indication of impairment to Alcadon-MRV AB ("Alcadon"), our Scandinavian subsidiary. Below is a description of the Level 3 inputs used:

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)

	Fair Value at 6/30/12	Valuation Technique	Unobservable Input	Range (Median)

Equity investment in Alcadon	$13,100	Discounted cash flow	Weighted average cost of capital	34.3%-40.3% (37.3%)
			Long term growth rate	1.5%-4.5% (3.0%)
	$11,900	Non-Binding offer from third party

Based on the valuation of Alcadon, the goodwill associated with Alcadon was determined to be impaired and was written off during the quarter ended June 30, 2012. Reasons for the impairment include the loss of a key customer in first half of 2012 and lower revenue and lower profit forecast for the business. The amount of the impairment is equal to the total carrying amount of goodwill on the books as of June 30, 2012, $3.7 million.

The company's remaining goodwill is recorded at the subsidiary level in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized loss of $0.1 million during the six months ended June 30, 2012 due to the change in foreign currency rates from December 31, 2011 to June 30, 2012. The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet. (See Note 16, Subsequent Events.)

Other intangibles consist of intellectual property purchased by an Israeli subsidiary of the company during the quarter ended June 30, 2012. This asset was not in service as of June 30, 2012 therefore amortization of other intangible assets was zero for the three and six months ended June 30, 2012 and June 30, 2011.

7.	Product Warranty

As of June 30, 2012 and December 31, 2011, MRV's product warranty liability recorded in accrued liabilities was $1.1 million and $1.1 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the six months ended June 30, 2012 (in thousands):

Six months ended
June 30, 2012
Beginning balance	$1,098
Cost of warranty claims	(345)
Accruals for product warranties	356
Total	$1,109

8.	Net Income (Loss) Per Share

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

Restricted shares of 0.1 million and outstanding stock options to purchase 9.9 million shares were excluded from the computation of dilutive shares for the three months ended June 30, 2012 because of the net loss. Restricted shares of 0.1 million and outstanding stock options to purchase 8.4 million shares were excluded from the computation of dilutive shares for the three months ended June 30, 2011 because of the net loss. In addition, for the three months ended June 30, 2012 and 2011, respectively, 0.1 million and 0.9 million potentially dilutive shares were excluded from the calculation of diluted net loss per share because they were anti-dilutive since they were not in the money.

Restricted shares of 0.1 million and outstanding stock options to purchase 8.4 million shares were excluded from the computation of dilutive shares for the six months ended June 30, 2011 because of the net loss. In addition, for the six months ended June 30, 2012 and 2011, respectively, 0.1 million and 1.0 million potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive since they were not in the money. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended		Six months ended June 30,
	June 30,
	2012	2011	2012	2011
Cost of goods sold	$9	$21	$23	$33
Product development and engineering	10	42	21	81
Selling, general and administrative	225	737	423	1,441
Total share-based compensation expense (1)	$244	$800	$467	$1,555

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company granted 354,719 stock options during the six months ended June 30, 2012 and the related fair value was $0.48. The fair value of 786,502 restricted stock awards granted during the six months ended June 30, 2012 was $0.81 per share. There were 1,821,361 options granted during the six months ended June 30, 2011. As of June 30, 2012, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $1.7 million, which is expected to be amortized over a weighted-average period of 1.9 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the six months ended June 30, 2012:

Six months ended June 30,	2012	2011
Risk-free interest rate	0.8%	2.0%
Dividend yield	—	—
Volatility	89.0%	87.0%
Expected life (in years)	5.5	5.9

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

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2011 Form 10-K. MRV evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Network Equipment group	$21,519	$24,733	$41,938	$47,249
Network Integration group	36,955	38,374	67,425	73,728
Before intersegment adjustments	58,474	63,107	109,363	120,977
Intersegment adjustments	(3,454)	(3,875)	(5,972)	(8,574)
Total	$55,020	$59,232	$103,391	$112,403

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

One customer accounted for $20.3 million and $22.9 million of revenue in the Network Integration group, or
20% and 20% of total revenue, for each of the six months ended June 30, 2012, and 2011, respectively.

The same customer in the Network Integration group accounted for 6% and 8% of accounts receivable as of June 30, 2012, and December 31, 2011, respectively. Another customer accounted for 24% and 16% of accounts receivable as of June 30, 2012, and December 31, 2011, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Six months ended June 30,
	June 30,
	2012	2011	2012	2011
Americas	$13,034	$15,214	$25,883	$26,727
Europe	40,672	41,610	75,256	81,103
Asia Pacific	1,314	2,400	2,252	4,560
Other regions		8		13
Total	$55,020	$59,232	$103,391	$112,403

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2012	December 31, 2011
Americas	$1,932	$2,150
Europe	4,689	4,587
Asia Pacific	49	52
Total	$6,670	$6,789

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Six months ended June 30,
	June 30,
	2012	2011	2012	2011
Gross profit
Network Equipment group	$9,993	$13,163	$20,037	$24,753
Network Integration group	8,811	10,667	15,780	19,198
Before intersegment adjustments	18,804	23,830	35,817	43,951
Corporate unallocated and intersegment adjustments (1)	150	(150)	296	(591)
Total	$18,954	$23,680	$36,113	$43,360

Depreciation expense
Network Equipment group	$230	$190	$459	$404
Network Integration group	160	124	317	248
Corporate	47	55	95	82
Total	$437	$369	$871	$734

Operating income (loss)
Network Equipment group	$(340)	$956	$(1,767)	$1,506
Network Integration group	(503)	4,403	585	7,241
Before intersegment adjustments	(843)	5,359	(1,182)	8,747
Corporate unallocated operating loss and adjustments (1)	(2,511)	(3,608)	(5,797)	(7,256)
Total	$(3,354)	$1,751	$(6,979)	$1,491

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Six months ended
	June 30,
	2012	2011
Additions to Fixed Assets
Network Equipment group	$440	$747
Network Integration group	490	258
Corporate	76	201
Discontinued operations	852	363
Total	$1,858	$1,569

	June 30, 2012	December 31, 2011
Total Assets
Network Equipment group	$39,268	$45,512
Network Integration group	86,308	93,557
Corporate and intersegment eliminations	29,021	50,927
Discontinued operations	—	40,693
Total	$154,597	$230,689

	June 30, 2012	December 31, 2011
Goodwill
Network Integration group	1,334	5,156
Total	$1,334	$5,156

11.	Recent Accounting Pronouncements

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

In January 2012, we adopted ASU 2011-12 Comprehensive Income (topic 220) which required additional disclosures for comprehensive income. As permitted under this standard, we have elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard was required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update was effective for the Company beginning in the first quarter of fiscal 2012 and early adoption is permitted.

12.	Litigation

In connection with the acquisition of Fiberxon LLC (“Fiberxon”) in July 2007, MRV recorded a potential deferred consideration payable related to post-acquisition obligations of MRV pursuant to the purchase agreement. In June 2012, the Company and Source Photonics, LLC (“Source Photonics”), a former subsidiary of the Company that the Company is obligated to indemnify with respect to certain litigation, entered into a Settlement and Mutual Release Agreement with certain former officers, directors and stockholders of Fiberxon (collectively, the “Fiberxon Plaintiffs”) to settle claims among the Company, Source Photonics and the Fiberxon Plaintiffs.

Pursuant to the settlement agreement, MRV will pay out $2.4 million to the Fiberxon Plaintiffs in consideration for the mutual release of the parties for all claims related to the Company's acquisition of Fiberxon in July 2007, and other claims and lawsuits held or filed by the Fiberxon Plaintiffs and the Company. An additional $2.2 million accrued reserve was released in connection with the settlement agreement. See Item 2, "Management's Discussion and Analysis to Consolidated Financial Statements," Quarterly Comparison, Other Gain (Loss), Net.

                In connection with the Company's past stock option grant practices, MRV and certain of its current and former directors and officers have been subjected to a number of stockholder lawsuits. In June 2008, MRV announced that the Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon due to MRV's intention to restate its financial results from 2002 through 2008 to correct its accounting for option grants and other issues. From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of MRV's current and former officers and directors, seeking to recover from the defendants unspecified compensatory and punitive damages, to require MRV to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options, and to recover costs of suit, including legal and other professional fees and other equitable relief.

                The class action lawsuits were settled in November 2010, and the federal and California state derivative lawsuits are on-going. To date, a majority of the costs related to the Company's and defendants' defense of these actions have been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, if litigation continues and the insurance coverage amounts are depleted, the Company may be asked to advance funds to cover its indemnification obligations for its current and past directors and officers who are defendants in this matter, and will continue to incur its own legal expenses. Any such future obligations are not determinable at this time. As of June 30, 2012, approximately $750,000 in coverage remains available under the Company's policies.

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

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration group. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $3.4 million from discontinued operations, net of income tax expense for the six months ended June 30, 2011.

On March 29, 2012, the Company completed the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary CES Creative Electronic Systems SA ("CES"). The sale was completed pursuant to a Stock Purchase Agreement (the "Purchase Agreement"), dated as of December 2, 2011, with CES Holding SA, as Purchaser, represented for purpose of the Agreement by Vinci Capital Switzerland SA. The Purchase Agreement and sale of CES were approved by the Company's stockholders at the Company's annual meeting of stockholders held on January 9, 2012.The purchase price for CES paid on closing to the Company was CHF 25.8 million, or U.S. $28.4 million, with CHF 2.6 million, or U.S. $2.8 million of the proceeds going into an indemnification escrow account to be released in one year to the Company (subject to any indemnification claims that may be brought by Purchaser). Cash proceeds to the Company were $24.2 million upon closing net of the escrowed funds and other closing costs.

The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $8.0 million and $2.6 million from discontinued operations, net of income tax expense, for the six months ended June 30, 2012 and 2011, respectively. The net income from discontinued operations for the six months ended June 30, 2012 includes an $8.6 million gain partially offset by a $0.1 million operating loss and $0.5 million in withholding tax expense.

The statements of operations for the six months ended June 30, 2012 and 2011 that would have been included if CES had not been sold and the assets and liabilities of CES that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Six months ended June 30:	2012	2011
Revenue	$6,829	$17,757
Income (loss) before income taxes	(135)	3,484
Provision for income taxes	—	869
Income (loss) from operations of discontinued operations	(135)	2,615
Net income (loss) from discontinued operations, net of income taxes	$(135)	$2,615

December 31, 2011
Cash and cash equivalents	$12,364
Time deposits	1,281
Accounts receivable, net	5,310
Inventories	4,029
Other current assets	1,826
Total current assets	24,810
Property and equipment, net	2,571
Goodwill	12,843
Other assets	(119)
Total assets	$40,105
Accounts payable	$705
Accrued liabilities	1,802
Other current liabilities	729
Non-current liabilities	467
Total liabilities	$3,703

14. Accounts Receivable Factoring

The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. The Company's credit facility agreement permits the factoring of up to €15.0 million euros or, $18.9 million in U.S. dollars as of June 30, 2012, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in "interest" in the consolidated statement of income in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

As of June 30, 2012, the Company had sold $26.2 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivable at that date. At December 31, 2011, the Company had sold $21.8 million of accounts receivable under these agreements. The related outstanding balances on these amounts were $9.2 million and $10.1 million as of June 30, 2012 and December 31, 2011, respectively.

15. Dividend

On May 1, 2012, the Company's Board of Directors declared a dividend and payment to option holders totaling approximately $47.3 million, or $0.30 per share of the Company's Issued Common Stock. The dividend was paid on May 25, 2012 to holders of record as of the close of business on May 16, 2012. The Board also approved a staggered cash payment to option holders equal to the loss in the Black-Scholes fair value of their options as a result of the dividend. Restricted stockholders received per share payments in the same amount as the Company's stock holders promptly following payment of the dividend. Option holders who provide service to the Company at the time of the payment of the dividend received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and will receive 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control, or a sale of the business unit in which the option holder is employed. Option holders with unvested options will receive the cash payment in 12 months, subject to the same conditions described above.

16. Subsequent Event

On August 1, 2012 the Company entered into a Share Purchase Agreement with IJ Next, an acquisition vehicle for Holding Baelen Gaillard of Paris, France, to purchase all of the shares of Pedrena Enterprises B.V. (“Pedrena”) held by the Company. Pedrena is the parent company of Interdata, the Company's Network Integration subsidiary in France.  The terms of the agreement include payment of 14.6 million euros 18.1 million USD) in cash. As of June 30, 2012, Pedrena had consolidated net cash (cash on hand, less negotiated liabilities) totaling 1.0 million euros (1.2 million USD). The transaction is conditioned upon the Company receiving stockholder approval for the transaction, the termination of certain contracts between Interdata/J3TEL and the Company and its subsidiaries and the adoption of a new contract between Interdata/J3TEL and the Company's subsidiary, MRV Communications - Boston Division, Inc., and Interdata and J3TEL meeting certain revenue, margin and booking percentages (unless such conditions are waived). The closing is expected to occur by the end of October 2012. In addition, the Company and IJ Next entered into a Representations and Warranties Agreement on August 1, 2012 (the “Representation and Warranties Agreement”) related to the transaction. The Representations and Warranties Agreement contains customary representations, warranties and covenants, as well as customary indemnification obligations. In addition, the Representation and Warranties Agreement contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the transaction, and if the Company's cash falls below 20 million USD prior to December 31, 2013, the Company will deposit 1.5 million euros (or U.S. equivalent) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company filed a preliminary proxy statement requesting stockholder approval of this transaction on August 8, 2012.

In addition, on July 20, 2012 the Company entered into a Letter of Intent to sell 100 percent of the outstanding shares of Alcadon, its network integration subsidiary in Sweden to Deltaco AB (publ) (“Deltaco”) of Stockholm, Sweden that is non-binding except to its exclusivity and other miscellaneous provisions.  The terms of the agreement include payment of approximately $8.5 million plus net cash, which is approximately $2.0 million as of June 30, 2012. The stock purchase agreement is expected to contain customary terms, conditions, representations, warranties and covenants for an acquisition of this nature, including customary indemnification provisions. It is expected that the purchase agreement will contain limited representations relating to the operations of Alcadon. It is further expected that 10% of the purchase price will be placed in escrow at closing which escrow would be released to MRV (subject to any pending claims thereon) no later than December 31, 2012. The Company filed a preliminary proxy statement requesting stockholder approval of this transaction on August 9, 2012.

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

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products and our ability to succeed in entering new markets, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts and general pricing pressure in certain of our markets, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, maintenance of our inventory and production backlog, supply constraints directly or indirectly caused by natural disasters, litigation, including but not limited to litigation related to MRV's historical stock option granting practices, the long-term strategy of the Company's Board if Directors and management may not achieve the expected results, and the proposed sales of Interdata and Alcadon may not close or we may not even enter into a definitive agreement for Alcadon.

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2011 Form 10-K and as set forth in item 1A of Part II of this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

Overview

We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) the Network Equipment group; and (b) the Network Integration group. We evaluate segment performance based on the revenue, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below for operating income (loss) for each segment. Our Network Equipment group provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration group operates primarily in Italy, France, and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by Optical Communication Systems ("OCS"), the subsidiary that makes up substantially all of our Network Equipment group. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, France, Germany, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, South Africa, Sweden, Taiwan, and the United Kingdom. For the three months ended June 30, 2012, and 2011, foreign revenue constituted 60% and 59%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

In May 2012 we declared a special dividend to stockholders of $47.3 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring the dividend, and determined the $47.3 million to be excess capital. We believe that after the dividend, the Company should continue to have sufficient capital to meet our expected capital needs. At June 30, 2012 we had $43.4 million in cash and cash equivalents, $2.7 million in restricted time deposits and $6.3 million in short-term debt.

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

Accounting for Multiple-Element Arrangements entered into prior to January 1, 2011. Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software-related elements, we apply the provisions of ASC 985-605 Software to the software and software-related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.

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

Inventory.    We make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record an adjustment to the cost basis equal to the difference between the cost of the inventory and the estimated net realizable market value. This adjustment is recorded as a charge to cost of goods sold, and includes estimates for excess quantities and obsolete inventory. If changes in market conditions result in reductions in the estimated market value of our inventory below previous estimates, we would make further adjustments in the period in which we make such a determination and record a charge to cost of goods sold. At the time of recording the adjustment, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of, or increase in, that newly established cost basis.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Taiwan dollar and the Israeli new shekel. For the six months ended June 30, 2012 and 2011, 60% and 59% of revenue, respectively and 36% and 29% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the six months ended June 30, 2012, these currencies were stronger against the U.S. dollar compared to the six months ended June 30, 2011, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$55,020	100%	$59,232	100%	$103,391	100%	$112,403	100%
Network Equipment group	21,519	39	24,733	42	41,938	41	47,249	42
Network Integration group	36,955	67	38,374	65	67,425	65	73,728	66

Gross profit (3)	18,954	34	23,680	40	36,113	35	43,360	39
Network Equipment group	9,993	46	13,163	53	20,037	48	24,753	52
Network Integration group	8,811	24	10,667	28	15,780	23	19,198	26

Operating expenses (4)	22,308	41	21,929	37	43,092	42	41,869	37
Network Equipment group	10,332	48	12,206	49	21,804	52	23,247	49
Network Integration group	9,315	25	6,264	16	15,195	23	11,957	16

Operating loss (3) (4)	(3,354)	(6)	1,751	3	(6,979)	(7)	1,491	1
Network Equipment group	(340)	(2)	956	4	(1,767)	(4)	1,506	3
Network Integration group	(503)	(1)	4,403	11	585	1	7,241	10

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

Three months ended June 30, 2012 Compared to Three months ended June 30, 2011

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$21,519	$24,733	$(3,214)	(13)%	(13)%
Network Integration group	36,955	38,374	(1,419)	(4)	8
Before intersegment adjustments	58,474	63,107	(4,633)	(7)	—
Intersegment adjustments (2)	(3,454)	(3,875)	421	(11)	(12)
Total	$55,020	$59,232	$(4,212)	(7)%	1%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the second quarter of 2012 decreased $4.2 million, or 7%, compared to the second quarter of 2011, due primarily to a $3.2 million, or 13%, decrease in Network Equipment revenue, and to a lesser extent a $1.4 million, or 4%, decrease in Network Integration group revenue, partially offset by a $0.4 million, or 11%, decrease in intersegment sales from the Network Equipment group to the Network Integration group, which are eliminated in consolidation.

Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group decreased $3.2 million, or 13%, in the second quarter of 2012 compared to the second quarter of 2011. Our OCS division had decreased revenue this quarter of 13% due primarily to a decrease in product revenues partially offset by an increase in service revenue. Sales for all product categories were down from last year except for fiber optic components revenue, which was slightly up over last year. In addition, service revenues were down form last year. Geographically, the decrease at OCS was across Americas, Asia Pacific, and Other geographies.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2012	2011	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$13,033	$15,226	$(2,193)	(14)%
Europe	3,718	3,224	494	15
Asia Pacific	1,314	2,400	(1,086)	(45)
Other regions	—	8	(8)	(100)
Total external sales	18,065	20,858	(2,793)	(13)
Sales to Network Integration group:
Europe	3,454	3,875	(421)	(11)
Total intersegment sales	3,454	3,875	(421)	(11)
Total Network Equipment revenue	$21,519	$24,733	$(3,214)	(13)%

Network Integration Group.    Revenue generated from the Network Integration group decreased $1.4 million, or 4%, in the second quarter of 2012 compared to the second quarter of 2011. The decline in revenue was related to Alcadon, our Scandinavian subsidiary, and was primarily due to an 5% decrease in local currency and lower sales of non-MRV products. At Interdata, our French subsidiary, revenue was slightly down from prior year. These declines were partially offset by an increase in revenue at Tecnonet S.p.A. ("Tecnonet"), our Italian subsidiary. Revenue at Tecnonet increased by 6% due in part to recognition upon acceptance of previously installed equipment at two major customers and an increase in service revenue, which was offset by a 12% decrease in local currency. Revenue would have been $4.4 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. All revenue in the Network Integration group was generated in Europe.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$9,993	$13,163	$(3,170)	(24)%	(25)%
Network Integration group	8,811	10,667	(1,856)	(17)	(8)
Before intersegment adjustments	18,804	23,830	(5,026)	(21)	(17)
Adjustments (2)	150	(150)	300	(200)	(199)
Total	$18,954	$23,680	$(4,726)	(20)%	(16)%

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

Consolidated gross profit decreased $4.7 million, or 20%, in the second quarter of 2012 compared to the prior year second quarter, due to the 7% decrease in revenue and a decrease in gross margin from 40% to 34%. The decline in average gross margins relates to both the Network Equipment group and the Network Integration group where the sales of higher margin products fell resulting in lower overall gross margin dollars as a percent of sales. In addition there was a decrease in sales from the Network Equipment group to the Network Integration group. Gross profit would have been $1.0 million higher if foreign currency exchange rates had remained the same as they were in the second quarter of 2011.

Network Equipment Group.  The $3.2 million, or 24%, decrease in gross profit for the Network Equipment group was due to a 13% decrease in revenue, as well as a decrease in average gross margin from 53% to 46%. The decline in average gross margin is primarily due to lower margins at OCS which were influenced by a $0.8 million write down of excess inventory held for sale service support, increased pricing pressures resulting in higher customer discounts, and a change in product mix. In the second quarter 2012, the effect of foreign currency exchange rates remained relatively the same as in 2011.

Network Integration Group.  Gross profit for the Network Integration group decreased $1.9 million, or 17%. The decrease was driven by a 4% decrease in revenue and by a decrease in average gross margins from 28% to 24%. Average gross margins were down due to declines at Tecnonet and Interdata, that were largely driven by increased pricing pressure, change in product mix, and a lower service margins. Gross margins at Alcadon experienced only a modest decrease from prior year. Gross profit would have been $1.0 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended June 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$10,332	$12,206	$(1,874)	(15)%	(15)%
Network Integration group	9,315	6,264	3,051	49%	73
Total segment operating expenses	19,647	18,470	1,177	6%	(15)
Corporate unallocated operating expenses and adjustments (2)	2,661	3,459	(798)	(23)%	(24)
Total	$22,308	$21,929	$379	2%	9%

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

Consolidated operating expenses in 2012 were $22.3 million, or 41% of revenue, and included a $3.7 million impairment charge related to Alcadon. Excluding this charge, operating expenses in the second quarter were $18.6 million, or 34% of revenue, compared to $21.9 million, or 37% of revenue, in 2011, a decrease of $3.3 million, or 15%. This was due to a decrease in the Network Equipment group of $1.9 million, a decrease in corporate unallocated operating expenses of $0.8 million and a decrease in Network Integration operating expenses of $0.6 million.

Corporate expenses were lower in 2012 as the second quarter of 2011 had non-recurring expenses such as as $0.7 million of legal fees related to Board activities and $0.6 million in share based compensation for our former CEO. This was partially offset by an increase of $0.4 million in additional consulting fees relative to the second quarter of 2011. Operating expenses would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011. Operating expenses included share-based compensation of $0.2 million and $0.8 million in 2012 and 2011, respectively.

Network Equipment Group.    Operating expenses in the Network Equipment group for 2012 were $10.3 million, or 48% of revenue, compared to $12.2 million, or 49% of revenue in 2011. The $1.9 million, or 15%, decrease was due to a $1.2 million decrease in lower labor costs, $0.5 million decrease in consulting fees, and a decrease in other operational support costs. In the second quarter 2012, the effect of foreign currency exchange rates remained relatively the same as in 2011.

Network Integration Group.    Operating expenses in the Network Integration group for 2012 were $9.3 million, which included a $3.7 million goodwill impairment charge related to our Scandinavian subsidiary. Excluding this charge, Network Integration Group operating expenses were $5.6 million or 15% of revenue, compared to $6.3 million, or 16% of revenue, in 2011. The $0.6 million decrease was primarily due to a $0.7 million decrease in labor cost and a $0.4 million decrease in marketing and consulting related costs. These costs were partially offset by an increase of $0.5 million in severance for an officer at Interdata. Operating expenses would have been $1.2 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2012	2011	$ Change	% Change	% Change constant currency(1)
Network Equipment group	$(340)	$956	$(1,296)	(136)%	(144)%
Network Integration group	(503)	4,403	(4,906)	(111)	(123)
Total segment operating income (loss)	(843)	5,359	(6,202)	(116)	(126)
Corporate unallocated and adjustments (2)	(2,511)	(3,608)	1,097	30	(32)
Total	$(3,354)	$1,751	$(5,105)	(292)%	(322)%

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

The $4.7 million, or 20%, decrease in gross profit and the $0.4 million, or 2%, increase in operating expenses primarily led to a $5.1 million decrease in operating losses representing a decline in operating margin from 3% to (6)%. Our operating loss for the quarter ended June 30, 2012 would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011. Operating losses included share-based compensation expense of $0.2 million and $0.8 million in 2012 and 2011, respectively.

Network Equipment Group.    The Network Equipment group reported an operating loss of $0.3 million and an operating profit of $1.0 million in 2012 and 2011, respectively. The decrease was due to a $3.2 million decrease in gross profit and $1.9 million decrease in operating expenses. Operating margin was (2)% in 2012 and 4% in 2011.

Operating losses would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    The Network Integration group reported operating loss of $0.5 million for 2012, compared to operating income of $4.4 million for 2011. The $4.9 million decrease was due to the $1.9 million decrease in gross profit and a $3.1 million increase in operating expenses. The Network Integration group operating margin was (1)% in the second quarter of 2012 compared to 11% in the second quarter of 2011. Operating income would have been $0.1 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Interest Expense and Other Income, Net

Interest expense stayed consistent at $0.2 million in three month periods ending June 30, 2011 and 2012. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlements. In 2012, we recognized a $2.2 million gain on settlement of litigation that had previously been reserved. See Note 12, Litigation. We recognized a net loss of $0.2 million on foreign currency transactions in 2012 compared to a $0.6 million net loss in 2011.

Provision for Income Taxes

The tax provision for the second quarter of 2012 and 2011 was $0.5 million and $1.3 million in expense, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on the loss in the second quarter of 2012 is due to $3.7 million in non-deductible goodwill write-off expense. The expense in 2011 is primarily due to an increase in pre-tax income in the jurisdictions where we pay taxes, particularly at OCS in Israel and Interdata in France. In addition, the full effect of the write down of Alcadon's goodwill ($3.7 million) was reflected in the second quarter of 2012.

Tax Loss Carryforwards

As of December 31, 2011, we had net operating losses ("NOLs") of $227.4 million, $161.8 million, and $89.9 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2012 the U.S. federal and state NOLs had a full valuation allowance.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$41,938	$47,249	$(5,311)	(11)%	(11)%
Network Integration group	67,425	73,728	(6,303)	(9)	(1)
Before intersegment adjustments	109,363	120,977	(11,614)	(10)	(5)
Intersegment adjustments (2)	(5,972)	(8,574)	2,602	(30)	(30)
Total	$103,391	$112,403	$(9,012)	(8)%	(3)%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the six months ended June 30, 2012 decreased $9.0 million, or 8%, compared to the comparable period of 2011, due primarily to a $6.3 million, or 9%, decrease in Network Integration group revenue as well as to a $5.3 million, or 11%, decrease in Network Equipment revenue, partially offset by a $2.6 million, or 30%, decrease in intersegment sales from the Network Equipment group to the Network Integration group, which are eliminated in consolidation. Consolidated revenue would have been $5.9 million higher if foreign currency exchange rates had remained the same as they were in the first six months of 2011.

Network Equipment Group.    Revenue, including intersegment revenue, generated from the Network Equipment group decreased $5.3 million, or 11%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Our OCS division had decreased revenue of 11% these six months due primarily to a decrease in product revenues. Product sales of out-of-band networking were down from last year and we had weaker fiber optic components revenue. Geographically, the decrease at OCS was across all regions.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2012	2011	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$25,883	$26,727	$(844)	(3)%
Europe	7,831	7,375	456	6
Asia Pacific	2,252	4,560	(2,308)	(51)
Other regions	—	13	(13)	(100)
Total external sales	35,966	38,675	(2,709)	(7)
Sales to Network Integration group:
Europe	5,972	8,574	(2,602)	(30)
Total intersegment sales	5,972	8,574	(2,602)	(30)
Total Network Equipment revenue	$41,938	$47,249	$(5,311)	(11)%

Network Integration Group.    Revenue generated from the Network Integration group decreased $6.3 million, or 9%, in the first six months of 2012 compared to the first six months of 2011. The decline in revenue was primarily due to Interdata, our French subsidiary, representing a 12% decrease in local currency, due to a slowdown in the local telecom market and delays in project deliveries. In addition, at Tecnonet, our Italian subsidiary, revenue fell by 2% due to the weakening in the Italian telecom market and a slowdown of equipment orders from customers. At Alcadon, our Scandinavian subsidiary, revenue slightly decreased due to lower sales of non-MRV products as well as a loss of a major customer in the second quarter. Revenue would have been $5.8 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. All revenue in the Network Integration group was generated in Europe.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$20,037	$24,753	$(4,716)	(19)%	(19)%
Network Integration group	15,780	19,198	(3,418)	(18)	(11)
Before intersegment adjustments	35,817	43,951	(8,134)	(19)	(16)
Adjustments (2)	296	(591)	887	(150)	(150)
Total	$36,113	$43,360	$(7,247)	(17)%	(14)%

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

Consolidated gross profit decreased $7.2 million, or 17%, due to the 8% decrease in revenue and a decrease in gross margin from 39% to 35%. The decline in average gross margins was due to decline in gross margin in both the Network Equipment group and the Network Integration group, as well as to a decrease in sales from the Network Equipment group to the Network Integration group. Gross profit would have been $1.4 million higher if foreign currency exchange rates had remained the same as they were in the first six months of 2011.

Network Equipment Group.    The $4.7 million, or 19%, decrease in gross profit for the Network Equipment group was due to an 11% decrease in revenue, as well as a decrease in average gross margin from 52% to 48%. The decline in average gross margin is primarily due to lower margins at OCS which were influenced by increased pricing pressures resulting in higher customer discounts and by a change in product mix. In addition, service margins were lower due to higher labor costs and service related inventory write downs. Gross profit would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    Gross profit for the Network Integration group decreased $3.4 million, or 18%. The decrease was driven by a 9% decrease in revenue and by a decrease in average gross margins from 26% to 23%. Average gross margins were down due to declines at Tecnonet and Interdata, that were largely driven by change in product mix and lower margins on service revenue. Gross margins at Alcadon were flat. Gross profit would have been $1.4 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Six Months Ended June 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$21,804	$23,247	$(1,443)	(6)%	(6)%
Network Integration group	15,195	11,957	3,238	27%	42%
Total segment operating expenses	36,999	35,204	1,795	5%	10%
Corporate unallocated operating expenses and adjustments (2)	6,093	6,665	(572)	(9)%	(9)%
Total	$43,092	$41,869	$1,223	3%	7%

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

Consolidated operating expenses were $43.1 million, or 42% of revenue, in 2012 compared to $41.9 million, or 37% of revenue, in 2011, an increase of $1.2 million, or 3%. The increase was primarily driven by operating expenses in the Network Integration group, $3.2 million, which was partially offset by decreases in operating expenses in the Network Equipment Group of $1.4 million and corporate unallocated operating expenses of $0.6 million. Corporate expenses in the first half of 2011 included non-recurring expenses primarily $0.7 million of legal fees related to Board activities and $1.0 million of relatively higher share-based compensation, particularly of our former CEO. Corporate operating expenses overall decreased due to these expenses not recurring but were offset by $0.6 million for our former CFO and VP, Finance and a $0.4 million increase in consulting fees. Operating expenses would have been $1.5 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. Operating expenses included share-based compensation of $0.5 million and $1.6 million in 2012 and 2011, respectively.

Network Equipment Group.    Operating expenses in the Network Equipment group for 2012 were $21.8 million, or 52% of revenue, compared to $23.2 million, or 49% of revenue in 2011. The $1.4 million, or 6%, decrease was due to a $1.4 million increase in operating expenses at OCS. Network Equipment group operating expenses in the first half of 2011 included $0.9 million of consulting costs for strategically focused initiatives and recruiting fees that are non-recurring. Operating expenses would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    Operating expenses in the Network Integration group for 2012 were $15.2 million, or 23% of revenue, compared to $12.0 million, or 16% of revenue, in 2011. The $3.2 million, or 27%, increase in operating expense was primarily due to $0.8 million in severance at Interdata and $3.7 million of goodwill impairment at Alcadon. These were offset by lower SG&A labor costs, marketing activities and consulting fees. Operating expenses would have been $1.3 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2012	2011	$ Change	% Change	% Change constant currency(1)
Network Equipment group	$(1,767)	$1,506	$(3,273)	(217)%	(222)%
Network Integration group	585	7,241	(6,656)	(92)	(98)
Total segment operating income (loss)	(1,182)	8,747	(9,929)	(114)	(120)
Corporate unallocated and adjustments (2)	(5,797)	(7,256)	1,459	20	(21)
Total	$(6,979)	$1,491	$(8,470)	(568)%	(601)%

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

The $7.2 million, or 17%, decrease in gross profit and the $1.2 million, or 3%, increase in operating expenses primarily led to a $8.5 million decrease in operating income representing a decline in operating margin from 1% to (7)%. Our operating loss would have been $0.1 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011. Operating losses included share-based compensation expense of $0.5 million and $1.6 million in 2012 and 2011, respectively.

Network Equipment Group.    The Network Equipment group reported an operating loss of $1.8 million and an operating profit of $1.5 million in 2012 and 2011, respectively. The decrease was due to a $4.7 million decrease in gross profit and $1.4 million decrease in operating expenses. Operating margin was (4)% in 2012 and 3% in 2011. Operating losses would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    The Network Integration group reported operating income of $0.6 million for 2012, compared to operating income of $7.2 million for 2011. The $6.7 million decrease was due to the $3.4 million decrease in gross profit and a $3.2 million increase in operating expenses. The Network Integration group operating margin was 1% in 2012 compared to 10% in 2011. Operating income would have been $0.1 million lower in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Interest Expense and Other Income, Net

Interest expense was $0.5 million and $0.4 million in the six months ended June 30, 2012 and 2011, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlement. In the second quarter of 2012, we recognized a $2.2 million gain on settlement of litigation that had been previously reserved, see Note 12, Litigation. We recognized a net loss of $0.4 million on foreign currency transactions in 2012 compared to a $0.5 million net loss in 2011.

Provision for Income Taxes

The tax provisions for the six months ended June 30, 2012 and 2011 were $1.3 million and $2.5 million, respectively. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The decrease in income tax provision for 2012 is due to a decrease in pre-tax income in the jurisdictions where we pay taxes, particularly at OCS in Israel and Interdata in France. In addition, the full effect of the write down of Alcadon's goodwill ($3.7 million) was reflected in the second quarter of 2012.

Tax Loss Carryforwards

As of December 31, 2011, we had NOLs of $227.4 million, $161.8 million, and $89.9 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2012, the U.S. federal and state NOLs had a full valuation allowance.

Discontinued Operations

Income from discontinued operations for the six months ended June 30, 2011 includes $2.6 million in income related to the results of operation of CES and a net loss from results of operations of TurnKey of $3.4 million. The income from discontinued operations for the six months ended June 30, 2012 included a net loss from CES of $0.1 million and a net gain on disposal of $8.0 million. We completed the sale of CES on March 29, 2012 and the sale of TurnKey on May 6, 2011.

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Company's cash and restricted time deposits and escrow accounts decreased from $71.7 million to $46.1 million, a decrease of $25.6 million. Our cash inflows included $0.9 million in net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, changes in deferred tax assets, and allowance for doubtful accounts and the gain on sale of CES. Our cash flow from operations includes a change in current assets and liabilities of $1.8 million, primarily due to a decrease in accounts receivable of $10.8 million and an increase in deferred revenue of $4.1 million partially offset by a $3.1 million increase in inventory. There was also a combined decrease in accounts payable, accrued liabilities and income taxes payable of $12.9 million. Cash from investing activities includes $16.8 million in proceeds from the sale of the Company's CES subsidiary. This reflects the $7.3 million of cash that remained on the balance sheet at the closing of the sale and $2.8 million in sale proceeds that are in an indemnification escrow account to be released to the Company on March 31, 2013 subject to any indemnification claims that may be brought by the buyer. (See Note 13, "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q.) Cash provided by investing activities was offset by $1.9 million in purchases of property and equipment. Cash used in financing activities included a special dividend totaling $47.3 million on the outstanding shares of the Company's Common Stock to return excess cash to the Company's stockholders. (See Note 15, Dividend.) In addition, net payments on short-term debt and capital lease obligations of $13.4 million partially offset additional borrowings of $10.8 million.

We periodically review our capital position and consider returning capital to stockholders through special dividends when the cash on hand exceeds our foreseeable cash needs.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	June 30, 2012	December 31, 2011
Cash
Cash and cash equivalents	$43,372	$71,352
Restricted time deposits	2,721	380
	46,093	71,732
Short-term debt	6,266	8,987
Cash in excess of debt	$39,827	$62,745
Ratio of cash to debt (1)	7.4	8.0

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is at Tecnonet, our Italian Network Integration subsidiary and at Alcadon, our Swedish subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (dollars in thousands):

	June 30, 2012	December 31, 2011	Increase (decrease)
Lines of credit secured by accounts receivable	$6,266	$8,987	$(2,721)
Total short-term debt	$6,266	$8,987	$(2,721)

The decrease in short-term debt at June 30, 2012 includes net payments of $13.4 million, a reduction of 28% in local currency, partially offset by additional borrowings of $10.8 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	June 30, 2012	December 31, 2011
Current assets	$141,534	$198,762
Less: Current assets of discontinued operations	—	(24,810)
Current assets from continuing operations	141,534	173,952
Current liabilities	65,163	81,799
Less: Current liabilities from discontinued operations	—	(3,236)
Current liabilities from continuing operations	65,163	78,563
Working capital	$76,371	$95,389
Current ratio (1)	2.2	2.2

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the quarter ended June 30, 2012 we entered into an agreement with the plaintiffs of the Fiberxon litigation whereby MRV shall pay $2.4 million to the Fiberxon Plaintiffs in consideration for the mutual release of the parties for all claims related to the Company's acquisition of Fiberxon in July 2007, and other claims and lawsuits held or filed by the Fiberxon Plaintiffs. We had previously reserved approximately $4.5 million for this potential deferred obligation and released $2.2 million of the accrued liability related to these matters into income. We deposited the $2.4 million in an escrow account which was released during the third quarter of fiscal year 2012 following validation of the individual plaintiff releases.

In addition, since December 31, 2011 there was a net $0.2 million increase in our capital lease obligations. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

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

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of June 30, 2012, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of June 30, 2012, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 56% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the six months ended June 30, 2012 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2011. For the six months ended June 30, 2012, we had approximately:

•	$45.6 million in cost of goods and operating expenses recorded in euros;

•	$15.5 million in cost of goods and operating expenses recorded in Swedish kronor; and

•	$1.0 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the six months ended June 30, 2012, our costs would have increased to approximately:

•	$50.1 million cost of goods and operating expenses recorded in euros;

•	$17.0 million in cost of goods and operating expenses recorded in Swedish kronor; and

•	$1.1 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	June 30, 2012	December 31, 2011
U.S. dollars	$28,691	$55,552
Euros	8,607	8,233
Taiwan dollars	26	26
Norwegian kronor	1,136	1,026
Swedish kronor	3,851	5,168
Israeli new shekels	787	1,229
Other	274	118
Total cash and cash equivalents	$43,372	$71,352

Macro-economic uncertainties.  We believe that the recent downturn in global markets has affected our revenues and operating results, particularly in the Italian and other European markets and more recently the markets in the United States, and that conditions may worsen.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins.  Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.  Accordingly, we are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenue and operating results.

Valuation and qualifying accounts.

Accounts Receivable Reserve	Six months ended
June 30, 2012
Balance at beginning of period	$1,672
Charged to expense	14
Write-offs	(74)
Foreign currency translation adjustment	(26)
Balance at end of period	$1,586

Product Warranty Reserve	Six months ended
June 30, 2012
Beginning balance	$1,098
Cost of warranty claims	(345)
Accruals for product warranties	356
Foreign currency translation adjustment	—
Total	$1,109

Item 4.	Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with this evaluation as to whether there have been changes, management identified control deficiencies at one of our business units which may rise to the level of a material weakness. We are continuing the process of evaluating and addressing these matters, and are unable to determine their materiality until that evaluation is complete.

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
Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters and a trial date has been scheduled for April 2013. A Special Litigation Committee created by the Board engaged counsel to conduct an investigation to evaluate the benefits to the Company of continuing the litigation. Upon completion of their investigation, the committee will make a recommendation to the court, which recommendation may or may not be taken under considered by the court. The Company and plaintiffs in the federal and state derivative lawsuits have attended several mediations but have not been successful in reaching a settlement of these claims to date.
Fiberxon Acquisition Litigation
In June 2012, the Company and Source Photonics, LLC (“Source Photonics”), a former subsidiary of the Company that the Company is obligated to indemnify with respect to certain litigation, entered into a Settlement and Mutual Release Agreement with certain former officers, directors and stockholders of Fiberxon LLC (“Fiberxon”), a corporation acquired by MRV in July 2007 (collectively, the “Fiberxon Plaintiffs”) to settle claims among the Company, Source Photonics and the Fiberxon Plaintiffs.

Pursuant to the settlement agreement, MRV paid $2.4 million to the Fiberxon Plaintiffs in consideration for the mutual release of the parties for all claims related to the Company's acquisition of Fiberxon in July 2007, and other claims and lawsuits held or filed by the Fiberxon Plaintiffs and the Company. This settlement concluded the final litigation outstanding that the Company was defending pursuant to its indemnification obligations under a sale purchase agreement it entered into in 2010 for the sale of Source Photonics and related entities.

The results of any litigation are inherently uncertain, and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 1A.	Risk Factors

We have concluded our strategic process, and have adopted a new strategy involving the planned divestiture of our Network Integration businesses in Europe and the retention of our Network Equipment business, and there can be no assurance that any transaction will result from these activities or that we will successfully operate and grow the Network Equipment business.
In a current report on Form 8-K filed on September 2, 2011, the Company announced that it was exploring strategic alternatives with respect to it OCS division, and CES, its Swiss subsidiary in the aerospace and defense industry. The Company engaged Oppenheimer & Co. Inc. as a financial advisor in connection with OCS, and Headwaters BD, LLC for CES. In a current report on Form 8-K filed on February 8, 2012, the Company announced that it had expanded the engagement of Oppenheimer & Co. Inc. as its financial advisor, to include a review of the strategic alternatives for all of the Company, including the OCS division, the European Network Integration subsidiaries and the assets and liabilities of the parent company. On August 9, 2012, we announced the conclusion of this strategic process, in which we determined to pursue divestiture of each of our Network Integration businesses and retain, build and invest in our Network Equipment business. In furtherance of this strategy, we have entered into a share purchase agreement for the sale of our French subsidiary, Interdata (and its Dutch parent entity and French subsidiary), and have entered into a letter of intent which anticipates a potential sale of our Swedish subsidiary, Alcadon. We have also retained the investment bank Headwaters BD, LLC, to evaluate and explore strategic alternatives for our Italian subsidiary, Tecnonet.
The announcements themselves could create concerns and uncertainty among our customer base and among our employees regarding the Company's future, and the future of the individual business units. While we have signed definitive agreements relating to the sale of Interdata, the transaction remains subject to certain conditions precedent, including MRV stockholder approval and Interdata and J3TEL meeting certain revenue, margin and booking targets. We have entered into a non-binding letter of intent that contemplates the potential sale of Alcadon and provides the prospective purchaser a limited period of exclusivity. There can be no assurance that we will be able to negotiate, execute and deliver definitive agreements between the parties, nor that we will receive approval from our stockholders.
We cannot assure you that either the proposed Interdata or Alcadon transactions will close, or that the process we initiated for the sale of Tecnonet will result in a sale of that business on acceptable terms. We also can give no assurance that any potential transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any actions, developments or transactions may be dependent on factors that may be beyond the Company's control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 6.	Exhibits

(a)	Exhibits

No.	Description

10.1
Share Purchase Agreement, dated as of August 1, 2012, between the Company, as Seller, and IJ Next, as Purchaser in the presence of Holding Baelen Gaillard (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 7, 2012)

10.2
Representations and Warranties Agreement, dated as of August 1, 2012, between the Company, as warrantor, and IJ Next, as beneficiary (incorporated by reference from Exhibit 10.2 of Form 8-K filed on August 7, 2012)

10.3	Settlement and Mutual Release Agreement, dated as of June 11, 2012, by and among the Company, Source Photonics LLC, Ying Lu, Jingchun Sun, Starry Holdings Limited, Min Wang and Chao Zhang

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2012.

MRV COMMUNICATIONS, INC.

/s/ Barry Gorsun
Barry Gorsun
Chief Executive Officer
Principal Executive Officer

/s/ Stephen Garcia
Stephen Garcia
Chief Financial Officer
Principal Financial Officer