Form 10-Q
period 2012-09-30
MRV COMMUNICATIONS INC
filed 2012-11-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of  November 9, 2012, 152,749,465 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements
MRV Communications, Inc.
Statements of Operations
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product revenue	$38,372	$40,102	$115,538	$126,307
Service revenue	13,241	14,091	39,466	40,289
Total revenue	51,613	54,193	155,004	166,596
Cost of sales	32,387	34,081	99,665	103,124
Gross profit	19,226	20,112	55,339	63,472
Operating expenses:
Product development and engineering	4,052	3,325	11,226	10,766
Selling, general and administrative	15,169	14,583	47,453	49,011
Impairment of Goodwill	1,055	—	4,689	—
Total operating expenses	20,276	17,908	63,368	59,777
Operating income (loss)	(1,050)	2,204	(8,029)	3,695
Interest expense	(82)	(217)	(540)	(653)
Gain from settlement of deferred consideration obligation	—	—	2,314	—
Other income (loss), net	57	(48)	24	(260)
Income (loss) from continuing operations before income taxes	(1,075)	1,939	(6,231)	2,782
Provision (benefit) for income taxes	1,252	(295)	2,573	2,217
Income (loss) from continuing operations	(2,327)	2,234	(8,804)	565
Income (loss) from discontinued operations, net of year to date income taxes of $0 in 2012 and $841 in 2011	—	(153)	7,975	(894)
Net income (loss)	$(2,327)	$2,081	$(829)	$(329)

Net income (loss) per share — basic (1):
From continuing operations	$(0.01)	$0.01	$(0.06)	$—
From discontinued operations	$—	$—	$0.05	$(0.01)
Net income (loss) per share — basic	$(0.01)	$0.01	$(0.01)	$(0.01)
Net Income (loss) per share — diluted (1):
From continuing operations	$(0.01)	$0.01	$(0.06)	$—
From discontinued operations	$—	$—	$0.05	$(0.01)
Net income (loss) per share — diluted	$(0.01)	$0.01	$(0.01)	$(0.01)
Weighted average number of shares:
Basic	155,314	157,535	156,939	157,518
Diluted	155,314	158,601	156,939	157,518
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Comprehensive Income (Loss)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	($2,327)	$2,081	($829)	($329)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) from available-for-sale securities	—	(1)	—	(2)
Foreign currency translation gain (loss)	1,511	(5,999)	894	2,219
Foreign currency translation effect realized upon divestiture of subsidiary	—	—	(12,599)	1,907
Total comprehensive income (loss)	($816)	($3,919)	($12,534)	$3,795

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$39,036	$71,352
Restricted time deposits	326	380
Accounts receivable, net	50,057	55,654
Other receivables	9,040	11,604
Inventories	30,873	28,134
Deferred income taxes	1,662	1,660
Other current assets	7,657	5,168
Current assets of discontinued operations	—	24,810
Total current assets	138,651	198,762
Property and equipment, net	6,442	6,789
Goodwill	324	5,156
Deferred income taxes, net of current portion	3,732	4,113
Intangibles, net	400	—
Other assets	749	574
Noncurrent assets of discontinued operations	—	15,295
Total assets	$150,298	$230,689

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$7,227	$8,987
Deferred consideration payable	233	4,615
Accounts payable	21,900	31,359
Accrued liabilities	22,341	20,924
Deferred revenue	11,741	10,985
Other current liabilities	236	1,693
Current liabilities of discontinued operations	—	3,236
Total current liabilities	63,678	81,799
Other long-term liabilities	6,230	6,209
Long-term liabilities from discontinued operations	—	467
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 320,000 shares
Issued — 161,285 shares in 2012 and 160,609 shares in 2011
Outstanding — 152,750 shares in 2012 and 157,806 in 2011	271	270
Additional paid-in capital	1,291,450	1,337,935
Accumulated deficit	(1,208,008)	(1,207,178)
Treasury stock — 8,535 shares in 2012 and 2,692 shares in 2011	(6,076)	(3,271)
Accumulated other comprehensive income	2,753	14,458
Total stockholders' equity	80,390	142,214
Total liabilities and stockholders' equity	$150,298	$230,689

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	($829)	($329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,620	1,831
Share-based compensation expense	839	1,995
Provision for doubtful accounts	51	325
Deferred income taxes	386	(1,155)
Gain on sale of deferred consideration litigation	(2,314)	—
Gain on disposition of property and equipment	28	21
Gain (loss) on sale of subsidiary	(7,936)	3,154
Impairment of goodwill and other intangibles	4,766	—
Changes in operating assets and liabilities:
Accounts receivable	5,495	4,767
Inventories	(3,060)	4,849
Other assets	2,276	2,790
Accounts payable	(8,493)	(7,754)
Accrued liabilities	(226)	(2,785)
Income tax payable	(1,863)	1,402
Deferred revenue	836	(1,035)
Other current liabilities	152	(2,352)
Net cash provided by (used in) operating activities	(8,272)	5,724
Cash flows from investing activities:
Purchases of property and equipment	(2,106)	(2,060)
Proceeds from sale of property and equipment	192	140
Purchases of intangibles	(400)	(474)
Proceeds from sale of subsidiaries, net of cash acquired	16,791	1,155
Investment in restricted time deposits	1,364	(157)
Release of restricted time deposits	—	270
Proceeds from sale or maturity of investments	—	13,474
Net cash provided by investing activities	15,841	12,348
Cash flows from financing activities:
Net proceeds from exercise of stock options	1	184
Purchase of treasury shares	(2,805)	(425)
Borrowings on short-term debt	19,421	34,403
Payments on short-term debt	(21,252)	(39,901)
Borrowing on long-term obligations	459	—
Dividend payment	(47,325)	—
Payments on long-term obligations	(230)	—
Net cash used by financing activities	(51,731)	(5,739)
Effect of exchange rate changes on cash and cash equivalents	(518)	420
Net increase (decrease) in cash and cash equivalents	(44,680)	12,753
Cash and cash equivalents, beginning of year (1)	83,716	141,001
Cash and cash equivalents, end of period	$39,036	$153,754
Supplement disclosure on following page.

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$320	$566
Cash paid during year for interest — discontinued operations	—	20
Cash paid during year for interest — Total	$320	$586
Cash paid during year for income taxes — continuing operations	$3,554	$2,124
Cash paid during year for income taxes — discontinued operations	295	811
Cash paid during year for income taxes — Total	$3,849	$2,935
The accompanying notes are an integral part of these financial statements.

(1)	The Cash and cash equivalents at the beginning of the periods presented include $12,364 and $7,222 from discontinued operations for September 30, 2012 and September 30, 2011, respectively.

MRV Communications, Inc.
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements include the accounts of MRV Communications, Inc. (“MRV” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required. As of September 30, 2012, all of the Company's subsidiaries were wholly-owned.

The consolidated financial statements included herein have been prepared by MRV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the SEC.

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

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2012, and the results of its operations for the three and nine months and its cash flows and comprehensive income (loss) for the nine months then ended. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of its wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"), and on March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES Creative Electronic Systems SA ("CES"). The historical financial results of TurnKey and CES prior to their respective dates of sale have been reclassified as discontinued operations for all periods presented. The related assets and liabilities of CES have been classified as assets and liabilities of discontinued operations in the Balance Sheet as of December 31, 2011. Cash flows from discontinued operations for CES and TurnKey are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for the nine months ended September 30, 2011. CES is also included in the nine months ending September 30, 2012.

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

The Company accounts for its marketable securities under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2012 and December 31, 2011, MRV did not hold any marketable securities.

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

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2012 (in thousands):

Nine months ended
September 30, 2012
Balance at beginning of period	$1,672
Charged to expense	51
Write-offs	(74)
Foreign currency translation adjustment	(2)
Balance at end of period	$1,647

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$4,339	$5,400
Work-in process	1,158	1,939
Finished goods	25,376	20,795
Total	$30,873	$28,134

6.	Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangibles with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. The following table summarizes the changes in the Company's goodwill accounts for the nine months ended September 30, 2012 in thousands.

	Network Equipment	Network Integration	Total (1)
Goodwill	$170,740	$21,662	$192,402
Accumulated impairment losses and amortization	(157,897)	(16,506)	(174,403)
Balance as of December 31, 2011	12,843	5,156	17,999

Divestiture of CES	(13,363)		(13,363)
Impairment of Alcadon goodwill		(3,711)	(3,711)
Impairment of Tecnonet goodwill		(1,055)	(1,055)
Foreign currency translation adjustment, net	520	(47)	473

Goodwill	171,466	21,287	192,753
Accumulated impairment losses and amortization	(171,466)	(20,963)	(192,429)
Balance as of September 30, 2012	$—	$324	$324

(1) Total includes goodwill and accumulated amortization of $170.7 million and $157.9 million, respectively, that are included in non current assets of discontinued operations as of December 31, 2011.

The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. During the three months ended September 30, 2012 the Company concluded that there was an indication of impairment to Tecnonet S.p.A, our Italian subsidiary. Below is a description of the Level 3 inputs used:

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Median)

Equity investment in Tecnonet	$20,100	Income approach-discounted cash flow ("DCF")	Weighted average cost of capital	19.8%-25.8% (22.8%)
			Long term growth rate	1.5%-4.5% (3.0%)

Based on the valuation of Tecnonet, the associated goodwill was determined to be impaired and was written off during the quarter ended September 30, 2012. Reasons for the impairment include lower revenue and lower profit forecast for the business due to worsening economic conditions in Italy. The amount of the impairment, $1.1 million, is equal to the total carrying amount of goodwill on the books as of September 30, 2012.

During the second quarter of 2012, the Company concluded that there was an indication of impairment to Alcadon-MRV AB ("Alcadon"), our Scandinavian subsidiary, which was subsequently sold in October 2012. Below is a description of the Level 3 inputs used:

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Median)

Equity investment in Alcadon	$13,100	DCF	Weighted average cost of capital	34.3%-40.3% (37.3%)
			Long term growth rate	1.5%-4.5% (3.0%)
	$11,900	Non-binding offer from third party	N/A	$11,900

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

The Company's remaining $0.3 million goodwill is recorded at Interdata, our French subsidiary which was subsequently sold in October 2012, in local currencies and converted into U.S. dollars at the balance sheet date. There was an unrealized loss of $0.1 million on the Interdata goodwill during the nine months ended September 30, 2012 due to the change in foreign currency rates from December 31, 2011 to September 30, 2012. The unrealized gain arising from the translation adjustment is recorded in accumulated other comprehensive income on the Balance Sheet. (See Note 17, Subsequent Events.)

Other intangibles consist of intellectual property purchased by an Israeli subsidiary of the comany during the quarter ended June 30, 2012. This asset was not in service as of June 30, 2012, therefore amortization of other intangible assets was zero for the three and nine months ended September 30, 2012 and September 30, 2011.

7.	Product Warranty

As of September 30, 2012 and December 31, 2011, MRV's product warranty liability recorded in accrued liabilities was $1.0 million and $1.1 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of one to two years.

The following table summarizes the change in product warranty liability during the nine months ended September 30, 2012 (in thousands):

Nine months ended
September 30, 2012
Beginning balance	$1,098
Cost of warranty claims	(495)
Accruals for product warranties	384
Total	$987

8.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding, excluding restricted shares which, although they are legally outstanding and have voting rights, are subject to vesting and are treated as common stock equivalents in calculating diluted income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding and dilutive potential shares of Common Stock from stock options outstanding during the period. Diluted shares outstanding also include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.

Restricted shares of 0.2 million and outstanding stock options to purchase 10.1 million shares were excluded from the computation of dilutive shares for the three months ended September 30, 2012 because of the net loss. Restricted shares of 0.1 million and outstanding stock options to purchase 9.2 million shares were included in the computation of dilutive shares for the three months ended September 30, 2011. In addition, for the three months ended September 30, 2012 there were no potentially dilutive shares, and in 2011, there were 1.0 million potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

Restricted shares of 0.2 million and outstanding stock options to purchase 9.6 million shares were excluded from the computation of dilutive shares for the nine months ended September 30, 2012 because of the net loss. Restricted shares of 0.1 million and outstanding stock options to purchase 7.7 million shares were excluded from the computation of dilutive shares for the nine months ended September 30, 2011. In addition, for the nine months ended September 30, 2012 and 2011, respectively, 0.1 million and 0.9 million potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended September 30,
	September 30,
	2012	2011	2012	2011
Cost of goods sold	$11	$20	$34	$52
Product development and engineering	9	26	30	107
Selling, general and administrative	327	351	750	1,792
Total share-based compensation expense (1)	$347	$397	$814	$1,951

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company granted 354,719 stock options during the nine months ended September 30, 2012 and the related average fair value was $0.48 per share. The average fair value of 786,502 restricted shares granted during the nine months ended September 30, 2012 was $0.81 per share. There were 1,931,361 options and 65,010 restricted shares granted during the nine months ended September 30, 2011. As of September 30, 2012, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $1.3 million, which is expected to be amortized over a weighted-average period of 1.6 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the nine months ended September 30, 2012:

Nine months ended September 30,	2012	2011
Risk-free interest rate	0.8%	2.0%
Dividend yield	—	—
Volatility	89.0%	87.0%
Expected life (in years)	5.5	5.9

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

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Network Equipment group	$23,310	$23,193	$65,248	$70,442
Network Integration group	30,763	34,380	98,188	108,108
Before intersegment adjustments	54,073	57,573	163,436	178,550
Intersegment adjustments	(2,460)	(3,380)	(8,432)	(11,954)
Total	$51,613	$54,193	$155,004	$166,596

Network Equipment revenue primarily consists of optical communication systems, that include Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, and the related service revenue and fiber optic components are sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.

One customer accounted for $28.8 million and $31.9 million of revenue in the Network Integration group, or
19% of total revenue, for both the nine months ended September 30, 2012 and 2011.

The same customer in the Network Integration group accounted for 7% and 8% of accounts receivable as of September 30, 2012, and December 31, 2011, respectively. Another customer accounted for 19% and 16% of accounts receivable as of September 30, 2012, and December 31, 2011, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Nine months ended September 30,
	September 30,
	2012	2011	2012	2011
Americas	$11,861	$13,977	$37,744	$40,717
Europe	34,182	38,717	109,438	119,808
Asia Pacific	5,570	1,498	7,822	6,057
Other regions		1		14
Total	$51,613	$54,193	$155,004	$166,596

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30, 2012	December 31, 2011
Americas	$1,788	$2,150
Europe	4,607	4,587
Asia Pacific	47	52
Total	$6,442	$6,789

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Nine months ended September 30,
	September 30,
	2012	2011	2012	2011
Gross profit
Network Equipment group	$12,306	$11,203	$32,342	$35,956
Network Integration group	7,116	8,954	22,897	28,152
Before intersegment adjustments	19,422	20,157	55,239	64,108
Corporate unallocated and intersegment adjustments (1)	(196)	(45)	100	(636)
Total	$19,226	$20,112	$55,339	$63,472

Depreciation expense
Network Equipment group	$286	$190	$745	$594
Network Integration group	155	106	472	354
Corporate	48	50	143	132
Total	$489	$346	$1,360	$1,080

Operating income (loss)
Network Equipment group	$2,163	$1,281	$396	$2,787
Network Integration group	903	3,702	1,488	10,943
Before intersegment adjustments	3,066	4,983	1,884	13,730
Corporate unallocated operating loss and adjustments (1)	(4,116)	(2,779)	(9,913)	(10,035)
Total	$(1,050)	$2,204	$(8,029)	$3,695

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Nine months ended
	September 30,
	2012	2011
Additions to Fixed Assets
Network Equipment group	$542	$944
Network Integration group	631	351
Corporate	81	201
Discontinued operations	852	564
Total	$2,106	$2,060

	September 30, 2012	December 31, 2011
Total Assets
Network Equipment group	$42,533	$45,512
Network Integration group	84,473	93,557
Corporate and intersegment eliminations	23,292	50,927
Discontinued operations	—	40,693
Total	$150,298	$230,689

	September 30, 2012	December 31, 2011
Goodwill
Network Integration group	324	5,156
Total	$324	$5,156

11.	Recent Accounting Pronouncements

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

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update was effective for the Company beginning in the first quarter of fiscal 2012 and did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012 the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350 ): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments in ASU 2012-02 also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company's consolidated financial statements.

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

Pursuant to the settlement agreement MRV paid $2.4 million to the Fiberxon Plaintiffs in the third quarter in consideration for the mutual release of the parties for all claims related to the Company's acquisition of Fiberxon in July 2007, and other claims and lawsuits held or filed by the Fiberxon Plaintiffs and the Company. An additional $2.2 million accrued reserve was released in connection with the settlement agreement. See Item 2, "Management's Discussion and Analysis to Consolidated Financial Statements," Quarterly Comparison, Other Gain (Loss), Net.

                In connection with the Company's past stock option grant practices, MRV and certain of its former directors and officers have been subjected to a number of stockholder lawsuits. In June 2008, MRV announced that the Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon due to MRV's intention to restate its financial results from 2002 through 2008 to correct its accounting for option grants and other issues. From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of MRV's former officers and directors, seeking to recover from the defendants unspecified compensatory and punitive damages, to require MRV to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options, and to recover costs of suit, including legal and other professional fees and other equitable relief.

                The class action lawsuits were settled in November 2010, and the federal and California state derivative lawsuits are on-going. To date, a majority of the costs related to the Company's and defendants' defense of these actions have been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, in this quarter we have accrued for estimated requests for payment for services of defense counsel and other parties through September 30, 2012 that exceed the limits of the insurance policy by $0.6 million. We have been asked to advance funds to cover purported indemnification obligations for our past directors and officers who are defendants in this matter, and will continue to incur our own legal expenses. Any such future obligations are not determinable at this time.

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with International Business Machines, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc., The Lemelson Foundation, Finisar Corporation and Apcon, Inc. in the past, and is currently in discussions with Alcatel-Lucent.

MRV and its subsidiaries have been named as a defendant in other lawsuits involving matters that the Company considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

13.	Discontinued Operations

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration group. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $3.4 million from discontinued operations, net of income tax expense for the nine months ended September 30, 2011.

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

The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $8.0 million and $2.4 million from discontinued operations, net of income tax expense, for the nine months ended September 30, 2012 and 2011, respectively. The net income from discontinued operations for the nine months ended September 30, 2012 includes an $8.6 million gain partially offset by a $0.1 million operating loss and $0.5 million in withholding tax expense.

The statements of operations for the nine months ended September 30, 2012 and 2011 that would have been included if CES had not been sold and the assets and liabilities of CES that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Nine months ended September 30,	2012	2011
Revenue	$6,829	$26,019
Income (loss) before income taxes	(135)	3,250
Provision for income taxes	—	821
Income (loss) from operations of discontinued operations	(135)	2,429
Net income (loss) from discontinued operations, net of income taxes	($135)	$2,429

December 31, 2011
Cash and cash equivalents	$12,364
Time deposits	1,281
Accounts receivable, net	5,310
Inventories	4,029
Other current assets	1,826
Total current assets	24,810
Property and equipment, net	2,571
Goodwill	12,843
Other assets	(119)
Total assets	$40,105
Accounts payable	$705
Accrued liabilities	1,802
Other current liabilities	729
Non-current liabilities	467
Total liabilities	$3,703

14. Accounts Receivable Factoring

The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. As of September 30, 2012 , the Company's credit facility agreements permit the factoring of up to €15.0 million, or $18.9 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in "interest" in the consolidated statement of income in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

As of September 30, 2012, the Company had sold $22.9 million of accounts receivable pursuant to these agreements, which represents the face amount of total outstanding receivable at that date. At December 31, 2011, the Company had sold $21.8 million of accounts receivable under these agreements. The related outstanding balances on these amounts were $5.0 million and $10.1 million as of September 30, 2012 and December 31, 2011, respectively.

15. Dividend

On May 1, 2012, the Company's Board of Directors declared a dividend and payment to option holders totaling approximately $47.3 million, or $0.30 per share of the Company's Common Stock. The dividend was paid on May 25, 2012 to holders of record as of the close of business on May 16, 2012. The Board also approved a staggered cash payment to option holders equal to the loss in the Black-Scholes fair value of their options as a result of the dividend. Restricted stockholders received per share payments in the same amount as the Company's stock holders promptly following payment of the dividend. Option holders who provided service to the Company at the time of the payment of the dividend received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and will receive 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control, or a sale of the business unit in which the option holder is employed. Option holders with unvested options will receive the cash payment in 12 months, subject to the same conditions described above.

16. Share Repurchase

On August 17, 2012, the Company entered into a Share Purchase Agreement (the "Agreement") with T2 Accredited Fund, L.P., T2 Qualified Fund, L.P. and Tilson Offshore Fund, Ltd. (collectively, the "Seller") to purchase 5,843,420 shares of the Company's Common Stock owned by the Seller at a price of $0.48 per share for an aggregate price of $2,804,842, which was a discount of 7.7% percent from the last reported trading price of $0.52 per share for the Company's Common Stock on August 16, 2012. The sale was executed on August 20, 2012.

17. Subsequent Event

Subsequent to September 30, 2012, the Company's stockholders approved the sale of two of the Company's European subsidiaries, Alcadon-MRV AB and Interdata. A description of the sales and pro forma financial statements illustrating the impact of the sale are provided below. For reporting purposes, the results of operations of Alcadon and Interdata will be included as income from discontinued operations in the Company's fourth quarter 2012 results.

On October 12, 2012, the Company completed the sale of all of the shares of its wholly-owned subsidiary Alcadon pursuant to a Stock Purchase Agreement, dated as of September 11, 2012 (the "Alcadon Purchase Agreement") with Deltaco Aktiebolag, a public corporation organized under the laws of Sweden (“Deltaco”). The Alcadon Purchase Agreement and sale of Alcadon were approved by the Company's stockholders at the Company's annual meeting of stockholders held on October 11, 2012.

The purchase price paid at closing to the Company by Deltaco was $6.5 million plus estimated net cash as of September 30, 2012 of $1.2 million for an aggregate of $7.7 million. The cash proceeds received were subject to an escrow amount of $0.8 million and approximately $0.3 million in closing costs. The escrow fund is scheduled to be released on December 28, 2012, subject to any 'true-up' adjustments or indemnity claims. Prior to the closing, Alcadon paid a cash dividend to MRV in the amount of $3.7 million.

The assets and liabilities of Alcadon are reflected as assets and liabilities from continuing operations in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively, and consisted of (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$5,300	$6,392
Time deposits	77	101
Accounts receivable, net	3,938	3,912
Inventories	4,792	5,169
Other current assets	383	409
Total current assets	14,490	15,983
Property and equipment, net	845	660
Goodwill	—	3,737
Total assets	$15,335	$20,380
Accounts payable	$1,828	$1,988
Accrued liabilities	1,182	2,101
Other current liabilities	120	1,854
Non-current liabilities	865	599
Total liabilities	$3,995	$6,542

On October 16, 2012, the Company completed the sale of its wholly owned subsidiary Pedrena Enterprises B.V., a Dutch company ("Pedrena"). Pedrena is the parent company of Interdata, which is in turn, the parent company of J3TEL. The sale was completed pursuant to a Share Purchase Agreement, dated as of August 1, 2012 (the "Interdata Purchase Agreement") with IJ Next, a French "société par actions simplifiée," as Purchaser, a subsidiary of the French company of Holding Baelen Gaillard ("HBG").

The purchase price was 14.6 million euros ($19.0 million) and was paid in cash at closing by HBG to the Company. Cash proceeds to the Company are subject to closing costs of approximately $0.8 million. In addition to the Interdata Purchase Agreement, the Company and Purchaser entered into a Representations and Warranties Agreement on August 1, 2012 (the "Representation and Warranties Agreement") related to the transaction. In addition to customary representations, warranties, covenants and indemnification obligations, the Representations and Warranties Agreement contains a provision that if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the transaction, and if the Company's cash falls below $20.0 million prior to December 31, 2013, the Company will deposit 1.5 million euros (or U.S. equivalent) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement.

The assets and liabilities of Interdata are reflected as assets and liabilities from continuing operations in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively, and consisted of (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$6,779	$6,370
Accounts receivable, net	9,998	13,173
Inventories	2,491	1,554
Other current assets	1,632	1,115
Total current assets	20,900	22,212
Property and equipment, net	2,275	2,369
Goodwill	2,043	2,057
Other assets	258	260
Total assets	$25,476	$26,898
Accounts payable	$4,084	$4,191
Accrued liabilities	3,380	3,942
Other current liabilities	2,741	3,382
Non-current liabilities	378	380
Total liabilities	$10,583	$11,895

The use of proceeds from the sales of Alcadon and Interdata will be for general corporate purposes. Our Board of directors continuously evaluates the best use of the Company's assets for increasing shareholder value.

On October 11, 2012 the Company's stockholders approved a motion authorizing the Board of Directors to amend the Company's amended and restated certificate of incorporation to effect a reverse stock split of all outstanding shares of the Company's Common Stock at one of the approved ratios of 1:10, 1:11, 1:12, 1:13, 1:14, 1:15, 1:16, 1:17, 1:18, 1:19 or 1:20, at the Board of Director's discretion, and reduce the authorized shares of Common Stock in the same ratio. As of the date of the filing of this Form 10-Q, the Company's Board had not authorized an amendment to effect a reverse stock split or determined a ratio to be used.

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

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products and our ability to succeed in entering new markets, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts and general pricing pressure in certain of our markets, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, maintenance of our inventory and production backlog, supply constraints directly or indirectly caused by natural disasters, litigation, including but not limited to patent infringement claims and litigation related to MRV's historical stock option granting practices, the long-term strategy of the Company's Board of Directors, and the review of strategic alternatives for MRV's Tecnonet subsidiary.

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

Overview

We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) the Network Equipment group; and (b) the Network Integration group. We evaluate segment performance based on the revenue, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below for operating income (loss) for each segment. Our Network Equipment group provides optical communications systems that include communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Specifically, the Optical Communication Systems division's ("OCS") carrier Ethernet strategy provides complete metro-Ethernet solutions that utilize our proprietary OptiSwitch® and LambdaDriver® products. Our Network Integration group operates primarily in Italy, France, and Scandinavia, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration group provides network system design, integration and distribution services that include products manufactured by third-party vendors, as well as products developed and manufactured by OCS, the business unit that makes up substantially all of our Network Equipment group. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, France, Germany, Israel, Italy, Mexico, the Netherlands, Norway, Russia, Singapore, South Africa, Sweden, Taiwan, and the United Kingdom. For the three months ended September 30, 2012, and 2011, foreign revenue constituted 60% and 59%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

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

In October 2011, we declared a special dividend to stockholders of $75 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring the dividend, and determined the $75 million to be excess capital. We believe that after the dividend, the Company continued to have ample capital to meet our expected capital needs.

In May 2012, we declared a special dividend to stockholders of $47.3 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring the dividend, and determined the $47.3 million to be excess capital. We believe that after the dividend, the Company should continue to have sufficient capital to meet our expected capital needs.

On August 1, 2012 the Company entered into a sale purchase agreement for the sale of its French Network Integration subsidiary, Interdata. The Company entered into a sale purchase agreement for the sale of its Scandinavian Network Integration subsidiary, Alcadon, on September 11, 2012. The Company received stockholder approval to sell both Interdata and Alcadon on October 11, 2012. (See Note 17, Subsequent Events).

On August 9, 2012, the Company announced that it had completed its exploration of strategic alternatives and had decided to continue with the divestiture of its European Network Integration subsidiaries, and that it would retain and expand its OCS Network Equipment business which operates in the optical transport and carrier Ethernet markets, and specifically in the rapidly growing mobile backhaul data center and cloud computing verticals.

At September 30, 2012 we had $39.0 million in cash and cash equivalents, $0.3 million in restricted time deposits, and $7.2 million in short-term debt.

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

Share-Based Compensation.    We determine the fair value of stock options using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. (See Note 9 “Share-Based Compensation” to the Financial Statements in Item 1, Part 1 of this Form 10-Q for further discussion.)

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Swedish krona, the Taiwan dollar and the Israeli new shekel. For the nine months ended September 30, 2012 and 2011, 59% and 59% of revenue, respectively, and 33% and 29% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the nine months ended September 30, 2012, these currencies were stronger against the U.S. dollar compared to the nine months ended September 30, 2011, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. The Company's Taiwan subsidiary, Appointech, Inc. is included in its Network Equipment segment that also includes OCS. Relative to OCS the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency does not have a material impact on the results for the three and nine months ended September 30, 2012 compared to 2011. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$51,613	100%	$54,193	100%	$155,004	100%	$166,596	100%
Network Equipment group	23,310	45	23,193	43	65,248	42	70,442	42
Network Integration group	30,763	60	34,380	63	98,188	63	108,108	65

Gross profit (3)	19,226	37	20,112	37	55,339	36	63,472	38
Network Equipment group	12,306	53	11,203	48	32,342	50	35,956	51
Network Integration group	7,116	23	8,954	26	22,897	23	28,152	26

Operating expenses (4)	20,276	39	17,908	33	63,368	41	59,777	36
Network Equipment group	10,142	44	9,922	43	31,946	49	33,169	47
Network Integration group	6,213	20	5,252	15	21,408	22	17,209	16

Operating income (loss) (3) (4)	(1,050)	(2)	2,204	4	(8,029)	(5)	3,695	2
Network Equipment group	2,163	9	1,281	6	396	1	2,787	4
Network Integration group	903	3	3,702	11	1,488	2	10,943	10

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

Three months ended September 30, 2012 Compared to the three months ended September 30, 2011

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$23,310	$23,193	$117	1%	1%
Network Integration group	30,763	34,380	(3,617)	(11)	(1)
Before intersegment adjustments	54,073	57,573	(3,500)	(6)	—
Intersegment adjustments (2)	(2,460)	(3,380)	920	(27)	(27)
Total	$51,613	$54,193	$(2,580)	(5)%	2%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the third quarter of 2012 decreased $2.6 million, or 5%, compared to the third quarter of 2011, due primarily to a $3.6 million, or 11%, decrease in Network Integration group revenue, partially offset by a $0.9 million, or 27%, decrease in intersegment sales, which are eliminated in consolidation and to a lesser extent a $0.1 million, or 1%, increase in Network Equipment revenue.

Network Equipment Group.    Revenue generated from the Network Equipment group increased $0.1 million, or 1%, in the third quarter of 2012 compared to the third quarter of 2011. Our OCS division had increased revenue this quarter of 1% due to higher product revenues. Sales for our Optiswitch and related components increased compared to last year while all other product categories were down from last year. Service revenues were flat compared to last year. Geographically, the increase at OCS was in the Asia Pacific region, which was partially offset by decreases in the Americas and Europe. The foreign exchange impact to the Network Equipment Group is not material due to Appointech being the only activity subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2012	2011	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$11,861	$13,977	($2,116)	(15)%
Europe	3,419	4,337	(918)	(21)
Asia Pacific	5,570	1,497	4,073	272
Other regions		2	(2)	(100)
Total external sales	20,850	19,813	1,037	5
Sales to Network Integration group:
Europe	2,460	3,380	(920)	(27)
Total intersegment sales	2,460	3,380	(920)	(27)
Total Network Equipment revenue	$23,310	$23,193	$117	1%

Network Integration Group.    Revenue generated from the Network Integration group decreased $3.6 million, or 11%, in the third quarter of 2012 compared to the third quarter of 2011. The decrease was related to Alcadon which was down 23% in local currency on lower sales of non-MRV products. Tecnonet decreased by 14% in local currency due to delayed acceptance of previously installed equipment at two major customers and economic weakness within the Italian economy. These decreases were partially offset by an increase in service revenue. At Interdata, revenue was up 54% from the prior year on two large product orders. Total revenue from this segment would have been $3.3 million, or 1% higher in 2012, compared to the prior year, had foreign currency exchange rates remained the same as they were in 2011. All revenue in the Network Integration group was generated in Europe.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$12,306	$11,203	$1,103	10%	12%
Network Integration group	7,116	8,954	(1,838)	(21)	(13)
Before intersegment adjustments	19,422	20,157	(735)	(4)	1
Adjustments (2)	(196)	(45)	(151)	336	333
Total	$19,226	$20,112	($886)	(4)%	—%

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

Consolidated gross profit decreased $0.9 million, or 4%, in the third quarter of 2012 compared to the prior year third quarter, due to the 5% decrease in revenue. Gross margin as a percentage of revenue was 37% in both the current and the prior year third quarter. As explained below, an increase in the Network Equipment Group's gross margin was offset by a decrease in the Network Integration Group's gross margin. Gross profit would have been $0.7 million higher if foreign currency exchange rates had remained the same as they were in the third quarter of 2011.

Network Equipment Group.  The $1.1 million, or 10%, increase in gross profit for the Network Equipment group was due to a 1% increase in revenue, as well as an increase in average gross margin from 48% to 53% primarily due to increased sales of higher margin products, and a $0.1 million decline in write-offs of excess inventory held for sale service support. There was also a $0.2 million decrease for engineering labor reclassified to operating expense to more appropriately categorize the expense in the current year. In the third quarter of 2012, the effect of foreign currency exchange rates remained relatively the same as in 2011.

Network Integration Group.  Gross profit for the Network Integration group decreased $1.8 million, or 21%. The decrease was driven by an 11% decrease in revenue and a decrease in average gross margin from 26% to 23% due to gross margin declines at all three subsidiaries. The declines were largely driven by a shift between product and service revenues at Tecnonet and Interdata. In addition, we have continued to face increased pricing pressure that is resulting in lower margins in our European markets. Gross profit would have been $0.7 million higher in the third quarter of 2012 had foreign currency exchange rates remained the same as they were in the prior year quarter of 2011.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended September 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$10,142	$9,922	$220	2%	2%
Network Integration group	6,213	5,252	961	18%	—%
Total segment operating expenses	16,355	15,174	1,181	8%	1%
Corporate unallocated operating expenses and adjustments (2)	3,921	2,734	1,187	43%	43%
Total	$20,276	$17,908	$2,368	13%	8%

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

Consolidated operating expenses in 2012 were $20.3 million, or 39% of revenue, compared to $17.9 million, or 33% of revenue, in the third quarter of 2011, an increase of $2.4 million, or 13%, and included a $1.1 million impairment charge related to Tecnonet. Excluding this charge, operating expenses in the third quarter of 2012 were $19.2 million, or 37% of revenue, compared to $17.9 million, or 33% of revenue, in 2011, a increase of $1.3 million, or 7%. This was due an increase in labor related costs at the Network Equipment group and higher legal and professional fees at Corporate.

Corporate expenses increased $1.2 million in the third quarter of 2012 compared to the third quarter of 2011 due to $0.8 million in legal and professional fees associated with the derivative litigation and the sale of the Company's Network Integration subsidiaries and $0.6 million in consulting fees associated with interim finance staffing support and other consulting. These were partially offset by $0.2 of labor savings due to the departure of the prior chief financial officer and vice president of finance. The Company has continued to incur legal and professional fees associated with the sale of the business units and other corporate matters.

Network Equipment Group.    Operating expenses in the Network Equipment group for the third quarter of 2012 were $10.1 million, or 44% of revenue, compared to $9.9 million, or 43% of revenue in 2011. The $0.2 million, or 2%, increase was due to $0.4 million in severance costs related to a reduction in force at the US and Israel divisions, additional labor and materials costs to support research and development and product development initiatives partially offset by savings due to vacancies in key senior-level sales and marketing positions. In the third quarter 2012, the effect of foreign currency exchange rates remained relatively the same as in 2011.

Network Integration Group.    Operating expenses in the Network Integration group for 2012 were $6.2 million, or 20% of revenue, compared to $5.3 million, or 15% of revenue, in 2011. The $1.0 million increase is due to the $1.1 million goodwill write off at Tecnonet and $0.3 million in severance for an officer at Interdata that were partially offset by lower expenses due to the decrease in revenues. Operating expenses would have been $0.4 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2012	2011	$ Change	% Change	% Change constant currency(1)
Network Equipment group	$2,163	$1,281	$882	69%	86%
Network Integration group	903	3,702	(2,799)	(76)	(30)
Total segment operating income (loss)	3,066	4,983	(1,917)	(38)	—
Corporate unallocated and adjustments (2)	(4,116)	(2,779)	(1,337)	(48)	(48)
Total	($1,050)	$2,204	($3,254)	(148)%	(62)%

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

The $0.9 million, or 4%, decrease in gross profit and the $2.4 million, or 13%, increase in operating expenses primarily led to a $3.3 million decrease in operating income representing a decline in operating margin from 4% to -2%. Our operating income for the quarter ended September 30, 2012 would have been approximately $0.3 million higher had foreign currency exchange rates remained the same as they were in 2011. Operating income included share-based compensation expense of $0.3 million and $0.4 million in 2012 and 2011, respectively.

Network Equipment Group.    The Network Equipment group reported an operating income of $2.2 million and and $1.3 million in 2012 and 2011, respectively. The increase was due to a $1.1 million increase in gross profit partially offset by a $0.2 million increase in operating expenses. Operating margin was 9% in 2012 and 6% in 2011. Operating income was not impacted by foreign currency exchange rate fluctuations..

Network Integration Group.    The Network Integration group reported operating income of $0.9 million for 2012, compared to $3.7 million in 2011. The $2.8 million decrease was due to the $1.8 million decrease in gross profit and offset by a $1.0 million increase in operating expenses. The Network Integration group operating margin was 3% in the third quarter of 2012 compared to 11% in the third quarter of 2011. Operating income would have been $0.3 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Interest Expense and Other Income, Net

Interest expense was $0.1 million in three month periods ending September 30, 2012 compared to $0.2 million in 2011. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlements. We recognized a net gain of $0.1 million on foreign currency transactions in 2012 compared to a $1.7 million net loss in 2011.

Provision for Income Taxes

The tax provision for the third quarters of 2012 and 2011 was $1.3 million compared to a $0.3 million benefit, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $1.3 million in the third quarter of 2012 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards, and to taking the full effect of the write down of Tecnonet's goodwill of $1.1 million during the third quarter of 2012.

Tax Loss Carryforwards

As of December 31, 2011, we had net operating losses ("NOLs") of $227.4 million, $161.8 million, and $89.9 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2012, the U.S. federal and state NOLs continued to carry a full valuation allowance.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$65,248	$70,442	($5,194)	(7)%	(7)%
Network Integration group	98,188	108,108	(9,920)	(9)	(1)
Before intersegment adjustments	163,436	178,550	(15,114)	(8)	(3)
Intersegment adjustments (2)	(8,432)	(11,954)	3,522	(29)	(29)
Total	$155,004	$166,596	($11,592)	(7)%	(1)%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the nine months ended September 30, 2012 decreased $11.6 million, or 7%, compared to the comparable period of 2011, due primarily to a $9.9 million, or 9%, decrease in Network Integration group revenue as well as to a $5.2 million, or 7%, decrease in Network Equipment revenue, partially offset by a $3.5 million, or 29%, decrease in intersegment sales, which are eliminated in consolidation. Consolidated revenue would have been $9.2 million higher if foreign currency exchange rates had remained the same as they were in the first nine months of 2011.

Network Equipment Group.    Revenue generated from the Network Equipment group decreased $5.2 million, or 7%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Our OCS division revenues decreased 8% primarily due to a decrease in product revenues: specifically, out-of-band networking equipment and fiber optic components. Geographically, OCS Asia Pacific sales increased while all other geographic areas decreased.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2012	2011	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$37,744	$40,717	($2,973)	(7)%
Europe	11,250	11,700	(450)	(4)
Asia Pacific	7,822	6,057	1,765	29
Other regions	—	14	(14)	(100)
Total external sales	56,816	58,488	(1,672)	(3)
Sales to Network Integration group:
Europe	8,432	11,954	(3,522)	(29)
Total intersegment sales	8,432	11,954	(3,522)	(29)
Total Network Equipment revenue	$65,248	$70,442	($5,194)	(7)%

Network Integration Group.    Revenue generated from the Network Integration group decreased $9.9 million, or 9%, in the first nine months of 2012 compared to the first nine months of 2011. The decline in revenue was primarily due to Alcadon representing a 9% decrease in local currency, due to lower sales of non-MRV products as well as a loss of a major customer in the second quarter. Interdata experienced a 7% increase in sales in local currency due to unexpected product orders during the third quarter. At Tecnonet, revenue was flat, and we continue to see weakening in the Italian telecom market. Revenue would have been $9.1 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. All revenue in the Network Integration group was generated in Europe.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$32,342	$35,956	($3,614)	(10)%	(9)%
Network Integration group	22,897	28,152	(5,255)	(19)	(11)
Before intersegment adjustments	55,239	64,108	(8,869)	(14)	(10)
Adjustments (2)	100	(636)	736	(116)	(116)
Total	$55,339	$63,472	($8,133)	(13)%	(9)%

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

Consolidated gross profit decreased $8.1 million, or 13% for the nine months ended September 30, 2012 from the prior year period, due to the 7% decrease in revenue and a decrease in gross margin from 38% to 36%. The decline in average gross margins was due to decline in gross margin in both the Network Equipment group and the Network Integration group, as well as to a decrease in intersegment sales. Gross profit would have been $2.1 million higher if foreign currency exchange rates had remained the same as they were in the first nine months of 2011.

Network Equipment Group.    The $3.6 million, or 10%, decrease in gross profit for the Network Equipment group for the nine months ended September 30, 2012 from the prior year period was due to an 7% decrease in revenue, as well as a decrease in average gross margin from 51% to 50%. The decline in average gross margin is primarily due to lower margins at OCS, which were influenced by increased pricing pressures, a change in product mix, and an increase in inventory write-offs. Gross profit would have been flat in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Network Integration Group.    Gross profit for the Network Integration group decreased $5.3 million, or 19% for the nine months ended September 30, 2012 from the prior year period. The decrease was driven by a 9% decrease in revenue and by a decrease in average gross margins from 26% to 23%. Average gross margins were down due to declines at Tecnonet and Interdata that were largely driven by change in product mix and lower margins on service revenue. Gross margins at Alcadon were also slightly down. Gross profit would have been $2.1 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Nine Months Ended September 30:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$31,946	$33,169	($1,223)	(4)%	(4)%
Network Integration group	21,408	17,209	4,199	24%	29%
Total segment operating expenses	53,354	50,378	2,976	6%	8%
Corporate unallocated operating expenses and adjustments (2)	10,014	9,399	615	7%	7%
Total	$63,368	$59,777	$3,591	6%	7%

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

Consolidated operating expenses were $63.4 million, or 41% of revenue, for the first nine months of 2012 compared to $59.8 million, or 36% of revenue, for the prior year period, an increase of $3.6 million, or 6%, and included a $4.7 million in impairment charges related to Alcadon and Tecnonet. Excluding these charges, operating expenses in the third quarter of 2012 were $58.7 million, or 37% of revenue, compared to $59.8 million, or 36% of revenue, in 2011, a decrease of $1.1 million, or 2%. The decrease was due to lower operating expenses in the Network Equipment group, which was partially offset by expenses at Corporate and the Network Integration group net of the impact of foreign currency exchange rates.

Corporate expenses increased $0.6 million in the first nine months of 2012 compared to the first nine months of 2011 primarily due to $1.0 million in consulting fees associated with interim finance staffing and $0.6 million in legal fees associated with the derivative litigation (see Note 12, Litigation). These increases were partially offset by $1.0 million in lower stock based compensation related to the Company's former CEO who was terminated in the prior year. The Company continues to incur legal and professional fees associated with the sale of the business units and other corporate matters.
Network Equipment Group.    Operating expenses in the Network Equipment group for for the first nine months of 2012 were $32.0 million, or 49% of revenue, compared to $33.2 million, or 47% of revenue in the prior year period of 2011, a decrease of $1.2 million, or 4%, due to a reduction of $1.5 million in general and administrative expenses and a reduction of $0.2 million in sales and marketing labor relating to vacancies in senior level positions. These reductions were partially offset by $0.5 million of additional labor and materials costs to support research and development and product development initiatives.

Network Integration Group.    Operating expenses in the Network Integration group for the first nine months of 2012 were $21.4 million, or 22% of revenue, compared to $17.2 million, or 16% of revenue, for the prior year period. The $4.2 million, or 24%, increase in operating expense was primarily due to $1.1 million in severance at Interdata, a $3.7 million of goodwill impairment at Alcadon, and a $1.1 million goodwill impairment at Tecnonet, that were partially offset by lower labor costs, marketing activities and consulting fees. Operating expenses would have been $1.9 million higher in the first nine months of 2012 had foreign currency exchange rates remained the same as they were in the prior year period.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2012	2011	$ Change	% Change	% Change constant currency(1)
Network Equipment group	$396	$2,787	($2,391)	(86)%	(78)%
Network Integration group	1,488	10,943	(9,455)	(86)	(75)
Total segment operating income (loss)	1,884	13,730	(11,846)	(86)	(76)
Corporate unallocated and adjustments (2)	(9,913)	(10,035)	122	1	(1)
Total	($8,029)	$3,695	($11,724)	(317)%	(278)%

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

The $8.1 million, or 13%, decrease in gross profit and the $3.6 million, or 6%, increase in operating expenses primarily led to a $11.7 million decrease in operating income representing a decline in operating margin from 2% to (5)%. Our operating loss would have been $0.2 million higher in the first nine months of 2012 had foreign currency exchange rates remained the same as they were in the prior year period. Operating losses included share-based compensation expense of $0.8 million and $2.0 million in the first nine months of 2012 and 2011, respectively.

Network Equipment Group.    The Network Equipment group reported an operating profit of $0.4 million and an operating profit of $2.8 million in the first nine months of 2012 and 2011, respectively. The decrease was due to a $3.6 million decrease in gross profit and $1.2 million decrease in operating expenses. Operating margin was 1% in the first nine months of 2012 and 4% in 2011, respectively. Operating losses would have been flat in the first nine months of 2012 had foreign currency exchange rates remained the same as they were in the prior year period.

Network Integration Group.    The Network Integration group reported operating income of $1.5 million for the first nine months of 2012, compared to operating income of $10.9 million for the prior year period. The $9.4 million decrease was due to the $5.2 million decrease in gross profit and a $4.2 million increase in operating expenses. The Network Integration group operating margin was 2% in the first nine months of 2012 compared to 10% in the first nine months of 2011. Operating income would have been $0.2 million higher in the first nine months of 2012 had foreign currency exchange rates remained the same as they were in the prior year period

Interest Expense and Other Income, Net

Interest expense was $0.5 million and $0.7 million in the nine months ended September 30, 2012 and 2011, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlement. In the second quarter of 2012, we recognized a $2.2 million gain on settlement of litigation that had been previously reserved, see Note 12, Litigation. We recognized a net loss of $0.3 million on foreign currency transactions in 2012 compared to a $2.2 million net loss in 2011.

Provision for Income Taxes

The tax provisions for the nine months ended September 30, 2012 and 2011 were $2.6 million and $2.2 million, respectively. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The increase in income tax provision for 2012 was due to an increase in pre-tax income in the jurisdictions where we owe taxes, particularly at OCS in Israel and Interdata in France. In addition, the full effect of the write down of Alcadon's goodwill of $3.7 million and Tecnonet's goodwill of $1.1 million was reflected during the second and third quarters of 2012, respectively.

Tax Loss Carryforwards

As of December 31, 2011, we had NOLs of $227.4 million, $161.8 million, and $89.9 million for federal, state, and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2012, the U.S. federal and state NOLs had a full valuation allowance.

Discontinued Operations

Income from discontinued operations for the nine months ended September 30, 2011 included $2.4 million in income related to the results of operation of CES and a net loss from results of operations of TurnKey of $3.4 million. The income from discontinued operations for the nine months ended September 30, 2012 included a net loss from CES of $0.1 million and a net gain on disposal of $8.0 million. We completed the sale of CES on March 29, 2012 and the sale of TurnKey on May 6, 2011.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Company's cash and restricted time deposits and escrow accounts decreased from $71.7 million to $39.4 million, a decrease of $32.3 million. Our cash outflows included a net loss of $3.4 million adjusted for non-cash expenses including depreciation and amortization, share-based compensation, the gains on sale of CES and Fiberxon litigation settlement and the goodwill impairments. Our cash outflows from operations also included a net increase in cash used to pay for current assets and liabilities of $4.9 million, and included a $3.1 million increase in inventory combined with a decrease in accounts payable, accrued liabilities and income taxes payable of $10.6 million. These outflows were partially offset by cash generated from accounts receivable collections of $5.5 million and a decrease in other assets of $2.3 million. Cash from investing activities included $16.8 million in proceeds from the sale of the Company's CES subsidiary. This reflects the $7.3 million of cash that remained on the balance sheet of CES at the closing of the sale and $2.8 million in sale proceeds that are in an indemnification escrow account to be released to the Company on March 31, 2013 subject to any indemnification claims that may be brought by the buyer. (See Note 13, "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q.) Cash provided by investing activities was offset by a net $51.7 million used for financing activities including payment of a special dividend totaling $47.3 million on the outstanding shares of the Company's Common Stock to return excess cash to the Company's stockholders in May 2012. (See Note 15, Dividend.) We also purchased 5.8 million shares of the Company's Common Stock for $2.8 million in August 2012. (See Note 16, Treasury Share Repurchase), and made $2.1 million in purchases of property and equipment. In addition, net payments on short-term debt and capital lease obligations of $21.3 million partially offset additional borrowings of $19.4 million.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when the cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units and following our October 10, 2012 Form 8-K filing announcing our plans to no longer sell OCS and operate it for the foreseeable future, a decision was made to invest approximately $4.6 million over the next 12 months to upgrade our systems and equipment needed to support the Company's growth objectives in the carrier Ethernet and optical transport markets among others. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	September 30, 2012	December 31, 2011
Cash
Cash and cash equivalents	$39,036	$71,352
Restricted time deposits	326	380
	39,362	71,732
Short-term debt	7,227	8,987
Cash in excess of debt	$32,135	$62,745
Ratio of cash to debt (1)	5.4	8.0

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary and Alcadon, our Scandinavian subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (dollars in thousands):

	September 30, 2012	December 31, 2011	Increase (decrease)
Lines of credit secured by accounts receivable	$7,227	$8,987	($1,760)
Total short-term debt	$7,227	$8,987	($1,760)

The decrease in short-term debt at September 30, 2012 includes net payments of $21.3 million, a reduction of 19% in local currency, partially offset by additional borrowings of $19.4 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	September 30, 2012	December 31, 2011
Current assets	$138,651	$198,762
Less: Current assets of discontinued operations	—	(24,810)
Current assets from continuing operations	138,651	173,952
Current liabilities	63,678	81,799
Less: Current liabilities from discontinued operations	—	(3,236)
Current liabilities from continuing operations	63,678	78,563
Working capital	$74,973	$95,389
Current ratio (1)	2.2	2.2

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the quarter ended September 30, 2012, following validation of individual plaintiff releases, we released $2.4 million in funds held in escrow pursuant to our agreement for the Fiberxon litigation whereby MRV was to pay $2.4 million to the Fiberxon Plaintiffs in consideration for the mutual release of the parties for all claims related to the Company's acquisition of Fiberxon in July 2007, and other claims and lawsuits held or filed by the Fiberxon Plaintiffs. We had previously reserved approximately $4.5 million for this potential deferred obligation and released $2.2 million of the accrued liability related to these matters into income.

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

Certain assets and liabilities, including certain bank accounts, accounts receivables, and accounts payables of some of our business units, exist in currencies other than the functional currency of the related business units and are sensitive to foreign currency exchange rate fluctuations. These currencies principally include the U.S. dollar, the euro, the Swedish krona, the Taiwan dollar, and the Israeli new shekel. Additionally, Tecnonet, which has a functional currency of the euro, has certain of its lines of credit denominated in U.S. dollars. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 55% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the nine months ended September 30, 2012 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2011. For the nine months ended September 30, 2012, we had approximately:

•	$66.7 million in cost of goods and operating expenses recorded in euros;

•	$20.5 million in cost of goods and operating expenses recorded in Swedish kronor; and

•	$1.3 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2012, our costs would have increased to approximately:

•	$73.4 million cost of goods and operating expenses recorded in euros;

•	$22.6 million in cost of goods and operating expenses recorded in Swedish kronor; and

•	$1.4 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	September 30, 2012	December 31, 2011
U.S. dollars	$24,822	$55,552
Euros	9,343	8,233
Taiwan dollars	16	26
Norwegian kronor	1,568	1,026
Swedish kronor	2,547	5,168
Israeli new shekels	472	1,229
Other	268	118
Total cash and cash equivalents	$39,036	$71,352

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

Valuation and qualifying accounts.

Accounts Receivable Reserve	Nine months ended
September 30, 2012
Balance at beginning of period	$1,672
Charged to expense	51
Write-offs	(74)
Foreign currency translation adjustment	(2)
Balance at end of period	$1,647

Product Warranty Reserve	Nine months ended
September 30, 2012
Beginning balance	$1,098
Cost of warranty claims	(495)
Accruals for product warranties	384
Foreign currency translation adjustment	—
Total	$987

Item 4.	Controls and Procedures.

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
From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations set forth in the complaints were based on facts disclosed in our press release of June 5, 2008, which stated that the Company's financial statements could not be relied on due to the Company's historical stock option practices and related accounting. The complaints sought to recover from the defendants unspecified compensatory and punitive damages, to require the Company to undertake reforms to corporate governance and internal control procedures, to obtain an accounting of stock option grants found to be improper, to impose a constructive trust over stock options and proceeds derived therefrom, to disgorge from any of the defendants who received allegedly improper stock options the profits obtained therefrom, to rescind improperly priced options and to recover costs of suit, including legal and other professional fees and other equitable relief. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10 million settlement agreement, which was covered by our director and officer insurance policies.
Motions to dismiss the defendants were heard in the second half of 2010 in both the federal and California state derivative lawsuits, and certain defendants and claims were dismissed. Discovery continues in these matters and a trial date has been scheduled for April 2013. A Special Litigation Committee created by the Board engaged counsel to conduct an investigation to evaluate the benefits to the Company of continuing the litigation, and the committee has been involved with settlement discussions. While the Company, defendants and counsel for the plaintiffs in the federal and state derivative lawsuits have attended several mediations, we have not been successful in reaching a settlement of these claims to date.
The results of any litigation are inherently uncertain, and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 1A.	Risk Factors

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2011 Form 10-K. There have been no material changes in the Risk Factors as previously disclosed in our 2011 Form 10-K, with the exception that the following risk factor supersedes and replaces the first risk factor set forth in the 2011 Form 10-K.

We have concluded our strategic process, and have adopted a new strategy involving the planned divestiture of our Network Integration businesses in Europe and the retention of our Network Equipment business, and there can be no assurance that any additional transactions will result from these activities or that we will successfully operate and grow the Network Equipment business.
In a current report on Form 8-K filed on October 18, 2012, we announced the closing of the sale of our Interdata and Alcadon subsidiaries. We had also previously announced that we have retained the investment bank Headwaters BD, LLC, to evaluate and explore strategic alternatives for our Italian subsidiary, Tecnonet. The Company will have ongoing indemnification obligations with respect to the two sales, and has not entered into any sale agreement or letter of intent with any potential purchaser of Tecnonet. Further, on August 9, 2012, we announced the conclusion of a strategic review process for strategic alternatives for OCS and the Company as a whole, and are retaining, building and investing in our Network Equipment business.
The announcements themselves could create concerns and uncertainty among our customer base and among our employees regarding the Company's future, and the future of the individual business units. Further, we cannot assure you that a sale of, or other strategic alternative for, Tecnonet may occur. We also can give no assurance that any potential transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any actions, developments or transactions may be dependent on factors that may be beyond the Company's control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
August 2012	5,843,420	$0.48

On August 17, 2012, the Company entered into a Share Purchase Agreement with T2 Accredited Fund, L.P., T2 Qualified Fund, L.P. and Tilson Offshore Fund, Ltd. (collectively, the "Seller") to purchase 5,843,420 shares of the Company's Common Stock owned by the Seller at a price of $0.48 per share for an aggregate price of $2,804,842, which was a discount of 7.7 percent from the last reported trading price of $0.52 per share for the Company's Common Stock on August 16, 2012. The sale was executed on August 20, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc., as amended by a Certificate of Ownership and Merger on July 31, 2009 (filed herewith)

10.1
Share Purchase Agreement, dated as of August 1, 2012, between the Company, as Seller, and IJ Next, as Purchaser in the presence of Holding Baelen Gaillard (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 7, 2012)

10.2
Representations and Warranties Agreement, dated as of August 1, 2012, between the Company, as warrantor, and IJ Next, as beneficiary (incorporated by reference from Exhibit 10.2 of Form 8-K filed on August 7, 2012)

10.3
Share Purchase Agreement, dated as of August 17, 2012, by and among T2 Accredited Fund, L.P., T2 Qualified Fund, L.P. and Tilson Offshore Fund, Ltd. (collectively, as the “Seller”), and the Company as Purchaser (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 20, 2012)

10.4
Stock Purchase Agreement, dated as of September 11, 2012, by and between the Company as Seller, and Deltaco Aktiebolag, as Purchaser (incorporated by reference from Exhibit 10.1 of Form 8-K filed on September 12, 2012)

10.5	Employment Agreement, dated October 10, 2012, by and between the Company and Stephen Garcia (incorporated by reference from Exhibit 10.1 of Form 8-K filed on October 11, 2012)

10.6	Amendment to MRV Communications, Inc. 2007 Omnibus Incentive Plan, dated November 5, 2012 (filed herewith)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2012.

MRV COMMUNICATIONS, INC.

/s/ Barry Gorsun
Barry Gorsun
Chief Executive Officer
Principal Executive Officer

/s/ Stephen Garcia
Stephen Garcia
Chief Financial Officer
Principal Financial Officer