Form 10-K
period 2012-12-31
MRV COMMUNICATIONS INC
filed 2013-04-02
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-K
________________________

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from t o

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2012 as reported on the OTC QB was $96,850,142. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 28, 2013 — 7,544,246.

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

MRV Communications, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

PART I

Item 1.    Business.
Company Background
MRV, through our business units, is a global provider of optical communications network infrastructure equipment and services to a broad range of telecom concerns, including multinational telecommunications operators, local municipalities, cable multiple system operators ("MSOs"), corporate and consumer high speed Internet service providers, content delivery network operators, and data storage and cloud computing providers. As a single source of multi-layer products that enable network convergence focusing on Internet Protocol ("IP"), Ethernet and optical technologies and infrastructure management equipment and services, we can provide our customers with integrated network management, cost effective equipment, and network integration services expertise. MRV can also help our customers effectively manage all aspects of their evolving network architecture.
MRV was organized in July 1988 as MRV Technologies, Inc., a California corporation. In April 1992, we reincorporated in Delaware and changed the company name to MRV Communications, Inc.
We operate in two reporting segments. Our Network Equipment segment includes two business units: our Optical Communications Systems division ("OCS"), and Appointech, Inc. ("Appointech"). Our Network Integration segment includes one business unit: Tecnonet S.p.A. ("Tecnonet").

•	Network Equipment:

◦	Optical Communications Network Infrastructure Equipment and Services: We serve as an end-to-end provider of optical communications network infrastructure equipment and services.

▪
OCS is based in the United States and provides solutions that enable access, transport, aggregation, and management of various communications traffic for fixed line, cable, content delivery, cloud-based and mobile communications networks leveraging both direct and channel sales through third party channel partners. As of December 31, 2012, OCS had 265 employees.

▪
Appointech is based in Taiwan and provides high quality designs and cost-effective manufacturing capabilities of fiber optic modules for the fiber-optic communication industry. As of December 31, 2012, Appointech had 12 employees.

◦
Optical Carrier Ethernet Access and Aggregation: Our significant global expertise includes a best-in-class portfolio providing flexible, cost effective, and complete solutions serving various business Ethernet and mobile backhaul services markets. We are recognized as a leader in innovative carrier-Ethernet demarcation and aggregation devices for service providers worldwide. We have a long history of supplying integrated access solutions to the fiber optic and Ethernet markets. Our Metro Ethernet solution enables service providers to deliver carrier-class optical transport and carrier-Ethernet services to businesses over all fiber infrastructures. Our portfolio is supported by our innovative network provisioning and management software solutions which enable efficient and effective network optimization.

◦
Optical Transport and Wave Division Multiplexing ("WDM"): For over 20 years, we have been providing innovative and award winning optical transport solutions to the market. From simple media conversion to high-end reconfigurable optical add-drop multiplexer ("ROADM") optical transport, we have been delivering solutions for a broad range of optical communications applications serving content delivery networks ("CDNs"), data centers, internet exchanges, enterprises, carriers and service providers, and education and government entities. Our optical transport solutions address the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network edge. We are a leader in critical high density, low power optical transport solutions.

◦
Network Infrastructure management: Our infrastructure management solutions complement our optical communications products and enable focused solutions for network monitoring and lab automation for equipment manufacturers, large networks, and network solutions providers. Our test management and automation products are designed to increase the efficiency in the test lab environment, enabling more tests in less time with fewer resources. Remote control and management of cable topologies, lab devices, and power distribution optimize the lab for responsiveness and help our customers get the most effective use of capital expenditures.

•	Network Integration:

◦
With best-in-class equipment, hardware and software offerings, the Network Integration segment provides end-to-end solutions including consulting, installation and support and managed services for fixed line, cable and mobile communications networks. Our Network Integration subsidiary, Tecnonet, is an Italian supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration, and optimization serving the Italian market. As of December 31, 2012, Tecnonet had 131 full-time employees and 81 temporary employees.

On December 2, 2011, we announced that we entered into a stock purchase agreement with CES Holding SA, as purchaser, represented for purpose of the agreement by Vinci Capital Switzerland SA, for the sale of our former wholly-owned Swiss subsidiary, CES Creative Electronic Systems SA ("CES"). The sale of CES was subject to stockholder approval, which was not obtained prior to year end, and accordingly, CES is reported as a continuing operation as of December 31, 2011. The stockholder approval was obtained on January 9, 2012 and the sale was completed on March 29, 2012.
On October 12, 2012, we sold all of the issued and outstanding capital stock of our former wholly-owned operating subsidiary, Alcadon-MRV AB ("Alcadon").
On October 16, 2012, we sold all of the issued and outstanding capital stock of our former wholly-owned operating subsidiary, Pedrena Enterprises B.V. ("Pedrena"). Pedrena is the parent company of Interdata, and Interdata in turn is the parent company of J3TEL.
The historical financial results of each of CES, Alcadon, and Pedrena prior to the date of sale have been reclassified as discontinued operations for all periods presented. The historical financial information in this Form 10-K prior to the disposition of each of these entities has been reclassified to reflect these entities as discontinued operations for all periods presented. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows.
Industry Background
Network Equipment

Telecommunications networks are evolving to support the increasing demand for mobile and high-bandwidth applications such as mobile video services, Internet Protocol video services, or "IP-video," peer-to-peer networking, and content-rich, transactional websites. The growth in these applications and services is driving the need for flexible service capability and additional bandwidth capacity in many portions of the world's networks. To meet this demand, our customers are upgrading their systems with new optical communications solutions and products to broaden service offering capability and management while increasing capacity and efficiency focusing on lower total cost of ownership of their access and transport.
Through our global MRV-branded OCS business unit and our Network Integration business unit in Italy, we provide a broad array of product and service offerings, including integrated secure network equipment and services connecting legacy and digital data, voice and video within buildings, across private networks and in metropolitan networks. OCS products enable the delivery of Optical Transport and Carrier Ethernet services over any fiber infrastructure, facilitating network transformation and increasing efficiency, while reducing complexity and costs. As a pioneer and technological leader for over 20 years, OCS has established a reputation for high quality and is an established brand among multinational and regional telecommunications service providers, wireless backhaul operators, CDNs, MSOs and enterprises in the government, finance, military, transportation and utility sectors. OCS's product portfolio of Optical Transport and carrier-grade Ethernet platforms places it at the nexus of two important trends in networking today: the convergence of optical and packet-based networking and the extension of fiber-based networking technologies closer to the end user for data intensive applications. OCS's feature-rich, networking equipment enables communication service providers ("CSPs") to offer converged next generation networking services for their customers while preserving the value of their existing network equipment. As a result of its tenure in the industry and the depth of knowledge of its engineers, OCS has built strong relationships with its customers, many of whom rely upon OCS engineers early in their network build-out plans.

We believe the long-term growth of Metro Ethernet and the demand for our optical products will be fueled by the increasing demand for more bandwidth capacity, higher connection speeds, and more service flexibility. The massive proliferation of video media creation and sharing, the shift to mobile computing and the rise of cloud-based services and remote data storage networks are collectively driving exponential growth in bandwidth consumption.

In a report issued on February 6, 2013, Cisco Systems, Inc. ("Cisco") estimated that two-thirds of the world's mobile data traffic will be video by 2017. The report also noted that mobile video is projected to increase 16-fold between 2012 and 2017, accounting for over 66% of total mobile data traffic by the end of the forecast period. To deliver this bandwidth, CSPs are upgrading their network access infrastructure. Further fueling this investment is the growing competition among wireless service providers, wireline telecom providers, and cable/MSOs to penetrate each other's incumbent markets. Global telecom services continue to be the largest portion of information technology ("IT") spending. Gartner, Inc., a market research company in the telecommunications industry, forecasts that of the estimated $3.7 trillion in total worldwide IT spending in 2013, telecommunications services are expected to represent $1.701 trillion, a rise of 2.4% over the $1.661 trillion in 2012.

To improve network capacity and provide the packet-level intelligence needed in the wireless and wireline last mile, CSPs are converging historically separate Ethernet and optical transport network technologies. Ethernet technology has long been deployed within enterprises. Over the past several years “Carrier-grade” Ethernet has been implemented by CSPs in wide area networks ("WANs") as a result of improved quality-of-service, reliability and inclusion of features traditionally found in SONET or ATM based equipment. By keeping traffic packetized, CSPs provide customers with improved network utilization and value-added managed services in addition to raw transport or bandwidth. Ethernet access devices, such as those offered by OCS, provide CSPs a scalable and cost effective way to improve traffic handling within the access network and demarcation points while grooming the traffic being routed into the core network. By managing traffic effectively at the edge of the network, service providers can reduce the number of core router ports needed, leading to significant cost savings. The Ethernet access device market is projected to reach $1.7 billion in 2016, with a compound annual growth rate ("CAGR") from 2010-2015 of 10%, a CAGR higher than overall telecom capital expenditures.

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

By combining Ethernet with Optical Transport networking technology, CSPs create flexible, high capacity access and transport networks that provide the packet-level intelligence necessary to improve the utilization of their networks and provide value-added managed services and service visibility to their customers in addition to raw transport or bandwidth. According to an Infonetics Research report issued in September 2012, the Carrier Ethernet access market is forecast to grow from $0.8 billion in 2011 to $1.7 billion in 2016, a 10% CAGR, while the Optical WDM market is expected to grow from $8.1 billion in 2011 to $13.7 billion in 2016, an 11% CAGR.

Mobility continues to be an influential theme within communications, as the number of connected devices rises and the usage of such devices expands. According to Cisco's Visual Networking Index ("VNI") published on February 6, 2013, by the end of 2013, the number of mobile-connected devices will exceed the number of people on earth, and by 2017 there will be nearly 1.4 mobile devices per capita. There will be over 10 billion mobile-connected devices in 2017, including machine-to-machine ("M2M") modules-exceeding the world's population at that time (7.6 billion). Moreover, new data-enabled mobile computing devices such as laptops, tablets, and smart phones carry a much higher usage profile and require faster access speeds compared with legacy devices. Consumer video content sharing and the rise of mobile oriented online services and cloud-based services are driving mobile data traffic. According to Cisco's VNI, global mobile data traffic will increase 13-fold between 2012 and 2017. Mobile data traffic will grow at a CAGR of 66% from 2012 to 2017, reaching 11.2 exabytes per month by 2017. The use of fiber as a backhaul medium is increasing due to its advantages of high speed throughput and long transport distance. Currently, however, over 50% of the mobile sites in North America are backhauled using T1 lines over copper wire, which was adequate for voice traffic but is insufficient to support growing mobile data traffic. CSPs such as Verizon are leveraging their fiber-to-the-premise (FiOS) broadband build out to upgrade their mobile backhaul.

Network Integration

According to the Assinform, a national association of IT companies in Italy, the Italian Information and Communication Technology ("ICT") market is comprised of two major segments: (i) the IT segment, which includes IT services, software, technical assistance and hardware, and (ii) the telecommunication segment, which includes mobile and fixed phone services. The value of the overall Italian ICT market reached €58.1 billion in 2011, representing a negative CAGR of - 3.0% for the period 2009 through 2011. The IT segment of the ICT market has three sub-segments: (i) services, (ii) software, and (iii) hardware and technical assistance. Our European business unit competes only in the IT services market. The Italian IT services market amounted to €8.2 billion in 2011, representing 46% of overall IT spending. As measured by end-user spending, IT development, integration and management services represented approximately €6.3 billion (or 76%) of the total €8.2 billion IT services market in 2011. This portion of the Italian IT services market is expected to be €7.1 billion by 2015, representing a CAGR of 2.6% for the period 2010 through 2015. The volume of IT projects is expected to increase during the period 2011 through 2015, even though pricing during the same period is forecast to be flat.
The major carriers we serve within the Italian ICT market are engaged in significant contracts with the Italian government to provide support and expand and modernize the Italian communication infrastructure. Due to the life cycle of these government contracts, companies, such as MRV, that partner with these major carriers require a significant commitment of working capital to fund these projects to maturity. The market is highly competitive and price sensitive requiring businesses to operate with a highly efficient support structure.
Markets Served
MRV primarily serves the following markets:
Telecommunications Service Providers
Our telecommunications service provider customer base includes international, national and regional telecommunications carriers, both wireline and wireless. Telecommunications service providers are under increasing competitive pressure, primarily from emerging competitors that offer similar services at competitive prices. Additionally, as the Internet has become ubiquitous and the consumers significantly more mobile, providers of content delivery and cloud-based services are driving the need for more flexible high bandwidth applications. Our products and services enable both established and emerging telecommunications service providers to transition their existing network infrastructures to deliver a broader mix of higher bandwidth services to consumers and enterprises. We provide products that enable telecommunications service providers to support consumer demand for video delivery, broadband data and video and wireless broadband services. Additionally, we enable these telecommunications service providers to sell wholesale services to each other thereby building wider network access for the end user.
Cable Operators/Multiple System Operators
Our customers include leading cable and multiple system operators in the United States and internationally. These customers rely upon us for a wide range of products including Carrier-grade, optical Ethernet transport and switching equipment. Our networking products allow our cable operator customers to integrate voice, video and data applications over a converged packet-optical infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, Voice over Internet Protocol ("VoIP"), video on demand, broadband data services and services for enterprises.
Network Equipment Manufacturers
Our network equipment manufacturer customers incorporate our infrastructure management and automation products to increase the efficiency in the test lab environment enabling more tests in less time with fewer resources and with added flexibility.
Enterprise/Educational Institutions
Our enterprise customers include small to large commercial organizations from every industry with IT requirements, including end users in the healthcare, financial, retail, industrial and technology industries, as well as schools and universities. We offer equipment and services focused on key enterprise applications including data center connectivity, local area network ("LAN") consolidation and storage extension for business continuance and disaster recovery. Our products enable inter-site connectivity between data centers, sales offices, manufacturing plants, and research and development centers, using private fiber infrastructure or external service provider networks. We also enable our enterprise customers to meet increasing demand for high availability, globalization, and the spread of IT to distributed branches, by preventing unexpected downtime and improving the safety, security and availability of their IT infrastructure.

Government

Our government customers include federal, state and local agencies in the United States and internationally. Our customers include domestic and international defense agencies, public administrations and municipalities. Our solutions are used to provide high bandwidth, managed and flexible connectivity within their networks and to their end users.

Major Customers

As of December 31, 2012 and 2011, amounts due from Telecom Italia S.p.A. and FastWeb S.p.A., Network Integration segment customers, exceeded 10% of our gross accounts receivables. Revenue from FastWeb S.p.A., a Network Integration segment customer, exceeded 10% of our revenue in both 2012 and 2011.

Products and Services

We provide integrated secure network equipment and services connecting analog and digital data, voice, and video within buildings and across private networks located in multiple buildings such as college and corporate environments, and in metropolitan and regional long-haul networks. Our products and services include:

•	Optical Transport products;

•	Carrier Ethernet products;

•	Network management products;

•	Infrastructure management products; and

•	Network integration and services.
Optical Transport Products
Optical Transport refers to the transmission of data signals through a fiber optic cable. One of the more common techniques utilized for Optical Transport optimization is WDM. Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. MRV's Optical Transport portfolio addresses the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network optical edge enabling access, metro and long-haul optical communications. With the integration of WDM and Ethernet packet functionality, MRV is delivering advanced packet-optical transport solutions. MRV’s best-of-breed optical transport proposition provides a scalable and flexible Optical Transport solution with a robust and simplified system architecture that provides entry level access platforms to high-end solutions that can support up to a 160 wavelengths for a maximum transport capacity of 6.4 Tbps per fiber pair.
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

The Fiber DriverTM optical multi-service product line provides a full range of services demarcation, media conversion, signal repeating and fiber-optimization solutions, including coarse and dense WDM capabilities. Both managed and unmanaged solutions are available, including rack-mount, modular systems and desktop systems. The Fiber Driver line includes several families of products with the flexibility for any type of optical or copper technology, covering virtually every protocol in use in networking today. With very low power consumption, the Fiber Driver optical multiservice platform consumes 20% - 30% less power than competing optical transport systems. In testing against industry power efficiency standards, the Fiber Driver achieves excellent ratings, making it one of the highest efficiency optical networking systems on the market.
Carrier Ethernet Products
Carrier Ethernet service growth is driven by the fact that many service providers and organizations seek to reduce their network costs and improve their service flexibility. Customers and service providers get a better per-bit cost for Ethernet services and enjoy the scalability over fiber optic network. The maturity of carrier Ethernet technology and massive infrastructure changes from legacy to next generation packet network requires highly intelligent demarcation and first mile aggregation equipment to serve both wireline and wireless/mobile services.
Our OptiSwitchTM family is an award-winning line of compact Carrier Ethernet switching platforms that range from the OptiSwitch 9000 metro Ethernet aggregation products to the OS900 demarcation series. OptiSwitch products offer service providers a full suite of carrier-grade Ethernet services along with high-availability, enhanced quality of service, security, time-division multiplexing circuit emulation and Ethernet operation, administration and maintenance ("OAM") support. This full suite of OAM tools creates flexible service awareness and rigid service level agreements ("SLAs"). OptiSwitch products meet IEEE, ITU, IETF industry standards and MEF specifications, offering complete control to simplify deployment and management while maintaining full interoperability and visibility into customer and provider networks.
Network Management
Service delivery infrastructure is transforming from the way services are provisioned for faster connectivity to more intelligent service awareness and control. MRV's Pro-Vision™, is a carrier-class service provisioning and management solution providing multi-layer application level visibility, intelligence and control. Pro-Vision provides real-time insights into higher layers that identifies applications, usage and trends and enables revenue generating services business models for service providers to differentiate and increase revenue. It provides a suite of applications and tools to create, provision, and fully manage large-scale Carrier Ethernet 2.0 network deployments powered by our OptiSwitch™, LambdaDriver™ and FiberDriver™ product families. Pro-Vision's state-of-the-art product suite is comprised of end-to-end service provisioning, powerful performance monitoring, including real-time and historical performance statistics collection for service, bandwidth utilization, and quality of service management. Pro-Vision offers a web-based customer portal that allows per customer monitor real-time service performance and SLA verification. Pro-Vision provides per-service fault detection, multi-user security levels, and site-wide maintenance. It supports a secured Web services-based northbound interface for interconnection with service provider and equipment vendor operations/business support systems ("OSS/BSS"). Pro-Vision is deployed by major Tier-1 carriers and service providers and enables large scale deployments with automated zero-touch provisioning along with rapid turn-up and service provisioning for reduced operational expense. Pro-Vision supports the software defined networking ("SDN") architecture enabling application awareness, control and intelligence to the applications with Open API and MRV's powerful MasterOS™ operating system software.
Infrastructure Management Products
Our Media Cross Connect™ ("MCC") family of products provides Layer 1 protocol-independent, transparent switching at speeds up to 10.7 Gbps. It supports a wide range of interface types enabling customized solutions for test lab or data center testing. Once wired to the various devices and test equipment, the MCC provides remote reconfiguration of test topologies. Capital expenses can be reduced by sharing expensive test equipment among users. As the cornerstone of full test automation, the MCC offers operational efficiency with the reduction of test time, minimized configuration errors and simplified yet accurate repeatability of tests.
Out-of-band LX Series
An out-of-band network leveraging our LX product line provides secure remote service port access and remote power control to devices in an organization's networks and infrastructures, including data centers, remote sites, and test labs. Rich security and management features are supported, in addition to distributed clustering, sophisticated automation capabilities, very strong encryption, and security certifications.
Network Integration and Services
We believe that pre-sales engineering and post-sales support services help reduce cost of ownership, support business goals and promote customer loyalty. Accordingly, we provide a broad range of service offerings including pre-sale network design, consultation, site-surveys, on-site installation, network integration, technical assistance, and specialist support. Post-sales support includes in-warranty as well as out-of-warranty repair and on-site maintenance. Our services include a choice of technical support services including around-the-clock response and managing services for fixed line, cable and mobile communications networks. We provide network system design, integration and distribution services that primarily based on products manufactured by third-party vendors. These services are provided by our Italian subsidiary.
Worldwide Sales and Marketing
As of December 31, 2012, our worldwide sales and marketing organization consisted of 87 employees, including sales representatives, technical support and management. We have field sales offices in more than 12 countries involved in the sales and distribution of our products, providing system installation, technical support, and follow-up services to end users of our products. Through the field sales offices, we sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. Outside the United States, we conduct operations in Argentina, Australia, Germany, Israel, Italy, the Netherlands, Russia, Thailand, the Philippines, Poland, Taiwan, and the United Kingdom.
Additionally, our Italian subsidiary sells and markets products manufactured by third-party vendors, supplied as part of our network integration and distribution services. They provide system design, network integration and post-sales support. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that collaborating with successful third-party vendors in certain areas helps to provide growth opportunities beyond the targeted applications of our product lines.
We employ various methods, such as public relations, advertising, and trade shows in an effort to build awareness of our products and to establish our corporate MRV brand name, as well that of our Italian operating subsidiary, Tecnonet. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities concentrated around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media and attendance at various trade shows worldwide throughout the year.
Competition
The communications equipment industry is intensely competitive. We compete directly with a number of established and emerging networking companies. Most of our competition in the Network Integration segment comes from other regional service providers in Italy such as Italtel S.p.A., Alpitel S.p.A., Maticmind S.p.A., NextiraOne Italia S.r.l., and Lutch S.p.A.
Our direct competitors in networking products, switches, routers and media converters generally include: ADVA Optical Networking, Alcatel-Lucent, Adtran, BATM Advanced Communications, BTI Systems, Inc., Canoga Perkins Corp., Ciena Corporation, Cisco Systems, Inc., Cyan, ECI Telecom Ltd., Ekinops, Ericsson, Extreme Networks, Fujitsu Limited, Huawei Technologies Ltd., Nokia Siemens Networks BV, Omnitron Systems Technology, Inc., Optelian, Inc., RAD Data Communications, Ltd., Tellabs, Inc., Transition Networks, Inc. and Transmode.
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

Product Development and Engineering
We believe that in order to maintain our technological competitiveness and to serve our customers better, we must enhance our existing products and continue to develop new products. Accordingly, our Network Equipment segment focuses a significant amount of resources on product development and engineering. Product development and engineering expenses were $15.3 million, $14.5 million, and $15.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Financial information for each of the principal segments for revenue, measures of profit or loss and total assets, and breakdown by geographic regions, are included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8 "Financial Statements and Supplemental Data" of this Form 10-K.
Operations Manufacturing and Components
We outsource our board-level assembly and on some occasions, complete turnkey production, to independent contract manufacturers for our networking products, which include switches and optical transport platforms, remote device management products and networking physical infrastructure equipment. We believe outsourcing allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. Our in-house manufacturing operations for networking products primarily perform the functions of materials management, quality assurance, as well as inspection and final testing. Our manufacturing processes and procedures are generally ISO 9001 certified and so are those of our electronic manufacturing service providers.
Intellectual Property
To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. We have 17 U.S. patents and two foreign patents which expire between 2013 and 2026. In addition, we have four U.S. patent applications and one foreign patent application pending. However, we have not actively defended our patent portfolio in the past and do not consider our patents critical to our revenue stream. Our products rely principally on a combination of industry standard technology, our trade secrets, and software copyrights. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to our software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies, or a third party may independently develop technologies similar or superior to any that we possess.
Employees
As of December 31, 2012, MRV employed 414 full-time employees. Of these employees, 184 were in manufacturing, 90 were in product development and engineering, and 140 were in sales, marketing and general administration. Of these employees, 263 work in locations outside the United States.
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
Revenue by Segment
Please refer to Note 14 Segment Reporting and Geographic Information of our Consolidated Financial Statements located in Item 8 of this Form 10-K for our revenue for the last three years by segment.

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
We achieved profitability on a consolidated basis for the year ended December 31, 2012 but did not do so on a continuing operations basis, and may not achieve profitability in the future.
We did achieve profitability for the year ended December 31, 2012 on a consolidated basis due to the sale of certain of our subsidiaries, but did not do so on a continuing operations basis, and we expect to continue to incur significant product development, sales and marketing and general and administrative expenses, and costs related to improving manufacturing efficiency in the near term. As a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in the future. We may not be successful in our efforts to contain expense levels and increase revenue levels, and we may not attain profitability on a sustained basis or at all.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the network equipment and network integration industries.

We operate in the network equipment and network integration industries. Our Network Integration business is concentrated in the Italian market, which has been experiencing a downturn for a significant period, and it is unknown when this market will recover, if at all. Our Network Equipment business is global, but has a significant presence in Europe which is also experiencing a downturn. Such downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices, and may be interspersed with, or followed by, significant and temporary increased demand in products. Further, these industries are cyclical and subject to rapid change and evolving industry standards. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations, and may cause difficulty in predicting demand and short-term production needs. In addition, during these downturns some competitors become more aggressive in their pricing practices, which may adversely impact our product gross margins. Any downturns in the network equipment and network integration industries may be severe and prolonged or intermittent, and any failure to fully recover from downturns of these industries or the markets in which we operate could seriously impact our revenue and harm our business, financial condition and results of operations. The network equipment and network integration industries also periodically experience increased demand and production capacity constraints, which may affect our ability to ship products in a timely manner and may cause delivery time penalties. Accordingly, our operating results may vary significantly as a result of the general conditions in the network equipment and integration industries, which could cause large fluctuations in our stock price.

Many other factors have the potential to significantly impact our business, such as concerns about inflation and deflation, deterioration in credit availability due to economic downturns or instability on a local or global level, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts. Historically, our business does not come from the end customer directly, and we have experienced growth patterns that are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of our customers' growth followed by periods of under-shipment before the volatility abates as our customers adjust their inventory levels. Given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or recovery, worldwide, in the network equipment and integration industries or in the markets in which we operate. If the economy or the markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales to delivery cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.

A few customers account for a substantial portion of our sales, increasing both our dependence on a few revenue sources and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

One customer of the Network Integration segment accounted for 29%, 28% and 28% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The same customer in the Network Integration segment accounted for 21% and 14% of accounts receivable as of December 31, 2012 and 2011, respectively. Another customer of the Network Integration segment accounted for 9% and 30% of accounts receivable as of December 31, 2012 and 2011, respectively. While our financial performance benefited from substantial sales to these customers, because of the magnitude of sales to the customers, our results would suffer if we were to lose their business. Additionally, if those customers, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due. Both customers are major telecom companies operating predominately in Italy.

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

Our operating results for a particular quarter are difficult to predict. Our revenue, gross margins and operating results could fluctuate substantially from quarter to quarter and from year to year as a whole, and within our business segments. This could result from any one or a combination of factors such as:

•	the cancellation or postponement of orders from one period to the next;

•	the timing and amount of significant orders;

•	the mix in any period of higher and lower margin products and services;

•	software, hardware or other errors in the products we sell requiring replacements or increased warranty reserves;

•	charges for excess or obsolete inventory;

•	our annual reviews of other intangibles that may lead to impairment charges;

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

We are making significant investments in development and engineering and a process management system. These investments will negatively affect our short-term operating results, and may achieve delayed, or lower than expected, benefits which could harm our long-term operating results.
While we intend to focus on managing our costs and expenses, the investments in development and engineering and a process management system will impact our short-term operating results, as we are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our long-term operating results may be adversely affected.

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

During each of the years ended December 31, 2012 and 2011, product development and engineering expenses accounted for 10% and 9% of revenue, respectively. In 2013, we are investing further in our engineering staff and the development of our product lines, and expect this expense to increase. Introduction of new products and product enhancements will require that we effectively transfer production processes from development to manufacturing and coordinate our efforts with those of our manufacturers and suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

We distribute products manufactured by other companies. To the extent we succeed in reselling the products of these companies, or products of other vendors with which we may enter into similar arrangements, we may be required by customers to assume warranty and service obligations and to make intellectual property representations. While these suppliers have agreed to support us with respect to those obligations and indemnify us against third party claims of intellectual property infringement, if they should be unable, for any reason, to provide the required support or indemnification, we may have to expend our own resources on doing so. We are unable to evaluate fully the potential magnitude of these claims as the equipment has been designed and manufactured by others.

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

We rely to a significant extent on a limited number of contract manufacturers to test, assemble and manufacture our products. The qualification and set up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our reliance upon third party manufacturers could expose us to increased risks related to lead times, continuity of supply, on-time delivery, quality assurance, and compliance with environmental standards and other regulations. Reliance upon third party manufacturers also exposes us to significant risks related to their operations, financial position, business continuity, sourcing relationships and labor relationships that may affect their manufacturing of our products including their continued viability. Product manufacturing with our contract manufacturing partners principally takes place in the United States, Israel and Canada. Significant disruptions in these and other countries where our products or key components are manufactured, including natural disasters, epidemics, acts of war or terrorism, social or political unrest or work stoppages, could affect the cost, availability or allocation of supply and manufacturing capacity and negatively affect our business and results of operations. As a result, we may lose existing or potential customers or orders and our business may be negatively impacted.

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

Changes in key management and loss of highly qualified personnel could negatively affect our business.

Our ability to run our operations, develop, manufacture and market our products, and compete with our current and future competitors depends in large part on our ability to attract and retain qualified personnel. We have had a succession of chief executive officers and other executive management in the recent past, and maintaining consistency and providing structure and reliability to the Company's employees and our customers and vendors will be important for the Company's ability to produce reliable financial results. We are dependent upon our management team, especially in places where personal relationships are a significant part of a business transaction. We do not have succession plans in every key position, and the loss of the services of these officers could have a material adverse effect on our operations. Further, competition for highly-qualified engineers in the network equipment and integration industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. If we do not attract necessary team members to operate our business and build our products, our business could be materially adversely affected.

We have concluded our strategic sale process, and have adopted a strategic plan which includes retaining our OCS Network Equipment business and Italian Network Integration subsidiary. There can be no assurance that we will successfully operate and grow our remaining businesses. Further, the sale of several of our subsidiaries in the recent past pursuant to our prior strategic process could increase our litigation exposure.

We had previously announced that we were undergoing a review of strategic alternatives for the Company as a whole or in part, and we have sold off several subsidiaries in the past few years. We are now focusing on a strategy to retain, build and invest in our remaining businesses. The strategy could create concerns and uncertainty among our customer base and among our employees regarding the Company's future, and may impact our strategy to grow and invest in the business successfully. Further, with our strategic sales process completed, we can give no assurance that our new strategic plan of retaining our remaining Network Equipment and Network Integration businesses will provide greater value to our stockholders than that reflected in the current stock price.

As part of our prior strategic process, we completed the sale of our former Scandinavian and French subsidiaries, Alcadon and Interdata in October 2012, our Swiss subsidiary, CES, in March 2012, and we have sold several other subsidiaries in the prior two years. The Company has ongoing indemnification obligations with respect to the sold entities, and merger and sale activity in general correlates with higher litigation risk. We have not received any claims for indemnification under the applicable sale agreements governing the subsidiary sales, nor are there any litigation claims outstanding related to the sale activities.

Our business and future operating results are subject to a wide range of uncertainties arising out of the international nature of our operations and facilities that could adversely affect our results of operations.

International sales accounted for 62.0%, 63.0% and 65.0% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

We have offices and facilities in, and conduct a significant portion of our operations in and from, Israel and Italy. We are, therefore, influenced by the political and economic conditions affecting these countries. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:

•	ensuring compliance with local regulations and laws in each country and locality in which we do business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency exchange rate fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	potentially adverse tax consequences, increasing taxes, and heightened efforts by officials of foreign countries to increase revenue from tax collection;

•	unavailability or delays in delivery of equipment, raw materials or key components;

•	trade restrictions, tariff increases and increasing import-export duties;

•	shipping delays;

•	limited protection of intellectual property rights;

•	tightening immigration controls that may adversely affect our ability to hire new non-U.S. employees in our U.S. facilities; and

•	increasing foreign environmental regulation or unforeseen environmental problems.

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

Our interest income and expense is impacted by fluctuations in interest rates. Changes in foreign exchange rates impact us in four ways. Several of our foreign business units have a functional currency other than the U.S. dollar. The amount of revenue, expenses, assets and liabilities measured in U.S. dollars is impacted by changes in exchange rates. Our revenue and profits were negatively impacted in 2012 and positively affected in 2011 because of the fluctuations of the U.S. dollar relative to the currencies in which these business units report their results. Further, fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. The proportion of our costs incurred in various currencies varies from the proportion of revenue denominated in that currency which may materially impact our gross margins. Some of our accounts receivable, cash balances, accounts payable, credit lines, and other assets and liabilities are denominated in currencies other than the related business unit's functional currency. Increases or decreases in the expected amount of cash flow result in foreign exchange gains or losses which impact our profitability. We currently do not have any hedging or swap agreements in place other than intra-quarter currency hedges at one of our subsidiaries. Where possible, we attempt to denominate sales in countries in which we do business in the local currency, to match the proportion of cost and revenue transacted in each currency, and to match the assets and liabilities held in each currency which helps to reduce foreign exchange rate exposure to some degree. We could incur losses from the lack of hedging activities in the future. In addition, inflation or fluctuations in currency exchange or interest rates in any of the countries that we do business could increase our operating expenses and thereby adversely affect our results of operations.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

 As of December 31, 2012, MRV had federal, state and foreign net operating losses, or NOLs, of $173.7 million, $112 million and $90.8 million, respectively and $110.3 million and $47.1 million of federal and state capital loss carryforwards. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income, may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited.

Our business and future operating results may be adversely affected by events outside of our control.

We use our facilities in California, Massachusetts and Israel for major product design and development and customer support, and we manufacture products at our facilities and through third-party manufacturers in California, Israel, Taiwan and Canada. The risk of earthquakes in Southern California is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994, major earthquakes near Chatsworth, California affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facility did not suffer material damage and our business was not materially disrupted by this earthquake, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including fire, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities subjects us to increased risk that a natural disaster could disrupt our operations.

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

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our development and manufacturing processes, as are the third parties who manufacture our products. Further, we are subject to other safety, labeling and training regulations as required by foreign, local, state and federal law. We believe we are compliant in all material respects with applicable environmental regulations in the United States, Taiwan and Israel, and are in the process of obtaining information to comply with the conflict mineral reporting regulations that will impact the filing of our next annual report. However, any failure by us or our contract manufacturers to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities and we may need to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We cannot provide assurance that legal requirements will not be imposed on us that would require additional capital expenditures or the satisfaction of other requirements. If we fail to obtain required permits or make adequate reporting submissions, or otherwise fail to operate within current or future legal requirements, including those applicable to us in the countries in which we manufacture our products, we may be required to pay substantial penalties, suspend our operations, or make costly changes to our development and manufacturing processes or facilities.

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

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

We rely upon a number of internal business processes and information systems to support key business functions and the efficient operation of these processes and systems is critical to our business. We are in the process of implementing an enterprise resource planning (“ERP”) system that allows the financial and other business functions to interact and scale to support the growth of our business. The implementation of the ERP system is costly and imposes substantial demands on management time, and may be disruptive to our operations. Further, it will require changes in our information systems, modification of internal control procedures and training of employees or third party resources. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber-attacks affecting our systems or those of third party business partners. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on the operation of our business and our results of operations.

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

Participants in the network equipment markets in which we sell our products have experienced litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others, and we have been involved in litigation matters regarding intellectual property right claims of others in the past. In addition, we may be a party to litigation to protect our intellectual property. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights, and there can be no assurance that we will be successful in our defense and, even if we are successful, we may incur substantial legal fees and other costs in defending such lawsuits. Any lawsuit that we may become party to, regardless of its success, may be time-consuming and expensive to resolve and divert technical and management time and attention. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products, or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all.

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. These data breaches and any unauthorized access or disclosure of our information, could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense, or cause significant harm to our reputation.

We are involved in various derivative litigation suits due to past stock option granting practices, and the related restatement of our prior financial results which negatively affects our financial results and diverts management and Board attention from the management of our business.

In connection with our past stock option grant practices, we, and a number of our former directors and officers, have been subjected to a number of ongoing lawsuits. A description of the litigation is set forth in Item 3. "Legal Proceedings" of this Form 10-K. Although we have entered into a Stipulation of Settlement with the other parties to the litigation, it has not yet been accepted by the courts, and as a result of this litigation, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) potential indemnification obligations for our former directors and officers related to the litigation; (ii) costs in effectuating on-going or additional remediation actions; and (iii) diversion of the time and attention of members of our management and Board of Directors from the management of our business.

We are involved in other lawsuits and legal proceedings, which, if determined against us, could require us to pay substantial damages, fines and/or penalties.

We are involved in various lawsuits, disputes and claims, arising in the ordinary course of business. These suits or actions may raise complex factual and legal issues and are subject to uncertainties. Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits. Plaintiffs (or defendants who counterclaim) may seek unspecified damages or injunctive relief, or both. Although we carry product liability and other insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products. Adverse results to any lawsuits, disputes or claims may harm our business and have material adverse effects on our results of operations, liquidity or financial position, any or all of which could adversely affect our stock price.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and found no material weaknesses for the years ended December 31, 2012 and 2011. However, in 2009, we restated our financial statements for the year ended December 31, 2008, and had two material weaknesses due to the restatement. We had another material weakness in the year ended December 31, 2009, and another in the fourth quarter of 2011, which was remediated by year end, however five significant deficiencies still remained at year end. For the year ended December 31, 2012, we had no material weaknesses, and reduced the number of significant deficiencies to one. If we fail to maintain the internal controls we implemented, or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, or as our business changes, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose further confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Failure to comply with the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act could subject us to penalties and other adverse consequences. We could suffer losses from corrupt or fraudulent business practices.

We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), and potentially the U.K. Bribery Act, each of which generally prohibits companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. We have implemented and maintained preventative measures and policies, but cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Delaware law and our ability to issue preferred stock may have anti-takeover effects that could prevent a change in control, which may cause our stock price to decline.

We are authorized to issue up to 1,000,000 shares of Preferred Stock. This Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our Common Stock, and therefore reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the manner prescribed under Section 203. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our Common Stock to decline.

There is no assurance of an established public trading market for our Common Stock, which would adversely affect the ability of investors in our Company to sell their Common Stock in the public markets.

Our Common Stock was delisted from trading on the NASDAQ Global Market in August 2009, and while we meet the requirement for relisting, we have not done so at this time. At present, the OTCQB Marketplace is the only public market where investors can trade our Common Stock. The OTCQB Marketplace is an inter-dealer electronic quotation and trading system that provides significantly less liquidity and daily trading volume than a national securities exchange or automated quotation system. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, and the lack of liquidity for our Common Stock may have a depressive effect on the market for our Common Stock.

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

Item 2.    Properties.
Our properties consist of leased facilities for product development, manufacturing, sales, support, and administrative operations. Our largest offices are located in Chatsworth, CA and Chelmsford, MA in the United States, in Rome, Italy and in Yokneam, Israel. The Rome office is for Tecnonet in our Network Integration segment, and the other facilities are for our Network Equipment business. We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise, we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms subject to force majeure conditions. For additional information regarding obligations under operating leases, see Note 9 to the Consolidated Financial Statements located in Item 8 of this Form 10-K.

Item 3.    Legal Proceedings.
We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. In addition, we are party to the litigation set forth below, and if one or more of the matters listed below or otherwise is ultimately determined not in our favor, it could have a material adverse effect on our consolidated financial position or results of operations in the period in which they occur.

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

 As of January 4, 2013, litigation in the federal and state derivative actions has been stayed pending court approval of a proposed settlement between the derivative plaintiffs, individual defendants and the Company. On March 1, 2013 the parties filed a Stipulation of Settlement (the "Stipulation") with the federal court, and the plaintiffs filed a motion for preliminary approval of the Stipulation. There can be no assurance that either the federal or state court will approve the Stipulation. The Stipulation includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payment of attorney's fees to plaintiffs' counsel including $500,000 in cash and 250,000 five-year term warrants to purchase the Company's Common Stock; and (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. Within 120 days following the later of the issuance of an order approving the Settlement by the federal District Court, or the end of the period available for appeal, the Company would be required to take certain corporate governance reform actions, many of which have already been implemented.

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with Alcatel-Lucent SA, Apcon, Inc., Finisar Corporation, International Business Machines, Mediacom Broadband LLC, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc. and The Lemelson Foundation in the past.

The results of any litigation are inherently uncertain, and there can be no assurance that we will prevail in the litigation matters stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that some of the litigation matters discussed above will be protracted and costly.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock was traded on the NASDAQ Global Market under the symbol "MRVC" until June 16, 2009. MRV is currently trading on the OTCQB Marketplace. Over-the-counter quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low sales prices for the periods indicated:

	High	Low
Year Ended December 31, 2012
First quarter ending March 31	$21.60	$17.00
Second quarter ending June 30	$22.00	$12.60
Third quarter ending September 30	$13.40	$9.60
Fourth quarter ending December 31	$12.00	$9.40
Year Ended December 31, 2011
First quarter ending March 31	$38.00	$30.00
Second quarter ending June 30	$31.40	$24.00
Third quarter ending September 30	$30.40	$22.40
Fourth quarter ending December 31	$28.00	$16.00
As of February 28, 2013, the closing price of our Common Stock was $10.90 per share, and there were approximately 2,485 stockholders of record.
Dividends
The payment of dividends on our Common Stock is within the discretion of our Board of Directors. On May 1, 2012, the Company's Board of Directors declared a special dividend totaling approximately $47.3 million, or $6.00 per share of the Company's Common Stock. The dividend was paid on May 25, 2012 to holders of record as of the close of business on May 16, 2012.

On December 3, 2012, the Company's Board of Directors declared a special dividend totaling approximately $10.6 million, or $1.40 per share of the Company's Common Stock. The dividend was paid on December 21, 2012 to holders of record as of the close of business on December 14, 2012.

On October 20, 2011, the Board of Directors declared a $75.0 million special dividend, representing approximately $9.60 per share, which was paid on November 10, 2011.
Our Board of Directors regularly evaluates its capital position to consider the return of cash to stockholders. We have not paid a regular dividend and do not currently have plans to begin paying a regular dividend.

Equity Compensation Plans
The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option plans as of December 31, 2012.

Plan Category	Number of securities issuable upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	229,432	$32.75	327,077
Equity compensation plans not approved by security holders (2)	193,101	$38.81
Total	422,533	$35.52	327,077
_____________________________

(1)
Includes shares underlying options granted or available for grant under the 2007 Omnibus Incentive Plan, as amended, (the "Omnibus Plan") and one of its predecessors, the 1997 Incentive and Nonstatutory Stock Option Plan.

(2)
Includes (a) a grant of 87,500 to Dilip Singh, a former chief executive officer, on his July 1, 2010 hire date, and (b) shares underlying options or awards granted under the 2003 Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (the "Consolidated Plan").

In 2007, MRV's stockholders approved the Omnibus Plan to consolidate MRV's two outstanding equity compensation plans including (a) MRV's expiring 1997 Incentive and Nonstatutory Stock Option Plan, under which all employees, officers, directors and consultants were eligible to participate, and it was submitted to and approved by stockholders, and (b) the Consolidated Plan which was not submitted to or approved by stockholders as neither the NASDAQ qualification standards nor federal law or regulation required such approval at the time the Consolidated Plan was adopted. On October 11, 2012, MRV's stockholders approved an amendment to the Omnibus Plan to eliminate the sub-limit of the number of shares of restricted shares and performance and other stock-based awards that have otherwise previously been authorized for issuance under the plan and to incorporate additional stockholder-friendly revisions to the plan. They also re-approved the material terms of the plan relating to the performance-based awards in order to enable the Company to satisfy applicable tax law requirements.
Upon adoption of the Omnibus Plan, no further shares were available for future grants of options or warrants under its predecessor plans including shares that became and become available as a consequence of the cancellation or forfeiture of outstanding options granted under such plans.
Performance Graph
The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2007, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	Cumulative Total Return
	2007	2008	2009	2010	2011	2012
MRV Communications, Inc.	100.00	33.20	30.62	77.19	56.69	55.38
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
RDG SmallCap Technology	100.00	53.51	74.86	94.66	74.41	71.91

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our Common Stock during the last quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	—	N/A	N/A	N/A
November 1 to November 30, 2012	—	N/A	N/A	N/A
December 1 to December 31, 2012 (1)	40,305	$10.88	40,305	$9,561,482
Total	40,305	$10.88	40,305	$9,561,482

(1) On December 3, 2012 the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10 million under a share repurchase program. The program expires December 31, 2013.
Item 6.    Selected Financial Data.
        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.
        The following selected balance sheet data as of December 31, 2012 and 2011 and selected statement of operations data for each of the three years in the period ended December 31, 2012, 2011 and 2010 are derived from our audited financial statements included in Item 8 of this Form 10-K. The selected balance sheet data as of December 31, 2010, 2009 and 2008 and selected statement of operations data for the years ended December 31, 2009 and 2008 are derived from the selected financial data contained in Item 6 of MRV's 2011 Annual Report on Form 10-K, adjusted for discontinued operations.
On March 29, 2012, we sold all of the issued and outstanding capital stock of CES, which was part of our Network Equipment segment. We have reclassified the historical financial results of CES as discontinued operations in all periods presented. The historical results do not necessarily indicate results expected for any future period.
On October 12, 2012, we sold all of the issued and outstanding capital stock of Alcadon, which was part of our Network Integration segment. We have reclassified the historical financial results of Alcadon as discontinued operations in all periods presented. The historical results do not necessarily indicate results expected for any future period.

On October 16, 2012, we sold all of the issued and outstanding capital stock of Pedrena, which was part of our Network Integration segment. We have reclassified the historical financial results of Pedrena as discontinued operations in all periods presented. The historical results do not necessarily indicate results expected for any future period.

	Year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues	$151,661	$157,068	$163,461	$150,435	$171,406
Cost of sales	96,509	95,394	95,720	92,781	105,943
Gross profit	55,152	61,674	67,741	57,654	65,463
Operating expenses:
Product development and engineering	15,344	14,486	15,462	16,154	17,228

Selling, general and administrative	48,599	50,905	50,664	52,631	63,824
Impairment of goodwill	1,056	—	—	—	—
Total operating expenses	64,999	65,391	66,126	68,785	81,052
Operating income (loss)	(9,847)	(3,717)	1,615	(11,131)	(15,589)
Other income (expense), net	1,659	(826)	(1,238)	22,908	1,786
Income (loss) from continuing operations before income taxes	(8,188)	(4,543)	377	11,777	(13,803)
Provision for income taxes	(1,013)	(1,191)	(468)	2,064	2,093
Income (loss) from continuing operations	(7,175)	(3,352)	845	9,713	(15,896)
Income (loss) from discontinued operations, net	12,839	(3,474)	49,935	(8,313)	(107,209)
Net income (loss)	5,664	(6,826)	50,780	1,400	(123,105)
Less:
Net income (loss) attributable to noncontrolling interests, continuing operations	—	—	2,089	1,757	40
Net income attributable to noncontrolling interests, discontinued operations	—	—	—	47	59
Net income (loss) attributable to MRV	$5,664	$(6,826)	$48,691	$(404)	$(123,204)
Net income (loss) from continuing operations attributable to MRV	$(7,175)	$(3,352)	$(1,244)	$7,956	$(15,936)
Net income (loss) from discontinued operations attributable to MRV	$12,839	$(3,474)	$49,935	$(8,360)	$(107,268)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.92)	$(0.43)	$(0.16)	$0.39	$0.39
From discontinued operations	$1.64	$(0.44)	$6.34	$0.81	$0.81
Net income (loss) attributable to MRV per share — basic (1)	$0.72	$(0.87)	$6.18	$1.20	$1.20
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.92)	$(0.43)	$(0.16)	$0.39	$0.39
From discontinued operations	$1.64	$(0.44)	$6.30	$0.81	$0.81
Net income (loss) attributable to MRV per share — diluted (1)	$0.72	$(0.87)	$6.14	$1.20	$1.20
Basic weighted average shares	7,813	7,878	7,878	7,877	7,866
Diluted weighted average shares	7,817	7,878	7,921	7,883	7,866

Cash dividend declared per share	$7.40	$9.60	$—	$—	$—

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Selected Balance Sheet Data:
Cash and cash equivalents	$40,609	$58,590	$125,598	$22,154	$42,089
Working capital	69,111	116,420	192,756	122,669	111,648
Total assets	128,565	230,689	326,866	400,819	392,886
Total long-term liabilities	5,184	6,676	9,393	7,322	9,272
Additional paid-in capital	1,281,170	1,337,935	1,410,234	1,405,015	1,403,663
Accumulated deficit	(1,201,515)	(1,207,178)	(1,200,352)	(1,249,043)	(1,248,639)

Total stockholders' equity	72,901	142,214	221,101	177,070	171,811
_________________________________

(1)	Amounts may not add due to rounding.

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
Overview
We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) the Network Equipment segment; and (b) the Network Integration segment. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics"). We recognized a gain of $37.5 million in 2010 on the sale of Source Photonics.

On May 6, 2011, we sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"). We recognized a loss of $3.4 million in 2011 on the sale of TurnKey.

On March 29, 2012, the Company completed the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary CES. The sale was completed pursuant to a Stock Purchase Agreement, dated as of December 2, 2011, with CES Holding SA, as purchaser, represented for purpose of the Agreement by Vinci Capital Switzerland SA. The purchase agreement and sale of CES were approved by the Company's stockholders at the Company's annual meeting of stockholders held on January 9, 2012. We recognized a gain of $5.8 million in 2012 on the sale of CES.

On October 12, 2012, the Company completed the sale of all of the shares of its wholly-owned subsidiary Alcadon pursuant to a Stock Purchase Agreement, dated as of September 11, 2012 with Deltaco Aktiebolag, a public corporation organized under the laws of Sweden. The Alcadon Purchase Agreement and sale of Alcadon were approved by the Company's stockholders at the Company's annual meeting of stockholders held on October 11, 2012. We recognized a gain of $4.5 million in 2012 on the sale of Alcadon.

On October 16, 2012, the Company completed the sale of its subsidiary Pedrena Enterprises B.V., a Dutch company ("Pedrena"). Pedrena is the parent company of Interdata, which is in turn, the parent company of J3TEL. The sale was completed pursuant to a Share Purchase Agreement, dated as of August 1, 2012 with IJ Next, a French "société par actions simplifiée," as purchaser, a subsidiary of the French company, Holding Baelen Gaillard. We recognized a gain of $2.6 million in 2012 on the sale of Pedrena.

We have reclassified the historical results of Source Photonics, TurnKey, CES, Alcadon, and Pedrena as discontinued operations in this Form 10-K for all periods presented. Accordingly, the related assets and liabilities of TurnKey, CES, Alcadon and Pedrena have been classified as assets and liabilities from discontinued operations in the December 31, 2011 Balance Sheet and the net income or loss of Source Photonics, TurnKey, CES, Alcadon, and Pedrena prior to their dispositions has been classified as income or loss from discontinued operations. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows. See Note 3 "Discontinued Operations" to the Financial Statements in Item 8 of this Form 10-K for further discussion.

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Germany, Israel, Italy, the Netherlands, Russia, Thailand, the Philippines, Poland, Taiwan, and the United Kingdom. For the years ended December 31, 2012, 2011 and 2010, foreign revenue constituted 62%, 63% and 65%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

In 2010, our customers resumed investments in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. This improvement contributed to 12% revenue growth in 2010. In 2011, we saw some contraction in some markets which led to more modest growth overall. In 2012, we continued to see contraction in the Americas and Europe that were exacerbated by falling exchange rates. These unfavorable results were partially offset with growth in the Asia Pacific.

During 2012, we declared two special dividends to stockholders totaling $58.0 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring each of the dividends, and determined the $58.0 million to be excess capital. We believe that after the dividends, the Company continues to have ample capital to meet our expected capital needs. At the end of 2012, we had $40.6 million in cash and cash equivalents and $5.3 million in short-term debt.

Critical Accounting Policies

Our discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We follow accounting standards set by the Financial Accounting Standards Board (“FASB”) to ensure we consistently report our financial condition, results of operations, and cash flows in conformity with GAAP. References to GAAP issued by the FASB in this Form 10-K are to the FASB Accounting Standards of Codification.

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

Revenue Recognition.    Our major revenue-generating products consist of switches and routers, and physical layer products. We generally recognize product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Our Network Integration business unit resells third party products. We recognize revenue on these sales on a gross basis, as a principal, because we are the primary obligor in the arrangement, we are exposed to inventory and credit risk, we negotiate the selling prices, and we sell the products as part of a solution in which we provide services. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. We estimate and establish allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.

We generally warrant our products against defects in materials and workmanship for 90 days to three year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

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

Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company's market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. See Note 4 "Goodwill and Other Intangibles" to the Financial Statements in Item 1 of this Form 10-K for further discussion.

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

Share-Based Compensation.    We determine the fair value of stock options using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. (See Note 12 “Share-Based Compensation” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.)

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Taiwan dollar and the Israeli new shekel. For the year ended December 31, 2012 and 2011, 62% and 63% of revenue, respectively, and 36% and 34% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the year ended December 31, 2012, these currencies were stronger against the U.S. dollar compared to the year ended December 31, 2011, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. The Company's Taiwan subsidiary, Appointech, Inc., is included in its Network Equipment segment that also includes OCS. Relative to OCS the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency does not have a material impact on the results for the year ended December 31, 2012 compared to 2011. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Year ended December 31,
	2012		2011		2010
	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$151,661	100%	$157,068	100%	$163,461	100%
Network Equipment segment	87,727	58	96,166	61	96,514	59
Network Integration segment	72,421	48	76,436	49	80,209	49

Gross profit (3)	55,152	36	61,674	39	67,741	41
Network Equipment segment	43,325	49	49,423	51	52,222	54
Network Integration segment	11,832	16	12,659	17	15,718	20

Operating expenses (4)	64,999	43	65,391	42	66,126	40
Network Equipment segment	42,228	48	44,884	47	46,663	48
Network Integration segment	7,318	10	6,624	9	7,884	10

Operating income (loss) (3) (4)	(9,847)	(6)	(3,717)	(2)	1,615	1
Network Equipment segment	1,096	1	4,539	5	5,559	6
Network Integration segment	4,514	6	6,036	8	7,833	10

___________________________________

(1)
Consolidated Statements of Operations data and segment revenue data express percentages as a percentage of consolidated revenue. Other Statements of Operations data by segment express percentages as a percentage of applicable segment revenue.

(2)	Revenue information by segment includes intersegment revenue reflecting sales of network equipment to the Network Integration segment.

(3)	Consolidated gross profit data reflects adjustments for intersegment eliminations.

(4)	Consolidated operating expenses include corporate unallocated operating expenses.

Discontinued Operations

On October 16, 2012, the Company completed the sale of its subsidiary, Pedrena. The sale was completed pursuant to a Share Purchase Agreement, dated as of August 1, 2012 (the "Interdata Purchase Agreement") with IJ Next, a French "société par actions simplifiée," as purchaser. The purchaser was a wholly-owned subsidiary of the French company Holding Baelen Gaillard ("HBG").

The purchase price was 14.6 million euros ($19.0 million) and was paid in cash at closing by HBG to the Company. Cash proceeds to the Company were subject to closing costs of approximately $0.8 million. In addition to the Interdata Purchase Agreement, the Company and purchaser entered into a Representations and Warranties Agreement on August 1, 2012 (the "Representation and Warranties Agreement") related to the transaction which included customary representations, warranties, covenants and indemnification obligations. The Interdata Purchase Agreement, Representations and Warranties Agreement and sale of Interdata were approved by the Company's stockholders at the Company's annual meeting of stockholders held on October 11, 2012.

The statements of operations for the years ended December 31, 2012, 2011 and 2010 that would have been included if Pedrena had not been sold and the assets and liabilities of Interdata that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenue	$27,602	$38,282	$33,507
Income (loss) before income taxes	(3,175)	3,432	3,070
Provision for income taxes	(244)	2,045	1,011
Income (loss) from operations of discontinued operations	(2,931)	1,387	2,059
Gain on sale of Interdata, net of income taxes of $623	$5,542	—	—
Net income (loss) from discontinued operations, net of income taxes	2,611	$1,387	$2,059

Year ended December 31:	December 31, 2011
Cash and cash equivalents	$6,370
Accounts receivable, net	13,173
Inventories	1,554
Other current assets	1,115
Total current assets	22,212
Property and equipment, net	2,369
Goodwill	2,057
Other assets	260
Total assets	$26,898
Accounts payable	$4,191
Accrued liabilities	3,942
Other current liabilities	3,382
Non-current liabilities	380
Total liabilities	$11,895

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

The purchase price paid at closing to the Company by Deltaco was $6.5 million plus estimated net cash as of September 30, 2012 of $1.2 million for an aggregate of $7.7 million. The cash proceeds received were subject to an escrow amount of $0.8 million and approximately $0.3 million in closing costs. The escrow fund was released on December 28, 2012, subject to a 'true-up' adjustment of $0.7 million. Prior to the closing, Alcadon paid a cash dividend to MRV in the amount of $3.7 million. Total net cash proceeds to the Company were $10.6 million inclusive of the $3.7 million dividend and net of the true-up and other closing costs.

The statements of operations for the years ended December 31, 2012, 2011 and 2010 that would have been included if Alcadon had not been sold and the assets and liabilities of Alcadon that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenue	$24,320	$36,760	$29,628
Income (loss) before income taxes	(1,088)	(2,479)	3,305
Provision for income taxes	643	1,271	920
Income (loss) from operations of discontinued operations	(1,731)	(3,750)	2,385
Gain on sale of Alcadon, net of income taxes of $1,341	$6,182	—	—
Net income (loss) from discontinued operations, net of income taxes	4,451	($3,750)	$2,385

Year ended December 31:	2011
Cash and cash equivalents	$6,392
Time deposits	101
Accounts receivable, net	3,912
Inventories	5,169
Other current assets	409
Total current assets	15,983
Property and equipment, net	660
Goodwill	3,737
Total assets	$20,380
Accounts payable	1,988
Accrued liabilities	2,101
Other current liabilities	1,854
Non-current liabilities	599
Total liabilities	$6,542

On March 29, 2012, the Company completed the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary CES. The sale was completed pursuant to a Stock Purchase Agreement (the "CES Purchase Agreement"), dated as of December 2, 2011, with CES Holding SA, as purchaser, represented for purpose of the Agreement by Vinci Capital Switzerland SA. The CES Purchase Agreement and sale of CES were approved by the Company's stockholders at the Company's annual meeting of stockholders held on January 9, 2012. The purchase price for CES paid on closing to the Company was CHF 25.8 million, or U.S. $28.4 million, with CHF 2.6 million, or U.S. $2.8 million of the proceeds going into an indemnification escrow account to be released in one year to the Company (subject to any indemnification claims that may be brought by the purchaser). Cash proceeds to the Company were $24.2 million upon closing net of the escrowed funds and other closing costs.

The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $5.8 million and $2.3 million from discontinued operations, net of income tax expense, for the years ended December 31, 2012 and 2011, respectively. The net income from discontinued operations for the year ended December 31, 2012 includes an $6.5 million gain partially offset by a $0.1 million operating loss and $0.4 million in withholding tax expense.

The statements of operations for the years ended December 31, 2012, 2011 and 2010, that would have been included if CES had not been sold and the assets and liabilities of CES that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenue	$6,829	$34,643	$29,436
Income (loss) before income taxes	(135)	4,758	4,581
Provision for income taxes	556	2,454	1,197
Income (loss) from operations of discontinued operations	(691)	2,304	3,384
Gain on sale of CES, net of income taxes of $1,668	$6,470
Net income (loss) from discontinued operations, net of income taxes	5,779	$2,304	$3,384

Year ended December 31,	2011
Cash and cash equivalents	$12,364
Time deposits	1,281
Accounts receivable, net	5,310
Inventories	4,029
Other current assets	1,826
Total current assets	24,810
Property and equipment, net	2,571
Goodwill	12,843
Other assets	(119)
Total assets	$40,105
Accounts payable	$705
Accrued liabilities	1,802
Other current liabilities	729
Non-current liabilities	467
Total liabilities	$3,703

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration segment. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $3.4 million from discontinued operations, net of income tax expense for the year ended December 31, 2011.

The statements of operations for the years ended December 2011 and 2010 that would have been included if TurnKey had not been sold consisted of (in thousands):

Year ended December 31:	2011	2010
Revenue	$1,907	$7,930
Income (loss) before income taxes	(240)	(1,699)
Provision for income taxes	20	1
Income (loss) from operations of discontinued operations	(260)	(1,700)
Loss on sale of TurnKey	(3,154)
Net income (loss) from discontinued operations, net of income taxes	($3,414)	($1,700)

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

Year ended December 31,	2010
Revenue	$195,132
Income (loss) before income taxes	7,006
Provision (benefit) for income taxes	728
Income from operations of discontinued operations	6,278
Gain on sale of Source Photonics	37,528
Net income (loss) from discontinued operations, net of income taxes	$43,806

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$87,727	$96,166	$(8,439)	(9)%	(9)%
Network Integration segment	72,421	76,436	(4,015)	(5)	2
Before intersegment adjustments	160,148	172,602	(12,454)	(7)	(4)
Intersegment adjustments (2)	(8,487)	(15,534)	7,047	(45)	(45)
Total	$151,661	$157,068	$(5,407)	(3)%	—%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for 2012 decreased $5.4 million, or 3%, compared to 2011, due primarily to changes in foreign currency exchange rates. Consolidated revenue would have been $5.8 million, or 3%, higher in 2012 if foreign currency exchange remained the same as they were in 2011, with the unfavorable change primarily occurring within in the Network Integration group. There was an $8.4 million, or 9%, decrease in Network Equipment and a $4.0 million, or 5%, decrease in Network Integration segment revenue partially offset by a $7.0 million, or 45%, decrease in intersegment sales, which are eliminated in consolidation.

Network Equipment.    Revenue generated from the Network Equipment segment decreased $8.4 million, or 9%, in 2012 compared to 2011. Our OCS division had decreased revenue this year of $8.3 million due to lower product revenues primarily due to a decrease in intersegment sales, primarily in Europe, of $7.0 million. Our intersegment sales were our OCS division's sales to Pedrena and Alcadon which were sold in October of 2012. Sales for our Optiswitch and Fiber Driver product lines increased compared to last year while all other product categories were down. Service revenue was down $1.4 million compared to last year. Geographically, the decrease at OCS was primarily in the Americas and Europe regions, which was partially offset by the Asia Pacific region. The foreign exchange impact to the Network Equipment segment is not material due to Appointech, which is a minor point of this segment, being the only business unit subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2012	2011	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$53,258	$57,433	($4,175)	(7)%
Europe	16,448	17,882	(1,434)	(8)
Asia Pacific	9,521	5,296	4,225	80
Other regions	14	21	(7)	(33)
Total external sales	79,241	80,632	(1,391)	(2)
Sales to Network Integration segment:
Europe	8,487	15,534	(7,047)	(45)
Total intersegment sales	8,487	15,534	(7,047)	(45)
Total Network Equipment revenue	$87,728	$96,166	($8,438)	(9)%

Network Integration.    Revenue generated from the Network Integration segment decreased $4.0 million, or 5%, in 2012 compared to 2011. The decrease was due to Tecnonet, the sole business unit in the Network Integration segment. The primary reason for this decrease at Tecnonet is the change in foreign currency exchange rates. Total revenue from this segment would have been $5.8 million, or 7%, higher in 2012, compared to the prior year, had foreign currency exchange rates remained the same as they were in 2011. In local currency, Tecnonet revenue increased by 1.3 million euro, or 2%, due to a 4.7 million euro increase in service revenue offset by a 3.4 million euro drop in product sales due to the timing of acceptance of previously installed equipment by two major customers, and the continued economic slowdown within the Italian economy. All revenue in the Network Integration segment was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$43,325	$49,423	($6,098)	(12)%	(12)%
Network Integration segment	11,832	12,659	(827)	(7)	1
Before intersegment adjustments	55,157	62,082	(6,925)	(11)	(10)
Adjustments (2)	(5)	(408)	403	(99)	(99)
Total	$55,152	$61,674	($6,522)	(11)%	(9)%

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

Consolidated gross profit decreased $6.5 million, or 11%, in 2012 compared to the prior year, due to the 3% decrease in revenue and the decline in average gross margins. Average gross margin was 36% in 2012 versus 39% in 2011. Average gross margins of both the Network Equipment and Network Integration segments decreased. Gross profit would have been $1.0 million higher if foreign currency exchange rates had remained the same as they were in 2011, which also had an impact on gross margin. Gross profit reflects share-based compensation in cost of sales of $39,000 and $62,000 in 2012 and 2011, respectively.

Network Equipment.  The $6.1 million, or 12%, decrease in gross profit for the Network Equipment segment was due to a $8.4 million, or 9%, decrease in revenue, as well as a decrease in average gross margin from 51% to 49% attributable to increased pricing pressure on certain product lines, and an unfavorable change in revenue mix partially offset by $0.7 million decrease in inventory reserve charges as compared to prior year. In 2012, the effect of foreign currency exchange rates on average gross profit was immaterial. Gross profit reflects share-based compensation in cost of sales of $34,000 and $58,000 in 2012 and 2011, respectively.

Network Integration.  Gross profit for the Network Integration segment decreased $0.8 million, or 7%. The decrease was driven by a $4.0 million, or 5%, decrease in revenue and a decrease in average gross margin from 17% to 16% in 2011 and 2012 , respectively. The declines were in both product and service revenues and gross margins. In addition, we have continued to face increased pricing pressure that is resulting in lower margins offset by a favorable shift in the mix of product and service revenue. Gross profit would have been $1.0 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. Gross profit reflects share-based compensation in cost of sales of $5,000 and $4,000 in 2012 and 2011, respectively.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Years ended December 31:	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$42,228	$44,884	($2,656)	(6)%	(6)%
Network Integration segment	7,318	6,624	694	10%	3%
Total segment operating expenses	49,546	51,508	(1,962)	(4)%	(5)%
Corporate unallocated operating expenses and adjustments (2)	15,453	13,883	1,570	11%	—%
Total	$64,999	$65,391	($392)	(1)%	(4)%

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

Consolidated operating expenses in 2012 were $65.0 million, or 43% of revenue, compared to $65.4 million, or 42% of revenue, in 2011, a decrease of $0.4 million, or 1%. 2012 included a $1.1 million impairment charge in the third quarter related to Tecnonet goodwill. Excluding this charge, consolidated operating expenses in 2012 were $63.9 million, or 42% of revenue, compared to $65.4 million, or 42% of revenue, in 2011, a decrease of $1.4 million, or 5%. This decrease in Network Equipment operating expenses was partially offset by increases in operating expenses at Network Integration and Corporate. Consolidated operating expenses would have been $0.5 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Corporate expenses increased $1.6 million in 2012 compared to 2011 due to higher external labor costs of $1.2 million and $1.6 million of legal and settlement costs accrued for the proposed settlement of the derivative lawsuit. These were partially offset by lower labor costs in 2012 due to the departure of the former chief financial officer and vice president of finance, nonrecurring costs in 2011 for severance costs for our former chief executive officer, and the reorganizing the Corporate office in 2011. The proposed settlement of the derivative lawsuit also called for additional insurance reimbursement of $1 million that will not be recognized until the agreement is signed. In addition, we anticipate that we will continue to incur higher legal costs until the lawsuit is settled.

Network Equipment.    Operating expenses in the Network Equipment segment for 2012 were $42.2 million, or 48% of revenue, compared to $44.9 million, or 47% of revenue, in 2011. The $2.7 million, or 6%, decrease was due to $0.3 million of costs incurred exiting our free-space optics business in 2011 that did not recur in 2012, a $1.1 million net cost savings from a reduction in force, lower salaries expense due senior to mid-level vacancies within the sales and marketing organization, and lower operating cost. These costs savings were partially offset by $0.9 million of higher labor and materials costs to support research and development and product development initiatives, which are planned to continue. The cost savings arising from the reduction of workforce are expected to continue into future periods. In 2012, the effect of foreign currency exchange rates was immaterial.

Network Integration.    Operating expenses in the Network Integration segment for 2012 were $7.3 million, or 10% of revenue, compared to $6.6 million, or 9% of revenue, in 2011. The $0.7 million increase is due to the $1.1 million goodwill write off at Tecnonet offset by savings in legal and consulting fees offset by the effect of unfavorable foreign currency exchange rates. Excluding the $1.1 million goodwill charge, Network operating expenses were $6.2 million or 8.6% of revenue compared with $6.6 million, or 9% of revenue, in 2011. Operating expenses would have been $0.5 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2012	2011	$ Change	% Change	% Change constant currency(1)
Network Equipment segment	$1,096	$4,539	($3,443)	(76)%	(76)%
Network Integration segment	4,514	6,036	(1,522)	(25)	(1)
Total segment operating income (loss)	5,610	10,575	(4,965)	(47)	(33)
Corporate unallocated and adjustments (2)	(15,457)	(14,292)	(1,165)	(8)	(3)
Total	($9,847)	($3,717)	($6,130)	165%	83%

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

The $6.5 million, or 11%, decrease in gross profit and the $0.4 million, or 1%, decrease in operating expenses primarily led to a $6.1 million decrease in operating loss representing a decline in operating margin from (2)% to (6)%. Our operating loss for 2012 would have been approximately $0.5 million higher had foreign currency exchange rates remained the same as they were in 2011. Operating loss included share-based compensation expense of $1.1 million and $2.4 million in 2012 and 2011, respectively.

Network Equipment. The Network Equipment segment reported an operating income of $1.1 million and $4.5 million in 2012 and 2011, respectively. The decrease was due to a $6.1 million decrease in gross profit partially offset by a $2.7 million decrease in operating expenses. Operating margin was 1% in 2012 and 5% in 2011. Operating income was not impacted by foreign currency exchange rate fluctuations.

Network Integration. The Network Integration segment reported operating income of $4.5 million for 2012, compared to $6.0 million in 2011. The $1.5 million decrease was due to a $0.8 million decrease in gross profit and offset by a $0.7 million increase in operating expenses. The Network Integration segment operating margin was 6% in 2012 compared to 8% in 2011. Operating income would have been $0.5 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011.

Interest Expense and Other Income, Net

Interest expense was $0.6 million in 2012 compared to $0.9 million in 2011. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlements. We recognized a net loss of $0.3 million on foreign currency transactions in 2012 compared to a $0.1 million net loss in 2011. In 2012 we recognized a $2.2 million gain on settlement of litigation that had been previously reserved related to the Company's purchase of Fiberxon, Inc. in 2007.

Provision for Income Taxes

The tax benefit for 2012 and 2011 was $1.0 million and $1.2 million, respectively. Income tax expense fluctuates based on the amount of per-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The difference in provision for income taxes was also caused by deferred tax asset adjustments in certain foreign jurisdictions, including the effect of Israel's increase in tax rate to 25%.

Tax Loss Carryforwards

As of December 31, 2012, we had net operating losses ("NOLs") of $173.7 million, $112.0 million and $90.8 million for federal, state, and foreign income tax purposes, respectively. We also had capital loss carryforwards of $110.3 million and $47.1 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2012, the U.S. federal and state NOLs had a full valuation allowance.

Discontinued Operations

Income from discontinued operations for the year ended December 31, 2012 included $2.6 million in income related to the results of operations from Interdata, $4.5 million in income related to the results of operations from Alcadon, and $5.8 million in income related to the results of operation of CES. The income from discontinued operations for the year ended December 31, 2011 included net income from Interdata of $1.4 million, a net loss from Alcadon of $3.8 million, net income from CES of $2.3 million and a net loss from results of operations from TurnKey of $3.4 million. We completed the sale of Interdata on October 16, 2012, the sale of Alcadon on October 12, 2012, the sale of CES on March 29, 2012 and the sale of TurnKey on May 6, 2011. For more details please see Note 3, Discontinued Operations.

Year ended December 31, 2011 Compared To Year ended December 31, 2010

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2011	2010	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$96,166	$96,514	($348)	—%	(1)%
Network Integration segment	76,436	80,209	(3,773)	(5)	(9)
Before intersegment adjustments	172,602	176,723	(4,121)	(2)	(4)
Intersegment adjustments (2)	(15,534)	(13,262)	(2,272)	17	17
Total	$157,068	$163,461	($6,393)	(4)%	(6)%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the years ended December 31, 2011 decreased $6.4 million, or 4%, compared to 2010, due primarily to a $3.8 million, or 5%, decrease in Network Integration segment revenue, a $0.3 million decrease in Network Equipment revenue, as well as a $2.3 million, or 17%, increase in intersegment sales, which are eliminated in consolidation. Consolidated revenue would have been $3.5 million lower if foreign currency exchange rates had remained the same as they were in 2010.

Network Equipment.    Revenue generated from the Network Equipment segment decreased $0.3 million in 2011 compared to 2010. Revenue at our OCS business unit was flat compared to the prior year. Increased sales of OCS's OptiSwitch product line and increased service revenue were offset by decreased sales in other product lines, including two unprofitable product lines discontinued in 2010 and 2011. The effect of foreign currency exchange rates on 2011 Network Equipment revenues was immaterial. An increase in domestic sales was offset by a decline in the other geographic regions.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2011	2010	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$57,433	$52,819	$4,614	9%
Europe	17,882	20,573	(2,691)	(13)
Asia Pacific	5,296	9,779	(4,483)	(46)
Other regions	21	82	(61)	(74)
Total external sales	80,632	83,253	(2,621)	(3)
Sales to Network Integration segment:
Europe	15,534	13,262	2,272	17
Total intersegment sales	15,534	13,262	2,272	17
Total Network Equipment revenue	$96,166	$96,515	($349)	—%

Network Integration.    Revenue generated from the Network Integration segment decreased $3.8 million, or 5%, in 2011 compared to 2010. Tecnonet derives most of its revenue from two major Italian telecommunications companies, and its decrease in revenue reflects a weaker Italian telecom market in 2011. Revenue would have been $3.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010. All revenue in the Network Integration segment was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2011	2010	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$49,423	$52,222	($2,799)	(5)%	(5)%
Network Integration segment	12,659	15,718	(3,059)	(19)	(24)
Before intersegment adjustments	62,082	67,940	(5,858)	(9)	(10)
Adjustments (2)	(408)	(199)	(209)	105	107
Total	$61,674	$67,741	($6,067)	(9)%	(10)%

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

Consolidated gross profit decreased $6.1 million, or 9% for 2011 from the prior year, due to a 4% decrease in revenue and a decrease in gross margin from 41% to 39%. The decline in average gross margins was due to decline in gross margin in both the Network Equipment and Network Integration segments, as well as to an increase in intersegment sales. Gross profit would have been $0.7 million lower if foreign currency exchange rates had remained the same as they were in 2010.

Network Equipment.    The $2.8 million, or 5%, decrease in gross profit for the Network Equipment segment in 2011 from the prior year was due to a small decrease in revenue and a decrease in average gross margin from 54% to 51%. OCS margins declined due primarily to increased inventory reserves, and $0.6 million in one-time charges related to the exit of our free-space optics business during the second quarter. The effect of foreign currency exchange rates on 2011 as compared to 2010 for Network Equipment gross profit was immaterial..

Network Integration.    Gross profit for the Network Integration segment decreased $3.1 million, or 19% in 2011 from the prior year. The decrease was driven by a 5% decrease in revenue and by a decrease in average gross margins from 20% to 17%. Tecnonet had increased costs of services which reduced service margins. There was an increase in the use of subcontractors to support remote service commitments, which are more expensive than full-time employees. Product gross margins were relatively stable for the year. Gross profit would have been $0.7 million lower in 2011 had foreign currency exchange rates remained the same as they were in 2010.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Year ended December 31,	2011	2010	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$44,884	$46,663	($1,779)	(4)%	(4)%
Network Integration segment	6,624	7,884	(1,260)	(16)%	(20)%
Total segment operating expenses	51,508	54,547	(3,039)	(6)%	(6)%
Corporate unallocated operating expenses and adjustments (2)	13,883	11,579	2,304	20%	20%
Total	$65,391	$66,126	($735)	(1)%	(2)%

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

Consolidated operating expenses were $65.4 million, or 42% of revenue, for 2011 compared to $66.1 million, or 40% of revenue, for the prior year, a decrease of $0.7 million, or 1%. The decrease was due to lower operating expenses in the Network Equipment and Network Integration segments, which were partially offset by increased expenses at Corporate.

Corporate expenses increased $2.3 million in 2011 compared to 2010 due to $1.0 million of legal fees related to board activities, $0.8 million in compensation expense related to the cash payment to holders of stock options and restricted stock to compensate them for the loss in value of their equity grants resulting from the $75 million special dividend paid in November 2011, $0.4 million in higher board of director compensation, and $0.3 million in fees paid to advisors for their assistance in our strategic alternatives review. The increases were partially offset by a decrease in chief executive officer severance from $0.9 million in 2010 to $0.5 million in 2011.

Network Equipment.    Operating expenses in the Network Equipment segment for 2011 were $44.9 million, or 47% of revenue, compared to $46.7 million, or 48% of revenue in 2010, a decrease of $1.8 million, or 4%, due to a $1.5 million reduction in sales and marketing with a $1.0 million reduction in product and development offset by a $0.7 million increase in general and administrative expenses. Operating expenses included $0.3 million of costs related to the exit of our free-space optics business during the second quarter of 2011. In 2011, the effect of foreign currency exchange rates on Network Equipment operating expenses were immaterial.

Network Integration.    Operating expenses in the Network Integration segment for 2011 were $6.6 million, or 9% of revenue, compared to $7.9 million, or 10% of revenue, for the prior year. The $1.3 million, or 16%, decrease in operating expense was primarily due to lower labor costs in sales and marketing and lower overhead costs. Operating expenses would have been $0.3 million lower in 2011 had foreign currency exchange rates remained the same as they were in the prior year.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2011	2010	$ Change	% Change	% Change constant currency(1)
Network Equipment segment	$4,539	$5,559	($1,020)	(18)%	(18)%
Network Integration segment	6,036	7,833	(1,797)	(23)	(28)
Total segment operating income (loss)	10,575	13,392	(2,817)	(21)	(24)
Corporate unallocated and adjustments (2)	(14,292)	(11,777)	(2,515)	(21)	21
Total	($3,717)	$1,615	($5,332)	(330)%	(353)%

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

The $6.1 million, or 9%, decrease in gross profit in 2011 compared to 2010 and the $0.7 million, or 1%, decrease in operating expenses primarily led to a $5.3 million decrease in operating income representing a decrease in operating margin from 1% to (2)%. Our operating loss would have been $0.4 million lower in 2011 had foreign currency exchange rates remained the same as they were in the prior year. Operating losses included share-based compensation expense of $2.4 million and $1.8 million in 2011 and 2010, respectively.

Network Equipment.    The Network Equipment segment reported an operating profit of $4.5 million and $5.6 million in 2011 and 2010, respectively. The decrease was due to a $2.8 million decrease in gross profit and $1.8 million decrease in operating expenses. Operating margin was 5% in 2011, and 6% in 2010. Operating losses would have been flat in 2011 had foreign currency exchange rates remained the same as they were in the prior year.

Network Integration.    The Network Integration segment reported operating income of $6.0 million for 2011, compared to operating income of $7.8 million for the prior year. The $1.8 million decrease was due to a $3.1 million decrease in gross profit offset by a $1.3 million decrease in operating expenses. The Network Integration segment operating margin was 8% in 2011 compared to 10% in 2010. Operating income would have been $0.4 million lower in 2011 had foreign currency exchange rates remained the same as they were in the prior year.

Interest Expense and Other Income, Net

Interest expense was $0.9 million and $0.9 million in 2011 and 2010, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlement. We recognized a net loss of $0.1 million on foreign currency transactions in 2011 compared to a $0.2 million net gain in 2010.

Provision for Income Taxes

The tax benefits for the years ended December 31, 2011 and 2010 were $1.2 million and $0.5 million, respectively. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The increase in benefit for income taxes during 2011 is primarily due to a 2010 release of valuation allowances against deferred tax assets related to net operating loss carryforwards of OCS in certain foreign jurisdictions.

Tax Loss Carryforwards

As of December 31, 2011, we had NOLs of $227.4 million, $161.8 million and $89.7 million for federal, state and foreign income tax purposes, respectively. We also had capital loss carryforwards of $109.1 million and $58.9 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of December 31, 2010, the U.S. federal and state NOLs had a full valuation allowance.

Discontinued Operations

The income from discontinued operations for the year ended December 31, 2011 included net income from Interdata of $1.4 million, a net loss from Alcadon of $3.8 million, net income from CES of $2.3 million, and a net loss from results of operations from TurnKey of $3.4 million. The income from discontinued operations for the year ended December 31, 2010 included net income from Interdata of $2.1 million, net income from Alcadon of $2.4 million, net income from CES of $3.4 million, a net loss from results of operations from TurnKey of $1.7 million and income from Source Photonics of $43.8 million.

Liquidity and Capital Resources

At December 31, 2012 and 2011, respectively, the Company's cash and restricted time deposits and escrow accounts decreased from $58.9 million to $40.8 million, a decrease of $18.0 million. Our cash outflows included a net income adjusted for non-cash items including depreciation and amortization, share-based compensation, the gains on sales of subsidiaries, litigation settlement and goodwill impairments of $12.9 million. Our $15.9 million in cash used in operations also included a net usage of cash used to pay for current assets and liabilities of $3.0 million, and included a $5.1 million decrease in accounts payable, an increase of other assets of $5.9 million, a $0.7 million increase in inventory combined with a decrease in accrued liabilities and income taxes payable of $3.2 million. These outflows were offset by cash generated from accounts receivable collections of $11.4 million and a decrease in deferred revenue and a decrease in other liabilities of $0.4 million. Cash from investing activities included $38.2 million in proceeds from the sale of three of the Company's foreign subsidiaries CES, Pedrena and Alcadon. (See Note 3, "Discontinued Operations" to the Consolidated Financial Statements in Item 8 of this Form 10-K.) Cash provided by investing activities was offset by a net $64.9 million used for financing activities including payments of special dividends totaling $58.0 million on the outstanding shares of the Company's Common Stock to return excess cash to the Company's stockholders in May 2012 and December 2012. (See Note 11, Stockholders' Equity to the Consolidated Financial Statements in Item 8 of this Form 10-K.) We also purchased 332.2 thousand shares of the Company's Common Stock for $3.3 million in August 2012 and December 2012. (See Note 11, Stockholder's Equity), and made $2.9 million in purchases of property and equipment. In addition, net payments on short-term debt and capital lease obligations of $28.0 million partially offset additional borrowings of $24.0 million.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when the cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units and following our October 10, 2012 Form 8-K filing announcing our plans to no longer sell OCS and operate it for the foreseeable future, a decision was made to invest approximately $4.6 million over the next 12 months to upgrade our systems and equipment needed to support the Company's growth objectives in the Carrier Ethernet and optical transport markets among others. Our plans also include to no longer sell Tecnonet and to operate that business for the foreseeable future. The nature of the Tecnonet business requires significant levels of working capital to finance the longer term receivables and the extended acceptance periods for its larger customers. The financing for its working capital needs is met through the use of receivable financing. Tecnonet has minimal capital requirements and does not conduct research and development. Therefore, we do not anticipate Tecnonet's business to require significant investment to support our strategic objectives in the Italian information technology market. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	December 31, 2012	December 31, 2011
Cash
Cash and cash equivalents	$40,609	$58,590
Restricted time deposits	240	279
	40,849	58,869
Short-term debt	5,267	8,987
Cash in excess of debt	$35,582	$49,882
Ratio of cash to debt (1)	7.8	6.6

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (dollars in thousands):

	December 31, 2012	December 31, 2011	Increase (decrease)
Lines of credit secured by accounts receivable	$5,267	$8,987	($3,720)
Total short-term debt	$5,267	$8,987	($3,720)

The decrease in short-term debt at December 31, 2012 includes net payments of $28.0 million, a reduction of 42% in local currency, partially offset by additional borrowings of $24.0 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	December 31, 2012	December 31, 2011
Current assets	$119,591	$198,219
Less: Current assets of discontinued operations	—	(63,005)
Current assets from continuing operations	119,591	135,214
Current liabilities	50,480	81,799
Less: Current liabilities from discontinued operations	—	(20,693)
Current liabilities from continuing operations	50,480	61,106
Working capital	$69,111	$74,108
Current ratio (1)	2.4	2.2

(1)	Determined by dividing total current assets by total current liabilities.

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

Indemnification

In connection with the sale by MRV of Source Photonics in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired, however any indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations.

In connection with the sale by MRV of CES in March 2012, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement, and we have purchased an insurance policy to protect us against any claims of indemnification related to the representations and warranties.

Our sale purchase agreements for the sale of Interdata and Alcadon include customary indemnification obligations. In addition, in connection with the sale of Interdata the Company and the buyer entered into a Representations and Warranties Agreement that contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the sale transaction, and if the Company's cash falls below $20.0 million prior to December 31, 2013, the Company will deposit 1.5 million euros (or $2.0 million U.S. equivalent as of December 31, 2012) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company expects to maintain cash balances sufficient to avoid making a deposit.

Contractual Obligations

During the year ended December 31, 2012, following validation of individual plaintiff releases, we released $2.4 million in funds held in escrow pursuant to our settlement agreement resolving outstanding litigation whereby MRV was to pay $2.4 million to the plaintiffs in consideration for the mutual release of the parties for all claims related to the Company's acquisition of Fiberxon in July 2007, and other claims and lawsuits held or filed by the plaintiffs. We had previously reserved approximately $4.5 million for this potential deferred obligation, and released $2.2 million of the accrued liability related to these matters into income.

The following table illustrates our contractual obligations as of December 31, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Short-term debt	$5,267	$5,267	$—	$—	$—
Operating leases	5,991	1,801	3,003	1,187	—
Purchase commitments with suppliers and contract manufacturers	4,242	4,242	—	—	—
Deferred consideration payable	233	233	—	—	—
Total contractual obligations	$15,733	$11,543	$3,003	$1,187	$—

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities.

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

Certain assets and liabilities, including certain bank accounts, accounts receivables, and accounts payables of some of our business units, exist in currencies other than the functional currency of the related business units and are sensitive to foreign currency exchange rate fluctuations. These currencies principally include the U.S. dollar, the euro, the Taiwan dollar, and the Israeli new shekel. Additionally, Tecnonet, which has a functional currency of the euro, has certain of its lines of credit denominated in U.S. dollars. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 12% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the year ended December 31, 2012 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2011. For the year ended December 31, 2012, we had approximately:

•	$62.4 million in cost of goods and operating expenses recorded in euros; and

•	$1.7 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the year ended December 31, 2012, our costs would have increased to approximately:

•	$68.6 million cost of goods and operating expenses recorded in euros; and

•	$1.9 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies held have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

December 31	2012	2011
U.S. dollars	$37,620	$55,530
Euros	1,008	1,752
Taiwan dollars	51	26
Israeli new shekels	1,631	1,229
Other	299	53
Total cash and cash equivalents	$40,609	$58,590

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

Valuation and qualifying accounts.

Accounts Receivable Reserve	Year ended
December 31, 2012
Balance at beginning of period	$1,662
Charged to expense	116
Write-offs	(72)
Foreign currency translation adjustment	26
Balance at end of period	$1,732

Product Warranty Reserve	Year ended
December 31, 2012
Beginning balance	$1,126
Cost of warranty claims	(150)
Accruals for product warranties	30
Foreign currency translation adjustment	—
Total	$1,006

Item 8.    Financial Statements and Supplemental Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheets of MRV Communications, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2013 expressed, an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
April 2, 2013

MRV Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2012	2011	2010

Revenue:
Product revenue	$106,447	$114,015	$125,783
Service revenue	45,214	43,053	37,678
Total revenue	151,661	157,068	163,461
Cost of sales	96,509	95,394	95,720
Gross profit	55,152	61,674	67,741
Operating expenses:
Product development and engineering	15,344	14,486	15,462
Selling, general and administrative	48,599	50,905	50,664
Impairment of goodwill	1,056	—	—
Total operating expenses	64,999	65,391	66,126
Operating income (loss)	(9,847)	(3,717)	1,615
Interest expense	(601)	(856)	(878)
Gain from settlement of deferred consideration obligation	2,314	—
Other income (loss), net	(54)	30	(360)
(Loss) income from continuing operations before income taxes	(8,188)	(4,543)	377
Provision (benefit) for income taxes	(1,013)	(1,191)	(468)
(Loss) income from continuing operations	(7,175)	(3,352)	845
Income (loss) from discontinued operations, net of income taxes of $4,588 in 2012, $5,791 in 2011, and $3,855 in 2010	12,839	(3,474)	49,935
Net income (loss)	5,664	(6,826)	50,780
Less:
Net income from continuing operations attributable to noncontrolling interests	—	—	2,089
Net income (loss) attributable to MRV	$5,664	$(6,826)	$48,691

Net loss from continuing operations attributable to MRV	$(7,175)	$(3,352)	$(1,244)
Net income from discontinued operations attributable to MRV	$12,839	$(3,474)	$49,935
Net income (loss) per share — basic (1):
From continuing operations	$(0.92)	$(0.43)	$(0.16)
From discontinued operations	$1.64	$(0.44)	$6.34
Net income (loss) per share — basic	$0.72	$(0.87)	$6.18
Net Income (loss) per share — diluted (1):
From continuing operations	$(0.92)	$(0.43)	$(0.16)
From discontinued operations	$1.64	$(0.44)	$6.30
Net income (loss) per share — diluted	$0.72	$(0.87)	$6.15
Weighted average number of shares:
Basic	7,813	7,878	7,878
Diluted	7,817	7,878	7,921
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	2012	2011	2010

Net income (loss)	$5,664	($6,826)	$50,780
Other comprehensive income (loss), net of tax
Unrealized gain (loss) from available-for-sale securities	—	(3)	11
Foreign currency translation gain (loss)	1,152	(1,241)	2,624
Foreign currency translation effect realized upon divestiture of subsidiary	(16,106)	1,907	(6,109)
Other comprehensive income (loss):	($14,954)	$663	($3,474)
Comprehensive income (loss)	($9,290)	($6,163)	$47,306
Less:
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(202)
Comprehensive income (loss) attributable to MRV	($9,290)	($6,163)	$47,508

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$40,609	$58,590
Restricted time deposits	240	279
Accounts receivable, net	32,237	38,569
Other receivables	18,287	11,225
Inventories	22,444	21,411
Deferred income taxes	1,145	1,117
Other current assets	4,629	4,023
Current assets of discontinued operations	—	63,005
Total current assets	119,591	198,219
Property and equipment, net	3,735	3,760
Goodwill	—	1,071
Deferred income taxes, net of current portion	3,711	4,396
Intangibles, net	400	—
Other assets	1,128	574
Noncurrent assets of discontinued operations	—	22,669
Total assets	$128,565	$230,689

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$5,267	$8,987
Deferred consideration payable	233	4,615
Accounts payable	20,478	25,180
Accrued liabilities	16,652	14,881
Deferred revenue	7,290	7,418
Other current liabilities	560	25
Current liabilities of discontinued operations	—	20,693
Total current liabilities	50,480	81,799
Other long-term liabilities	5,184	5,230
Long-term liabilities from discontinued operations	—	1,446
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,061 shares in 2012 and 8,030 shares in 2011
Outstanding — 7,594 shares in 2012 and 7,890 in 2011	270	270
Additional paid-in capital	1,281,170	1,337,935
Accumulated deficit	(1,201,515)	(1,207,178)
Treasury stock — 332 shares in 2012 and 140 shares in 2011	(6,528)	(3,271)
Accumulated other comprehensive income	(496)	14,458
Total stockholders' equity	72,901	142,214
Total liabilities and stockholders' equity	$128,565	$230,689

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Stockholders' Equity (In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	MRV Stockholders' Equity Total	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2009	7,880	268	1,405,015	(1,249,044)	(1,352)	15,463	170,350	6,719	177,069
Purchase of treasury shares	(54)	—	—	—	(1,494)	—	(1,494)	—	(1,494)
Exercise of stock options	53	2	993	—	—	—	995	—	995
Share-based compensation expense	6	—	2,718	—	—	—	2,718	181	2,899
Purchase of subsidiary shares from noncontrolling interest	—	—	1,508	—	—	(485)	1,023	(6,698)	(5,675)
Net income	—	—	—	48,691	—	—	48,691	2,089	50,780
Other comprehensive income (loss)						(1,183)	(1,183)	(2,291)	(3,474)
Balance, December 31, 2010	7,885	270	$1,410,234	$(1,200,353)	$(2,846)	$13,795	$221,100	$—	$221,100
Purchase of treasury shares	(13)	—	—	—	(425)	—	(425)	—	(425)
Exercise of stock options	12	—	232	—	—	—	232	—	232
Share-based compensation	4	—	2,469	—	—	—	2,469	—	2,469
Dividend to common stockholders	—	—	(75,000)	—	—	—	(75,000)	—	(75,000)
Net loss	—	—	—	(6,826)	—	—	(6,826)	—	(6,826)
Other comprehensive income (loss)	—	—	—	—	—	663	663	—	663
Balance, December 31, 2011	7,888	270	$1,337,935	$(1,207,179)	$(3,271)	$14,458	$142,213	$—	$142,213
Purchase of treasury shares	(332)	—	—	—	(3,257)	—	(3,257)	—	(3,257)
Share-based compensation	38	—	1,192	—	—	—	1,192	—	1,192
Dividend to common stockholders	—	—	(57,957)	—	—	—	(57,957)	—	(57,957)
Net loss	—	—	—	5,664	—	—	5,664	—	5,664
Other comprehensive income (loss)	—	—	—	—	—	(14,954)	(14,954)	—	(14,954)
Balance, December 31, 2012	7,594	270	$1,281,170	$(1,201,515)	$(6,528)	$(496)	$72,901	$—	$72,901

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$5,664	($6,826)	$50,780
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,016	2,635	8,659
Share-based compensation expense	1,191	2,469	2,899
Provision for doubtful accounts	116	296	(212)
Deferred income taxes	653	(1,130)	(2,947)
Amortization of premium on marketable securities	—	39	364
Gain on settlement of deferred consideration litigation	(2,314)	—	(520)
Gain on disposition of property and equipment	28	46	81
Gain (loss) on sale of subsidiary	(23,272)	3,154	(37,528)
Impairment of goodwill	3,007	7,095	1,226
Changes in operating assets and liabilities:
Accounts receivable	11,439	(376)	(26,029)
Inventories	(689)	8,546	(20,263)
Other assets	(5,927)	6,064	(20,040)
Accounts payable	(5,104)	(43)	16,290
Accrued liabilities	(1,002)	(903)	(2,029)
Income tax payable	(2,168)	1,149	(1,373)
Deferred revenue	155	(3,483)	3,378
Other current liabilities	281	(2,376)	(271)
Net cash (used in) provided by operating activities	(15,926)	16,356	(27,535)
Cash flows from investing activities:
Purchases of property and equipment	(2,909)	(3,118)	(13,118)
Proceeds from sale of property and equipment	192	143	86
Purchases of intangibles	(400)	(474)	—
Proceeds from sale of investments in unconsolidated entities		—	3,708
Proceeds from sale of subsidiaries, net of cash acquired	38,233	1,155	130,562
Investment in restricted time deposits	1,371	152	(397)
Purchases of investments	—	—	(44,971)
Proceeds from sale or maturity of investments	—	13,474	49,057
Net cash provided by investing activities	36,487	11,332	124,927
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	234	995
Purchase of treasury shares	(3,257)	(425)	(1,494)
Borrowings on short-term debt	24,004	43,153	156,266
Payments on short-term debt	(27,958)	(52,371)	(160,363)
Borrowing on long-term obligations	459	—	—
Purchase of noncontrolling interest	—	—	(5,779)
Cash restricted to collateralize short-term debt	—	—	12,261
Dividend payment	(57,957)	(75,000)
Payments on long-term obligations	(230)	—	(14)
Net cash (used in) provided by financing activities	(64,939)	(84,409)	1,872
Effect of exchange rate changes on cash and cash equivalents	1,271	(564)	1,282
Net (decrease) increase in cash and cash equivalents	(43,107)	(57,285)	100,546
Cash and cash equivalents, beginning of year (1)	83,716	141,001	40,455
Cash and cash equivalents, end of period	$40,609	$83,716	$141,001
Supplement disclosure on following page.

	Year ended December 31,
	2012	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$416	$760	$265
Cash paid during year for interest — discontinued operations	—	18	1,423
Cash paid during year for interest — Total	$416	$778	$1,688
Cash paid during year for income taxes — continuing operations	$1,540	$3,147	$2,569
Cash paid during year for income taxes — discontinued operations	295	2,016	3,542
Cash paid during year for income taxes — Total	$1,835	$5,163	$6,111
The accompanying notes are an integral part of these financial statements.

(1)	The cash and cash equivalents at the beginning of the periods presented include $25,126, $15,403 and $19,389 from discontinued operations for December 31, 2012, 2011 and 2010, respectively.

MRV Communications, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Description of Business
MRV Communications, Inc. ("MRV" or the "Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, enterprises and governments throughout the world. MRV's products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. MRV conducts its business along two principal segments: the Network Equipment segment and the Network Integration segment. MRV's Network Equipment segment designs, manufactures, sells, and services equipment used by commercial customers, governments, and telecommunications service providers. Products include switches, optical transport platforms, physical layer products and out-of-band management products, and specialized networking products. The Italian Network Integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors.
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
On October 26, 2010, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiaries Source Photonics, Inc. and Source Photonics Santa Clara, Inc. (together “Source Photonics"). On May 6, 2011, the Company sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"), which were part of our Network Integration segment. On March 29, 2012, we sold all of the issued and outstanding capital stock of Creative Electronic Systems SA ("CES"), which was part of our Network Equipment segment. On October 12, 2012, we sold all of the issued and outstanding capital stock of Alcadon-MRV AB ("Alcadon"), which was part of our Network Integration segment. On October 16, 2012, we sold all of the issued and outstanding capital stock of Pedrena Enterprises B.V. ("Pedrena"), which was part of our Network Integration segment. We have reclassified the historical financial results of TurnKey, CES, Alcadon and Pedrena to discontinued operations in all periods presented. The related assets and liabilities of discontinued operations have been reclassified to assets and liabilities of discontinued operations in the Balance Sheets. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for 2012 and 2011.
In the opinion of MRV's management, these audited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of December 31, 2012. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.
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
MRV generally warrants its products against defects in materials and workmanship for 90 days to three year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.
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
Marketable Securities
MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. There were no marketable securities as of December 31, 2012 and December 31, 2011. Proceeds from sales of marketable securities were $13.5 million and $49.1 million for the years ended December 31, 2011 and 2010, respectively.
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
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2010	$3,692	272	(558)	(64)	$3,342
December 31, 2011	$3,342	210	(1,863)	(27)	$1,662
December 31, 2012	$1,662	116	(72)	26	$1,732

As of December 31, 2012 and 2011, amounts due from Fastweb S.p.A., a Network Integration segment customer, exceeded 10% of gross accounts receivables and as of December 31, 2011 Telecom Italia S.p.A., also a Network Integration segment customer, exceeded 10% of gross accounts receivables.

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

Net inventories consisted of the following (in thousands):

December 31:	2012	2011
Raw materials	$4,348	$5,401
Work-in process	1,368	1,940
Finished goods	16,728	14,070
Total	$22,444	$21,411

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

Property and equipment consisted of the following (in thousands):

December 31:	2012	2011
Property and equipment, at cost:
Machinery and equipment	$8,196	$7,827
Computer hardware and software	7,204	6,562
Leasehold improvements	2,528	2,648
Furniture and fixtures	2,065	2,009
Construction in progress	393	492
Total property and equipment, at cost	20,386	19,538
Less — accumulated depreciation and amortization	(16,651)	(15,778)
Total	$3,735	$3,760

Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	2	5
Computer hardware and software	3	6
Leasehold improvements	1	10
Furniture and fixtures	3	15

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $1.3 million and $1.2 million, respectively.

Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles — Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV's annual impairment review date is October 1. Reviews for impairment are performed at each of MRV's reporting units. Intangible assets that are determined to have definite lives are amortized over their useful lives. See Note 4 "Goodwill and Other Intangibles" for further information.

Investments

MRV accounts for investments in unconsolidated entities in accordance with ASC 323 Investments — Equity Method and Joint Ventures. Unconsolidated investments, for which the Company does not have the ability to exercise significant influence over operating and financial policies, are accounted for under the cost method. The Company accounts for investments for which MRV has the ability to exercise significant influence in terms of operating and financial policies, under the equity method. All unconsolidated investments in which the Company owns greater than 20% of the voting stock are accounted for under the equity method. The Company did not hold investments as of December 31, 2012.

Under the cost and equity method, a loss in value of an investment, which is deemed to be other than a temporary decline, is recognized. Evidence of a loss in value might include absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. There were no cost or equity method investments held as of December 31, 2012 and December 31, 2011.

Impairment of Long-Lived Assets

MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. The Company takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There was no impairment loss on tangible assets of continuing operations during the three years ended December 31, 2012.

Fair Value of Financial Instruments

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair market value.

ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs; Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

All of MRV's assets and a majority of its liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

During 2012 the Company recorded a liability for the estimated fair value of 250,000 warrants that may be awarded to plaintiffs in a litigation matter, see Note 9, Commitments and Contingencies. In calculating the fair value the Company used Black Scholes with level 2 inputs including a volatility of 55% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 0.8% and the 5 years expected term of the warrants. The resulting fair value was $4.30 per warrant.

Other Assets
Other assets include prepaid expenses that will be consumed within a twelve month period. Prepaid expenses included in other assets were $1.8 million and $1.0 million for 2012 and 2011, respectively.

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

Cost of Sales

Cost of sales includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. The portion of cost of sales related to service revenue was $33.6 million and $29.1 million for the years ended December 31, 2012 and 2011, respectively.

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

Sales and Marketing

Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2012, 2011 and 2010, advertising and trade show costs were $1.2 million, $1.3 million and $1.4 million, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding, including restricted shares which, although they are legally outstanding and have voting rights, are subject to vesting and are treated as common stock equivalents in calculating diluted income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding and dilutive potential shares of Common Stock from stock options outstanding during the period. Diluted shares outstanding also include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.

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

Outstanding stock options to purchase 416.3 thousand shares were excluded from the computation of dilutive shares for the year ended December 31, 2012 because of the net loss. Outstanding stock options to purchase 404.8 thousand shares were excluded from the computation of dilutive shares for the year ended December 31, 2011. Outstanding stock options to purchase 400.1 thousand shares were excluded from the computation of dilutive shares for the year ended December 31, 2010. In addition, for the year ended December 31, 2012, 2011 and 2010 respectively, 4.4 thousand, 37.8 thousand and 42.7 thousand potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

On December 3, 2012, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expires on December 31, 2013. Under this program the Company purchased 40 thousand shares at a total cost of $0.4 million during the year ended December 31, 2012.

Share-Based Compensation

As discussed in Note 12 "Share-Based Compensation," the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV's best estimates. Those estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 12, Share-Based Compensation, for a further discussion on share-based compensation and assumptions used.

Recently Issued Accounting Standards

In July 2012 the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments in ASU 2012-02 also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company's consolidated financial statements and the Company is not electing early adoption of implementation of the regulation amendment.

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

On October 16, 2012, the Company completed the sale of its subsidiary, Pedrena. Pedrena is the parent company of Interdata, which is in turn, the parent company of J3TEL. The sale was completed pursuant to a Share Purchase Agreement, dated as of August 1, 2012 (the "Interdata Purchase Agreement") with IJ Next, a French "société par actions simplifiée," as purchaser. The purchaser was a wholly-owned subsidiary of the French company Holding Baelen

Gaillard ("HBG").

The purchase price was 14.6 million euros ($19.0 million) and was paid in cash at closing by HBG to the Company. Cash proceeds to the Company were subject to closing costs of approximately $0.8 million. In addition to the Interdata Purchase Agreement, the Company and purchaser entered into a Representations and Warranties Agreement on August 1, 2012 (the "Representation and Warranties Agreement") related to the transaction which included customary representations, warranties, covenants and indemnification obligations. The Interdata Purchase Agreement, Representations and Warranties Agreement and sale of Interdata were approved by the Company's stockholders at the Company's annual meeting of stockholders held on October 11, 2012.

The statements of operations for the years ended December 31, 2012, 2011 and 2010 that would have been included if Pedrena had not been sold and the assets and liabilities of Interdata that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenue	$27,602	$38,282	$33,507
Income (loss) before income taxes	(3,175)	3,432	3,070
Provision for income taxes	(244)	2,045	1,011
Income (loss) from operations of discontinued operations	(2,931)	1,387	2,059
Gain on sale of Interdata, net of income taxes of $623	5,542	—	—
Net income from discontinued operations, net of income taxes	$2,611	$1,387	$2,059

Year ended December 31:	December 31, 2011
Cash and cash equivalents	$6,370
Accounts receivable, net	13,173
Inventories	1,554
Other current assets	1,115
Total current assets	22,212
Property and equipment, net	2,369
Goodwill	2,057
Other assets	260
Total assets	$26,898
Accounts payable	$4,191
Accrued liabilities	3,942
Other current liabilities	3,382
Non-current liabilities	380
Total liabilities	$11,895

In connection with the sale of Interdata the Company entered into a channel partner agreement with the buyer whereby the Company will continue to sell its products to Interdata. The amount of intercompany revenues that were previously eliminated from the Company's financial statements in consolidation consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenues attributed to intercompany activities	$4,249	$6,630	$5,906

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

The purchase price paid at closing to the Company by Deltaco was $6.5 million plus estimated net cash as of September 30, 2012 of $1.2 million for an aggregate of $7.7 million. The cash proceeds received were subject to an escrow amount of $0.8 million and approximately $0.3 million in closing costs. The escrow fund was released on December 28, 2012, subject to a 'true-up' adjustment of $0.7 million. Prior to the closing, Alcadon paid a cash dividend to MRV in the amount of $3.7 million. Total net cash proceeds to the Company were $10.6 million inclusive of the $3.7 million dividend and net of the true-up and other closing costs.

The statements of operations for the years ended December 31, 2012, 2011 and 2010 that would have been included if Alcadon had not been sold and the assets and liabilities of Alcadon that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenue	$24,320	$36,760	$29,628
Income (loss) before income taxes	(1,088)	(2,479)	3,305
Provision for income taxes	643	1,271	920
Income (loss) from operations of discontinued operations	(1,731)	(3,750)	2,385
Gain on sale of Alcadon, net of income taxes of $1,341	6,182	—	—
Net income (loss) from discontinued operations, net of income taxes	$4,451	($3,750)	$2,385

Year ended December 31:	2011
Cash and cash equivalents	$6,392
Time deposits	101
Accounts receivable, net	3,912
Inventories	5,169
Other current assets	409
Total current assets	15,983
Property and equipment, net	660
Goodwill	3,737
Total assets	$20,380
Accounts payable	$1,988
Accrued liabilities	2,101
Other current liabilities	1,854
Non-current liabilities	599
Total liabilities	$6,542

In connection with the sale of Interdata the Company entered into a channel partner agreement with the buyer whereby the Company will continue to sell its products to Alcadon. The amount of intercompany revenues that were previously eliminated from the Company's financial statements in consolidation consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenues attributed to intercompany activities	$3,931	$8,111	$6,251

On March 29, 2012, the Company completed the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary CES. The sale was completed pursuant to a Stock Purchase Agreement (the "CES Purchase Agreement"), dated as of December 2, 2011, with CES Holding SA, as purchaser, represented for purpose of the

Agreement by Vinci Capital Switzerland SA. The CES Purchase Agreement and sale of CES were approved by the Company's stockholders at the Company's annual meeting of stockholders held on January 9, 2012. The purchase price for CES paid on closing to the Company was CHF 25.8 million, or U.S. $28.4 million, with CHF 2.6 million, or U.S. $2.8 million of the proceeds going into an indemnification escrow account to be released in one year to the Company (subject to any indemnification claims that may be brought by the purchaser). Cash proceeds to the Company were $24.2 million upon closing net of the escrowed funds and $1.2 million in other closing costs.

The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $5.8 million and $2.3 million from discontinued operations, net of income tax expense, for the years ended December 31, 2012 and 2011, respectively. The net income from discontinued operations for the year ended December 31, 2012 includes an $6.5 million gain partially offset by a $0.1 million operating loss and $0.4 million in withholding tax expense.

The statements of operations for the years ended December 31, 2012, 2011 and 2010, that would have been included if CES had not been sold and the assets and liabilities of CES that are reflected in the balance sheet as of December 31, 2011 consisted of (in thousands):

Year ended December 31:	2012	2011	2010
Revenue	$6,829	$34,643	$29,436
Income (loss) before income taxes	(135)	4,758	4,581
Provision for income taxes	556	2,454	1,197
Income (loss) from operations of discontinued operations	(691)	2,304	3,384
Gain on sale of CES, net of income taxes of $1,668	6,470	—	—
Net income from discontinued operations, net of income taxes	$5,779	$2,304	$3,384

Year ended December 31,	2011
Cash and cash equivalents	$12,364
Time deposits	1,281
Accounts receivable, net	5,310
Inventories	4,029
Other current assets	1,826
Total current assets	24,810
Property and equipment, net	2,571
Goodwill	12,843
Other assets	(119)
Total assets	$40,105
Accounts payable	$705
Accrued liabilities	1,802
Other current liabilities	729
Non-current liabilities	467
Total liabilities	$3,703

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration segment. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $3.4 million from discontinued operations, net of income tax expense for the year ended December 31, 2011.

The statements of operations for the years ended December 2011 and 2010 that would have been included if TurnKey had not been sold consisted of (in thousands):

Year ended December 31:	2011	2010
Revenue	$1,907	$7,930
Income (loss) before income taxes	(240)	(1,699)
Provision for income taxes	20	1
Income (loss) from operations of discontinued operations	(260)	(1,700)
Loss on sale of TurnKey net of income taxes of $0	(3,154)	—
Net income (loss) from discontinued operations, net of income taxes	($3,414)	($1,700)

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

Year ended December 31,	2010
Revenue	$195,132
Income (loss) before income taxes	7,006
Provision (benefit) for income taxes	728
Income from operations of discontinued operations	6,278
Gain on sale of Source Photonics net of income taxes of $0	37,528
Net income (loss) from discontinued operations, net of income taxes	$43,806

4.	Goodwill and Other Intangibles

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangibles with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. The following table summarizes the changes in the Company's goodwill accounts for the year ended December 31, 2012 in thousands.

	Network Integration	Total
Goodwill	$2,831	$2,831
Accumulated impairment losses and amortization	(1,760)	(1,760)
Balance as of December 31, 2011	1,071	1,071

Impairment of Tecnonet goodwill	(1,055)	(1,055)
Foreign currency translation adjustment, net	(16)	(16)

Goodwill	2,831	2,831
Accumulated impairment losses and amortization	(2,831)	(2,831)
Balance as of December 31, 2012	$—	$—

As of December 31, 2011 all of the goodwill resided in the Network Integration segment.

The fair value of goodwill is tested for impairment on a non-recurring basis using Level 3 inputs. During the year ended December 31, 2012 the Company concluded that there was an indication of impairment to Tecnonet S.p.A, our Italian subsidiary. Below is a description of the Level 3 inputs used:

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Median)

Equity investment in Tecnonet	$20,100	Income approach-discounted cash flow ("DCF")	Weighted average cost of capital	19.8%-25.8% (22.8%)
			Long term growth rate	1.5%-4.5% (3.0%)

Based on the valuation of Tecnonet, the associated goodwill was determined to be impaired and was written off during the year ended December 31, 2012. Reasons for the impairment include lower revenue and lower profit forecast for the business due to worsening economic conditions in Italy. The amount of the impairment, $1.1 million, is equal to the total carrying amount of goodwill on the books as of September 30, 2012.

During the year ended December 31, 2012, the Company concluded that there was an indication of impairment to Alcadon-MRV AB ("Alcadon"), our Scandinavian subsidiary, which was subsequently sold in October 2012. Below is a description of the Level 3 inputs used:

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Median)

Equity investment in Alcadon	$13,100	DCF	Weighted average cost of capital	34.3%-40.3% (37.3%)
			Long term growth rate	1.5%-4.5% (3.0%)
	$11,900	Non-binding offer from third party	N/A	$11,900

Based on the valuation of Alcadon, the goodwill associated with Alcadon was determined to be impaired and was written off during the year ended December 31, 2012. Reasons for the impairment include the loss of a key customer in the first half of 2012 lowering revenue and profit forecast for the business. The amount of the impairment is equal to the total carrying amount of goodwill on the books as of June 30, 2012, $3.7 million.

The Company does not have goodwill as of December 31, 2012.

Other intangibles consist of intellectual property purchased by an Israeli subsidiary of the Company during the year ended December 31, 2012. This asset was not in service as of December 31, 2012, therefore amortization of other intangible assets was zero for the years ended December 31, 2012 and December 31, 2011. The term of the license agreement is indefinite and the Company plans to amortize the cost of the license over the estimated useful life which is approximately five years.

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

December 31:	2012	2011
Payroll and related	$7,653	$8,302
Professional fees	1,916	1,345
Non-income taxes	84	1,185
Product warranty	1,006	1,126
Deferred rent	380	431
Derivative litigation costs	1,262	—
Derivative litigation settlement	1,573	—
Other	2,778	2,492
Total	$16,652	$14,881

Total derivative litigation cost in excess of insurance limits was $1.8 million through December 31, 2012. Accrued settlement costs represent the estimated fair value of warrants that may be issued. See Note 9, Commitments and Contingencies.

6. Income Taxes
For financial reporting purposes, income before income taxes includes the following (in thousands):

Years ended December 31:	2012	2011	2010

United States	$(11,018)	$(10,916)	$(6,557)
Foreign	2,830	6,373	6,934
Total	$(8,188)	$(4,543)	$377
The provision for income taxes consists of the following (in thousands):

Years ended December 31:	2012	2011	2010
Current:
State	300	69	43
Foreign	1,664	2,029	3,245
Total current	1,964	2,098	3,288
Deferred:
Federal	(3,019)	(1,813)	—
State	(614)	(369)	—
Foreign	656	(1,107)	(3,756)
Total deferred	(2,977)	(3,289)	(3,756)
Total	$(1,013)	$(1,191)	$(468)
The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

Years ended December 31:	2012	2011	2010
Income tax provision, at statutory federal rate	34%	34%	34%
State and local income taxes, net of federal income taxes effect	6	16	217
Credits	5	—	—
Permanent differences	(7)	(40)	327
Goodwill impairment	(4)	—	—
Foreign taxes at rates different than domestic rates	(1)	5	336
Change in tax rates	—	75	—
Change in valuation allowance	(20)	(64)	(1,039)
Total	13%	26%	(125)%

The components of deferred income taxes consist of the following (in thousands):

December 31:	2012	2011
Allowance for doubtful accounts	$275	$291
Inventory reserve	1,933	1,837
Accrued liabilities	3,094	2,985
Other	6,052	6,691
	11,354	11,804
Valuation allowance	(10,209)	(10,687)
Net current deferred income tax assets	1,145	1,117
Net operating losses	89,742	112,199
Tax credits	758	775
Depreciation and amortization	433	(1,985)
Investments	—	(38)
Capital loss carry forwards	40,739	41,510
	131,672	152,461
Valuation allowance	(127,961)	(148,065)
Net long-term deferred income tax asset	3,711	4,396
Total	$4,856	$5,513

MRV records valuation allowances against deferred income tax assets, when necessary, in accordance with ASC 740 Accounting for Income Taxes. Realization of deferred income tax assets, such as net operating loss ("NOL") carry forwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During 2012 the Company recorded a decrease to the valuation allowance totaling $20.6 million against additional deferred income tax assets, principally domestic and foreign net operating losses. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized.

The change in the valuation allowance is as follows:

December 31:	2012	2011	2010
Balance at beginning of period	($158.8)	($136.8)	($120.7)
Decrease in Valuation Allowance	20.6	(22.0)	(16.1)
Balance at end of period	$(138.2)	$(158.8)	$(136.8)

As of December 31, 2012, MRV had federal, state, and foreign NOL carry forwards available of $173.7 million, $112.0 million and $90.8 million, respectively. For the year ended December 31, 2012, federal NOL carry forwards decreased by $53.7 million, and state net operating loss carry forwards decreased by $49.8 million. For federal and state income tax purposes, the NOLs are available to offset future taxable income through 2031. Certain foreign NOL carry forwards and tax credits are available indefinitely. As of December 31, 2012, federal and state capital loss carry forwards amounted to $110.3 million, and $47.1 million, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015.

Under the provisions of ASC 718 Compensation — Stock Compensation, MRV recognizes tax benefits associated with the exercise of stock options and vesting of restricted stock directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from these tax benefits occurring from January 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2012, deferred tax assets do not include $2.4 million of loss carryovers from share-based compensation.

MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2012, MRV had approximately $23.8 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of the Company's U.S. entities exceed current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The tax years 2000-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was needed or recorded under ASC 740, as the topic relates to accounting for uncertainty in income taxes as of December 31, 2012.

Since the Company has a loss from continuing operations and income from discontinued operations, the Company has applied ASC 740-20-45-7 that results in a reclassification of income tax benefit from discontinued operations to continuing operations. The amount of benefit reclassified was $3.6 million in 2012 and $2.2 million in 2011.

The Company recognized an income tax expense of $4.6 million, $5.8 million, and a benefit of $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, with respect to its discontinued operations.

7. Short-Term Debt
Short-term debt consists of secured and unsecured lines of credit and a short-term loan. As of December 31, 2012 and 2011, short-term debt totaled $5.3 million and $9.0 million, respectively. Customer accounts receivables of our subsidiary, Tecnonet, have been pledged as collateral on these borrowings. Short-term debt bears interest ranging from 1.9% to 2.9%, and the weighted average interest rates were approximately 2.7% as of each of December 31, 2012 and 2011, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries.

8. 401(k) Plan
The Company sponsors a 401(k) plan to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, MRV's plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the plan on a pretax basis. The Company currently matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees, however the Company had reduced its matching rate to 25% for 2010. Matching contributions to the Plan totaled $396 thousand, $471 thousand, and $286 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

9. Commitments and Contingencies
Lease Commitments
MRV leases certain facilities and equipment under non-cancelable lease agreements expiring in various years through 2020. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2012 (in thousands):

Years ending December 31,	Operating leases
2013	$1,801
2014	1,639
2015	1,364
2016	826
2017	361
Thereafter	—
Total	$5,991

Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2012, 2011 and 2010, was $2.7 million, $3.2 million and $2.7 million, respectively.
On October 8, 1996, the Company entered into a lease amendment with Bud H. Harris for the lease of office space located in Chatsworth, CA.  The Company exercised multiple options to extend the original lease term, and the current term of the lease is for 10 years from April 1, 2007, with no option to extend the lease term.  The total lease payments over the initial term will approximate $2.0 million.  The Company took possession of the facility and the lease term commenced.  Pursuant to the amendment, the Company was granted an improvement allowance of $70,000  which is being amortized as a reduction to rent expense over the life of the lease.

On June 30, 2005 the Company entered into a lease amendment as successor-in-interest to Luminent, Inc. with George DiRado for the lease of office and warehouse space located in Chatsworth, CA.  The current term of the lease is for 10 years starting January 1, 2006 through December 31, 2015, with an option to extend the lease five years.  The total lease payments over the initial term will be approximate $2.1 million.  The Company took possession of the facility and the lease term commenced.

On June 30 2008, the Company entered into a lease amendment with Tecla Immobillare for the lease of office space located in Rome, Italy.  The term of the lease is for six years from March 1, 2010, with an option to extend the lease term for six years.  The total lease payments over the initial term will approximate $0.9 million.  The Company took possession of the facility and the lease term commenced.  Pursuant to the lease, the Company was not granted any rent abatement.

On June 30 2008, the Company entered into a lease amendment with Fanocle S.p.A. for the lease of office space located in Rome, Italy.  The term of the lease is for six years from March 1, 2010, with an option to extend the lease term for one six year period.  The total lease payments over the initial term will approximate $0.7 million.  The Company took possession of the facility and the lease term commenced.  Pursuant to the lease, the Company was not granted any rent abatement.

On December 16, 2009, the Company entered into a lease amendment with Chelmsford Associates, LLC for the lease of office space located in Chelmsford, MA.  The term of the lease is for five years, six months from March 1, 2010, with an option to extend the lease term for a five year period.  The total lease payments over the initial term will approximate $1.5 million.  The Company took possession of the facility and the lease term commenced.  Pursuant to the lease, the Company was granted rent abatement of $146,000, which is being amortized as a reduction to rent expense over the life of the lease.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2012, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $4.2 million.

Royalty Commitment

Certain of MRV's Israeli subsidiaries are obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2.0% to 5.0% of sales of such products developed with the participation, up to the cost of such participation. The outstanding obligation as of December 31, 2012 is $287 thousand. We have further reserved $243 thousand against a disputed claim that was raised in 2005, though the last correspondence with the Chief Scientist on the matter occurred in 2008. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2012, 2011, and 2010.

Indemnification Obligations

In connection with the sale by MRV of Source Photonics in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired. However any indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations. In connection with the sale by MRV of CES in March 2012, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement, and we have purchased an insurance policy to protect us against any claims of indemnification related to the representations and warranties. Our sale purchase agreements for the sale of Interdata and Alcadon include customary indemnification obligations. In addition, in connection with the sale of Interdata the Company and the buyer entered into a Representations and Warranties Agreement that contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the sale transaction, and if the Company's cash falls below $20.0 million prior to December 31, 2013, the Company will deposit 1.5 million euros (or $2.0 million U.S. equivalent as of December 31, 2012) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company expects to maintain cash balances sufficient to avoid making a deposit.

Litigation

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

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10.0 million settlement agreement, which was covered by our director and officer insurance policies.

 As of January 4, 2013, litigation in the federal and state derivative actions has been stayed pending court approval of a proposed settlement between the derivative plaintiffs, individual defendants and the Company. On March 1, 2013 the parties filed a Stipulation of Settlement (the "Stipulation") with the federal court, and the plaintiffs filed a motion for preliminary approval of the Stipulation. There can be no assurance that either the federal or state court will approve the Stipulation. The Stipulation includes, among other things, (a) a release of all claims relating to the derivative litigation for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payment of attorneys' fees to plaintiffs' counsel including $500,000 in cash and 250,000 warrants to purchase the Company's Common Stock, with a five-year term and strike price of the closing price of the Company's Common Stock on the date an order of the federal District Court approving the settlement becomes final; (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. Within 120 days following the later of the issuance of an order approving the Settlement by the federal District Court, or the end of the period available for appeal, the Company would be required to take certain corporate governance reform actions, many of which have already been implemented.

To date, a majority of the costs related to the Company's and defendants' defense of these actions have been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, we have accrued for requests for payment for services of defense counsel and other parties through December 31, 2012, see Note 5, Accrued Liabilities. We have agreed to pay reasonable attorney fees and expenses for the individual defendants in the Stipulation, and will continue to incur our own legal expenses until this matter is finally resolved and non-appealable. Any such future obligations are not determinable at this time.

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with Alcatel-Lucent SA, Apcon, Inc., Finisar Corporation, International Business Machines, Mediacom Broadband LLC, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc. and The Lemelson Foundation in the past.

MRV and its subsidiaries have been named as defendants in other lawsuits involving matters that the Company considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

10. Product Warranty and Indemnification
As of December 31, 2012 and December 31, 2011, MRV's product warranty liability recorded in accrued liabilities was $1.0 million and $1.1 million, respectively. The following table summarizes the activity related to the product warranty liability (in thousands):

	Beginning balance	Cost of warranty claims	Accruals for product warranties	Foreign currency translation adjustment	Balance at end of period
December 31, 2010	$1,002	(128)	(13)	0	861
December 31, 2011	$861	790	(524)	(1)	1,126
December 31, 2012	$1,126	(150)	30	0	1,006

MRV accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

In the normal course of business to facilitate sales of its products, MRV indemnifies other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representation or covenants, for intellectual property infringement, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.

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

11. Stockholders' Equity
Authorized Shares
On December 26, 2012 the Company effected a reverse stock split of 1 for 20 shares which reduced the number of authorized Common Stock to 16,000,000, par value $0.0017. The accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented. The Company is authorized to issue up to 1 million shares of its $0.01 par value Preferred Stock.
Stock Repurchase Programs and Stock Repurchase
On September 13, 2010, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expired on December 31, 2011. Under this program the Company purchased 15 thousand shares at a total cost of

$0.4 million, and 55 thousand shares at a total cost of $1.5 million during the years ended December 31, 2011 and 2010, respectively.

On August 17, 2012, the Company entered into a Share Purchase Agreement with T2 Accredited Fund, L.P., T2 Qualified Fund, L.P. and Tilson Offshore Fund, Ltd. to purchase 292 thousand shares of the Company's Common Stock owned by the sellers at a price of $9.60 per share for an aggregate price of $2.8 million, which was a discount of 7.7% percent from the last reported trading price of $10.40 per share for the Company's Common Stock on August 16, 2012. The sale was executed on August 20, 2012.

On December 3, 2012, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expires on December 31, 2013. Under this program the Company purchased 40 thousand shares at a total cost of $0.4 million during the year ended December 31, 2012.
Equity Grants
MRV's equity plans provide for granting options, restricted stock or other forms of equity to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for the Company. Under these plans, stock options exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant and restricted stock grants do not have exercise prices. The options generally vest over one year to four years with expiration dates of ten years from the date of grant and all outstanding restricted stock grants vest one year from the date of grant. The Company's 2007 Omnibus Plan provides for granting options, restricted stock, and other forms of equity, and is at the discretion of the Board of Directors. As of December 31, 2012, 280 thousand options to purchase shares of Common Stock were available for future awards under the plan. See Note 12 Share-Based Compensation for additional discussion.

Dividends

On May 1, 2012, the Company's Board of Directors declared a dividend and payment to option holders totaling approximately $47.3 million, or $6.00 per share of the Company's Common Stock. The dividend was paid on May 25, 2012 to holders of record as of the close of business on May 16, 2012. The Board also approved a staggered cash payment to option holders equal to the loss in the Black-Scholes fair value of their options as a result of the dividend. Restricted stockholders received per share payments in the same amount as the Company's stockholders. Option holders who provided service to the Company at the time of the payment of the dividend received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and will receive 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control, or a sale of the business unit in which the option holder is employed. Option holders with unvested options will receive the cash payment in 12 months, subject to the same conditions described above.

On December 3, 2012, the Company's Board of Directors declared a dividend and payment to option holders totaling approximately $10.6 million, or $1.40 per share of the Company's Common Stock. The dividend was paid on December 21, 2012 to holders of record as of the close of business on December 14, 2012. Restricted stockholders received per share payments in the same amount as the Company's stockholders. Option holders received a one-time payment equal to the loss in the Black-Scholes fair value of their options as a result of the dividend.

On October 20, 2011, the Board of Directors declared a $75.0 million special dividend, representing approximately $0.48 per share, which was paid on November 10, 2011. The dividend represented excess capital resulting from our sale of Source Photonics.

Reverse Split

On October 11, 2012, the Company's stockholders approved a motion authorizing the Board of Directors to amend the Company's amended and restated certificate of incorporation to effect a reverse stock split of all outstanding shares of the Company's Common Stock at one of the approved ratios of 1:10, 1:11, 1:12, 1:13, 1:14, 1:15, 1:16, 1:17, 1:18, 1:19 or 1:20, at the Board of Director's discretion, and reduce the authorized shares of Common Stock in the same ratio. On December 3, 2012, the Company issued a press release announcing that its Board of Directors had approved a 1-for-20 reverse stock split of the Company’s issued and outstanding Common Stock, and a decrease in the number of authorized shares of the Company’s Common Stock as allowed by the Company’s stockholders at its annual meeting of stockholders on October 11, 2012. The reverse stock split was effective after close of trade on December 26, 2012, and the Common Stock traded on a split-adjusted basis on the OTCQB Marketplace commencing on the open of trade on December 27, 2012.

12.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Cost of goods sold	$39	$62	$40
Product development and engineering	40	118	207
Selling, general and administrative	1,050	2,208	1,532
Total share-based compensation expense (1)	$1,129	$2,388	$1,779

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

The Company granted 17,736, 95,953 and 240,774 stock options during the years ended December 31, 2012, 2011 and 2010. The related average fair value was $9.65, $20.12 and $18.56 per share. The Company granted restricted shares of 39,326, 5,146 and 6,028 at average fair values of $16.18, $23.62 and $24.82 per share during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $833.2 thousand, which is expected to be amortized over a weighted-average period of 1.4 years.

The following table summarized the activity that relates to the Company's restricted stock awards:

	2012	2011	2010
Restricted stock units at January 1	5,148	5,528	0
Granted	39,326	5,146	6,028
Vested	(5,148)	(5,526)	0
Forfeited	(1,812)	0	(500)
Restricted stock units as of December 31	37,514	5,148	5,528

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the year ended December 31, 2012:

Year ended December 31,	2012	2011	2010
Risk-free interest rate	0.8%	1.9%	1.6%
Dividend yield	—	—	—
Volatility	89.0%	87.0%	93.9%
Expected life (in years)	5.5	5.9	5.2

Share-Based Payment Award Activity
The following table summarizes option share-based payment award activity for the one-year period ended December 31, 2012 (in thousands, except per share amounts):

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2012	591	$36.33
Granted	18	$13.60
Exercised	—	$—
Canceled and forfeited	(186)	$36.02
Outstanding, December 31, 2012	423	$35.52	3.62	$—
Vested and expected to vest, December 31, 2012	414	$35.70	3.53	$—
Exercisable, December 31, 2012	362	$37.26	2.86	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $10.30 at December 31, 2012, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.
A summary of the Company's nonvested options as of December 31, 2012 (in thousands, except per share amounts):

	Shares under option	Weighted average exercise price
Nonvested options outstanding, January 1, 2012	163	$26.60
Granted	18	$13.60
Vested	(63)	$25.38
Canceled and forfeited	(57)	$25.42
Nonvested outstanding, December 31, 2012	61	$25.18

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2012:

Range of Exercise prices	Options outstanding as of December 31, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2012	Weighted average exercise price of exercisable options
$13.60 - $22.20	31,158	5.04	$16.84	20,388	$18.48
$23.80 - $23.80	54,523	4.74	$23.80	39,275	$23.80
$25.00 - $25.00	87,500	2.93	$25.00	87,500	$25.00
$27.60 - $27.60	49,147	6.31	$27.60	27,414	$27.60
$29.00 - $33.20	50,014	4.89	$31.41	38,598	$31.28
$34.60 - $48.80	53,747	2.32	$42.93	52,060	$43.20
$51.20 - $54.80	45,015	2.75	$50.91	45,015	$52.91
$55.00 - $73.40	45,439	1.02	$64.37	45,439	$64.37
$74.00 - $76.40	4,650	1.03	$74.85	4,650	$74.85
$79.20 - $79.20	1,400	3.25	$79.20	1,400	$79.20
$13.60 - $79.20	422,593	3.62	$33.52	361,739	$37.26

The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2012	2011	2010
Total intrinsic value of stock options exercised	$—	$139	$481
Cash received from stock options exercised	$—	$234	$995

13.	Segment Reporting and Geographic Information

MRV operates its business in two segments: the Network Equipment segment and the Network Integration segment. The Network Equipment segment designs, manufactures, distributes and services optical networking solutions and Internet infrastructure products, and the Network Integration segment provides value-added integration and support services for customers' networks.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices set forth in Note 2, Summary of Significant Accounting Policies. MRV evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	2012	2011	2010
Network Equipment segment	$87,727	$96,166	$96,514
Network Integration segment	72,421	76,436	80,209
Before intersegment adjustments	160,148	172,602	176,723
Intersegment adjustments	(8,487)	(15,534)	(13,262)
Total	$151,661	$157,068	$163,461

Network Equipment revenue primarily consists of optical communication systems that include Metro Ethernet equipment, optical transport equipment and out-of-band network equipment, and related service revenue and fiber optic components which are sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.

One customer accounted for $43.4 million, $44.2 million and $46.1 million of revenue in the Network Integration segment, or 29%, 28% and 28% of total revenue, for the years ended December 31, 2012, 2011 and 2010.

The same customer accounted for 21%, 14% and 11% of accounts receivable as of December 31, 2012, 2011 and 2010 respectively. Another customer in the Network Integration segment accounted for 9%, 30% and 33% of total accounts receivable as of December 31, 2012, 2011 and 2010, respectively.

The following table summarizes external revenue by geographic region (in thousands):

Years Ended December 31,	2012	2011	2010
Americas	$53,258	$57,433	$52,819
Europe	88,868	94,317	100,782
Asia Pacific	9,521	5,296	9,779
Other regions	14	22	81
Total	$151,661	$157,068	$163,461

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	December 31, 2012	December 31, 2011
Americas	$2,099	$2,150
Europe	1,590	1,558
Asia Pacific	46	52
Total	$3,735	$3,760

The following table provides selected Statement of Operations information by business segment (in thousands):

Years ended December 31,	2012	2011	2010
Gross profit
Network Equipment segment	$43,325	$49,423	$52,222
Network Integration segment	11,832	12,659	15,718
Before intersegment adjustments	55,157	62,082	67,940
Corporate unallocated and intersegment adjustments (1)	(5)	(408)	(199)
Total	$55,152	$61,674	$67,741

Depreciation expense
Network Equipment segment	$1,022	$843	$784
Network Integration segment	234	243	312
Corporate	192	180	59
Total	$1,448	$1,266	$1,155

Operating income (loss)
Network Equipment segment	$1,096	$4,539	$5,559
Network Integration segment	4,514	6,036	7,833
Before intersegment adjustments	5,610	10,575	13,392
Corporate unallocated operating loss and adjustments (1)	(15,457)	(14,292)	(11,777)
Total operating income (loss)	$(9,847)	$(3,717)	$1,615

Provision (benefit) for income taxes
Network Equipment segment	$(2,468)	$(3,289)	$(3,364)
Network Integration segment	1,455	2,098	2,896
Corporate	—	—	—
Total	$(1,013)	$(1,191)	$(468)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

December 31:	2012	2011
Additions to Fixed Assets
Network Equipment segment	$1,296	$1,129
Network Integration segment	85	328
Corporate	86	212
Discontinued operations	1,442	1,449
Total	$2,909	$3,118
Total Assets
Network Equipment segment	$44,445	$46,101
Network Integration segment	47,400	46,279
Corporate and intersegment eliminations	36,720	52,636
Discontinued operations	—	85,673
Total	$128,565	$230,689
Goodwill
Network Integration segment	—	1,071
Total	$—	$1,071

14. Other Income, Net
Following is a summary of other income, net (in thousands):

Years ended December 31:	2012	2011	2010
Interest income	$7	$51	$118
Loss on foreign currency transactions	(316)	(118)	196
Other, net	255	97	(674)
Total	$(54)	$30	$(360)

15. Sale of Investments in Unconsolidated Entities

On December 14, 2009, Broadcom Corporation completed the acquisition of Dune Networks, Inc., a privately held company in which MRV held a $0.5 million cost based investment. MRV recorded a $3.5 million gain on sale of the investment for the year ended December 31, 2010. MRV received the cash proceeds from the sale, less amounts retained in escrow, in the first quarter of 2010, and received the escrowed funds in 2011.

16. Quarterly Financial Data (Unaudited)
The following tables summarize MRV's Statements of Operations (in thousands):

Three months ended:	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$33,415	$37,626	$34,666	$45,954
Cost of goods sold	20,734	24,314	20,294	31,167
Gross profit	12,681	13,312	14,372	14,787
Operating expenses:
Product development and engineering	3,699	3,389	4,023	4,233
Selling, general and administrative	12,627	11,167	11,414	13,391
Impairment of goodwill			1,055	1
Total operating expenses	16,326	14,556	16,492	17,625
Operating income (loss)	(3,645)	(1,244)	(2,120)	(2,838)
Interest expense	(208)	(191)	(52)	(150)
Gain from settlement of deferred consideration obligation	—	2,314	—	—
Other income (loss), net	162	(82)	(17)	(117)
Income (loss) from continuing operations before income taxes	(3,691)	797	(2,189)	(3,105)
Provision (benefit) for income taxes	(1,517)	296	(869)	1,077
Income (loss) from continuing operations	(2,174)	501	(1,320)	(4,182)
Gain (loss) from discontinued operations	5,789	(630)	(2,108)	9,788
Net income (loss) attributable to MRV	$3,615	$(129)	$(3,428)	$5,606
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.28)	$0.06	$(0.17)	$(0.54)
From discontinued operations	$0.73	$(0.08)	$(0.27)	$1.26
Net income (loss) attributable to MRV per share — basic (1)	$0.46	$(0.02)	$(0.44)	$0.72
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.28)	$0.06	$(0.17)	$(0.54)
From discontinued operations	$0.73	$(0.08)	$(0.27)	$1.26
Net income (loss) attributable to MRV per share — diluted (1)	$0.46	$(0.02)	(0.44)	$0.72
Basic weighted average shares	7,887	7,887	7,766	7,760
Diluted weighted average shares	7,896	7,887	7,766	7,760

Three months ended:	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$35,112	$39,373	$37,933	$44,650
Cost of goods sold	21,304	22,691	23,285	28,114
Gross profit	13,808	16,682	14,648	16,536
Operating expenses:
Product development and engineering	3,791	3,554	3,281	3,860
Selling, general and administrative	12,130	13,909	10,896	13,970
Total operating expenses	15,921	17,463	14,177	17,830
Operating income (loss)	(2,113)	(781)	471	(1,294)
Interest expense	(224)	(187)	(204)	(241)
Other income (loss), net	(1,047)	992	84	1
Income from continuing operations before income taxes	(3,384)	24	351	(1,534)
Provision (benefit) for income taxes	(1,175)	(151)	(1,132)	1,267
Income (loss) from continuing operations	(2,209)	175	1,483	(2,801)
Gain (loss) from discontinued operations	1,665	(2,040)	597	(3,696)
Net income (loss) attributable to MRV	(544)	(1,865)	2,080	(6,497)
Net income (loss) from continuing operations attributable to MRV	$(2,209)	175	$1,483	$(2,801)
Net income (loss) from discontinued operations attributable to MRV	$1,665	$(2,040)	$597	$(3,696)
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.28)	$0.02	$0.19	$(0.36)
From discontinued operations	0.21	(0.26)	0.08	(0.47)
Net income (loss) attributable to MRV per share — basic (1)	$(0.07)	$(0.24)	$0.26	$(0.82)
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.28)	$0.02	$0.19	$(0.36)
From discontinued operations	0.21	(0.26)	0.08	(0.47)
Net income attributable to MRV per share — diluted (1)	$(0.07)	$(0.24)	$0.26	$(0.82)
Basic weighted average shares	7,879	7,872	7,877	7,884
Diluted weighted average shares	7,879	7,872	7,930	7,884
_____________________________

(1)	Amounts may not add due to rounding.

17. Noncontrolling Interests
On October 29, 2010 the Company completed the purchase of the remaining 40% interest in Tecnonet S.p.A, its majority owned Italian Network Integration subsidiary, for $5.6 million. After the purchase, MRV became the 100% owner of Tecnonet. The noncontrolling interest's share of the net book value of Tecnonet was $6.7 million as of the date of the transaction. The amount by which the noncontrolling interest balance exceeded the purchase price was recorded as an increase in MRV equity.

18. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At December 31, 2012, Tecnonet's factoring facility agreements permitted the factoring of up to €23.0 million, or $30.3 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. These receivables are of high quality and have a high level of collectability although they are with quasi-government agencies which are generally slower to pay.  Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in "interest" in the consolidated statement of income in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

As of the years ended December 31, 2012 and 2011, the face amount of total outstanding accounts receivables sold by the Company pursuant to these agreements was $57.8 million and $53.5 million, respectively. The related losses on the sale were $0.2 million for the years ended December 31, 2012 and December 31, 2011. The related outstanding balances on these amounts were $13.3 million and $10.1 million as of December 31, 2012 and December 31, 2011, respectively, as these amounts are due from the factors. These amounts are classified as non-trade receivables, included in "other receivables" on the balance sheet, and recorded at the lower of cost or fair value.

19. Subsequent Events

In connection with the Company's past stock option grant practices, MRV and certain of its former directors and officers have been subjected to a number of stockholder lawsuits, see Note 9. With respect to the outstanding lawsuits, on March 1, 2013, the parties filed a Stipulation of Settlement (the "Stipulation") with the federal court and the plaintiffs filed a motion for preliminary approval of the Stipulation. There can be no assurance that either the federal or state court will approve the Stipulation. The Stipulation includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payments of attorneys' fees to plaintiffs' counsel including $0.5 million in cash and 250,000 five-year term warrants to purchase the Company's Common Stock; and (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. Within 120 days following the later of the issuance of an order approving the Settlement by the federal District Court, or the end of the period available for appeal, the Company would be required to take certain corporate governance reform actions, many of which have already been implemented. See Note 9 "Commitments and Contingencies - Litigation" for additional discussion.

On March 12, 2013, the Company instructed its investment banker to cease the review strategic alternatives for its Italian subsidiary, Tecnonet. The Company will continue to operate Tecnonet, and it is the only remaining European Network Integrator.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2012, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Management concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) as of December 31, 2012 were effective.
To further address any remaining risks identified in our internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Form 10-K. Notwithstanding the remaining remedial efforts to improve deficiencies in our internal control over financial reporting as of December 31, 2012, we believe that the consolidated financial statements contained in this Form 10-K present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented in conformity with GAAP.
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
In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company's control activities. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2012 was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2012, the Company confirmed through it testing of internal controls that the changes made at the end of 2011 had fully remediated the five significant deficiencies that had existed at December 31, 2011. These changes included having individuals responsible for accounting and reporting at the business units with four of the five significant deficiencies report directly to the Vice President of Finance or the CFO to improve oversight.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited MRV Communications, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRV Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, MRV Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRV Communications, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of MRV Communications, Inc. and our report dated April 2, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

April 2, 2013

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

2.2
Share Purchase Agreement, dated as of August 1, 2012, between the Company, as Seller, and IJ Next, as Purchaser in the presence of Holding Baelen Gaillard (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 7, 2012)

2.3
Representations and Warranties Agreement, dated as of August 1, 2012, between the Company, as warrantor, and IJ Next, as beneficiary (incorporated by reference from Exhibit 10.2 of Form 8-K filed on August 7, 2012)

2.4
Stock Purchase Agreement, dated as of September 11, 2012, by and between the Company as Seller, and Deltaco Aktiebolag, as Purchaser (incorporated by reference from Exhibit 10.1 of Form 8-K filed on September 12, 2012)

3.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc. (incorporated by reference from Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2007)
3.2
Amended and Restated Certificate of Incorporation of MRV Communications, Inc., as amended by a Certificate of Ownership and Merger on July 31, 2009 (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended September 30, 2012)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of MRV Communications, Inc., filed on December 19, 2012 (filed herewith)
3.4	Bylaws of MRV Communications, Inc., as amended through October 5, 2009 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 6, 2009)
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (file No. 333-64017) filed on September 9, 1998)
10.1	Employment Agreement, dated February 1, 2013, by and between the Company and David Stehlin (incorporated by reference from Exhibit 10.2 of Form 8-K filed on February 4, 2013)
10.2	Engagement Agreement, dated February 23, 2012, by and between the Company and Avant Advisory Group, LLC (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 3, 2012)
10.3	Employment Agreement, dated October 10, 2012, by and between the Company and Stephen Garcia (incorporated by reference from Exhibit 10.1 of Form 8-K filed on October 11, 2012)
10.4	Form of Executive Severance Agreement, by and between the Company and the Executive (incorporated by reference from Exhibit 10.2 of Form 8-K filed on May 27, 2010)
10.5	Letter Agreement, dated February 8, 2012, by and between the Company and Jennifer Hankes Painter (incorporated by reference from Exhibit 10.2 of Form 8-K filed on February 8, 2012)
10.6	Letter Agreement, dated February 8, 2012, by and between the Company and Barry R. Gorsun (incorporated by reference from Exhibit 10.1 of Form 8-K filed on February 8, 2012)
10.7	Separation and Consulting Agreement, dated January 31, 2013, by and between the Company and Barry Gorsun (incorporated by reference from Exhibit 10.1 of Form 8-K filed on February 4, 2013)
10.8	Separation and Transition Agreement, dated January 20, 2012, by and between the Company and Chris King (incorporated by reference from Exhibit 10.1 of Form 8-K filed on January 24, 2012)
10.9	Separation and Release Agreement, dated December 5, 2011, by and between the Company and Dilip Singh (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 6, 2011)
10.10	Separation and Transition Agreement, dated January 23, 2012, by and between the Company and Blima Tuller (incorporated by reference from Exhibit 10.2 of Form 8-K filed on January 24, 2012)
10.11	Notice of Grant of Non-Qualified Stock Option Award to Dilip Singh (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-168910) filed on August 17, 2010)
10.12	MRV Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-167971) filed on July 2, 2010)
10.13	Amendment to MRV Communications, Inc. 2007 Omnibus Incentive Plan dated November 5, 2012 (incorporated by reference from Exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2012)
10.14
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

10.18
Form of Notice of Grant and Agreement for Restricted Stock Award for directors under the 2007 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.4 of Form S-8 (file no. 333-167971) filed on July 2, 2010)

10.19	Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (incorporated by reference from Exhibit 4.1 of Form S-8 (file no. 333-107109) filed on July 17, 2003)
10.20
Form of Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan Award Agreement (incorporated by reference to Exhibit 4.2 of Form S-8 (file no. 333-107109) filed on July 17, 2003)

10.21	1997 Incentive and Nonstatutory Stock Option Plan, as amended (incorporated by reference from Exhibit 10.8 of Form 10-K filed on October 8, 2009)
10.22	Form of Stock Option Agreement under the 1997 Incentive and Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 4.2 of Form S-8 (file no. 333-87735) filed on September 24, 1999)
10.23
Agreement, dated October 17, 2011, by and among the Company, Charles M. Gillman, Joan E. Herman, Michael E. Keane, Michael J. McConnell, Igal Shidlovsky, Kenneth Shubin Stein, Dilip Singh, Philippe Tartavull, Spencer Capital Management and Boston Avenue Capital LLC (incorporated by reference from Exhibit 10.1 of Form 8-K filed on October 21, 2011)

10.24
Share Purchase Agreement, dated as of August 17, 2012, by and among T2 Accredited Fund, L.P., T2 Qualified Fund, L.P. and Tilson Offshore Fund, Ltd., and the Company as Purchaser (incorporated by reference from Exhibit 10.1 of Form 8-K filed on August 20, 2012)

10.25
Settlement and Mutual Release Agreement, dated as of June 11, 2012, by and among the Company, Source Photonics, Ying Lu, Jingchun Sun, Starry Holdings Limited, Min Wang and Chao Zhang (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 15, 2012)

10.26
Memorandum of Understanding, dated January 16, 2013, by and among the Plaintiffs, Individual Defendants and the company (incorporated by reference from Exhibit 10.1 of Form 8-K filed on January 17, 2013)

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included following signature page)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Document (furnished herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
Date: April 2, 2013	/s/ David Stehlin
David Stehlin Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: April 2, 2013	/s/ David Stehlin
David Stehlin Chief Executive Officer
Principal Financial and Accounting Officer:
Date: April 2, 2013	/s/ Stephen Garcia
Stephen Garcia Chief Financial Officer
All of the Board of Directors: Kenneth H. Traub, Robert Pons and Glenn Tongue

By:
Date: April 2, 2013	/s/ Jennifer Hankes Painter
Jennifer Hankes Painter As Attorney-in-fact

POWER OF ATTORNEY
        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David Stehlin and Jennifer Hankes Painter, the true and lawful attorneys-in-fact and agents with full power and authority in said attorneys-in-fact and agents to sign for the undersigned, in their respective names as directors of MRV Communications, Inc., the Annual Report on Form 10-K for the year ended December 31, 2012, and to file any and all amendments to the Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises.

Signature	Title	Date

/s/ Kenneth H. Traub
Kenneth H. Traub	Chairman of the Board	April 2, 2013
/s/ Robert Pons
Robert Pons	Vice-Chairman of the Board	April 2, 2013
/s/ Glenn Tongue
Glenn Tongue	Director	April 2, 2013