Form 10-K/A
period 2012-12-31
MRV COMMUNICATIONS INC
filed 2013-04-30
CIK 887969

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

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes  ☐   No  ☒

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark, whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates based upon the closing price of a share of the Registrant’s Common Stock on June 30, 2012 as reported on the OTC QB was $96,850,142. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 28, 2013 — 7,544,246.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Items 10 to 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on April 2, 2013 (the “Original Filing”) for MRV Communications, Inc. (“MRV” or the “Company”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

MRV Communications, Inc.

Annual Report on Form 10-K/A

for the fiscal year ended December 31, 2012

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

Directors

Biographical information about each director as of April 30, 2013 appears below.

Kenneth H. Traub, Chairman, age 51, Director since October 2011

Mr. Traub has served as our Chairman of the Board of Directors since January 2012. He has over 20 years of senior management, corporate governance, turnaround and transactional experience with public and private companies. Since 2009, Mr. Traub has been the president and chief executive officer of Ethos Management LLC, a private investment and advisory firm which specializes in driving strategic, operational and financial improvements in undervalued public companies in order to build and unlock shareholder value. Mr. Traub served as president, chief executive officer and a director of American Bank Note Holographics, Inc. (“ABNH”), a publicly-traded, leading global supplier of optical security devices, from 1999 until its sale in 2008 to JDS Uniphase Corporation (“JDSU”), a leading global provider of optical products and test and measurement solutions for the communications industry. Mr. Traub managed the turnaround, growth and sale of ABNH. Following the sale of ABNH, Mr. Traub served as vice president of JDSU in 2008. In 1994, Mr. Traub co-founded Voxware, Inc., a pioneer in Voice over IP, and was its executive vice president, chief financial officer and director until 1998. From 1988 to 1994, Mr. Traub served as a vice president at Trans-Resources, Inc., a multi-national holding company and investment manager. Mr. Traub currently serves on the boards of directors of the following SEC-reporting companies: (i) iPass Inc., a Nasdaq-traded global provider of software and services for enterprise mobility, where Mr. Traub has served since July 2009; (ii) DSP Group, Inc., a Nasdaq-traded global provider of wireless chipset solutions for converged communications where he has served since 2012; (iii) Athersys, Inc., a Nasdaq-traded biotechnology company engaged in the discovery and development of therapeutic product candidates where he has served since 2012; and (iv) Vitesse Semiconductor Corporation, a Nasdaq-traded leading supplier of integrated circuit solutions for next-generation carrier and enterprise networks where he has served since March 2013. Xyratex Ltd., a Nasdaq-traded leading provider of data storage technology, has agreed to appoint Mr. Traub to its board of directors immediately following its 2013 annual meeting of stockholders. Mr. Traub has notified iPass that he is declining to stand for re-election at its 2013 annual meeting of stockholders in June 2013. Mr. Traub also serves on the board of directors of Tix Incorporated, a provider of  ticketing services. He also served as a director of Phoenix Technologies Ltd. from December 2009 until the company was sold in December 2010, MIPS Technologies, Inc., a Nasdaq-traded provider of processor architectures and cores for digital consumer and business applications from December 2011 to its sale in February 2013, and served as the chairman of the board of the New Jersey chapter of the Young Presidents Organization (“YPO”) in 2010 and 2011. He received a bachelor of arts degree from Emory College, and a master’s degree in business administration from Harvard Business School. We believe Mr. Traub’s qualifications to serve on our Board include his experience and expertise in managing, restructuring, rebuilding, growing and selling companies to maximize shareholder value.

Robert M. Pons, Vice-Chairman, age 57, Director since October 2011

Mr. Pons has served as our Vice-Chairman of the Board of Directors since January 2012. Mr. Pons has over 30 years of senior level management experience with early stage ventures and Fortune 500 and turnaround companies. Currently, Mr. Pons is the chairman of Livewire Mobile, Inc., a publicly-traded comprehensive digital content solutions company for carriers, handset manufacturers and media companies in the mobile content market. Prior to his position at Livewire Mobile, from 2008 to January 2011, Mr. Pons was senior vice president of capital markets for The Management Network Group (“TMNG”), a provider of professional services to the converging communication media and entertainment industries and the capital formation firms that support them. From 2003 to 2007, he was chief executive officer of Uphonia/SmartServ, Inc., a publicly-traded firm in the wireless industry which was recapitalized and repositioned under his leadership. Mr. Pons began his telecommunications experience at MCI Communications from 1980 to 1986, opening the New England markets and growing them from start-up to a $100 million division, and serving as a special advisor to the president during the company’s highest growth years. In 1986, Mr. Pons was hired by Sprint Corporation to manage its Northeast sales division with over $750 million in revenue, and in 1992, he joined Geotek Communications Inc., a wireless carrier, as its senior vice president of business development. In addition to his directorship at Livewire Mobile, he currently serves on the boards of (i) Concurrent Computer Corporation, a Nasdaq-traded global leader in multi-screen video delivery, media data management and monetization where he has served since 2012; and (ii) Primus Telecommunications Group, Incorporated, a NYSE-traded provider of advanced communication solutions where he has served since 2011. Mr. Pons received his bachelor of arts degree, magna cum laude, from Rowan University, and holds a patent on enhancement of 9-1-1 systems. As a pioneer in the telecommunications industry, Mr. Pons brings to the Board his experience as a senior level executive working in the telecommunications industry.

Mark J. Bonney, age 59, Director since April 2013

Mr. Bonney has been the president and chief executive officer of On Board Advisors, LLC, a strategic and financial advisory firm, since January 2013. Prior to On Board Advisors, Mr. Bonney was executive vice president and chief financial officer from March 2010 to December 2012 of Direct Brands, Inc., a leading direct-to-consumer marketing company. From 2005 to 2008, he was executive vice president and chief financial officer of ABNH, a publicly-traded, leading global supplier of optical security devices, where he worked with Mr. Traub to implement the turnaround, growth and sale of the business in 2008 to JDSU, earning him the CFO of the year award for best turn around manager by NJ Biz, a business publication focused on the New Jersey market. He remained at JDSU through 2010 as the vice president and general manager of their authentication solutions group. From 2002 to 2005, Mr. Bonney was an independent director of ABNH and several private companies, and he provided interim leadership at a number of companies, including Inline Plastics, Inc., a manufacturer of thermoformed plastic products and EDAC Technologies Corporation, a manufacturer of high precision parts and subassemblies for the aerospace market. Prior to 2002, he held senior financial and operating roles at Axsys Technologies, Inc., a publicly traded leading manufacturer of highly sophisticated components and subsystems used in aerospace, defense, data storage, medical and other high technology markets as president, chief operating officer and a director, and at Zygo Corporation, a Nasdaq-traded manufacturer of metrology measurement and control systems and optical components used in semiconductor, data storage and other high technology markets where he was vice president, chief financial officer and vice president of operations. He is currently a director of:  (i) Sigma Designs, Inc., a Nasdaq-traded leading provider of semiconductor solutions used to deliver entertainment and control throughout the home, where he has served since August 2012, and (ii) Zix Corporation, a Nasdaq-traded market leader in email encryption services where he has served since January 2013. Mr. Bonney contributes to our Board of Directors his significant management and financial evaluation experience as a senior executive of middle market, high technology companies in the United States and globally.

Matthew Stecker, age 44, Director since April 2013

Mr. Stecker is the president, chief executive officer and a director at Livewire Mobile, Inc. and has served in such role since November 2009. Prior to Livewire Mobile, Inc. he was senior vice president and principal for the telecommunications consulting firm, TMNG, and its strategy subsidiary CSMG, from 2004 to 2009. Mr. Stecker has also served as the chief technology officer for Smartserv Online, Inc. from 2002 to 2004, and was an early technology leader in a privately held mobile location startup, Vindigo, Inc., from 1999 to 2002. Previously, Mr. Stecker was the president of Marble Associates, Inc., a privately held Boston-based consulting firm, from 1993 to 1998. Mr. Stecker is currently a director on the board of HealthWarehouse.com, Inc., a publicly traded retail mail-order pharmacy where he has served since December 2010. He received his bachelor of arts degree in political science from Duke University, as well as his juris doctor degree from the University of North Carolina at Chapel Hill School of Law. Mr. Stecker brings 20 years of experience to the Company as a public company executive in the telecommunications and wireless industries.

Glenn Tongue, age 53, Director since February 2012

Mr. Tongue is a general partner and co-manager of T2 Partners Management, LLC (“T2”) and related entities. Prior to becoming a general partner and co-manager of T2 in April 2004, Mr. Tongue spent 17 years working on Wall Street, most recently as an investment banker at UBS AG where he was a managing director and head of acquisition finance. Before joining UBS, Mr. Tongue worked at Donaldson, Lufkin and Jenrette (“DLJ”) for 13 years, the last three of which he served as the president of DLJdirect, an on-line brokerage firm. During his tenure there, he oversaw both DLJdirect’s IPO and ultimate sale. Prior to DLJdirect, Mr. Tongue was a managing director in the investment bank at DLJ, where he worked on over 100 transactions aggregating more than $40 billion. Before working on Wall Street, Mr. Tongue managed sales, marketing and certain operations at Blonder-Tongue, Inc., a manufacturer of pay television and cable television distribution equipment. Mr. Tongue received a master’s of business administration degree with distinction from the Wharton School of Business, and received a bachelor of science degree in electrical engineering and computer science from Princeton University.

Executive Officers

Biographies of the current executive officers of the Company are set forth below.

David S. Stehlin, age 56, Chief Executive Officer

Mr. Stehlin joined MRV’s Optical Communications Systems (“OCS”) division in April 2011 as the Senior Vice President of Sales and Marketing; in February 2012, he was promoted to the position of President of the OCS division; and in February 2013, he was promoted to the position of Chief Executive Officer. He has more than two decades of telecommunications industry experience, having held executive level positions at various equipment manufacturing companies since 1990. From 2003 to March 2011, Mr. Stehlin was the president of Overture Networks, Inc., a developer and manufacturer of high-speed Carrier Ethernet edge and aggregation solutions, and president and chief executive officer of Ceterus Networks, Inc. which merged into Overture Networks. From 2002 to 2003, he was the president and chief executive officer of Valo, Inc., an early stage venture-backed start up focused on developing a new copper-bonding access system for North American carriers. From 1999 to 2001, he was the president and chief executive officer of OnePath Networks, Inc., a venture-backed start up building multi-service fiber optic access systems for major communications service providers. From 1990 to 1999, he was the senior vice president of sales and marketing of Keptel, Inc., then president of Keptel and Antec Network Transport, divisions of Antec, Inc., a major provider of hybrid fiber-coaxial and interconnection products to the telecommunications industry. From 1984 to 1989 he held various sales management positions with both Laser Precision and Siecor, high-end fiber optic test equipment companies. After graduating from the U.S. Naval Academy with a bachelor of science degree in international security affairs, Mr. Stehlin served as an infantry officer in the U.S. Marine Corps. Additionally, he earned a master’s of business administration degree from National University.

Stephen A. Garcia, age 54, Chief Financial Officer

Mr. Garcia has served as our Chief Financial Officer since April 2012. Previously he was a consultant with Avant Advisory Group, LLC (“Avant”) since November 2010. Mr. Garcia temporarily left Avant from April to July 2011 to be the chief financial officer at Capario, a medical claims clearing house. From November 2008 to April 2010, he was the chief financial officer at Glenmount Global Solutions, an automation, energy management and information solutions professional services company. From July 2003 to July 2008, he was the chief financial officer at Obagi Medical Products, Inc., a global specialty pharmaceutical company specializing in skin care systems, where he led the company’s IPO in 2006 and secondary offering in 2007. In 1997, Mr. Garcia joined Incomnet Communications Corporation, a domestic reseller of long distance, prepaid calling cards, and internet service company which later became CCC Globalcom Corp., as controller, and was promoted to vice president of finance then chief financial officer, where he was responsible for the company’s West coast operations, regulatory compliance, human resources, and SEC compliance. Prior to becoming chief financial officer of CCC Globalcom Corp., Mr. Garcia served as a controller for eight years in various private and public companies. Mr. Garcia began his career in the attestation services group of Deloitte & Touche, LLP. Mr. Garcia is a certified public accountant and received his bachelor of science degree in accounting from the University of Southern California.

Jennifer Hankes Painter, age 43, VP, General Counsel, Chief Compliance Officer and Secretary

Ms. Painter joined MRV as Vice President, General Counsel in February 2009, became the Chief Compliance Officer in July 2009, and added the title of Secretary in November 2009. Prior to joining MRV, from 2004 to 2008 Ms. Painter served as vice president, assistant general counsel for The Ryland Group, Inc., an NYSE-traded national homebuilder, where she was responsible for the company’s regulatory compliance, corporate governance, financings, and general corporate and employment law. From 2001 to 2004, Ms. Painter served as vice president, general counsel of Cadiz Inc., a Nasdaq-traded water and agricultural company, where she was responsible for the company’s domestic and international legal and compliance issues. Prior to joining Cadiz, Ms. Painter was employed as an associate with Sullivan & Cromwell LLP, an international law firm, where she dealt with merger and acquisition transactions, securities and other corporate matters; and was an officer in the U.S. Army Corps of Engineers prior to her legal career. She received a bachelor of science degree in civil engineering from the U.S. Military Academy and a juris doctor degree from Loyola Law School of Los Angeles. Ms. Painter is an active member of the California Bar.

Beth Arnold, age 54, VP, Finance

Ms. Arnold has been our Vice President, Finance since April 2012, and is currently a senior consultant with Avant. Prior to joining Avant in January 2012, she was a principal consultant at Assurance Partners, LLP, a consulting company providing interim and part-time finance professional services from 2008 to 2011. From 2006 to 2008, she was the vice president and controller of 99¢ Only Stores, a $1.2 billion publicly-traded retailer. Prior to her service at 99¢ Only Stores, she was the vice president and controller at Worldwide Restaurant Concepts, a publicly-traded holding company from 1999 to 2005. She held finance and accounting roles with various companies earlier in her career. Ms. Arnold is a certified public accountant and received her bachelor of science degree in business administration from George Mason University.

Committee Composition of the Board of Directors

Each of Messrs. Traub, Pons and Tongue are members of the Audit Committee, the Compensation Committee and the Nomination and Governance Committee. Mr. Pons is the Chair of the Compensation Committee, and Mr. Traub is the Chair of the Board and the other two committees.

Audit Committee

In June 2012, the Audit Committee was re-constituted, and is currently comprised of Messrs. Traub (Chair), Pons and Tongue. In June 2012, Mr. Tongue replaced Mr. Gillman, who served on this committee from January to June 2012. Michael Keane (Chair), Joan Herman and Mr. Traub served as committee members in January 2012 and prior. The Board of Directors has determined that each of the current committee members has sufficient knowledge in financial and auditing matters to serve on the Audit Committee, and had previously made such determinations regarding the prior committee members in January 2012. The Board of Directors has further determined that Mr. Traub is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and meets the standards of independence under our Governance Policies and under the rules of the NASDAQ Stock Market, LLC. Mr. Keane acted in the role of “audit committee financial expert” until his departure from the Board in January 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors, executive officers and stockholders who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based on filings we have made on behalf of directors and officers, and on a review of copies of such reports furnished to us, that the reports required of our executive officers, directors and 10% or greater stockholders were duly and timely filed during the year ended December 31, 2012.

Code of Business Conduct and Corporate Governance

We have adopted a Code of Business Conduct and Corporate Governance that applies to all of our directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of the Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions are set forth in the section of the Code of Business Conduct and Corporate Governance entitled “Special Ethics Obligations of Employees with Financial Reporting Responsibilities.” The Code is available through our website at www.mrv.com. Printed copies are available free of charge and may be requested by contacting the Investor Relations Department either by mail at corporate headquarters, by telephone at (818) 773-0900 or by e-mail at ir@mrv.com.

We intend to satisfy the disclosure requirements under the Exchange Act regarding an amendment to, or a waiver from, the Code of Business Conduct and Corporate Governance by posting such information on our website at www.mrv.com.

Item 11.                                                  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis explains our strategy, design and decision-making around our compensation programs and practices as they relate to our Named Executive Officers as defined by the rules promulgated under the Exchange Act. The Compensation Committee has the responsibility for evaluating, approving and recommending to the Board of Directors MRV compensation programs. The Compensation Committee is also responsible for reviewing and evaluating the performance of our Chief Executive Officer and his direct reports, including all of the Named Executive Officers, relative to meeting corporate goals and objectives, and determining compensation levels for these officers based on this evaluation.

Philosophy

Our compensation decisions for 2012 were impacted by the transition the Company was undergoing during 2011 and 2012. During 2011, several stockholders, including Boston Avenue Capital, LLC, whose sole portfolio manager was on the Board of Directors, made a series of public announcements regarding the Company; and the Company announced that it had retained Oppenheimer & Co. Inc. to explore strategic alternatives for OCS, the Company’s only operating subsidiary in the United States, and retained Headwaters BD, LLC to explore strategic alternatives for CES Creative Electronic Systems SA (“CES”), the Company’s Swiss subsidiary. The Board of Directors subsequently concluded that the Company should expand its exploration of strategic alternatives including the prospects for all subsidiaries as well as the entire Company.

In addition to strategic priorities and changes in strategic direction in late 2011 and 2012, the Board of Directors underwent significant changes during this period. All eight directors that were on the Board through September 2011 had departed by November 2012. Furthermore, management of the Company underwent extensive transition. Specifically, in December 2011, Dilip Singh, our Chief Executive Officer departed from the Company and Chris King, our Chief Financial Officer at the time was promoted to the dual role of Chief Financial Officer and Interim Chief Executive Officer. In January 2012, Mr. King and our former Vice President of Finance, Blima Tuller, provided notice of their intention to resign and in March 2012, they both departed. In February 2012 Barry Gorsun, the former President of our OCS division, was promoted to Chief Executive Officer of the Company. Also in February 2012, we entered into an agreement with Avant to provide for outsourced interim services for the positions of Chief Financial Officer, Vice President of Finance and other financial support roles. Avant provided Mr. Garcia and Ms. Arnold, and support staff respectively, for these roles.  In October 2012, the Company amended the agreement with Avant and hired Mr. Garcia as its full time Chief Financial Officer. In addition, in January 2013, Mr. Gorsun departed as the Company’s Chief Executive Officer and Mr. Stehlin, the President of our OCS division at the time, was promoted to the position of Chief Executive Officer of the Company effective February 2013.

In light of the above issues regarding the Company’s strategy and Board and management transitions, the Compensation Committee sought to align compensation policies with the objectives of retaining and motivating key executives for the accomplishment of corporate objectives. The Compensation Committee believed that the best mix of compensation consisted of base salary, short-term performance-based bonuses and retention agreements where applicable to ensure retention when necessary and to align individual incentives with individual and corporate objectives. In 2012, there was a shift from the use of long-term equity compensation in the form of stock options to shorter-term performance bonuses. As a result, the Board of Directors did not authorize any grants of stock options or other equity to Named Executive Officers in 2012 with the exception of a discretionary grant of shares of restricted stock to Mr. Gorsun worth $25,000 in June 2012. Instead, a new bonus structure, as further described below, was put in place for Mr. Gorsun and Ms. Painter in 2012 that provided them with cash incentive bonus opportunities based on the return of value to stockholders. The Compensation Committee believed that cash bonus opportunities based on the return of value to stockholders would help to align management compensation with the strategic direction of the Company at that time.

In August 2012, the Company announced the conclusion of its exploration of strategic alternatives for OCS and announced that it intended to retain, build and invest in its core OCS business. As a result, in determining the compensation for Mr. Garcia (who began his employment in October 2012) and for the Named Executive Officers employed in 2013, the Compensation Committee believed that the compensation mix should include longer-term equity incentive compensation, in addition to base salary and short-term performance-based bonuses. The Compensation Committee believed that long-term equity awards could attract and motivate its executive team and create a strong connection between executive compensation and long-term stockholder value. Therefore, the Board of Directors authorized equity grants to Mr. Stehlin in February 2013 in his employment agreement, and to Mr. Garcia and Ms. Painter in April 2013.

Our philosophy may cause compensation to fluctuate from year to year, and as a result, the Named Executive Officers’ compensation levels may be above or below the comparable range of our peers.

To the extent readily determinable, the Compensation Committee considers the anticipated tax treatment to the Company and to the officers and employees of various types of compensation, including the limitation of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Some types of compensation and associated deductibility for Company tax purposes depend upon the timing, pricing, vesting or exercise of granted stock options. Interpretations of and changes in the tax laws also affect the deductibility of compensation.

Risk Oversight and Controls.  As a general matter, the Board of Directors has oversight responsibility with respect to risk management and is not responsible for day-to-day management of risk issues, which is the responsibility of management. With respect to this oversight responsibility, the Board of Directors has approved a Transactional Authority Matrix, as amended from time to time, to address approval controls required for various types of actions. Areas of risk that are focused on at quarterly Board of Directors meetings are the review of contingent liabilities and significant litigation matters. With respect to compensation plans rewarding risk-taking, the Compensation Committee has reviewed our compensation policies and practices for all employees, including executive and non-executive officers, and determined that our compensation programs do not give rise to risks reasonably likely to have a material adverse effect on MRV. The Compensation Committee noted several design features of MRV’s incentive programs for all executive officers in particular that reduce the likelihood of excessive risk-taking and instead encourage behaviors that support enhancing stockholder value. For example:

•      The program design for 2013 provides a balanced mix of annual and longer-term incentives;

•      The program design for the Chief Executive Officer and General Counsel in 2012 provided for a return of value to stockholders;

•      In November 2011, the Board of Directors approved stock ownership guidelines for directors and executive officers that require the directors and officers to obtain a meaningful equity ownership level before they can sell their equity grants, thereby increasing their alignment with stockholder value; and

•      Pay-for-performance compensation in 2012 for Mr. Stehlin included an Incentive Compensation Plan (the “Plan”), while he was President of our OCS division at the time. The Plan’s targets included various financial metrics of the OCS division’s performance, and the targets were balanced by appropriate target setting and sliding payout scales.

Annual Compensation Methodology

The Compensation Committee meets annually to review the salary, bonus and stock option award compensation given to the Named Executive Officers and our other highly compensated employees, and otherwise meets from time to time related to executive new hires, promotions and terminations. The Compensation Committee also reviews and recommends to the Board of Directors the incentive plans for each of our subsidiaries and business segments. In addition, the Plan has provided for bonuses based on corporate and business unit performance, as applicable, and each year the Compensation Committee will adjust targets pursuant to the Plan. For Named Executive Officers, the Compensation Committee determines whether the officers’ performance for the preceding year justifies adjustments to base salaries, bonuses and granting of share-based compensation. The Compensation Committee then recommends its overall compensation plan to the full Board of Directors for its approval. The full Board of Directors also approves the annual operating plan of the Company and each of its business units for the year on which the financial targets of the Plan are based. In addition, the Compensation Committee may consider discretionary bonuses for performance exceeding expectations and uses its discretion in review of Plan targets and performance.

In 2012, the shift from stock options to short-term incentive bonus plan was designed to retain management in a transition period for the Company and to align management incentives with corporate objectives. In 2013, the Board of Director’s decided to return to including long-term equity incentives as part of its compensation mix. As a result, in 2013 the Compensation Committee reviewed proposed grants of awards for equity incentive plan participants and recommended to the full Board of Directors for approval. The Compensation Committee believes that Common Stock-based awards are viewed as an important component of total executive pay, aligning compensation with increasing stockholder value and, thus, providing an important benefit to stockholders. Stock options provide a financial reward only in the event that stockholder value is increased. Restricted stock awards allow for employees to have an ownership stake in the Company regardless of the current stock price. Generally, within compensation programs, equity grants are viewed as a cost-effective method for providing long-term incentive compensation.

The Role of Consultants

In 2012, the Compensation Committee did not retain the services of a compensation consultant regarding executive compensation decisions for 2012. The Compensation Committee based its decision-making in 2012 on the need to retain the Company’s key management during the Company’s transition period.

In 2012, the Compensation Committee retained Farient Advisers LLC (“Farient”) to provide advice on option holder compensation and Black-Scholes calculations in relation to a special dividend of approximately $47.3 million that was paid out to stockholders in May 2012. Farient reviewed what other companies had done under similar circumstances, and addressed MRV’s specific circumstances and the goals of the Compensation Committee. Farient recommended that the Board of Directors approve a staggered cash payment to option holders equal to the loss in fair value of their options using the Black-Scholes methodology as a result of the dividend. They recommended that option holders who provide service to the Company at the time of the payment of the dividend receive 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control of MRV, or a sale of the business unit in which the option holder is employed. Option holders with unvested options would receive the cash payment in 12 months, subject to the same conditions described above. The Board of Directors reviewed and approved the variables that were used in the Black-Scholes calculations, and the payments to be made to option holders. Farient provided similar services to the Compensation Committee with respect to a $10.6 million special dividend that was paid out to stockholders in December 2012. Farient served as a compensation consultant to the Compensation Committee in 2011, however in 2012, Farient performed no other services for us other than those described above in connection with the option holder cash payment recommendations and Black-Scholes calculations.

In October 2012, the Compensation Committee hired Grant Thornton LLP (“Grant Thornton”) as a compensation consultant, in order to provide a study of comparable fixed and variable compensation levels for the Company’s highly compensated employees for 2013 compensation. The study helped the Compensation Committee benchmark targets for performance-based compensation, long-term and short-term, as well as base pay. Grant Thornton has no relationship with MRV other than as our compensation consultant, and will not provide additional services to us without the advance consent of the Compensation Committee.

The Role of Executive Officers in Determining Executive Compensation

Consistent with our Compensation Committee charter, the Compensation Committee, or the Board of Directors upon recommendation of the Compensation Committee, makes all final compensation decisions related to the Chief Executive Officer and his direct reports, which includes all of the Named Executive Officers other than the Chief Executive Officer. To aid in making those recommendations and decisions for 2012, Mr. King, our former interim Chief Executive Officer, provided information and recommendations to the Compensation Committee in setting compensation in 2012, including information relating to the performance of the executive officers, appropriate levels and components of compensation, and the targets for business unit performance or other goals for our annual cash incentives.

In particular, our typical practice, continued through 2012, called for our Chief Executive Officer to meet with the Compensation Committee at or near the beginning of the fiscal year to present for review and approval, as applicable:

•      An analysis of the 30 most highly compensated employees at MRV, which included, among other things, their salary, short-term cash incentive bonus, long-term bonus incentive, and benefits;

•      Recommendations on aggregate base salary merit increases by entity and entity bonus pools based on market global compensation data and our financial performance during the prior fiscal year for all employees on the payroll to be included as part of the annual budget process; and

•      A recommended performance rating structure for determination of the annual cash incentive awards for our business units, which structure was based upon key metrics that, if achieved, would create positive market performance and was a basis for creation of shareholder value.

At the end of each year, our Chief Executive Officer also assists our Compensation Committee in evaluating our corporate performance and providing performance ratings for each of his direct reports for the recently completed fiscal year. Our internal procedures regarding compensation for all executive officers and individuals with a direct reporting relationship to the Chief Executive Officer require that Board of Directors approval be sought and received. Our Human Resources department also supports the Compensation Committee in various other compensation-related tasks and in some cases acts pursuant to delegated authority to fulfill various functions in administering our compensation programs.

Determination of the Chief Executive Officer’s Compensation

In December 2011, the Board of Directors appointed Chris King to take on the role of Interim Chief Executive Officer in addition to his role as Chief Financial Officer, and in January 2012, the Board retroactively set Mr. King’s annual base salary at $350,000, with quarterly bonuses of $37,500 for taking on the additional role. Subsequently, Mr. King informed the Board of Directors of his intent to resign, and he entered into a separation agreement with the Company dated January 20, 2012 which retained his annual base salary, but replaced the quarterly bonus component of his compensation until his separation date of March 31, 2012.

On February 8, 2012, the Board of Directors appointed Mr. Gorsun as our Chief Executive Officer. In conjunction with his promotion, the Board of Directors provided him with a compensation plan that reflected its intent to follow its strategic path to maximize return of value to stockholders. Therefore, along with an increase of his annual base salary to $380,000, Mr. Gorsun was provided with a performance-based bonus structure. His bonus arrangement provided for a bonus to be paid to him in the event that any distribution (including, but not limited to, through dividends, a distribution of assets, share buy-backs, or a sale of the Company) was made to our stockholders subsequent to the date of the Gorsun Letter Agreement (as defined below). The amount of any such bonus payable to Mr. Gorsun would be equal to the sum of (i) 160% of his annual base salary times per-share cumulative stockholder distributions to the extent less than or equal to $1.15, plus (ii) 480% of annual base salary times the per-share cumulative stockholder distributions, if any, in excess of $1.15. Further, upon termination without cause, he would receive a bonus amount calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring between February 2012 and the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement. The targets and calculations would be adjusted by the Company’s December 2012 one-for-twenty reverse stock split, however all bonuses received by Mr. Gorsun under this revised bonus structure occurred pre-split.

In May 2012, the Board of Directors approved a discretionary bonus of restricted stock to Mr. Gorsun equivalent to $25,000, with vesting in full upon the earlier of one year from the date of grant or a change of control, and a grant date set for the next applicable grant date, which was June 1, 2012 pursuant to our policy relating to grants of equity-based awards. The closing price of MRV’s Common Stock on that date was $13.60 per share.

Effective January 31, 2013, Mr. Gorsun departed as the Company’s Chief Executive Officer. In connection with Mr. Gorsun’s retirement, the Company entered into a Separation and Consulting Agreement with him dated January 31, 2013 (the “Gorsun Separation Agreement”) that set forth, among other things, the terms of his compensation upon termination of employment. Upon termination of his employment, Mr. Gorsun continues to be paid at the same rate as his base salary of $380,000 per year that was in effect prior to his separation for the six month consultancy period beginning February 1, 2013, and he will further receive a bonus of (i) $9,741 on May 29, 2013 related to the May 2012 special dividend to stockholders and (ii) $40,166 on or before July 31, 2013. No other severance or bonus payments are owed to Mr. Gorsun in connection with his employment agreement and separation from the Company.

On January 31, 2013, the Company announced that the Board of Directors appointed David Stehlin to serve as Chief Executive Officer of the Company beginning February 1, 2013. The Company entered into an employment agreement with Mr. Stehlin, effective as of February 1, 2013 (the “Stehlin Employment Agreement”). Under the Stehlin Employment Agreement, Mr. Stehlin will receive a base salary at an initial annual rate of $350,000, an annual target bonus opportunity equal to 80% of his annual base salary, and an initial equity award of 18,000 stock options and 6,000 shares of restricted stock. The equity grants occurred on April 1, 2013, and the shares of restricted stock will vest in full on February 1, 2016, subject to Mr. Stehlin’s continuing employment. The stock options have an exercise price equal to the fair market value per share on the option grant date, which was $10.55 per share, and 6,000 of the options will vest on February 1, 2014, with the remaining 12,000 options vesting pro rata monthly over the following 24 month period, subject to Mr. Stehlin’s continuing employment.

The Role of Peer Groups

The peer groups that we had used for assistance in determining compensation in 2010 and 2011 were not used for 2012 in light of the transition issues and the corporate and compensation objectives described above. However, peer groups are being used for 2013 compensation decisions, and will be included in future discussions of 2013 performance compensation.

Incentive Compensation Plan and Bonus Targets

In March 2011, the Board of Directors, upon recommendation by the Compensation Committee, approved amended performance targets to the Plan, our annual cash incentive plan, and bonus percentage targets for management and other participants under the Plan, which percentage targets did not change for the Named Executive Officers from the prior year. In approving the targets for performance-based cash bonus compensation, the Compensation Committee and Board of Directors took the benchmarking study conducted by Farient in 2011 into consideration and the committee’s philosophy of weighting performance-based compensation. The targets were calculated as percentages of annual base pay, and were set forth below for the following Named Executive Officers:

Name	Bonus Target
Barry Gorsun	45%
Jennifer Hankes Painter	60%
Chris King	60%
Blima Tuller	40%

For example, Mr. Gorsun’s target was 45% of his annual base pay, which was $230,000 as of December 31, 2011. Therefore, if the Company had met 100% of the performance metrics set forth under the Plan, his target bonus for 2011 would have been 45% times $230,000, or $103,500.

The Plan, which set forth the terms for which an annual bonus was earned, provided that a participant’s bonus was based on the operating income, operating cash flow and revenues of the business operating unit to which the participant of the Plan belonged. The targets were set above the prior year’s achievements, and were intended to incentivize the participants to push their teams to reach their goals. The Plan also had a minimum threshold of 80% for the operating income target before any bonus could be earned, and the bonuses were not earned unless the participant was employed as of the end of the Plan year, regardless of the reason for termination (unless otherwise set forth in a severance agreement). For 2011, the Board eliminated the use of individual objectives which were aligned with the objectives of the Company as a component of the Plan. Instead, such annually defined individual objectives are used in performance evaluations and assist with promotional reviews and determinations. For Mr. King and Mmes. Painter and Tuller, 25% of their 2011 target was allocated to revenue objectives, 25% to operating cash flow objectives and the remaining 50% was allocated to operating income objectives based on the Company’s Board of Directors-approved consolidated annual operating plan. Mr. Gorsun’s bonus target weighed the objectives in the same ratios, but were split 80% to his business unit’s approved annual operating plan, and 20% to the Company’s consolidated annual operating plan. The target bonus percentages were based on the individual participant’s level of responsibility in the Company and market factors.

In January of 2012, the Board of Directors reviewed the performances of Mr. King and Mmes. Painter and Tuller, and determined that each of Mr. King and Ms. Painter would earn 100% of their target bonuses, and Ms. Tuller would earn 150% of her target bonus in light of the significant contributions each had made during a transition period for the Company and for retention purposes. The Plan was then eliminated for corporate officers going forward, but was maintained for Mr. Stehlin in 2012 in his role as President of OCS. Mr. Stehlin’s target bonus for 2012 was 65% of his annual base salary and was based 50% on the successful sale of OCS, and the remainder was based on annual and quarterly financial objectives set forth in the OCS annual operating plan- 12.5% tied to revenue objectives and 12.5% tied to bookings objectives and 25% tied to EBITDA objectives. For those corporate officers continuing in their employment (Mr. Gorsun and Ms. Painter), a new bonus structure was put in place. The new bonus structure was intended to align these officers with the Board of Director’s strategic focus to return value to stockholders and is described further below.

Amendment to Company’s 2007 Omnibus Incentive Plan

The MRV Communications, Inc. 2007 Omnibus Incentive Plan (the “Omnibus Plan”) was adopted by our Board of Directors and approved by our stockholders in 2007. The purposes of the Plan are to assist us in attracting and retaining highly competent employees, directors and consultants, to act as an incentive in motivating selected employees, directors and consultants to achieve long-term corporate objectives, and to enable us to grant stock-based and cash-based incentive awards that qualify as performance-based compensation for purposes of the tax deduction limitations under Section 162(m) of the Code. In 2012, the Board of Directors adopted an amendment to the Omnibus Plan, which was further approved by our stockholders. The amendment to the 2007 Omnibus Incentive Plan eliminated the sublimit of the number of shares of restricted shares and performance and other stock-based awards that had otherwise previously been authorized for issuance under this plan and incorporated additional stockholder-friendly revisions. Stockholders, in connection with approving the amendment to this plan, also re-approved the material terms of the plan relating to performance—based awards in order to help the Company satisfy applicable tax law requirements.

Fiscal Year 2012 and First Quarter of 2013 Compensation Decisions

Base Salary.  In January 2012, the Board of Directors set Mr. King’s annual base salary at $350,000 retroactive to December 2011, providing him with quarterly bonuses of $37,500 as well for the period that he would act in the capacity of Chief Executive Officer, for an effective annual cash compensation package of $500,000. Concurrent with Mr. King’s promotion, Mr. Gorsun had been promoted to the role of MRV’s President and Chief Operating Officer in December 2011, and also received an increase in annual base salary to $330,000 in January 2012 retroactive to his promotion date. When Mr. Gorsun was promoted to Chief Executive Officer in February 2012, his annual base salary increased to $380,000. In connection with Mr. Stehlin’s promotion to Chief Executive Officer in February 2013, his annual base salary increased to $350,000. Further, in order to retain the services of Ms. Painter and upon review of her performance, her annual base salary was increased to $272,435 in January 2012. Mr. Garcia entered into an employment agreement with the Company in October 2012, which provides for an annual base salary of $265,000.

Separation and Transition Payments.  In January 2012, Mr. King and Ms. Tuller provided notice of their intention to resign, and the Company negotiated separation and transition agreements in order to retain their services through the later of March 30, 2012 or the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) with the SEC. The separation and transition agreements provided for separation payments of $350,000 and $308,800 for Mr. King and Ms. Tuller, respectively, within 60 days of their separation date assuming certain conditions were met, which they were. Per Ms. Tuller’s agreement, she also received accelerated vesting and payment of an approximately $40,000 bonus payment related to the November 2011 special dividend to stockholders to be paid within 60 days of her separation.

On January 31, 2013, the Company entered into the Gorsun Separation Agreement. Pursuant to the terms of the Gorsun Separation Agreement, Mr. Gorsun will continue to be paid at the same rate as his base salary of $380,000 per year that was in effect prior to his separation for a six month consultancy period beginning February 1, 2013, and he will further receive a bonus of (i) $9,741 on May 29, 2013 related to the May 2012 special dividend to stockholders and (ii) $40,166 on or before July 31, 2013. No other severance or bonus payments are owed to Mr. Gorsun in connection with his employment agreement.

Appointment of New Chief Executive Officer.  Mr. Stehlin was appointed as Chief Executive Officer of the Company effective February 1, 2013. Under the Stehlin Employment Agreement, Mr. Stehlin will receive a base salary at an initial annual rate of $350,000, an annual target bonus opportunity equal to 80% of his annual base salary, and an initial equity award of 18,000 stock options and 6,000 shares of restricted stock. The equity grants occurred on April 1, 2013, and the shares of restricted stock will vest in full on February 1, 2016, subject to Mr. Stehlin’s continuing employment. The stock options have an exercise price equal to the fair market value per share on the option grant date, which was $10.55 per share, and 6,000 of the options will vest on February 1, 2014, with the remaining 12,000 options vesting pro rata monthly over the following 24 month period, subject to Mr. Stehlin’s continued employment.

Engagement of New Chief Financial Officer.  Upon notice of the intended separations of Mr. King and Ms. Tuller, the Board of Directors considered various options for their replacement, and decided to work with a professional services company to provide the Company with the services of a chief financial officer and vice president, finance and financial support staff. The Board of Directors engaged Avant in February 2012 to provide for outsourced interim services for the positions. Avant provided Mr. Garcia and Ms. Arnold, for the chief financial officer and vice president, finance roles and the Company paid Avant a fee of $97,834 per month for three months, including overtime which was charged at $225 per hour over 50 hours per week. Additional fees applied to the other financial support staff. Subsequent to the initial three-month term, Avant continued to supply a chief financial officer and vice president, finance, at the same rate until the employment of Mr. Garcia as Chief Financial Officer in October 2012. In connection with Mr. Garcia’s employment, Avant waived any termination or placement fees that may have otherwise been due with respect to the hire of Mr. Garcia, and the consulting fees charged by Avant to the Company with respect to Mr. Garcia’s services ended in September 2012.

Employment of Chief Financial Officer.  In October 2012, Mr. Garcia entered into an employment agreement (“Garcia Employment Agreement”) with the Company to serve as its Chief Financial Officer. The agreement provides for a base salary of $265,000 on an annual basis, and the opportunity for Mr. Garcia to participate in an incentive plan for 2013 with a target bonus of 60% of his annual base salary.

2012 Payments under the 2011 Incentive Compensation Bonus Plan.  In the first quarter of 2012, the Company approved and made bonus payouts for participants of the Plan during 2011, with the Board of Directors approving exceptions to the Plan’s target requirements in certain cases to account for extraordinary events or performance, and in consideration of the need to retain the Company’s key management. In consideration of extraordinary events and performances of the following Named Executive Officers, bonuses were paid out in March 2012 under the Plan for 2011 as follows regardless of the operating income minimum threshold requirement and target achievement:

Name	Percentage of Target	Cash Amount
Jennifer Hankes Painter	100	$142,140
Chris King	100	$151,930
Blima Tuller	150	$130,560

The target bonus for Mr. King was calculated using a prorated base salary that balanced eleven months at his Chief Financial Officer rate of $246,100 and one month at his interim Chief Executive Officer rate of $350,000.

2012 Bonus Arrangements.  In February 2012, Mr. Gorsun and Ms. Painter were provided with a new performance-based bonus structure. Their bonus arrangement provided for a bonus to be paid to them in the event that any distribution (including, but not limited to, through dividends, a distribution of assets, share buy-backs, or a sale of the Company) was made to our stockholders subsequent to the date of the Gorsun Letter Agreement. The amount of any such bonus payable to each of them would be equal to the sum of (i) 160% of the executive’s annual base salary times per-share cumulative future stockholder distributions to the extent less than or equal to $1.15, plus (ii) 480% of annual base salary times the per-share cumulative future stockholder distributions, if any, in excess of $1.15. Further, upon a termination without cause, each officer would receive a bonus amount calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring between February 2012 and the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement. The targets and calculations for 2013 are adjusted for Ms. Painter to account for the Company’s December 2012 one-for-twenty reverse stock split.

In connection with Mr. Gorsun’s retirement as Chief Executive Officer of the Company, he will receive a bonus of (i) $9,741 on May 29, 2013 related to the May 2012 special dividend to stockholders and (ii) $40,166 on or before July 31, 2013. No other bonus payments are owed to Mr. Gorsun in connection with his employment agreement.

In connection with his employment as Chief Financial Officer, Mr. Garcia is eligible to participate in the Company’s incentive plan for 2013 with a target bonus of 60% of his annual base salary.

In 2012, Mr. Stehlin was paid a cash bonus award of $12,947 after the accomplishment of his 2012 third quarter target pursuant to the OCS Management Incentive Compensation Plan.

In connection with Mr. Stehlin’s appointment as Chief Effective Officer, effective February 1, 2013, Mr. Stehlin’s annual target bonus opportunity is equal to 80% of his annual base salary.

Stock Option Grants/Shares of Restricted Stock.  In 2012, performance-based compensation shifted from long-term equity compensation in the form of stock options to shorter-term performance bonuses. The Board of Directors therefore did not authorize any grants of stock options or other equity to Named Executive Officers in 2012, with the exception of a discretionary grant of shares of restricted stock to Mr. Gorsun worth $25,000 in June 2012. Instead, Mr. Gorsun and Ms. Painter were provided with cash incentive bonuses as described above. In 2013, however, the Board of Directors returned to utilizing long-term equity awards to attract and motivate its executive team. On April 1, 2013, the Board of Directors approved annual equity grants to certain key employees, including certain Named Executive Officers. Mr. Stehlin’s equity grants were previously approved pursuant to the Stehlin Employment Agreement.

Taking the compensation study conducted by Grant Thornton into account, the Board of Directors approved annual stock option grants for the Company’s Common Stock and shares of restricted stock for the following individuals in the following amounts:

Name	Number of Options	Number of Shares of Restricted Stock
David S. Stehlin	18,000	6,000
Stephen A. Garcia	10,900	3,633
Jennifer Hankes Painter	3,100	1,033

The equity grants occurred on April 1, 2013, and the shares of restricted stock will vest in full on February 1, 2016 for Mr. Stehlin, and on April 1, 2016 for Mr. Garcia and Ms. Painter, subject to the executives’ continuing employment. The stock options have an exercise price equal to the fair market value per share on the option grant date, which was $10.55 per share, and for Mr. Stehlin, 6,000 of the options will vest on February 1, 2014, with the remaining 12,000 options vesting pro rata monthly over the following 24 month period. For Mr. Garcia and Ms. Painter, the options will vest over three years pro rata in annual installments from the first anniversary of the grant date. The options for all of the executives vest immediately upon a change of control, and are subject to the executive’s continued employment.

Cash Payments to Option Holders related to Special Dividends.  Upon declaration of a $75 million dividend to the Company’s stockholders in October 2011, the Board of Directors knew that the value of stock options held by its option holders would decrease, and that the stock options would significantly lose their retention value. Therefore, upon recommendation by the Compensation Committee and Farient, the Board of Directors approved a staggered cash payment to option holders equal to the loss in fair value of their options as a result of the dividend, using the Black-Scholes valuation methodology. All option holders who were continuing to provide service to the Company on the dividend payable date of November 10, 2011, including certain of the Named Executive Officers, received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and received the remaining 50 percent of the payment amount in November 2012, subject to certain conditions, including continued service to MRV. Option holders who held unvested stock options on November 10, 2011 received 100% of the cash payment related to those options in November 2012, subject to the same conditions.

Each of the Company’s Named Executive Officers listed below received the following payments in November 2011 and in November 2012:

Name	Nov 2011 Payment	Nov 2012 Payment
David S. Stehlin	—	$35,541
Barry Gorsun	—	$74,993
Jennifer Hankes Painter	$12,254	$151,419
Chris King(1)	$17,097	—
Blima Tuller(2)	$4,953	$40,331

(1)           Due to Mr. King’s resignation in March 2012, he did not receive the November 2012 cash payment.

(2)           The separation and transition agreement for Ms. Tuller provided for the acceleration of her November 2012 payment within 60 days of her separation date, and she received this amount in May 2012.

In May 2012, the Board of Directors declared a second special cash dividend of approximately $47.3 million to the Company’s stockholders. The Compensation Committee engaged Farient again to provide Black-Scholes calculations to address the loss in fair value of options to option holders as a result of the special dividend. The Board of Directors reviewed and approved the variables impacting the Black-Scholes methodology, and provided a staggered cash payment to option holders equal to the loss in fair value of their options pursuant to the Black-Scholes calculations. All option holders who were continuing to provide service to the Company on May 25, 2012, the payable date of the special dividend, received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and will receive the remaining 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions including death, disability or a change of control. Option holders with unvested options will receive the cash payment in 12 months following as well, subject to the same conditions described above.

Each of the Company’s Named Executive Officers listed below received the following payments in May 2012, and is eligible for the remaining payments upon vesting in May 2013:

Name	May 2012 Payment	May 2013 Eligible Payment
David S. Stehlin	—	$7,716
Barry Gorsun	$1,392	$9,741	(1)
Jennifer Hankes Painter	$5,126	$42,458

(1)           Pursuant to the Gorsun Separation Agreement, Mr. Gorsun will receive this amount on May 29, 2013.

A third special dividend in the amount of $10.6 million was declared and paid out in December 2012, and Farient was engaged to provide Black-Scholes calculations related to the loss in fair value of options to option holders as a result of the special dividend. Due to the relatively minor impact of this dividend, the Board of Directors approved a one-time cash payment to option holders instead of a staggered cash payment. The following Named Executive Officers received one-time payments in December 2012 as follows:  Mr. Stehlin, $1,068; Mr. Gorsun, $1,559; and Ms. Painter, $6,107.

Policy Governing Grant of Stock Options

We adopted a written stock option policy, updated in January 2013, to supplement the provisions of our equity compensation plans and to govern the timing of stock option grants to employees generally and to officers and directors in particular. The goal in adopting the policy was to seek to ensure that equity-based awards were made in a manner consistent with the terms of the governing plans and at prices and times that are determinable, and only upon approval by the Compensation Committee, or the Board of Directors for certain executives including the Named Executive Officers.

Employee Benefits

Executives are generally entitled only to benefits consistent with those offered to our other employees. We offer group life, disability, medical, dental and vision insurance and a 401(k) plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Pons (Chair), Traub and Tongue. Mr. Tongue replaced Igal Shidlovsky in October 2012, and prior to that, Philippe Tartavull, Michael McConnell and Ms. Herman served on the committee through January 2012. No member of the Compensation Committee was, from January 1, 2012 to present, an officer or employee of MRV or any of its subsidiaries; was formerly an officer of MRV or any of its subsidiaries; or had a relationship in 2012 requiring disclosure under applicable SEC regulations except as set forth in Item 13 Relationships of Officers and Directors and Director Independence set forth below. No executive officer of MRV serves or served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, any of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

Stockholder Advisory Vote on Executive Compensation

The results of the stockholder advisory vote on executive compensation proposal at our October 2012 annual meeting of stockholders were very favorable, with 86% of the shares that were voted approving, and 14% of the shares that voted voting against or abstaining from voting. In January 2012, we held an annual meeting of stockholders in which we submitted to stockholders an advisory vote on the frequency of holding an advisory vote on executive compensation. Holders of over 98% of the Company’s Common Stock approved the Board-recommended one year frequency, with the remaining shares voting for a two or three year frequency or abstaining from voting. We appreciate the confidence our stockholders have in our Board of Directors oversight of executive compensation. Our Board of Directors continues to review and revise the Company’s compensation programs to keep the programs in line with the Board of Director’s strategic plan for the Company, and we will continue to take our stockholders’ advice to request an advisory vote of stockholders on executive compensation on a one year frequency.

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate future filings, in whole or in part, including its Annual Report on Form 10-K for the year ended December 31, 2012 and its Registration Statements on Forms S-3 and S-8, the following Report shall not be incorporated by reference into any such filings.

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

Compensation Committee of the Board of Directors

Robert Pons, Chair

Kenneth Traub

Glenn Tongue

SUMMARY COMPENSATION TABLE

The following table summarizes information regarding compensation paid and the fair value of equity grants during each of the past three fiscal years to the Named Executive Officers serving during the year ended December 31, 2012.

	Year	Salary	Bonus(1)	Option Awards(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Comp(5)	Total

David S. Stehlin(6)	2012	$279,449	$36,619	—	—	$12,937	$8,124	$337,129

Stephen A. Garcia(7)	2012	$66,250	—	—	—	—	$1,069	$67,319

Jennifer Hankes Painter	2012	$272,435	$162,652	—	—	$170,459	$7,942	$613,487
	2011	$241,456	$12,254	$201,220	—	$142,140	$7,917	$604,987
	2010	$223,179	$25,000	$203,561	—	$152,186	$4,409	$608,335

Barry Gorsun(8)	2012	$383,077	$77,944	—	$24,643	$235,963	$8,124	$729,751
	2011	$261,272	—	—	—	—	$7,470	$268,742
	2010	$53,120	—	$302,175	—	$31,272	$547	$387,114

Chris King(9)	2012	$95,492	—	—	—	—	$389,907	$485,400
	2011	$250,833	$17,097	$231,403	—	$151,930	$7,917	$659,180
	2010	$225,653	$15,000	$218,483	—	$149,978	4,660	$613,774

Blima Tuller(10)	2012	$58,836	$40,331	—	—	—	$346,025	$445,191
	2011	$221,785	$4,953	$40,244	—	$130,560	$7,917	$405,459
	2010	$170,102	$7,091	$34,580	—	$74,990	$3,318	$290,080

(1)           The Board of Directors authorized cash payments to all employees equal to the loss in the Black-Scholes value of their stock options due to a special $75.0 million dividend paid to stockholders in November 2011. One-half of the vested amount was paid out immediately, which equaled $12,254 for Ms. Painter, $17,097 for Mr. King and $4,953 for Ms. Tuller, and the remainder was paid out in December 2012, which equaled $35,541 for Mr. Stehlin, $151,419 for Ms. Painter, $74,993 for Mr. Gorsun (and an accelerated payout for Ms. Tuller of $40,331 in May 2012). A $47.3 million special dividend was paid to stockholders in May 2012, and a similar cash payment was paid to option holders. One-half of the vested amount was paid out immediately which equaled $5,126 for Ms. Painter, and $1,392 for Mr. Gorsun, and the remainder will be paid out in May 2013. A third $10.6 million special dividend was paid to stockholders in December 2012, and a cash payment for the full amount for vested and unvested options was paid up front which amount equaled $1,068 for Mr. Stehlin, $6,107 for Ms. Painter, and $1,559 for Mr. Gorsun. Mr. King and Ms. Painter each received discretionary bonuses in December 2010 in the amounts of $15,000 and $25,000, respectively, for their efforts in completing the sale of Source Photonics, Inc. and related entities. Ms. Tuller received a discretionary bonus in August 2010 of $7,091 for her work closing the second quarter financial statements despite finance staff reductions in that period.

(2)           Amounts reflect the aggregate grant date fair value determined by MRV calculated in accordance with Financial Accounting Standards Board ASC 718 Compensation — Stock Compensation (“ASC 718”). The stated amounts do not reflect whether the recipient will actually realize a financial benefit from the awards. For additional information regarding valuation assumptions, refer to Note 12 (Share-Based Compensation) in the Notes to our financial statements included in Item 8 of our Original Filing.

(3)           Mr. Gorsun received a discretionary grant of 1,812 shares of restricted stock on June 1, 2012 with a one year vesting period subject to his continued service to the Company. The fair value of the restricted stock on the date of grant was $13.60 per share, determined in accordance with ASC 718.

(4)           The Non-Equity Incentive Plan Compensation cash bonuses earned for the year designated were paid out in March of the following year for the 2010 and 2011 performance years. In 2012, Mr. Gorsun and Ms. Painter’s bonuses were paid out as cash was returned to stockholders per their Letter Agreements as described in this Item 11 under the heading “Employment Agreements and Change of Control Arrangements” below. Mr. Stehlin’s bonus plan had quarterly targets, and the full amount of his Non-Equity Incentive Plan Compensation cash bonus was paid during the 2012 performance year.

(5)           None of the Named Executive Officers received perquisites in excess of $10,000, and therefore such amounts are not included in the “All other compensation” or “Total” columns. For each Named Executive Officer, “All other compensation” includes life insurance premiums paid by MRV and contributions made by MRV to the Company’s 401(k) savings plan on the officer’s behalf, with the exception that “All other compensation” includes severance payment and vacation payouts of $386,094 and $340,549 for Mr. King and Ms. Tuller, respectively.

(6)           Mr. Stehlin joined MRV’s OCS division as its Senior Vice President of Sales and Marketing in April 2011, became the President of OCS in February 2012, and was promoted to the position of Chief Executive Officer in February 2013.

(7)           Mr. Garcia became our Chief Financial Officer in April 2012, as a consultant for Avant and was compensated by Avant. In October 2012, MRV hired Mr. Garcia directly as an employee, which compensation is reflected in the table above.

(8)           Mr. Gorsun was hired in October 2010 as the President of MRV’s OCS division. He was additionally appointed as President and Chief Operating Officer of MRV in December 2011, and in February 2012, he became the Chief Executive Officer. In January 2013, he resigned and is acting as a consultant to the Company through July 2013.

(9)           Mr. King joined MRV in January 2008 as VP, Finance and Chief Compliance Officer, was promoted to Chief Financial Officer in July 2009, and took on the Interim Chief Executive Officer role from December 2011 to February 2012. He maintained his role as Chief Financial Officer through his departure in March 2012.

(10)         Ms. Tuller was hired as the Director of Finance in December 2008, was promoted to the position of VP, Finance in July 2009, and departed in March 2012.

GRANTS OF PLAN-BASED AWARDS IN 2012

The following table summarizes awards to Named Executive Officers during 2012:

			Estimated future payout under non- equity incentive plan awards(1)			Number of shares of	Grant date fair value of restricted
		Approval	Threshold	Target	Maximum	restricted	stock
Name	Grant date	date	$	$	$	stock(2)	award(3)
David S. Stehlin(4)	6/1/2012	5/18/2012	$—	$188,500	$329,875

Barry Gorsun(5)	2/2/2012	2/2/2012	$—	$608,000	$—
	6/1/2012	5/18/2012				1,812	$24,643

Jennifer Hankes Painter	2/2/2012	2/2/2012	$—	$435,896	$—

(1)           Mr. Stehlin’s cash bonus award of $12,947 was paid out after accomplishment of the 2012 third quarter target pursuant to the Plan as set forth in this Item 11 under the heading entitled “2012 Bonus Arrangements” in the Compensation Analysis and Discussion above. Mr. Gorsun and Ms. Painter were paid out bonuses aggregating $235,963 and $170,459, respectively, from time to time in 2012 and January 2013 related to distributions to stockholders in 2012 per the terms of their Letter Agreements.

(2)           This restricted stock award was granted under the Omnibus Plan and vests in full one year from the date of grant, provided that Mr. Gorsun continues to provide service to the Company on the vesting date.

(3)           The grant date fair value of the restricted stock award was $13.60 per share, which is the average of the closing bid and ask quotations per share of the Company’s Common Stock as reported on the OTCQB Marketplace on the date of grant.

(4)           The approval date for Mr. Stehlin set forth above is the date the Board of Directors approved an increase to Mr. Stehlin’s target bonus and salary, which was made effective on the grant date set forth above. The original approval and grant date of the Plan in which Mr. Stehlin participated was February 2, 2012.

(5)           The approval date set for Mr. Gorsun set forth above regarding his award of shares of restricted stock is the date the Board of Directors approved the award, which was made effective on the grant date set forth above.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Grant date		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested
David S. Stehlin	7/15/2011	(2)	1,834	3,666	$29.00	7/15/2021

Barry Gorsun	12/1/2010	(1)	6,250	6,250	$33.20	12/1/2020
	6/1/2012	(3)					1,812	$18,664

Jennifer Hankes Painter	12/1/2009	(1)	1,875	625	$15.53	12/1/2019
	8/13/2010	(1)	5,887	5,886	$23.80	8/13/2020
	6/1/2011	(2)	3,334	6,666	$27.60	6/1/2021

(1)           These stock options vest in one-fourth annual installments beginning on the first anniversary of the date of grant based on the executive officers’ continued employment on the vesting date, and have a 10-year term.

(2)           These stock options vest in one-third annual installments beginning on the first anniversary of the date of grant based on the executive officers’ continued employment on the vesting date, and have a 10-year term.

(3)           These shares of restricted stock vest in full on the first anniversary of the date of grant based on the executive’s continued service to the Company through the vesting date. The market value of shares of restricted stock that have not yet vested was determined by taking the closing price of the Company’s Common Stock on December 31, 2012 which was $10.30 per share, times the number of shares that have not yet vested.

Other Compensation Information

There were no option exercises by Named Executive Officers during 2012. We did not grant to any Named Executive Officer, nor did any Named Executive Officer vest in, any stock appreciation rights, or similar instruments, restricted stock, restricted stock units, or similar instruments during 2012 with the exception of the restricted stock grant to Mr. Gorsun set forth in the table above. We generally do not have pension or other retirement plans, except for a 401(k) savings plan under which we make employer contributions on behalf of U.S. employees and pension plans where required for our foreign subsidiaries, and we make contributions to a 401(k)-type insurance fund for our Israeli employees. We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements and Change of Control Arrangements

Stehlin Employment Agreement.  In connection with Mr. Stehlin’s promotion to the position of Chief Executive Officer on February 1, 2013, the Company entered into an Employment Agreement (the “Stehlin Employment Agreement”) with him. Under the Stehlin Employment Agreement, Mr. Stehlin receives a base salary of $350,000 per year, an annual target bonus opportunity equal to 80% of his annual base salary, and an initial equity award of 18,000 stock options and 6,000 shares of restricted stock. The equity awards were granted on April 1, 2013, and the shares of restricted stock will vest in full on February 1, 2016, subject to Mr. Stehlin’s continuing employment. The stock options have an exercise price equal to the fair market value on the option grant date which was $10.55 per share, and 6,000 of the options will vest on February 1, 2014, with the remaining 12,000 options vesting pro rata monthly over the following 24 month period, subject to Mr. Stehlin’s continuing employment. The term of Mr. Stehlin’s employment goes through December 31, 2013, and automatically renews for successive one-year periods unless notice is provided at least 90 days before the end of the applicable term. If Mr. Stehlin is terminated by the Company without “cause” or by him for “good reason,” he will receive up to 12 months’ payment of COBRA premiums and severance consisting of salary continuation of six months’ base salary, unless the termination occurs after a change in control, in which case the severance will be a lump sum payment equal to 12 months’ base salary plus a pro rata amount of his target bonus opportunity (if the termination date is after March 31 of the year of termination), and accelerated vesting of unvested Company equity awards assumed as part of the “change in control.”

For purposes of the Stehlin Employment Agreement, “cause” occurs if Mr. Stehlin: (a) is convicted of or pleads nolo contendre to a felony, (b) commits fraud or a material act or omission involving dishonesty affecting the assets, business or reputation of the Company, (c) willfully fails or refuses to carry out the material responsibilities of his employment, as reasonably determined by the Board, without cure within 20 days of receiving written notice, (d) engages in gross negligence, willful misconduct or a pattern of behavior that has had or is reasonably likely to have a significant adverse effect on the Company or the ability of Executive to perform the duties and responsibilities of his employment, or (e) willfully engages in any act or omission that is in material violation of Company policy.

“Good reason” means any of the following: (a) a failure by the Company to pay Mr. Stehlin’s salary, bonus and benefits in accordance with the agreement; or (b) in connection with a change in control, (c) the failure by the successor or acquiring company to succeed to or assume the obligations of the Company under the agreement, or (d) a material diminution of Mr. Stehlin’s duties and responsibilities. For termination by Mr. Stehlin for good reason to be effective, Mr. Stehlin must provide the Company with written notice of the triggering event, and the Company has 30 days to cure the situation.

A “change of control” is deemed to have occurred if and when (a) any person, other than the Company or certain related entities, is or becomes the beneficial owner of securities of the Company representing 50 percent or more of the combined voting power of the Company’s then outstanding voting securities; (b) a merger or consolidation of the Company or any subsidiary of the Company with any other entity is consummated, other than (1) a merger or consolidation which results in the directors of the Company immediately prior to such merger or consolidation continuing to constitute at least a majority of the Board of Directors of the Company or the surviving entity or (2) a merger or consolidation effected to implement a recapitalization of the Company in which no person is or becomes the beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; or (c) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

The Company may terminate Mr. Stehlin’s employment due to disability if Mr. Stehlin is unable to substantially perform the essential duties and responsibilities of his employment for at least 90 consecutive calendar days or 120 or more calendar days during any calendar day period by reason of physical or mental incapacity. If Mr. Stehlin dies during the term of his employment, his employment terminates on the date of his death. If Mr. Stehlin’s employment is terminated due to death or disability, then he or his spouse or heirs shall receive up to 12 months’ payment of COBRA premiums and severance consisting of salary continuation of six months’ base salary. The agreement has other customary provisions regarding release of claims and covenants related to confidentiality, non-solicitation, non-competition, non-disparagement and claw back requirements if the Company’s financial statements are restated.

Garcia Employment Agreement.  In October 2012, Mr. Garcia entered into an employment agreement (the “Garcia Employment Agreement”) with the Company to serve as its Chief Financial Officer, though he had been serving as the Company’s Chief Financial Officer since April 2012 through a consulting arrangement with Avant. The Garcia Employment Agreement provides for a base salary of $265,000 on an annual basis, and the opportunity for Mr. Garcia to participate in an incentive plan for 2013 with a target bonus of 60% of his annual base salary. The agreement further provides for severance pay equal to the continuation of six months base salary plus health insurance benefits in the event that Mr. Garcia is terminated without “cause” by the Company or Mr. Garcia terminates his employment for “good reason.” The severance pay is accelerated and paid in a lump sum and an additional six months health insurance benefits are available if Mr. Garcia is terminated within an 18 month period after a “change of control” event occurs. Further, any unvested equity awards held by Mr. Garcia would accelerate and vest in full upon his termination within the change of control period. The Garcia Employment Agreement contains other customary provisions, including among other things, requirements to provide a general release and transition assistance upon termination, and provisions related to confidentiality, non-solicitation, non-competition and non-disparagement.

For purposes of the Garcia Employment Agreement, “cause” is defined as (a) a willful failure to perform the material duties of Mr. Garcia’s position after receiving written notice of such failure and being given twenty days to cure such failure; (b) willful misconduct injurious to the Company;  (c) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude, or (d) material breach of the Garcia Employment Agreement, which breach is not cured within 20 days after written notice has been provided to Mr. Garcia.

“Good reason” means, without Mr. Garcia’s written consent: (a) a material diminution in Mr. Garcia’s duties or responsibilities; (b) the Company requires Mr. Garcia, without his consent, to be based at a location which is more than 50 miles from his principal work location; or (c) Mr. Garcia’s base salary is reduced by greater than 15%. For a termination by Mr. Garcia for good reason to be effective, Mr. Garcia must provide written notice to the Company within 45 days of the triggering event, the Company has 45 days to cure, and Mr. Garcia must terminate his employment within 30 days from the completion of the Company’s cure period.

A “change of control” occurs on the date of the earlier to occur of: (a) the acquisition by any person, other than the Company or certain related entities, of beneficial ownership of 50% or more of the combined voting power of the Company’s then outstanding voting securities; (b) the purchase of a majority of the shares of Common Stock of the Company under a tender offer or exchange offer, other than an offer by the Company or certain related entities; or (c) completion of a merger, liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company, in each case that does not result in the Company’s parent retaining direct or indirect control of the Company.

Gorsun Executive, Letter and Separation Agreements.  Mr. Gorsun entered into an executive agreement (the “Gorsun Executive Agreement”) with our OCS subsidiary, MRV Communications — Boston Division, Inc. (“MRV Boston”), in March 2011 that provided for his compensation, severance and other terms of employment, which agreement was modified in part by a letter agreement dated February 8, 2012 (the “Gorsun Letter Agreement”) entered into by the Company and Mr. Gorsun in conjunction with his promotion to Chief Executive Officer. The Executive Agreement provided for a base salary of $230,000 per year (increased to $380,000 per year by the Letter Agreement), a target cash incentive bonus of 45% of his base salary for 2011 pursuant to the Plan, and standard benefits as provided to similarly situated executives. Mr. Gorsun also would receive a lump sum payment equal to six months base salary and payment of premiums of COBRA or its equivalent for 12 months upon termination by the Company without “cause” or by him for “good reason.” Further, if there was a “change of control” of the Company, he would receive a lump sum payment equal to 12 months’ base salary, and upon a “change of control” of MRV Boston, accelerated vesting of, and up to a three-year extended expiration period for, unvested equity grants. Upon his termination by the Company without cause or by him for good reason in the 12-month period following a change of control of the Company, he would receive a lump sum payment equal to 12 months base salary and payment of premiums of COBRA or its equivalent for 12 months. The agreement includes, among other things, non-compete, non-solicitation and non-disparagement provisions.

The Gorsun Letter Agreement set forth a revised bonus structure for Mr. Gorsun going forward. His new bonus arrangement provided for a bonus to be paid to him in the event that any distribution (including, but not limited to, through dividends, a distribution of assets, share buy-backs, or a sale of the Company) is made to our stockholders during the term of his employment. The amount of any such bonus payable to Mr. Gorsun would have been equal to the sum of (i) 160% of annual base salary times the per-share cumulative future stockholder distributions to the extent less than or equal to $1.15, plus (ii) 480% of annual base salary times the per-share cumulative future stockholder distributions, if any, in excess of $1.15. For example, if a dividend of $0.50 per share was declared and paid to stockholders, Mr. Gorsun would have received 160% times $380,000 times 0.50, or $304,000. The letter agreement also included an acceleration provision upon termination without cause that would have provided for a bonus amount calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring after the date of the letter agreement but prior to the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement. For example, if Mr. Gorsun was terminated without cause, Company assets worth $118.3 million had been sold, and he had already received a bonus for a dividend of $0.50 per share paid to stockholders, then Mr. Gorsun would have been owed a bonus of $152,000. This is calculated by determining that a dividend of $118.3 million would equal $0.75 per share, and after subtracting out the bonus related to the $0.50 dividend, the calculation is 160% times $380,000 times 0.25. The targets and calculations would be adjusted by the Company’s December 2012 one-for-twenty reverse stock split, however all bonuses received by Mr. Gorsun under this revised bonus structure occurred pre-split.

In the Gorsun Executive Agreement, as amended by the Letter Agreement, “cause” was determined by MRV and defined as his (a) willful failure to perform the material duties of his position after receiving written notice of such failure and being given reasonable opportunity to cure such failure; (b) willful misconduct injurious to the Company; or (c) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; subject to a good faith provision. “Good reason” is defined as: (w) a material diminution in Mr. Gorsun’s duties or responsibilities; (x) a reduction in his base salary by greater than 15%; (y) in any year a reduction in the target ratio of his annual short-term incentive compensation, bonus or other such payments to base compensation greater than 15%; or (z) a change in the method of calculation of his annual short-term incentive compensation, bonus or other such payments that results in a reduction of this target annual short-term incentive compensation, bonus or other such payments to base compensation greater than 15%, unless such reductions are due to an increase in base compensation (subject to notice and cure provisions). In the Letter Agreement, Mr. Gorsun waived any ability to assert termination for good reason pursuant to the revised compensation arrangement set forth in the Letter Agreement. A “change of control” was defined as: (i) the acquisition by any person, other than the Company or certain related entities, of beneficial ownership of 50% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) the purchase of a majority of the shares of Common Stock of the Company under a tender or exchange offer, other than an offer by the Company or certain related entities; or (iii) completion of an merger, liquidation or dissolution of the Company, or the sale of all or substantially all of its assets, in each case that does not result in MRV retaining direct or indirect control of the entity.

In connection with Mr. Gorsun’s departure, the Company entered into a Separation and Consulting Agreement with him dated January 31, 2013 (the “Gorsun Separation Agreement”) that sets forth, among other things, the terms of his compensation upon termination of employment. Upon termination of his employment, Mr. Gorsun continues to be paid at the same rate as his base salary of $380,000 per year that was in effect prior to his separation for the six-month consultancy period beginning February 1, 2013, and he will receive a bonus of (i) $9,741 on May 29, 2013 related to the May 2012 special dividend to stockholders and (ii) $40,166 on or before July 31, 2013. No other severance or bonus payments are owed to Mr. Gorsun in connection with the Gorsun Executive Agreement or Gorsun Letter Agreement. The Gorsun Separation Agreement included a customary release of claims against the Company, and stated that the provisions regarding non-solicitation, non-competition, non-disparagement and transition assistance provisions of the Gorsun Executive Agreement continue to apply.

Painter Letter Agreement.  The Company also entered into a letter agreement with Ms. Painter on February 8, 2012 (the “Painter Letter Agreement”) that, among other things, set her annual base salary at $272,435 and provided her with a replacement bonus arrangement which is identical to the bonus arrangement described above for Mr. Gorsun in the Gorsun Letter Agreement.

Executive Severance Agreements.  In May 2010, Mr. King and Mmes. Painter and Tuller entered into executive severance agreements with us that provide for their continued dedication, loyalty and service. The severance agreements provide for a lump sum payment equal to one year base salary upon termination by MRV without “cause” or by the executive for “good reason,” and payment of a pro-rated bonus based on the portion of the year worked in the year of separation, and continuation of benefits for one year. The agreements also include, among other things, confidentiality, non-complete and non-solicitation provisions. The executive severance agreement for Ms. Painter was amended or waived in part by Ms. Painter’s Letter Agreement, and the Separation and Transition Agreements for Mr. King and Ms. Tuller are discussed below.

“Cause” and “good reason” have the same definitions in the agreements for Mr. King and Mmes. Painter and Tuller, as described above in Mr. Gorsun’s Executive Agreement, with the exception that the severance agreements’ “good reason” definition includes a requirement by MRV that the executives, without their consent, be based at a location more than 50 miles from their principal work location on the date of the request.

King and Tuller Employment and Separation and Transition Agreements.  In addition to the executive severance agreement described above, Mr. King and Ms. Tuller entered into customary employment agreements with us in July 2009 and December 2008, respectively, that set forth their title at that time, duties, compensation, and other standard terms. In January 2012, each of Mr. King and Ms. Tuller entered into Separation and Transition Agreements with us, allowing for the transition of their duties to their successors, and the completion of the filing of the Company’s 2011 Form 10-K with the SEC. The agreements provided that Mr. King and Ms. Tuller receive separation payments equal to $350,000 and $308,800, respectively, payable within 60 days of their separation date, and health and welfare benefits up to one year. They met the conditions precedent for payment of the separation benefits, which included remaining employed through the later of March 30, 2012 or the filing date of the 2011 Form 10-K with the SEC. Per Ms. Tuller’s agreement, she also received accelerated vesting of an approximately $40,000 cash payment related to the November 2011 special dividend to stockholders. The separation payments and benefits were further subject to execution of a general release, resignation from various subsidiary boards of directors and other fiduciary positions, and various covenants, including confidentiality, non-solicitation, non-compete and non-disparagement.

Potential Payments upon Termination or Change of Control

Stehlin Executive Agreement.  Mr. Stehlin had entered into an Executive Agreement with MRV Boston in June 2012 which governed the terms of any potential payments upon his termination as of December 31, 2012. Pursuant to the terms of the executive agreement with Mr. Stehlin, he would receive a lump sum payment of one year base salary plus payment of premiums of COBRA for up to one year upon a separation from service during the 12-month period following a change of control of MRV Boston.  Further, upon a change of control of MRV Boston, regardless of a separation from service, Mr. Stehlin would receive $100,000 plus nine months’ base salary and acceleration of unvested stock options or other equity awards. Pursuant to the Stehlin Employment Agreement which we entered into with him in February 2013, Mr. Stehlin is entitled to payments upon a termination of his employment by the Company without cause or by him for good reason, and upon his death or disability. The terms of these payments are discussed above in this Item 11 under the subheading “Stehlin Employment Agreement.”

Separation from Service during the one-year period following a Change of Control of MRV Boston (occurring on December 31, 2012)

One year base salary	$290,000
One year COBRA or equivalent(1)	$21,665
Total estimated payments:	$311,665

Additional payments upon a Change of Control of MRV Boston regardless of Separation from Service (occurring on December 31, 2012)

Bonus	$317,500
Acceleration in full of unvested stock options(2)	$—
Total estimated payments:	$317,500

(1)                                 The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2012.

(2)                                 Mr. Stehlin did not have any options that were in-the-money as of December 31, 2012.

Garcia Employment Agreement.  Pursuant to the terms of the Garcia Employment Agreement, Mr. Garcia would receive six months’ base salary, paid in equal installments on the Company’s regular paydays, upon his termination by MRV without cause or by Mr. Garcia for good reason, plus payment of premiums of COBRA for up to six months. Upon a separation from service during the 18-month period following a change of control, Mr. Garcia would receive a lump sum equal to six months’ base salary, plus payment of premiums of COBRA for up to one year and acceleration of unvested stock options or other equity awards.

Separation from Service without Cause or for Good Reason (occurring on December 31, 2012)

Six months base salary	$132,500
Six months COBRA or equivalent(1)	$10,833
Total estimated payments:	$143,333

Separation from Service during the 18-month period following a Change of Control (occurring on December 31, 2012)

Six months base salary	$132,500
Acceleration in full of unvested equity awards(2)	$—
One year COBRA or equivalent(1)	$21,665
Total estimated payments:	$154,165

(1)           The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2012.

(2)           Mr. Garcia did not have any equity awards as of December 31, 2012.

Gorsun Executive and Letter Agreements.  In accordance with the Gorsun Executive Agreement, dated as of December 31, 2012, Mr. Gorsun would have received a lump sum payment equal to six months’ base salary and payment of premiums of COBRA or its equivalent for 12 months upon termination by the Company without cause or by him for good reason. Upon his termination by the Company without cause or by him for good reason in the 12-month period following a change of control of the Company, Mr. Gorsun would receive a lump sum payment equal to 12 months’ base salary and payment of premiums of COBRA or its equivalent for 12 months. Further, if there was a “change of control” of the Company, he would receive a lump sum payment equal to 12 months’ base salary, and upon a change of control of MRV Boston, accelerated vesting of, and up to a three-year extended expiration period for, unvested equity grants, none of which were in-the-money as of December 31, 2012. Also, per the Gorsun Letter Agreement, Mr. Gorsun would receive an acceleration of a bonus upon termination by the Company without cause or by Mr. Gorsun for good reason calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring after the date of the letter agreement but prior to the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement. For purposes of the tables below, Mr. Gorsun was still our Chief Executive Officer at December 31, 2012, however, he entered into the Gorsun Separation Agreement with the Company in January 2013 which supersedes all termination payments set forth below.

Separation from Service from the Company without Cause or for Good Reason (occurring on December 31, 2012)

Six months base salary	$190,000
Acceleration of bonus per the Gorsun Letter Agreement	—
One year COBRA or equivalent(1)	$3,503
Total estimated payments:	$193,503

Separation from Service during the one-year period following a Change of Control of the Company (occurring on December 31, 2012)

One year base salary	$380,000
One year COBRA or equivalent(1)	$3,503
Total estimated payments:	$383,503

(1)           The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2012.

Painter Executive Severance and Letter Agreements.  Pursuant to an executive severance agreement for Ms. Painter entered into with the Company, upon her termination by MRV without cause or by her for good reason, she would receive a lump sum payment equal to one year base salary, payment of a pro-rated bonus based on the number of months worked in the year of separation (which was waived by the Painter Letter Agreement), and continuation of benefits for one year. The Painter Letter Agreement modified the bonus Ms. Painter would receive in the event of termination and instead,  per the Painter Letter Agreement, Ms. Painter would receive an acceleration of a bonus upon termination by the Company without cause or by Ms. Painter for good reason calculated by deeming that a stockholder distribution was made in the amount of net proceeds of any sale of all or a portion of the Company occurring after the date of the Painter Letter Agreement but prior to the date of termination, deducting from the calculation any bonuses previously received pursuant to this bonus arrangement.

Separation from Service without Cause or for Good Reason (occurring on December 31, 2012)

One year base salary	$272,435
Acceleration of bonus per the Painter Letter Agreement	—
Estimation of one year of benefits (1)	$8,561
Total estimated payments:	$280,996

(1)                                 The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2012.

The executive severance agreements were not in place as of December 31, 2012 for Mr. King and Ms. Tuller as their employment had terminated in March 2012. The severance payments paid to Mr. King and Ms. Tuller in connection with their separation are described further in this Item 11 above under the subheading “King and Tuller Employment and Separation and Transition Agreements” above.

The Company’s Omnibus Plan, as amended, provides for the vesting in full of all restricted stock and stock option awards granted under the plan to be accelerated upon a change of control of the Company, unless the Board of Directors or Compensation Committee otherwise provides. All equity grants under the Omnibus Plan provide for such accelerated vesting.

Compensation of Non-Employee Directors

Our compensation program for non-employee directors is designed to achieve the following goals: compensation should fairly pay directors for work required for the Company; compensation should align directors’ interests with the interest of our stockholders; and the structure of the compensation should be simple, transparent and easy to understand.

In 2012, the compensation for our Chairman and Vice Chairman reflected the significant efforts and contributions required to support the Company through a period of extensive transition. Certain factors that affected the roles and applicable compensation of the Chairman and Vice Chairman included the following:

•                  Board transition — of the eight directors on the Board of Directors through October 17, 2011 (the date Messrs. Traub and Pons joined the Board); two directors departed at the time they joined, four directors departed in January 2012 and the remaining two directors departed in October 2012, while one new director joined the board in February 2012.  Our Chairman and Vice Chairman accepted an expanded role in light of these transition issues which resulted in a smaller, more effective Board of Directors.

•                  Management transition —In December 2011, Mr. Singh, our Chief Executive Officer, departed from the Company and Mr. King, our Chief Financial Officer at the time was promoted to the dual role of Chief Financial Officer and Interim Chief Executive Officer. In January 2012, Mr. King and our former Vice President of Finance, Ms. Tuller, provided notice of their intention to resign and in March 2012, they both departed. In February 2012 Mr. Gorsun, the former President of our OCS division, was promoted to Chief Executive Officer of the Company. Also in February 2012, we entered into an agreement with Avant to provide for outsourced interim services for the positions of Chief Financial Officer, Vice President of Finance, and other financial support roles. Avant provided Mr. Garcia and Ms. Arnold, and support staff, respectively, for these roles. In October 2012, the Company amended the agreement with Avant and hired Mr. Garcia as its full time Chief Financial Officer. In addition, in January 2013, Mr. Gorsun departed as the Company’s Chief Executive Officer, and Mr. Stehlin, the President of our OCS division at the time, was promoted to the position of Chief Executive Officer of the Company effective February 2013. The extensive management turnover in a short period necessitated active involvement of the Chairman and Vice Chairman in managing the transition.

•                  Revised Strategy — In September 2011, the Company announced that it had retained Oppenheimer & Co. Inc. to explore strategic alternatives for OCS, the Company’s only operating subsidiary in the United States, and retained Headwaters to explore strategic alternatives for CES, the Company’s Swiss subsidiary. The new Board of Directors concluded that the Company should expand its exploration of strategic alternatives including the prospects for all subsidiaries as well as the entire Company. After this process, the Board concluded that it was in the best interest of the Company to sell CES, Interdata and Alcadon — all European subsidiaries, and to retain OCS and Tecnonet, the Company’s Italian subsidiary. At the request of the Board, the Chairman participated with management in qualifying prospective buyers and negotiating transactions to sell Interdata and Alcadon and traveled multiple times with management to France and Sweden to consummate those transactions.

•                  Settlement of Derivative Litigation – The Company had been embroiled in an expensive derivative litigation matter for many years – almost all of the available insurance applicable to this litigation was depleted prior to Messrs. Traub and Pons joining the Board. Messrs. Traub and Pons comprised the Special Litigation Committee that worked with counsel in 2012 (through 2013) to investigate the matters and negotiate a comprehensive settlement for the litigation which releases all parties from further liability, subject to court approval. The settlement of this case was a complex matter that required Messrs. Traub and Pons to devote hundreds of hours towards its successful conclusion.

•      Improvements in corporate governance – The Chairman and Vice Chairman have led initiatives to substantially improve the Company’s corporate governance.

•      Vendors – At the request of the Board, the Chairman directly led negotiations with certain vendors reporting to the Board which resulted in savings for the Company exceeding $1 million.

Cash Compensation.  In November 2010, the Board of Directors approved a compensation arrangement for non-employee directors. The annual cash retainer fee for all non-employee directors was set at $42,000, with no per meeting fees and the Chairman received an additional annual retainer fee of $100,000. All non-Chair committee members receive an annual $4,000 cash retainer fee per committee, while the Chairs of the committees receive the following annual cash retainer fees: Audit Committee Chair, $10,000; Compensation Committee Chair, $7,000; and Nomination and Governance Committee Chair, $6,000. The Board approved annual retainer fees for the Vice-Chairman equivalent to the Chairman when the Vice-Chairman role was introduced in 2012. The cash retainer fees are paid in quarterly installments in advance, and are prorated as appropriate based upon the dates and capacities in which each individual non-employee director serves.

In addition to the three standing committees (the Audit, Compensation, and Nomination and Governance Committees), the Board created a Special Litigation Committee to address the Company’s outstanding derivative litigation. Its members receive a $4,000 per year cash retainer fee, and in September 2012, the Board awarded the current members of the committee a $15,000 cash payment, with 50% payable immediately, and the remaining 50% payable at such time as the committee has completed its work, a settlement is reached, or the Board disbands the Committee upon completion of its duties.

In October 2011, the Board of Directors declared a special cash dividend of $75 million to the Company’s stockholders. The Compensation Committee had engaged Farient to provide advice to, among other things, ensure that equity holders were not adversely impacted by the loss in value created by declaration and payment of the dividend. The Board of Directors followed the recommendation of Farient, and provided a staggered cash payment to option holders equal to the loss in fair value of their options using the Black-Scholes methodology as a result of the dividend. Directors who held options on November 10, 2011, the payable date of the special dividend, received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and received the remaining 50 percent of the payment amount for vested options, and the full amount for vested options, 12 months following if such amounts were not otherwise accelerated or forfeited upon their departure from the Board.

In May 2012, the Board of Directors declared a second special cash dividend of approximately $47.3 million to the Company’s stockholders. The Compensation Committee engaged Farient to provide Black-Scholes calculations to address the loss in fair value of options to option holders as a result of the special dividend. The Board of Directors reviewed and approved the variables impacting the Black-Scholes methodology, and provided a staggered cash payment to option holders equal to the loss in fair value of their options pursuant to the Black-Scholes calculations. Directors who held options on May 25, 2012, the payable date of the special dividend, received 50% of the payment amount in respect of their vested options promptly following payment of the dividend, and will receive the remaining 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions including death, disability or a change of control. Directors who are option holders with unvested options will receive the cash payment in 12 months following as well, subject to the same conditions described above. Holders of restricted stock were paid the same dividend amount per share as other stockholders promptly following the dividend payable date.

In December 2012, the Board of Directors declared a third special cash dividend of approximately $10.6 million to the Company’s stockholders. The Compensation Committee worked with Farient to provide for cash payments to options holders related to the impact on their option value. Since the impact of this dividend was significantly smaller than the prior two dividends, the Board of Directors approved a cash payment to option holders which was paid to option holders promptly following the dividend payable date, along with payment of dividends to holders of restricted stock.

Equity Compensation.  The compensation arrangement for non-employee directors approved in November 2010 included an equity compensation component as well as a cash retainer fee component. Each of the non-employee directors receives an equivalent of $50,000 of equity each year, which amount they can elect to receive in stock options or restricted stock, with a maximum 50% election in restricted stock. The annual grant date for the equity issuances is June 1 of each year. The number of shares to be received in stock options is determined by using the Black-Scholes valuation method to determine the value per option on the valuation date (three business days prior to the grant date), and the number of shares of restricted stock is determined by using the fair market value of our Common Stock on the valuation date, which is the average of the closing bid and ask quotations per share of our Common Stock as reported on the OTCQB Marketplace. The stock options and restricted stock each vest in full upon the earlier of one year from date of grant or a change of control, as defined in our Omnibus Plan. The stock options have an exercise price equal to the closing price of the Company’s Common Stock on the date of grant.

In light of the significant time commitment and contributions of our Chairman and Vice Chairman through a period of extensive transition as described above, the Board approved a one-time grant of 8,750 shares of restricted stock to each of Messrs. Traub and Pons in January 2012 which was granted on the next applicable grant date for the restricted stock which was February 1, 2012, and the closing price of MRV’s Common Stock on that date was $19.40 per share. The Board further approved a second discretionary grant of an equivalent of $100,000 of shares of restricted stock for Messrs. Traub and Pons in May 2012. This grant of restricted stock occurred on June 1, 2012, and the closing price of MRV’s Common Stock on that date was $13.60 per share. These grants held the same terms as the annual director restricted stock grants, with vesting in full upon the earlier of one year from the date of grant or a change of control.

Director Compensation Table

The following table summarizes the compensation of our non-employee directors in fiscal year 2012. Messrs. Bonney and Stecker are not included in this table as they did not begin their directorships until April 2013.

Name	Fees Earned or Paid in Cash(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Kenneth H. Traub	$207,512	$292,939	$24,617	$2,025	$527,093
Robert M. Pons	$201,317	$292,939	$24,617	$2,025	$520,898
Glenn Tongue	$50,944	$1,170	$48,067	$2,819	$102,999
Charles M. Gillman(5)	—	—	$49,234	$20,633	$69,867
Joan E. Herman(6)	$13,000	—	—	$34,042	$47,042
Michael E. Keane(6)	$13,000	—	—	$13,598	$26,598
Michael J. McConnell(6)	$12,250	—	—	$10,880	$23,130
Igal Shidlovsky(5)	$38,555	$24,643	$24,617	$793	$88,609
Philippe Tartavull(6)	$36,500	—	—	$64,627	$101,127

(1)                                 The amounts reported in the “Fees Earned or Paid in Cash” column reflect the total annual cash retainer earned by each director in fiscal year 2012.

(2)                                 On February 1, 2012, each of Messrs. Traub and Pons received 8,750 shares of restricted stock with a one year vesting period, subject to continued service to the Company. The fair value of the restricted stock on the date of grant was $19.40 per share, determined in accordance with ASC 718. On June 1, 2012, the following directors received the following shares of restricted stock:  Mr. Traub, 9,058; Mr. Pons, 9,058; Mr. Shidlovsky, 1,811; and Mr. Tongue, 86. These restricted stock grants have a one year vesting period, subject to continued service to the Company, and the fair value of the restricted stock on the date of grant was $13.60 per share, determined in accordance with ASC 718.

(3)                                 Amounts reflect the aggregate grant date fair value determined by MRV calculated in accordance with ASC 718. The following directors received the following stock options for shares of the Company’s Common Stock on June 1, 2012 with an exercise price of $13.60 per share: Mr. Traub, 2,551; Mr. Pons, 2,551; Mr. Shidlovsky; 2,551; Mr. Tongue, 4,980; and Mr. Gillman, 5,102. All of the director stock options granted in 2012 vest in full one year from the date of grant, have an exercise price equal to the average of the closing bid and ask quotations per share of the Company’s Common Stock as reported on the OTCQB Marketplace on the date of grant, and have a 10-year term. The aggregate number of shares of restricted stock and stock option awards outstanding as of December 31, 2012 for our directors serving as of that date were: 35,701 and 12,719, respectively.

(4)                                 The Board of Directors authorized cash payments to option holders equal to the loss in the Black-Scholes value of their stock options due to a special $47.3 million dividend paid to stockholders in May 2012, and the first installment of these payments were paid to option holders in June 2012. The cash payment amount to directors holding options related to the special dividend equaled $1,751 for Mr. Gillman; $7,070 for Ms. Herman; $4,058 for Mr. Keane; $4,909 for Mr. McConnell; $793 for Mr. Shidlovsky; and $3,603 for Mr. Tartavull. A $10.6 million special dividend was paid to stockholders in December 2012, and a cash payment for the full amount for vested and unvested options was paid up front. The cash payment amount to directors holding options for this special dividend equaled $2,025 for Mr. Traub; $2,025 for Mr. Pons; $2,819 for Mr. Tongue, $516 for Ms. Herman; $291 for Mr. Keane; $346 for Mr. McConnell; and $258 for Mr. Tartavull. Holders of restricted stock were paid the same dividend amount per share as other stockholders promptly following the dividend payable date.

(5)                                 Messrs. Gillman and Shidlovsky did not stand for re-election at the Company’s Annual Meeting of Stockholders in October 2012. Upon Mr. Gillman’s termination from service, the Board of Directors modified his existing stock option grants by accelerating any unvested options and extending to three years the time in which the options can be exercised. The amount of compensation cost recognized for Mr. Gillman for financial statement reporting purposes in accordance with ASC 718 related to this modification was $15,084, and it is included in the “All Other Compensation” amount for him.

(6)                                 Ms. Herman and Messrs. Keane, McConnell and Tartavull resigned in January 2012. Upon their termination from service, the Board of Directors modified their existing stock option grants by extending to three years the time in which the options can be exercised, and accelerated any unvested options and shares of restricted stock. The amount of compensation cost recognized for the directors for financial statement reporting purposes in accordance with ASC 718 related to this modification was as follows: $26,456 for Ms. Herman, $9,250 for Mr. Keane, $5,625 for Mr. McConnell and $10,766 for Mr. Tartavull, and these amounts are included in their “All Other Compensation.” In addition, Mr. Tartavull, Chairman of the Board at the time of his departure, received an additional $50,000 payment, which is also included in his “All Other Compensation” amount.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to each holder known to MRV to be the beneficial owner of 5% or more of the outstanding shares of the Company’s Common Stock as of March 28, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Raging Capital Master Fund, Ltd.	1,535,664	(2)	20.4
c/o Ogier Fiduciary Services (Cayman) Ltd.
89 Nexus Say
Camana Bay, Grand Cayman KY 109007
Cayman Islands
Raging Capital Management, LLC
William C. Martin
10 Princeton Avenue
Rocky Hill, New Jersey 08553

Lloyd I. Miller, III	528,169	(3)	7.0
222 Lakeview Avenue, Suite 160-365
West Palm Beach, Florida 33401

Francis Capital Management, LLC	393,858	(4)	5.2
John P. Francis
1453 Third Street, Suite 470
Santa Monica, California 90401

(1)                                 For each holder included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by such holder by the 7,544,246 shares of the Company’s Common Stock outstanding as of March 28, 2013. To the knowledge of MRV, none of the holders listed above had the right to acquire any additional MRV shares on or within 60 days after March 28, 2012.

(2)                                 Based on information contained in a Schedule 13D/A filed with the SEC on January 2, 2013 and email correspondence with the CFO of Raging Capital Management, LLC (“Raging Capital”) on February 20, 2013, Raging Capital is the investment manager of Raging Capital Master Fund, Ltd. (“Raging Master”) which directly owns the 1,535,664 shares of our Common Stock set forth above. William C. Martin is the chairman, chief investment officer and managing member of Raging Capital. Raging Master may be deemed to share the power to vote and dispose of the shares directly owned by Raging Master with Raging Capital and Mr. Martin.

(3)                                 Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2013, Lloyd I. Miller, III, has sole dispositive and voting power with respect to 400,156 shares of our Common Stock as (a) the manager of a limited liability company that is the general partner of a certain limited partnership, (b) the manager of a limited liability company that is the adviser to certain trusts, (c) the custodian to an account set up under the Florida Uniform Gift to Minors Act, (d) the manager of a limited liability company that is the manager of a limited liability company, (e) trustee of a certain generation skipping trust, (f) investment counsel for a certain trust, and (g) settlor of an individual retirement account. Mr. Miller also has shared dispositive and voting power with respect to 128,013 shares of our Common Stock as (x) an advisor to the trustee of a certain trust, (y) the co-manager of a limited liability company, and (z) co-trustee of a certain trust.

(4)                                 Based on information contained in a Schedule 13G filed with the SEC on February 5, 2013, Francis Capital Management, LLC (“Francis Capital”) beneficially owns 393,858 shares of our Common Stock, and John P. Francis is the managing member and part-owner of Francis Capital. Francis Capital and Mr. Francis report sole power to vote and dispose of the shares, which are directly owned by certain accounts that are managed by Francis Capital (109,794 shares), and Catalysis Partners, LLC (185,023 shares) and Catalysis Offshore, Ltd. (99,041 shares), pooled investment vehicles to which Francis Capital is the investment adviser.

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

The following table summarizes the number of shares of Common Stock beneficially owned by our Named Executive Officers, by our directors and by our directors and executive officers as a group as of March 28, 2013. This table is based on information provided by our officers and directors and our corporate records. Messrs. Bonney and Stecker are not included in this table as they did not begin their directorships until April 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percentage Ownership(3)
Named Executive Officers
David S. Stehlin	2,234	*
Stephen A. Garcia	—	*
Jennifer Hankes Painter	11,096	*
Barry Gorsun(4)	8,762	*
Chris King(5)	—	*
Blima Tuller(5)	—	*

Non-management Directors(6)
Kenneth H. Traub	20,256	*
Robert M. Pons	20,074	*
Glenn Tongue (7)	54,851	*

Directors and executive officers as a group (10 persons)	117,273	1.6%

*  Less than 1%

(1)                                 Each holder has sole voting and investment power with respect to these shares, subject to applicable community property laws and except as set forth below.

(2)                                 All amounts shown include shares subject to stock options which are, or will become, exercisable within 60 days of March 28, 2013, and shares of restricted stock. The number of stock options that are included above for the following individuals is: Mr. Stehlin, 1,834; Ms. Painter, 11,096; Mr. Gorsun, 6,250; Mr. Traub, 1,318; and Mr. Pons, 1,318. The number of shares of restricted stock that are included above for the following individuals are: Mr. Gorsun, 1,812; Mr. Traub, 9,058; Mr. Pons, 9,058; and Mr. Tongue, 86.

(3)                                 For each individual included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of the 7,544,246 shares of the Company’s Common Stock outstanding as of March 28, 2013 plus the number of shares of restricted stock and shares issuable upon exercise of options that are, or will become, exercisable within 60 days of March 28, 2013 held by such individual (but not giving effect to the shares of restricted stock and shares issuable upon exercise of options held by others).

(4)                                 Total shares includes 700 shares held in the Barry Gorsun Revocable Trust UTD 8/9/85.

(5)                                 Due to the separation from service of Mr.  King and Ms. Tuller in March 2012, all of their vested and unvested stock options were forfeited or expired.

(6)                                 Messrs. Stecker and Bonney were not directors yet as of the date of this table, and as of the date of this filing, they do not beneficially own any of the Company’s Common Stock.

(7)                                 Mr. Tongue is the co-manager of Tilson Focus Fund and Deerhaven Fund LP, which own 28,045 shares and 26,691 shares of the Company’s Common Stock, respectively. He may be deemed the beneficial owner of these shares. Mr. Tongue also owns 29 shares of the Company’s Common Stock in his own name.

Information regarding the Company’s securities that are issuable under stockholder-approved and non-stockholder approved plans is set forth in Item 5 Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of the Original Filing.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

Relationships of Officers and Directors

Pursuant to the Audit Committee Charter, it is the responsibility of the Audit Committee to review and approve all related party transactions. While there is no formal policy regarding the standards to be applied by the Audit Committee in determining whether to approve or disapprove related party transactions, in determining whether a proposed related party transaction is in the best interests of the Company and whether to approve or disapprove the transaction, the Audit Committee will generally consider, among other factors, the terms that it believes would be available to the Company in an arms’ length transaction with an unrelated third party. In particular, the Audit Committee has historically required that the terms of the transaction be no less favorable to the Company than those available from an unaffiliated third party and that the Company would be expected to obtain a consistent or more favorable result than it would in an arms’ length transaction with an unrelated third party. In applying this standard, the Audit Committee also considers whether the transaction would be conducted differently than it would be with an unrelated third party. Other factors that may be considered by the Audit Committee in making such determination include the benefit of the transaction to the Company (including the cost, nature, quantity and quality of the goods or services involved), and the terms, conditions and circumstances of the transaction. In making such determination, the Audit Committee relies on information provided to it by Company management as well as the general knowledge and experience of Audit Committee members.

There were no transactions or series of transactions in 2012, or subsequently, in excess of $120,000 regarding related persons as defined by the rules and regulations promulgated under the Exchange Act, with the exception that on January 20, 2012, the Company entered into a settlement agreement with T2 Partners LLC (“T2 Partners”), which is 50 percent owned by Mr. Tongue, and paid T2 Partners $200,000 to settle a dispute with the Company. The Board of Directors appointed Mr. Tongue to the Board on February 23, 2012.

Director Independence

The Board of Directors has determined that each member of the Board of Directors, Mark J. Bonney, Robert M. Pons, Matthew Stecker, Glenn Tongue, Kenneth H. Traub, and each member of the Audit Committee, Compensation Committee and the Nomination and Governance Committee, currently meets the standards of independence under our Governance Policies and under the rules of the Nasdaq Stock Market, LLC, and all of the directors who acted in such role for the 2012 fiscal year met the standards of independence under our Governance Policies and the rules of the Nasdaq Stock Market, LLC.

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

The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed through the date of the auditor’s periodic report. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee approved 100% of the professional services for the Audit, Audit-Related, Tax and Other Fees indicated below for the years ended December 31, 2012 and 2011.

Ernst & Young LLP has been the principal independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q. The following is a summary of the fees Ernst & Young billed to the Company for services rendered for the years ended December 31, 2012 and 2011 relating to continuing operations:

Fee Category	2012	2011
Audit Fees	$2,241,423	$2,555,407
Audit-Related Fees	—	25,000
Tax Fees	677,394	934,789
All Other Fees	—	—

Total	$2,918,817	$3,515,196

The preceding table includes $300,786 and $176,510 for audit fees related to discontinued operations and for consultations related to discontinued operations for the years ended December 31, 2012 and 2011, respectively. In March 2012, we sold all of the issued and outstanding capital stock of CES Creative Electronic Systems S.A. and in October 2012, we sold all of the issued and outstanding capital stock that we owned of Alcadon-MRV AB and Pedrena Enterprises B.V. While we divested all of the operating subsidiaries of MRV Switzerland Ltd. in May 2011, the subsidiary did not use Ernst & Young as its auditors.

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

Audit-Related Fees.  This category includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting matters.

Tax Fees.  This category includes fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.  This category includes fees for products and services other than those reported in the Audit Fees, Audit-Related Fees, or Tax Fees categories above.

The Audit Committee has determined that the rendering of the non-audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules.

(a)                                 No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(b)                                 Exhibits

Exhibit No.	Description
24.1	Power of Attorney (on signature page)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.

By:

Date: April 30, 2013	/s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: April 30, 2013	/s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer

Principal Financial and Accounting Officer:

Date: April 30, 2013	/s/ Stephen A. Garcia
Stephen A. Garcia
Chief Financial Officer

All of the members of the Board of Directors: Kenneth H. Traub (Chairman), Robert M. Pons (Vice-Chairman) Glenn Tongue, Mark J. Bonney and Matthew Stecker.

By:

Date: April 30, 2013	/s/ Jennifer Hankes Painter
Jennifer Hankes Painter
As Attorney-in-fact

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David Stehlin and Jennifer Hankes Painter, the true and lawful attorneys- in-fact and agents with full power and authority in said attorneys-in-fact and agents to sign for the undersigned, in their respective names as directors of MRV Communications, Inc., the Annual Report on Form 10-K for the year ended December 31, 2012, and to file any and all amendments to the Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises.

Signature	Title	Date

/s/ Kenneth H. Traub
Kenneth H. Traub	Chairman of the Board	April 2, 2013

/s/ Robert Pons
Robert Pons	Vice-Chairman of the Board	April 2, 2013

/s/ Glenn Tongue
Glenn Tongue	Director	April 2, 2013

/s/ Mark J. Bonney
Mark J. Bonney	Director	April 29, 2013

/s/ Matthew Stecker
Matthew Stecker	Director	April 29, 2013