Form 10-Q
period 2013-03-31
MRV COMMUNICATIONS INC
filed 2013-05-10
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of  April 30, 2013, 7,595,184 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements
MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenue:
Product revenue	$28,072	$23,442
Service revenue	10,833	9,973
Total revenue	38,905	33,415
Cost of sales	25,878	20,734
Gross profit	13,027	12,681
Operating expenses:
Product development and engineering	4,648	3,699
Selling, general and administrative	12,392	12,627
Total operating expenses	17,040	16,326
Operating loss	(4,013)	(3,645)
Interest expense	(132)	(208)
Other income (loss), net	17	162
Loss from continuing operations before income taxes	(4,128)	(3,691)
Provision (benefit) for income taxes	306	(1,517)
Loss from continuing operations	(4,434)	(2,174)
Income from discontinued operations, net of income taxes of $0 in 2013 and $2,293 in 2012	—	5,786
Net income (loss)	$(4,434)	$3,612

Net loss per share — basic (1):
From continuing operations	$(0.59)	$(0.28)
From discontinued operations	$—	$0.73
Net income (loss) per share — basic	$(0.59)	$0.45
Net Income (loss) per share — diluted (1):
From continuing operations	$(0.59)	$(0.28)
From discontinued operations	$—	$0.73
Net income (loss) per share — diluted	$(0.59)	$0.45
Weighted average number of shares:
Basic	7,568	7,887
Diluted	7,568	7,896
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Net (loss) income	($4,434)	$3,612
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(835)	2,227
Foreign currency translation effect realized upon divestiture of subsidiary	—	(12,599)
Total comprehensive (loss) income	($5,269)	($6,760)

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$37,245	$40,609
Restricted time deposits	242	240
Accounts receivable, net	28,801	32,237
Other receivables	20,146	18,287
Inventories	20,714	22,444
Deferred income taxes	1,405	1,145
Other current assets	5,625	4,629
Total current assets	114,178	119,591
Property and equipment, net	4,258	3,735
Deferred income taxes, net of current portion	3,750	3,711
Intangibles, net	400	400
Other assets	663	1,128
Total assets	$123,249	$128,565

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$848	$5,267
Deferred consideration payable	233	233
Accounts payable	23,017	20,478
Accrued liabilities	17,541	16,652
Deferred revenue	8,114	7,290
Other current liabilities	709	560
Total current liabilities	50,462	50,480
Other long-term liabilities	5,448	5,184
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,072 shares in 2013 and 8,061 shares in 2012
Outstanding — 7,555 shares in 2013 and 7,594 in 2012	271	270
Additional paid-in capital	1,281,389	1,281,170
Accumulated deficit	(1,205,948)	(1,201,515)
Treasury stock — 517 shares in 2013 and 467 shares in 2012	(7,042)	(6,528)
Accumulated other comprehensive income	(1,331)	(496)
Total stockholders' equity	67,339	72,901
Total liabilities and stockholders' equity	$123,249	$128,565

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	($4,434)	$3,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	401	694
Share-based compensation expense	219	248
Provision for doubtful accounts	185	88
Deferred income taxes	16	96
Gain on disposition of property and equipment	14	15
Gain (loss) on sale of subsidiary	—	(7,936)
Changes in operating assets and liabilities:
Accounts receivable	2,732	11,784
Inventories	1,407	(4,273)
Other assets	(3,220)	1,314
Accounts payable	3,061	(2,984)
Accrued liabilities	996	(884)
Income tax payable	121	(2,099)
Deferred revenue	905	1,592
Other current liabilities	131	264
Net cash provided by operating activities	2,534	1,531
Cash flows from investing activities:
Purchases of property and equipment	(955)	(1,435)
Proceeds from sale of property and equipment	—	95
Proceeds from sale of investments in unconsolidated entities		1,349
Proceeds from sale of subsidiaries, net of cash acquired	—	16,782
Release of restricted time deposits	(2)	—
Net cash (used in) provided by investing activities	(957)	16,791
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	1
Purchase of treasury shares	(513)	—
Borrowings on short-term debt	968	3,021
Payments on short-term debt	(5,356)	(8,822)
Borrowing on long-term obligations	—	362
Payments on long-term obligations	—	(159)
Net cash used in financing activities	(4,901)	(5,597)
Effect of exchange rate changes on cash and cash equivalents	(39)	(117)
Net (decrease) increase in cash and cash equivalents	(3,363)	12,608
Cash and cash equivalents, beginning of year (1)	40,608	83,716
Cash and cash equivalents, end of period	$37,245	$96,324
Supplement disclosure on following page.

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$514	$159
Cash paid during year for interest — Total	$514	$159
Cash paid during year for income taxes — continuing operations	$1,500	$—
Cash paid during year for income taxes — discontinued operations	—	2,236
Cash paid during year for income taxes — Total	$1,500	$2,236
The accompanying notes are an integral part of these financial statements.

(1)	The Cash and cash equivalents at the beginning of the periods presented include $25,126 from discontinued operations for March 31, 2012.

MRV Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Summary of significant accounting policies

Organization and nature of operations

MRV Communications, Inc. (“MRV”, "we", "our", the “Company”, and "us") and its wholly-owned subsidiaries supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) Network Equipment; and (b) Network Integration. Our Network Equipment segment provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. Network Integration provides network system design, integration and distribution services that include products manufactured by third-party vendors. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

Basis of Presentation

The consolidated financial statements include the accounts of MRV and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.

The consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the SEC.

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

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2013, and the results of its operations and its cash flows and comprehensive income (loss) for the three months ended March 31, 2013 and 2012. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On March 29, 2012, we sold all of the issued and outstanding capital stock of CES Electronic Systems SA (“CES”). On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary Alcadon - MRV AB ("Alcadon"). On October 16, 2012, the Company completed the sale of its subsidiary Pedrena Enterprises B.V., a Dutch company ("Pedrena"). Pedrena is the parent company of Interdata, which is in turn, the parent company of J3TEL. The Company has reclassified the historical results of CES, Alcadon and Pedrena as discontinued operations in this Form 10-Q for all periods presented. Accordingly, the related assets and liabilities of these three entities have been removed from the Company's balance sheets. Cash flows from discontinued operations of these three entities are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for the three months ended March 31, 2012. See Note 13 "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

2.	Cash and Cash Equivalents and Restricted Time Deposits

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

ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 -Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs; Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

During 2013 the Company updated the estimated fair value of 250,000 warrants that may be awarded to plaintiffs in a litigation matter originally recorded as a liability in 2012. In calculating the fair value the Company used Black Scholes with level 2 inputs including a volatility of 55% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 0.7% and the 5 years expected term of the warrants. The resulting fair value was $4.90 per warrant.

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

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2013 (in thousands):

Three months ended
March 31, 2013
Balance at beginning of period	$1,733
Charged to expense	185
Write-offs	—
Foreign currency translation adjustment	(35)
Balance at end of period	$1,883

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$4,996	$4,348
Work-in process	1,147	1,368
Finished goods	14,571	16,728
Total	$20,714	$22,444

6.	Intangible Assets

The balance of intangible assets was $0.4 million as of March 31, 2013 and December 31, 2012. This asset, which represents a software license agreement, was not placed in service as of March 31, 2013, therefore amortization of intangible assets was zero for the three months ended March 31, 2013 and March 31, 2012. The term of the license agreement is indefinite and once placed in service, the Company plans to amortize the cost over the estimated useful life which is approximately five years.

7.	Product Warranty

As of March 31, 2013 and December 31, 2012, MRV's product warranty liability recorded in accrued liabilities was $0.9 million and $1.0 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the three months ended March 31, 2013 (in thousands):

Three months ended
March 31, 2013
Beginning balance	$1,006
Cost of warranty claims	(38)
Accruals for product warranties	(53)
Total	$915

8.	Net Income (Loss) Per Share

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

Outstanding stock options to purchase 0.4 million shares were excluded from the computation of dilutive shares for the three months ended March 31, 2013 because of the net loss. Outstanding stock options to purchase 0.5 million shares were included in the computation of dilutive shares for the three months ended March 31, 2012 because of the net income. In addition, for the three months ended March 31, 2013 there were no potentially dilutive shares, and in 2012, there were 6,689 potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended
	March 31,
	2013	2012
Cost of goods sold	$17	$12
Product development and engineering	10	11
Selling, general and administrative	192	189
Total share-based compensation expense (1)	$219	$212

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company did not grant stock options during the three months ended March 31, 2013 and March 31, 2012. The fair value of 18,702 restricted shares granted during the three months ended March 31, 2013 was $9.55 per share. The fair value of 17,500 restricted shares granted during the three months ended March 31, 2012 was $19.40 per share. As of March 31, 2013, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $0.6 million, which is expected to be amortized over a weighted-average period of 1.0 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options modified during the three months ended March 31, 2012:

Three months ended
March 31,
2012
Risk-free interest rate	0.5%
Dividend yield	—
Volatility	79.7%
Expected life (in years)	3.0

10.	Segment Reporting and Geographic Information

MRV operates its business in two segments: Network Equipment and Network Integration. Network Equipment designs, manufactures, distributes and services optical networking solutions and Internet infrastructure products, and Network Integration provides value-added integration and support services for customers' networks.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2012 Form 10-K. MRV evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three months ended March 31,
	2013	2012
Network Equipment	$20,946	$20,419
Network Integration	17,982	15,515
Before intersegment adjustments	38,928	35,934
Intersegment adjustments	(23)	(2,519)
Total	$38,905	$33,415

Network Equipment revenue primarily consists of optical communication systems that include Metro Ethernet equipment, optical transport equipment, out-of-band network equipment, and the related service revenue and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.

One customer accounted for $11.3 million and $10.8 million of revenue in Network Integration revenue, or 29% and 32% of total revenue, for the three months ended March 31, 2013 and 2012, respectively.

The same customer in Network Integration accounted for 16% and 21% of net accounts receivable as of March 31, 2013, and December 31, 2012, respectively. Another Network Integration customer accounted for 12% and 9% of accounts receivable as of March 31, 2013, and December 31, 2012, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended
	March 31,
	2013	2012
Americas	$13,750	$12,848
Europe	23,421	19,629
Asia Pacific	1,734	938
Total	$38,905	$33,415

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31, 2013	December 31, 2012
Americas	$2,706	$2,099
Europe	1,510	1,590
Asia Pacific	42	46
Total	$4,258	$3,735

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended
	March 31,
	2013	2012
Gross profit
Network Equipment	$10,766	$10,044
Network Integration	2,257	2,492
Before intersegment adjustments	13,023	12,536
Corporate unallocated and intersegment adjustments (1)	4	145
Total	$13,027	$12,681

Depreciation expense
Network Equipment	$300	$229
Network Integration	53	59
Corporate	48	47
Total	$401	$335

Operating income (loss)
Network Equipment	$(1,119)	$(1,430)
Network Integration	691	1,070
Before intersegment adjustments	(428)	(360)
Corporate unallocated operating loss and adjustments (1)	(3,585)	(3,285)
Total	$(4,013)	$(3,645)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Three months ended
	March 31,
	2013	2012
Additions to Fixed Assets
Network Equipment	$922	$164
Network Integration	32	37
Corporate	1	31
Discontinued operations	—	1,203
Total	$955	$1,435

	March 31, 2013	December 31, 2012
Total Assets
Network Equipment	$44,950	$44,445
Network Integration	45,832	47,400
Corporate and intersegment eliminations	32,467	36,720
Total	$123,249	$128,565

11. Indemnification Obligations

In connection with the sale by MRV of Source Photonics, Inc. and related entities in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired. However, indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification obligations related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations. In connection with the sale by MRV of CES in March 2012, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement, and we have purchased an insurance policy to protect us against any claims of indemnification related to the representations and warranties. Our sale purchase agreements for the sale of Pedrena and Alcadon include customary indemnification obligations. In addition, in connection with the sale of Pedrena the Company and the buyer entered into a Representations and Warranties Agreement that contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the sale transaction, and if the Company's cash falls below $20 million prior to December 31, 2013, the Company will deposit 1.5 million euros (or $2.0 million U.S. equivalent as of December 31, 2012) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company expects to maintain cash balances sufficient to avoid making a deposit.

12.	Litigation

In connection with the Company's past stock option grant practices, MRV and certain of its former directors and officers have been subjected to a number of stockholder lawsuits. In June 2008, the Company announced that our Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon due to the Company's intention to restate its financial results from 2002 through 2008 to correct its accounting for option grants and other issues and a restatement of the Company's financial statements was filed in its Annual Report on Form 10-K for the year ended December 31, 2008 in October 2009.

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10.0 million settlement agreement, which was covered by our director and officer insurance policies. The federal and state derivative lawsuits were not settled and continued to be litigated.

As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Stipulation"), which includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) a payment of attorney's fees to plaintiffs' counsel of up to $0.5 million in cash and 250,000 five-year term warrants to purchase the Company's Common Stock at a strike price equal to the closing price of the Company's Common Stock on the day the Court's judgment approving the settlement becomes final (as defined in the Stipulation); and (d) continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. A settlement hearing to determine final approval of the Stipulation in the federal derivative action is set for June 18, 2013. Pursuant to the Stipulation, if the Federal Court finally approves the Stipulation in the federal derivative action, the plaintiff in the state derivative action will apply for an order dismissing the state derivative action with prejudice. Within 120 days following the later of the issuance of an order finally approving the Stipulation by the Federal Court, or the end of the period available for appeal, the Company would be required to take certain corporate governance reform actions, many of which have already been implemented.

To date, a majority of the costs related to the Company's and defendants' defense of these actions had been paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. However, we have paid and accrued $2.8 million in payment for services of defense counsel and other parties through March 31, 2013 above the insured amount. We have agreed to pay reasonable attorney fees and expenses for the individual defendants in the Stipulation, and will continue to incur our own legal expenses until this matter is finally resolved and non-appealable. Any such future obligations are not determinable at this time.

From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions with Alcatel-Lucent SA, International Business Machines, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc., The Lemelson Foundation, Finisar Corporation and Apcon, Inc. in the past.

MRV and its subsidiaries have been named as a defendant in other lawsuits involving matters that the Company considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the business, operating results and financial condition of the Company.

13.	Discontinued Operations

On March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES. Prior to its disposition, CES was part of Network Equipment. The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $8.0 million from discontinued operations, net of income tax expense for the three months ended March 31, 2012 related to CES.

On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary, Alcadon. Prior to its disposition, Alcadon was part of Network Integration. The historical financial results of Alcadon prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net income of $0.8 million from discontinued operations, net of income tax expense for the three months ended March 31, 2012 related to Alcadon.

On October 16, 2012, the Company completed the sale of all of the shares of its subsidiary, Pedrena. Pedrena is the parent company of Interdata, and Interdata in turn is the parent company of J3TEL. Prior to its disposition, Pedrena was part of Network Integration. The historical financial results of Pedrena prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $1.0 million from discontinued operations, net of income tax expense for the three months ended March 31, 2012 related to Pedrena.

In 2012 we entered into distribution agreements with Alcadon and Pedrena whereby the Company continues to sell its products to both disposed entities. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the three months ended March 31, 2012 was $1.1 million and $1.3 million for Alcadon and Pedrena, respectively.

14. Accounts Receivable Factoring

The Company has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. As of March 31, 2013, the Company's credit facility agreements permit the factoring of up to €23.0 million, or $29.5 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in "interest" in the consolidated statement of income in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At March 31, 2013, and December 31, 2012, the face amount of total outstanding accounts receivable pursuant to these agreements was $33.6 million and $29.5 million, respectively. The related losses on sale were $0.1 million for the three months ended March 31, 2013 and March 31, 2012. The related outstanding balances due from the factor were $15.5 million and $13.3 million as of March 31, 2013 and December 31, 2012, respectively.

15. Share Repurchase

On December 3, 2012, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program that expires on December 31, 2013. Under this program the Company purchased 50,150 shares at an average price of $10.22 per share and a total cost of approximately $0.5 million during the three-month period ended March 31, 2013. For the program to date as of March 31, 2013, the Company had purchased 90,455 shares at an average price of $10.51 per share and a total cost of approximately $1.0 million leaving $9.0 million for future purchases.

16. Subsequent Event

In connection with the outstanding derivative lawsuits related to the Company's past stock option practices, on April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement which includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) a payment of attorney's fees to plaintiffs' counsel of up to $0.5 million in cash and 250,000 five-year term warrants to purchase the Company's Common Stock at a strike price equal to the closing price of the Company's Common Stock on the day the Court's judgment approving the settlement becomes final (as defined in the Stipulation); and (d) continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. A settlement hearing to determine final approval of the Stipulation in the federal derivative action is set for June 18, 2013 pursuant to the Stipulation, if the Federal Court finally approves the Stipulation in the federal derivative action, the plaintiff in the state derivative action will apply for an order dismissing the state derivative action with prejudice. Within 120 days following the later of the issuance of an order finally approving the Stipulation by the Federal Court, or the end of the period available for appeal, the Company would be required to take certain corporate governance reform actions, many of which have already been implemented. See Note 12, Litigation.

On April 17, 2013 the Italian tax authorities notified our subsidiary Tecnonet that the results its audit of fiscal years 2006 to 2011 indicated certain advertising and sponsorship expenses may not be deductible. We are preparing a defensive memorandum with supporting documentation for our position to be filed with the Italian tax authorities by June 15, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2012 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as “expects,” “anticipates,” “intends,” “potential,” “estimates,” “believes,” “may,” “should,” “could,” “will,” “would,” and words of similar import.

Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. In addition, the statements in this Form 10-Q may involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business segments may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Other risks and uncertainties relate to delayed lead times in receiving components and delayed delivery times to customers due to short-term capacity constraints, potential changes in relationships with MRV's customers and suppliers and their financial condition, MRV's success in developing, introducing and shipping product enhancements and new products, competition in our market segments, market acceptance of new products and our ability to succeed in entering new markets, continued market acceptance of existing products and continued success in selling the products of other companies, product price discounts and general pricing pressure in certain of our markets, the timing and amount of significant orders from customers, obsolete inventory or product returns, warranty and other claims on products, the continued ability of MRV to protect its intellectual property rights and avoid onerous licensing fees, changes in product mix, maturing product life cycles, implementation of operating cost structures that align with revenue growth, political instability in areas of the world in which MRV operates or sells its products and services, currency fluctuations, changes in accounting rules, general economic conditions, as well as changes in such conditions specific to our market segments, maintenance of our inventory and production backlog, supply constraints directly or indirectly caused by natural disasters, litigation, including but not limited to patent infringement claims and litigation related to MRV's historical stock option granting practices.

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2012 Form 10-K and as set forth in item 1A of Part II of this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

Overview

We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) Network Equipment; and (b) Network Integration. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. Network Integration provides network system design, integration and distribution services that include products manufactured by third-party vendors. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

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

Our business involves reliance on foreign-based offices. Some of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and United Kingdom. For the three months ended March 31, 2013, and 2012, foreign revenue constituted 65.0% and 71.0%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

On March 29, 2012, we sold all of the issued and outstanding capital stock of CES. On October 12, 2012, we completed the sale of all of the shares of our subsidiary Alcadon. On October 16, 2012, we completed the sale of our subsidiary Pedrena. We have reclassified the historical results of CES, Alcadon and Pedrena as discontinued operations in this Form 10-Q for all periods presented. Accordingly, the related assets and liabilities of these three entities have been removed from the Company's balance sheets. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows. See Note 13 "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

At March 31, 2013 we had $37.2 million in cash and cash equivalents, $0.2 million in restricted time deposits, and $0.8 million in short-term debt. In April 2013, $2.7 million which was held in an escrow account related to the sale of CES was released to the Company and converted to cash.

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

Revenue Recognition.    Our major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. We generally recognize product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Network Integration resells third party products. We recognize revenue on these sales on a gross basis, as a principal, because we are the primary obligor in the arrangement, we are exposed to inventory and credit risk, we negotiate the selling prices, and we sell the products as part of a solution in which we provide services. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. We estimate and establish allowances for expected future product returns and credits in accordance with ASC 605. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.

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

We believe our process for internally developed software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs for internally developed software have been capitalized to date.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Taiwan dollar and the Israeli new shekel. For the three months ended March 31, 2013 and 2012, 65% and 71% of revenue, respectively, and 36% and 33% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the three months ended March 31, 2013, these currencies remained relatively consistent against the U.S. dollar compared to the three months ended March 31, 2012, so revenue and expenses in these currencies translated into relatively the same dollars that they would have in the prior period. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment which also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency does not have a material impact on the results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended March 31,
	2013		2012
	$	% (1)	$	% (1)

Revenue (1) (2)	$38,905	100%	$33,415	100%
Network Equipment	20,946	54	20,419	61
Network Integration	17,982	46	15,515	46

Gross profit (3)	13,027	33	12,681	38
Network Equipment	10,766	51	10,044	49
Network Integration	2,257	13	2,492	16

Operating expenses (4)	17,040	44	16,326	49
Network Equipment	11,884	57	11,474	56
Network Integration	1,567	9	1,421	9

Operating income (loss) (3) (4)	(4,013)	(10)	(3,645)	(11)
Network Equipment	(1,119)	(5)	(1,430)	(7)
Network Integration	691	4	1,070	7

___________________________________

(1)
Consolidated Statements of Operations data and segment revenue data express percentages as a percentage of consolidated revenue. Other Statements of Operations data by segment express percentages as a percentage of applicable segment revenue.

(2)	Revenue information by segment includes intersegment revenue reflecting sales of Network Equipment to Network Integration.

(3)	Consolidated gross profit data reflects adjustments for intersegment eliminations.

(4)	Consolidated operating expenses include corporate unallocated operating expenses.

On March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES. Prior to its disposition, CES was part of Network Equipment. The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $8.0 million from discontinued operations, net of income tax expense for the three months ended March 31, 2012 related to CES.

On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary Alcadon. Prior to its disposition, Alcadon was part of Network Integration. The historical financial results of Alcadon prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net income of $0.8 million from discontinued operations, net of income tax expense for the three months ended March 31, 2012 related to Alcadon.

On October 16, 2012, the Company completed the sale of all of the shares of its subsidiary Pedrena, parent of Interdata. Prior to its disposition, Pedrena was part of Network Integration. The historical financial results of Pedrena prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $1.0 million from discontinued operations, net of income tax expense for the three months ended March 31, 2012 related to Pedrena.

The Company has distribution agreements with Alcadon and Pedrena whereby the Company continues to sell its products to Pedrena and Alcadon. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the three months ended March 31, 2012 for Pedrena and Alcadon was $1.1 million and $1.3 million, respectively.

Three months ended March 31, 2013 Compared to the three months ended March 31, 2012

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$20,946	$20,419	$527	3%	3%
Network Integration	17,982	15,515	2,467	16	15
Before intersegment adjustments	38,928	35,934	2,994	8	8
Intersegment adjustments (2)	(23)	(2,519)	2,496	(99)	(99)
Total	$38,905	$33,415	$5,490	16%	16%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue. In 2012, the intersegment adjustment included $2.4 million for Network Equipment sales to Alcadon and Interdata.

Consolidated revenue for the first quarter of 2013 increased $5.5 million, or 16%, compared to the first quarter of 2012, due primarily to a $2.5 million, or 16%, increase in Network Integration revenue, a $2.5 million decrease in intersegment sales, which are eliminated in consolidation, and to a lesser extent a $0.5 million, or 3%, increase in Network Equipment revenue. Our former subsidiaries, Alcadon and Pedrena, were sold in the fourth quarter of 2012. Since they were still our subsidiaries in the first quarter 2012, sales of $2.4 million by Network Equipment to these former subsidiaries is reported as intersegment sales that were included in Network Equipment and then eliminated in determining total sales. In the first quarter of 2013, after the two subsidiaries were sold, we continued to sell product to these former subsidiaries, and those sales are now reported as trade sales with no adjustment required.

Network Equipment.    Revenue generated from Network Equipment increased $0.5 million, or 3%, in the first quarter of 2013 compared to the first quarter of 2012. The increase is primarily due to higher product revenues at our OCS division. Sales for our optical networking products and related components increased compared to prior year that was partially offset by a decline in some of our more mature product categories. Service revenues were flat compared to last year. Geographically, the increase in revenues at OCS was attributable to all of our major regions. The foreign exchange impact to Network Equipment was not material due to Appointech being the only activity subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2013	2012	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$13,750	$12,849	$901	7%
Europe	5,439	4,114	1,325	32
Asia Pacific	1,734	938	796	85
Total external sales	20,923	17,901	3,022	17
Sales to Network Integration:
Europe	23	2,519	(2,496)	(99)
Total intersegment sales	23	2,519	(2,496)	(99)
Total Network Equipment revenue	$20,946	$20,420	$526	3%

Network Integration.    Revenue generated from Network Integration increased $2.5 million, or 16%, in the first quarter of 2013 compared to the first quarter of 2012. The increase is due an increase in both product and service revenues at Tecnonet, and a significant portion of that growth was driven by its major Italian carrier accounts. Tecnonet's backlog position entering into 2013 allowed it to deliver growth for the first quarter in the midst of difficult economic conditions in Italy. Total revenue from this segment would have been $0.1 million, or 3% lower in the first quarter of 2013, compared to the prior first quarter of 2012, had foreign currency exchange rates remained the same as they were in the first quarter of 2012. All revenue in Network Integration was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$10,766	$10,044	$722	7%	7%
Network Integration	2,257	2,492	(235)	(9)	(10)
Before intersegment adjustments	13,023	12,536	487	4	4
Adjustments (2)	4	145	(141)	(97)	(97)
Total	$13,027	$12,681	$346	3%	3%

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

Consolidated gross profit increased $0.3 million, or 3%, in the first quarter of 2013 compared to the prior year first quarter, due to the 16% increase in revenue partially offset by the effect of lower average gross margins. Gross margin as a percentage of revenue in the first quarter of 2013 decreased to 33% from 38% in the prior year first quarter. Consolidated product to service revenue mix in the first quarter of 2013 remained consistent with the first quarter of 2012. As explained below, an increase in Network Equipment gross margin was more than offset by a decrease in Network Integration gross margin. In the first quarter of 2013, the effect of foreign currency exchange rates remained relatively the same as in the first quarter of 2012.

Network Equipment.  The $0.7 million, or 7%, increase in gross profit for Network Equipment was due to a 3% increase in revenue, as well as an increase in average gross margin from 49% to 51% that was primarily due to a $0.4 million decline in write-offs of excess inventory, and a $0.2 million decline in labor costs due to a reduction in work force in the third quarter of 2012 and increased sales of lower margin products, $0.4 million.

Network Integration.  Gross profit for Network Integration decreased $0.2 million, or (9)%. The decrease was driven by a decrease in average gross margin from 16% to 13% due to gross margin declines at Tecnonet, partially offset by higher margin on a 16% increase in revenue. Tecnonet gross margins declined mainly due to a decrease in product gross margins. The decline in product gross margins was primarily due to significant pricing pressure arising from the difficult economic conditions in Italy. Tecnonet primarily serves as a reseller of the third party equipment it installs and services, and as a result, it has been experiencing significant gross margin pressure on its product sales to major telecommunication carriers. The decline in product gross margins was partially offset by an increase in service gross margins mainly due to volume efficiency and favorable shift in revenue mix toward internally supported services. Given the struggles facing the Italian economy, we expect to continue to see pricing pressure on the product revenues.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended March 31:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,884	$11,474	$410	4%	4%
Network Integration	1,567	1,421	146	10%	11%
Total segment operating expenses	13,451	12,895	556	4%	5%
Corporate unallocated operating expenses and adjustments (2)	3,589	3,431	158	5%	5%
Total	$17,040	$16,326	$714	4%	4%

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

Consolidated operating expenses in the first quarter of 2013 were $17.0 million, or 44% of revenue, compared to $16.3 million, or 49% of revenue, in the first quarter of 2012, an increase of $0.7 million, or 4%. The increase is primarily due to Network Equipment ($0.4 million), to a lesser extent Network Integration ($0.1 million) and Corporate unallocated operating expenses ($0.2 million) as discussed below.

Corporate expenses increased slightly by $0.1 million in the first quarter of 2013 compared to the first quarter of 2012. However, in both 2013 and 2012, the Company incurred additional expense of $1.4 million and $0.7 million, respectively, related to specific matters that were unique to each year. In 2013, there was a total of $1.4 million of these expenses, including $0.4 million in legal fees and proposed settlement costs associated with the derivative litigation,and $0.7 million in legal and support costs relating to a former employee matter, legal and proposed settlement costs for the derivative litigation ($0.4 million), and management and financial consulting fees to incurred to provide interim support during the transition of the corporate office ($0.2 million) that were partially offset by lower audit fees due to improved financial processes ($0.3 million), reduced directors fees due to reduced board membership ($0.2 million), and reduced labor costs $(0.1 million) due to lower headcount. While the additional first quarter 2013 costs are not expected to be incurred at the same levels in the future, the Company does anticipate to continue benefiting from the cost savings measures in the future. In addition, upon the successful settlement of the derivative litigation, the current proposed settlement calls for an additional $1.0 million in insurance proceeds to be paid to the Company, which has not be reflected in the first quarter 2013 financial statements and will not be recognized until the settlement is final and non-appealable. See Note 12, Litigation. In the first quarter of 2012, there were additional costs at our Corporate office of $0.7 million that related to severance costs for our former Chief Financial Officer and Vice President, Finance.

Network Equipment.    Operating expenses in Network Equipment for the first quarter of 2013 were $11.9 million, or 57% of revenue, compared to $11.5 million, or 56% of revenue in the first quarter of 2012. The $0.4 million, or 4%, increase was planned for and was primarily due to a $0.7 million increase in salaries for newly hired engineers, and a $0.3 million increase in outside engineering support cost in our production development group as these engineers were hired in an attempt to decrease the time to market certain new products. Partially offsetting these planned increases was $0.2 million in lower consulting fees and $0.4 million in sales and administrative salaries due the reduction in workforce and to vacant sales and administrative positions that we intend to fill.

Network Integration.    Operating expenses in Network Integration for the first quarter of 2013 were $1.6 million, or 9% of revenue, compared to $1.4 million, or 9% of revenue, in the first quarter of 2012. The $0.1 million increase is mainly due to labor and support costs in the first quarter of 2013.

Corporate. Corporate expenses increased slightly by $0.1 million in the first quarter of 2013 compared to the first quarter of 2012. However, in both 2013 and 2012, the Company incurred additional expense of $1.4 million and $0.7 million, respectively, related to specific matters that were unique to each year. In 2013, there was a total of $1.4 million of these expenses, including $0.4 million in legal fees and proposed settlement costs associated with the derivative litigation, $0.7 million in legal fees and support costs for an investigation of purported accounting irregularities claimed by a former employee (the investigation of these claims has concluded and all claims were found to be without merit) , legal and proposed settlement costs for the derivative litigation ($0.4 million), and management and financial consulting fees to incurred to provide interim support during the transition of the corporate office ($0.2 million) that were partially offset by lower audit fees due to improved financial processes ($0.3 million), reduced directors fees due to reduced board membership ($0.2 million), and reduced labor costs $(0.1 million) due to lower headcount. While the additional first quarter 2013 costs are not expected to be incurred at the same levels in the future, the Company does anticipate to continue benefiting from the cost savings measures in the future. In addition, upon the successful settlement of the derivative litigation, the current proposed settlement calls for an additional $1.0 million in insurance proceeds to be paid to the Company, which has not be reflected in the first quarter 2013 financial statements and will not be recognized until the settlement is final and non-appealable. See Note 12, Litigation. In 2012 there were additional costs at our Corporate office of $0.7 million that related to severance costs for our former Chief Financial Officer and Vice President of Finance.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2013	2012	$ Change	% Change	% Change constant currency(1)
Network Equipment	($1,119)	($1,430)	$311	(22)%	(22)%
Network Integration	691	1,070	(379)	(35)	(36)
Total segment operating income (loss)	(428)	(360)	(68)	19	21
Corporate unallocated and adjustments (2)	(3,585)	(3,285)	(300)	(9)	9
Total	($4,013)	($3,645)	($368)	10%	10%

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

The $0.3 million, or 3%, increase in gross profit and the $0.7 million, or 4%, increase in operating expenses primarily led to a $0.4 million increase in operating loss. The resulting increase in operating margins changed from (11)% in the first quarter of 2012 to (10)% in the first quarter of 2013. If the additional $1.4 million of Corporate expenses discussed above were excluded, our consolidated operating loss for the first quarter of 2013 would have been $2.6 million.

Network Equipment.   Network Equipment reported an operating loss of $1.1 million and $1.4 million in the first quarter of 2013 and 2012, respectively. The reduced loss was due to a $0.7 million increase in gross profit partially offset by a $0.4 million planned increase in operating expenses. Operating margin was (5)% in 2013 and (7)% in 2012.

Network Integration.   Network Integration reported operating income of $0.7 million for the first quarter of 2013, compared to $1.1 million in the first quarter of 2012. The $0.4 million decrease was due to the $0.2 million decrease in gross profit and offset by a $0.1 million increase in operating expenses. Network Integration operating margin was 4% in the first quarter of 2013 compared to 7% in the first quarter of 2012.
Interest Expense and Other Income, Net

Interest expense was $0.1 million in the first quarter of 2013 compared to $0.2 million in the first quarter of 2012. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and the litigation settlement.

Provision for Income Taxes

The tax provision for the first quarters of 2013 and 2012 was $0.3 million compared to a $1.5 million benefit, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $4.1 million in the first quarter of 2013 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

Tax Loss Carryforwards

As of December 31, 2012, we had net operating losses ("NOLs") of $173.7 million, $112.0 million, and $90.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company had capital loss carryforwards of $110.3 million and $47.1 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2013, the U.S. federal and state NOLs continued to carry a full valuation allowance.

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company's cash and restricted time deposits and escrow accounts decreased from $40.8 million to $37.5 million, a decrease of $3.4 million. Our cash outflows included a net loss adjusted for non-cash expenses of $3.6 million including depreciation and amortization, share-based compensation, and deferred taxes. Our cash outflows from operations also included a net increase in factored accounts receivable. These operating outflows were offset with cash inflows from working capital of $6.1 million, including an accounts receivable decrease of $2.7 million, a $1.4 million decrease in inventory and a $3.1 million increase in accounts payable. These net cash inflows from operations were offset by cash used in investing and financing activities. We made $1.0 million in purchases of property and equipment and purchased 50,150 shares of the Company's Common Stock for $0.5 million. (See Note 15, Share Repurchase). In addition, net payments on short-term debt of $5.4 million partially offset additional borrowings of $1.0 million.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when our cash on hand exceeds our foreseeable cash needs. We also review the capital needs of our business units and make decisions regarding investing in our businesses. We continue to execute on a plan to complete upgrades to our systems and equipment needed to support our growth objectives in the carrier Ethernet and optical transport markets among others. As of March 31, 2013 we had used approximately $1.0 million of $4.6 million in cash earmarked for these initiatives. In addition, we have $4.2 million in other receivables that are expected to be collected in the second quarter of 2013 representing $2.7 million in escrow related to the sale of CES and $1.5 million in insurance proceeds related to the derivative litigation. There is an additional $1.0 million in contingent insurance proceeds is not reflected on the Company's balance sheets until such time as the settlement is final and non-appealable (see Note 12, Litigation) . We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	March 31, 2013	December 31, 2012
Cash
Cash and cash equivalents	$37,245	$40,609
Restricted time deposits	242	240
	37,487	40,849
Short-term debt	848	5,267
Cash in excess of debt	$36,639	$35,582
Ratio of cash to debt (1)	44.2	7.8

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings. These borrowings were substantially reduced during the quarter ending March 31, 2013 as the Company becomes more strategic in its financing arrangements and supplier selection.

The following table summarizes our short-term debt (dollars in thousands):

	March 31, 2013	December 31, 2012	Increase (decrease)
Lines of credit secured by accounts receivable	$848	$5,267	($4,419)
Total short-term debt	$848	$5,267	($4,419)

The decrease in short-term debt at March 31, 2013 includes net payments of $5.4 million, a reduction of 83% in local currency, partially offset by additional borrowings of $1.0 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands). While overall working capital decreased $5.4 million, it was primarily due to improvements in accounts receivable collections and a reduction in inventory reserves and to strategic decisions made to reduce the Company's reliance on short-term debt at Tecnonet while continuing to service its customers with innovative products at payments terms favorable to the Company.

	March 31, 2013	December 31, 2012
Current assets	$114,178	$119,591
Current liabilities	50,462	50,480
Working capital	$63,716	$69,111
Current ratio (1)	2.3	2.4

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the quarter ended March 31, 2013, there were no material changes in our contractual obligations.

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

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of March 31, 2013, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of March 31, 2013, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 36.0% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the three months ended March 31, 2013 compared to the same period for 2012, so revenues and expenses in these countries translated into more dollars than they would have in the first quarter of 2012. For the three months ended March 31, 2013, we had approximately:

•	$17.3 million in cost of goods and operating expenses recorded in euros;

•	$0.3 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the three months ended March 31, 2012, our costs would have increased to approximately:

•	$19.0 million cost of goods and operating expenses recorded in euros;

•	$0.3 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	March 31, 2013	December 31, 2012
U.S. dollars	$35,528	$37,620
Euros	402	1,008
Taiwan dollars	14	51
Israeli new shekels	935	1,631
Other	366	299
Total cash and cash equivalents	$37,245	$40,609

Macro-economic uncertainties.  We believe that the downturn in global markets has affected our revenues and operating results, particularly in the Italian and other European markets and has impacted the telecommunications market in the United States, and that conditions may worsen.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins.  Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.  Accordingly, we are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenue and operating results.

Valuation and qualifying accounts.

Accounts Receivable Reserve	Three months ended
March 31, 2013
Balance at beginning of period	$1,733
Charged to expense	185
Write-offs	—
Foreign currency translation adjustment	(35)
Balance at end of period	$1,883

Product Warranty Reserve	Three months ended
March 31, 2013
Beginning balance	$1,006
Cost of warranty claims	(38)
Accruals for product warranties	(53)
Foreign currency translation adjustment	—
Total	$915

Item 4.	Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company's disclosure controls and procedures were effective.

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

In connection with the Company's past stock option grant practices, MRV and certain of its former directors and officers have been subjected to a number of stockholder lawsuits. In June 2008, the Company announced that our Board of Directors, based on information provided by management, and in consultation with management, concluded that the financial statements and the related reports of our independent public accountants should not be relied upon due to the Company's intention to restate its financial results from 2002 through 2008 to correct its accounting for option grants and other issues and a restatement of the Company's financial statements was filed in its Annual Report on Form 10-K for the year ended December 31, 2008 in October 2009.

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10 million settlement agreement, which was covered by our director and officer insurance policies. The federal and state derivative lawsuits were not settled and continued to be litigated.

As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement, which includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) a payment of attorney's fees to plaintiffs' counsel of up to $500,000 in cash and 250,000 five-year term warrants to purchase the Company's Common Stock at a strike price equal to the closing price of the Company's Common Stock on the day the Court's judgment approving the settlement becomes final (as defined in the Stipulation); and (d) continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. A settlement hearing to determine final approval of the Stipulation in the federal derivative action is set for June 18, 2013. Pursuant to the Stipulation, if the Federal Court finally approves the Stipulation in the federal derivative action, the plaintiff in the state derivative action will apply for an order dismissing the state derivative action with prejudice. Within 120 days following the later of the issuance of an order finally approving the Stipulation by the Federal Court, or the end of the period available for appeal, the Company would be required to take certain corporate governance reform actions, many of which have already been implemented.

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

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2012 Form 10-K. There have been no material changes in the Risk Factors as previously disclosed in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchase of our Common Stock during the quarter ending March 31, 2013 pursuant to the repurchase program of up to $10 million of the Company's Common Stock approved by our Board of Directors in December 2012. This repurchase program expires December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Amount Remaining for Purchase Under the Repurchase Program
January 1, 2013 to January 31, 2013	27,550	$9.92	$9,288,186
February 1, 2013 to February 28, 2013	16,850	$10.44	$9,112,272
March 1, 2013 to March 31, 2013	5,750	$10.99	$9,049,080

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

(a)    Exhibits

No.	Description

10.1	Form of Notice of Grant for Restricted Stock Award for executives under the 2007 Omnibus Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 of form 8-K filed on April 5, 2013)

10.2
Form of Notice of Grant of Non-Qualified Stock Option Award for executives under the 2007 Omnibus Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 of Form 8-K filed on April 5, 2013)

10.3	Stipulation of Settlement (incorporated by reference from Exhibit 99.1 of Form 8-K filed on April 11, 2013

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2013.

MRV COMMUNICATIONS, INC.

/s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer
Principal Executive Officer

/s/ Stephen A. Garcia
Stephen A. Garcia
Chief Financial Officer
Principal Financial Officer