Form 10-Q
period 2013-06-30
MRV COMMUNICATIONS INC
filed 2013-08-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of  August 6, 2013, 7,500,954 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three months ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product revenue	$26,432	$26,598	$54,504	$50,040
Service revenue	11,743	11,028	22,576	21,001
Total revenue	38,175	37,626	77,080	71,041
Cost of sales	24,803	24,314	50,681	45,048
Gross profit	13,372	13,312	26,399	25,993
Operating expenses:
Product development and engineering	4,454	3,389	9,102	7,088
Selling, general and administrative	9,453	11,167	21,845	23,794
Total operating expenses	13,907	14,556	30,947	30,882
Operating loss	(535)	(1,244)	(4,548)	(4,889)
Interest expense	(241)	(191)	(373)	(399)
Gain from settlement of deferred consideration obligation	—	2,314	—	2,314
Other (loss) income, net	(102)	(82)	(85)	80
Income (loss) from continuing operations before income taxes	(878)	797	(5,006)	(2,894)
Provision (benefit) for income taxes	115	296	421	(1,221)
Income (loss) from continuing operations	(993)	501	(5,427)	(1,673)
Income (loss) from discontinued operations, net of income taxes of $0 in 2013 and $2,542 in 2012	—	(2,615)	—	3,171
Net income (loss)	$(993)	$(2,114)	$(5,427)	$1,498

Net income (loss) per share — basic (1):
From continuing operations	$(0.13)	$0.06	$(0.72)	$(0.21)
From discontinued operations	$—	$(0.33)	$—	$0.40
Net income (loss) per share — basic	$(0.13)	$(0.27)	$(0.72)	$0.19
Net Income (loss) per share — diluted (1):
From continuing operations	$(0.13)	$0.06	$(0.72)	$(0.21)
From discontinued operations	$—	$(0.33)	$—	$0.40
Net income (loss) per share — diluted	$(0.13)	$(0.27)	$(0.72)	$0.19
Weighted average number of shares:
Basic	7,585	7,887	7,570	7,887
Diluted	7,585	7,887	7,570	7,899
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	($993)	($2,114)	($5,427)	$1,498
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	440	(2,843)	(395)	(617)
Foreign currency translation effect realized upon divestiture of subsidiary	—	—	—	(12,599)
Total other comprehensive income (loss), net of tax	440	(2,843)	(395)	(13,216)
Total comprehensive (loss) income	($553)	($4,957)	($5,822)	($11,718)

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$35,948	$40,609
Restricted time deposits	243	240
Accounts receivable, net	33,297	32,237
Other receivables	14,616	18,287
Inventories	19,760	22,444
Deferred income taxes	1,395	1,145
Other current assets	5,260	4,629
Total current assets	110,519	119,591
Property and equipment, net	5,038	3,735
Deferred income taxes, net of current portion	3,940	3,711
Intangibles, net	400	400
Other assets	690	1,128
Total assets	$120,587	$128,565

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$2,809	$5,267
Deferred consideration payable	233	233
Accounts payable	18,343	20,478
Accrued liabilities	18,105	16,652
Deferred revenue	8,632	7,290
Other current liabilities	940	560
Total current liabilities	49,062	50,480
Other long-term liabilities	5,495	5,184
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,128 shares in 2013 and 8,061 shares in 2012
Outstanding — 7,520 shares in 2013 and 7,594 in 2012	271	270
Additional paid-in capital	1,281,475	1,281,170
Accumulated deficit	(1,206,941)	(1,201,515)
Treasury stock — 608 shares in 2013 and 467 shares in 2012	(7,884)	(6,528)
Accumulated other comprehensive income	(891)	(496)
Total stockholders' equity	66,030	72,901
Total liabilities and stockholders' equity	$120,587	$128,565

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	($5,427)	$1,498
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	784	1,131
Share-based compensation expense	302	492
Provision for doubtful accounts	250	14
Deferred income taxes	(164)	(269)
Gain from settlement of deferred consideration obligation	—	(2,314)
Loss on disposition of property and equipment	17	17
Gain on sale of subsidiary	—	(7,936)
Impairment of goodwill and other intangibles	—	3,711
Changes in operating assets and liabilities:
Accounts receivable	(1,593)	10,786
Inventories	2,512	(3,087)
Other assets	3,281	(556)
Accounts payable	(1,818)	(5,933)
Accrued liabilities	1,928	(438)
Income tax payable	(12)	(1,914)
Deferred revenue	973	1,814
Other current liabilities	172	(163)
Net cash provided by (used in) operating activities	1,205	(3,147)
Cash flows from investing activities:
Purchases of property and equipment	(2,116)	(1,858)
Proceeds from sale of property and equipment	—	96
Purchases of intangibles	—	(400)
Proceeds from sale of subsidiaries, net of cash acquired	—	16,791
Release of restricted time deposits	(4)	(1,036)
Net cash (used in) provided by investing activities	(2,120)	13,593
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	1
Purchase of treasury shares	(1,356)	—
Borrowings on short-term debt	3,102	10,759
Payments on short-term debt	(5,535)	(13,391)
Borrowing on long-term obligations	—	427
Dividend payment	—	(47,325)
Payments on long-term obligations	—	(200)
Net cash used in financing activities	(3,789)	(49,729)
Effect of exchange rate changes on cash and cash equivalents	43	(1,061)
Net decrease in cash and cash equivalents	(4,661)	(40,344)
Cash and cash equivalents, beginning of year (1)	40,609	83,716
Cash and cash equivalents, end of period	$35,948	$43,372
Supplement disclosure on following page.

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$169	$311
Cash paid during year for interest — discontinued operations	—	10
Cash paid during year for interest — Total	$169	$321
Cash paid during year for income taxes — continuing operations	$—	$(5)
Cash paid during year for income taxes — discontinued operations	—	3,127
Cash paid during year for income taxes — Total	$—	$3,122

(1)	The Cash and cash equivalents at the beginning of the periods presented include $25,126 from discontinued operations for June 30, 2012.

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

Basis of Presentation

The consolidated financial statements include the accounts of MRV and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control, or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.

The consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the SEC.

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

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2013, and the results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On March 29, 2012, we sold all of the issued and outstanding capital stock of CES Electronic Systems SA (“CES”). On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary Alcadon - MRV AB ("Alcadon"). On October 16, 2012, the Company completed the sale of its subsidiary Pedrena Enterprises B.V., a Dutch company ("Pedrena"). Pedrena is the parent company of Interdata, which is in turn, the parent company of J3TEL. The Company has reclassified the historical results of CES, Alcadon and Pedrena as discontinued operations in this Form 10-Q for all periods presented. Accordingly, the related assets and liabilities of these three entities have been removed from the Company's balance sheets. Cash flows from discontinued operations of these three entities are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for the six months ended June 30, 2012. See Note 13 "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

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

During 2013 the Company updated the estimated fair value of 250,000 warrants that will be issued to plaintiffs' counsel in a litigation matter originally recorded as a liability in 2012. In calculating the fair value, the Company used Black Scholes with level 2 inputs including a volatility of 45% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.4% and the 5 years expected term of the warrants. The resulting fair value was $3.58 per warrant.

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. MRV evaluates the collectability of accounts receivable based on a combination of factors. If the Company becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2013 (in thousands):

Six months ended
June 30, 2013
Balance at beginning of period	$1,733
Charged to expense	250
Write-offs	(3)
Foreign currency translation adjustment	(21)
Balance at end of period	$1,959

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$5,740	$4,348
Work-in process	1,051	1,368
Finished goods	12,969	16,728
Total	$19,760	$22,444

6.	Intangible Assets

The balance of intangible assets was $0.4 million as of June 30, 2013 and December 31, 2012. This asset, which represents a software license agreement, was not placed in service as of June 30, 2013, therefore amortization of intangible assets was zero for the six months ended June 30, 2013 and June 30, 2012. The term of the license agreement is indefinite and once placed in service, the Company plans to amortize the cost over the estimated useful life, which is approximately seven years.

7.	Product Warranty

As of June 30, 2013 and December 31, 2012, MRV's product warranty liability recorded in accrued liabilities was $0.9 million and $1.0 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the six months ended June 30, 2013 (in thousands):

Six months ended
June 30, 2013
Beginning balance	$1,006
Cost of warranty claims	(168)
Accruals for product warranties	37
Total	$875

8.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock ("Common Stock") outstanding, including restricted shares which, although they are legally outstanding and have voting rights, are subject to vesting and are treated as common stock equivalents in calculating basic income (loss) per share. Diluted net income per share is computed using the weighted average number of shares of Common Stock outstanding and dilutive potential shares of Common Stock from stock options outstanding during the period. Diluted shares outstanding also include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.

Outstanding stock options to purchase 0.4 million shares were excluded from the computation of dilutive shares for the three months ended June 30, 2013 because of the net loss. Outstanding stock options to purchase 0.5 million shares were excluded in the computation of dilutive shares for the three months ended June 30, 2012 because of the net loss. In addition, for the three months ended June 30, 2013 there were no potentially dilutive shares, and in 2012, there were 6,357 potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

Outstanding stock options to purchase 0.4 million shares were excluded from the computation of dilutive shares for the six months ended June 30, 2013 because of the net loss. Outstanding stock options to purchase 0.5 million shares were included in the computation of dilutive shares for the six months ended June 30, 2012 because of the net income. In addition, for the six months ended June 30, 2013 there were no potentially dilutive shares, and in 2012, there were 6,407 potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of goods sold	$26	$8	$43	$20
Product development and engineering	15	10	25	21
Selling, general and administrative	42	214	234	403
Total share-based compensation expense (1)	$83	$232	$302	$444

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company granted 80,242 stock options during the six months ended June 30, 2013 and the related fair value was $4.89 per share. The fair value of 90,387 restricted shares granted during the six months ended June 30, 2013 was $9.99 per share. The Company granted 17,736 stock options during the six months ended June 30, 2012 and the related fair value was $9.60 per share. The fair value of 39,325 restricted shares granted during the six months ended June 30, 2012 was $16.20 per share. As of June 30, 2013, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $1.0 million, which is expected to be amortized over a weighted-average period of 1.8 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. In 2012 MRV assumed volatility to approximate historical volatility. In 2013, MRV based volatility on the Company's historical quoted prices and peer company data,as this was determined to be a preferable method. The following weighted average assumptions were used for estimating the fair value of options modified during the six months ended June 30, 2013 and 2012, respectively:

Six months ended June 30,	2013	2012
Risk-free interest rate	1.2%	0.8%
Dividend yield	—	—
Volatility	51.9%	89.0%
Expected life (in years)	5.7	5.5

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

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Network Equipment	$21,100	$21,519	$42,046	$41,938
Network Integration	17,135	19,560	35,117	35,075
Before intersegment adjustments	38,235	41,079	77,163	77,013
Intersegment adjustments	(60)	(3,453)	(83)	(5,972)
Total	$38,175	$37,626	$77,080	$71,041

Network Equipment revenue primarily consists of optical communication systems that include Metro Ethernet equipment, optical transport equipment, lab automation equipment, out-of-band network equipment, and the related service revenue and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions.

One customer accounted for $22.2 million and $20.2 million of revenue in Network Integration revenue, or 29% and 28% of total revenue, for the six months ended June 30, 2013 and 2012, respectively.

The same customer in Network Integration accounted for 20% and 21% of net accounts receivable as of June 30, 2013, and December 31, 2012, respectively. Another Network Integration customer accounted for 12% and 9% of accounts receivable as of June 30, 2013, and December 31, 2012, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Americas	$14,531	$13,035	$28,281	$25,883
Europe	21,869	23,277	45,290	42,906
Asia Pacific	1,775	1,314	3,509	2,252
Total	$38,175	$37,626	$77,080	$71,041

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2013	December 31, 2012
Americas	$3,474	$2,099
Europe	1,524	1,590
Asia Pacific	40	46
Total	$5,038	$3,735

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross profit
Network Equipment	$11,183	$9,993	$21,949	$20,037
Network Integration	2,187	3,169	4,444	5,661
Total before intersegment adjustments	13,370	13,162	26,393	25,698
Corporate unallocated and intersegment adjustments (1)	2	150	6	295
Total	$13,372	$13,312	$26,399	$25,993

Depreciation expense
Network Equipment	$283	$230	$583	$459
Network Integration	52	57	105	116
Corporate	48	47	96	95
Total	$383	$334	$784	$670

Operating income (loss)
Network Equipment	$(296)	$(337)	$(1,415)	$(1,767)
Network Integration	675	1,605	1,366	2,675
Total before intersegment adjustments	379	1,268	(49)	908
Corporate unallocated operating loss and adjustments (1)	(914)	(2,512)	(4,499)	(5,797)
Total	$(535)	$(1,244)	$(4,548)	$(4,889)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Six months ended
	June 30,
	2013	2012
Additions to Fixed Assets
Network Equipment	$2,064	$440
Network Integration	46	52
Corporate	6	76
Discontinued operations	—	1,290
Total	$2,116	$1,858

	June 30, 2013	December 31, 2012
Total Assets
Network Equipment	$45,249	$44,445
Network Integration	45,071	47,400
Corporate and intersegment eliminations	30,267	36,720
Total	$120,587	$128,565

11. Indemnification Obligations

In connection with the sale by MRV of Source Photonics, Inc. and related entities in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired. However, indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification obligations related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has expired plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations. In connection with the sale by MRV of CES in March 2012, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement, and we have purchased an insurance policy to protect us against any claims of indemnification related to the representations and warranties. Our sale purchase agreements for the sale of Pedrena and Alcadon include customary indemnification obligations. In addition, in connection with the sale of Pedrena the Company and the buyer entered into a Representations and Warranties Agreement that contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the sale transaction, and if the Company's cash falls below $20 million prior to December 31, 2013, the Company will deposit 1.5 million euros (or $2.0 million U.S. equivalent as of December 31, 2012) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company has elected not to obtain the insurance policy.

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

As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) a payment of attorney's fees to plaintiffs' counsel of up to $0.5 million in cash and 250,000 five-year term warrants to purchase the Company's Common Stock at a strike price equal to the closing price of the Company's Common Stock on the day the Court's judgment approving the settlement becomes final (as defined in the Settlement Stipulation); and (d) continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013 the Federal Court granted final approval of the Settlement and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company is now required to undertake certain corporate governance reform actions within 120 days, many of which have already been implemented.

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV has paid and accrued $1.8 million in payment for services of defense counsel and other parties through June 30, 2013 above the insured amount. We have agreed to pay reasonable attorney fees and expenses for the individual defendants in the Stipulation, and will continue to incur our own legal expenses until this matter is finally resolved and non-appealable. Any such future obligations are not determinable at this time.

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

On March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES. Prior to its disposition, CES was part of Network Equipment. The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $6.0 million from discontinued operations, net of income tax expense for the six months ended June 30, 2012 related to CES.

On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary, Alcadon. Prior to its disposition, Alcadon was part of Network Integration. The historical financial results of Alcadon prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $2.1 million from discontinued operations, net of income tax expense for the six months ended June 30, 2012 related to Alcadon.

On October 16, 2012, the Company completed the sale of all of the shares of its subsidiary, Pedrena. Pedrena is the parent company of Interdata, and Interdata in turn is the parent company of J3TEL. Prior to its disposition, Pedrena was part of Network Integration. The historical financial results of Pedrena prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $0.7 million from discontinued operations, net of income tax expense for the six months ended June 30, 2012 related to Pedrena.

In 2012 we entered into distribution agreements with Alcadon and Pedrena whereby the Company continues to sell its products to both disposed entities. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the three months ended June 30, 2012 was $1.6 million and $1.7 million for Alcadon and Pedrena, respectively. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the six months ended June 30, 2012 was $2.7 million and $3.0 million million for Alcadon and Pedrena, respectively.

14. Accounts Receivable Factoring

The Company has agreements with unrelated third parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. As of June 30, 2013, the Company's credit facility agreements permit the factoring of up to €23.0 million, or $29.5 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in "interest" in the consolidated statement of income in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At June 30, 2013, and December 31, 2012, the face amount of total outstanding accounts receivable pursuant to these agreements was $26.3 million and $29.5 million, respectively. The related outstanding balances due from the factor were $14.4 million and $13.3 million as of June 30, 2013 and December 31, 2012, respectively. The related losses on sale were $0.1 million and $0.1 million for the three months ended June 30, 2013 and June 30, 2012, and $0.1 million and $0.1 million for the six months ended June 30, 2013 and June 30, 2012.

15. Share Repurchase

On December 3, 2012, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program that expires on December 31, 2013. Under this program the Company purchased 141,412 shares at an average price of $9.59 per share and a total cost of approximately $1.4 million during the six months ended June 30, 2013. For the program to date as of June 30, 2013, the Company has purchased 181,717 shares at an average price of $9.93 per share and a total cost of approximately $1.8 million leaving $8.2 million for future purchases.

16. Dividend

On May 1, 2012, the Company's Board of Directors declared a dividend and payment to option holders totaling approximately $47.3 million, or $0.30 per share of the Company's Issued Common Stock. The dividend was paid on May 25, 2012 to holders of record as of the close of business on May 16, 2012. The Board also approved a staggered cash payment to option holders equal to the loss in the Black-Scholes fair value of their options as a result of the dividend. Restricted stockholders received per share payments in the same amount as the Company's stock holders promptly following payment of the dividend. Option holders who provided service to the Company at the time of the payment of the dividend received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and received 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control, or a sale of the business unit in which the option holder is employed. Option holders with unvested options received the cash payment 12 months following as well, subject to the same conditions described above.

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

Overview

We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: Network Equipment and Network Integration. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. Network Integration provides network system design, integration and distribution services that include products manufactured by third party vendors. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

We believe that the softness in the global markets has affected our revenues and operating results, particularly in the Italian market.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins.  Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.

Our business involves reliance on foreign-based offices. Some of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and United Kingdom. For the six months ended June 30, 2013, and 2012, foreign revenue constituted 64.0% and 71.0%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

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

At June 30, 2013 we had $35.9 million in cash and cash equivalents, $0.2 million in restricted time deposits, and $2.8 million in short-term debt. In April 2013, $2.7 million, which was held in an escrow account related to the sale of CES, was released to the Company and converted to cash.

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

Internal Use Software Development. In accordance with ASC 350-40 Intangibles - Goodwill and Other, Internal-Use Software, any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized. During the six months ended June 30, 2013, we have been implementing a new enterprise-wide software for which we are capitalizing the development costs.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Taiwan dollar and the Israeli new shekel. For the six months ended June 30, 2013 and 2012, 64% and 71% of revenue, respectively, and 39% and 36% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the six months ended June 30, 2013, these currencies remained relatively consistent against the U.S. dollar compared to the six months ended June 30, 2012, so revenue and expenses in these currencies translated into relatively the same dollars that they would have in the prior period. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency does not have a material impact on the results for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$38,175	100%	$37,626	100%	$77,080	100%	$71,041	100%
Network Equipment	21,100	55	21,519	57	42,046	55	41,938	59
Network Integration	17,135	45	19,560	52	35,117	46	35,075	49

Gross profit (3)	13,372	35	13,312	35	26,399	34	25,993	37
Network Equipment	11,183	53	9,993	46	21,949	52	20,037	48
Network Integration	2,187	13	3,169	16	4,444	13	5,661	16

Operating expenses (4)	13,907	36	14,556	39	30,947	40	30,882	43
Network Equipment	11,480	54	10,330	48	23,364	56	21,804	52
Network Integration	1,511	9	1,565	8	3,078	9	2,986	9

Operating loss (3) (4)	(535)	(1)	(1,244)	(3)	(4,548)	(6)	(4,889)	(7)
Network Equipment	(296)	(1)	(337)	(2)	(1,415)	(3)	(1,767)	(4)
Network Integration	675	4	1,605	8	1,366	4	2,675	8

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

On March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES. Prior to its disposition, CES was part of Network Equipment. The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $6.0 million from discontinued operations, net of income tax expense for the six months ended June 30, 2012, and nothing for the three months ended June 30, 2012 related to CES.

On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary Alcadon. Prior to its disposition, Alcadon was part of Network Integration. The historical financial results of Alcadon prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $2.9 million and $2.1 million from discontinued operations, net of income tax expense for the three and six months ended June 30, 2012 related to Alcadon.

On October 16, 2012, the Company completed the sale of all of the shares of its subsidiary Pedrena, parent of Interdata. Prior to its disposition, Pedrena was part of Network Integration. The historical financial results of Pedrena prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $0.3 million and a net loss of $0.7 million from discontinued operations, net of income tax expense for the three and six months ended June 30, 2012, respectively related to Pedrena.

The Company has distribution agreements with Alcadon and Pedrena whereby the Company continues to sell its products to Pedrena and Alcadon. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the three months ended June 30, 2012 for Pedrena and Alcadon was $1.6 million and $1.7 million, respectively. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the six months ended June 30, 2012 for Pedrena and Alcadon was $2.7 million and $3.0 million, respectively.

Three months ended June 30, 2013 Compared to the three months ended June 30, 2012

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$21,100	$21,519	$(419)	(2)%	(2)%
Network Integration	17,135	19,560	(2,425)	(12)	(14)
Before intersegment adjustments	38,235	41,079	(2,844)	(7)	(8)
Intersegment adjustments (2)	(60)	(3,453)	3,393	(98)	(98)
Total	$38,175	$37,626	$549	1%	1%

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

Consolidated revenue for the second quarter of 2013 increased $0.5 million, or 1%, compared to the second quarter of 2012, due primarily to a $2.4 million, or (12)%, decrease in Network Integration revenue, a $3.4 million decrease in intersegment sales, which are eliminated in consolidation, and to a lesser extent a $0.4 million, or (2)%, decrease in Network Equipment revenue. Our former subsidiaries, Alcadon and Pedrena, were sold in the fourth quarter of 2012. Since Alcadon and Pedrena were still our subsidiaries in the second quarter of 2012, revenue of $3.3 million from these former subsidiaries was reported as intersegment sales that was included in Network Equipment and eliminated in determining consolidated revenue. In the fourth quarter of 2012, after the two subsidiaries were sold, we continued to sell product to these former subsidiaries, and those sales are now reported as trade sales with no adjustment required.

Network Equipment.    Revenue generated from Network Equipment decreased $0.4 million, or (2)%, in the second quarter of 2013 compared to the second quarter of 2012. The decrease is primarily due to lower service revenues and lower product revenue in Europe at our OCS division. Revenue for our optical and carrier Ethernet networking products and related components decreased compared to prior year that was partially offset by an increase in some of our more mature product categories. Service revenues were down 10% compared to last year primarily due to the final roll off of older deferred service contracts that were using a grandfathered revenue recognition methodology. Geographically, after giving effect to the change in European intersegment sales, the decrease in revenues at Network Equipment was attributable to a $2.4 million decrease in Europe that was partially offset by strong performance in our other major regions. The cause of the poor performance in Europe is a combination of economic conditions and under performance by our European team. Within our Americas and Asia Pacific markets we have seen strength in the mobile backhaul, data center, content provider and business Ethernet sectors. The foreign exchange impact to Network Equipment was not material due to Appointech being the only activity subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2013	2012	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$14,530	$13,034	$1,496	11%
Europe	4,734	3,717	1,017	27
Asia Pacific	1,776	1,314	462	35
Total external sales	21,040	18,065	2,975	16
Sales to Network Integration:
Europe	60	3,454	(3,394)	(98)
Total intersegment sales	60	3,454	(3,394)	(98)
Total Network Equipment revenue	$21,100	$21,519	($419)	(2)%

Network Integration.    Revenue generated from Network Integration decreased $2.4 million, or (12)%, in the second quarter of 2013 compared to the second quarter of 2012. The decrease is due a $3.4 million decrease in product that was partially offset by a $1.0 million increase in service revenues at Tecnonet. The Italian public telecommunications market has been negatively impacted by the current political climate and difficult economic conditions in Italy. New product orders were delayed and product pricing was under pressure. The service revenue growth is the result of an increased focus on this aspect of the business that has higher margins and greater potential for growth given the current market conditions. Total revenue from this segment would have been $0.3 million, or (2)% lower in the second quarter of 2013, compared to the prior second quarter of 2012, had foreign currency exchange rates remained the same as they were in the second quarter of 2012. All revenue in Network Integration was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,183	$9,993	$1,190	12%	12%
Network Integration	2,187	3,169	(982)	(31)	(32)
Before intersegment adjustments	13,370	13,162	208	2	1
Adjustments (2)	2	150	(148)	(99)	(100)
Total	$13,372	$13,312	$60	—%	—%

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

Consolidated gross profit increased $0.1 million in the second quarter of 2013 compared to the prior year second quarter, principally due to the 1% increase in revenue. Gross profit as a percentage of revenue (gross margin) remained unchanged at 35% in the second quarter of 2013 and the prior year. Consolidated product to service revenue mix in the second quarter of 2013 remained consistent with the second quarter of 2012. As explained below, an increase in Network Equipment gross margin was offset by the decrease in Network Integration gross margin. In the second quarter of 2013, the foreign currency exchange rates remained relatively the same as in the second quarter of 2012.

Network Equipment.  The $1.2 million, or 12%, increase in gross profit for Network Equipment in the second quarter of 2013, compared to the second quarter of the prior year, was due to a 2% decrease in revenue, as well as an increase in average gross margin from 46% to 53% that was primarily due to a $0.6 million increase resulting from sales of higher margin products, and a $0.3 million decrease in service center and logistics costs, as well as a $0.5 million decline in write-offs of excess inventory. Partially offsetting these positive factors affecting gross margin was the reduction of $0.2 million in gross profit resulting from the 2% revenue decline. The mix of product and service revenue in the second quarter of 2013 remained consistent as compared to the second quarter of the prior year, and all of the OCS gross margin improvement came from product revenues.

Network Integration.  Gross profit in the second quarter of 2013 as compared to the second quarter of 2012 for Network Integration decreased $1.0 million, or (31)%. The decrease was driven by a decrease in average gross margin from 16% to 13% due to gross margin declines at Tecnonet. Tecnonet gross margins declined mainly due to a decrease in product gross margins primarily caused by competitive pricing pressure arising from the difficult economic conditions in Italy. Tecnonet primarily serves as a reseller of the third party equipment it installs and services, and as a result, it has been experiencing significant gross margin pressure on its product sales to major telecommunication carriers. The decline in product gross margins was partially offset by an increase in service gross margins mainly due to volume efficiency and a favorable shift in revenue mix toward internally supported services. Given the struggles facing the Italian economy, we expect to continue to see pricing pressure on our product revenues.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended June 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,480	$10,330	$1,150	11%	11%
Network Integration	1,511	1,565	(54)	(3)%	(5)%
Total segment operating expenses	12,991	11,895	1,096	9%	9%
Corporate unallocated operating expenses and adjustments (2)	916	2,661	(1,745)	(66)%	(66)%
Total	$13,907	$14,556	($649)	(4)%	(5)%

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

Consolidated operating expenses in the second quarter of 2013 were $13.9 million, or 36% of revenue, compared to $14.6 million, or 39% of revenue, in the second quarter of 2012, a decrease of $0.6 million, or (4)%. The increase is primarily due to an increase at Network Equipment ($1.2 million), offset by decreases at Network Integration ($0.1 million) and Corporate unallocated operating expenses ($1.7 million) as discussed below.

Network Equipment.    Operating expenses in Network Equipment for the second quarter of 2013 were $11.5 million, or 54% of revenue, compared to $10.3 million, or 48% of revenue in the second quarter of 2012. The $1.2 million, or 11%, increase was planned for and was primarily due to a $1.1 million increase in salaries for newly hired engineers and outside engineering support cost, and $0.5 million increase in consulting and support costs for the implementation of an enterprise-wide business software system. Partially offsetting these increases was $0.3 million in lower sales and administrative salaries due a prior year reduction in workforce and vacant sales and administrative positions that we intend to fill and other general support costs. We do not expect to continue to incur support costs for the implementation of the business software system at the same level in the future, and we anticipate continue to benefit from the prior year workforce reduction.

Network Integration.    Operating expenses in Network Integration for the second quarter of 2013 were $1.5 million, or 9% of revenue, compared to $1.6 million, or 8% of revenue, in the second quarter of 2012. The $0.1 million decrease was mainly due to lower advertising costs in the second quarter of 2013.

Corporate. Corporate expenses decreased by $1.7 million in the second quarter of 2013 compared to the second quarter of 2012. This decrease was due to the receipt of a $1.0 million insurance payment upon settlement of the derivative litigation (See Note 12, Litigation), a $0.4 million decrease in Corporate labor costs due to headcount reduction and lower bonus payments, a $0.2 million decrease in professional consulting services to support the transition of the Corporate structure, and a $0.3 million decrease in other costs due to a lower Black-Scholes valuation of the warrants to be issued in settlement of the derivative litigation. These positive variances were partially offset by $0.2 million in additional legal fees resulting from additional fees related to an OCS employee matter.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2013	2012	$ Change	% Change	% Change constant currency(1)
Network Equipment	($296)	($337)	$41	(12)%	(13)%
Network Integration	675	1,605	(930)	(58)	(59)
Total segment operating income (loss)	379	1,268	(889)	(70)	(71)
Corporate unallocated and adjustments (2)	(914)	(2,512)	1,598	64	(64)
Total	($535)	($1,244)	$709	(57)%	(56)%

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

The $0.1 million, or 0%, increase in gross profit and the $0.6 million, or (4)%, decrease in operating expenses primarily led to a $0.7 million decrease in our operating loss. The resulting increase in operating margins changed from (3)% in the first quarter of 2012 to (1)% in the first quarter of 2013.

Network Equipment.   Network Equipment reported an operating loss of $0.3 million and $0.3 million in the second quarter of 2013 and 2012, respectively. The negligible change in loss was due to a $1.2 million increase in gross profit partially offset by a $1.2 million planned increase in operating expenses. Operating margin was (1)% in 2013 and (2)% in 2012.

Network Integration.   Network Integration reported operating income of $0.7 million for the second quarter of 2013, compared to $1.6 million in the second quarter of 2012. The $0.9 million decrease was due to the $1.0 million decrease in gross profit and offset by a $0.1 million decrease in operating expenses. Network Integration operating margin was 4% in the second quarter of 2013 compared to 8% in the second quarter of 2012.

Interest Expense and Other Income, Net

Interest expense was $0.2 million in the second quarter of 2013 compared to $0.2 million in the second quarter of 2012. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and the litigation settlement. In the second quarter of 2012, we recognized a $2.3 million gain on settlement of litigation that had been previously reserved

Provision for Income Taxes

The tax provision for the second quarters of 2013 and 2012 was $0.1 million and $0.3 million , respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $0.9 million in the second quarter of 2013 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

Tax Loss Carryforwards

As of December 31, 2012, we had net operating losses ("NOLs") of $173.7 million, $112.0 million, and $90.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company had capital loss carryforwards of $110.3 million and $47.1 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change

NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2013, the U.S. federal and state NOLs continued to carry a full valuation allowance.

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$42,046	$41,938	$108	—%	—%
Network Integration group	35,117	35,075	42	—	(1)
Before intersegment adjustments	77,163	77,013	150	—	—
Intersegment adjustments (2)	(83)	(5,972)	5,889	(99)	(99)
Total	$77,080	$71,041	$6,039	9%	8%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the six months ended June 30, 2013 increased $6.0 million, or 9%, compared to the comparable period of 2012, due primarily to a $5.9 million, or 8% decrease in Intersegment adjustments, which are eliminated in consolidation, as well as to a $0.1 million increase in Network Equipment revenue. Our former subsidiaries, Alcadon and Pedrena, were sold in the fourth quarter of 2012. Since Alcadon and Peddrena were still our subsidiaries in the second quarter 2012, the revenue of $5.7 million from these former subsidiaries was reported as intersegment sales that were included in Network Equipment and eliminated in determining consolidated revenue. In the fourth quarter of 2012, after the two subsidiaries were sold, we continued to sell product to these former subsidiaries, and those sales are now reported as trade sales with no adjustment required. Consolidated revenue would have been $0.4 million lower if foreign currency exchange rates had remained the same as they were in the first six months of 2012.

Network Equipment Group.    Revenue generated from the Network Equipment group increased $0.1 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our OCS division revenues increased primarily due to an increase in product revenues that were partially offset by a decrease in service revenue. Geographically, OCS Americas and Asia Pacific sales increased $3.7 million that was partially offset by a $3.5 million decrease in Europe where economic conditions continue to impact regional performance.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2013	2012	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$28,280	$25,883	$2,397	9%
Europe	10,173	7,831	2,342	30
Asia Pacific	3,510	2,252	1,258	56
Total external sales	41,963	35,966	5,997	17
Sales to Network Integration group:
Europe	83	5,972	(5,889)	(99)
Total intersegment sales	83	5,972	(5,889)	(99)
Total Network Equipment revenue	$42,046	$41,938	$108	—%

Network Integration Group.    Revenue generated from the Network Integration group was slightly higher in the first six months of 2013 compared to the first six months of 2012. At Tecnonet, product revenue was down 9% for the first six months of 2013 as compared to the first six months of the prior year, but service revenue increased by 12%.

The competition within the Italian telecom market has increased as Italy continues to work through its economic and political difficulties. As Tecnonet is only a reseller of third party equipment, this competitive environment has hit Tecnonet's product revenue side of the business harder than its higher margin service business. We anticipate that product revenue will continue to be under pressure. Revenue would have been $0.4 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012. All revenue in the Network Integration group was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$21,949	$20,037	$1,912	10%	10%
Network Integration group	4,444	5,661	(1,217)	(21)	(23)
Before intersegment adjustments	26,393	25,698	695	3	2
Adjustments (2)	6	295	(289)	(98)	(98)
Total	$26,399	$25,993	$406	2%	1%

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

Consolidated gross profit increased $0.4 million, or 2% for the six months ended June 30, 2013 from the prior year period, due to the 9% increase in revenue and a decrease in gross margin from 37% to 34%. The decline in average gross margins was due to decline in gross margin in Network Integration. Gross profit would have been $0.1 million lower if foreign currency exchange rates had remained the same as they were in the first six months of 2012.

Network Equipment Group.    The $1.9 million, or 10%, increase in gross profit for the Network Equipment group for the six months ended June 30, 2013 from the prior year period was due to an increase in average gross margin from 48% to 52%. The increase in average gross margin for the first six months of 2013 as compared to the first six months of prior year was due to a decrease in labor and overhead of $0.6 million, a favorable change in product revenue mix of $0.2 million, $0.2 million of reduced logistics and service costs, and a decrease in inventory write-offs $0.9 million, all of which primarily occurred at OCS. The mix of product and service revenues for the first six months of 2013 and 2012 remained consistent, and gross margin in both revenue streams improved during the first six months of 2013. Gross profit would have been flat in 2013 had foreign currency exchange rates remained the same as they were in 2012.

Network Integration Group.    Gross profit for the Network Integration group decreased $1.2 million, or 21% for the first six months in 2013 as compared to first six months in 2012. The decrease was primarily due to a decrease in average gross margins from 16% in the first six months of the prior year to 13% in the first six months of 2013. The decline of average gross margins is due to significantly lower product gross margins in the first six month of 2013 at Tecnonet. As previously discussed, this decline in product gross margins is the result Tecnonet competing as a reseller of third party product in the Italian telecommunications market that is experiencing intense competition on price. The decline in product margins was partially offset by an increase in service revenue gross margins during the first six months of 2013 as compared to the first six months of prior year. This improvement in service revenue is due to improved support efficiencies and a favorable change in support revenue mix toward internally supported services that have higher gross margin than service revenues with outsourced support. Gross profit would have been $0.1 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Six Months Ended June 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$23,364	$21,804	$1,560	7%	7%
Network Integration group	3,078	2,986	92	3%	2%
Total segment operating expenses	26,442	24,790	1,652	7%	7%
Corporate unallocated operating expenses and adjustments (2)	4,505	6,092	(1,587)	(26)%	(26)%
Total	$30,947	$30,882	$65	—%	—%

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

Consolidated operating expenses were $30.9 million, or 40% of revenue, for the first six months of 2013 compared to $30.9 million, or 43% of revenue, for the prior year period, an increase of $0.1 million, or 0%, that included $1.2 million and $1.0 million in unique costs (see below) related to investment in the core business, derivative litigation, and legal support costs for the first six months of 2013 and 2012, respectively. Excluding these charges, operating expenses in the first six months of 2013 were $29.7 million, or 39% of revenue, compared to $29.9 million, or 42% of revenue, in 2012, a decrease of $0.2 million, or 1%.

Although operating expenses increased by $0.1 million in the first six months of 2013 as compared to the first six months of 2012, in both 2013 and 2012, the Company incurred additional expense of $1.2 million and $1.0 million, respectively, related to specific matters that were unique to each year. In 2013, there was a total of $1.2 million of these additional expenses, including $1.0 million in legal and support costs relating to a former employee matter, financial consulting fees incurred to provide interim support during the transition of the Corporate office of $0.4 million, $0.7 million of implementation and consulting costs for the implementation of our new enterprise-wide business software solution, and legal and settlement costs for the derivative litigation of $0.1 million. These were partially offset by insurance proceeds paid to the company upon settlement of the derivative litigation of $1.0 million. All of the additional costs incurred in the first six months of 2013, except the $0.7 million in consultation and implementation costs, were incurred at our Corporate office. In the first six months of 2012, we incurred $1.0 of additional costs at our Corporate office including $0.8 million of severance costs for our former Chief Financial Officer and Vice President, Finance and $0.2 million of financial consulting fees for interim support during the transition of the Corporate office. If the respective additional costs are excluded from the operating expenses for the first six months of 2013 and the prior year, operating expense would have been $29.7 million and $29.9 for the first six months of 2013 and the prior year, respectively. The Company does not anticipate the additional net costs for the first six months of 2013 will be incurred at the same levels in the future.

Network Equipment Group.    Operating expenses in the Network Equipment group for the first six months of 2013 were $23.4 million, or 56% of revenue, compared to $21.8 million, or 52% of revenue in the prior year period of 2012, a increase of $1.6 million, or 7%. If the consulting costs of $0.7 million for the implementation of our new enterprise-wide business software are excluded from the first six months of 2013, the increase in operating expenses would have been $0.9 million. This increase is due to the planned investment of $2.0 million for additional engineers and engineering support to drive new product development. Partially offsetting the increased R&D costs was a reduction of $0.4 million in external consulting expenses, $0.3 million in lower auditing and accounting fees, and a reduction of $0.4 million in sales and administrative labor relating to vacancies and prior year workforce reductions.

Network Integration Group.    Operating expenses in the Network Integration group for the first six months of 2013 were $3.1 million, or 9% of revenue, compared to $3.0 million, or 9% of revenue, for the prior year period. The $0.1 million, or 3%, increase in operating expense was primarily due to $0.1 million of additional sales and administrative labor costs. Operating expenses would have remained unchanged in the first six months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period.

Corporate. Operating expenses decreased $1.6 million in the first six months of 2013 compared to the first six months of 2012. If $0.4 million of the additional costs discussed above are excluded, Corporate operating expenses decreased $1.2 million. This decrease is primarily due to $0.7 million in lower labor costs due to a prior year reduction in workforce and restructuring of the Corporate office, $0.2 million in lower audit and accounting support fees, and $0.3 million lower professional fees and support costs.
Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six Months Ended June 30:	2013	2012	$ Change	% Change	% Change constant currency(1)
Network Equipment group	($1,415)	($1,767)	$352	(20)%	(20)%
Network Integration group	1,366	2,675	(1,309)	(49)	(50)
Total segment operating income (loss)	(49)	908	(957)	(105)	(107)
Corporate unallocated and adjustments (2)	(4,499)	(5,797)	1,298	22	(22)
Total	($4,548)	($4,889)	$341	(7)%	(7)%

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

The $0.4 million, or 2%, increase in gross profit partially offset by the $0.1 million, or 0%, increase in operating expenses primarily led to a $0.3 million increase in operating income. If the additional operating expenses for the first six months of 2013 and 2012, as discussed above, are excluded, our operating loss would have decreased $0.5 million. Our operating loss would have been $0.02 million lower in the first six months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period. Operating losses included share-based compensation expense of $0.3 million and $0.4 million in the first six months of 2013 and 2012, respectively.

Network Equipment Group.    The Network Equipment group reported an operating loss of $1.4 million and an operating loss of $1.8 million in the first six months of 2013 and 2012, respectively. The reduced loss was due to a $1.9 million increase in gross profit partially offset by a $1.6 million increase in operating expenses. Operating margin was (3)% in the first six months of 2013 and (4)% in 2012, respectively. Operating losses would have been flat in the first six months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period.

Network Integration Group.    The Network Integration group reported operating income of $1.4 million for the first six months of 2013, compared to operating income of $2.7 million for the prior year period. The $1.3 million, or 49% decrease was due to the $1.2 million decrease in gross profit and a $0.1 million increase in operating expenses. The Network Integration group operating margin was 4% in the first six months of 2013 compared to 8% in the first six months of 2012. Operating income would have been $0.02 million lower in the first six months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period

Interest Expense and Other Income, Net

Interest expense was $0.4 million in both the six months ended June 30, 2013 and the six months ended six months ended June 30, 2012, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlement. In the second quarter of 2012, we recognized a $2.3 million gain on settlement of litigation that had been previously reserved.

Provision for Income Taxes

The tax provisions for the six months ended June 30, 2013 and 2012 were $0.4 million compared to a $(1.2) million benefit, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $5.0 million in the six months ended June 30, 2013 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

Tax Loss Carryforwards

As of December 31, 2012, we had NOLs of $173.7 million, $112.0 million, and $90.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company had capital loss carryforwards of $110.3 million and $47.1 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2013, the U.S. federal and state NOLs had a full valuation allowance.

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Company's cash and restricted time deposits and escrow accounts decreased from $40.8 million to $36.2 million, a decrease of $4.6 million. Our cash outflows included a net loss adjusted for non-cash expenses of $4.2 million including depreciation and amortization, share-based compensation, and deferred taxes. These operating outflows were offset with cash inflows from working capital of $5.4 million, including a $3.3 million decrease in other assets primarily resulting from the receipt of escrowed funds due from the sale of CES in 2012, a $2.5 million decrease in inventory due to improved management of inventory as well as timing of customer acceptance for larger Italian contracts, a $1.9 million increase in accrued liabilities as a result of additional accruals for non-income taxes, a $1.0 million increase in deferred revenue as a result of a seasonal increase in service revenues, offset by a $1.8 million decrease in accounts payable that occurred due to a decrease in materials purchases, resulting from lower sales in the current quarter compared to the fourth quarter of 2012, and an accounts receivable increase of $1.6 million resulting from a temporary shift from financing certain Italian carrier receivables to traditional lines of credit versus factoring. These net cash inflows from operations were offset by cash used in investing and financing activities. We used $2.1 million of cash for purchases of property and equipment and purchased 141,412 shares of the Company's Common Stock for $1.4 million. (See Note 15, Share Repurchase). In addition, we made payments on short-term debt of $5.5 million, which partially offset additional borrowings of $3.1 million.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when our cash on hand exceeds our foreseeable cash needs. We also review the capital needs of our business units and make decisions regarding investing in our businesses. We continue to execute on a plan to complete upgrades to our systems and equipment needed to support our growth objectives in the carrier Ethernet and optical transport markets among others. As of June 30, 2013, we had used approximately $2.1 million of $4.6 million in cash earmarked for these initiatives during 2013. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	June 30, 2013	December 31, 2012
Cash
Cash and cash equivalents	$35,948	$40,609
Restricted time deposits	243	240
	36,191	40,849
Short-term debt	2,809	5,267
Cash in excess of debt	$33,382	$35,582
Ratio of cash to debt (1)	12.9	7.8

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings. These borrowings were substantially reduced during the quarter ending June 30, 2013 as the Company becomes more strategic in its financing arrangements and supplier selection.

The following table summarizes our short-term debt (dollars in thousands):

	June 30, 2013	December 31, 2012	Increase (decrease)
Lines of credit secured by accounts receivable	$2,809	$5,267	($2,458)
Total short-term debt	$2,809	$5,267	($2,458)

The decrease in short-term debt at June 30, 2013 includes payments of $5.5 million, partially offset by additional borrowings of $3.1 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands). While overall working capital decreased $7.7 million, it was primarily due to improvements in accounts receivable collections, a reduction in inventory balances and to strategic decisions made to reduce the Company's reliance on short-term debt at Tecnonet while continuing to service its customers with innovative products at payments terms favorable to the Company.

	June 30, 2013	December 31, 2012
Current assets	$110,519	$119,591
Current liabilities	49,062	50,480
Working capital	$61,457	$69,111
Current ratio (1)	2.3	2.4

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the quarter ended June 30, 2013, there were no material changes in our contractual obligations.

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

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of June 30, 2013, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of June 30, 2013, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 63.0% of our cost of sales and operating expenses are reported by these subsidiaries. These currencies were generally stronger against the U.S. dollar for the six months ended June 30, 2013 compared to the same period for 2012, so revenues and expenses in these countries translated into more dollars than they would have in the first six months of 2012. For the six months ended June 30, 2013, we had approximately:

•	$33.7 million in cost of goods and operating expenses recorded in euros;

•	$0.7 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the six months ended June 30, 2013, our costs would have increased to approximately:

•	$37.1 million cost of goods and operating expenses recorded in euros;

•	$0.8 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	June 30, 2013	December 31, 2012
U.S. dollars	$34,606	$37,620
Euros	587	1,008
Taiwan dollars	22	51
Israeli new shekels	528	1,631
Other	205	299
Total cash and cash equivalents	$35,948	$40,609

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

Valuation and qualifying accounts.

Accounts Receivable Reserve	Six months ended
June 30, 2013
Balance at beginning of period	$1,733
Charged to expense	250
Write-offs	(3)
Foreign currency translation adjustment	(21)
Balance at end of period	$1,959

Product Warranty Reserve	Six months ended
June 30, 2013
Beginning balance	$1,006
Cost of warranty claims	(168)
Accruals for product warranties	37
Foreign currency translation adjustment	—
Total	$875

Item 4.	Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the following fiscal quarter, we will be implementing a new enterprise-wide business software. As such, management will be updating its processes, control documentation, and test controls to determine if new controls are designed appropriately and operate as management has intended.

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

As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) a payment of attorney's fees to plaintiffs' counsel of up to $500,000 in cash and 250,000 five-year term warrants to purchase the Company's Common Stock at a strike price equal to the closing price of the Company's Common Stock on the day the Court's judgment approving the settlement becomes final (as defined in the Settlement Stipulation); and (d) continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013, the Federal Court granted final approval of the Settlement and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company is now required to undertake certain corporate governance reform actions within 120 days, many of which have already been implemented.

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV has paid and accrued $1.8 million in payment for services of defense counsel and other parties through June 30, 2013 above the insured amount. We have agreed to pay reasonable attorney fees and expenses for the individual defendants in the Stipulation, and will continue to incur our own legal expenses until this matter is finally resolved and non-appealable. Any such future obligations are not determinable at this time.

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

We may experience difficulties implementing our new enterprise-wide business software.

We have implemented a new enterprise-wide business software (“ERP”) to improve our operational efficiency. The ERP is designed to accurately maintain our financial reporting data and provide information to our management team important to the operation of our business. Our ERP will require, the investment of significant human and financial resources. The implementation of this new ERP software involves numerous risks, including disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the software's functionality, and disruption of our financial reporting process. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs, or other difficulties. Any significant disruption or deficiency in the design or implementation of the ERP could adversely affect our business.

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchase of our Common Stock during the quarter ending June 30, 2013 pursuant to the repurchase program of up to $10 million of the Company's Common Stock approved by our Board of Directors in December 2012. This repurchase program expires December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Amount Remaining for Purchase Under the Repurchase Program
April 1, 2013 to April 30, 2013	10,017	$10.38	$8,945,104
May 1, 2013 to May 31, 2013	52,045	$9.14	$8,469,412
June 1, 2013 to June 30, 2013	29,200	$8.99	$8,206,904

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Part II, Item 5  - Other Information

Executive Management Incentive Plan
On June 20, 2013, the Company's Compensation Committee approved certain changes to the Company's Executive Management Incentive Plan (the "2013 EMIP"). The terms of the 2013 EMIP were extended to include David Stehlin, the Company's Chief Executive Officer and Stephen Garcia, the Company's Chief Financial Officer.  The Compensation Committee established a target bonus for Mr. Stehlin under the 2013 EMIP equal to 80% of his annual base salary and a target bonus for Mr. Garcia under the 2013 EMIP equal to 60% of his annual base salary. Bonuses payable to Mr.  Stehlin and Mr. Garcia under the 2013 EMIP are based 50% on operating income, operating cash flow and revenue objectives based on the Company's approved consolidated operating plan, and 50% based on Compensation Committee approved strategic objectives.  Based on actual performance, Mr. Stehlin and Mr. Garcia may receive between 0% and 150% of his target bonus amount under the 2013 EMIP.

Item 6.	Exhibits

(a)    Exhibits

No.	Description

4.1	Warrant Agreement dated as of July 16, 2013 between MRV Communications, Inc. and American Stock Transfer & Trust Company, LLC (filed herewith)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)
99.1	Executive Management Incentive Plan - CEO

99.2	Executive Management Incentive Plan - CFO

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2013.

MRV COMMUNICATIONS, INC.

By: /s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen A. Garcia
Stephen A. Garcia
Chief Financial Officer
Principal Financial Officer