Form 10-Q
period 2013-09-30
MRV COMMUNICATIONS INC
filed 2013-11-12
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of  November 7, 2013, 7,301,504 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product revenue	$27,051	$23,945	$81,555	$73,985
Service revenue	11,334	10,721	33,910	31,722
Total revenue	38,385	34,666	115,465	105,707
Cost of sales	23,411	20,294	74,092	65,342
Gross profit	14,974	14,372	41,373	40,365
Operating expenses:
Product development and engineering	4,627	4,023	13,729	11,111
Selling, general and administrative	10,308	11,414	32,153	35,208
Impairment of goodwill	—	1,055	—	1,055
Total operating expenses	14,935	16,492	45,882	47,374
Operating income (loss)	39	(2,120)	(4,509)	(7,009)
Interest expense	(41)	(52)	(414)	(451)
Gain from settlement of deferred consideration obligation	—	—	—	2,314
Other (loss) income, net	(132)	(17)	(217)	63
Loss from continuing operations before income taxes	(134)	(2,189)	(5,140)	(5,083)
Provision (benefit) for income taxes	12	(869)	433	(2,090)
Loss from continuing operations	(146)	(1,320)	(5,573)	(2,993)
Income (loss) from discontinued operations, net of income taxes of $2,121 and $4,663 in 2012	—	(1,007)	—	2,164
Net Loss	$(146)	$(2,327)	$(5,573)	$(829)

Net loss per share — basic (1):
From continuing operations	$(0.02)	$(0.17)	$(0.74)	$(0.38)
From discontinued operations	$—	$(0.13)	$—	$0.28
Net loss per share — basic	$(0.02)	$(0.30)	$(0.74)	$(0.10)
Net loss per share — diluted (1):
From continuing operations	$(0.02)	$(0.17)	$(0.74)	$(0.38)
From discontinued operations	$—	$(0.13)	$—	$0.28
Net loss per share — diluted	$(0.02)	$(0.30)	$(0.74)	$(0.10)
Weighted average number of shares:
Basic	7,522	7,766	7,539	7,847
Diluted	7,522	7,766	7,539	7,847
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Loss	($146)	($2,327)	($5,573)	($829)
Other comprehensive income (loss), net of tax
Foreign currency translation gain	855	1,511	460	894
Foreign currency translation effect realized upon divestiture of subsidiaries	—	—	—	(12,599)
Total other comprehensive income (loss), net of tax	855	1,511	460	(11,705)
Total comprehensive (loss) income	$709	($816)	($5,113)	($12,534)

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2013	December 31, 2012
Assets	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$30,819	$40,609
Restricted time deposits	244	240
Accounts receivable, net	36,658	32,237
Other receivables	15,801	18,287
Inventories, net	25,172	22,444
Deferred income taxes	1,426	1,145
Other current assets	5,183	4,629
Total current assets	115,303	119,591
Property and equipment, net	5,177	3,735
Deferred income taxes, net of current portion	4,556	3,711
Intangibles, net	453	400
Other assets	660	1,128
Total assets	$126,149	$128,565

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$3,935	$5,267
Deferred consideration payable	233	233
Accounts payable	22,330	20,478
Accrued liabilities	18,500	16,652
Deferred revenue	9,839	7,290
Other current liabilities	565	560
Total current liabilities	55,402	50,480
Other long-term liabilities	5,100	5,184
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,144 shares in 2013 and 8,061 shares in 2012
Outstanding — 7,404 shares in 2013 and 7,594 in 2012	271	270
Additional paid-in capital	1,281,682	1,281,170
Accumulated deficit	(1,207,087)	(1,201,515)
Treasury stock — 740 shares in 2013 and 467 shares in 2012	(9,183)	(6,528)
Accumulated other comprehensive income	(36)	(496)
Total stockholders' equity	65,647	72,901
Total liabilities and stockholders' equity	$126,149	$128,565

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	($5,573)	($829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,288	1,620
Share-based compensation expense	511	839
Provision for doubtful accounts	323	51
Deferred income taxes	(803)	386
Gain from settlement of deferred consideration obligation	—	(2,314)
Loss on disposition of property and equipment	18	28
Gain on sale of subsidiaries	—	(7,936)
Impairment of goodwill and other intangibles	—	4,766
Changes in operating assets and liabilities:
Accounts receivable	(4,308)	5,495
Inventories	(2,536)	(3,060)
Other assets	2,498	2,276
Accounts payable	1,571	(8,493)
Accrued liabilities	1,770	(226)
Income tax payable	(34)	(1,863)
Deferred revenue	2,438	836
Other current liabilities	(162)	152
Net cash used in operating activities	(2,999)	(8,272)
Cash flows from investing activities:
Purchases of property and equipment	(2,738)	(2,106)
Proceeds from sale of property and equipment	—	192
Purchases of intangibles	(53)	(400)
Proceeds from sale of subsidiaries, net of cash acquired	—	16,791
Release of restricted time deposits	—	1,364
Investment in time deposits	(4)	—
Net cash (used in) provided by investing activities	(2,795)	15,841
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	1
Purchase of treasury shares	(2,654)	(2,805)
Borrowings on short-term debt	7,085	19,421
Payments on short-term debt	(8,524)	(21,252)
Borrowing on long-term obligations	—	459
Dividend payment	—	(47,325)
Payments on long-term obligations	—	(230)
Net cash used in financing activities	(4,093)	(51,731)
Effect of exchange rate changes on cash and cash equivalents	97	(518)
Net decrease in cash and cash equivalents	(9,790)	(44,680)
Cash and cash equivalents, beginning of period (1)	40,609	83,716
Cash and cash equivalents, end of period	$30,819	$39,036
Supplement disclosure on following page.

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during period for interest — continuing operations	$215	$310
Cash paid during period for interest — discontinued operations	—	10
Cash paid during period for interest — Total	$215	$320
Cash paid during period for income taxes — continuing operations	$656	$377
Cash paid during period for income taxes — discontinued operations	—	3,472
Cash paid during period for income taxes — Total	$656	$3,849

(1)	The Cash and cash equivalents at the beginning of the period for September 30, 2012 presented includes $25,126 from discontinued operations.

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

The consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the SEC.

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

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2013, and the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

On March 29, 2012, we sold all of the issued and outstanding capital stock of CES Electronic Systems SA (“CES”). On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary Alcadon - MRV AB ("Alcadon"). On October 16, 2012, the Company completed the sale of its subsidiary Pedrena Enterprises B.V., a Dutch company ("Pedrena"). Pedrena is the parent company of Interdata, which is in turn, the parent company of J3TEL. The Company has reclassified the historical results of CES, Alcadon and Pedrena as discontinued operations in this Form 10-Q for all periods presented. Accordingly, upon completion of the terms of the related sales agreements, the related assets and liabilities of these three entities have been removed from the Company's balance sheets. Cash flows from discontinued operations of these three entities are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for the nine months ended September 30, 2012. See Note 13 "Discontinued Operations" to the Financial Statements in Item 1 of this Form 10-Q for further discussion.

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term, and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits.

3.	Fair Value Measurement

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables, other assets, accounts payable, accrued liabilities and short-term debt obligations, are carried at cost, which approximates their fair market value.

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

During 2013 the Company updated the estimated fair value as of September 30, 2013 of 250,000 warrants that will be issued to plaintiffs' counsel in a litigation matter originally recorded as a liability in 2012. In calculating the fair value, the Company used the Black Scholes option pricing model with level 2 inputs including a volatility of 45% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.4% and the 5 years expected term of the warrants. Volatility based on both the Company's historical quoted prices and peer company data was used as the Company's stock is thinly traded. The resulting fair value was $4.27 per warrant. In relation to this revaluation, the Company recorded expense of $0.2 million for the three months ended September 30, 2013 and income of $0.01 million for the nine months ended September 30, 2013.

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

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2013 (in thousands):

Nine months ended
September 30, 2013
Balance at beginning of period	$1,733
Charged to expense	323
Write-offs	(4)
Foreign currency translation adjustment	20
Balance at end of period	$2,072

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first in, first out method. Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$6,447	$4,348
Work-in process	1,065	1,368
Finished goods	17,660	16,728
Total	$25,172	$22,444

6.	Intangible Asset

The balance of the intangible asset was $0.5 million as of September 30, 2013 and $0.4 million as of December 31, 2012. This asset, which represents a software license agreement, was not placed in service as of September 30, 2013, therefore amortization of intangible assets was zero for the nine months ended September 30, 2013 and September 30, 2012. The term of the license agreement is indefinite and once placed in service, the Company plans to amortize the cost over the estimated useful life, which is approximately 5 years.

7.	Product Warranty

As of September 30, 2013 and December 31, 2012, MRV's product warranty liability recorded in accrued liabilities was $0.9 million and $1.0 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the nine months ended September 30, 2013 (in thousands):

Nine months ended
September 30, 2013
Beginning balance	$1,006
Cost of warranty claims	(180)
Accruals for product warranties	36
Total	$862

8.	Net Income (Loss) Per Share

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

Outstanding stock options to purchase 0.4 million shares were excluded from the computation of dilutive shares for the three months ended September 30, 2013 because of the net loss. Outstanding stock options to purchase 0.5 million shares were excluded in the computation of dilutive shares for the three months ended September 30, 2012 because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

Outstanding stock options to purchase 0.4 million shares were excluded from the computation of dilutive shares for the nine months ended September 30, 2013 because of the net loss. Outstanding stock options to purchase 5,903 shares were excluded from the computation of dilutive shares for the nine months ended September 30, 2012 because of the net loss. In addition, for the nine months ended September 30, 2012 there were 0.5 million potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of goods sold	$27	$9	$70	$29
Product development and engineering	21	9	46	30
Selling, general and administrative	161	315	395	718
Total share-based compensation expense (1)	$209	$333	$511	$777

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company granted 80,242 stock options during the nine months ended September 30, 2013 and the related weighted average fair value was $4.89 per share. The average fair value of 91,388 restricted shares granted during the nine months ended September 30, 2013 was $9.98 per share. The Company granted 17,736 stock options during the nine months ended September 30, 2012 and the related weighted average fair value was $9.60 per share. The average fair value of 39,325 restricted shares granted during the nine months ended September 30, 2012 was $16.20 per share. As of September 30, 2013, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $0.9 million, which is expected to be amortized over a weighted-average period of 1.7 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. In 2012 MRV assumed volatility to approximate historical volatility. In 2013, MRV based volatility on the Company's historical quoted prices and peer company data. The following weighted average assumptions were used for estimating the fair value of options modified during the nine months ended September 30, 2013 and 2012, respectively:

Nine months ended September 30,	2013	2012
Risk-free interest rate	1.2%	0.8%
Dividend yield (1)	—	—
Volatility	51.9%	89.0%
Expected life (in years)	5.7	5.5

(1) As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

10.	Segment Reporting and Geographic Information

MRV operates its business in two segments: Network Equipment and Network Integration. Network Equipment designs, manufactures, distributes and services optical networking solutions and Internet infrastructure products, and Network Integration distributes network solutions and Internet infrastructure products and provides value-added integration and support services for customers' networks.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2012 Form 10-K. MRV evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Network Equipment	$22,806	$23,310	$64,852	$65,248
Network Integration	15,585	13,816	50,701	48,892
Before intersegment adjustments	38,391	37,126	115,553	114,140
Intersegment adjustments	(6)	(2,460)	(88)	(8,433)
Total	$38,385	$34,666	$115,465	$105,707

Network Equipment revenue primarily consists of optical communication systems that include Metro Ethernet equipment, optical transport equipment, lab automation equipment, out-of-band network equipment, and the related service revenue and fiber optic components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions. All Network Integration's sales are within Italy.

One customer accounted for $32.5 million and $25.6 million of revenue in Network Integration revenue, or 28% and 24% of total revenue, for the nine months ended September 30, 2013 and 2012, respectively. Another customer accounted for $12.9 million and $11.7 million of revenue in Network Integration revenue, or 11% of total revenue, for both the nine months ended September 30, 2013 and 2012, respectively.

The same customer in Network Integration accounted for 12% and 21% of net accounts receivable as of September 30, 2013, and December 31, 2012, respectively. Another Network Integration customer accounted for 16% and 9% of accounts receivable as of September 30, 2013, and December 31, 2012, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$15,010	$10,223	$40,811	$33,042
Americas (Excluding the U.S.)	972	1,638	3,452	4,702
Europe	21,276	17,234	66,565	60,140
Asia Pacific	1,127	5,571	4,637	7,823
Total	$38,385	$34,666	$115,465	$105,707

Revenue from external customers attributed to Italy totaled $16.0 million and $13.9 million for the three months ended September 30, 2013 and September 30, 2012 respectively, and $51.5 million and $49.5 million for the nine months ended September 30, 2013 and September 30, 2012 respectively.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30, 2013	December 31, 2012
Americas	$3,007	$2,099
Europe	2,132	1,590
Asia Pacific	38	46
Total	$5,177	$3,735

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross profit
Network Equipment	$12,041	$12,306	$33,990	$32,342
Network Integration	2,934	2,261	7,378	7,923
Total before intersegment adjustments	14,975	14,567	41,368	40,265
Corporate unallocated and intersegment adjustments (1)	(1)	(195)	5	100
Total	$14,974	$14,372	$41,373	$40,365

Depreciation expense
Network Equipment	$406	$286	$988	$745
Network Integration	54	57	159	173
Corporate	45	48	141	143
Total	$505	$391	$1,288	$1,061

Operating income (loss)
Network Equipment	$87	$2,163	$(1,328)	$396
Network Integration (1)	1,525	(168)	2,891	2,509
Total before intersegment adjustments	1,612	1,995	1,563	2,905
Corporate unallocated operating loss and adjustments (2)	(1,573)	(4,115)	(6,072)	(9,914)
Total	$39	$(2,120)	$(4,509)	$(7,009)

(1) Includes a write-down of goodwill for the three and nine months ended September 30, 2012.
(2) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Nine months ended
	September 30,
	2013	2012
Additions to Fixed Assets
Network Equipment	$2,679	$542
Network Integration	53	58
Corporate	6	81
Discontinued operations	—	1,425
Total	$2,738	$2,106

	September 30, 2013	December 31, 2012
Total Assets
Network Equipment	$51,301	$44,445
Network Integration	49,458	47,400
Corporate and intersegment eliminations	25,390	36,720
Total	$126,149	$128,565

11. Indemnification Obligations

In connection with the sale by MRV of Source Photonics, Inc. and related entities in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Certain of the indemnification obligations have expired. However, indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification obligations related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has expired plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations. In connection with the sale by MRV of CES in March 2012, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement, and we have purchased an insurance policy to protect us against any claims of indemnification related to the representations and warranties. Our sale purchase agreements for the sale of Pedrena and Alcadon include customary indemnification obligations. In addition, in connection with the sale of Pedrena the Company and the buyer entered into a Representations and Warranties Agreement that contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the sale transaction, and if the Company's cash falls below $20 million prior to December 31, 2013, the Company will deposit 1.5 million euros (or $2.0 million U.S. equivalent as of December 31, 2012) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company has elected not to obtain the insurance policy and expects to maintain cash balances sufficient to avoid making a deposit.

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

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV has paid and accrued $1.9 million in payment for services of defense counsel and other parties through September 30, 2013 above the insured amount. We have agreed to pay reasonable attorney fees and expenses for the individual defendants in the Stipulation, and will continue to incur our own legal expenses until this matter is finally resolved and non-appealable. Any such future obligations are not determinable at this time.

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

On March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES. Prior to its disposition, CES was part of Network Equipment. The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $6.0 million from discontinued operations, net of income tax expense for the nine months ended September 30, 2012, and nothing for the three months ended September 30, 2012 related to CES.

On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary Alcadon. Prior to its disposition, Alcadon was part of Network Integration. The historical financial results of Alcadon prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $0.1 million and $2.3 million from discontinued operations, net of income tax expense for the three and nine months ended September 30, 2012 related to Alcadon.

On October 16, 2012, the Company completed the sale of all of the shares of its subsidiary Pedrena, parent of Interdata. Prior to its disposition, Pedrena was part of Network Integration. The historical financial results of Pedrena prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $0.9 million and $1.6 million from discontinued operations, net of income tax expense for the three and nine months ended September 30, 2012, respectively related to Pedrena.

In 2012 we entered into distribution agreements with Alcadon and Pedrena whereby the Company continues to sell its products to both disposed entities. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the three months ended September 30, 2012 was $1.2 million for both Alcadon and Pedrena, respectively. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the nine months ended September 30, 2012 was $3.9 million and $4.2 million for Alcadon and Pedrena, respectively.

14. Accounts Receivable Factoring

The Company has agreements with unrelated third parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. As of September 30, 2013, the Company's credit facility agreements permit the factoring of up to €15.0 million, or $20.3 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in "interest" in the consolidated statement of income in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The

Company has no significant retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At September 30, 2013, and December 31, 2012, the face amount of total outstanding accounts receivable pursuant to these agreements was $21.2 million and $29.5 million, respectively. The related outstanding balances due from the factor were $15.0 million and $13.3 million as of September 30, 2013 and December 31, 2012, respectively, and are included on the balance sheet as part of other receivables. The related losses on sale were $0.1 million and $0.04 million for the three months ended September 30, 2013 and September 30, 2012, and $0.2 million and $0.1 million for the nine months ended September 30, 2013 and September 30, 2012.

15. Share Repurchase

On December 3, 2012, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program that was scheduled to expire on December 31, 2013. Under this program the Company purchased 261,863 shares at an average price of $9.71 per share and a total cost of approximately $2.6 million during the nine months ended September 30, 2013. Under this Stock Repurchase Program as of September 30, 2013, the Company had purchased 302,178 shares at an average price of $9.90 per share and a total cost of approximately $3.0 million.

On August 15, 2013, the Company Board of Directors terminated the Company's existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7,013,838 that is scheduled to expire on May 14, 2014. Since August 15, 2013 the Company has purchased 11,216 shares at an average price of $9.93 per share and a total cost of approximately $0.1 million during the nine months ended September 30, 2013 leaving $6.9 million for future purchase.

16. Dividend

On May 1, 2012, the Company's Board of Directors (the "Board") declared a dividend and payment to option holders totaling approximately $47.3 million, or $0.30 per share of the Company's Issued Common Stock. The dividend was paid on May 25, 2012 to holders of record as of the close of business on May 16, 2012. The Board also approved a staggered cash payment to option holders equal to the loss in the Black-Scholes fair value of their options as a result of the dividend. Restricted stockholders received per share payments in the same amount as the Company's stock holders promptly following payment of the dividend. Option holders who provided service to the Company at the time of the payment of the dividend received 50 percent of the payment amount in respect of their vested options promptly following payment of the dividend, and received 50 percent of the payment amount 12 months following, conditioned upon continuous service to MRV, subject to certain acceleration conditions such as involuntary termination without cause, death or disability, change of control, or a sale of the business unit in which the option holder is employed. Option holders with unvested options received the cash payment 12 months following as well, subject to the same conditions described above.

17. Income Taxes

The following table provides details of income taxes (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Loss before provision for income taxes	($134)	($2,189)	($5,140)	($5,083)
Provision for income taxes	12	(869)	433	(2,090)
Effective tax rate	(9)%	40%	(8)%	41%

The effective tax rate for the three and nine months ended September 30, 2013 fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. In addition, various jurisdictions that generate losses do not benefit from the losses generated due to a valuation allowance placed on those benefits

As of December 31, 2012, we had net operating losses ("NOLs") of $173.7 million, $112.0 million, and $90.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company had capital loss carryforwards of $110.3 million and $47.1 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2013, the U.S. federal and state NOLs continued to carry a full valuation allowance.

18. New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We do not believe that the application of this standard will impact our company.

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

Overview

We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: Network Equipment and Network Integration. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. Network Integration provides network system design, integration and distribution services that primarily include products manufactured by third party vendors. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

We believe that the past few years of sustained softness in the global economy has affected our revenues and operating results, particularly in the Italian market.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins. Although we are starting to see an improvement in market conditions in the latter part of 2013, such market opportunities and dynamics are in their early stages, and it remains uncertain as to their current and long term effect on our business. Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.

We continue to encounter very competitive markets, particular within Italy. In the Italian market, securing new opportunities often requires less favorable pricing on the third party products that we sell to Tier One carriers. This less favorable pricing combined with the protracted cash conversion cycle inherent in Italy place cash resources at risk. These market conditions can adversely affect our operations and cause fluctuations in our results.

Our business involves reliance on foreign-based offices. Some of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and United Kingdom. For the nine months ended September 30, 2013, and 2012, foreign revenue constituted 59.0% and 69.0%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

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

At September 30, 2013 we had $30.8 million in cash and cash equivalents, $0.2 million in restricted time deposits, and $3.9 million in short-term debt. In April 2013, $2.7 million, which was held in an escrow account related to the sale of CES, was released to the Company and converted to cash.

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

Internal Use Software Development. In accordance with ASC 350-40 Intangibles - Goodwill and Other, Internal-Use Software, any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized. During the nine months ended September 30, 2013, we have been implementing a new enterprise-wide software for which we are capitalizing the development costs. The costs of which are included in property and equipment on the balance sheet.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Taiwan dollar and the Israeli new shekel. For the nine months ended September 30, 2013 and 2012, 59% and 69% of revenue, respectively, and 39% and 35% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the nine months ended September 30, 2013, these currencies remained relatively consistent against the U.S. dollar compared to the nine months ended September 30, 2012, so revenue and expenses in these currencies translated into relatively the same dollars that they would have in the prior period. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$38,385	100%	$34,666	100%	$115,465	100%	$105,707	100%
Network Equipment	22,806	59	23,310	67	64,852	56	65,248	62
Network Integration	15,585	41	13,816	40	50,701	44	48,892	46

Gross profit (3)	14,974	39	14,372	41	41,373	36	40,365	38
Network Equipment	12,041	53	12,306	53	33,990	52	32,342	50
Network Integration	2,934	19	2,261	16	7,378	15	7,923	16

Operating expenses (4)	14,935	39	16,492	48	45,882	40	47,374	45
Network Equipment	11,954	52	10,142	44	35,318	54	31,946	49
Network Integration	1,408	9	2,428	18	4,486	9	5,414	11

Operating income (loss) (3) (4)	39	—	(2,120)	(6)	(4,509)	(4)	(7,009)	(7)
Network Equipment	87	—	2,163	9	(1,328)	(2)	396	1
Network Integration	1,525	10	(168)	(1)	2,891	6	2,509	5

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

On March 29, 2012, the Company sold all of the issued and outstanding capital stock of CES. Prior to its disposition, CES was part of Network Equipment. The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $6.0 million from discontinued operations, net of income tax expense for the nine months ended September 30, 2012, and nothing for the three months ended September 30, 2012 related to CES.

On October 12, 2012, the Company completed the sale of all of the shares of its subsidiary Alcadon. Prior to its disposition, Alcadon was part of Network Integration. The historical financial results of Alcadon prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $0.1 million and $2.3 million from discontinued operations, net of income tax expense for the three and nine months ended September 30, 2012, respectively, related to Alcadon.

On October 16, 2012, the Company completed the sale of all of the shares of its subsidiary Pedrena, parent of Interdata. Prior to its disposition, Pedrena was part of Network Integration. The historical financial results of Pedrena prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $0.9 million and $1.6 million from discontinued operations, net of income tax expense for the three and nine months ended September 30, 2012, respectively related to Pedrena.

In 2012 we entered into distribution agreements with Alcadon and Pedrena whereby the Company continues to sell its products to both entities. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the three months ended September 30, 2012 was $1.2 million for both Alcadon and Pedrena, respectively. The amount of intercompany revenue that was previously eliminated from the Company's financial statements in consolidation for the nine months ended September 30, 2012 was $3.9 million and $4.2 million for Alcadon and Pedrena, respectively.

Three months ended September 30, 2013 Compared to the Three months ended September 30, 2012

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$22,806	$23,310	$(504)	(2)%	(2)%
Network Integration	15,585	13,816	1,769	13	7
Before intersegment adjustments	38,391	37,126	1,265	3	1
Intersegment adjustments (2)	(6)	(2,460)	2,454	(100)	—
Total	$38,385	$34,666	$3,719	11%	8%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue. In 2012, the intersegment adjustment included $2.4 million for Network Equipment sales to Alcadon and Pedrena.

Consolidated revenue for the third quarter of 2013 increased $3.7 million, or 11%, compared to the third quarter of 2012, due primarily to a $1.8 million, or 13%, increase in Network Integration revenue, a $2.5 million decrease in intersegment sales, which are eliminated in consolidation, and to a lesser extent a $0.5 million, or 2%, decrease in Network Equipment revenue. Our former subsidiaries, Alcadon and Pedrena, were sold in the fourth quarter of 2012. Since Alcadon and Pedrena were still our subsidiaries in the third quarter of 2012, revenue of $2.4 million from these former subsidiaries was reported as intersegment sales that was included in Network Equipment and eliminated in determining consolidated revenue. In the fourth quarter of 2012, after the two subsidiaries were sold, we continued to sell product to these former subsidiaries, and those sales are now reported as trade sales with no adjustment required.

Network Equipment.    Revenue generated from Network Equipment decreased $0.5 million, or 2%, in the third quarter of 2013 compared to the third quarter of 2012. The decrease is primarily due to lower service revenues. Revenue for our more mature product categories and carrier Ethernet networking products and related components decreased in the third quarter of 2013 compared to same period in the prior year, which was partially offset by an increase in some of our optical product categories. Service revenues were down 18% in the third quarter of 2013 compared to the same period last year primarily due to the roll off of older deferred service contracts that were using a grandfathered revenue recognition methodology. Geographically, after giving effect to the change in European intersegment sales, the decrease in revenues at Network Equipment was attributable to a $4.4 million decrease in Asia Pacific that was partially offset by strong performance our Americas regions. An Asia Pacific Tier One carrier placed significant initial contract purchases in the third quarter of 2012 that were not repeated in the third quarter of 2013. Within our Americas market we have seen strength in the mobile backhaul, data center, and content provider sectors. The foreign exchange impact to Network Equipment was not material due to Appointech being the only activity subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2013	2012	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$15,982	$11,861	$4,121	35%
Europe	5,691	3,419	2,272	66
Asia Pacific	1,127	5,570	(4,443)	(80)
Total external sales	22,800	20,850	1,950	9
Sales to Network Integration:
Europe	6	2,460	(2,454)	(100)
Total intersegment sales	6	2,460	(2,454)	(100)
Total Network Equipment revenue	$22,806	$23,310	($504)	(2)%

Network Integration.    Revenue generated from Network Integration increased $1.8 million, or 13%, in the third quarter of 2013 compared to the third quarter of 2012. The increase is due a $0.7 million, or 11%, increase in product revenue and a $1.1 million, or 14%, increase in service revenues at Tecnonet. While Tecnonet has seen an increase in order volume, the Italian public telecommunications market continues to be negatively impacted by the current political climate and challenging economic conditions. New product orders and customer acceptance were being delayed and product pricing remained under pressure. The service revenue growth was the result of a continued focus on this aspect of the business that has higher margins and potential for growth. Total revenue from this segment would have been $0.9 million, or 7% lower in the third quarter of 2013, compared to the prior third quarter of 2012, had foreign currency exchange rates remained the same as they were in the third quarter of 2012. All revenue in Network Integration was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$12,041	$12,306	($265)	(2)%	(2)%
Network Integration	2,934	2,261	673	30	22
Before intersegment adjustments	14,975	14,567	408	3	2
Adjustments (2)	(1)	(195)	194	(99)	(100)
Total	$14,974	$14,372	$602	4%	3%

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

Consolidated gross profit increased $0.6 million in the third quarter of 2013 compared to the prior year third quarter, principally due to the 11% increase in revenue. Gross profit as a percentage of revenue (gross margin) for the third quarter of 2013 was 39%, a decrease of 200 basis points from 41% in the third quarter of 2012. The decrease was primarily due to the the shift of segment revenue toward a higher percentage of total revenue coming from Network Integration, which has lower gross margins than Network Equipment. Consolidated product to service revenue mix in the third quarter of 2013 remained consistent with the third quarter of 2012. In the third quarter of 2013, the foreign currency exchange rates remained relatively the same as in the third quarter of 2012.

Network Equipment.  The $0.3 million, or 2%, decrease in gross profit for Network Equipment in the third quarter of 2013, compared to the third quarter of the prior year, was due to a 2% decrease in revenue. Gross margins remained consistent at 53% for the third quarter of 2013 and 2014. Product revenue in the third quarter of 2013 increased as a percentage of total revenues over the same period last year.

Network Integration.  Gross profit in the third quarter of 2013 as compared to the third quarter of 2012 for Network Integration increased $0.7 million, or 30%. The increase was driven by an increase in average gross margin from 16% to 19% due to gross margin improvement at Tecnonet. Tecnonet gross margins increased mainly due to service revenues, which have higher margin, increasing as a percentage of total Network Integration revenues, and an improvement in volume efficiency. While product gross margins did slightly improve, they remain depressed by competitive pricing pressure that arises from the difficult economic conditions in Italy. Tecnonet primarily serves as a reseller of the third party equipment it installs and services, and as a result, it experiences significant gross margin pressure on its product sales to major telecommunication carriers. Given the challenges still facing the Italian economy, we expect to continue to see pricing pressure on our product revenues.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended September 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,954	$10,142	$1,812	18%	18%
Network Integration	1,408	2,428	(1,020)	(42)%	(45)%
Total segment operating expenses	13,362	12,570	792	6%	5%
Corporate unallocated operating expenses and adjustments (2)	1,573	3,922	(2,349)	(60)%	(60)%
Total	$14,935	$16,492	($1,557)	(9)%	(10)%

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

Consolidated operating expenses in the third quarter of 2013 were $14.9 million, or 39% of revenue, compared to $16.5 million, or 48% of revenue, in the third quarter of 2012, a decrease of $1.6 million, or 9%. The decrease is primarily due to a decrease of Corporate unallocated operating expenses $2.3 million as discussed below and a decrease in Network Integration expenses $1.0 million offset by an increase at Network Equipment $1.8 million. Lower audit and accounting fees and services contributed $0.8 million to the reduced costs.

Network Equipment.    Operating expenses in Network Equipment for the third quarter of 2013 were $11.9 million, or 52% of revenue, compared to $10.1 million, or 44% of revenue in the third quarter of 2012. The $1.8 million, or 18%, increase was planned for and was due to a $0.6 million increase in salaries for the hiring of new engineers and outside engineering support cost, a $0.4 million increase in consulting and support costs for the implementation of an enterprise-wide business software system, a $0.4 million increase in back office and IT support costs, a $0.4 million increase of sales team compensation and marketing activities, and a $0.2 million increase in finance support salaries. Partially offsetting these increases was $0.2 million in lower audit and accounting related fees. We do not expect to continue to incur support costs for the implementation of the business software system at the same level in the future, and we anticipate continuing to benefit from the lower auditing and accounting fees.

Network Integration.    Operating expenses in Network Integration for the third quarter of 2013 were $1.4 million, or 9% of revenue, compared to $2.4 million, or 18% of revenue, in the third quarter of 2012. In the third quarter of 2012, we had a $1.1 million write down of goodwill. Excluding this prior year write down, the increase in operating costs was mainly due to lower advertising costs in the third quarter of 2013 partially higher audit and accounting fees.

Corporate. Corporate expenses decreased by $2.3 million in the third quarter of 2013 compared to the third quarter of 2012. This decrease was due a $1.0 million decrease in legal fees primarily resulting from the settlement of the derivative litigation in June 2013, a $0.7 million decrease in professional consulting services to support the transition of the Corporate structure, and a $0.6 million decrease in audit and accounting service fees. We anticipate to continue benefiting from lower professional consulting services and lower auditing and accounting fees.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2013	2012	$ Change	% Change	% Change constant currency(1)
Network Equipment	$87	$2,163	($2,076)	(96)%	(96)%
Network Integration	1,525	(168)	1,693	(1,008)	(955)
Total segment operating income (loss)	1,612	1,995	(383)	(19)	(24)
Corporate unallocated and adjustments (2)	(1,573)	(4,115)	2,542	62	(62)
Total	$39	($2,120)	$2,159	(102)%	(98)%

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

The $0.6 million, or 4%, increase in gross profit and the $1.6 million, or (9)%, decrease in operating expenses primarily led to a $2.2 million increase in our operating profit.

Network Equipment.   Network Equipment reported an operating profit of $0.1 million and $2.2 million in the third quarter of 2013 and 2012, respectively. The change in operating profit was due to a $0.3 million decrease in gross profit and a $1.8 million planned increase in operating expenses. Operating margin was 0% in 2013 and 9% in 2012.

Network Integration.   Network Integration reported operating income of $1.5 million for the third quarter of 2013, compared to $0.2 million in the third quarter of 2012. Excluding the $1.1 million write down of goodwill, discussed above, the $0.6 million increase was primarily due to the $0.7 million increase in gross profit that was partially offset by a $0.1 million decrease in operating costs. Network Integration operating margin was 10% in the third quarter of 2013 compared to (1)% in the third quarter of 2012.

Interest Expense and Other Income, Net

Interest expense was $0.04 million in the third quarter of 2013 compared to $0.1 million in the third quarter of 2012. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and the litigation settlement.

Provision for Income Taxes

The tax provision for the third quarters of 2013 and 2012 was $0.01 million and $0.9 million, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $0.1 million in the third quarter of 2013 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

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

An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2013, the U.S. federal and state NOLs continued to carry a full valuation allowance.

Nine months ended September 30, 2013 Compared To Nine months ended September 30, 2012

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$64,852	$65,248	($396)	(1)%	(1)%
Network Integration group	50,701	48,892	1,809	4	1
Before intersegment adjustments	115,553	114,140	1,413	1	—
Intersegment adjustments (2)	(88)	(8,433)	8,345	(99)	(99)
Total	$115,465	$105,707	$9,758	9%	8%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the nine months ended September 30, 2013 increased $9.8 million, or 9%, compared to the comparable period of 2012, due to a $1.8 million increase in Network Integration revenue and a $8.3 million, or 99% decrease in Intersegment adjustments, which are eliminated in consolidation. These were partially offset by a $0.4 million decrease in Network Equipment revenue. Our former subsidiaries, Alcadon and Pedrena, were sold in the fourth quarter of 2012. Since Alcadon and Pedrena were still our subsidiaries in the third quarter 2012, the revenue of $8.1 million from these former subsidiaries was reported as intersegment sales that were included in Network Equipment and eliminated in determining consolidated revenue. In the fourth quarter of 2012, after the two subsidiaries were sold, we continued to sell product to these former subsidiaries, and those sales are now reported as trade sales with no adjustment required. Consolidated revenue would have been $1.3 million lower if foreign currency exchange rates had remained the same as they were in the first nine months of 2012.

Network Equipment Group.    Revenue generated from the Network Equipment group decreased $0.4 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenues increased primarily due to a decrease in service revenues that were partially offset by an increase in product revenue. Geographically, OCS Americas and Europe revenues increased $11.2 million that was partially offset by a $3.2 million decrease in Asia Pacific where large initial contract orders from a Tier One customer that drove significant revenue volume during the first nine months of 2012, were not repeated in first nine months of 2013.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2013	2012	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$44,264	37,744	6,520	17%
Europe	15,864	11,250	4,614	41
Asia Pacific	4,637	7,822	(3,185)	(41)
Total external sales	64,765	56,816	7,949	14
Sales to Network Integration group:
Europe	87	8,432	(8,345)	(99)
Total intersegment sales	87	8,432	(8,345)	(99)
Total Network Equipment revenue	$64,852	$65,248	($396)	(1)%

Network Integration Group.    Revenue generated from the Network Integration group was $1.8 million higher in the first nine months of 2013 compared to the first nine months of 2012. At Tecnonet, service revenue was up 13% for the first nine months of 2013 as compared to the first nine months of the prior year. This was partially offset by a 5% decrease in product revenues. The competition within the Italian telecom market has increased as Italy continues to work through its economic and political difficulties. As Tecnonet is only a reseller of third party equipment, this competitive environment has hit Tecnonet's product revenue side of the business harder than its higher margin service business. We anticipate that product revenue will continue to be under pressure. Revenue would have been $1.3 million lower in the first nine months of 2013 had foreign currency exchange rates remained the same as they were in the first nine months of2012. All revenue in the Network Integration group was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$33,990	$32,342	$1,648	5%	5%
Network Integration group	7,378	7,923	(545)	(7)	(10)
Before intersegment adjustments	41,368	40,265	1,103	3	2
Adjustments (2)	5	100	(95)	(95)	(95)
Total	$41,373	$40,365	$1,008	2%	2%

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

Consolidated gross profit increased $1.0 million, or 2% for the nine months ended September 30, 2013 from the prior year period, due to the 9% increase in revenue that was partially offset by a decrease in gross margin from 38% to 36%. The decline in average gross margins was due to the negative effect of the elimination of revenue and gross profit of our former subsidiaries, Alcadon and Pedrena, discussed above and decline in gross margin in Network Integration that was partially offset by an increase in Network Equipment group gross margins. Gross profit would have been $0.2 million lower in the first nine months of 2013 if foreign currency exchange rates had remained the same as they were in the first nine months of 2012.

Network Equipment Group.    The $1.6 million, or 5%, increase in gross profit for the Network Equipment group for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due to an increase in average gross margin from 50% to 52% that was partially offset by a $0.3 million decrease in revenue. The increase in average gross margin for the first nine months of 2013 as compared to the first nine months of prior year was due to an increase in labor and overhead of $0.1 million, a favorable change in product revenue mix of $0.8 million, and a decrease in inventory write-offs $1.0 million, all of which primarily occurred at OCS. The mix of product and service revenues for the first nine months of 2013 and 2012 remained consistent, and gross margin in both revenue streams improved during the first nine months of 2013. Gross profit would have been flat in in the first nine months of 2013 had foreign currency exchange rates remained the same as they were in the first nine months of 2012.

Network Integration Group.    Gross profit for the Network Integration group decreased $0.5 million, or 7% for the first nine months in 2013 as compared to first nine months in 2012. The decrease was primarily due to a decrease in average gross margins from 16% in the first nine months of the prior year to 15% in the first nine months of 2013 partially offset by a $1.8 million increase in revenue discussed above. The decline of average gross margins is due to significantly lower product gross margins in the first nine month of 2013 at Tecnonet. As previously discussed, this decline in product gross margins is the result Tecnonet competing as a reseller of third party product in the Italian telecommunications market that is experiencing intense competition on price. The decline in product margins was partially offset by an increase in service revenue gross margins during the first nine months of 2013 as compared to the first nine months of the prior year, and a favorable shift toward a higher proportion of service revenue to total revenue. The improvement in service gross margin is due to volume related efficiencies and a favorable change in support rev enue mix toward internally supported services that have higher gross margin than service revenues with outsourced support. Gross profit would have been $0.2 million lower in the first nine months of 2013 had foreign currency exchange rates remained the same as they were in the first nine months of 2012.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Nine Months Ended September 30:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$35,318	$31,946	$3,372	11%	11%
Network Integration group	4,486	5,414	(928)	(17)%	(19)%
Total segment operating expenses	39,804	37,360	2,444	7%	6%
Corporate unallocated operating expenses and adjustments (2)	6,078	10,014	(3,936)	(39)%	(39)%
Total	$45,882	$47,374	($1,492)	(3)%	(3)%

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

Consolidated operating expenses were $45.9 million, or 40% of revenue, for the first nine months of 2013 compared to $47.4 million, or 45% of revenue, for the prior year period, a decrease of $1.5 million, or 3%, that included $1.8 million and $2.5 million in unique costs (see below) related to investment in the core business, derivative litigation, and legal support costs for the first nine months of 2013 and 2012, respectively. Excluding these charges, operating expenses in the first nine months of 2013 were $44.1 million, or 38% of revenue, compared to $44.9 million, or 42% of revenue, in 2012, a decrease of $0.8 million, or 2%. Auditing and accounting service fees were $1.3 million lower in first nine months of 2013.

Although operating expenses decreased by $1.5 million in the first nine months of 2013 as compared to the first nine months of 2012, in both 2013 and 2012, the Company incurred additional expense of $1.8 million and $2.5 million, respectively, related to specific matters that were unique to each year. In 2013, there was a total of $1.8 million of these additional expenses, including $1.1 million in legal and support costs relating to a former employee matter, financial consulting fees incurred to provide interim support during the transition of the Corporate office of $0.4 million, $1.2 million of implementation and consulting costs for the implementation of our new enterprise-wide business software solution, and legal and settlement costs for the derivative litigation of $0.1 million. These were partially offset by insurance proceeds paid to the company upon settlement of the derivative litigation of $1.0 million. All of the additional costs incurred in the first nine months of 2013, except the $1.2 million in consultation and implementation costs, were incurred at our Corporate office. In the first nine months of 2012, we incurred $2.5 million of additional costs at our Corporate office including $0.8 million of severance costs for our former Chief Financial Officer and Vice President, Finance and $0.6 million of financial consulting fees for interim support during the transition of the Corporate office. In addition, there was a $1.1 million write down of goodwill in the Network Equipment segment in the first nine months of 2012. If the respective additional costs are excluded from the operating expenses for the first nine months of 2013 and the first nine months of the prior year, operating expense would have been $44.1 million and $44.9 for the first nine months of 2013 and the first nine months of the prior year, respectively. The Company does not anticipate the additional net costs for the first nine months of 2013 will be incurred at the same levels in the future.

Network Equipment Group.    Operating expenses in the Network Equipment group for the first nine months of 2013 were $35.3 million, or 54% of revenue, compared to $31.9 million, or 49% of revenue in the prior year period of 2012, an increase of $3.4 million, or 11%. If the consulting costs of $1.2 million for the implementation of our new enterprise-wide business software are excluded from the first nine months of 2013, the increase in operating expenses would have been $2.1 million. This increase is due to the planned investment of $2.6 million for additional engineers and engineering support to drive new product development, an increase of $0.6 million in sales and back office support costs that were partially offset by a reduction of $0.5 million in external consulting expenses, and $0.6 million in lower auditing and accounting fees.

Network Integration Group.    Operating expenses in the Network Integration group for the first nine months of 2013 were $4.5 million, or 9% of revenue, compared to $5.4 million, or 11% of revenue, for the prior year period. In the third quarter of 2012, we had a $1.1 million write down of goodwill at Tecnonet. Excluding the write down of goodwill in 2012, increase in operating expense was primarily due to additional sales and administrative labor costs. Operating expenses would have been $0.1 million lower in the first nine months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period.

Corporate. Operating expenses decreased $3.9 million in the first nine months of 2013 compared to the first nine months of 2012. If the $0.8 million in net unique costs discussed above are excluded, operating expenses decreased $3.1 million. This decrease is primarily due to $0.8 million in lower labor costs due to a reduction in workforce and restructuring of the Corporate office in 2013, $0.8 million in lower audit and accounting support fees, $0.9 million in lower legal costs, $0.4 million in lower consulting support fees, and $0.2 million lower general support costs.
Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine Months Ended September 30:	2013	2012	$ Change	% Change	% Change constant currency(1)
Network Equipment group	($1,328)	$396	($1,724)	(435)%	(435)%
Network Integration group	2,891	2,509	382	15	11
Total segment operating income (loss)	1,563	2,905	(1,342)	(46)	(50)
Corporate unallocated and adjustments (2)	(6,072)	(9,914)	3,842	39	(39)
Total	($4,509)	($7,009)	$2,500	(36)%	(34)%

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

The $1.0 million, or 2%, increase in gross profit and the $1.5 million, or (3)%, decrease in operating expenses primarily led to a $2.5 million decrease in our operating loss. If the additional operating expenses for the first nine months of 2013 and 2012, as discussed above, are excluded, our decrease in operating loss would have been $1.8 million. Our operating loss would have been $0.1 million higher in the first nine months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period. Operating losses included share-based compensation expense of $0.5 million and $0.8 million in the first nine months of 2013 and 2012, respectively.

Network Equipment Group.    The Network Equipment group reported an operating loss of $1.3 million and an operating profit of $0.4 million in the first nine months of 2013 and 2012, respectively. The increased loss was due to a $1.6 million increase in gross profit offset by a $3.3 million increase in operating expenses. Operating margin was (2)% in the first nine months of 2013 and 1% in 2012, respectively. Operating losses would have been flat in the first nine months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period.

Network Integration Group.    The Network Integration group reported operating income of $2.9 million for the first nine months of 2013, compared to operating income of $2.5 million for the prior year period. Excluding the write down of goodwill in the prior year, the $0.7 million decrease was due to the $0.5 million decrease in gross profit and a $0.2 million increase operating expenses due to higher legal and accounting fees. The Network Integration group operating margin was 6% in the first nine months of 2013 compared to 5% in the first nine months of 2012. Operating income would have been $0.1 million lower in the first nine months of 2013 had foreign currency exchange rates remained the same as they were in the prior year period

Interest Expense and Other Income, Net

Interest expense was $0.4 million in both the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlement. In the second quarter of 2012, we recognized a $2.3 million gain on settlement of litigation that had been previously reserved.

Provision for Income Taxes

The tax provisions for the nine months ended September 30, 2013 and 2012 were $0.4 million compared to a $2.1 million benefit, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $5.1 million in the nine months ended September 30, 2013 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

Tax Loss Carryforwards

As of December 31, 2012, we had NOLs of $173.7 million, $112.0 million, and $90.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company had capital loss carryforwards of $110.3 million and $47.1 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2013, the U.S. federal and state NOLs had a full valuation allowance.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Company's cash and restricted time deposits and escrow accounts decreased from $40.8 million to $31.1 million, a decrease of $9.7 million. Our cash outflows included a net loss adjusted for non-cash expenses of $4.2 million including depreciation and amortization, share-based compensation, and deferred taxes. These operating outflows were offset with cash inflows from working capital of $1.2 million, including a $2.5 million decrease in other assets primarily resulting from the receipt of escrowed funds due from the sale of CES in 2012, a $1.6 million increase in accounts payable that occurred due to an increase in materials purchased, a $1.8 million increase in accrued liabilities as a result of additional accruals for non-income taxes, a $2.4 million increase in deferred revenue as a result of a seasonal increase in service revenues, offset by a $2.5 million increase in inventory due to additions related to anticipated needs of projects, and an accounts receivable increase of $4.3 million resulting from a shift from financing certain Italian carrier receivables to traditional lines of credit versus factoring. These net cash outflows from operations were offset by cash used in investing and financing activities. We used $2.7 million of cash for purchases of property and equipment and purchased 273,079 shares of the Company's Common Stock for $2.7 million. (See Note 15, Share Repurchase). In addition, we made payments on short-term debt of $8.5 million, which partially offset additional borrowings of $7.1 million.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when our cash on hand exceeds our foreseeable cash needs. We also review the capital needs of our business units and make decisions regarding investing in our businesses. We continue to execute on a plan to complete upgrades to our systems and equipment needed to support our growth objectives in the carrier Ethernet and optical transport markets among others. As of September 30, 2013, we had used approximately $2.7 million of $4.6 million in cash earmarked for these initiatives during 2013. We believe that cash on hand and cash flows from operations will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (dollars in thousands):

	September 30, 2013	December 31, 2012
Cash
Cash and cash equivalents	$30,819	$40,609
Restricted time deposits	244	240
	31,063	40,849
Short-term debt	3,935	5,267
Cash in excess of debt	$27,128	$35,582
Ratio of cash to debt (1)	7.9	7.8

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings. These borrowings were substantially reduced during the quarter ending September 30, 2013 as the Company becomes more strategic in its financing arrangements and supplier selection.

The following table summarizes our short-term debt (in thousands):

	September 30, 2013	December 31, 2012	Increase (decrease)
Lines of credit secured by accounts receivable	$3,935	$5,267	($1,332)
Total short-term debt	$3,935	$5,267	($1,332)

The decrease in short-term debt at September 30, 2013 includes payments of $8.5 million, partially offset by additional borrowings of $7.1 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands). While overall working capital decreased $9.3 million, it was primarily due to improvements in accounts receivable collections, a reduction in inventory balances and to strategic decisions made to reduce the Company's reliance on short-term debt at Tecnonet.

	September 30, 2013	December 31, 2012
Current assets	$115,303	$119,591
Current liabilities	55,402	50,480
Working capital	$59,901	$69,111
Current ratio (1)	2.1	2.4

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the quarter ended September 30, 2013, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of September 30, 2013, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of September 30, 2013, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of September 30, 2013, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 66.0% of our cost of sales and operating expenses are reported by these subsidiaries for the nine months ended September 30, 2013 compared to 64.0% for the same period for 2012. These currencies were generally stronger against the U.S. dollar for the nine months ended September 30, 2013 compared to the same period for 2012, so revenues and expenses in these countries translated into more dollars than they would have in the first nine months of 2012. For the nine months ended September 30, 2013, we had approximately:

•	$47.7 million in cost of goods and operating expenses recorded in euros;

•	$0.9 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2013, our costs would have increased to approximately:

•	$52.5 million cost of goods and operating expenses recorded in euros;

•	$1.0 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	September 30, 2013	December 31, 2012
U.S. dollars	$28,163	$37,620
Euros	1,513	1,008
Taiwan dollars	17	51
Israeli new shekels	1,015	1,631
Other	111	299
Total cash and cash equivalents	$30,819	$40,609

Macro-economic uncertainties.  We believe that the past few years of sustained softness in the global economy has affected our revenues and operating results, particularly in the Italian market.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins. Although we are starting to see an improvement in market conditions in the latter part of 2013, such market opportunities and dynamics are in their early stages, and it remains uncertain as to their current and long term effect on our business. Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.

Valuation and qualifying accounts.

Accounts Receivable Reserve	Nine months ended
September 30, 2013
Balance at beginning of period	$1,733
Charged to expense	323
Write-offs	(4)
Foreign currency translation adjustment	20
Balance at end of period	$2,072

Product Warranty Reserve	Nine months ended
September 30, 2013
Beginning balance	$1,006
Cost of warranty claims	(180)
Accruals for product warranties	36
Foreign currency translation adjustment	—
Total	$862

Item 4.	Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During this fiscal quarter, we implemented a new enterprise-wide business software. As such, management has updated its processes, control documentation, and is testing controls to determine if the new controls are designed appropriately and operate as management has intended.

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

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV has paid and accrued $1.9 million in payment for services of defense counsel and other parties through September 30, 2013 above the insured amount. We have agreed to pay reasonable attorney fees and expenses for the individual defendants in the Stipulation, and will continue to incur our own legal expenses until this matter is finally resolved and non-appealable. Any such future obligations are not determinable at this time.

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

We are implementing a new enterprise-wide business software (“ERP”) to improve our operational efficiency. The ERP is designed to accurately maintain our financial reporting data and provide information to our management team important to the operation of our business. Our ERP will require, the investment of significant human and financial resources. The implementation of this new ERP software involves numerous risks, including disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the software's functionality, and disruption of our financial reporting process. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs, or other difficulties. Any significant disruption or deficiency in the design or implementation of the ERP could adversely affect our business.

For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchase of our Common Stock during the quarter ending September 30, 2013. These repurchases were pursuant to two repurchase plans. The first repurchase plan was for up to $10 million of the Company's Common Stock approved by our Board of Directors and announced by the Company in December 2012, and terminated in August, 2013. In August 2013, our Board of Directors approved a replacement repurchase plan on substantially the same terms for up to $7,013,838 of the Company's Common Stock. This repurchase plan is scheduled to expire on May 14, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Amount Remaining for Purchase Under the Repurchase Plan
July 1, 2013 to July 31, 2013	30,600	$9.19	$7,925,690
August 1, 2013 to August 31, 2013	88,161	$10.07	$7,037,908
September 1, 2013 to September 30, 2013	12,916	$10.00	$6,908,748

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5  - Other Information

Amendment to Bylaws
On November 8, 2013, the Board of MRV Communications, Inc. unanimously approved an amendment to the Company’s Bylaws. The amendment, which provides that the number of directors of the Company shall not be less than three (3), became effective November 8, 2013.

Item 6.	Exhibits

(a)    Exhibits

No.	Description

3.1	Bylaws of MRV Communications, Inc., as amended through November 8, 2013

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2013.

MRV COMMUNICATIONS, INC.

By: /s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen A. Garcia
Stephen A. Garcia
Chief Financial Officer
Principal Financial Officer