Form 10-K
period 2013-12-31
MRV COMMUNICATIONS INC
filed 2014-03-17
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-K
________________________

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2013 (based upon the closing sale price of such shares on the OTC QB on June 28,, 2013) was $70,631,266. The number of shares of Common Stock, $0.0017 par value, outstanding as of February 28, 2014 — 7,293,052.

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

For the Year Ended December 31, 2013

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

◦
OCS is based in the United States and provides solutions that enable access, transport, aggregation, and management of various communications traffic for fixed line, cable, content delivery, cloud-based and mobile communications networks leveraging both direct and channel sales through third party channel partners. As of December 31, 2013, OCS had 267 employees.

◦
Appointech is based in Taiwan and provides high quality designs and cost-effective manufacturing capabilities of fiber optic modules for the fiber-optic communication industry. As of December 31, 2013, Appointech had 13 employees.

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

◦
Optical Transport and Wave Division Multiplexing ("WDM"): For over two decades, we have been providing innovative and award winning optical transport solutions to the market. From simple media conversion to high-end reconfigurable optical add-drop multiplexer ("ROADM") optical transport, we have been delivering solutions for a broad range of optical communications applications serving content delivery networks ("CDNs"), data centers, internet exchanges, enterprises, carriers and service providers, and education and government entities. Our optical transport solutions address the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network edge. We are a leader in critical high density, low power optical transport solutions.

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

Network Integration:

◦
With best-in-class equipment, hardware and software offerings, the Network Integration segment provides end-to-end solutions including consulting, installation and support and managed services for fixed line, cable and mobile communications networks. Our Network Integration subsidiary, Tecnonet, is an Italian supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration, and optimization serving the Italian market. As of December 31, 2013, Tecnonet had 137 full-time employees and 83 temporary employees.

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

In a report issued on February 6, 2013, Cisco Systems, Inc. ("Cisco") estimated that two-thirds of the world's mobile data traffic will be video by 2017. The report also noted that mobile video is projected to increase 16-fold between 2012 and 2017, accounting for over 66% of total mobile data traffic by the end of the forecast period. To deliver this bandwidth, CSPs are upgrading their network access infrastructure. Further fueling this investment is the growing competition among wireless service providers, wireline telecom providers, and cable/MSOs to penetrate each other's incumbent markets. Global telecom services continue to be the largest portion of information technology ("IT") spending. Gartner, Inc., a market research company in the telecommunications industry, forecasts that of the estimated $3.8 trillion in total worldwide IT spending in 2014, telecommunications services are expected to represent $1.742 trillion, a rise of 2.4% over the $1.701 trillion in 2013.

To improve network capacity and provide the packet-level intelligence needed in the wireless and wireline last mile, CSPs are converging historically separate Ethernet and optical transport network technologies. Ethernet technology has long been deployed within enterprises. Over the past several years “Carrier-grade” Ethernet has been implemented by CSPs in wide area networks ("WANs") as a result of improved quality-of-service, reliability and inclusion of features traditionally found in SONET or ATM based equipment. By keeping traffic packetized, CSPs provide customers with improved network utilization and value-added managed services in addition to raw transport or bandwidth. Ethernet access devices, such as those offered by OCS, provide CSPs a scalable and cost effective way to improve traffic handling within the access network and demarcation points while grooming the traffic being routed into the core network. By managing traffic effectively at the edge of the network, service providers can reduce the number of core router ports needed, leading to significant cost savings. In a report issued on September 30, 2013, Infonetics Research forecasts that the Ethernet over fiber access device market is projected to reach $938 Million in 2017, with a compound annual growth rate ("CAGR") from 2012-2017 of 9.6%.

Similarly, Optical Transport technology, historically deployed deep within the core of CSPs' networks, has been pushed out to the metro and access areas of the network, reflecting both the increased need for bandwidth and the improved price-performance characteristics of optical networking gear. Optical Transport refers to the transmission of data signals through a fiber optic cable. One of the more common techniques utilized for Optical Transport optimization is WDM. Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. To more efficiently utilize the fiber infrastructure, CSPs have increased, and continue to increase, the transmission speeds (from 1G to 10GE to 40GE and to 100GE), narrow the channel spacing (reducing the space between wavelengths) and packetize the transmitted traffic. According to Infonetics Research (Optical hardware Market Share and Forecast 2013), the WDM Metro market is projected to reach $8.5 Billion in 2017, with a compound annual growth rate ("CAGR") from 2012-2017 of 13%.

Mobility continues to be an influential theme within communications, as the number of connected devices rises and the usage of such devices expands. According to Cisco's Visual Networking Index ("VNI") published on February 5, 2014, by the end of 2018, the number of mobile-connected devices will be 1.4 time greater than the number of people on earth. There will be over 10 billion mobile-connected devices in 2018, including machine-to-machine modules-exceeding the world's population at that time (7.6 billion). Moreover, new data-enabled mobile computing devices such as laptops, tablets, and smart phones carry a much higher usage profile and require faster access speeds compared with legacy devices. Consumer video content sharing and the rise of mobile oriented online services and cloud-based services are driving mobile data traffic. According to Cisco's VNI, global mobile data traffic is expected to grow at a 61% compound annual growth rate (CAGR) from 2013 to 2018, three times faster than the growth of global IP fixed traffic during the same period. By 2018, global mobile data traffic will reach 15.9 exabytes per month, or a run rate of 190 exabytes annual. The use of fiber as a backhaul medium is increasing due to its advantages of high speed throughput and long transport distance. Currently, however, over 50% of the mobile sites in North America are backhauled using T1 lines over copper wire, which was adequate for voice traffic but is insufficient to support growing mobile data traffic. CSPs such as Verizon are leveraging their fiber-to-the-premise (FiOS) broadband build out to upgrade their mobile backhaul.

Network Integration

According to the Assinform, a national association of IT companies in Italy, the Italian Information and Communication Technology ("ICT") market is comprised of two major segments: (i) the IT segment, which includes IT services, software, technical assistance and hardware, and (ii) the telecommunication segment, which includes mobile and fixed phone services. The IT segment of the ICT market has three sub-segments: (i) services, (ii) software, and (iii) hardware and technical assistance. Our European business unit competes only in the IT services market. The Italian IT services market amounted to €10.5 billion in 2012. The major carriers we serve within the Italian ICT market are engaged in significant contracts with the Italian government to provide support and expand and modernize the Italian communication infrastructure. Due to the life cycle of these government contracts, companies, such as MRV, that partner with these major carriers require a significant commitment of working capital to fund these projects to maturity. The market is highly competitive and price sensitive requiring businesses to operate with a highly efficient support structure.
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

Major Customers

As of December 31, 2013 and 2012, amounts due from Telecom Italia S.p.A. and FastWeb S.p.A., Network Integration segment customers, exceeded 49% of our gross accounts receivables. Revenue from FastWeb S.p.A., a Network Integration segment customer, exceeded 28% of our revenue in 2013, 2012, and 2011.

Products and Services

We provide integrated secure network equipment and services connecting digital data, voice, and video within buildings and across private networks located in multiple buildings such as college and corporate environments, and in metropolitan and regional long-haul networks. Our products and services include:

•	Optical Transport products;

•	Carrier Ethernet products;

•	Network management products;

•	Infrastructure management products; and

•	Network integration and services.
Optical Transport Products
Optical Transport refers to the transmission of data signals through a fiber optic cable. One of the more common techniques utilized for Optical Transport optimization is WDM. Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. MRV's Optical Transport portfolio addresses the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network optical edge enabling access, metro and long-haul optical communications. With the integration of WDM and Ethernet packet functionality, MRV is delivering advanced packet-optical transport solutions. MRV’s best-of-breed optical transport proposition provides a scalable and flexible Optical Transport solution with a robust and simplified system architecture that provides entry level access platforms to high-end solutions that can support up to 8 Tbps per fiber pair.
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

The Fiber Driver® optical multi-service product line provides a full range of services demarcation, media conversion, signal repeating and fiber-optimization solutions, including coarse and dense WDM capabilities. Both managed and unmanaged solutions are available, including rack-mount, modular systems and desktop systems. The Fiber Driver line includes several families of products with the flexibility for any type of optical or copper technology, covering virtually every protocol in use in networking today. With very low power consumption, the Fiber Driver optical multiservice platform consumes 20% - 30% less power than competing optical transport systems. In testing against industry power efficiency standards, the Fiber Driver achieves excellent ratings, making it one of the highest efficiency optical networking systems on the market.

OptiDriverTM is the most recent addition to MRV’s comprehensive family of advanced optical transport network elements. Designed to offer the industry’s highest density 10Gbps transport, with more than 80 wavelengths in only 10RU. OptiDriver™ is purpose-built to help network operators accommodate next-generation bandwidth and service requirements while reducing operational and capital expenses. OptiDriver™ supports intelligent ROADM and 100Gbps transport and can evolve over time as these advanced technologies mature. For additional and extended flexibility, OptiDriver’s™ chassis supports modules from other MRV optical transport products, enabling a comprehensive set of applications to ease the transition to new features and more intelligent networks.

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
Our OptiSwitch® family is an award-winning line of compact Carrier Ethernet switching platforms that range from the OptiSwitch® 9000 metro Ethernet aggregation products to the OS900 demarcation series. OptiSwitch® products offer service providers a full suite of carrier-grade Ethernet services along with high-availability, enhanced quality of service, security, time-division multiplexing circuit emulation and Ethernet operation, administration and maintenance ("OAM") support. This full suite of OAM tools creates flexible service awareness and rigid service level agreements ("SLAs"). OptiSwitch® products meet IEEE, ITU, IETF industry standards and MEF specifications, offering complete control to simplify deployment and management while maintaining full interoperability and visibility into customer and provider networks.
Network Management
Service delivery infrastructure is transforming the way services are provisioned from faster connectivity to more intelligent service awareness and control. MRV's Pro-Vision™, is a carrier-class service provisioning and management solution providing multi-layer application level visibility, intelligence and control. Pro-Vision provides real-time insights into higher layers that identifies applications, usage and trends and enables revenue generating services business models for service providers to differentiate and increase revenue. It provides a suite of applications and tools to create, provision, and fully manage large-scale Carrier Ethernet 2.0 network deployments powered by our OptiDriver™ OptiSwitch®, LambdaDriver® and FiberDriver® product families. Pro-Vision's state-of-the-art product suite is comprised of end-to-end service provisioning, powerful performance monitoring, including real-time and historical performance statistics collection for service, bandwidth utilization, and quality of service management. Pro-Vision offers a web-based customer portal that allows per customer monitor real-time service performance and SLA verification. Pro-Vision provides per-service fault detection, multi-user security levels, and site-wide maintenance. It supports a secured Web services-based northbound interface for interconnection with service provider and equipment vendor operations/business support systems ("OSS/BSS"). Pro-Vision is deployed by major Tier-1 carriers and service providers and enables large scale deployments with automated zero-touch provisioning along with rapid turn-up and service provisioning for reduced operational expense. Pro-Vision supports the software defined networking ("SDN") architecture enabling application awareness, control and intelligence to the applications with Open API and MRV's powerful MasterOS™ operating system software.
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
Worldwide Sales and Marketing
As of December 31, 2013, our worldwide sales and marketing organization consisted of 97 employees, including sales representatives, technical support and management. We have field sales offices in more than 12 countries involved in the sales and distribution of our products, providing system installation, technical support, and follow-up services to end users of our products. Through the field sales offices, we sell our products and services both directly and through channel partners with support from their sales forces. Our channel partners include distributors, value-added resellers and system integrators. Outside the United States, we conduct operations in Argentina, Australia, Germany, Israel, Italy, the Netherlands, Russia, Thailand, the Philippines, Poland, Taiwan, and the United Kingdom.
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
Competition
The communications equipment industry is intensely competitive. We compete directly with a number of established and emerging networking companies. Most of our competition in the Network Integration segment comes from other regional service providers in Italy such as Italtel S.p.A., Alpitel S.p.A., Maticmind S.p.A., NextiraOne Italia S.r.l., and Lutech S.p.A.
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
Product Development and Engineering
We believe that in order to maintain our technological competitiveness and to serve our customers better, we must enhance our existing products and continue to develop new products. Accordingly, our Network Equipment segment focuses a significant amount of resources on product development and engineering. Product development and engineering expenses were $19.4 million, $15.3 million, and $14.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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
Employees
As of December 31, 2013, MRV employed 420 full-time employees. Of these employees, 167 were in manufacturing, 105 were in product development and engineering, and 148 were in sales, marketing and general administration. Of these employees, 269 work in locations outside the United States.
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
Revenue by Segment
Please refer to Note 13 Segment Reporting and Geographic Information of our Consolidated Financial Statements located in Item 8 of this Form 10-K for our revenue for the last three years by segment.

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

We did not achieve profitability on a consolidated basis for the year ended December 31, 2013, and may not achieve profitability in the future.
We did not achieve profitability for the year ended December 31, 2013 on a consolidated basis, and we expect to continue to incur significant product development, sales and marketing and general and administrative expenses, and costs related to improving manufacturing efficiency in the near term. As a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in the future. We may not be successful in our efforts to contain expense levels and increase revenue levels, and we may not attain profitability on a sustained basis or at all.

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

One customer of the Network Integration segment accounted for 28% of total revenue for each of the years ended December 31, 2013, 2012 and 2011, respectively. The same customer in the Network Integration segment accounted for 22% and 21% of accounts receivable as of December 31, 2013 and 2012, respectively. Another customer of the Network Integration segment accounted for 27% and 9% of accounts receivable as of December 31, 2013 and 2012, respectively. While our financial performance benefited from substantial sales to these customers, because of the magnitude of sales to these customers, our results would suffer if we were to lose their business. Additionally, if those customers, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due. Both customers are major telecom companies operating predominately in Italy.

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

Changes in the seasonality of our business could cause our operating results to fluctuate.
Sales of our products are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. However, the current global economic environment may impact typical seasonal trends, making it more difficult for us to forecast our business. Changes in the product or channel mix of our business can also impact seasonal patterns, adding to complexity in forecasting demand. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and operating results. Changes in seasonality may also lead to greater volatility in our stock price.

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

During each of the years ended December 31, 2013 and 2012, product development and engineering expenses accounted for 12% and 10% of revenue, respectively. In 2014, we are investing further in our engineering staff and the development of our product lines, and expect this expense to increase. Introduction of new products and product enhancements will require that we effectively transfer production processes from development to manufacturing and coordinate our efforts with those of our manufacturers and suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

We currently purchase several key components from single or limited sources. Moreover, we depend on the quality of the products supplied to us, over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. Sudden significant increases in demand for products that we purchase may cause delays in delivery of subcomponents, which may cause delay in delivery of our products. Larger competitors may be able to demand more rapid delivery of components parts in comparison to us. If we cannot supply products due to a lack of certain components or are unable to redesign products with other components in a timely manner, our business will be significantly harmed.

We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance. We may have difficulty in identifying and qualifying another supplier in a timely manner. We have in the past had to change suppliers, which, in some instances, resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

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

International sales accounted for 61.0%, 62.0% and 63.0% of revenue for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Our interest income and expense is impacted by fluctuations in interest rates. Changes in foreign exchange rates impact us in four ways. Several of our foreign business units have a functional currency other than the U.S. dollar. The amount of revenue, expenses, assets and liabilities measured in U.S. dollars is impacted by changes in exchange rates. Our revenue and profits were positively impacted in 2013 and 2011, and negatively affected in 2012 because of the fluctuations of the U.S. dollar relative to the currencies in which these business units report their results. Further, fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. The proportion of our costs incurred in various currencies varies from the proportion of revenue denominated in that currency which may materially impact our gross margins. Some of our accounts receivable, cash balances, accounts payable, credit lines, and other assets and liabilities are denominated in currencies other than the related business unit's functional currency. Increases or decreases in the expected amount of cash flow result in foreign exchange gains or losses which impact our profitability. We currently do not have any hedging or swap agreements in place other than intra-quarter currency hedges at one of our Israeli subsidiaries. Where possible, we attempt to denominate sales in countries in which we do business in the local currency, to match the proportion of cost and revenue transacted in each currency, and to match the assets and liabilities held in each currency which helps to reduce foreign exchange rate exposure to some degree. We could incur losses from the lack of hedging activities in the future. In addition, inflation or fluctuations in currency exchange or interest rates in any of the countries that we do business could increase our operating expenses and thereby adversely affect our results of operations.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

 As of December 31, 2013, MRV had federal, state and foreign net operating losses, or NOLs, of $172.3 million, $93.1 million and $95.8 million, respectively and $110.5 million and $24.0 million of federal and state capital loss carryforwards. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income, may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited.

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

New regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of

Congo (DRC) and adjoining countries. As a result, in August 2012, the Securities and Exchange Commission adopted disclosure rules regarding a company’s use of conflict minerals in their products, with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from the DRC or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict-free, we may face challenges with customers, which could place us at a competitive disadvantage and could harm our reputation.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

We rely upon a number of internal business processes and information systems to support key business functions and the efficient operation of these processes and systems is critical to our business. We have implemented an enterprise resource planning (“ERP”) system in 2013 that allows the financial and other business functions to interact and scale to support the growth of our business. The continued integration of the ERP system into our business can be costly and imposes substantial demands on management's time, and may be disruptive to our operations. Further, it may require changes in our other information systems, modification of internal control procedures and training of employees or third party resources. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber-attacks affecting our systems or those of third party business partners. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on the operation of our business and our results of operations.

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

We were involved in various derivative litigation suits due to past stock option granting practices, and the related restatement of our prior financial results that negatively affected our financial results and diverted management and Board attention from the management of our business.

In connection with our past stock option grant practices, we, and a number of our former directors and officers, were subjected to a number of lawsuits. A description of the litigation is set forth in Item 3. "Legal Proceedings" of this Form 10-K. Although we entered into a Stipulation of Settlement with the other parties to the litigation which was approved by the courts , we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) potential indemnification obligations for our former directors and officers related to the litigation; (ii) costs in effectuating on-going or additional remediation actions; and (iii) diversion of the time and attention of members of our management and Board of Directors from the management of our business.

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

We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and identified a material weakness for the year ended December 31, 2013. In 2009, we restated our financial statements for the year ended December 31, 2008, and had two material weaknesses due to the restatement. We had another material weakness in the year ended December 31, 2009, and another in the fourth quarter of 2011, which was remediated by year end, however five significant deficiencies still remained at year end. For the year ended December 31, 2012, we had no material weaknesses, and reduced the number of significant deficiencies to one.
We cannot assure you that we will not discover other material weaknesses in the future. If we fail to maintain the internal controls we implemented, or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, or as our business changes, we may fail to meet our annual or periodic reporting obligations and there may be material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose further confidence in our reported financial information, there could be investigations or sanctions by regulatory authorities or litigation and there could be a material adverse effect on our stock price.

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

Our Common Stock was delisted from trading on the NASDAQ Global Market in August 2009, and while we are seeking relisting on the NASDAQ Capital Market, at present the OTCQB Marketplace is the only public market where investors can trade our Common Stock. The OTCQB Marketplace is an inter-dealer electronic quotation and trading system that provides significantly less liquidity and daily trading volume than a national securities exchange or automated quotation system. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, and the lack of liquidity for our Common Stock may have a depressive effect on the market for our Common Stock.

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
None.

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

Item 3.    Legal Proceedings.
We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. In addition, we were party to the litigation set forth below.
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
As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which includes, among other things, (a) a release of all claims relating to the derivative lawsuits for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) a payment of attorney's fees to plaintiffs' counsel of up to $500,000 in cash and 250,000 five-year term warrants to purchase the Company's Common Stock at a strike price equal to the closing price of the Company's Common Stock on the day the Court's judgment approving the settlement becomes final (as defined in the Settlement Stipulation); and (d) continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013, the Federal Court granted final approval of the Settlement Stipulation and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company was also required to undertake certain corporate governance reform actions, all of which are either in process of implementation or have been implemented.
A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV has paid and accrued $1.9 million in payment for services of defense counsel and other parties through December 31, 2013 above the insured amount.
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

PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock was traded on the NASDAQ Global Market under the symbol "MRVC" until June 16, 2009. MRV is currently trading on the OTCQB Marketplace. Over-the-counter quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low sales prices for the periods indicated:

	High	Low
Year Ended December 31, 2013
First quarter ending March 31	$11.32	$8.91
Second quarter ending June 30	$10.90	$8.30
Third quarter ending September 30	$10.85	$8.40
Fourth quarter ending December 31	$12.00	$9.40
Year Ended December 31, 2012
First quarter ending March 31	$21.60	$17.00
Second quarter ending June 30	$22.00	$12.60
Third quarter ending September 30	$13.40	$9.60
Fourth quarter ending December 31	$12.00	$9.40
As of February 28, 2014, the closing price of our Common Stock was $14.25 per share, and there were approximately 2,465 stockholders of record.
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

Equity Compensation Plans
The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option plans as of December 31, 2013.

Plan Category	Number of securities issuable upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	206,700	$22.77	250,612
Equity compensation plans not approved by security holders (2)	142,754	$35.94
Total	349,454	$28.15	250,612
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

In 2007, MRV's stockholders approved the Omnibus Plan to consolidate MRV's two outstanding equity compensation plans including (a) MRV's expiring 1997 Incentive and Nonstatutory Stock Option Plan, under which all employees, officers, directors and consultants were eligible to participate, which was submitted to and approved by stockholders, and (b) the Consolidated Plan which was not submitted to or approved by stockholders as neither the NASDAQ qualification standards nor federal law or regulation required such approval at the time the Consolidated Plan was adopted. On October 11, 2012, MRV's stockholders approved an amendment to the Omnibus Plan to eliminate the sub-limit of the number of shares of restricted shares and performance and other stock-based awards that have otherwise previously been authorized for issuance under the plan and to incorporate additional stockholder-friendly revisions to the plan. They also re-approved the material terms of the plan relating to the performance-based awards in order to enable the Company to satisfy applicable tax law requirements.
Upon adoption of the Omnibus Plan, no further shares were available for future grants of options or warrants under its predecessor plans including shares that became and become available as a consequence of the cancellation or forfeiture of outstanding options granted under such plans.
Performance Graph
The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2008, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	Cumulative Total Return
	2008	2009	2010	2011	2012	2013
MRV Communications, Inc.	100.00	92.21	232.47	170.72	166.80	173.60
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
RDG SmallCap Technology	100.00	136.36	171.09	129.25	123.08	153.30

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our Common Stock during the last quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2013	102,960	$10.51	102,960	5,826,639
November 1 to November 30, 2013	—	N/A	—	5,826.639
December 1 to December 31, 2013	13,334	$11.00	13,334	$5,679,965
Total	116,294	$11.00	116,924	$5,679,965

Item 6.    Selected Financial Data.
        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.
        The following selected balance sheet data as of December 31, 2013 and 2012 and selected statement of operations data for each of the three years in the period ended December 31, 2013, 2012 and 2011 are derived from our audited financial statements included in Item 8 of this Form 10-K. The selected balance sheet data as of December 31, 2010 and 2009 and selected statement of operations data for the year ended December 31, 2009 are derived from the selected financial data contained in Item 6 of MRV's 2011 Annual Report on Form 10-K, adjusted for discontinued operations.
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
On March 29, 2012, we sold all of the issued and outstanding capital stock of CES, which was part of our Network Equipment segment. We have reclassified the historical financial results of CES as discontinued operations in all periods presented prior to 2013. The historical results do not necessarily indicate results expected for any future period.
On October 12, 2012, we sold all of the issued and outstanding capital stock of Alcadon, which was part of our Network Integration segment. We have reclassified the historical financial results of Alcadon as discontinued operations in all periods presented prior to 2013. The historical results do not necessarily indicate results expected for any future period.

On October 16, 2012, we sold all of the issued and outstanding capital stock of Pedrena, which was part of our Network Integration segment. We have reclassified the historical financial results of Pedrena as discontinued operations in all periods presented prior to 2013. The historical results do not necessarily indicate results expected for any future period.

	Year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues	$166,201	$151,661	$157,068	$163,461	$150,435
Cost of sales	108,208	96,509	95,394	95,720	92,781
Gross profit	57,993	55,152	61,674	67,741	57,654
Operating expenses:
Product development and engineering	19,381	15,344	14,486	15,462	16,154
Selling, general and administrative	42,993	48,599	50,905	50,664	52,631
Impairment of goodwill	—	1,056	—	—	—
Total operating expenses	62,374	64,999	65,391	66,126	68,785
Operating income (loss)	(4,381)	(9,847)	(3,717)	1,615	(11,131)
Other income (expense), net	(933)	1,659	(826)	(1,238)	22,908
Income (loss) from continuing operations before income taxes	(5,314)	(8,188)	(4,543)	377	11,777
Provision for income taxes	1,508	(1,013)	(1,191)	(468)	2,064
Income (loss) from continuing operations	(6,822)	(7,175)	(3,352)	845	9,713
Income (loss) from discontinued operations, net	—	12,839	(3,474)	49,935	(8,313)
Net income (loss)	(6,822)	5,664	(6,826)	50,780	1,400
Less:
Net income (loss) attributable to noncontrolling interests, continuing operations	—	—	—	2,089	1,757
Net income attributable to noncontrolling interests, discontinued operations	—	—	—	—	47
Net income (loss) attributable to MRV	$(6,822)	$5,664	$(6,826)	$48,691	$(404)
Net income (loss) from continuing operations attributable to MRV	$(6,822)	$(7,175)	$(3,352)	$(1,244)	$7,956
Net income (loss) from discontinued operations attributable to MRV	$—	$12,839	$(3,474)	$49,935	$(8,360)
Net income (loss) attributable to MRV per share — basic: (2)
From continuing operations	$(0.91)	$(0.92)	$(0.43)	$(0.16)	$1.01
From discontinued operations	$—	$1.64	$(0.44)	$6.34	$(1.06)
Net income (loss) attributable to MRV per share — basic (1)	$(0.91)	$0.72	$(0.87)	$6.18	$(0.05)
Net income (loss) attributable to MRV per share — diluted: (2)
From continuing operations	$(0.91)	$(0.92)	$(0.43)	$(0.16)	$1.01
From discontinued operations	$—	$1.64	$(0.44)	$6.30	$(1.06)
Net income (loss) attributable to MRV per share — diluted (1)	$(0.91)	$0.72	$(0.87)	$6.14	$(0.05)
Basic weighted average shares	7,484	7,813	7,878	7,878	7,877
Diluted weighted average shares	7,484	7,817	7,878	7,921	7,883

Cash dividend declared per share	$—	$7.40	$9.60	$—	$—

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Cash and cash equivalents	$27,591	$40,609	$58,590	$125,598	$22,154
Working capital	58,249	69,111	116,420	192,756	122,669
Total assets	127,947	128,565	230,689	326,866	400,819
Total long-term liabilities	5,236	5,184	6,676	9,393	7,322
Additional paid-in capital	1,281,883	1,281,170	1,337,935	1,410,234	1,405,015
Accumulated deficit	(1,208,337)	(1,201,515)	(1,207,178)	(1,200,352)	(1,249,043)
Total stockholders' equity	63,790	72,901	142,214	221,101	177,070
_________________________________

(1)	Amounts may not add due to rounding.

(2)
A typographical mistake pertaining to the 2009 EPS data was corrected, which changed previously reported EPS for continuing operations of $0.39 and discontinued operations of ($0.81), per basic and diluted share, respectively, to the per share amounts shown above.

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
Overview
We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: (a) the Network Equipment segment; and (b) the Network Integration segment. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in networks, data centers and laboratories used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One carriers, regional carriers, large enterprises, and government institutions. The Network Integration segment provides network system design, integration and distribution services that include products manufactured by third-party vendors. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. Sales of our products are subject to seasonality. Sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following year.

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

We have reclassified the historical results of TurnKey, CES, Alcadon, and Pedrena as discontinued operations in this Form 10-K for all periods presented. Accordingly, the related assets and liabilities of TurnKey, CES, Alcadon and Pedrena have been classified as assets and liabilities from discontinued operations in the December 31, 2011 Balance Sheet and the net income or loss of TurnKey, CES, Alcadon, and Pedrena prior to their dispositions has been classified as income or loss from discontinued operations. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows. See Note 3 "Discontinued Operations" to the Financial Statements in Item 8 of this Form 10-K for further discussion.

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Germany, Israel, Italy, the Netherlands, Russia, Thailand, the Philippines, Poland, Taiwan, and the United Kingdom. For the years ended December 31, 2013, 2012 and 2011, foreign revenue constituted 61%, 62% and 63%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

In 2011, we saw some contraction in some markets which led to more modest growth overall. In 2012, we continued to see contraction in the Americas and Europe that were exacerbated by falling exchange rates. These unfavorable results were partially offset with growth in the Asia Pacific. In 2013, we saw improvement in the Americas and continued contraction in Europe and Asia Pacific that were partially offset by falling exchange rates.

During 2012, we declared two special dividends to stockholders totaling $58.0 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring each of the dividends, and determined the $58.0 million to be excess capital. We believe that after the dividends, the Company continues to have ample capital to meet our expected capital needs. At the end of 2013, we had $27.6 million in cash and cash equivalents and $4.3 million in short-term debt.

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

Goodwill and Other Intangibles. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. In accordance with ASC 350 Intangibles-Goodwill and Other, we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of the reporting unit below its carrying value. Due to goodwill impairment charges in 2012, there is no reported goodwill as of December 31, 2013 and 2012.

Our annual assessment of fair value would first involve a qualitative assessment to determine if it is more likely than not that a reporting unit's fair value is less than its carrying amount. If this qualitative assessment indicates a possible impairment, then a two-step quantitative test is performed. Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company's market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. See Note 4 "Goodwill and Other Intangibles" to the Financial Statements in Item 1 of this Form 10-K for further discussion.

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

Internal Use Software Development. In accordance with ASC 350-40 Intangibles - Goodwill and Other, Internal-Use Software, any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized. During the year ended December 31, 2013, we have implemented a new enterprise-wide software for which we capitalized the development costs. The costs of which are included in property and equipment on the balance sheet.

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

Share-Based Compensation.    We determine the fair value of stock options using the Black-Scholes valuation model as permitted under ASC 718 Compensation - Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. (See Note 13 “Share-Based Compensation” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.)

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Taiwan dollar and the Israeli new shekel. For the year ended December 31, 2013 and 2012, 61% and 62% of revenue, respectively, and 42% and 36% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the year ended December 31, 2013, these currencies were weaker against the U.S. dollar compared to the year ended December 31, 2012, so revenue and expenses in these currencies translated into more dollars than they would have in the prior period. The Company's Taiwan subsidiary, Appointech, Inc., is included in its Network Equipment segment that also includes OCS. Relative to OCS the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency does not have a material impact on the results for the year ended December 31, 2013 compared to 2012. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Year ended December 31,
	2013		2012		2011
	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$166,201	100%	$151,661	100%	$157,068	100%
Network Equipment segment	90,711	55	87,727	58	96,166	61
Network Integration segment	75,636	46	72,421	48	76,436	49

Gross profit (3)	57,993	35	55,152	36	61,674	39
Network Equipment segment	47,069	52	43,325	49	49,423	51
Network Integration segment	10,917	14	11,832	16	12,659	17

Operating expenses (4)	62,374	38	64,999	43	65,391	42
Network Equipment segment	48,768	54	42,228	48	44,884	47
Network Integration segment	6,297	8	7,318	10	6,624	9

Operating income (loss) (3) (4)	(4,381)	(3)	(9,847)	(6)	(3,717)	(2)
Network Equipment segment	(1,699)	(2)	1,096	1	4,539	5
Network Integration segment	4,620	6	4,514	6	6,036	8

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

The statements of operations for the years ended December 31, 2012 and 2011 that would have been included if Pedrena had not been sold consisted of (in thousands):

Year ended December 31:	2012	2011
Revenue	$27,602	$38,282
Income (loss) before income taxes	(3,175)	3,432
Provision for income taxes	(244)	2,045
Income (loss) from operations of discontinued operations	(2,931)	1,387
Gain on sale of Interdata, net of income taxes of $623	$5,542	—
Net income (loss) from discontinued operations, net of income taxes	2,611	$1,387

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

The statements of operations for the years ended December 31, 2012 and 2011 that would have been included if Alcadon had not been sold consisted of (in thousands):

Year ended December 31:	2012	2011
Revenue	$24,320	$36,760
Income (loss) before income taxes	(1,088)	(2,479)
Provision for income taxes	643	1,271
Income (loss) from operations of discontinued operations	(1,731)	(3,750)
Gain on sale of Alcadon, net of income taxes of $1,341	$6,182	—
Net income (loss) from discontinued operations, net of income taxes	4,451	($3,750)

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

The statements of operations for the years ended December 31, 2012 and 2011, that would have been included if CES had not been sold consisted of (in thousands):

Year ended December 31:	2012	2011
Revenue	$6,829	$34,643
Income (loss) before income taxes	(135)	4,758
Provision for income taxes	556	2,454
Income (loss) from operations of discontinued operations	(691)	2,304
Gain on sale of CES, net of income taxes of $1,668	$6,470
Net income (loss) from discontinued operations, net of income taxes	5,779	$2,304

On May 6, 2011, the Company sold all of the issued and outstanding capital stock of TurnKey. Prior to its disposition, TurnKey was part of the Network Integration segment. The historical financial results of TurnKey prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded a net loss of $3.4 million from discontinued operations, net of income tax expense for the year ended December 31, 2012.

The statement of operations for the year ended December 2011 that would have been included if TurnKey had not been sold consisted of (in thousands):

Year ended December 31:	2011
Revenue	$1,907
Loss before income taxes	(240)
Provision for income taxes	20
Loss from operations of discontinued operations	(260)
Loss on sale of TurnKey	(3,154)
Net loss from discontinued operations, net of income taxes	($3,414)

Year ended December 31, 2013 Compared to the Year ended December 31, 2012

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$90,711	$87,727	$2,984	3%	3%
Network Integration segment	75,636	72,421	3,215	4	1
Before intersegment adjustments	166,347	160,148	6,199	4	2
Intersegment adjustments (2)	(146)	(8,487)	8,341	(98)	(98)
Total	$166,201	$151,661	$14,540	10%	8%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for 2013 increased $14.5 million, or 10%, compared to 2012, due to a $3.0 million, or 3%, increase in Network Equipment revenue, a $3.2 million, or 4%, increase in Network Integration revenue, and a $8.3 million, or 98%, decrease in intersegment sales, which are eliminated in consolidation. Our former subsidiaries, Alcadon and Pedrena, were sold in the fourth quarter of 2012. Since Alcadon and Pedrena were still our subsidiaries for a portion of the fourth quarter of 2012, revenue of $8.1 million from these former subsidiaries was reported in 2012 as intersegment sales that was included in Network Equipment and eliminated in determining consolidated revenue. In the fourth quarter of 2012, after the two subsidiaries were sold, we continued to sell product to these former subsidiaries, and those sales are now reported as trade sales with no adjustment required. Consolidated revenue would have been $2.5 million, or 1%, lower in 2013 if foreign currency exchange remained the same as they were in 2012, with the unfavorable change primarily occurring within in the Network Integration group.

Network Equipment.    Revenue generated from the Network Equipment segment increased $3.0 million, or 3%, in 2013 compared to 2012. Our OCS division had increased revenue this year of $2.4 million due to higher product revenues, excluding the effect of discontinued intersegment sales, primarily in Europe, of $8.1 million. Our intersegment sales were our OCS division's sales to Pedrena and Alcadon that were sold in October of 2012. Sales for our Carrier Ethernet and Optical Transport and Infrastructure Management product lines increased compared to last year while all other product categories were down. Service revenue was down $0.5 million compared to last year primarily due to the winding down of older service contracts on a grandfather revenue recognition methodology. Geographically, after adjusting for the $8.1 million of 2012 discontinued subsidiary intersegment revenues included in revenue for Europe, the increase at Network Equipment was in the Americas region, which was partially offset by a decline in all other regions. The foreign exchange impact to the Network Equipment segment is not material due to Appointech, which is a minor point of this segment, being the only business unit subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2013	2012	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$55,071	$47,250	$7,821	17%
Americas (Excluding the U.S.)	4,200	6,008	($1,808)	(30)%
Europe	23,207	16,447	6,760	41
Asia Pacific	8,087	9,521	(1,434)	(15)
Other regions	—	14	(14)	(100)
Total external sales	90,565	79,240	11,325	14
Sales to Network Integration segment:
Europe	146	8,487	(8,341)	(98)
Total intersegment sales	146	8,487	(8,341)	(98)
Total Network Equipment revenue	$90,711	$87,727	$2,984	3%

Network Integration.    Revenue generated from the Network Integration segment increased $3.2 million, or 4%, in 2013 compared to 2012. The increase was due to Tecnonet, the sole business unit in the Network Integration segment. While Tecnonet has seen an increase in order volume, the Italian public telecommunications market continues to be negatively impacted by the current political climate and challenging economic conditions. In addition, the Italian economy had a negative 1.9% decline for 2013. In this environment, new product orders and customer acceptance were being delayed and product pricing remained under pressure, which resulted in very modest growth in product revenues. However, we did experience growth within the service side of our business. The service revenue growth was the result of a continued focus on this aspect of the business that has higher margins and potential for growth.Total revenue from this segment would have been $2.5 million, or 3%, lower in 2013, compared to the prior year, had foreign currency exchange rates remained the same as they were in 2012. All revenue in the Network Integration segment was generated in Italy. Revenue from external customers attributed to Italy totaled $76.6 million, $73.1 million, and $77.0 million for the years ended December 31, 2013, 2012 and 2011 respectively.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$47,069	$43,325	$3,744	9%	9%
Network Integration segment	10,917	11,832	(915)	(8)	(11)
Before intersegment adjustments	57,986	55,157	2,829	5	4
Adjustments (2)	7	(5)	12	(240)	(225)
Total	$57,993	$55,152	$2,841	5%	4%

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

Consolidated gross profit increased $2.8 million, or 5%, in 2013 compared to the prior year, due to the 10% increase in revenue and the decline in average gross margins. Average consolidated gross profit as percentage revenue ("gross margin") was 34.9% in 2013 versus 36.4% in 2012. Consolidated gross margins were negatively affected by a decrease of 190BPS (Basis Points) in Network Integration gross margin and the positive effect on 2012 margins due to the elimination of $8.1 million of low margin discontinued operations intersegment revenue and the related cost of sales in consolidation. Gross profit would have been $0.4 million lower if foreign currency exchange rates had remained the same as they were in 2012, which also had an impact on gross margin. Gross profit reflects share-based compensation in cost of sales of $98,000 and $39,000 in 2013 and 2012, respectively.

Network Equipment.  The $3.7 million, or 9%, increase in gross profit for the Network Equipment segment was due to a $3.0 million, or 3%, increase in revenue, as well as a increase in average gross margin from 49.4% to 51.9% attributable to a favorable change in revenue mix resulting in a $1.9 million improvement in gross profit and a $0.2 million reduction in overhead costs that were partially offset by a $0.1 million increase in labor costs. In 2013, the effect of foreign currency exchange rates on average gross profit was immaterial.

Network Integration.  Gross profit for the Network Integration segment decreased $0.9 million, or 8%. Although revenues increased $3.2 million, or 4%, a decrease in average gross margin from 16.3% to 14.4% in 2012 and 2013, respectively drove the decrease in gross profit. Tecnonet gross margins declined mainly due to a decrease in product gross margins primarily caused by competitive pricing pressure arising from the difficult economic conditions in Italy. Tecnonet primarily serves as a reseller of the third party equipment it installs and services, and as a result, it has been experiencing significant gross margin pressure on its product sales to major telecommunication carriers. The decline in product gross margins was partially offset by an increase in service gross margins mainly due to volume efficiency and a favorable shift in revenue mix toward internally supported services. Given the struggles facing the Italian economy, we expect to continue to see pricing pressure on our product revenues. Gross profit would have been $0.4 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Years ended December 31:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$48,768	$42,228	$6,540	15%	15%
Network Integration segment	6,297	7,318	(1,021)	(14)%	(17)%
Total segment operating expenses	55,065	49,546	5,519	11%	11%
Corporate unallocated operating expenses and adjustments (2)	7,309	15,453	(8,144)	(53)%	(53)%
Total	$62,374	$64,999	($2,625)	(4)%	(4)%

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

Consolidated operating expenses in 2013 were $62.4 million, or 38% of revenue, compared to $65.0 million, or 43% of revenue, in 2012, a decrease of $2.6 million, or 4%. 2012 included a $1.1 million impairment charge in the third quarter related to Tecnonet goodwill. Excluding this charge, consolidated operating expenses in 2012 were $63.9 million, or 42% of revenue, compared to $62.4 million, or 38% of revenue, in 2013, a decrease of $1.5 million, or 2%. This decrease in consolidated operating expenses was primarily due to an $8.1 reduction in Corporate operating expenses that was partially offset by a $0.1 million increase (adjusted for the goodwill impairment) in Network integration operating expenses and a $6.5 million increase in operating expenses at Network Equipment. Consolidated operating expenses would have been $0.2 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012. Total accounting, tax, and auditing fees for 2013 were $2.2 million lower than 2012.

Corporate expenses decreased $8.1 million in 2013 compared to 2012 due to $2.1 million in reduced labor costs, lower external labor costs of $1.2 million as the restructuring of the corporate offices was completed in the first quarter of 2013, $1.1 million of lower legal and settlement costs accrued for the settlement of the derivative lawsuit as the lawsuit was settled in June 2013, $1.4 million in lower auditing fees arising from improved processes and a change in auditing firms in the fourth quarter of 2013, and $2.3 million in reduced overhead costs.

Network Equipment.    Operating expenses in the Network Equipment segment for 2013 were $48.8 million, or 54% of revenue, compared to $42.2 million, or 48% of revenue, in 2012. The $6.5 million, or 15%, increase was due to $4.0 million of planned higher investment in engineering and product development to drive future product development, higher sales and marketing expense of $0.5 million, and $1.4 million of increased G&A expense to support the implementation of our ERP system and backfill vacant positions, an increase of $0.5 million in labor to fill vacant full time positions and $0.9 million in higher support costs. These operating cost increases were partially offset by $0.8 million in lower accounting fees primarily due to improved efficiencies and changing auditing firms in fourth quarter of 2013.The costs arising from the implementation of our ERP system and backfilling vacant positions are not expected to continue at the same levels into future periods. In 2013, the effect of foreign currency exchange rates was immaterial.

Network Integration.    Operating expenses in the Network Integration segment for 2013 were $6.3 million, or 8% of revenue, compared to $7.3 million, or 10% of revenue, in 2012. The $1.0 million decrease is due to the $1.1 million goodwill write off at Tecnonet offset by a $0.1 million increase in sales and marketing costs. Excluding the $1.1 million goodwill charge, Network operating expenses in 2012 were $6.2 million or 8.6% of revenue compared with $6.3 million, or 8% of revenue, in 2013. Operating expenses would have been $0.2 million lower had foreign currency exchange rates remained the same as they were in 2012.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2013	2012	$ Change	% Change	% Change constant currency(1)
Network Equipment segment	($1,699)	$1,096	($2,795)	(255)%	(255)%
Network Integration segment	4,620	4,514	106	2	2
Total segment operating income (loss)	2,921	5,610	(2,689)	(48)	(51)
Corporate unallocated and adjustments (2)	(7,302)	(15,457)	8,155	53	(53)
Total	($4,381)	($9,847)	$5,466	(56)%	(54)%

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

The $2.8 million, or 5%, increase in gross profit and the $2.6 million, or 4%, decrease in operating expenses primarily led to a $5.5 million decrease in operating loss representing a decline in operating margin from (6)% to (3)%. Our operating loss for 2013 would have been approximately $0.2 million higher had foreign currency exchange rates remained the same as they were in 2012. Operating loss included share-based compensation expense of $0.7 million and $1.1 million in 2013 and 2012, respectively.

Network Equipment. The Network Equipment segment reported an operating loss of $1.7 million and operating income of $1.1 million in 2013 and 2012, respectively. The decrease was due to a $3.7 million increase in gross profit partially offset by a $6.5 million increase in operating expenses. Operating margin was (2)% in 2013 and 1% in 2012. Operating income was not impacted by foreign currency exchange rate fluctuations.

Network Integration. The Network Integration segment reported operating income of $4.6 million for 2013, compared to $4.5 million in 2012. The $0.1 million increase was due to a $0.9 million decrease in gross profit and offset by a $1.0 million decrease in operating expenses. The Network Integration segment operating margin was 6% in 2013 compared to 6% in 2012. Operating income would have been $0.2 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012.

Interest Expense and Other Income, Net

Interest expense was $0.5 million in 2013 compared to $0.6 million in 2012. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlements. We recognized a net loss of $0.3 million on foreign currency transactions in 2013 compared to a $0.3 million net loss in 2012. In 2012 we recognized a $2.2 million gain on settlement of litigation that had been previously reserved related to the Company's purchase of Fiberxon, Inc. in 2007.

Provision for Income Taxes

The tax provision for 2013 was $1.5 million compared to a tax benefit of $1.0 million for 2012. Income tax expense fluctuates based on the amount of per-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The difference in provision for income taxes was also caused by deferred tax asset adjustments in certain foreign jurisdictions.

Tax Loss Carryforwards

As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million and $95.8 million for federal, state, and foreign income tax purposes, respectively. We also had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2013, the U.S. federal and state NOLs had a full valuation allowance.

Discontinued Operations

Income from discontinued operations for the year ended December 31, 2012 included $2.6 million in income related to the results of operations from Interdata, $4.5 million in income related to the results of operations from Alcadon, and $5.8 million in income related to the results of operation of CES. We completed the sale of Interdata on October 16, 2012, the sale of Alcadon on October 12, 2012, and the sale of CES on March 29, 2012.

Year ended December 31, 2012 Compared To Year ended December 31, 2011

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$87,727	$96,166	($8,439)	(9)%	(9)%
Network Integration segment	72,421	76,436	(4,015)	(5)	2
Before intersegment adjustments	160,148	172,602	(12,454)	(7)	(4)
Intersegment adjustments (2)	(8,487)	(15,534)	7,047	(45)	(45)
Total	$151,661	$157,068	($5,407)	(3)%	—%

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

Network Equipment.    Revenue generated from the Network Equipment segment decreased $8.4 million, or 9%, in 2012 compared to 2011. Our OCS division had decreased revenue in 2012 of $8.3 million due to lower product revenues primarily due to a decrease in intersegment sales, primarily in Europe, of $7.0 million. Our intersegment sales were our OCS division's sales to Pedrena and Alcadon which were sold in October of 2012. Sales for our Optiswitch and Fiber Driver product lines increased in 2012 compared to 2011 while all other product categories were down. Service revenue was down $1.4 million compared to last year. Geographically, the decrease at OCS was primarily in the Americas and Europe regions, which was partially offset by the Asia Pacific region. The foreign exchange impact to the Network Equipment segment was not material due to Appointech, which is a minor point of this segment, being the only business unit subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2012	2011	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$47,250	$51,076	($3,826)	(7)%
Americas (Excluding the U.S.)	6,008	6,357	($349)	(5)%
Europe	16,447	17,881	(1,434)	(8)
Asia Pacific	9,521	5,296	4,225	80
Other regions	14	22	(8)	(36)
Total external sales	79,240	80,632	(1,392)	(2)
Sales to Network Integration segment:
Europe	8,487	15,534	(7,047)	(45)
Total intersegment sales	8,487	15,534	(7,047)	(45)
Total Network Equipment revenue	$87,727	$96,166	($8,439)	(9)%

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

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$43,325	$49,423	($6,098)	(12)%	(12)%
Network Integration segment	11,832	12,659	(827)	(7)	1
Before intersegment adjustments	55,157	62,082	(6,925)	(11)	(10)
Adjustments (2)	(5)	(408)	403	(99)	(99)
Total	$55,152	$61,674	($6,522)	(11)%	(9)%

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

Consolidated gross profit decreased $6.5 million, or 11%, in 2012 compared to the prior year, due to the 3% decrease in revenue and the decline in average gross margins. Average gross margin was 36% in 2012 versus 39% in 2011. Average gross margins of both the Network Equipment and Network Integration segments decreased. Gross profit would have been $1 million higher if foreign currency exchange rates had remained the same as they were in 2011, which also had an impact on gross margin. Gross profit reflects share-based compensation in cost of sales of $39,000 and $62,000 in 2012 and 2011, respectively.

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

Network Integration.  Gross profit for the Network Integration segment decreased $0.8 million, or 7%. The decrease was driven by a $4.0 million, or 5%, decrease in revenue and a decrease in average gross margin from 17% to 16% in 2011 and 2012 , respectively. The declines were in both product and service revenues and gross margins. In addition, we faced increased pricing pressure that is resulting in lower margins offset by a favorable shift in the mix of product and service revenue. Gross profit would have been $1.0 million higher in 2012 had foreign currency exchange rates remained the same as they were in 2011. Gross profit reflects share-based compensation in cost of sales of $5,000 and $4,000 in 2012 and 2011, respectively.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Year ended December 31,	2012	2011	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$42,228	$44,884	($2,656)	(6)%	(6)%
Network Integration segment	7,318	6,624	694	10%	3%
Total segment operating expenses	49,546	51,508	(1,962)	(4)%	(5)%
Corporate unallocated operating expenses and adjustments (2)	15,453	13,883	1,570	11%	—%
Total	$64,999	$65,391	($392)	(1)%	(4)%

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

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Year ended December 31,	2012	2011	$ Change	% Change	% Change constant currency(1)
Network Equipment segment	$1,096	$4,539	($3,443)	(76)%	(76)%
Network Integration segment	4,514	6,036	(1,522)	(25)	(1)
Total segment operating income (loss)	5,610	10,575	(4,965)	(47)	(33)
Corporate unallocated and adjustments (2)	(15,457)	(14,292)	(1,165)	(8)	3
Total	($9,847)	($3,717)	($6,130)	165%	83%

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

Interest Expense and Other Income, Net

Interest expense was $0.6 million and $0.9 million in 2012 and 2011, respectively. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlement. We recognized a net loss of $0.3 million on foreign currency transactions in 2012 compared to a $0.1 million net loss in 2011. In 2012 we recognized a $2.2 million gain on settlement of litigation that had been previously reserved related to the Company's purchase of Fiberxon, Inc. in 2007

Provision for Income Taxes

The tax benefits for the years ended December 31, 2012 and 2011 were $1.0 million and $1.2 million, respectively. Income tax expense fluctuates based on the amount of pre-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The difference in provision for income taxes was also caused by deferred tax asset adujstments in certain foreign jurisdictions, including the effect of Israel's increase in tax rate to 25%.

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

Discontinued Operations

Income from discontinued operations for the year ended December 31, 2012 included $2.6 million in income related to the results of operations from Interdata, $4.5 million in income related to the results of operations from Alcadon, and $5.8 million in income related to the results of operation of CES. The income from discontinued operations for the year ended December 31, 2012 included net income from Interdata of $1.4 million, a net loss from Alcadon of $3.8 million, net income from CES of $2.3 million and a net loss from results of operations from TurnKey of $3.4 million. We completed the sale of Interdata on October 16, 2012, the sale of Alcadon on October 12, 2012, the sale of CES on March 29, 2012 and the sale of TurnKey on May 6, 2011. For more details please see Note 3, Discontinued Operations.

Liquidity and Capital Resources

At December 31, 2013 and 2012, respectively, the Company's cash and restricted time deposits and escrow accounts decreased from $40.8 million to $27.8 million, a decrease of $13.0 million. Our cash outflows included a net loss adjusted for non-cash items including depreciation and amortization, share-based compensation, provision for doubtful accounts, deferred income taxes, and gain on disposition of property and equipment of $3.7 million. In addition there were cash outflows from working capital of $0.3 million including a net $7.7 million increase in accounts receivable and other receivables primarily due due to the GAAP treatment of moving away from using factoring financing to using lines of credit arrangements to reduce borrowing costs at our Italian subsidiary, an increase in other current assets of $0.7 million, offset by a $3.0 million increase in accounts payable, a net increase in accrued liabilities and income taxes payable of $2.4 million, due to the timing of payments, and a net increase in deferred revenue due to the timing of shipments and other liabilities of $2.7 million due to timing. Cash used in investing activities included $3.7 million in purchases of property and equipment and $0.5 million in purchases of capitalized software. Cash used for financing activities of $5.0 million included purchases of 389 thousand shares of the Company's Common Stock for $3.9 million 2013. (See Note 12, Stockholder's Equity). In addition, net payments on short-term debt and capital lease obligations of $12.3 million offset additional borrowings of $11.2 million.

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

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	December 31, 2013	December 31, 2012
Cash
Cash and cash equivalents	$27,591	$40,609
Restricted time deposits	249	240
	27,840	40,849
Short-term debt	4,320	5,267
Cash in excess of debt	$23,520	$35,582
Ratio of cash to debt (1)	6.4	7.8

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (dollars in thousands):

	December 31, 2013	December 31, 2012	Increase (decrease)
Lines of credit secured by accounts receivable	$4,320	$5,267	($947)
Total short-term debt	$4,320	$5,267	($947)

The decrease in short-term debt at December 31, 2013 includes net payments of $12.3 million, partially offset by additional borrowings of $11.2 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands):

	December 31, 2013	December 31, 2012
Current assets	$117,170	$119,591
Current liabilities	58,921	50,480
Working capital	$58,249	$69,111
Current ratio (1)	2.0	2.4

(1)	Determined by dividing total current assets by total current liabilities.

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

Our sale purchase agreements for the sale of Interdata and Alcadon include customary indemnification obligations. In addition, in connection with the sale of Interdata the Company and the buyer entered into a Representations and Warranties Agreement that contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the sale transaction, and if the Company's cash falls below $20.0 million prior to December 31, 2013, the Company will deposit $1.5 million euros (or $2.0 million U.S. equivalent as of December 31, 2012) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company maintained cash balances sufficient to avoid making a deposit.

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

The following table illustrates our contractual obligations as of December 31, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Short-term debt	$4,320	$4,320	$—	$—	$—
Operating leases	4,606	1,857	2,370	379	—
Purchase commitments with suppliers and contract manufacturers	14,200	14,200	—	—	—
Deferred consideration payable	233	233	—	—	—
Total contractual obligations	$23,359	$20,610	$2,370	$379	$—

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

When we translate the financial position and results of operations of other subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 42% of our cost of sales and operating expenses are reported by these other subsidiaries. These currencies were generally stronger against the U.S. dollar for the year ended December 31, 2013 compared to the same period last year, so revenues and expenses in these countries translated into more dollars than they would have in 2012. For the year ended December 31, 2013, we had approximately:

•	$71.0 million in cost of goods and operating expenses recorded in euros; and

•	$1.2 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the year ended December 31, 2013, our costs would have increased to approximately:

•	$78.1 million cost of goods and operating expenses recorded in euros; and

•	$1.3 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

December 31	2013	2012
U.S. dollars	$24,162	$37,620
Euros	1,744	1,008
Taiwan dollars	63	51
Israeli new shekels	1,148	1,631
Other	474	299
Total cash and cash equivalents	$27,591	$40,609

Macro-economic uncertainties.  We believe that the slow recovery of the global markets has affected our revenues and operating results, particularly in the Italian and other European markets and more recently the markets in the

United States, and that conditions may worsen.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins.  Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.  Accordingly, we are unable to determine the resulting magnitude of impact, including timing and length of impact, on our revenue and operating results.

Valuation and qualifying accounts.

Accounts Receivable Reserve	Year ended
December 31, 2013
Balance at beginning of period	$1,732
Charged to expense	580
Write-offs	(167)
Foreign currency translation adjustment	37
Balance at end of period	$2,182

Product Warranty Reserve	Year ended
December 31, 2013
Beginning balance	$1,006
Cost of warranty claims	(321)
Accruals for product warranties	(107)
Foreign currency translation adjustment	—
Total	$578

Item 8.    Financial Statements and Supplemental Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheet of MRV Communications, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March17, 2014 expressed an adverse opinion.
/s/ Grant Thornton LLP
Los Angeles, California
March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheet of MRV Communications, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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
/s/ Ernst & Young LLP
Los Angeles, California
April 2, 2013

MRV Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2013	2012	2011

Revenue:
Product revenue	$118,911	$106,447	$114,015
Service revenue	47,290	45,214	43,053
Total revenue	166,201	151,661	157,068
Cost of sales	108,208	96,509	95,394
Gross profit	57,993	55,152	61,674
Operating expenses:
Product development and engineering	19,381	15,344	14,486
Selling, general and administrative	42,993	48,599	50,905
Impairment of goodwill	—	1,056	—
Total operating expenses	62,374	64,999	65,391
Operating loss	(4,381)	(9,847)	(3,717)
Interest expense	(526)	(601)	(856)
Gain from settlement of deferred consideration obligation	—	2,314	—
Other income (loss), net	(407)	(54)	30
Loss from continuing operations before income taxes	(5,314)	(8,188)	(4,543)
Provision (benefit) for income taxes	1,508	(1,013)	(1,191)
Loss from continuing operations	(6,822)	(7,175)	(3,352)
Income (loss) from discontinued operations, net of income taxes of $4,588 in 2012, and $5,791 in 2011	—	12,839	(3,474)
Net income (loss)	$(6,822)	$5,664	$(6,826)

Net income (loss) per share — basic (1):
From continuing operations	$(0.91)	$(0.92)	$(0.43)
From discontinued operations	$—	$1.64	$(0.44)
Net income (loss) per share — basic	$(0.91)	$0.72	$(0.87)
Net Income (loss) per share — diluted (1):
From continuing operations	$(0.91)	$(0.92)	$(0.43)
From discontinued operations	$—	$1.64	$(0.44)
Net income (loss) per share — diluted	$(0.91)	$0.72	$(0.87)
Weighted average number of shares:
Basic	7,484	7,813	7,878
Diluted	7,484	7,817	7,878
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	2013	2012	2011

Net income (loss)	($6,822)	$5,664	($6,826)
Other comprehensive income (loss), net of tax
Unrealized loss from available-for-sale securities	—	—	(3)
Foreign currency translation gain (loss)	882	1,152	(1,241)
Foreign currency translation effect realized upon divestiture of subsidiary	—	(16,106)	1,907
Other comprehensive income (loss):	$882	($14,954)	$663
Comprehensive loss	($5,940)	($9,290)	($6,163)

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Balance Sheets
(In thousands, except par values)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$27,591	$40,609
Restricted time deposits	249	240
Accounts receivable, net	49,990	32,237
Other receivables	8,220	18,287
Inventories	22,981	22,444
Income taxes receivable	1,256	—
Deferred income taxes	1,219	1,145
Other current assets	5,664	4,629
Total current assets	117,170	119,591
Property and equipment, net	5,555	3,735
Deferred income taxes, net of current portion	3,694	3,711
Intangibles, net	873	400
Other assets	655	1,128
Total assets	$127,947	$128,565

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$4,320	$5,267
Deferred consideration payable	233	233
Accounts payable	23,991	20,478
Accrued liabilities	19,463	16,652
Deferred revenue	10,557	7,290
Other current liabilities	357	560
Total current liabilities	58,921	50,480
Other long-term liabilities	5,236	5,184
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,143 shares in 2013 and 8,061 shares in 2012
Outstanding — 7,286 shares in 2013 and 7,594 in 2012	270	270
Additional paid-in capital	1,281,883	1,281,170
Accumulated deficit	(1,208,337)	(1,201,515)
Treasury stock — 856 shares in 2013 and 467 shares in 2012	(10,412)	(6,528)
Accumulated other comprehensive income	386	(496)
Total stockholders' equity	63,790	72,901
Total liabilities and stockholders' equity	$127,947	$128,565

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Consolidated Statements of Stockholders' Equity (In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2010	7,885	270	$1,410,234	$(1,200,353)	$(2,846)	$13,795	$221,100
Purchase of treasury shares	(13)	—	—	—	(425)	—	(425)
Exercise of stock options	12	—	232	—	—	—	232
Share-based compensation	4	—	2,469	—	—	—	2,469
Dividend to common stockholders	—	—	(75,000)	—	—	—	(75,000)
Net loss	—	—	—	(6,826)	—	—	(6,826)
Other comprehensive income (loss)	—	—	—	—	—	663	663
Balance, December 31, 2011	7,888	270	$1,337,935	$(1,207,179)	$(3,271)	$14,458	$142,213
Purchase of treasury shares	(332)	—	—	—	(3,257)	—	(3,257)
Share-based compensation	38	—	1,192	—	—	—	1,192
Dividend to common stockholders	—	—	(57,957)	—	—	—	(57,957)
Net loss	—	—	—	5,664	—	—	5,664
Other comprehensive income (loss)	—	—	—	—	—	(14,954)	(14,954)
Balance, December 31, 2012	7,594	270	$1,281,170	$(1,201,515)	$(6,528)	$(496)	$72,901
Purchase of treasury shares	(389)	—	—	—	(3,884)	—	(3,884)
Share-based compensation	81	—	713	—	—	—	713
Net loss	—	—	—	(6,822)	—	—	(6,822)
Other comprehensive income (loss)	—	—	—	—	—	882	882
Balance, December 31, 2013	7,286	270	1,281,883	(1,208,337)	(10,412)	386	63,790

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Statements of Cash Flows
(In thousands)

	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	($6,822)	$5,664	($6,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,833	2,016	2,635
Share-based compensation expense	713	1,191	2,469
Provision for doubtful accounts	580	116	296
Deferred income taxes	(57)	653	(1,130)
Amortization of premium on marketable securities	—	—	39
Gain on settlement of deferred consideration litigation	—	(2,314)	—
Loss on disposition of property and equipment	26	28	46
Gain (loss) on sale of subsidiary	—	(23,272)	3,154
Impairment of goodwill	—	3,007	7,095
Changes in operating assets and liabilities:
Accounts receivable	(17,417)	11,439	(376)
Inventories	(43)	(689)	8,546
Other assets	9,067	(5,927)	6,064
Accounts payable	2,993	(5,104)	(43)
Accrued liabilities	2,478	(1,002)	(903)
Income tax payable	(41)	(2,168)	1,149
Deferred revenue	3,146	155	(3,483)
Other current liabilities	(444)	281	(2,376)
Net cash (used in) provided by operating activities	(3,988)	(15,926)	16,356
Cash flows from investing activities:
Purchases of property and equipment	(3,662)	(2,909)	(3,118)
Proceeds from sale of property and equipment	—	192	143
Purchases of intangibles	(473)	(400)	(474)
Proceeds from sale of subsidiaries, net of cash acquired	—	38,233	1,155
Investment in restricted time deposits	(9)	1,371	152
Proceeds from sale or maturity of investments	—	—	13,474
Net cash (used in) provided by investing activities	(4,144)	36,487	11,332
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	—	234
Purchase of treasury shares	(3,884)	(3,257)	(425)
Borrowings on short-term debt	11,219	24,004	43,153
Payments on short-term debt	(12,347)	(27,958)	(52,371)
Borrowing on long-term obligations	—	459	—
Dividend payment	—	(57,957)	(75,000)
Payments on long-term obligations	—	(230)	—
Net cash used in financing activities	(5,012)	(64,939)	(84,409)
Effect of exchange rate changes on cash and cash equivalents	126	1,271	(564)
Net decrease in cash and cash equivalents	(13,018)	(43,107)	(57,285)
Cash and cash equivalents, beginning of year (1)	40,609	83,716	141,001
Cash and cash equivalents, end of period	$27,591	$40,609	$83,716
Supplement disclosure on following page.

	Year ended December 31,
	2013	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during year for interest — continuing operations	$291	$416	$760
Cash paid during year for interest — discontinued operations	—	—	18
Cash paid during year for interest — Total	$291	$416	$778
Cash paid during year for income taxes — continuing operations	$1,800	$1,540	$3,147
Cash paid during year for income taxes — discontinued operations	—	295	2,016
Cash paid during year for income taxes — Total	$1,800	$1,835	$5,163
The accompanying notes are an integral part of these financial statements.

(1)	The cash and cash equivalents at the beginning of the periods presented include $25,126 and $15,403 from discontinued operations for December 31, 2012 and 2011, respectively.

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
On May 6, 2011, the Company sold all of the issued and outstanding capital stock of three wholly-owned operating subsidiaries, TurnKey Communications AG, TurnKey Services AG, and Elcoma AG (together “TurnKey"), which were part of our Network Integration segment. On March 29, 2012, we sold all of the issued and outstanding capital stock of Creative Electronic Systems SA ("CES"), which was part of our Network Equipment segment. On October 12, 2012, we sold all of the issued and outstanding capital stock of Alcadon-MRV AB ("Alcadon"), which was part of our Network Integration segment. On October 16, 2012, we sold all of the issued and outstanding capital stock of Pedrena Enterprises B.V. ("Pedrena"), which was part of our Network Integration segment. We have reclassified the historical financial results of TurnKey, CES, Alcadon and Pedrena to discontinued operations in all periods presented. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Statement of Cash Flows for 2012.

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
For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars, the functional currency of the Company, at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

Revenue Recognition
MRV's major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. MRV generally recognizes product revenue, net of sales discounts, returns and allowances, in accordance with ASC 605 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company the Company uses to deliver the product to the customer. The Network Integration business units resell third party products. The Company recognizes revenue on these sales on a gross basis, as a principal, because MRV is the primary obligor in the arrangement, MRV is exposed to inventory and credit risk, MRV negotiates the selling prices, and MRV sells the products as part of a solution in which it provides services. Sales of services and system support are deferred and recognized ratably over the contract period in accordance with ASC 605-20 Revenue Recognition - Services. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, the Company generally recognizes revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if MRV lowers its price on products held in the distributor's inventory. MRV estimates and establishes allowances for expected future product returns and credits in accordance with ASC 605. The Company records a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time changes are made to the distributor price book. The Company monitors product returns and potential price adjustments on an ongoing basis and estimates future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.
MRV collects sales taxes from its customers to remit to the relative taxing authorities. These amounts are not included in revenues, but are included on the balance sheet in accrued liabilities.
Amounts billed to customers in a sale transaction related to shipping and handling represent revenues earned for goods provided and are classified as revenue. Shipping and handling costs are classified as cost of sales.
MRV generally warrants its products against defects in materials and workmanship for 90 days to three year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.
Accounting for Multiple-Element Arrangements entered into prior to January 1, 2011. Arrangements with customers may include multiple deliverables involving combinations of equipment, services and software. In accordance with ASC 605-25 Multiple-Element Arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If multiple element arrangements include software or software-related elements, the Company applies the provisions of ASC 605-985 Revenue Recognition - Software to the software and software-related elements, or to the entire arrangement if the software is essential to the functionality of the non-software elements.
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
Marketable Securities
MRV accounts for its marketable securities, which are available for sale, under the provisions of ASC 320-10 Accounting for Certain Investments in Debt and Equity Securities. There were no marketable securities as of December 31, 2013 and December 31, 2012. Proceeds from sales of marketable securities were $13.5 million for the year ended December 31, 2011.
Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high quality institutions and accounts receivable due from customers. MRV evaluates the collectability of accounts receivable based on a combination of factors. If the Company becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount which is reasonably believed to be collected from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. Accounts receivable are charged off at the point when they are considered uncollectible.
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2011	$3,342	210	(1,863)	(27)	$1,662
December 31, 2012	$1,662	116	(72)	26	$1,732
December 31, 2013	$1,732	580	(167)	37	$2,182

As of December 31, 2013 and 2012, amounts due from Fastweb S.p.A., a Network Integration segment customer, approximated 22% and 10% of gross accounts receivables, respectively, and as of December 31, 2013 and 2012, Telecom Italia S.p.A., also a Network Integration segment customer, approximated 27% and 10% of gross accounts receivables, respectively.

Inventories

Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. If the Company estimates that the net realizable value is less than the cost of the inventory, an adjustment to the cost basis is recorded through a charge to cost of sales to reduce the carrying value to net realizable value. At each balance sheet date, MRV evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, the Company writes down the inventory to net realizable value if necessary. At the time of recording the write-down, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of, or increase in, that newly established cost basis.

Inventories consisted of the following (in thousands):

December 31:	2013	2012
Raw materials	$5,723	$4,348
Work-in process	1,121	1,368
Finished goods	16,137	16,728
Total	$22,981	$22,444

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

Property and equipment consisted of the following (in thousands):

December 31:	2013	2012
Property and equipment, at cost:
Machinery and equipment	$7,448	$8,196
Computer hardware and software	6,653	7,204
Leasehold improvements	2,354	2,528
Furniture and fixtures	1,411	2,065
Construction in progress	413	393
Total property and equipment, at cost	18,279	20,386
Less — accumulated depreciation and amortization	(12,724)	(16,651)
Total	$5,555	$3,735

Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	2	5
Computer hardware and software	3	7
Leasehold improvements	1	10
Furniture and fixtures	3	15

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $1.4 million and $1.3 million, respectively.

Other Intangibles

In accordance with ASC 350 Intangibles — Goodwill and Other, intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV's annual impairment review date is October 1. Reviews for impairment are performed at each of MRV's reporting units. Intangible assets that are determined to have definite lives are amortized over their useful lives. See Note 4 "Goodwill and Other Intangibles" for further information.

Impairment of Long-Lived Assets

MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. The Company takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There was no impairment loss on tangible assets of continuing operations during the three years ended December 31, 2013.

Fair Value of Financial Instruments

MRV's financial instruments including cash and cash equivalents, restricted time deposits, short-term and long-term marketable securities, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair market value. The fair values of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. Short-term debt obligations have variable interest rates, which reset frequently; therefore, their carrying values do not materially differ from their calculated aggregate fair value.

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

As of December 31, 2013 and December 31, 2012 , the Company had cash equivalents consisting of money market funds of $14.0 million and $0.8 million, respectively that were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
December 31, 2012	$837	$837

December 31, 2013	$14,001	$14,001

During 2012 the Company recorded a liability for the estimated fair value of 250,000 warrants that was awarded to plaintiffs in a litigation matter, see Note 10, Commitments and Contingencies. The fair value of this liability is remeasured at each balance sheet date. In calculating the fair value at December 31, 2013, the Company used Black Scholes with level 2 inputs including a volatility of 46% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.7% and the 5 years expected term of the warrants. The resulting fair value was $4.96 per warrant. The change in the fair value of the warrants was approximately $150 thousand for the year ended December 31, 2013. This liability is recorded as as component of accrued liabilities on the balance sheet.

Other Current Assets
Other current assets include prepaid expenses that will be consumed within a twelve month period. Prepaid expenses included in other assets were $1.5 million and $1.8 million for 2013 and 2012, respectively.

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

Cost of Sales

Cost of sales includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. The portion of cost of sales related to service revenue was $34.1 million, $33.6 million, and $29.1 million for the years ended December 31, 2013 , 2012, and 2011 respectively.

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

Software Development Costs

In accordance with ASC 350-40 Intangibles - Goodwill and Other, Internal-Use Software, any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized. During the year ended December 31, 2013, we have implemented a new enterprise-wide software for which we capitalized the development costs. The costs of which are included in property and equipment on the balance sheet.

Sales and Marketing

Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2013, 2012 and 2011, advertising and trade show costs were $1.1 million, $1.2 million and $1.3 million, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740 Tax Provisions, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Outstanding stock options to purchase 325.8 thousand shares were excluded from the computation of dilutive shares for the year ended December 31, 2013 because of the net loss. Outstanding stock options to purchase 416.3 thousand shares were excluded from the computation of dilutive shares for the year ended December 31, 2012. Outstanding stock options to purchase 404.8 thousand shares were excluded from the computation of dilutive shares for the year ended December 31, 2011. In addition, for the years ended December 31, 2012 and 2011 respectively, 4.4 thousand and 37.8 thousand potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

On December 3, 2012, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expires on December 31, 2013. Under this program the Company purchased 40 thousand shares at a total cost of $0.4 million during the year ended December 31, 2012, and 262 thousand shares at a total cost of $2.6 million during the year ended December 31, 2013. Under this Stock Repurchase Program, the Company had purchased 302,178 shares at a total cost of approximately $3.0 million.

On August 15, 2013, the Company Board of Directors terminated the Company's existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that is scheduled to expire on May 14, 2014. Since August 15, 2013 the Company has purchased 127,510 shares at a total cost of approximately $1.3 million during the year ended December 31, 2013, leaving $5.7 million for future purchase.

Share-Based Compensation

As discussed in Note 12 "Share-Based Compensation," the fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV's best estimates. Those estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. See Note 13, Share-Based Compensation, for a further discussion on share-based compensation and assumptions used.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from those estimates.

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

The statements of operations for the years ended December 31, 2012 and 2011 that would have been included if Pedrena had not been sold consisted of (in thousands):

Year ended December 31:	2012	2011
Revenue	$27,602	$38,282
Income (loss) before income taxes	(3,175)	3,432
Provision for income taxes	(244)	2,045
Income (loss) from operations of discontinued operations	(2,931)	1,387
Gain on sale of Interdata, net of income taxes of $623	5,542	—
Net income from discontinued operations, net of income taxes	$2,611	$1,387

In connection with the sale of Interdata the Company entered into a channel partner agreement with the buyer whereby the Company will continue to sell its products to Interdata. The amount of intercompany revenues that were previously eliminated from the Company's financial statements in consolidation consisted of (in thousands):

Year ended December 31:	2012	2011
Revenues attributed to intercompany activities	$4,249	$6,630

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

The statements of operations for the years ended December 31, 2012, and 2011 that would have been included if Alcadon had not been sold consisted of (in thousands):

Year ended December 31:	2012	2011
Revenue	$24,320	$36,760
Loss before income taxes	(1,088)	(2,479)
Provision for income taxes	643	1,271
Loss from operations of discontinued operations	(1,731)	(3,750)
Gain on sale of Alcadon, net of income taxes of $1,341	6,182	—
Net income (loss) from discontinued operations, net of income taxes	$4,451	($3,750)

In connection with the sale of Interdata the Company entered into a channel partner agreement with the buyer whereby the Company will continue to sell its products to Alcadon. The amount of intercompany revenues that were previously eliminated from the Company's financial statements in consolidation consisted of (in thousands):

Year ended December 31:	2012	2011
Revenues attributed to intercompany activities	$3,931	$8,111

On March 29, 2012, the Company completed the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary CES. The sale was completed pursuant to a Stock Purchase Agreement (the "CES Purchase Agreement"), dated as of December 2, 2011, with CES Holding SA, as purchaser, represented for purpose of the Agreement by Vinci Capital Switzerland SA. The CES Purchase Agreement and sale of CES were approved by the Company's stockholders at the Company's annual meeting of stockholders held on January 9, 2012. The purchase price for CES paid on closing to the Company was CHF 25.8 million, or U.S. $28.4 million, with CHF 2.6 million, or U.S. $2.8 million of the proceeds going into an indemnification escrow account to be released in one year to the Company (subject to any indemnification claims that may be brought by the purchaser), which was released to the Company in March 2013. Cash proceeds to the Company were $24.2 million upon closing net of the escrowed funds and $1.2 million in other closing costs.

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

The statements of operations for the years ended December 31, 2012 and 2011, that would have been included if CES had not been sold consisted of (in thousands):

Year ended December 31:	2012	2011
Revenue	$6,829	$34,643
Income (loss) before income taxes	(135)	4,758
Provision for income taxes	556	2,454
Income (loss) from operations of discontinued operations	(691)	2,304
Gain on sale of CES, net of income taxes of $1,668	6,470	—
Net income from discontinued operations, net of income taxes	$5,779	$2,304

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

The statement of operations for the year ended December 2011 that would have been included if TurnKey had not been sold consisted of (in thousands):

Year ended December 31:	2011
Revenue	$1,907
Loss before income taxes	(240)
Provision for income taxes	20
Loss from operations of discontinued operations	(260)
Loss on sale of TurnKey net of income taxes of $0	(3,154)
Net Loss from discontinued operations, net of income taxes	($3,414)

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

Network Integration
Goodwill	$2,831
Accumulated impairment losses and amortization	(1,760)
Balance as of December 31, 2011	1,071

Impairment of Tecnonet goodwill	(1,055)
Foreign currency translation adjustment, net	(16)

Goodwill	2,831
Accumulated impairment losses and amortization	(2,831)
Balance as of December 31, 2012	$—

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

The Company does not have goodwill as of December 31, 2013.

Other intangibles consist of intellectual property purchased during the years ended December 31, 2013 and 2012. These assets were not in service as of December 31, 2013, therefore amortization of other intangible assets was zero for the years ended December 31, 2013 and December 31, 2012. The term of the license agreements is indefinite and the Company plans to amortize the cost of the license over the estimated useful life which is approximately five years.

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

December 31:	2013	2012
Payroll and related	$9,537	$7,653
Professional fees	1,400	1,916
Non-income taxes	3,223	84
Product warranty	578	1,006
Deferred rent	278	380
Derivative litigation costs	—	1,262
Derivative litigation settlement	1,241	1,573
Other	3,206	2,778
Total	$19,463	$16,652

Total derivative litigation cost in excess of insurance limits was $1.9 million through December 31, 2013. Accrued settlement costs represent the estimated fair value of warrants that are to be issued. See Note 10, Commitments and Contingencies and Note 19, Subsequent Event.

6. Income Taxes
For financial reporting purposes, income before income taxes includes the following (in thousands):

Years ended December 31:	2013	2012	2011

United States	$(4,096)	$(11,018)	$(10,916)
Foreign	(1,218)	2,830	6,373
Total	$(5,314)	$(8,188)	$(4,543)
The provision for income taxes consists of the following (in thousands):

Years ended December 31:	2013	2012	2011
Current:
State	(56)	300	69
Foreign	1,477	1,664	2,029
Total current	1,421	1,964	2,098
Deferred:
Federal	—	(3,019)	(1,813)
State	—	(614)	(369)
Foreign	87	656	(1,107)
Total deferred	87	(2,977)	(3,289)
Total	$1,508	$(1,013)	$(1,191)
The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

Years ended December 31:	2013	2012	2011
Income tax provision, at statutory federal rate	34%	34%	34%
State and local income taxes, net of federal income taxes effect	5	6	16
Credits	—	5	—
Permanent differences	(13)	(7)	(40)
Goodwill impairment	—	(4)	—
Foreign taxes at rates different than domestic rates	(7)	(1)	5
Change in tax rates	—	—	75
Change in valuation allowance	(49)	(20)	(64)
Change in FIN 48 reserve	(3)
Other adjustments	5	—	—
Total	(28)%	13%	26%

The components of deferred income taxes consist of the following (in thousands):

December 31:	2013	2012
Allowance for doubtful accounts	$415	$275
Inventory reserve	1,954	1,933
Accrued liabilities	2,694	3,094
Other	5,791	6,052
	10,854	11,354
Valuation allowance	(9,635)	(10,209)
Net current deferred income tax assets	1,219	1,145
Net operating losses	88,086	89,742
Tax credits	—	758
Depreciation and amortization	439	433
Investments	—	—
Capital loss carry forwards	38,951	40,739
	127,476	131,672
Valuation allowance	(123,782)	(127,961)
Net long-term deferred income tax asset	3,694	3,711
Total	$4,913	$4,856

MRV records valuation allowances against deferred income tax assets, when necessary, in accordance with ASC 740 Accounting for Income Taxes. Realization of deferred income tax assets, such as net operating loss ("NOL") carry forwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During 2013 the Company recorded a decrease to the valuation allowance totaling $4.8 million against additional deferred income tax assets, principally domestic and foreign net operating losses due to the use of net operating losses. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets, which relate primarily to profitable foreign subsidiaries, will be realized.

The change in the valuation allowance is as follows:

December 31:	2013	2012	2011
Balance at beginning of period	($138.2)	($158.8)	($136.8)
Decrease in Valuation Allowance	4.8	20.6	(22)
Balance at end of period	$(133.4)	$(138.2)	$(158.8)

As of December 31, 2013, MRV had federal, state, and foreign NOL carry forwards available of $172.3 million, $93.1 million and $95.8 million, respectively. For the year ended December 31, 2013, federal NOL carry forwards decreased by $0.4 million, and state net operating loss carry forwards decreased by $17.9 million. For federal and state income tax purposes, the NOLs are available to offset future taxable income through 2031. Certain foreign NOL carry forwards and tax credits are available indefinitely. As of December 31, 2013, federal and state capital loss carry forwards amounted to $110.5 million, and $24.0 million, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2013 , the US federal and state NOLs had a full valuation allowance.

Under the provisions of ASC 718 Compensation — Stock Compensation, MRV recognizes tax benefits associated with the exercise of stock options and vesting of restricted stock directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from these tax benefits occurring from January 1, 2006 onward. A tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2013, deferred tax assets do not include $2.7 million of loss carryovers from share-based compensation.

MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2013, MRV had approximately $24.9 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of the Company's U.S. entities exceed current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The tax years 2000-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was needed or recorded under ASC 740, as the topic relates to accounting for uncertainty in income taxes as of December 31, 2012.

In 2012 the Company had a loss from continuing operations and income from discontinued operations and applied ASC 740-20-45-7 that results in a reclassification of income tax benefit from discontinued operations to continuing operations. The amount of benefit reclassified was $3.6 million in 2012.

The Company recognized an income tax expense of $4.6 million, and a benefit of $5.8 million for the years ended December 31, 2012 and 2011, respectively, with respect to its discontinued operations.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31:	2013	2012	2011
Balance at beginning of period	$—	$—	$—
Additions related to prior year positions	(134)	—	—
Balance at end of period	$(134)	$—	$—

Substantially all of the uncertain tax benefits as of December 31, 2013, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The tax years 2000-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was needed or recorded under ASC 740, as the topic relates to accounting for uncertainty in income taxes as of December 31, 2013.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

The Company's tax returns for the years 2006-2011 are currently under review by the Italian taxing authorities. The Company believes that its position is meritorious, and no additional liabilities have been recognized at December 31, 2013 relating to this examination.

7. Short-Term Debt
Short-term debt consists of secured and unsecured lines of credit and a short-term loan. As of December 31, 2013 and 2012, short-term debt totaled $4.3 million and $5.3 million, respectively. Short-term debt bears interest ranging from 1.2% to 2.4%, and the weighted average interest rate was approximately 2.2% and 2.7% as of December 31, 2013 and 2012, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries. See Note 18, Accounts Receivable Factoring.

8. Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

December 31:	2013	2012
Liability for severance pay	$3,658	$3,518
Long-term portion of deferred revenue	1,444	1,666
Other	134	—
Total	$5,236	$5,184

9. 401(k) Plan
The Company sponsors a 401(k) plan to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, MRV's plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the plan on a pretax basis. The Company currently matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees. Matching contributions to the Plan totaled $335 thousand, $396 thousand, and $471 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

10. Commitments and Contingencies
Lease Commitments
MRV leases certain facilities and equipment under non-cancelable lease agreements expiring in various years through 2020. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2013 (in thousands):

Years ending December 31,	Operating leases
2014	$1,857
2015	1,651
2016	719
2017	379
Thereafter	—
Total	$4,606
Annual rental expense under non-cancelable operating lease agreements for the years ended December 31, 2013, 2012 and 2011, was $2.4 million, $2.7 million and $3.2 million, respectively.
On October 8, 1996, the Company entered into a lease amendment for the lease of office space located in Chatsworth, CA.  The Company exercised multiple options to extend the original lease term, and the current term of the lease is for 10 years from April 1, 2007, with no option to extend the lease term.  The total lease payments over the current term will approximate $2.0 million.  Pursuant to the amendment, the Company was granted an improvement allowance of $70,000  which is being amortized as a reduction to rent expense over the life of the lease.

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

On June 30 2008, the Company entered into a lease amendment for the lease of office space located in Rome, Italy.  The term of the lease is for six years from March 1, 2010, with an option to extend the lease term for six years.  The total lease payments over the initial term will approximate $0.9 million.   Pursuant to the lease, the Company was not granted any rent abatement.

On June 30 2008, the Company entered into a lease amendment for the lease of office space located in Rome, Italy.  The term of the lease is for six years from March 1, 2010, with an option to extend the lease term for one six year period.  The total lease payments over the initial term will approximate $0.7 million.  Pursuant to the lease, the Company was not granted any rent abatement.

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

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2013, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $14.2 million.

Royalty Commitment

Certain of MRV's Israeli subsidiaries are obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2.0% to 5.0% of sales of such products developed with the participation, up to the cost of such participation. The outstanding obligation as of December 31, 2013 is $287 thousand. We have further reserved $243 thousand against a disputed claim that was raised in 2005, though the last correspondence with the Chief Scientist on the matter occurred in 2008. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2013, 2012, and 2011.

Indemnification Obligations

In connection with the sale by MRV of Source Photonics in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired. However any indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations. In connection with the sale by MRV of CES in March 2012, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement, and we have purchased an insurance policy to protect us against any claims of indemnification related to the representations and warranties. Our sale purchase agreements for the sale of Interdata and Alcadon include customary indemnification obligations. In addition, in connection with the sale of Interdata the Company and the buyer entered into a Representations and Warranties Agreement that contains an arrangement whereby if the Company does not obtain a representations and warranties insurance policy within 90 days of close of the sale transaction, and if the Company's cash fell below $20.0 million prior to December 31, 2013, the Company would deposit $1.5 million euros (or $2.0 million U.S. equivalent as of December 31, 2012) in an escrow account to secure its indemnification obligations under the Representations and Warranties Agreement. The Company maintained cash balances sufficient to avoid making a deposit.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2013 and 2012.

Litigation

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. In addition, we were party to the litigation set forth below.
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

As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which includes, among other things, (a) a release of all claims relating to the derivative litigation for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payment of attorneys' fees to plaintiffs' counsel including $500,000 in cash and 250,000 warrants to purchase the Company's Common Stock, with a five-year term and strike price of the closing price of the Company's Common Stock on the date an order of the federal District Court approving the settlement becomes final; (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013, the Federal Court granted final approval of the Settlement Stipulation and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company was also required to undertake certain corporate governance reform actions ,all of which are either in process of implementation or have been implemented.

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV has paid and accrued $1.9 million in payment for services of defense counsel and other parties through December 31, 2013 above the insured amount.
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

11. Product Warranty and Indemnification
As of December 31, 2013 and December 31, 2012, MRV's product warranty liability recorded in accrued liabilities was $0.6 million and $1.0 million, respectively. The following table summarizes the activity related to the product warranty liability (in thousands):

	Beginning balance	Cost of warranty claims	Accruals for product warranties	Foreign currency translation adjustment	Balance at end of period
December 31, 2011	$861	790	(524)	(1)	1,126
December 31, 2012	$1,126	(150)	30	0	1,006
December 31, 2013	$1,006	(321)	(107)	0	578

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
Accumulated Other Comprehensive Income
Accumulated Other Comprehensive income is comprised of the effects of foreign currency translation adjustments to the financial statements.
Stock Repurchase Programs and Stock Repurchase
On September 13, 2010, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expired on December 31, 2011. Under this program the Company purchased 15 thousand shares at a total cost of $0.4 million, and 55 thousand shares at a total cost of $1.5 million during the year ended December 31, 2011 and 2010, respectively.

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

On December 3, 2012, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program. The program expires on December 31, 2013. Under this program the Company purchased 40 thousand shares at a total cost of $0.4 million during the year ended December 31, 2012, and 262 thousand shares at a total cost of $2.6 million during the year ended December 31, 2013. Under this Stock Repurchase Program, the Company had purchased 302,178 shares at a total cost of approximately $3.0 million.

On August 15, 2013, the Company Board of Directors terminated the Company's existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that is scheduled to expire on May 14, 2014. Since August 15, 2013 the Company has purchased 127,510 shares at a total cost of approximately $1.3 million during the year ended December 31, 2013, leaving $5.7 million for future purchase.

Equity Grants
MRV's equity plans provide for granting options, restricted stock or other forms of equity to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for the Company. Under these plans, stock options exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant and restricted stock grants do not have exercise prices. The options generally vest over one year to four years with expiration dates of ten years from the date of grant and all outstanding restricted stock grants vest one year from the date of grant. The Company's 2007 Omnibus Plan provides for granting options, restricted stock, and other forms of equity, and is at the discretion of the Board of Directors. As of December 31, 2013, 251 thousand options to purchase shares of Common Stock were available for future awards under the plan. See Note 13 Share-Based Compensation for additional discussion.

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

13.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Cost of goods sold	$98	$39	$62
Product development and engineering	66	40	118
Selling, general and administrative	549	1,050	2,208
Total share-based compensation expense (1)	$713	$1,129	$2,388

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

The Company granted 80,242, 17,736 and 95,953 stock options during the years ended December 31, 2013, 2012 and 2011. The related average fair value was $4.89, $9.65 and $20.12 per share. The Company granted restricted shares of 91,388, 39,326 and 5,146 at average fair values of $9.98, $16.18 and $23.62 per share during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $709.0 thousand, which is expected to be amortized over a weighted-average period of 1.5.

The following table summarized the activity that relates to the Company's restricted stock awards (amounts not rounded):

	2013	2012	2011
Restricted stock units at January 1	37,514	5,148	5,528
Granted	91,388	39,326	5,146
Vested	(37,428)	(5,148)	(5,526)
Forfeited	(10,281)	(1,812)	0
Restricted stock units as of December 31	81,193	37,514	5,148

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the year ended December 31, 2013:

Year ended December 31,	2013	2012	2011
Risk-free interest rate	1.2%	0.8%	1.9%
Dividend yield (1)	—	—	—
Volatility	51.9%	89.0%	87.0%
Expected life (in years)	5.7	5.5	5.9

(1) As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

Share-Based Payment Award Activity
The following table summarizes option share-based payment award activity for the one-year period ended December 31, 2013 (in thousands, except per share amounts):

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2013	423	$35.52
Granted	88	$12.08
Exercised	—	$—
Canceled and forfeited	(162)	$38.68
Outstanding, December 31, 2013	349	$28.15	4.34	$48.94
Vested and expected to vest, December 31, 2013	338	$28.68	4.18	$44.61
Exercisable, December 31, 2013	259	$33.51	2.73	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $10.72 at December 31, 2013, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.
A summary of the Company's nonvested options as of December 31, 2013 (in thousands, except per share amounts):

	Shares under option	Weighted average exercise price
Nonvested options outstanding, January 1, 2013	61	$25.18
Granted	88	$12.08
Vested	(26)	$25.86
Canceled and forfeited	(33)	$23.52
Nonvested outstanding, December 31, 2013	90	$12.80

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2013:

Range of Exercise prices	Options outstanding as of December 31, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2012	Weighted average exercise price of exercisable options
$9.10 - $9.10	24,812	9.42	$9.10	—	$—
$10.55 -$10.55	51,430	9.25	$10.55	—	$—
$13.60 - $23.80	44,914	4.36	$20.98	41,033	$20.71
$25.00 -$25.00	87,500	1.93	$25.00	87,500	$25.00
$27.60 - $27.60	37,630	4.61	$27.60	30,552	$27.60
$29.00 - $41.00	37,412	3.54	$33.15	34,205	$33.32
$41.80 - $52.60	39,287	2.89	$50.48	39,287	$50.48
$53.20 - $73.40	23,419	0.75	$61.52	23,419	$61.52
$76.40 - $76.40	1,650	1.00	$76.40	1,650	$76.40
$79.20 - $79.20	1,400	2.25	$79.20	1,400	$79.20
$9.10 - $79.20	349,454	4.34	$28.15	259,046	$33.51

The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

	2013	2012	2011
Total intrinsic value of stock options exercised	$—	$—	$139
Cash received from stock options exercised	$—	$—	$234

14.	Segment Reporting and Geographic Information

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

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

Years Ended December 31,	2013	2012	2011
Network Equipment segment	$90,711	$87,727	$96,166
Network Integration segment	75,636	72,421	76,436
Before intersegment adjustments	166,347	160,148	172,602
Intersegment adjustments	(146)	(8,487)	(15,534)
Total	$166,201	$151,661	$157,068

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

One customer accounted for $46.6 million, $43.4 million and $44.2 million of revenue in the Network Integration segment, or 28%, 28% and 28% of total revenue, for the years ended December 31, 2013, 2012 and 2011.

The same customer accounted for 22%, 21% and 14% of accounts receivable as of December 31, 2013, 2012 and 2011 respectively. Another customer in the Network Integration segment accounted for 27%, 9% and 30% of total accounts receivable as of December 31, 2013, 2012 and 2011, respectively.

The following table summarizes external revenue by geographic region (in thousands):

Years Ended December 31,	2013	2012	2011
United States	$55,071	$47,250	$51,076
Americas (Excluding the U.S.)	4,200	6,008	6,357
Europe	98,843	88,868	94,317
Asia Pacific	8,087	9,521	5,296
Other regions	—	14	22
Total	$166,201	$151,661	$157,068

Revenue from external customers attributed to Italy totaled $76.6 million, $73.1 million, and $77.0 million for the years ended December 31, 2013, 2012 and 2011 respectively. No other individual foreign country accounted for more than 10% of consolidated revenue. The Company's revenue by geographical area is based on the customer's country of domicile.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	December 31, 2013	December 31, 2012
Americas	$3,326	$2,099
Europe	2,194	1,590
Asia Pacific	35	46
Total	$5,555	$3,735

The following table provides selected Statement of Operations information by business segment (in thousands):

Years ended December 31,	2013	2012	2011
Gross profit
Network Equipment segment	$47,069	$43,325	$49,423
Network Integration segment	10,917	11,832	12,659
Before intersegment adjustments	57,986	55,157	62,082
Corporate unallocated and intersegment adjustments (1)	7	(5)	(408)
Total	$57,993	$55,152	$61,674

Depreciation expense
Network Equipment segment	$1,417	$1,022	$843
Network Integration segment	219	234	243
Corporate	197	192	180
Total	$1,833	$1,448	$1,266

Operating income (loss)
Network Equipment segment	$(1,699)	$1,096	$4,539
Network Integration segment	4,620	4,514	6,036
Before intersegment adjustments	2,921	5,610	10,575
Corporate unallocated operating loss and adjustments (1)	(7,302)	(15,457)	(14,292)
Total operating income (loss)	$(4,381)	$(9,847)	$(3,717)

Provision (benefit) for income taxes
Network Equipment segment	$(38)	$(2,468)	$(3,289)
Network Integration segment	1,546	1,455	2,098
Corporate	—	—	—
Total	$1,508	$(1,013)	$(1,191)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

December 31:	2013	2012
Additions to Fixed Assets
Network Equipment segment	$3,329	$1,296
Network Integration segment	104	85
Corporate	229	86
Discontinued operations	—	1,442
Total	$3,662	$2,909
Total Assets
Network Equipment segment	$48,955	$44,445
Network Integration segment	54,625	47,400
Corporate and intersegment eliminations	24,367	36,720
Discontinued operations	—	—
Total	$127,947	$128,565

15. Other Income, Net
Following is a summary of other income, net (in thousands):

Years ended December 31:	2013	2012	2011
Interest income	$14	$7	$51
Loss on foreign currency transactions	(336)	(316)	(118)
Other, net	(85)	255	97
Total	$(407)	$(54)	$30

16. Sale of Investments in Unconsolidated Entities

On December 14, 2009, Broadcom Corporation completed the acquisition of Dune Networks, Inc., a privately held company in which MRV held a $0.5 million cost based investment. MRV recorded a $3.5 million gain on sale of the investment for the year ended December 31, 2011. MRV received the cash proceeds from the sale, less amounts retained in escrow, in the first quarter of 2010, and received the escrowed funds in 2011.

17. Quarterly Financial Data (Unaudited)
The following tables summarize MRV's Statements of Operations (in thousands):

Three months ended:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$38,905	$38,175	$38,385	$50,736
Cost of goods sold	25,878	24,803	23,411	34,116
Gross profit	13,027	13,372	14,974	16,620
Operating expenses:
Product development and engineering	4,648	4,454	4,627	5,652
Selling, general and administrative	12,392	9,453	10,308	10,840
Total operating expenses	17,040	13,907	14,935	16,492
Operating income (loss)	(4,013)	(535)	39	128
Interest expense	(132)	(241)	(41)	(112)
Other income (loss), net	17	(102)	(132)	(190)
Income (loss) from continuing operations before income taxes	(4,128)	(878)	(134)	(174)
Provision (benefit) for income taxes	306	115	12	1,075
Net income (loss) attributable to MRV	$(4,434)	$(993)	$(146)	$(1,249)
Net income (loss) attributable to MRV per share — basic and diluted (1)	$(0.59)	$(0.13)	(0.02)	$(0.17)
Basic and diluted weighted average shares	7,568	7,585	7,522	7,443

Three months ended:	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$33,415	$37,626	$34,666	$45,954
Cost of goods sold	20,734	24,314	20,294	31,167
Gross profit	12,681	13,312	14,372	14,787
Operating expenses:
Product development and engineering	3,699	3,389	4,023	4,233
Selling, general and administrative	12,627	11,167	11,414	13,391
Impairment of Goodwill			1,055	1
Total operating expenses	16,326	14,556	16,492	17,625
Operating income (loss)	(3,645)	(1,244)	(2,120)	(2,838)
Interest expense	(208)	(191)	(52)	(150)
Gain from settlement of deferred consideration obligation	—	2,314	—	—
Other income (loss), net	162	(82)	(17)	(117)
Income from continuing operations before income taxes	(3,691)	797	(2,189)	(3,105)
Provision (benefit) for income taxes	(1,517)	296	(869)	1,077
Income (loss) from continuing operations	(2,174)	501	(1,320)	(4,182)
Gain (loss) from discontinued operations	5,789	(630)	(2,108)	9,788
Net income (loss) attributable to MRV	3,615	(129)	(3,428)	5,606
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(0.28)	$0.06	$(0.17)	$(0.54)
From discontinued operations	0.73	(0.08)	(0.27)	1.26
Net income (loss) attributable to MRV per share — basic (1)	$0.46	$(0.02)	$(0.44)	$0.72
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(0.28)	$0.06	$(0.17)	$(0.54)
From discontinued operations	0.73	(0.08)	(0.27)	1.26
Net income attributable to MRV per share — diluted (1)	$0.46	$(0.02)	$(0.44)	$0.72
Basic weighted average shares	7,887	7,887	7,766	7,760
Diluted weighted average shares	7,896	7,887	7,766	7,760
_____________________________

(1)	Amounts may not add due to rounding.

18. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At December 31, 2013, Tecnonet's factoring facility agreements permitted the factoring of up to €15.0 million, or $20.7 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing. The Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

As of the years ended December 31, 2013 and 2012, the face amount of total outstanding accounts receivables sold by the Company pursuant to these agreements was $17.2 million and $29.5 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and the proceeds are recorded at fair value. Proceeds consist of a receivable due from the factor. Cash received from the factor is recorded as a reduction of the receivable due from the factor. The related outstanding balances due from the factor were $7.7 million and $13.3 million as of December 31, 2013 and 2012, respectively, and are included in other receivables on the accompanying balance sheets. The related losses on the sale were $0.3 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

19. Subsequent Event

On February 18, 2014, the Company issued warrants (the “Warrants”) to purchase 250,000 shares of its common stock (the shares of Common Stock issuable on exercise of the Warrants being referred to herein as the "Warrant Shares.") at an exercise price of $8.80 per share. The Warrants were issued in connection with the settlement of certain litigation previously pending against the Company in the federal District Court and the California Superior Court, in accordance with the Stipulation of Settlement, dated as of March 1, 2013, between the Company and the participants in such settlement. See Note 10 "Commitments and Contingencies - Litigation" for additional discussion.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2013, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Management concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) as of December 31, 2013 were not effective as a result of the material weakness described below.
To further address any remaining risks identified in our internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Form 10-K. Notwithstanding the remaining remedial efforts to improve deficiencies in our internal control over financial reporting as of December 31, 2013, we believe that the consolidated financial statements contained in this Form 10-K present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented in conformity with GAAP.
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

In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company's control activities. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2013 was ineffective because a material weakness existed in the Company's internal control that was related to the inadequate design of internal controls over the accounting for deferred revenue. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's consolidated financial statements will not be prevented or detected on a timely basis. We intend to make improvements to our internal controls and processes to address this material weakness.
The material weakness identified above related to the inadequate design of internal controls over the accounting for deferred revenue. The Company's management has determined that a control deficiency in its accounting for deferred revenue constitutes a material weakness.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the internal control over financial reporting of MRV Communications, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company identified a material weakness related to the inadequate design, implementation and operating effectiveness of internal controls over the accounting of its deferred revenues. In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Los Angeles, California

March 17, 2014

Item 9B.    Other Information.
On February 18, 2014, the Company issued warrants (the “Warrants”) to purchase 250,000 shares of its common stock (the shares of Common Stock issuable on exercise of the Warrants being referred to herein as the "Warrant Shares."). The Warrants were issued in connection with the settlement of certain litigation previously pending against the Company in the federal District Court and the California Superior Court, in accordance with the Stipulation of Settlement, dated as of March 1, 2013, between the Company and the participants in such settlement. See Note 10 "Commitments and Contingencies - Litigation" for additional discussion.
The Warrants were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) of the Securities Act. The approvals were received after a hearing on the fairness of the terms and conditions of the exchange, at which all plaintiffs had the right to appear and adequate notice was given.
Pursuant to the terms of the Warrant Agreement dated as of July 16, 2013 between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (the “Warrant Agent”), each Warrant initially entitles the holder thereof (the "Holder"), subject to adjustment pursuant to the terms of the Warrant Agreement, to purchase one share of the Company’s common stock for each Warrant evidenced thereby, at an exercise price of $8.80 per share. The Warrants are exercisable pursuant to a ‘cashless’ exercise provision only. A Warrant may be exercised, at any time or from time to time after the issue date and prior to the expiration date (i.e. July 12, 2018), subject to the provisions of the Warrant Agreement, provided, however that the exercise of any Warrant shall be subject to the satisfaction of any applicable conditions in the Warrant Agreement.
The Company is not required to issue fractional Warrant Shares on the exercise of Warrants.

Warrants may be exercised upon surrender to the Warrant Agent at the office of the Warrant Agent of the related warrant certificate, together with the form of election attached thereto to purchase Common Stock on the reverse thereof duly filled in and signed by the Holder thereof, and by instructing the Warrant Agent to issue Warrant Shares then issuable upon exercise of all or any part of the warrant certificate on a ‘net basis’ such that, without payment of any cash consideration or other immediately available funds, the Holder surrenders the warrant certificate in exchange for the applicable number of Warrant Shares.

Adjustment of Exercise Price. Upon the occurrence of certain events, the Exercise Price may be adjusted upward or downward. Subject to the exceptions specified in the Warrant Agreement, the Exercise Price in effect from time to time shall be subject to adjustment if we:

•	declare a dividend payable in Common Stock or make some other distribution on the outstanding shares of our Common Stock in shares of our Common Stock;

•	subdivide or reclassify the outstanding shares of our Common Stock into a greater number of shares; or

•	combine or reclassify the outstanding shares of our Common Stock into a smaller number of shares.

In the case of a Reorganization, as defined in the Warrant Agreement, the Holders of Warrants which have not been exercised (or otherwise expired or been terminated) have the right to receive, upon exercise of the Warrants, the kind and amount of shares of stock and other securities and property receivable upon such Reorganization by a Holder of the number of shares of Common Stock into which such Warrants so exercised might have been exercised immediately prior to such Reorganization. In the event of a Reorganization where consideration to the holders of Common Stock in exchange for their shares is payable solely in cash, then (i) the Warrants shall terminate upon the closing of the Reorganization and (ii) each Holder of Warrants shall receive, upon surrender of his Warrant Certificates, an amount in cash equal to the greater of: (A) the number of Warrants tendered by such Holder multiplied by the amount, if any, by which the per share consideration paid to holders of Common Stock exceeds the then current Exercise Price; and (B) the number of Warrants tendered by such Holder multiplied by the ‘value’ of a Warrant as of the date of consummation of such Reorganization, such ‘value’ to be equal to the Black Scholes Value, calculated by a nationally-recognized valuation expert or firm mutually agreed to by the Company and the plaintiff’s lead counsel not later than 10 days after notice of a Reorganization to plaintiff’s lead counsel.

Holders of unexercised Warrants are not entitled to (i) receive dividends or other distributions, (ii) receive notice of or vote at any meeting of the stockholders, (iii) consent to any action of the stockholders, (iv) receive notice of any other proceedings of the Company, (v) exercise any preemptive right or (vi) exercise any other rights whatsoever as stockholders of the Company.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	(1) The financial statements and the Reports of Ernst & Young LLP and Grant Thornton LLP are included in Item 8 of this Form 10-K on the pages indicated:

(2)	Schedule II — Valuation and Qualifying Accounts
Information required to be set forth herein is shown in the financial statements or notes thereto.
(3) Exhibits

Exhibit No.	Description

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
3.2
Amended and Restated Certificate of Incorporation of MRV Communications, Inc., as amended by a Certificate of Ownership and Merger on July 31, 2009 (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended September 30, 2012)

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of MRV Communications, Inc., filed on December 19, 2012 (incorporated by reference from Exhibit 3.3 of Form 10-K for the year ended December 31, 2012)

3.4	Bylaws of MRV Communications, Inc., as amended through October 5, 2009 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 6, 2009)

3.5	Bylaws of MRV Communications, INc. as amended through November 8, 3013 (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended September 30, 2013)
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (file No. 333-64017) filed on September 9, 1998)
4.2
Warrant Agreement dated as of July 16, 2013 between MRV Communications, Inc. and American Stock Transfer and Trust Company (incorporated by reference from Exhibit 4.1 on Form 10-Q for the quarter ended June 30, 2013)

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

10.27	Form of Notice of Grant for Restricted Stock Award for executives under the 2007 Omnibus Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 5, 2013)
10.28
Form of Notice of Grant of Non-Qualified Stock Option Award for executives under the 2007 Omnibus Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 of Form 8-K filed on April 5, 2013)

10.29	Stipulation of Settlement (incorporated by reference from Exhibit 99.1 of Form 8-K filed on April 11, 2013)
10.30	Executive Management Incentive Plan - CEO (incorporated by reference from Exhibit 99.1 of Form 10-Q for the quarter ended June 30, 2013)
10.31	Executive Management Incentive Plan - CFO (incorporated by reference from Exhibit 99.2 of Form 10-Q for the quarter ended June 30, 2013)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (filed herewith)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (fiiled herewith)
101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
Date: March 17, 2014	/s/ David Stehlin
David Stehlin Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
Date: March 17, 2014	/s/ David Stehlin
David Stehlin Chief Executive Officer
Principal Financial and Accounting Officer:
Date: March 17, 2014	/s/ Stephen Garcia
Stephen Garcia Chief Financial Officer
All of the Board of Directors: Kenneth H. Traub, Robert Pons, Mark J. Bonney, and Matthew Stecker

By:
Date: March 17, 2014	/s/ Stephen Garcia
Stephen Garcia Attorney-in-fact