Form 10-Q
period 2014-03-31
MRV COMMUNICATIONS INC
filed 2014-05-08
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of  April 30, 2014, 7,349,600 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenue:
Product revenue	$31,544	$28,072
Service revenue	10,774	10,833
Total revenue	42,318	38,905
Cost of sales	29,067	25,878
Gross profit	13,251	13,027
Operating expenses:
Product development and engineering	5,578	4,648
Selling, general and administrative	11,522	12,392
Total operating expenses	17,100	17,040
Operating loss	(3,849)	(4,013)
Interest expense	(150)	(132)
Other income, net	33	17
Loss before income taxes	(3,966)	(4,128)
Provision for income taxes	251	306
Net Loss	$(4,217)	$(4,434)

Net loss per share — basic	$(0.58)	$(0.59)
Net loss per share — diluted	$(0.58)	$(0.59)
Weighted average number of shares:
Basic	7,283	7,568
Diluted	7,283	7,568
________________________________________
(1) Amounts may not add due to rounding.

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Net Loss	($4,217)	($4,434)
Other comprehensive loss net of tax
Foreign currency translation loss	(47)	(835)
Total comprehensive loss	($4,264)	($5,269)

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,214	$27,591
Restricted time deposits	244	249
Accounts receivable, net	51,127	49,990
Other receivables	6,503	8,220
Inventories, net	25,435	22,981
Income tax refunds receivable	1,002	1,256
Deferred income taxes	1,185	1,219
Other current assets	6,156	5,664
Total current assets	114,866	117,170
Property and equipment, net	5,391	5,555
Deferred income taxes, net of current portion	3,756	3,694
Intangibles, net	762	873
Other assets	601	655
Total assets	$125,376	$127,947

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$6,794	$4,320
Deferred consideration payable	233	233
Accounts payable	24,430	23,991
Accrued liabilities	15,780	19,463
Deferred revenue	10,925	10,557
Other current liabilities	642	357
Total current liabilities	58,804	58,921
Other long-term liabilities	5,303	5,236
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,136 shares in 2014 and 8,143 shares in 2013
Outstanding — 7,280 shares in 2014 and 7,286 in 2013	270	270
Additional paid-in capital	1,283,626	1,281,883
Accumulated deficit	(1,212,554)	(1,208,337)
Treasury stock — 856 shares in 2014 and 856 shares in 2013	(10,412)	(10,412)
Accumulated other comprehensive income	339	386
Total stockholders' equity	61,269	63,790
Total liabilities and stockholders' equity	$125,376	$127,947

The accompanying notes are an integral part of these financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	($4,217)	($4,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	624	401
Share-based compensation expense	147	219
Provision for doubtful accounts	(77)	185
Deferred income taxes	365	16
Loss on disposition of property and equipment	—	14
Changes in operating assets and liabilities:
Accounts receivable	(1,092)	2,732
Inventories	(2,471)	1,407
Other assets	1,712	(3,220)
Accounts payable	455	3,061
Accrued liabilities	(2,076)	996
Income tax payable	(21)	121
Deferred revenue	371	905
Other current liabilities	(214)	131
Net cash provided by (used in) operating activities	(6,494)	2,534
Cash flows from investing activities:
Purchases of property and equipment	(352)	(955)
Release of restricted time deposits	5	(2)
Net cash used in investing activities	(347)	(957)
Cash flows from financing activities:
Purchase of treasury shares	—	(513)
Borrowings on short-term debt	6,819	968
Payments on short-term debt	(4,350)	(5,356)
Net cash provided by (used in) financing activities	2,469	(4,901)
Effect of exchange rate changes on cash and cash equivalents	(5)	(39)
Net decrease in cash and cash equivalents	(4,377)	(3,363)
Cash and cash equivalents, beginning of period	27,591	40,608
Cash and cash equivalents, end of period	$23,214	$37,245
Supplement disclosure on following page.

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$51	$514
Cash paid during period for income taxes	$—	$1,500

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

The consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Form 10-Q”) should be read in conjunction with “Selected Financial Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the SEC.

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

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2014, and the results of its operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 and its cash flows for the three months ended March 31, 2014 and 2013. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

As of March 31, 2014 and December 31, 2013 , the Company had cash equivalents consisting of money market funds of $14.0 million and $14.0 million, respectively that were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
December 31, 2013	$14,001	$14,001

March 31, 2014	$14,003	$14,003

During 2014 the Company updated the estimated fair value as of the issuance date of 250,000 warrants that were issued to plaintiffs' counsel on February 18, 2014 in a litigation matter originally recorded as a liability in 2013. In calculating the fair value, the Company used the Black Scholes option pricing model with level 2 inputs including a volatility of 41% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.5% and the 5 years expected term of the warrants. Volatility based on both the Company's historical quoted prices and peer company data was used as the Company's stock is thinly traded. The resulting fair value was $6.59 per warrant. In relation to this revaluation, the Company recorded expense of $0.4 million for the three months ended March 31, 2014. Upon issuance and revaluation, the warrants were removed from liabilities and recorded as a component of additional paid in capital. As the criteria was met under ASU 480 and ASU 815.

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. MRV evaluates the collectability of accounts receivable based on a combination of factors. If the Company becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. Accounts receivable are charged off at the point they are considered uncollectible.

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2014 (in thousands):

Three months ended
March 31, 2014
Balance at beginning of period	$2,183
Charged to expense	(77)
Write-offs	—
Foreign currency translation adjustment	(3)
Balance at end of period	$2,103

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$4,843	$5,723
Work-in process	1,007	1,121
Finished goods	19,585	16,137
Total	$25,435	$22,981

6.	Intangible Asset

The balance of the intangible asset was $0.8 million as of March 31, 2014 and $0.9 million as of December 31, 2013. This asset, which represents software license agreements, was not placed in service as of March 31, 2014, therefore amortization of intangible assets was zero for the three months ended March 31, 2014 and March 31, 2013. The terms of the license agreements are indefinite and once placed in service, the Company plans to amortize the cost over the estimated useful life, which is approximately 5 years.

7.	Product Warranty

As of March 31, 2014 and December 31, 2013, MRV's product warranty liability recorded in accrued liabilities was $0.6 million and $0.6 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the three months ended March 31, 2014 (in thousands):

Three months ended
March 31, 2014
Beginning balance	$578
Cost of warranty claims	(15)
Accruals for product warranties	33
Total	$596

8.	Net Income (Loss) Per Share

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

Outstanding stock options to purchase 0.3 million shares were excluded from the computation of dilutive shares for the three months ended March 31, 2014 because of the net loss. Outstanding stock options to purchase 0.4 million shares were excluded in the computation of dilutive shares for the three months ended March 31, 2013 because of the net loss. In addition, for the three months ended March 31, 2014, there were 9.3 thousand potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive, and there were no potentially dilutive shares to be excluded from the calculation of diluted net loss per share for the three months ended March 31, 2013. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended
	March 31,
	2014	2013
Cost of goods sold	$20	$17
Product development and engineering	23	10
Selling, general and administrative	104	192
Total share-based compensation expense (1)	$147	$219

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company granted no stock options and no restricted shares during the three months ended March 31, 2014 and the three months ended March 31, 2013. As of March 31, 2014, the total unrecorded deferred share-based compensation balance for unvested securities, net of expected forfeitures, was $0.5 million, which is expected to be amortized over a weighted-average period of 1.1 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. There were no options modified during the three months ended March 31, 2014 and 2013, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2013 Form 10-K. MRV evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three Months Ended March 31,
	2014	2013
Network Equipment	$22,319	$20,946
Network Integration	20,053	17,982
Before intersegment adjustments	42,372	38,928
Intersegment adjustments	(54)	(23)
Total	$42,318	$38,905

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

One customer accounted for $11.0 million and $11.5 million of revenue in Network Integration revenue, or 26% and 30% of total revenue, for the three months ended March 31, 2014 and 2013, respectively. Another customer accounted for $6.5 million and $5.1 million of Network Integration revenue, or 15% and 13% of total revenue, for the three months ended March 31, 2014 and 2013, respectively.

One customer in Network Integration accounted for 10% and 22% of total net accounts receivable as of March 31, 2014, and December 31, 2013, respectively. Another Network Integration customer accounted for 27% and 27% of total net accounts receivable as of March 31, 2014, and December 31, 2013, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended
	March 31,
	2014	2013
United States	$12,856	$12,125
Americas (Excluding the U.S.)	556	1,625
Europe	26,579	23,421
Asia Pacific	2,327	1,734
Total	$42,318	$38,905

Revenue from external customers attributed to Italy totaled $20.4 million and $18.1 million for the three months ended March 31, 2014 and March 31, 2013 respectively.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31, 2014	December 31, 2013
Americas	$3,239	$3,326
Europe	2,119	2,194
Asia Pacific	33	35
Total	$5,391	$5,555

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended
	March 31,
	2014	2013
Gross profit
Network Equipment	$10,759	$10,766
Network Integration	2,490	2,257
Total before intersegment adjustments	13,249	13,023
Corporate unallocated and intersegment adjustments (1)	2	4
Total	$13,251	$13,027

Depreciation expense
Network Equipment	$536	$300
Network Integration	49	53
Corporate	39	48
Total	$624	$401

Operating income (loss)
Network Equipment	$(2,839)	$(1,119)
Network Integration	845	691
Total before intersegment adjustments	(1,994)	(428)
Corporate unallocated operating loss and adjustments (1)	(1,855)	(3,585)
Total	$(3,849)	$(4,013)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Three months ended
	March 31,
	2014	2013
Additions to Fixed Assets
Network Equipment	$239	$922
Network Integration	33	32
Corporate	80	1
Total	$352	$955

	March 31, 2014	December 31, 2013
Total Assets
Network Equipment	$45,329	$48,955
Network Integration	57,495	54,625
Corporate and intersegment eliminations	22,552	24,367
Total	$125,376	$127,947

11. Indemnification Obligations

Our agreements for the sale of our Source Photonics, CES, Interdata and Alcadon businesses include customary indemnification obligations running to the respective buyers.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2014 and December 31, 2013.

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

As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which included, among other things, (a) a release of all claims relating to the derivative litigation for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payment of attorneys' fees to plaintiffs' counsel including $500,000 in cash and 250,000 warrants to purchase the Company's Common Stock, with a five-year term and strike price of the closing price of the Company's Common Stock on the date an order of the federal District Court approving the settlement becomes final; (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013, the Federal Court granted final approval of the Settlement Stipulation and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company was also required to undertake certain corporate governance reform actions,all of which are either in process of implementation or have been implemented.

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
13. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At March 31, 2014, Tecnonet's factoring facility agreements permitted the factoring of up to €10.0 million, or $13.8 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing. The Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At March 31, 2014, and December 31, 2013, the face amount of total outstanding accounts receivable pursuant to these agreements was $13.8 million and $17.2 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and the proceeds are recorded at fair value. Proceeds consist of a receivable due from the factor. Cash received from the factor is recorded as a reduction of the receivable due from the factor. The related outstanding balances due from the factor were $6.0 million and $7.7 million as of March 31, 2014 and December 31, 2013, respectively, and are included in other receivables on the accompanying balance sheets The related losses on sale were $0.04 million and $0.1 million for the three months ended March 31, 2014 and March 31, 2013, and is included in interest expense on the accompanying consolidated statements of operations.

14. Share Repurchase

On August 15, 2013, the Company Board of Directors terminated the Company's existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that is scheduled to expire on May 14, 2014. Since August 15, 2013 the Company has purchased 127,510 shares at a total cost of approximately $1.3 million during the year ended December 31, 2013, leaving $5.7 million for future purchase. No additional shares were repurchased during the three months ended March 31, 2014.

15. Income Taxes

The following table provides details of income taxes (in thousands, except percentages):

	Three months ended
	March 31,
	2014	2013
Loss before provision for income taxes	($3,966)	($4,128)
Provision for income taxes	251	306
Effective tax rate	(6)%	(7)%

The effective tax rate for the three months ended March 31, 2014 fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. In addition, various jurisdictions that generate losses do not benefit from the losses generated due to a valuation allowance placed on those benefits
As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million, and $95.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of March 31, 2014, the US federal and state NOLs had a full valuation allowance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2013 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical fact and may be identified by use of such terms as “expects,” “anticipates,” “intends,” “potential,” “estimates,” “believes,” “may,” “should,” “could,” “will,” “would,” and words of similar import.

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

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2013 Form 10-K and as set forth in item 1A of Part II of this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

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

Our business involves reliance on foreign-based offices. Some of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and United Kingdom. For the three months ended March 31, 2014, and 2013, foreign revenue constituted 78.0% and 65.0%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

At March 31, 2014 we had $23.2 million in cash and cash equivalents, $0.2 million in restricted time deposits, and $6.8 million in short-term debt.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the euro, the Taiwan dollar and the Israeli new shekel. For the three months ended March 31, 2014 and 2013, 78% and 65% of revenue, respectively, and 41% and 36% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the three months ended March 31, 2014, these currencies strengthened slightly against the U.S. dollar compared to the three months ended March 31, 2013, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. The euro and Israeli new shekel strengthened 4% and 6% respectively against the U.S. dollar in three months ended March 31, 2014 compared to three months ended March 31, 2013. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended March 31,
	2014		2013
	$	% (1)	$	% (1)

Revenue (1) (2)	$42,318	100%	$38,905	100%
Network Equipment	22,319	53	20,946	54
Network Integration	20,053	47	17,982	46

Gross profit (3)	$13,251	31	$13,027	33
Network Equipment	10,759	48	10,766	51
Network Integration	2,490	12	2,257	13

Operating expenses (4)	$17,100	40	$17,040	44
Network Equipment	13,598	61	11,884	57
Network Integration	1,645	8	1,567	9

Operating income (loss) (3) (4)	$(3,849)	(9)	$(4,013)	(10)
Network Equipment	(2,839)	(13)	(1,119)	(5)
Network Integration	845	4	691	4

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

Three months ended March 31, 2014 Compared to the Three months ended March 31, 2013

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$22,319	$20,946	$1,373	7%	7%
Network Integration	20,053	17,982	2,071	12	7
Before intersegment adjustments	42,372	38,928	3,444	9	7
Intersegment adjustments (2)	(54)	(23)	(31)	135	145
Total	$42,318	$38,905	$3,413	9%	7%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the first quarter of 2014 increased $3.4 million, or 9%, compared to the first quarter of 2013, due to a $2.1 million, or 12%, increase in Network Integration revenue, and a $1.4 million, or 7%, increase in Network Equipment revenue.

Network Equipment.    Revenue generated from Network Equipment increased $1.4 million, or 7%, in the first quarter of 2014 compared to the first quarter of 2013. The increase is primarily due to higher product revenues that were partially offset by lower service revenue volume. Revenues for our carrier Ethernet networking and network infrastructure management products increased in the first quarter of 2014 compared to same period in the prior year, which was partially offset by a decrease in optical transport and related product categories. Service revenues were down 17% in the first quarter of 2014 compared to the same period last year primarily due to the roll off of older deferred service contracts that were using a grandfathered revenue recognition methodology. Geographically, the increase in revenues at Network Equipment was attributable to growth in our Europe and Asia Pacific regions. The improvement in our Europe region was attributable to increased sales to our large customers and channel partners that were helped by an improvement in the European economy. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. Our Americas region was down due to softness in our smaller service providers and some budgetary delays at some of our larger customers. The foreign exchange impact to Network Equipment revenue was not material.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2014	2013	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$13,412	$13,750	($338)	(2)%
Europe	6,526	5,439	1,087	20
Asia Pacific	2,327	1,734	593	34
Total external sales	22,265	20,923	1,342	6
Sales to Network Integration:
Europe	54	23	31	135
Total intersegment sales	54	23	31	135
Total Network Equipment revenue	$22,319	$20,946	$1,373	7%

Network Integration.    Revenue generated from Network Integration increased $2.1 million, or 12%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was due to a $1.7 million, or 17%, increase in product revenue and a $0.4 million, or 5%, increase in service revenues at Tecnonet. While Tecnonet has seen an increase in order volume, the Italian public telecommunications market continues to be negatively impacted by the current political climate and challenging economic conditions. The service revenue was the result of a continued focus on this aspect of the business that has higher margins and potential for growth. Total revenue from this segment would have been $0.8 million, or 4% lower in the first quarter of 2014, compared to the first quarter of 2013, had foreign currency exchange rates remained the same as they were in the first quarter of 2013. All revenue in Network Integration was generated in Italy.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$10,759	$10,766	($7)	—%	—%
Network Integration	2,490	2,257	233	10	6
Before intersegment adjustments	13,249	13,023	226	2	1
Adjustments (2)	2	4	(2)	(50)	(80)
Total	$13,251	$13,027	$224	2%	1%

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

Consolidated gross profit increased $0.2 million in the first quarter of 2014 compared to the prior year first quarter, principally due to the 9% increase in revenue that was partially offset by a 220 basis points decline in gross profit as a percentage of revenue (gross margin) primarily due to pressure on pricing and revenue mix. Gross margin for the first quarter of 2014 was 31.3%, as compared to 33.5% in the first quarter of 2013. The decrease was due to the shift of segment revenue mix toward a higher percentage of total revenue coming from Network Integration, which has lower gross margins than Network Equipment, and a decrease in Network Equipment gross margins. These decreases in gross margin were partially offset by a more favorable consolidated product to service revenue mix in the first quarter of 2014 as compared to the first quarter of 2013. In the first quarter of 2014, the consolidated effect of the change in constant currency remained relatively low compared to the first quarter of 2013 as the relatively low gross profit contribution of Network Integration mitigates the fluctuation of the Euro.

Network Equipment.  Gross profit for Network Equipment in the first quarter of 2014 remained unchanged compared to the first quarter of the prior year. The effect of higher sales volume was essentially offset by a 320 basis point decrease in gross margins. An increase in sales to our European channel partners, which have lower gross margins and lower pricing of mature products in advance of new products combined to have a negative impact on Network Equipment's gross margins. In addition, we had a shift in the mix of product revenue toward our lower gross margin products, a negative effect from lower volume efficiency within service gross margins, and a write down of inventory being replaced with our newly launched OptiDriver product line. These effects partially offset by lower production labor and overhead costs arising from cost saving initiatives implemented during the fourth quarter of 2013.

Network Integration.  Gross profit in the first quarter of 2014 as compared to the first quarter of 2013 for Network Integration increased $0.2 million, or 10%. The increase was essentially the result of the volume impact of the $2.1 million increase in revenue. Gross margins decreased slightly in the first quarter compared to the same quarter last year due to a revenue mix favoring higher product revenues, which have lower gross margins. The mix impact was partially offset by a slight improvement is hardware gross margins. In the first quarter of 2014, the effect of the change in constant currency was $0.1 million, or 4%, compared to the first quarter of 2013.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended March 31:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$13,598	$11,884	$1,714	14%	14%
Network Integration	1,645	1,567	78	5%	1%
Total segment operating expenses	15,243	13,451	1,792	13%	13%
Corporate unallocated operating expenses and adjustments (2)	1,857	3,589	(1,732)	(48)%	(48)%
Total	$17,100	$17,040	$60	—%	—%

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

Consolidated operating expenses in the first quarter of 2014 were $17.1 million, or 40% of revenue, compared to $17.0 million, or 44% of revenue, in the first quarter of 2013, an increase of $0.1 million. The increase is primarily due to an increase in Network Integration expenses of $0.1 million and an increase of $1.7 million in expenses at Network Equipment that was partially offset by $1.7 million decrease of Corporate unallocated operating expenses as discussed below.

Network Equipment.    Operating expenses in Network Equipment for the first quarter of 2014 were $13.6 million, or 61% of revenue, compared to $11.9 million, or 57% of revenue in the first quarter of 2013. The $1.7 million, or 14%, increase was planned for and was due to a planned $0.9 million increase in salaries for the hiring of new engineers as well as outside engineering support costs, a $0.3 million increase in severance costs to realign U.S. sales organization, $0.2 million increase in commissions, $0.2 million in increased trade show and sales support costs, a $0.2 million increase in back office and IT support costs primarily associated with our ERP system, and $0.2 million increase in salary expense of employees hired in 2013 after Q1. Partially offsetting these increases was $0.2 million in reduction for our bad debt reserves.

Network Integration.    Operating expenses in Network Integration for the first quarter of 2014 were $1.7 million, or 8% of revenue, compared to $1.6 million, or 9% of revenue, in the first quarter of 2013. The increase was mainly due to $0.2 million of sales support costs that were partially offset by savings of $0.1 million in administrative overhead. In the first quarter of 2014, the consolidated effect of the change in constant currency was $0.1 million or 4% compared to the first quarter of 2013.

Corporate. Corporate expenses decreased by $1.7 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease partially resulted from $0.7 million in lower labor and consulting fees incurred during the 2013 transition of the corporate office and lower audit fees of $0.4 million. The first quarter of 2013 was also burdened by $1.0 million of legal fees arising from the derivative litigation that was settled in June 2013 and costs for an investigation of claims by a former employee. These decreases were partially offset by recording a charge in the first quarter of 2014 of $0.4 million for the revaluation of warrants issued in accordance with the June 2013 settlement of the derivative litigation.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2014	2013	$ Change	% Change	% Change constant currency(1)
Network Equipment	($2,839)	($1,119)	($1,720)	154%	154%
Network Integration	845	691	154	22	17
Total segment operating income (loss)	(1,994)	(428)	(1,566)	366	374
Corporate unallocated and adjustments (2)	(1,855)	(3,585)	1,730	48	48
Total	($3,849)	($4,013)	$164	(4)%	(3)%

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

The $0.2 million, or 2%, increase in gross profit primarily led to a $0.2 million increase in our operating profit.

Network Equipment.   Network Equipment reported an operating loss of $2.8 million and $1.1 million in the first quarter of 2014 and 2013, respectively. The change in operating profit was due to a $1.7 million planned increase in operating expenses. Operating margin was (13)% in 2014 and (5)% in 2013.

Network Integration.   Network Integration reported operating income of $0.8 million for the first quarter of 2014, compared to $0.7 million in the first quarter of 2013. The increase was primarily due to the $0.2 million increase in gross profit that was partially offset by a $0.1 million increase in operating costs. Network Integration operating margin was 4% in the first quarter of 2014 and 2013.

Interest Expense and Other Income, Net

Interest expense was $0.2 million in the first quarter of 2014 compared to $0.1 million in the first quarter of 2013. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and the litigation settlement.

Provision for Income Taxes

The tax provision in each of the quarters ending March 31, 2014 and 2013 was $0.3 million. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $3.8 million in the first quarter of 2014 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

Tax Loss Carryforwards

As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million, and $95.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2014, the U.S. federal and state NOLs continued to carry a full valuation allowance.

Liquidity and Capital Resources

During the three months ended March 31, 2014, our cash and restricted time deposits decreased from $27.8 million to $23.5 million, a decrease of $4.3 million. Our cash outflows included a net loss adjusted for non-cash expenses of $3.2 million including depreciation and amortization, share-based compensation, provision for doubtful accounts, and deferred taxes. In addition there were cash outflows from working capital of $3.3 million, including a $2.5 million increase in inventory due to higher volumes and timing of shipments ,a $1.1 million increase in accounts receivable due to lower factoring of receivables at Tecnonet, a $2.1 million decrease in accrued liabilities due to timing of payments of accrued expenses, offset by a $1.7 million decrease in other assets due to lower factoring of receivables at Tecnonet, a $0.5 million increase in accounts payable due to an increase in materials purchased, and a $0.4 million increase in deferred revenue as a result of the timing of shipments. Cash used in investing activities included $0.4 million in purchases of property, plant, and equipment. Cash provided by financing activities included additional borrowings of $6.8 million, partially offset by payments on short-term debt of $4.4 million at Tecnonet.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $3.8 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the Carrier Ethernet and optical transport markets among others. The nature of the Tecnonet business requires significant levels of working capital to finance the longer term receivables and the extended acceptance periods for its larger customers. The financing for its working capital needs is met through the use of receivable financing. Tecnonet has minimal capital requirements and does not conduct research and development. Therefore, we do not anticipate Tecnonet's business to require significant investment to support our strategic objectives in the Italian information technology market. We believe that cash on hand and cash flows from operations and existing financing will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (dollars in thousands):

	March 31, 2014	December 31, 2013
Cash
Cash and cash equivalents	$23,214	$27,591
Restricted time deposits	244	249
	23,458	27,840
Short-term debt	6,794	4,320
Cash in excess of debt	$16,664	$23,520
Ratio of cash to debt (1)	3.5	6.4

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (in thousands):

	March 31, 2014	December 31, 2013	Increase (decrease)
Lines of credit secured by accounts receivable	$6,794	$4,320	$2,474
Total short-term debt	$6,794	$4,320	$2,474

The increase in short-term debt at March 31, 2014 includes additional borrowings of $6.8 million, partially offset by payments of $4.4 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands).

	March 31, 2014	December 31, 2013
Current assets	$114,866	$117,170
Current liabilities	58,804	58,921
Working capital	$56,062	$58,249
Current ratio (1)	2.0	2.0

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the quarter ended March 31, 2014, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of March 31, 2014, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of March 31, 2014, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of March 31, 2014, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 61.0% of our cost of sales and operating expenses are reported by these subsidiaries for the three months ended March 31, 2014 compared to 59.0% for the same period for 2013. These currencies were generally stronger against the U.S. dollar for the three months ended March 31, 2014 compared to the same period for 2013, so revenues and expenses in these countries translated into more dollars than they would have in the first three months of 2013. For the three months ended March 31, 2014, we had approximately:

•	$19.2 million in cost of goods and operating expenses recorded in euros;

•	$0.2 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the three months ended March 31, 2014, our costs would have increased to approximately:

•	$21.1 million cost of goods and operating expenses recorded in euros;

•	$0.2 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	March 31, 2014	December 31, 2013
U.S. dollars	$19,060	$24,162
Euros	3,153	1,744
Taiwan dollars	21	63
Israeli new shekels	683	1,148
Other	297	474
Total cash and cash equivalents	$23,214	$27,591

Macro-economic uncertainties.  We believe that the past few years of sustained softness in the global economy has affected our revenues and operating results, particularly in the Italian market.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins. Although we are starting to see an improvement in market conditions in the latter part of 2013, such market opportunities and dynamics are in their early stages, and it remains uncertain as to their current and long term effect on our business. Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-

bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.

Valuation and qualifying accounts.

Accounts Receivable Reserve	Three months ended
March 31, 2014
Balance at beginning of period	$2,183
Charged to expense	(77)
Write-offs	—
Foreign currency translation adjustment	(3)
Balance at end of period	$2,103

Product Warranty Reserve	Three months ended
March 31, 2014
Beginning balance	$578
Cost of warranty claims	(15)
Accruals for product warranties	33
Foreign currency translation adjustment	—
Total	$596

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the inadequate design of internal controls over the accounting for deferred revenue as further described below.

Changes in Internal Controls

We designed and implemented remediation measures to address the material weakness identified as of December 31, 2013 and enhance our internal control over financial reporting. The material weakness related to the inadequate design of the internal control over the accounting for deferred revenue specific to the revenue cut-off procedures. Management has implemented changes in the design of the Company's internal control over the revenue cut-off procedures and performed testing of these control changes during the first quarter of 2014 with no exceptions identified.  Management will continue evaluating the internal controls over the accounting for deferred revenue during the second quarter of 2014 to ensure the material weakness has been fully remediated.

There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1.

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

As of January 4, 2013, all pending litigation in the federal and state derivative actions was stayed by agreement of the parties pending final Federal Court approval of a settlement between derivative plaintiffs, individual defendants and the Company. On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which included, among other things, (a) a release of all claims relating to the derivative litigation for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payment of attorneys' fees to plaintiffs' counsel including $500,000 in cash and 250,000 warrants to purchase the Company's Common Stock, with a five-year term and strike price of the closing price of the Company's Common Stock on the date an order of the federal District Court approving the settlement becomes final; (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013, the Federal Court granted final approval of the Settlement Stipulation and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company was also required to undertake certain corporate governance reform actions,all of which are either in process of implementation or have been implemented.

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

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. For a more complete understanding of the risks associated with an investment in our securities, you should carefully consider and evaluate all of the information in this Form 10-Q, in combination with the more detailed description of our business in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In August 2013, our Board of Directors approved a repurchase plan for up to $7,013,838 of the Company's Common Stock. This repurchase plan is scheduled to expire on May 14, 2014. No repurchases were made during the quarter ending March 31, 2014.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2014.

MRV COMMUNICATIONS, INC.

By: /s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen A. Garcia
Stephen A. Garcia
Chief Financial Officer
Principal Financial Officer