Form 10-Q
period 2014-06-30
MRV COMMUNICATIONS INC
filed 2014-08-18
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of August 15, 2014, 7,365,381 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$30,671	$26,432	$62,215	$54,504
Service revenue	12,453	11,743	23,227	22,576
Total revenue	43,124	38,175	85,442	77,080
Cost of sales	28,342	24,803	57,409	50,681
Gross profit	14,782	13,372	28,033	26,399
Operating expenses:
Product development and engineering	5,392	4,454	10,970	9,102
Selling, general and administrative	10,516	9,453	22,038	21,845
Total operating expenses	15,908	13,907	33,008	30,947
Operating loss	(1,126)	(535)	(4,975)	(4,548)
Interest expense	(40)	(241)	(190)	(373)
Other expense, net	(420)	(102)	(387)	(85)
Loss before provision for income taxes	(1,586)	(878)	(5,552)	(5,006)
Provision for income taxes	681	115	932	421
Net Loss	$(2,267)	$(993)	$(6,484)	$(5,427)

Net loss per share — basic	$(0.31)	$(0.13)	$(0.89)	$(0.72)
Net loss per share — diluted	$(0.31)	$(0.13)	$(0.89)	$(0.72)
Weighted average number of shares:
Basic	7,360	7,585	7,322	7,570
Diluted	7,360	7,585	7,322	7,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Loss	$(2,267)	$(993)	$(6,484)	$(5,427)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	(123)	440	(166)	(395)
Total comprehensive loss	$(2,390)	$(553)	$(6,650)	$(5,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,320	$27,591
Restricted time deposits	250	249
Accounts receivable, net	49,122	49,990
Other receivables	10,353	8,220
Inventories, net	28,485	22,981
Income taxes receivable	814	1,256
Deferred income taxes	1,144	1,219
Other current assets	6,263	5,664
Total current assets	118,751	117,170
Property and equipment, net	5,248	5,555
Deferred income taxes, net of current portion	3,801	3,694
Intangible asset, net	762	873
Other assets	577	655
Total assets	$129,139	$127,947

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$6,370	$4,320
Deferred consideration payable	233	233
Accounts payable	27,990	23,991
Accrued liabilities	15,541	19,463
Deferred revenue	13,755	10,557
Other current liabilities	371	357
Total current liabilities	64,260	58,921
Other long-term liabilities	5,509	5,236
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,222 shares in 2014 and 8,143 shares in 2013
Outstanding — 7,365 shares in 2014 and 7,286 in 2013	270	270
Additional paid-in capital	1,284,113	1,281,883
Accumulated deficit	(1,214,821)	(1,208,337)
Treasury stock — 856 shares in 2014 and 856 shares in 2013	(10,412)	(10,412)
Accumulated other comprehensive income	220	386
Total stockholders' equity	59,370	63,790
Total liabilities and stockholders' equity	$129,139	$127,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,484)	$(5,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,128	784
Share-based compensation expense	475	302
Provision for doubtful accounts	(43)	250
Deferred income taxes	365	(164)
Loss on disposition of property and equipment	—	17
Changes in operating assets and liabilities:
Accounts receivable	551	(1,593)
Inventories	(4,902)	2,512
Other assets	(2,773)	3,281
Accounts payable	4,163	(1,818)
Accrued liabilities	(1,857)	1,916
Deferred revenue	3,230	973
Other current liabilities	—	172
Net cash (used in) provided by operating activities	(6,147)	1,205
Cash flows from investing activities:
Purchases of property and equipment	(1,176)	(2,116)
Release of restricted time deposits	(1)	(4)
Net cash used in investing activities	(1,177)	(2,120)
Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock awards	(54)	—
Purchase of treasury shares	—	(1,356)
Borrowings on short-term debt	12,392	3,102
Payments on short-term debt	(10,297)	(5,535)
Net cash provided by (used in) financing activities	2,041	(3,789)
Effect of exchange rate changes on cash and cash equivalents	12	43
Net decrease in cash and cash equivalents	(5,271)	(4,661)
Cash and cash equivalents, beginning of period	27,591	40,609
Cash and cash equivalents, end of period	$22,320	$35,948

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$145	$169
Cash paid during year for income taxes	$625	$—

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

The consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although MRV believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the SEC.

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

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2014, and the results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Correction of an Immaterial Error

During the quarter ended June 30, 2014, the Company made an out-of-period adjustment to defer previously recognized revenue of $2 million, which resulted in an increase to after-tax net loss of $0.1 million for the three and six months ended June 30, 2014. The Company reduced cost of sales by $1.8 million, gross profit by $0.2 million and the provision for income taxes by $0.1 million related to prior periods to remove the effect of the previously recognized revenue. These out of period adjustments also resulted in an increase in Inventory of $1.9 million, deferred revenue of $2 million and deferred income taxes, net of current portion by $0.1 million. The impact on accumulated deficit and stockholder’s equity was a reduction by $0.1 million. The Company evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior annual or interim periods. Individually and in the aggregate, these out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the quarter and year to date periods ended June 30, 2014.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Stands Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. MRV is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits.

3.	Fair Value Measurement

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables, other assets, accounts payable, accrued liabilities and short-term debt obligations, are carried at cost, which approximates their fair value due to their short term nature.

ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs for similar assets and liabilities; Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

As of June 30, 2014 and December 31, 2013, the Company had cash equivalents consisting of money market funds of $11.6 million and $14.0 million, respectively that were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
December 31, 2013	$14,001	$14,001

June 30, 2014	$11,604	$11,604

During 2014 the Company updated the estimated fair value as of the issuance date of 250,000 warrants that were issued to plaintiffs' counsel on February 18, 2014 in a litigation matter originally recorded as a liability in 2013. In calculating the fair value, the Company used the Black Scholes option pricing model with level 2 inputs including a volatility of 41% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.5% and the 5 years expected term of the warrants. Volatility based on both the Company's historical quoted prices and peer company data was used as the Company's stock is thinly traded. The resulting fair value was $6.59 per warrant. In relation to this revaluation, the Company recorded expense of $0.4 million for the three months ended March 31, 2014. No additional expense was recorded in the three months ended June 30, 2014. Upon issuance and revaluation, the warrants were removed from liabilities and recorded as a component of additional paid in capital.

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. MRV evaluates the collectability of accounts receivable based on a combination of factors. If MRV becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. Accounts receivable are charged off at the point they are considered uncollectible.

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2014 (in thousands):

Six months ended
June 30, 2014
Balance at beginning of period	$2,183
Charged (reversed) to expense	(43)
Write-offs, net of amounts recovered	2
Foreign currency translation adjustment	(9)
Balance at end of period	$2,133

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$4,374	$5,723
Work-in process	1,381	1,121
Finished goods	22,730	16,137
Total	$28,485	$22,981

6.	Intangible Asset

The balance of the intangible asset was $0.8 million as of June 30, 2014 and $0.9 million as of December 31, 2013. This asset, which represents software license agreements, was not placed in service as of June 30, 2014, therefore amortization of intangible assets was zero for the three and six months ended June 30, 2014 and June 30, 2013. The terms of the license agreements are definite, and once placed in service, the Company plans to amortize the cost over the estimated useful life, which is approximately 5 years.

7.	Product Warranty

As of June 30, 2014 and December 31, 2013, MRV's product warranty liability recorded in accrued liabilities was $0.6 million. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the six months ended June 30, 2014 (in thousands):

Six months ended
June 30, 2014
Beginning balance	$578
Cost of warranty claims	(18)
Accruals for product warranties	43
Total	$603

8.	Net Income (Loss) Per Share

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

Outstanding stock options to purchase 0.4 million shares were excluded from the computation of dilutive shares for the three months ended June 30, 2014 and 2013 because of the net loss. In addition, for the three months ended June 30, 2014, there were 8,141 potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive, and there were no potentially dilutive shares to be excluded from the calculation of diluted net loss per share for the three months ended June 30, 2013. Treasury shares are excluded from the number of shares outstanding.

Outstanding stock options to purchase 0.3 million shares were excluded from the computation of dilutive shares for the six months ended June 30, 2014 because of the net loss. Outstanding stock options to purchase 0.4 million shares were excluded in the computation of dilutive shares for the six months ended June 30, 2013 because of the net loss. In addition, for the six months ended June 30, 2014, there were 7,206 potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive, and there were no potentially dilutive shares to be excluded from the calculation of diluted net loss per share for the six months ended June 30, 2013. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense in accordance with ASC Topic 718 Compensation - Stock Compensation. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of goods sold	$33	$26	$53	$43
Product development and engineering	50	15	73	25
Selling, general and administrative	245	42	349	234
Total share-based compensation expense (1)	$328	$83	$475	$302

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company granted 173,722 stock options during the three months ended June 30, 2014 and the related fair value was $7.16 per option. The Company granted 85,907 restricted shares during the three months ended June 30, 2014 and the related fair value was $14.40 per share. The Company granted 80,242 stock options during the three months ended June 30, 2013 and the related fair value was $4.89 per share. The Company granted 90,387 restricted shares during the three months ended June 30, 2013 and the related fair value was $9.99 per share. No options and restricted shares were granted during the three months ended March 31, 2014, and 2013. As of June 30, 2014, the total unrecognized share-based compensation balance for unvested securities, net of expected forfeitures, was $1.9 million, which is expected to be amortized over a weighted-average period of 2.4 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. The following weighted average assumptions were used for estimating the fair value of options granted during the six months ended June 30, 2014 and the options modified during the six months ended June 30, 2013, respectively.

Six months ended June 30,	2014	2013
Risk-free interest rate	2.0%	1.2%
Dividend yield (1)	—	—
Volatility	51%	52%
Expected life (in years)	5.9	5.7

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

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

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Network Equipment	$21,833	$21,100	$44,152	$42,046
Network Integration	21,355	17,135	41,408	35,117
Before intersegment adjustments	43,188	38,235	85,560	77,163
Intersegment adjustments	(64)	(60)	(118)	(83)
Total	$43,124	$38,175	$85,442	$77,080

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

One customer accounted for $23.6 million and $22.2 million of revenue in Network Integration revenue, or 28% and 29% of total revenue, for the six months ended June 30, 2014 and 2013, respectively. Another customer accounted for $14.2 million and $9.0 million of Network Integration revenue, or 17% and 12% of total revenue, for the six months ended June 30, 2014 and 2013, respectively.

One customer accounted for $12.6 million and $10.8 million of revenue in Network Integration revenue, or 29% of total revenue, for the three months ended June 30, 2014 and 2013, respectively. Another customer accounted for $7.7 million and $4.1 million of Network Integration revenue, or 18% and 11% of total revenue, for the three months ended June 30, 2014 and 2013, respectively.

One customer in Network Integration accounted for 25% and 22% of total net accounts receivable as of June 30, 2014, and December 31, 2013, respectively. Another Network Integration customer accounted for 28% and 27% of total net accounts receivable as of June 30, 2014, and December 31, 2013, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$13,555	$13,676	$26,411	$25,801
Americas (Excluding the U.S.)	126	855	682	2,480
Europe	26,522	21,869	53,101	45,290
Asia Pacific	2,921	1,775	5,248	3,509
Total	$43,124	$38,175	$85,442	$77,080

Revenue from external customers attributed to Italy totaled $21.4 million and $17.3 million for the three months ended June 30, 2014 and June 30, 2013 respectively. Revenue from external customers attributed to Italy totaled $41.8 million and $35.4 million for the six months ended June 30, 2014 and June 30, 2013 respectively.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2014	December 31, 2013
Americas	$3,199	$3,326
Europe	2,017	2,194
Asia Pacific	32	35
Total	$5,248	$5,555

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross profit
Network Equipment	$11,185	$11,183	$21,944	$21,949
Network Integration	3,598	2,187	6,088	4,444
Total before intersegment adjustments	14,783	13,370	28,032	26,393
Corporate unallocated and intersegment adjustments (1)	(1)	2	1	6
Total	$14,782	$13,372	$28,033	$26,399

Depreciation expense
Network Equipment	$433	$283	$969	$583
Network Integration	51	52	100	105
Corporate	20	48	59	96
Total	$504	$383	$1,128	$784

Operating income (loss)
Network Equipment	$(1,503)	$(296)	$(4,343)	$(1,415)
Network Integration	1,704	675	2,550	1,366
Total before intersegment adjustments	201	379	(1,793)	(49)
Corporate unallocated operating loss and adjustments (1)	(1,327)	(914)	(3,182)	(4,499)
Total	$(1,126)	$(535)	$(4,975)	$(4,548)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Six months ended
	June 30,
	2014	2013
Additions to Fixed Assets
Network Equipment	$1,019	$2,064
Network Integration	74	46
Corporate	83	6
Total	$1,176	$2,116

	June 30, 2014	December 31, 2013
Total Assets
Network Equipment	$44,798	$48,955
Network Integration	65,288	54,625
Corporate and intersegment eliminations	19,053	24,367
Total	$129,139	$127,947

11. Indemnification Obligations

Our agreements for the sale of our Source Photonics, CES, Interdata and Alcadon businesses include customary indemnification obligations running to the respective buyers.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2014 and December 31, 2013.

12.	Litigation

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. In addition, we were party to the litigation set forth below.

From June to August 2008, five purported stockholder derivative and securities class action lawsuits were filed in the U.S. District Court in the Central District of California and one derivative lawsuit was filed in the Superior Court of the State of California against the Company and certain of our former officers and directors. The five lawsuits filed in the Central District of California were consolidated. Claims were asserted under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. In November 2010, the judge overseeing the securities class action lawsuits gave final approval to a stipulated $10.0 million settlement agreement, which was covered by our director and officer insurance policies. The federal and state derivative lawsuits were not settled.

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
In May 2014, a former customer of Tecnonet S.p.A. filed a claim in an Italian civil court alleging that Tecnonet, and its two third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. While we believe that Tecnonet has valid defenses to the plaintiff's claims, we cannot provide assurance that such claims will not result in any liability to Tecnonet.

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
MRV and its subsidiaries have been named as a defendant in other lawsuits involving matters that MRV considers routine to the nature of its business. MRV is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.
13. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At June 30, 2014, Tecnonet's factoring facility agreements permitted the factoring of up to €10.0 million, or $13.7 million, worth of receivables in operations outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing. The Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At June 30, 2014, and December 31, 2013, the face amount of total outstanding accounts receivable pursuant to these agreements was $12.7 million and $17.2 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and the proceeds are recorded at fair value. Proceeds consist of a receivable due from the factor. Cash received from the factor is recorded as a reduction of the receivable due from the factor. The related outstanding balances due from the factor were $10.0 million and $7.7 million as of June 30, 2014 and December 31, 2013, respectively, and are included in other receivables on the accompanying balance sheets. The related losses on sale were $0.07 million and $0.05 million for the three months ended June 30, 2014 and June 30, 2013, respectively and $0.11 million and $0.13 million for the six months ended June 30, 2014 and June 30, 2013, respectively and are included in interest expense on the accompanying consolidated statements of operations.

14. Share Repurchase

On December 3, 2012, the Company Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program that was scheduled to expire on December 31, 2013. Under this program the Company purchased 141,412 shares at a total cost of approximately $1.4 million during the six months ended June 30, 2013. Since December 3, 2012, the Company purchased 181,717 shares at a total cost of approximately $1.8 million through June 30, 2013. No additional shares were repurchased during the three and six months ended June 30, 2013 under this plan.

On August 15, 2013, the Company Board of Directors terminated the Company's existing    stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that expired on May 14, 2014. Since August 15, 2013 the Company has purchased 127,510 shares at a total cost of approximately $1.3 million through December 31, 2013. No additional shares were repurchased during the three and six months ended June 30, 2014 under this plan.

15. Income Taxes

The following table provides details of income taxes (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Loss before provision for income taxes	$(1,586)	$(878)	$(5,552)	$(5,006)
Provision for income taxes	681	115	932	421
Effective tax rate	(43)%	(13)%	(17)%	(8)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on an operating loss of $1.6 million in the second quarter of 2014 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability including interest and penalties of $0.3 million on a settlement of a tax audit of a foreign subsidiary. The interest and penalties related to the income tax liability are recognized in the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included in the income tax liability in the consolidated balance sheet.
As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million, and $95.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company has capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of June 30, 2014, the US federal and state NOLs had a full valuation allowance.

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

Overview

We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: Network Equipment and Network Integration. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment primarily provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in communication networks and data centers used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One service providers, regional carriers, large enterprises, and government institutions. Network Integration provides network system design, integration and distribution services that primarily include products manufactured by third party vendors. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

We continue to encounter a highly competitive global marketplace for our product and services, particularly in the Italian market.  Our recent introduction of the OptiDriiver and OptiPacket product lines and the enhancement of existing products are to aggressively seek to capture market share and retain our current customers. We expect the competitive landscape to remain dynamic. As technologies migrate toward being software-driven and the network layers converge, we expect to see our competition increase in the future.

As we seek opportunities for our OptiDriver and Optipacket systems in the markets we serve, additional investment in equipment, inventory, and deployment will be required. These initial investments may burden our results before we see begin to see revenues as the sales cycle for these products can extend out over several months.

In the Italian market, securing new opportunities on the Network Integration side of our business often requires less favorable pricing on the third party products that we sell to Tier One service providers. This less favorable pricing combined with the protracted cash conversion cycle inherent in Italy place cash resources at risk. These market conditions can adversely affect our operations and cause fluctuations in our results.

Our business involves reliance on foreign-based offices. Some of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and United Kingdom. For the six months ended June 30, 2014, and 2013, foreign revenue constituted 69% and 67% of our total revenue, respectively. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

As of June 30, 2014, the Company had $22.3 million in cash and cash equivalents, $0.3 million in restricted time deposits, and $6.4 million in short-term debt.

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

Revenue Recognition.    Our major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. We recognize product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Network Integration resells third party products. We recognize revenue on these sales on a gross basis, as a principal, because we are the primary obligor in the arrangement, we are exposed to inventory and credit risk, we negotiate the selling prices, and we sell the products as part of a solution in which we provide services. Sales of services and system support are deferred and recognized ratably over the contract period. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. We estimate and establish allowances for expected future product returns and credits. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.

We generally warrant our products against defects in materials and workmanship for 90 days to three year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

Accounting for Multiple-Element Arrangements. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price we use for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocate discounts in the arrangement proportionally on the basis of the fair value of each deliverable.

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

Inventory.    We make ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record an adjustment to the cost basis equal to the difference between the cost of the inventory and the estimated net realizable market value. This adjustment is recorded as a charge to cost of goods sold, and includes estimates for excess quantities and obsolete inventory. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below previous estimates, we would make further adjustments in the period in which we make such a determination and record a charge to cost of goods sold. At the time of recording the adjustment, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of, or increase in, that newly established cost basis.

Software Development Costs. Development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs when a working model is completed or a detail program design exists. After technological feasibility is established, additional costs are capitalized.

We believe that our process for internally developed software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs for internally developed software have been capitalized to date.

Internal Use Software Development. Any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized.

Income Taxes. As part of the process of preparing our interim financial statements, we estimate the income taxes in each of the jurisdictions in which we operate based on the estimated effective tax rate by jurisdiction. This process involves estimating the current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Balance Sheets. We assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the income tax provision in the Statements of Operations.

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

Share-Based Compensation.    We determine the fair value of stock options using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. (See Note 9 “Share-Based Compensation” to the Financial Statements in Item 1, Part 1 of this Form 10-Q for further discussion.)

Correction of an Immaterial Error

During the quarter ended June 30, 2014, the Company made an out-of-period adjustment to defer previously recognized revenue of $2 million, which resulted in an increase to after-tax net loss of $0.1 million for the three and six months ended June 30, 2014. The Company reduced cost of sales by $1.8 million, gross profit by $0.2 million and the provision for income taxes by $0.1 million related to prior periods to remove the effect of the previously recognized revenue. These out of period adjustments also resulted in an increase in Inventory of $1.9 million, deferred revenue of $2 million and deferred income taxes, net of current portion by $0.1 million. The impact on accumulated deficit and stockholder’s equity was a reduction by $0.1 million. The Company evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior annual or interim periods. Individually and in the aggregate, these out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the quarter and year to date periods ended June 30, 2014.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Taiwan dollar and the Israeli new shekel. For the six months ended June 30, 2014 and 2013, 69% and 67% of revenue and 43% and 39% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the six months ended June 30, 2014, these currencies strengthened slightly against the U.S. dollar compared to the six months ended June 30, 2013, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. The Euro and Israeli new shekel strengthened 4% and 5% respectively against the U.S. dollar in six months ended June 30, 2014 compared to six months ended June 30, 2013. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$43,124	100%	$38,175	100%	$85,442	100%	$77,080	100%
Network Equipment	21,833	51	21,100	55	44,152	52	42,046	55
Network Integration	21,355	50	17,135	45	41,408	48	35,117	46

Gross profit (3)	$14,782	34	$13,372	35	$28,033	33	$26,399	34
Network Equipment	11,185	51	11,183	53	21,944	50	21,949	52
Network Integration	3,598	17	2,187	13	6,088	15	4,444	13

Operating expenses (4)	$15,908	37	$13,907	36	$33,008	39	$30,947	40
Network Equipment	12,688	58	11,480	54	26,287	60	23,364	56
Network Integration	1,894	9	1,511	9	3,538	9	3,078	9

Operating income (loss) (3) (4)	$(1,126)	(3)	$(535)	(1)	$(4,975)	(6)	$(4,548)	(6)
Network Equipment	(1,503)	(7)	(296)	(1)	(4,343)	(10)	(1,415)	(3)
Network Integration	1,704	8	675	4	2,550	6	1,366	4

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

Three months ended June 30, 2014 Compared to the Three months ended June 30, 2013

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$21,833	$21,100	$733	3%	3%
Network Integration	21,355	17,135	4,220	25	19
Before intersegment adjustments	43,188	38,235	4,953	13	10
Intersegment adjustments (2)	(64)	(60)	(4)	7	7
Total	$43,124	$38,175	$4,949	13%	10%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the second quarter of 2014 increased $4.9 million, or 13%, compared to the second quarter of 2013, due to a $4.2 million, or 25%, increase in Network Integration revenue, and a $0.7 million, or 3%, increase in Network Equipment revenue. The above discussion includes the out-of-period adjustment of $2 million related to deferred revenue which decreased consolidated revenue in the current period.

Network Equipment.    Revenue generated from Network Equipment increased $0.7 million, or 3%, in the second quarter of 2014 compared to the second quarter of 2013. The increase is primarily due to higher product revenues that were partially offset by lower service revenue volume. Revenues for our carrier Ethernet networking, optical transport and out of band products increased in the second quarter of 2014 compared to same period in the prior year, which was partially offset by a decrease in network infrastructure management. Service revenues were down 8% in the second quarter of 2014 compared to the same period last year primarily due to the roll off of older deferred service contracts that related to revenues scheduled for recognition prior to the effective date of ASU 2009-13. Geographically, the increase in revenues at Network Equipment was attributable to growth in our Europe and Asia Pacific regions. The improvement in our Europe region was attributable to increased sales to our large customers and channel partners. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. Our Americas region was primarily down due to delays on some orders from some of our larger South American customers. The foreign exchange impact to Network Equipment revenue was not material.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2014	2013	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$13,554	$13,675	$(121)	(1)%
Americas (Excluding the U.S.)	126	855	(729)	(85)
Europe	5,167	4,734	433	9
Asia Pacific	2,922	1,776	1,146	65
Total external sales	21,769	21,040	729	3
Sales to Network Integration:
Europe	64	60	4	7
Total intersegment sales	64	60	4	7
Total Network Equipment revenue	$21,833	$21,100	$733	3%

Network Integration.    Revenue generated from Network Integration increased $4.2 million, or 25%, in the second quarter of 2014 compared to the second quarter of 2013. The $4.2 million increase in revenue was due to a $3.3 million, or 41%, increase in product revenue and a $0.9 million, or 10%, increase in service revenues at Tecnonet. Tecnonet has seen an increase in product revenue order volume arising from large orders from the two largest telecommunication carriers in Italy. The increase in service revenue was the result of our continued focus on this aspect of the business that has higher margins. Total revenue from this segment would have been $1.0 million, or 5% lower in the second quarter of 2014, compared to the second quarter of 2013, had foreign currency exchange rates remained the same as they were in the second quarter of 2013. All revenue in Network Integration was generated in Italy. The above discussion includes the out-of-period adjustment of $2 million related to deferred revenue which decreased Network Integration revenue in the current period.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,185	$11,183	$2	—%	—%
Network Integration	3,598	2,187	1,411	65	57
Before intersegment adjustments	14,783	13,370	1,413	11	9
Adjustments (2)	(1)	2	(3)	(150)	(80)
Total	$14,782	$13,372	$1,410	11%	9%

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

Consolidated gross profit increased $1.4 million in the second quarter of 2014 compared to the prior year second quarter, principally due to the 13% increase in revenue that was partially offset by a 70 basis points decline in gross profit as a percentage of revenue (gross margin), which was primarily due to pressure on pricing and revenue mix. Gross margin for the second quarter of 2014 was 34.3%, as compared to 35.0% in the second quarter of 2013. The decrease was due to the shift of segment revenue mix toward a higher percentage of total revenue coming from Network Integration, which has lower gross margins than Network Equipment, and a decrease in Network Equipment gross margins. These decreases in gross margin were partially offset by a more favorable consolidated product to service revenue mix in the second quarter of 2014 as compared to the second quarter of 2013. In the second quarter of 2014, the consolidated effect of the change in constant currency was 9%, due to fluctuation of the Euro. The above discussion includes the out-of-period adjustment of $0.2 million related to deferred revenue which decreased consolidated gross profit in the current period.

Network Equipment.  Gross profit for Network Equipment in the second quarter of 2014 decreased compared to the second quarter of the prior year. The effect of higher sales volume was essentially offset by a 180 basis point decrease in gross margins. We had a shift in the mix of product revenue toward our lower gross margin products, a negative effect on costs from lower production volume efficiency, and to a lesser extent, a write down of inventory. These effects partially offset by lower production labor and overhead costs arising from cost saving initiatives implemented during the fourth quarter of 2013.

Network Integration.  Gross profit in the second quarter of 2014 as compared to the second quarter of 2013 for Network Integration increased $1.4 million, or 65%. The increase was essentially the result of the volume impact of the $4.2 million increase in revenue. Gross margins increased 410 basis points in the second quarter compared to the second quarter last year due to an improvement in product revenue gross margins. In first half of 2014, we experienced an easing of the competitive pressure present during the first half of 2013 that resulted in significantly lower product revenue gross margins on second quarter 2013 product revenues. In the second quarter of 2014, the effect of the change in constant currency was $0.2 million, or 5%, compared to the second quarter of 2013. The above discussion includes the out-of-period adjustment of $0.2 million related to deferred revenue which decreased Network Integration gross profit in the current period.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$12,688	$11,480	$1,208	11%	11%
Network Integration	1,894	1,511	383	25%	19%
Total segment operating expenses	14,582	12,991	1,591	12%	12%
Corporate unallocated operating expenses and adjustments (2)	1,326	916	410	45%	45%
Total	$15,908	$13,907	$2,001	14%	14%

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

Consolidated operating expenses in the second quarter of 2014 were $15.9 million, or 37% of revenue, compared to $13.9 million, or 36% of revenue, in the second quarter of 2013, an increase of $2.0 million. The increase is primarily due to an increase in Network Equipment expenses of $1.2 million and an increase of $0.4 million in expenses at Network Integration and a $0.4 million increase of Corporate unallocated operating expenses as discussed below.

Network Equipment.    Operating expenses in Network Equipment for the second quarter of 2014 were $12.7 million, or 58% of revenue, compared to $11.5 million, or 54% of revenue in the second quarter of 2013. The $1.2 million, or 11%, increase was planned for and was due to a $0.8 million increase in salary costs for engineers supporting our product development initiatives, $0.3 million increase in salaries to realign the U.S. sales organization and a $0.3 million increase in administrative labor. These increases were offset by a $0.2 million decrease in external consulting expenses.

Network Integration.    Operating expenses in Network Integration for the second quarter of 2014 were $1.9 million, or 9% of revenue, compared to $1.5 million, or 9% of revenue, in the second quarter of 2013. The increase was mainly due to $0.2 million of sales labor support costs to support increased revenue volume and an increase of $0.2 million in administrative overhead. In the second quarter of 2014, the consolidated effect of the increase in constant currency was $0.1 million or 5% compared to the second quarter of 2013.

Corporate. Corporate expenses increased by $0.4 million in the second quarter of 2014 compared to the second quarter of 2013, which included an insurance recovery of $1.0 million for legal fees incurred during the derivative litigation that was settled in June 2013. Other items leading to the $0.4 million remaining variance included $0.3 million in lower labor and consulting fees and $0.3 million in lower legal fees incurred during the period.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency(1)
Network Equipment	($1,503)	($296)	($1,207)	408%	406%
Network Integration	1,704	675	1,029	152	140
Total segment operating income (loss)	201	379	(178)	(47)	(69)
Corporate unallocated and adjustments (2)	(1,327)	(914)	(413)	(45)	45
Total	($1,126)	($535)	($591)	110%	125%

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

Network Equipment.   Network Equipment reported an operating loss of $1.5 million and $0.3 million in the second quarter of 2014 and 2013, respectively. The change in operating loss was due to a $1.2 million planned increase in operating expenses. Operating margin was (7)% in 2014 and (1)% in 2013.

Network Integration.   Network Integration reported operating income of $1.7 million for the second quarter of 2014, compared to $0.7 million in the second quarter of 2013. Excluding the out-of-period adjustment related to deferred revenue, which would have increased Network Integration operating income by $0.2 million, the increase was primarily due to the $1.4 million increase in gross profit that was partially offset by a $0.3 million increase in operating costs. Network Integration operating margin was 8% and 4% for the three months ended June 30, 2014 and 2013, respectively.

Interest Expense and Other Expense, Net

Interest expense was $0.04 million in the second quarter of 2014 compared to $0.2 million in the second quarter of 2013. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and the litigation settlement.

Provision for Income Taxes

The tax provision for the three months ended June 30, 2014 and 2013 was $0.7 million and $0.1 million, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on the loss before provision for income taxes of $1.6 million in the second quarter of 2014 is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability, including interest and penalties, of $0.3 million on a settlement of a tax audit of a foreign subsidiary.
Italy Tax Audit Settlement

In 2013 the Italian Tax Authorities commenced an examination of Tecnonet S.p.A., a wholly owned foreign subsidiary, and proposed a 100% disallowance of the deduction of certain sponsorship and advertising expenses for the years 2006 to 2011. We felt strongly that the deductions were fully supported by Italian tax law and that we would more likely than not prevail if we litigated the disallowance in the Italian tax courts. Therefore, there was no unrecognized benefit or income tax liability accrued in 2013 and the first quarter of 2014 related to this tax audit. During the second quarter of 2014, the Italian tax authorities offered to reduce the 100% disallowance by 45% and then by 60% (“60% offer”). Our local outside tax advisers have advised us that the 60% offer is a good result and that litigating the matter in Italian courts may be a protracted process despite the strong technical merits of our tax position. In consideration of our tax adviser’s assessment and our desire to resolve this uncertainty, management accepted the 60% offer and settled with the Italian tax authorities in July 2014.

In accordance with ASC 740 and our accounting policy the interest and penalties of $0.1 million related to the accrued income tax expense of $0.2 million are recognized in the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included in the related income tax liability in the consolidated balance sheet. The interest and penalties of $0.1 million and accrued VAT expense of $0.1 million related to the settlement are recognized in the other expenses line in the accompanying consolidated statement of operations. Accrued interest and penalties are included in the related current accrued liability in the consolidated balance sheet.

Tax Loss Carryforwards

As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million, and $95.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company has capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of June 30, 2014, the US federal and state NOLs had a full valuation allowance.
Six months ended June 30, 2014 Compared To Six months ended June 30, 2013

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$44,152	$42,046	$2,106	5%	5%
Network Integration group	41,408	35,117	6,291	18	13
Before intersegment adjustments	85,560	77,163	8,397	11	9
Intersegment adjustments (2)	(118)	(83)	(35)	42	41
Total	$85,442	$77,080	$8,362	11%	9%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the six months ended June 30, 2014 increased $8.4 million, or 11%, compared to the comparable period of 2013. This increase was due to a $6.3 million increase in Network Integration revenue, a $2.1 million increase in Network Equipment revenue, and a $0.04 million decrease in Intersegment adjustments, which are eliminated in consolidation. Consolidated revenue would have been $1.8 million lower if foreign currency exchange rates had remained the same as they were in the first six months of 2013. The above discussion includes the out-of-period adjustment of $2 million related to deferred revenue which decreased consolidated revenue in the current period.

Network Equipment Group.    Revenue generated from the Network Equipment group increased $2.1 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Revenues increased primarily due to a $2.8 million increase in product revenue offset by a $0.7 million decrease in service revenue. Revenues for our carrier Ethernet networking and out of band products increased during the first six months 2014 compared to the prior year period, which was partially offset by a decrease in optical transport products. Service revenues were down 11% as compared to same period last year primarily due to the roll off of older deferred service contracts that related to revenues scheduled for recognition prior to the effective date of ASU 2009-13. Geographically, Asia Pacific and Europe revenues increased $3.3 million that was partially offset by a $1.2 million decrease in OCS Americas. The decrease in OCS Americas was primarily due to a revenue decline South American portion of the region that was partially offset by modest revenue growth in the North American portion of the region.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2014	2013	$ Change	% Change
Revenue, excluding intersegment sales:
Americas	$26,411	$25,800	$611	2%
Americas (Excluding the U.S.)	682	2,480	(1,798)	(73)%
Europe	11,693	10,173	1,520	15
Asia Pacific	5,249	3,510	1,739	50
Total external sales	$44,035	$41,963	$2,072	5
Sales to Network Integration group:
Europe	117	83	34	41
Total intersegment sales	117	83	34	41
Total Network Equipment revenue	$44,152	$42,046	$2,106	5%

Network Integration Group.    Revenue generated from the Network Integration group was $6.3 million, or 18% higher for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was due to a $5 million, or 28% increase in product revenue and $1.3 million, or 8% increase in service revenues at Tecnonet. Tecnonet has seen an increase in product revenue order volume as a result of increasing its market share. The increase in service revenue was a result of our continued focus on this aspect of the business that has higher margins and potential for growth. Revenue would have been $1.8 million lower for the six months ended June 30, 2014 had foreign currency exchange rates remained the same as they were in the six months ended June 30, 2013. All revenue in the Network Integration group was generated in Italy. The above discussion includes the out-of-period adjustment of $2 million related to deferred revenue which decreased Network Integration revenue in the current period.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$21,944	$21,949	$(5)	—%	—%
Network Integration group	6,088	4,444	1,644	37	31
Before intersegment adjustments	28,032	26,393	1,639	6	5
Adjustments (2)	1	6	(5)	(83)	(80)
Total	$28,033	$26,399	$1,634	6%	5%

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

Consolidated gross profit increased $1.6 million, or 6% for the six months ended June 30, 2014 from the prior year period, due to the 11% increase in revenue that was partially offset by a decrease in gross margin from 34% to 33%. The decline in gross margins was due to the shift of segment revenue mix toward a higher percentage of total revenue coming from Network Integration, which has lower gross margins than Network Equipment, and due to a decrease in Network Equipment gross margins. These decreases in gross margin were partially offset by a more favorable consolidated product to service revenue mix in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Gross profit would have been $0.3 million lower for the six months ended June 30, 2014 if foreign currency exchange rates had remained the same as they were in the first six months of 2013. The above discussion includes the out-of-period adjustment of $0.2 million related to deferred revenue which decreased consolidated gross profit in the current period.

Network Equipment Group.    Gross profit for Network Equipment for the six months ended June 30, 2014 remained unchanged compared to the six months ended June 30, 2013. The effect of higher sales volume was essentially offset by a 250 basis point decrease in gross margins. An increase in sales to our European channel partners, which have lower gross margins and lower pricing of mature products in advance of new products combined to have a negative impact on Network Equipment's gross margins. In addition, we had a shift in the mix of product revenue toward our lower gross margin products, a negative effect from lower volume efficiency within service gross margins, and a write down of inventory being replaced with our newly launched OptiDriver product line. These effects partially offset by lower production labor and overhead costs arising from cost saving initiatives implemented during the fourth quarter of 2013. Gross profit would have been flat in the six months of 2014 had foreign currency exchange rates remained the same as they were in the first six months of 2013.

Network Integration Group.    Gross profit for the Network Integration group increased $1.6 million, or 37% for the six months ended June 30, 2014 as compared to six months ended June 30, 2013. Excluding the out-of-period adjustment in gross profit of $0.2, the increase was primarily due to an $6.3 million increase in revenue for the six months ended June 30, 2014 compared to the prior year period as discussed above. In addition, gross margins increased 200 basis points for the six months ended June 30, 2014 compared to the prior year period due to an improvement in product revenue gross margins. In first half of 2014, we experienced an easing of the competitive pressure present during the first half of 2013 that resulted in significantly lower product revenue gross margins on first half 2013 product revenues. Gross profit would have been $0.3 million lower in the first six months of 2014 had foreign currency exchange rates remained the same as they were in the first six months of 2013. The above discussion includes the out-of-period adjustment of $0.2 million related to deferred revenue which decreased Network Integration gross profit in the current period.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Six months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$26,287	$23,364	$2,923	13%	13%
Network Integration group	3,538	3,078	460	15%	10%
Total segment operating expenses	29,825	26,442	3,383	13%	374%
Corporate unallocated operating expenses and adjustments (2)	3,183	4,505	(1,322)	(29)%	(29)%
Total	$33,008	$30,947	$2,061	7%	6%

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

Consolidated operating expenses were $33.0 million, or 39% of revenue, for the first six months of 2014 compared to $30.9 million, or 40% of revenue, for the prior year period, an increase of $2.1 million, or 7%, $1.0 million of which was due to insurance proceeds recorded in the second quarter of 2013 in conjunction with a derivative litigation settled that quarter. The remaining increase included a $2.9 million increase in Network Equipment and $0.5 million increase in Network Integration related to investments in the core business offset by a $0.3 million decrease in Corporate, excluding the effect of the insurance proceeds.

Network Equipment Group.    Operating expenses in the Network Equipment group for the first six months of 2014 were $26.3 million, or 60% of revenue, compared to $23.4 million, or 56% of revenue in the prior year period of 2013. The $2.9 million or 13% increase was due to $1.9 million in additional costs related to the planned higher investment in engineering and product development to drive future product development, an increase of $1.0 million in sales and back office support costs.

Network Integration Group.    Operating expenses in the Network Integration group for the first six months of 2014 were $3.5 million, or 9% of revenue, compared to $3.1 million, or 9% of revenue, for the prior year period. The $0.5 million or 15% increase .in operating expense was primarily due to additional sales and administrative labor costs. Operating expenses would have been $0.1 million lower in the first six months of 2014 had foreign currency exchange rates remained the same as they were in the prior year period.

Corporate. Operating expenses decreased $1.3 million in the first six months of 2014 compared to the first six months of 2013. This decrease partially resulted from $1.1 million in lower labor and consulting fees incurred during the 2013 transition of the corporate office and $0.4 million in lower auditing fees and accounting support fees arising from improved processes and a change in auditing firms. The six months ended June 30, 2013 were also burdened by $1.3 million in legal fees costs arising from the derivative litigation that was settled in June 2013 and costs for an investigation of claims by a former employee that were partially offset by $1.0 million in insurance recovery for legal fees incurred during the derivative litigation that was settled in June 2013. These decreases were partially offset by recording a charge in the first six months of 2014 of $0.4 million for the revaluation of warrants issued in accordance with the June settlement of the derivative litigation.

Operating Income (Loss)
The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2014	2013	$ Change	% Change	% Change constant currency(1)
Network Equipment group	$(4,343)	$(1,415)	$(2,928)	207%	207%
Network Integration group	2,550	1,366	1,184	87	78
Total segment operating income (loss)	(1,793)	(49)	(1,744)	3,559	3,802
Corporate unallocated and adjustments (2)	(3,182)	(4,499)	1,317	29	(29)
Total	$(4,975)	$(4,548)	$(427)	9%	12%

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

The $1.6 million, or 6%, increase in gross profit and the $2.1 million, or 7%, increase in operating expenses primarily led to a $0.4 million increase in our operating loss. Our operating loss would have been $0.1 million lower in the first six months of 2014 had foreign currency exchange rates remained the same as they were in the prior year period. Operating losses included share-based compensation expense of $0.5 million and $0.3 million in the first six months of 2014 and 2013, respectively. The Company recorded an out-of-period adjustment that increased the consolidated operating loss by $0.2 million for the six months ended June 30, 2014.

Network Equipment Group.    The Network Equipment group reported an operating loss of $4.3 million and $1.4 million in the first six months of 2014 and 2013, respectively. The change in operating profit was due to the $2.9 million planned increase in operating expenses. Operating margin was (10)% in the first six months of 2014 and (3)% in 2013, respectively.

Network Integration Group.    The Network Integration group reported operating income of $2.6 million for the first six months of 2014, compared to operating income of $1.4 million for the prior year period. The increase in operating profit was primarily due to the 18% increase in Network Integration revenues. The Network Integration group operating margin was 6% in the first six months of 2014 compared to 4% in the first six months of 2013. The Network Integration group recorded an out-of-period adjustment that increased its operating loss by $0.2 million for the six months ended June 30, 2014.

Interest Expense and Other Expense, Net

Interest expense was $0.2 million in the six months ended June 30, 2014 and $0.4 million the six months ended June 30, 2013, respectively. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The tax provision for the six months ended June 30, 2014 and 2013 was $0.9 million and $0.4 million, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense on the loss before provision for income taxes of $5.6 million for the six months ended June 30, 2014, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability, including interest and penalties, of $0.3 million on a settlement of a tax audit of a foreign subsidiary.

Liquidity and Capital Resources

During the six months ended June 30, 2014, our cash and restricted time deposits decreased from $27.8 million to $22.6 million, a decrease of $5.3 million. Our cash outflows included a net loss adjusted for non-cash expenses of $4.6 million including depreciation and amortization, share-based compensation, provision for doubtful accounts, and deferred taxes. In addition there were cash outflows from working capital of $1.6 million, including a $4.9 million increase in inventory due to higher volumes and timing of shipments, a $2.8 million increase in other assets due to lower factoring of receivables at Tecnonet, a $1.9 million decrease in accrued liabilities due to timing of payments of accrued expenses, offset by a $0.6 million decrease in accounts receivable due to lower factoring of receivables at Tecnonet, a $4.2 million increase in accounts payable due to an increase in materials purchased, and a $3.2 million increase in deferred revenue as a result of the timing of shipments. Cash used in investing activities included $1.2 million in purchases of property, plant, and equipment. Cash provided by financing activities included additional borrowings of $12.4 million, partially offset by payments on short-term debt of $10.3 million at Tecnonet.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $2.4 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the Carrier Ethernet and optical transport markets among others. The nature of the Tecnonet business requires significant levels of working capital to finance the longer term receivables and the extended acceptance periods for its larger customers. The financing for its working capital needs is met through the use of factoring certain receivables. Tecnonet has minimal capital requirements and does not conduct research and development. Therefore, we do not anticipate Tecnonet's business to require significant investment to support our strategic objectives in the Italian information technology market. We believe that cash on hand and cash flows from operations and existing financing will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (dollars in thousands):

	June 30, 2014	December 31, 2013
Cash
Cash and cash equivalents	$22,320	$27,591
Restricted time deposits	250	249
	22,570	27,840
Short-term debt	6,370	4,320
Cash in excess of debt	$16,200	$23,520
Ratio of cash to debt (1)	3.5	6.4

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (in thousands):

	June 30, 2014	December 31, 2013	Increase (decrease)
Lines of credit secured by accounts receivable	$6,370	$4,320	$2,050

The increase in short-term debt at June 30, 2014 includes additional borrowings of $12.4 million, offset by payments of $10.3 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands).

	June 30, 2014	December 31, 2013
Current assets	$118,751	$117,170
Current liabilities	64,260	58,921
Working capital	$54,491	$58,249
Current ratio (1)	1.8	2.0

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the quarter ended June 30, 2014, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of June 30, 2014, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of June 30, 2014, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of June 30, 2014, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 62.0% of our cost of sales and operating expenses are reported by these subsidiaries for the six months ended June 30, 2014 and 2013. These currencies were generally stronger against the U.S. dollar for the six months ended June 30, 2014 compared to the same period for 2013, so revenues and expenses in these countries translated into more dollars than they would have in the first six months of 2013. For the six months ended June 30, 2014, we had approximately:

•	$38.9 million in cost of goods and operating expenses recorded in euros;

•	$0.5 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the six months ended June 30, 2014, our costs would have increased to approximately:

•	$42.8 million cost of goods and operating expenses recorded in euros;

•	$0.6 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	June 30, 2014	December 31, 2013
U.S. dollars	$16,889	$24,162
Euros	4,007	1,744
Taiwan dollars	37	63
Israeli new shekels	999	1,148
Other	388	474
Total cash and cash equivalents	$22,320	$27,591

Macro-economic uncertainties.  We believe that the past few years of sustained softness in the global economy has affected our revenues and operating results, particularly in the Italian market.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins. Although we started to see an improvement in market conditions in the latter part of 2013, such market opportunities and dynamics are in their early stages, and it remains uncertain as to their current and long term effect on our business. Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of the material weakness related to the inadequate design of internal controls over the accounting for revenue in its Italian subsidiary, Tecnonet as further described below.

Changes in Internal Controls

During the quarter ended June 30, 2014, management identified a material weakness in internal controls over financial reporting related to the inadequate design of internal controls over the accounting for revenue in its Italian subsidiary, Tecnonet. Specifically, due to the Tecnonet personnel’s insufficient knowledge of the U.S. GAAP requirements related to maintenance of adequate documentation in support of certain revenue transactions, the Company did not have adequate controls in place to ensure that revenue was properly deferred in accordance with the U.S. GAAP requirements to enable appropriate revenue recognition. Although this deficiency did not lead to material adjustments to revenue, management has determined that deficiencies in the control processes in its accounting for deferred revenue constitute a material weakness because this control deficiency could have resulted in a material misstatement of revenue. The Company's management has initiated actions to enhance its control procedures with respect to the identification and review of deferred revenue. This remediation plan includes establishing additional documentation requirements for such sales and implementing monitoring procedures to ensure that transactions requiring revenue deferral are identified, evaluated, and properly recognized.

Additionally, we designed and implemented remediation measures to address the material weakness identified as of December 31, 2013 and enhance our internal control over financial reporting. The material weakness related to the inadequate design of the internal control over the accounting for deferred revenue specific to the revenue cut-off procedures. Management has implemented changes in the design of the Company's internal control over the revenue cut-off procedures and performed testing of these control changes during the first two quarters of 2014 to determine whether implemented enhanced controls operate as management has intended. Based on the testing results, management has determined that, as of June 30, 2014, our controls associated with the monthly cut-off procedures were adequate and that the implementation of the additional control procedures have fully remediated this material weakness.

Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2014, a former customer of Tecnonet S.p.A. filed a claim in an Italian civil court alleging that Tecnonet, and its two third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. While we believe that Tecnonet has valid defenses to the plaintiff's claims, we cannot provide assurance that such claims will not result in any liability to Tecnonet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In August 2013, our Board of Directors approved a repurchase plan for up to $7,013,838 of the Company's Common Stock. This repurchase plan expired on May 14, 2014. No repurchases were made during the three and six months ended June 30, 2014 under this plan.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2014.

MRV COMMUNICATIONS, INC.

By: /s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen A. Garcia
Stephen A. Garcia
Chief Financial Officer
Principal Financial Officer