Form 10-Q
period 2014-09-30
MRV COMMUNICATIONS INC
filed 2014-11-05
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of November 4, 2014, 7,362,146 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$31,196	$27,051	$93,411	$81,555
Service revenue	11,974	11,334	35,201	33,910
Total revenue	43,170	38,385	128,612	115,465
Cost of sales	28,454	23,411	85,863	74,092
Gross profit	14,716	14,974	42,749	41,373
Operating expenses:
Product development and engineering	5,060	4,627	16,030	13,729
Selling, general and administrative	10,080	10,308	32,118	32,153
Total operating expenses	15,140	14,935	48,148	45,882
Operating (loss) income	(424)	39	(5,399)	(4,509)
Interest expense	(116)	(41)	(306)	(414)
Other expense, net	227	(132)	(160)	(217)
Loss before provision for income taxes	(313)	(134)	(5,865)	(5,140)
Provision for income taxes	727	12	1,659	433
Net Loss	$(1,040)	$(146)	$(7,524)	$(5,573)

Net loss per share — basic	$(0.14)	$(0.02)	$(1.03)	$(0.74)
Net loss per share — diluted	$(0.14)	$(0.02)	$(1.03)	$(0.74)
Weighted average number of shares:
Basic	7,362	7,522	7,335	7,539
Diluted	7,362	7,522	7,335	7,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Loss	$(1,040)	$(146)	$(7,524)	$(5,573)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	(1,913)	855	(2,078)	460
Total comprehensive (loss) Income	$(2,953)	$709	$(9,602)	$(5,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$24,533	$27,591
Restricted time deposits	436	249
Accounts receivable, net	37,527	49,990
Other receivables	15,284	8,220
Inventories, net	23,071	22,981
Income taxes receivable	530	1,256
Deferred income taxes	1,139	1,219
Other current assets	5,372	5,664
Total current assets	107,892	117,170
Property and equipment, net	5,159	5,555
Deferred income taxes, net of current portion	3,806	3,694
Intangible asset, net	751	873
Other assets	1,275	655
Total assets	$118,883	$127,947

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$5,175	$4,320
Deferred consideration payable	233	233
Accounts payable	22,576	23,991
Accrued liabilities	14,728	19,463
Deferred revenue	13,024	10,557
Other current liabilities	639	357
Total current liabilities	56,375	58,921
Other long-term liabilities	5,883	5,236
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,219 shares in 2014 and 8,143 shares in 2013
Outstanding — 7,362 shares in 2014 and 7,286 in 2013	270	270
Additional paid-in capital	1,284,319	1,281,883
Accumulated deficit	(1,215,860)	(1,208,337)
Treasury stock — 856 shares in 2014 and 856 shares in 2013	(10,412)	(10,412)
Accumulated other comprehensive (loss) income	(1,692)	386
Total stockholders' equity	56,625	63,790
Total liabilities and stockholders' equity	$118,883	$127,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,524)	$(5,573)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,688	1,288
Share-based compensation expense	706	511
Provision for doubtful accounts	80	323
Deferred income taxes	346	(803)
Loss on disposition of property and equipment	—	18
Changes in operating assets and liabilities:
Accounts and other receivables	10,205	(4,308)
Inventories	(1,403)	(2,536)
Other assets	(7,253)	2,498
Accounts payable	170	1,571
Accrued liabilities	(2,409)	1,770
Income tax payable	88	(34)
Deferred revenue	2,899	2,438
Other current liabilities	98	(162)
Net cash used in operating activities	(2,309)	(2,999)
Cash flows from investing activities:
Purchases of property and equipment	(1,914)	(2,738)
Proceeds from sale of investments in unconsolidated entities	—	(53)
Investment in restricted time deposits	(187)	(4)
Net cash used in investing activities	(2,101)	(2,795)
Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock awards	(15)	—
Purchase of treasury shares	—	(2,654)
Borrowings on short-term debt	17,528	7,085
Payments on short-term debt	(15,802)	(8,524)
Net cash provided by (used in) financing activities	1,711	(4,093)
Effect of exchange rate changes on cash and cash equivalents	(359)	97
Net decrease in cash and cash equivalents	(3,058)	(9,790)
Cash and cash equivalents, beginning of period	27,591	40,609
Cash and cash equivalents, end of period	$24,533	$30,819

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$247	$215
Cash paid during period for income taxes	$638	$656

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

The consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, (the “2013 Form 10-K”) filed with the SEC.

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

In the opinion of MRV's management, these unaudited statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2014, and the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Correction of an Immaterial Error

During the three months ended September 30, 2014, the Company recorded an out-of-period adjustment to eliminate intercompany profit in inventory of $0.2 million, which resulted in an increase to net loss of $0.2 million for the three and nine months ended September 30, 2014. The Company reduced inventory by $0.2 million, and increased cost of sales by $0.2 million related to prior periods to remove the effect of profit in inventory not previously eliminated. Management evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior periods, individually or in the aggregate. These out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2014.

During the three months ended June 30, 2014, the Company recorded an out-of-period adjustment to defer previously recognized revenue of $2.0 million, which resulted in an increase to after-tax net loss of $0.1 million for the nine months ended September 30, 2014. The Company reduced cost of sales by $1.8 million, gross profit by $0.2 million and the provision for income taxes by $0.1 million related to prior periods to remove the effect of the previously recognized revenue. These out of period adjustments also resulted in increases in Inventory of $1.9 million, deferred revenue of $2.0 million and deferred income taxes, net of current portion by $0.1 million. The impact on accumulated deficit and stockholder’s equity was a reduction by $0.1 million. Management evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior periods, individually or in the aggregate. These out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Stands Update ("ASU")No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently evaluating the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Management is currently evaluating the potential impact of the adoption of the new guidance, however does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and footnote disclosures.

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

As of September 30, 2014, and December 31, 2013, the Company had cash equivalents consisting of money market funds of $11.6 million and $14.0 million, respectively that were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the Condensed Consolidated Balance Sheets as follows (in thousands):

	Cost	Fair Value
September 30, 2014	$11,605	$11,605

December 31, 2013	$14,001	$14,001

During 2014, the Company updated the estimated fair value as of the issuance date of 250,000 warrants that were issued to plaintiffs' counsel on February 18, 2014, in a litigation matter originally recorded as a liability in 2013. In calculating the fair value, the Company used the Black Scholes option pricing model with level 2 inputs, including a volatility of 41% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.5% and the 5 years expected term of the warrants. Volatility based on both the Company's historical quoted prices and peer company data was used as the Company's stock is thinly traded. The resulting fair value was $6.59 per warrant. In relation to this revaluation, the Company recorded expense of $0.4 million for the three months ended March 31, 2014. No additional expense was recorded in the three months ended September 30, 2014. Upon issuance and revaluation, the warrants were removed from liabilities and recorded as a component of additional paid in capital.

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. Accounts receivable are charged off at the point they are considered uncollectible.

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2014 (in thousands):

Nine months ended
September 30, 2014
Balance at beginning of period	$2,183
Charged (reversed) to expense	80
Write-offs, net of amounts recovered	(69)
Foreign currency translation adjustment	(87)
Balance at end of period	$2,107

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$4,119	$5,723
Work-in process	985	1,121
Finished goods	17,967	16,137
Total	$23,071	$22,981

6.	Intangible Asset

The balance of the intangible asset was $0.8 million as of September 30, 2014 and $0.9 million as of December 31, 2013. A portion of this, which represents software license agreements, was placed in service as of September 30, 2014. Amortization of intangible assets was $0.01 million for the three and nine months ended September 30, 2014. There was no amortization recorded for the three and nine months ended September 30, 2013. The terms of the license agreements are definite, and once placed in service, the Company plans to amortize the cost over the estimated useful life, which is approximately 5 years.

The following table illustrates the estimated future amortization expense of intangible assets placed into service as of September 30, 2014 (in thousands):

Fiscal Years	Estimated Amortization Expense
2014	$17
2015	68
2016	68
2017	68
2018	68
Thereafter	42
$331

7.	Product Warranty

As of September 30, 2014, and December 31, 2013, MRV's product warranty liability recorded in accrued liabilities was $0.6 million. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the nine months ended September 30, 2014 (in thousands):

Nine months ended
September 30, 2014
Beginning balance	$578
Cost of warranty claims	(18)
Accruals for product warranties	52
Total	$612

8.	Net Income (Loss) Per Share

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

Outstanding stock options to purchase 0.4 million shares were excluded from the computation of dilutive shares for the three months ended September 30, 2014, and 2013 as they were anti-dilutive because of the net loss. In addition, for the three months ended September 30, 2014, there were 10,907 potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive, and there were no potentially dilutive shares to be excluded from the calculation of diluted net loss per share for the three months ended September 30, 2013. Treasury shares are excluded from the number of shares outstanding.

Outstanding stock options to purchase 0.3 million shares were excluded from the computation of dilutive shares for the nine months ended September 30, 2014, as they were anti-dilutive because of the net loss. Outstanding stock options to purchase 0.4 million shares were excluded in the computation of dilutive shares for the nine months ended September 30, 2013, as they were anti-dilutive because of the net loss. In addition, for the nine months ended September 30, 2014, there were 7,887 potentially dilutive shares excluded from the calculation of diluted net loss per share because they were anti-dilutive, and there were no potentially dilutive shares to be excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2013. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and nine months ended September 30, 2014, and 2013 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$34	$27	$87	$70
Product development and engineering	49	21	122	46
Selling, general and administrative	148	161	497	395
Total share-based compensation expense (1)	$231	$209	$706	$511

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

The Company granted 15,000 stock options during the three months ended September 30, 2014, and the related fair value was $6.06 per option. The Company granted 5,000 restricted shares during the three months ended September 30, 2014, and the related fair value was $13.46 per share. The Company granted no stock options and no restricted shares during the three months ended September 30, 2013. The Company granted 188,722 stock options during the nine months ended September 30, 2014 and the related weighted average fair value was $7.07 per share. The average fair value of 90,907 restricted shares granted during the nine months ended September 30, 2014, was $14.35 per share. The Company granted 80,242 stock options during the nine months ended September 30, 2013, and the related weighted average fair value was $4.89 per share. The average fair value of 91,388 restricted shares granted during the nine months ended September 30, 2013, was $9.98 per share. As of September 30, 2014, the total unrecognized share-based compensation balance for unvested securities, net of expected forfeitures, was $1.8 million, which is expected to be amortized over a weighted-average period of 2.3 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. The following weighted average assumptions were used for estimating the fair value of options granted during the nine months ended September 30, 2014 and the options modified during the nine months ended September 30, 2013, respectively.

Nine months ended September 30,	2014	2013
Risk-free interest rate	2.0%	1.2%
Dividend yield (1)	—	—
Volatility	51%	52%
Expected life (in years)	5.9	5.7

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2013 Form 10-K. Management evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Network Equipment	$21,979	$22,806	$66,131	$64,852
Network Integration	21,237	15,585	62,644	50,701
Before intersegment adjustments	43,216	38,391	128,775	115,553
Intersegment adjustments	(46)	(6)	(163)	(88)
Total	$43,170	$38,385	$128,612	$115,465

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

One customer accounted for $11.0 million and $10.4 million of revenue in Network Integration revenue, or 25% and 27% of total revenue, for the three months ended September 30, 2014, and 2013, respectively. Another customer accounted for $6.1 million and $4.0 million of Network Integration revenue, or 14% and 10% of total revenue, for the three months ended September 30, 2014, and 2013, respectively.

One customer accounted for $33.8 million and $32.5 million of revenue in Network Integration revenue, or 26% and 28% of total revenue, for the nine months ended September 30, 2014, and 2013, respectively. Another customer accounted for $20.2 million and $12.9 million of Network Integration revenue, or 16% and 11% of total revenue, for the nine months ended September 30, 2014, and 2013, respectively.

One customer in Network Integration accounted for 12% and 22% of total net accounts receivable as of September 30, 2014, and December 31, 2013, respectively. Another Network Integration customer accounted for 29% and 27% of total net accounts receivable as of September 30, 2014, and December 31, 2013, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$13,254	$15,010	$39,665	$40,811
Americas (Excluding the U.S.)	197	972	879	3,452
Europe	25,553	21,275	78,653	66,565
Asia Pacific	4,166	1,128	9,415	4,637
Total	$43,170	$38,385	$128,612	$115,465

Revenue from external customers attributed to Italy totaled $21.2 million and $16.0 million for the three months ended September 30, 2014, and September 30, 2013 respectively. Revenue from external customers attributed to Italy totaled $63.0 million and $51.5 million for the nine months ended September 30, 2014, and September 30, 2013 respectively.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30, 2014	December 31, 2013
Americas	$3,256	$3,326
Europe	1,874	2,194
Asia Pacific	29	35
Total	$5,159	$5,555

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross profit
Network Equipment	$11,062	$12,041	$33,007	$33,990
Network Integration	3,654	2,934	9,742	7,378
Total before intersegment adjustments	14,716	14,975	42,749	41,368
Corporate unallocated and intersegment adjustments (1)	—	(1)	—	5
Total	$14,716	$14,974	$42,749	$41,373

Depreciation expense
Network Equipment	$459	$406	$1,428	$988
Network Integration	50	54	149	159
Corporate	52	45	111	141
Total	$561	$505	$1,688	$1,288

Operating income (loss)
Network Equipment	$(953)	$87	$(5,296)	$(1,328)
Network Integration	1,762	1,525	4,311	2,891
Total before intersegment adjustments	809	1,612	(985)	1,563
Corporate unallocated operating loss and adjustments (1)	(1,233)	(1,573)	(4,414)	(6,072)
Total	$(424)	$39	$(5,399)	$(4,509)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Nine months ended
	September 30,
	2014	2013
Additions to Fixed Assets
Network Equipment	$1,736	$2,679
Network Integration	95	53
Corporate	83	6
Total	$1,914	$2,738

	September 30, 2014	December 31, 2013
Total Assets
Network Equipment	$42,457	$48,955
Network Integration	58,259	54,625
Corporate and intersegment eliminations	18,167	24,367
Total	$118,883	$127,947

11. Indemnification Obligations

Our agreements for the sale of our Source Photonics, CES, Interdata and Alcadon businesses include customary indemnification obligations running to the respective buyers.

We also have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2014, and December 31, 2013.

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

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV paid $1.9 million in payment for services of defense counsel and other parties through December 31, 2013, above the insured amount.

In May 2014, a former customer of Tecnonet S.p.A.(Tecnonet), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. While we believe that Tecnonet has valid defenses to the plaintiff's claims, we cannot provide assurance that such claims will not result in any liability to Tecnonet.

Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case.  As the ultimate outcome of this matter is uncertain no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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
MRV and its subsidiaries have been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.
13. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At September 30, 2014, Tecnonet's factoring facility agreements permitted the factoring of up to €15.0 million, or $19.0 million, worth of receivables outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale in accordance with ASC 860 Transfers and Servicing. The Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At September 30, 2014, and December 31, 2013, the face amount of total outstanding accounts receivable pursuant to these agreements was $18.2 million and $17.2 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and the proceeds are recorded at fair value. Proceeds consist of a receivable due from the factor. Cash received from the factor is recorded as a reduction of the receivable due from the factor. The related outstanding balances due from the factor were $14.9 million and $7.7 million as of September 30, 2014, and December 31, 2013, respectively, and are included in other receivables on the accompanying balance sheets. The related losses on sale were $0.1 million and $0.1 million for the three months ended September 30, 2014, and September 30, 2013, respectively and $0.2 million and $0.2 million for the nine months ended September 30, 2014, and September 30, 2013, respectively and are included in interest expense on the accompanying consolidated statements of operations.

14. Share Repurchase

On December 3, 2012, the Company's Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a stock repurchase program that expired on December 31, 2013. Under this program, the Company purchased 261,863 shares at a total cost of approximately $2.6 million during the nine months ended September 30, 2013. From December 3, 2012, through September 30, 2013, the Company purchased 302,178 shares at a total cost of approximately $3.0 million.

On August 15, 2013, the Company's Board of Directors terminated the existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that expired on May 14, 2014. From August 15, 2013, through December 31, 2013, the Company purchased 127,510 shares at a total cost of approximately $1.3 million. No additional shares were repurchased during the three and nine months ended September 30, 2014, under this plan.

15. Income Taxes

The following table provides details of income taxes (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Loss before provision for income taxes	$(313)	$(134)	$(5,865)	$(5,140)
Provision for income taxes	727	12	1,659	433
Effective tax rate	(232)%	(9)%	(28)%	(8)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.7 million on an operating loss before provision for income taxes of $0.3 million for the three months ended September 30, 2014, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards. The income tax expense of $1.7 million on an operating loss before provision for income taxes of $5.9 million for the nine months ended September 30, 2014, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability, including interest and penalties, of $0.3 million on a settlement of a tax audit of Tecnonet.
In 2013, the Italian Tax Authorities commenced an examination of Tecnonet and proposed a 100% disallowance of the deduction of certain sponsorship and advertising expenses for the years 2006 to 2011. The Company's management felt strongly that the deductions were fully supported by Italian tax law and that we would more-likely-than not prevail if we litigated the disallowance in the Italian tax courts. Therefore, there was no unrecognized benefit or income tax liability accrued in 2013 and the first quarter of 2014 related to the tax audit. During the three months ended June 30, 2014, the Italian tax authorities offered to reduce the 100% disallowance by 60%. Our local external tax advisers advised management that the 60% offer was a good result and that litigating the matter in Italian courts could be a protracted process despite the strong technical merits of our tax position. In consideration of our tax adviser’s assessment and management's desire to resolve this uncertainty, management accepted the 60% offer and settled with the Italian tax authorities in July 2014.

The Company recorded the interest and penalties of $0.1 million related to the accrued income tax expense of $0.2 million in income tax expense in the accompanying Condensed Consolidated Statement of Operations. Accrued interest and penalties are included in the related income tax liability in the Condensed Consolidated Balance Sheet. The interest and penalties of $0.1 million and accrued VAT expense of $0.1 million related to the settlement are recognized in other expenses in the accompanying Condensed Consolidated Statement of Operations. Accrued interest and penalties are included in the related current accrued liability in the Condensed Consolidated Balance Sheet in June 2014. The accrued income tax liability and accrued VAT liability including interest and penalties of $0.5 million were paid in full on October 3, 2014.
As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million, and $95.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company has capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of September 30, 2014, the US federal and state NOLs had a full valuation allowance.

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

Overview

We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: Network Equipment and Network Integration. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment primarily provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in communication networks and data centers used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One service providers, regional carriers, large enterprises, and government institutions. Network Integration is a supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration, and optimization. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators.

We continue to encounter a highly competitive global marketplace for our products and services.  Our recent introduction of the OptiDriver and OptiPacket product lines and the enhancement of existing products are positioning us to aggressively seek to retain current customers and capture additional market share. We expect the competitive landscape to remain dynamic. As technologies migrate toward being software-driven and the network layers converge, we expect to see competition for our products and services to increase.

As we seek opportunities for our OptiDriver and OptiPacket systems, additional investment in demonstration equipment, inventory, and deployment activities will be required. These investments may burden our results before we begin to see revenues as the sales cycle for these products can extend over several months.

In the Italian market, securing new opportunities on the Network Integration side of our business often requires less favorable pricing on the third party products that we sell to Tier One service providers. This less favorable pricing, combined with the protracted cash conversion cycle inherent in Italy, places working capital resources at risk. These market conditions can adversely affect our operations and cause fluctuations in our results.

Our business involves reliance on foreign-based offices. Some of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the nine months ended September 30, 2014 and 2013, foreign revenue constituted 62% and 59% of our total revenue, respectively. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

As of September 30, 2014, the Company had $24.5 million in cash and cash equivalents, $0.4 million in restricted time deposits, and $5.2 million in short-term debt.

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

Income Taxes. As part of the process of preparing our interim financial statements, we estimate the income taxes in each of the jurisdictions in which we operate based on the estimated annual effective tax rate by jurisdiction. This process involves estimating the current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets. We assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the income tax provision in the Statements of Operations.

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

Correction of an Immaterial Error

During the three months ended September 30, 2014, the Company recorded an out-of-period adjustment to eliminate intercompany profit in inventory of $0.2 million, which resulted in an increase to net loss of $0.2 million for the three and nine months ended September 30, 2014. The Company reduced inventory by $0.2 million, and increased cost of sales by $0.2 million related to prior periods to remove the effect of profit in inventory not previously eliminated. Management evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior periods, individually or in the aggregate. These out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2014.

During the three months ended June 30, 2014, the Company recorded an out-of-period adjustment to defer previously recognized revenue of $2.0 million, which resulted in an increase to after-tax net loss of $0.1 million for the nine months ended September 30, 2014. The Company reduced cost of sales by $1.8 million, gross profit by $0.2 million and the provision for income taxes by $0.1 million related to prior periods to remove the effect of the previously recognized revenue. These out of period adjustments also resulted in an increase in Inventory of $1.9 million, deferred revenue of $2.0 million and deferred income taxes, net of current portion by $0.1 million. The impact on accumulated deficit and stockholder’s equity was a reduction by $0.1 million. Management evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior periods, individually or in the aggregate. These out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2014.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Taiwan dollar and the Israeli new shekel. For the nine months ended September 30, 2014 and 2013, 62% and 59% of revenue and 43% and 39% of operating expenses, respectively, were incurred at subsidiaries with a reporting currency other than the U.S. dollar. For the nine months ended September 30, 2014, these currencies strengthened against the U.S. dollar compared to the nine months ended September 30, 2013, so revenue and expenses in these currencies translated into slightly more dollars than they would have in the prior period. The Euro and Israeli new shekel strengthened 3% and 4% respectively against the U.S. dollar in nine months ended September 30, 2014, compared to nine months ended September 30, 2013. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated Statements of Operations data (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$43,170	100%	$38,385	100%	$128,612	100%	$115,465	100%
Network Equipment	21,979	51	22,806	59	66,131	51	64,852	56
Network Integration	21,237	49	15,585	41	62,644	49	50,701	44

Gross profit (3)	$14,716	34	$14,974	39	$42,749	33	$41,373	36
Network Equipment	11,062	50	12,041	53	33,007	50	33,990	52
Network Integration	3,654	17	2,934	19	9,742	16	7,378	15

Operating expenses (4)	$15,140	35	$14,935	39	$48,148	37	$45,882	40
Network Equipment	12,016	55	11,954	52	38,302	58	35,318	54
Network Integration	1,892	9	1,408	9	5,431	9	4,486	9

Operating income (loss) (3) (4)	$(424)	(1)	$39	—	$(5,399)	(4)	$(4,509)	(4)
Network Equipment	(953)	(4)	87	—	(5,296)	(8)	(1,328)	(2)
Network Integration	1,762	8	1,525	10	4,311	7	2,891	6

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

Three months ended September 30, 2014 Compared to the Three months ended September 30, 2013

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$21,979	$22,806	$(827)	(4)%	(4)%
Network Integration	21,237	15,585	5,652	36	36
Before intersegment adjustments	43,216	38,391	4,825	13	12
Intersegment adjustments (2)	(46)	(6)	(40)	667	820
Total	$43,170	$38,385	$4,785	12%	12%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the three months ended September 30, 2014, increased $4.8 million, or 12%, compared to the three months ended September 30, 2013, due to a $5.7 million, or 36%, increase in Network Integration revenue, offset by a $0.8 million, or 4%, decrease in Network Equipment revenue.

Network Equipment.    Revenue generated from Network Equipment decreased $0.8 million, or 4%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease is primarily due to lower product revenues that were partially offset by higher service revenue volume. Revenues for our optical transport and out of band products increased in the third quarter of 2014 compared to same period in the prior year, which was offset by a decrease in network infrastructure management and carrier Ethernet networking. Geographically, the decrease in revenues was attributable to lower sales in the United States, Latin America and Europe. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. Our Americas region was primarily down due to delays on some orders from some of our larger South American customers. The foreign exchange impact to Network Equipment revenue was not material.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2014	2013	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$13,253	$15,010	$(1,757)	(12)%
Americas (Excluding the U.S.)	197	972	(775)	(80)
Europe	4,316	5,691	(1,375)	(24)
Asia Pacific	4,167	1,127	3,040	270
Total external sales	21,933	22,800	(867)	(4)
Sales to Network Integration:
Europe	46	6	40	667
Total intersegment sales	46	6	40	667
Total Network Equipment revenue	$21,979	$22,806	$(827)	(4)%

Network Integration.    Revenue generated from Network Integration increased $5.7 million, or 36%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The $5.7 million increase in revenue was due to a $5.3 million, or 81%, increase in product revenue and a $0.4 million, or 4%, increase in service revenues at Tecnonet. Tecnonet has seen an increase in product revenue order volume arising from large orders from the two largest telecommunication carriers in Italy. The increase in service revenue was the result of our continued focus on this aspect of the business that has higher margins. The foreign exchange impact to Network Integration revenue was not material.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,062	$12,041	$(979)	(8)%	(8)%
Network Integration	3,654	2,934	720	25	24
Before intersegment adjustments	14,716	14,975	(259)	(2)	—
Adjustments (2)	—	(1)	1	(100)	(2)
Total	$14,716	$14,974	$(258)	(2)%	(2)%

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

Consolidated gross profit decreased $0.3 million in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, principally due to variances in material costs from standard costs and the effect of adjustments in the valuation of service inventory partially offset by the 12% increase in revenue. Gross margin for the third quarter of 2014 was 34.1%, as compared to 39.0% in the third quarter of 2013. The 4.9 percentage point decrease was due to the variances in material costs and costs adjustments in Network Equipment. These decreases in gross margin were partially offset by a more favorable consolidated product to service revenue mix in the third quarter of 2014 as compared to the third quarter of 2013. In the third quarter of 2014, the consolidated effect of the change in constant currency did not materially impact gross profit. The above discussion includes the out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory, which decreased consolidated gross profit by $0.2 million in the current period and impacted consolidated gross margin by 0.5 percentage points.

Network Equipment.  Gross profit for Network Equipment decreased $1.0 million in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, principally due to cost variances due to lower production volumes and adjustments to the valuation of service inventory. These effects were partially offset by the lower production labor and overhead costs arising from cost saving initiatives implemented during the fourth quarter of 2013. Gross margin for the three months ended September 30, 2014, was 50.3%, a decline of 2.5% percentage points from 52.8% for the three months ended September 30, 2013, principally caused by the cost variances along with an out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory and impacted Network Equipment gross margin by 1.0 percentage points. The foreign exchange impact to Network Equipment gross profit was not material.

Network Integration.  Gross profit for Network Integration increased $0.7 million, or 25% in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was essentially the result of the volume impact of the $5.7 million increase in revenue, $5.3 million of which was product related at substantially lower margins than our service revenue generates. Our gross margin was 17.2% and 18.8% for the quarter ended September 30, 2014 and 2013, respectively. The 1.6% percentage point decline was the result of the significant increase in product revenues in the quarter compared to the comparable prior year quarter. The foreign exchange impact to Network Integration gross profit was not material.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment	$12,016	$11,954	$62	1%	1%
Network Integration	1,892	1,408	484	34%	34%
Total segment operating expenses	13,908	13,362	546	4%	4%
Corporate unallocated operating expenses and adjustments (2)	1,232	1,573	(341)	(22)%	(22)%
Total	$15,140	$14,935	$205	1%	1%

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

Consolidated operating expenses for the three months ended September 30, 2014, were $15.1 million, or 35% of revenue, compared to $14.9 million, or 39% of revenue, for the three months ended September 30, 2013, an increase of $0.2 million. The increase was primarily due to an increase in Network Integration expenses of $0.5 million and an increase of $0.1 million in expenses at Network Equipment offset by a $0.3 million decrease of Corporate unallocated operating expenses as discussed below. In the third quarter of 2014, the consolidated effect of the change in constant currency was not material.

Network Equipment.    Operating expenses in Network Equipment for the three months ended September 30, 2014, were $12.0 million, or 55% of revenue, compared to $12.0 million, or 52% of revenue in three months ended September 30, 2013. The $0.1 million, or 1%, increase was due to a $0.4 million increase in salary costs for engineers supporting our product development initiatives and $0.5 million increase in salaries to enhance the U.S. sales organization, partially offset by $0.5 million decrease in external labor related to the ERP system implementation in 2013 and a $0.3 million decrease in general administrative charges related to bad debt and facility maintenance. The foreign exchange impact to Network Equipment operating expenses was not material.

Network Integration.    Operating expenses in Network Integration for the three months ended September 30, 2014, were $1.9 million, or 9% of revenue, compared to $1.4 million, or 9% of revenue, for the three months ended September 30, 2013. The $0.5 million increase was mainly due to $0.3 million of sales labor support costs to support increased revenue volume and an increase of $0.2 million in general and administrative charges related to accounting fees. In the third quarter of 2014, the foreign exchange impact to Network Integration operating expenses was not material.

Corporate. Corporate expenses decreased by $0.3 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease was primarily related to a decrease in salaries and wages of $0.2 million and a decrease of $0.4 million in administrative overhead charges, as the prior year period was burdened by $0.2 million in warrant revaluation charges and $0.2 million in professional fees for financial advisory services that were not incurred in the current year to date periods. These amounts were offset by an increase in accounting fees of $0.3 million incurred during the period. The foreign exchange impact to corporate operating expenses was not material.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency(1)
Network Equipment	$(953)	$87	$(1,040)	(1,195)%	(1,195)%
Network Integration	1,762	1,525	237	16	15
Total segment operating income (loss)	809	1,612	(803)	(50)	(51)
Corporate unallocated and adjustments (2)	(1,233)	(1,573)	340	22	(22)
Total	$(424)	$39	$(463)	(1,187)%	(1,217)%

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

Network Equipment.   Network Equipment reported an operating loss of $1.0 million for three months ended September 30, 2014, compared to operating income of $0.1 million for the three months ended September 30, 2013. The $1.0 million change in operating results was primarily due to the $1.0 million decrease in gross profit, offset by the $0.1 million increase in operating expenses. Operating margin was (4)% in 2014 and 0.4% in 2013.

Network Integration.   Network Integration reported operating income of $1.8 million for the three months ended September 30, 2014, compared to $1.5 million for three months ended September 30, 2013. The increase was primarily due to the $0.7 million increase in gross profit that was partially offset by a $0.5 million increase in operating costs. Network Integration operating margin was 8% and 10% for the three months ended September 30, 2014 and 2013, respectively.

Interest Expense and Other Expense, Net

Interest expense was $0.1 million for the three months ended September 30, 2014, compared to $0.04 million for the three months ended September 30, 2013. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The tax provision for the three months ended September 30, 2014, and 2013, was $0.7 million and $0.01 million, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.7 million on the loss before provision for income taxes of $0.3 million for the three months ended September 30, 2014, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.
Tax Loss Carryforwards

As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million, and $95.8 million for federal, state, and foreign income tax purposes, respectively. Additionally, the Company has capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of September 30, 2014, the US federal and state NOLs had a full valuation allowance.
Nine months ended September 30, 2014 Compared To Nine months ended September 30, 2013

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$66,131	$64,852	$1,279	2%	2%
Network Integration group	62,644	50,701	11,943	24	20
Before intersegment adjustments	128,775	115,553	13,222	11	10
Intersegment adjustments (2)	(163)	(88)	(75)	85	85
Total	$128,612	$115,465	$13,147	11%	10%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the nine months ended September 30, 2014, increased $13.1 million, or 11%, compared to the nine months ended September 30, 2013. This increase was due to an $11.9 million increase in Network Integration revenue, a $1.3 million increase in Network Equipment revenue, offset by the $0.1 million increase in Intersegment adjustments, which are eliminated in consolidation. Consolidated revenue would have been $1.8 million lower if foreign currency exchange rates had remained the same as they were in the first nine months of 2013. The above discussion includes the out-of-period adjustment of $2.0 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $1.2 million during the three months ended September 30, 2014, reducing the impact on deferred revenues for the out-of-period adjustment recorded in the prior quarter to $0.8 million as of September 30, 2014.

Network Equipment Group.    Revenue generated from the Network Equipment group increased $1.3 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Revenues increased primarily due to a $1.7 million increase in product revenue offset by a $0.4 million decrease in service revenue. Revenues for our optical transport products increased during the nine months ended September 30, 2014, compared to the prior year period, offset by a decrease in carrier Ethernet networking and out of band products. Service revenues were down 5% as compared to same period last year primarily due to the roll off of older deferred service contracts that related to revenues scheduled for recognition prior to the effective date of ASU 2009-13. Geographically, Asia Pacific and Europe revenues increased $4.9 million that was partially offset by a $3.7 million decrease in OCS Americas. The decrease in OCS Americas was primarily due to a revenue decline in the South American portion of the region that was partially offset by modest revenue growth in the North American portion of the region.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2014	2013	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$39,665	$40,811	$(1,146)	(3)%
Americas (Excluding the U.S.)	879	3,452	(2,573)	(75)%
Europe	16,009	15,864	145	1
Asia Pacific	9,416	4,637	4,779	103
Total external sales	65,969	64,764	1,205	2
Sales to Network Integration group:
Europe	163	88	75	85
Total intersegment sales	163	88	75	85
Total Network Equipment revenue	$66,132	$64,852	$1,280	2%

Network Integration Group.    Revenue generated from the Network Integration group was $11.9 million, or 24% higher for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. This increase was due to a $10.2 million, or 42% increase in product revenue and $1.7 million, or 6% increase in service revenues at Tecnonet. Tecnonet has seen an increase in product revenue order volume primarily as a result of significant projects in 2014 that may not continue in the future. The increase in service revenue was a result of market share gains resulting from our continued focus on this aspect of the business that has higher margins and potential for growth. Revenue would have been $1.9 million lower for the nine months ended September 30, 2014 had foreign currency exchange rates remained the same as they were in the nine months ended September 30, 2013. All revenue in the Network Integration group was generated in Italy. The above discussion includes the out-of-period adjustment of $2.0 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $1.2 million during the three months ended September 30, 2014, reducing the impact on deferred revenues for the out-of-period adjustment recorded in the prior quarter to $0.8 million as of September 30, 2014.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$33,007	$33,990	$(983)	(3)%	(3)%
Network Integration group	9,742	7,378	2,364	32	28
Before intersegment adjustments	42,749	41,368	1,381	3	3
Adjustments (2)	—	5	(5)	(100)	(80)
Total	$42,749	$41,373	$1,376	3%	3%

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

Consolidated gross profit increased $1.4 million, or 3% for the nine months ended September 30, 2014, from the prior year period, principally due to the 11% increase in revenue offset by the pressure on pricing and revenue mix. Gross margin for the nine months ended September 30, 2014, was 33.2% compared to 35.8% for the nine months ended September 30, 2013. The 2.6 percentage point decline in gross margins was due to the shift of segment revenue mix toward a higher percentage of total revenue coming from Network Integration, which has lower gross margins than Network Equipment, and due to a decrease in Network Equipment gross margins. These decreases in gross margin were partially offset by a more favorable consolidated product to service revenue mix in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Gross profit would have been $0.3 million lower for the nine months ended September 30, 2014, if foreign currency exchange rates had remained the same as they were in the nine months ended September 30, 2013. The above discussion includes the out-of-period adjustment of $0.2 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $0.1 million during the three months ended September 30, 2014, reducing the impact on consolidated gross profit for the out-of-period adjustment recorded in the prior quarter to $0.1 million for the nine months ended September 30, 2014. The above discussion also includes the out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory, which decreased consolidated gross profit by $0.2 million in the current period and impacted consolidated gross margin by 0.2 percentage points.

Network Equipment Group.    Gross profit for the Network Equipment segment decreased $1.0 million or 3% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, principally due to a shift in the mix of product revenue toward our lower margin products and a negative effect on costs from lower production volumes. These effects were partially offset by lower production labor and overhead arising from cost saving initiatives implemented during the fourth quarter of 2013. Gross margin for the nine months ended September 30, 2014, was 49.9% a decline of 2.5% percentage points from 52.4% for the nine months ended September 30, 2013, principally caused by a decrease in sales to our European channel partners, which have a lower gross margin and lower pricing of mature products in advance of new products. This was partially offset by strong sales of our new OptiDriver product to a Tier 1 customer in Asia Pacific, which have a higher gross margin. The above discussion includes the out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory, which decreased Network Equipment gross profit by $0.2 million in the current period and impacted Network Equipment gross margin by 0.3 percentage points. Gross profit would have been flat in the nine months ended September 30, 2014, had foreign currency exchange rates remained the same as they were in the nine months ended September 30, 2013.

Network Integration Group.    Gross profit for the Network Integration segment increased $2.4 million, or 32% for the nine months ended September 30, 2014, compared to nine months ended September 30, 2013, primarily due to the $11.9 million increase in revenue for the nine months ended September 30, 2014, compared to the prior year period as discussed above. Gross margin for the nine months ended September 30, 2014, was 15.6% an increase of 1% percentage point from 14.6% for the nine months ended September 30, 2013, principally due to an improvement in product revenue gross margins. Gross profit would have been $0.3 million lower in the nine months ended September 30, 2014, had foreign currency exchange rates remained the same as they were in the nine months ended September 30, 2013. The above discussion includes the out-of-period adjustment of $0.2 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $0.1 million during the three months ended September 30, 2014, reducing the impact on Network Integration gross profit for the out-of-period adjustment recorded in the prior quarter to $0.1 million for the nine months ended September 30, 2014.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Nine months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment group	$38,302	$35,318	$2,984	8%	8%
Network Integration group	5,431	4,486	945	21%	18%
Total segment operating expenses	43,733	39,804	3,929	10%	374%
Corporate unallocated operating expenses and adjustments (2)	4,415	6,078	(1,663)	(27)%	(27)%
Total	$48,148	$45,882	$2,266	5%	5%

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

Consolidated operating expenses were $48.1 million, or 37% of revenue, for the nine months ended September 30, 2014, compared to $45.9 million, or 40% of revenue, for the nine months ended September 30, 2013, an increase of $2.3 million, or 5%, including $1.0 million due to insurance proceeds recorded in the second quarter of 2013 in conjunction with a derivative litigation settled that quarter. The remaining increase included a $3.0 million increase in Network Equipment and $0.9 million increase in Network Integration related to investments in the core business offset by a $1.7 million decrease in Corporate, excluding the effect of the insurance proceeds.

Network Equipment Group.    Operating expenses in the Network Equipment group for the nine months ended September 30, 2014, were $38.3 million, or 58% of revenue, compared to $35.3 million, or 54% of revenue for the nine months ended September 30, 2013. The $3.0 million or 8% increase was due to $2.3 million in additional costs related to the planned higher investment in engineering and product development to drive future product development, an increase in sales and back office support costs of $1.2 million, offset by a decrease in general and administrative overhead of $0.5 million of costs in 2013 related to the implementation of our Oracle ERP system.

Network Integration Group.    Operating expenses in the Network Integration group for the nine months ended September 30, 2014, were $5.4 million, or 9% of revenue, compared to $4.5 million, or 9% of revenue, for the nine months ended September 30, 2013. The $0.9 million or 21% increase in operating expense was primarily due to additional sales costs for labor and commissions and administrative costs principally for audit related services. Operating expenses would have been $0.2 million lower for the nine months ended September 30, 2014, had foreign currency exchange rates remained the same as they were in the prior year period.

Corporate.    Operating expenses decreased $1.7 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. This decrease partially resulted from $1.4 million in lower labor and consulting fees incurred during the 2013 ERP system conversion and $0.1 million in lower auditing fees and accounting support fees. The nine months ended September 30, 2013, were also burdened by $1.3 million in legal fees arising from the derivative litigation that was settled in June 2013 and costs for an investigation of claims by a former employee that were partially offset by $1.0 million in insurance recovery for legal fees incurred during the derivative litigation that was settled in June 2013.
Operating Income (Loss)
The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2014	2013	$ Change	% Change	% Change constant currency(1)
Network Equipment group	$(5,296)	$(1,328)	$(3,968)	299%	299%
Network Integration group	4,311	2,891	1,420	49	45
Total segment operating income (loss)	(985)	1,563	(2,548)	(163)	(171)
Corporate unallocated and adjustments (2)	(4,414)	(6,072)	1,658	27	(27)
Total	$(5,399)	$(4,509)	$(890)	20%	23%

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

The $2.3 million, or 5%, increase in operating expenses offset by the $1.4 million, or 3%, increase in gross profit primarily led to a $0.9 million increase in our operating loss. Operating losses included share-based compensation expense of $0.7 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. Our operating loss would have been $0.1 million lower for the nine months ended September 30, 2014, had foreign currency exchange rates remained the same as they were in the prior year period. The above discussion includes the out-of-period adjustment of $0.2 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $0.1 million during the three months ended September 30, 2014, reducing the impact on deferred revenue for the out-of-period adjustment recorded in the prior quarter to $0.1 million as of September 30, 2014. The above discussion also includes the out-of-period adjustment of $0.2 million recorded in the three months ended September 30, 2014, related to the elimination of intercompany profit in inventory which increased consolidated operating loss by $0.2 million for the nine months ended September 30, 2014.

Network Equipment Group.    The Network Equipment group reported an operating loss of $5.3 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. The change in operating profit was due to the $3.5 million planned increase in operating expenses. Operating margin was (8)% for the nine months ended September 30, 2014, and (2)% for the nine months ended September 30, 2013. The above discussion includes the out-of-period adjustment of $0.2 million recorded in the three months ended September 30, 2014, related to the elimination of intercompany profit in inventory, which increased Network Equipment operating loss by $0.2 million for the nine months ended September 30, 2014.

Network Integration Group.    The Network Integration group reported operating income of $4.3 million for the nine months ended September 30, 2014, compared to operating income of $2.9 million for the nine months ended September 30, 2014. The increase in operating profit was primarily due to the 24% increase in Network Integration revenues. The Network Integration group operating margin was 7% for the nine months ended September 30, 2014 compared to 6% for the nine months ended September 30, 2013. The Network Integration group recorded an out-of-period adjustment related to deferred revenue during the three months ended June 30, 2014, that increased its operating loss by $0.2 million for the six months ended June 30, 2014. Of this amount, the Company recognized $0.1 million during the three months ended September 30, 2014, reducing the impact on deferred revenue for the out-of-period adjustment recorded in the prior quarter to $0.1 million as of September 30, 2014.

Interest Expense and Other Expense, Net

Interest expense was $0.3 million in the nine months ended September 30, 2014, and $0.4 million the nine months ended September 30, 2013, respectively. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The tax provision for the nine months ended September 30, 2014 and 2013 was $1.7 million and $0.4 million, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $1.7 million on the loss before provision for income taxes of $5.9 million for the nine months ended September 30, 2014, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability, including interest and penalties, of $0.3 million on a settlement of a tax audit of Tecnonet.

Italy Tax Audit Settlement

In 2013, the Italian Tax Authorities commenced an examination of Tecnonet and proposed a 100% disallowance of the deduction of certain sponsorship and advertising expenses for the years 2006 to 2011. The Company's management felt strongly that the deductions were fully supported by Italian tax law and that we would more-likely-than not prevail if we litigated the disallowance in the Italian tax courts. Therefore, there was no unrecognized benefit or income tax liability accrued in 2013 and the first quarter of 2014 related to the tax audit. During the three months ended June 30, 2014, the Italian tax authorities offered to reduce the 100% disallowance by 60%. Our local external tax advisers advised management that the 60% offer was a good result and that litigating the matter in Italian courts could be a protracted process despite the strong technical merits of our tax position. In consideration of our tax adviser’s assessment and management's desire to resolve this uncertainty, management accepted the 60% offer and settled with the Italian tax authorities in July 2014.

The Company recorded the interest and penalties of $0.1 million related to the accrued income tax expense of $0.2 million in income tax expense in the accompanying Condensed Consolidated Statement of Operations. Accrued interest and penalties are included in the related income tax liability in the Condensed Consolidated Balance Sheet. The interest and penalties of $0.1 million and accrued VAT expense of $0.1 million related to the settlement are recognized in other expenses in the accompanying Condensed Consolidated Statement of Operations. Accrued interest and penalties are included in the related current accrued liability in the Condensed Consolidated Balance Sheet in June 2014. The accrued income tax liability and accrued VAT liability including interest and penalties of $0.5 million were paid in full on October 3, 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, our cash and restricted time deposits decreased from $27.8 million to $25.0 million, a decrease of $2.9 million. Our cash outflows included a net loss of $7.5 million adjusted for non-cash expenses of $4.7 million including depreciation and amortization, share-based compensation, provision for doubtful accounts, and deferred taxes. In addition, there were cash outflows from working capital of $2.4 million, including a $1.4 million increase in inventory due to increased purchases of certain products due to the transition from inside production to contract manufacturing of those products and timing of shipments, a $7.3 million increase in other assets due to increased factoring of receivables at Tecnonet, a $2.3 million decrease in accrued liabilities due to timing of payments of accrued expenses, offset by a $10.2 million decrease in accounts receivable due to increased factoring of receivables at Tecnonet, a $0.2 million increase in accounts payable due to an increase in materials purchased, and a $2.9 million increase in deferred revenue as a result of the timing of shipments. Cash used in investing activities included $1.9 million in purchases of property, plant, and equipment. Cash provided by financing activities included additional borrowings at Tecnonet of $17.5 million, partially offset by payments on short-term debt of $15.8 million at Tecnonet.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $4.0 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the carrier Ethernet and optical transport markets among others. The nature of the Tecnonet business requires significant levels of working capital to finance the longer term receivables and the extended acceptance periods for its larger customers. The financing for its working capital needs is partially met through the use of factoring certain receivables. Tecnonet has minimal capital requirements and does not conduct research and development. Therefore, we do not anticipate Tecnonet's business to require significant investment to support our strategic objectives in the Italian information technology market. We believe that cash on hand and existing financing will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position, including cash and cash equivalents, restricted time deposits and our short-term debt position (dollars in thousands):

	September 30, 2014	December 31, 2013
Cash
Cash and cash equivalents	$24,533	$27,591
Restricted time deposits	436	249
	24,969	27,840
Short-term debt	5,175	4,320
Cash in excess of debt	$19,794	$23,520
Ratio of cash to debt (1)	4.8	6.4

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (in thousands):

	September 30, 2014	December 31, 2013	Increase (decrease)
Lines of credit secured by accounts receivable	$5,175	$4,320	$855

The increase in short-term debt at September 30, 2014, includes additional borrowings of $17.5 million, offset by payments of $15.8 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (dollars in thousands).

	September 30, 2014	December 31, 2013
Current assets	$107,892	$117,170
Current liabilities	56,375	58,921
Working capital	$51,517	$58,249
Current ratio (1)	1.9	2.0

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the three months ended September 30, 2014, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of September 30, 2014, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of September 30, 2014, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of September 30, 2014, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss in other comprehensive income. Approximately 65.0% and 66.0% of our cost of sales and operating expenses are reported by these subsidiaries for the nine months ended September 30, 2014 and 2013. These currencies were generally stronger against the U.S. dollar for the nine months ended September 30, 2014 compared to the same period for 2013, so revenues and expenses in these countries translated into more dollars than they would have in the first nine months of 2013. For the nine months ended September 30, 2014, we had approximately:

•	$58.3 million in cost of goods and operating expenses recorded in euros;

•	$0.7 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2014, our costs would have increased to approximately:

•	$64.1 million cost of goods and operating expenses recorded in euros;

•	$0.8 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	September 30, 2014	December 31, 2013
U.S. dollars	$17,680	$24,162
Euros	5,777	1,744
Taiwan dollars	21	63
Israeli new shekels	563	1,148
Other	492	474
Total cash and cash equivalents	$24,533	$27,591

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of the unremediated material weakness related to the inadequate design of internal controls over the accounting for revenue in our Italian subsidiary, Tecnonet as further described below.

Changes in Internal Controls

We designed and implemented remediation measures to address the material weakness identified as of June 30, 2014, and enhance our internal control over financial reporting. The material weakness related to the inadequate design of the internal control over the accounting for revenue in Tecnonet. Specifically, due to the Tecnonet personnel’s insufficient knowledge of the U.S. GAAP requirements related to maintenance of adequate documentation in support of certain revenue transactions, we did not have adequate controls in place to ensure that revenue was properly deferred in accordance with U.S. GAAP. Management has implemented monitoring controls to ensure that transactions requiring revenue deferral are identified, evaluated, and properly recognized. These controls were tested at the end of the third quarter of 2014 with no exceptions identified. Management will continue evaluating the internal controls over the accounting for deferred revenue during the last quarter of 2014 to ensure the material weakness has been fully remediated.

Additionally, we designed and implemented remediation measures to address the material weakness identified as of December 31, 2013, and enhance our internal control over financial reporting. The material weakness related to the inadequate design of the internal control over the accounting for deferred revenue specific to the revenue cut-off procedures. Management has implemented changes in the design of our internal control over the revenue cut-off procedures and performed testing of these control changes through June 30, 2014, to determine whether implemented controls operate as management intended. Based on the testing results, management has determined that, as of June 30, 2014, our controls associated with the monthly cut-off procedures were adequate and that the implementation of the additional control procedures have fully remediated this material weakness.

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

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV paid $1.9 million in payment for services of defense counsel and other parties through December 31, 2013 above the insured amount.
In May 2014, a former customer of Tecnonet S.p.A.(Tecnonet), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. While we believe that Tecnonet has valid defenses to the plaintiff's claims, we cannot provide assurance that such claims will not result in any liability to Tecnonet.

Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case.  As the ultimate outcome of this matter is uncertain no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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
MRV and its subsidiaries have been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In August 2013, the Company's Board of Directors approved a repurchase plan for up to $7,013,838 of the Company's Common Stock. This repurchase plan expired on May 14, 2014. No repurchases were made during the three and nine months ended September 30, 2014, under this plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5  - Other Information

Adoption of Amended and Restated Bylaws

On November 5, 2014, the Company’s Board of Directors adopted the Amended and Restated Bylaws of MRV Communications, Inc. (the “Amended and Restated Bylaws”).  The Amended and Restated Bylaws adopt advance notice procedures requiring that for any stockholder to nominate persons for election to the Company’s Board of Directors or to propose other business for an annual meeting of the Company, such stockholder must notify the Company no later than 90 days and no earlier than 120 days prior to the anniversary of the prior year’s annual meeting.  The Amended and Restated Bylaws specify the information and documents that must be included in such stockholder notice.

The Amended and Restated Bylaws also provide procedures governing stockholder proposals to call a special meeting of the stockholders.  For any stockholder to nominate persons for election to the Company’s Board of Directors or to propose other business for a special meeting of stockholders, such stockholder must notify the Company no later than 90 days and no earlier than 120 days prior to the special meeting.  The Amended and Restated Bylaws specify the information and documents that must be included in such stockholder notice.

The foregoing description of the Amended and Restated Bylaws is not complete and is subject to and qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.1, and which Amended and Restated Bylaws are incorporated herein by reference.

Item 6.	Exhibits

(a)    Exhibits

No.	Description

3.1	Amended and Restated Bylaws of MRV Communications, Inc. (as amended through November 5, 2014)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2014.

MRV COMMUNICATIONS, INC.

By: /s/ David S. Stehlin
David S. Stehlin
Chief Executive Officer
Principal Executive Officer

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Financial Officer
Principal Financial Officer